Form 10-Q
period 2014-06-30
ARES MANAGEMENT LP
filed 2014-08-13
CIK 1176948

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of common units representing limited partner interests outstanding as of August 13, 2014 was 80,667,664.

ARES MANAGEMENT, L.P.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include but are not limited to those described under "Risk Factors" in our prospectus dated May 1, 2014, and filed on May 5, 2014 with the Securities and Exchange Commission (the "SEC") in accordance with Rule 424(b) of the Securities Act of 1933, which is accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included or incorporated by reference in this Quarterly Report on Form 10-Q and in the prospectus. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

        Under generally accepted accounting principles in the United States ("GAAP"), we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are the general partner and are presumed to have control, and (b) entities that we concluded are variable interest entities ("VIEs"), including limited partnerships in which we have a nominal economic interest and the CLOs for which we are deemed to be the primary beneficiary. When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the fund in our condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance fees and other fees that we earn from Consolidated Funds. However, the presentation of performance fee

i

compensation and other expenses associated with generating such revenues are not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in Consolidated Funds is presented as net income attributable to non-controlling interests and redeemable non-controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations.

        In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) "segment basis," which deconsolidates these funds and therefore shows the results of our reportable segments without giving effect to the consolidation of the funds and (ii) "Stand Alone basis," which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our four segments, we have an Operations Management Group (the "OMG") that consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development, legal/compliance and human resources. The OMG's expenses are not allocated to our four reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and the OMG, and we believe that this information enhances the ability of unitholders to analyze our performance.

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

  •
  "Consolidated Funds" refers collectively to certain Ares-affiliated funds, related co-investment entities and certain CLOs that are required under GAAP to be consolidated in our condensed consolidated financial statements;

  •
  "Co-Founders" refers to Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal;

  •
  "distributable earnings" or "DE" refers to a pre-income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of Fee Related Earnings, realized performance fees, realized performance fee compensation expense and realized net other income, and further adjusts for expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fee income, unrealized performance fee compensation expense, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures;"

  •
  "economic net income" or "ENI" refers to net income excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our core performance. Changes arising from corporate actions include equity-based compensation

ii

    expenses, the amortization of intangible assets, transaction costs associated with acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization;

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

  •
  "management fees" refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us and also include ARCC Part I Fees (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview of Condensed Consolidated Results of Operations—Revenues") that are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash- settled each quarter;

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

iii

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of June 30, 2014	As of December 31, 2013
	(unaudited)	(Predecessor)
Assets
Cash and cash equivalents	$87,445	$89,802
Restricted cash and cash equivalents	78,378	13,344
Investments, at fair value	138,453	89,438
Performance fees receivable	138,987	137,682
Derivative assets, at fair value	1,774	1,164
Due from affiliates	119,861	108,920
Intangible assets, net	53,326	68,742
Goodwill	85,806	58,159
Other assets	75,237	73,600
Assets of Consolidated Funds:
Cash and cash equivalents	1,395,650	1,638,003
Restricted cash and securities	100	—
Investments, at fair value	18,666,232	20,823,338
Loan held for investment, net	84,088	—
Due from affiliates	10,669	2,010
Dividends and interest receivable	93,855	133,158
Receivable for securities sold	512,994	427,871
Derivative assets, at fair value	4,873	14,625
Other assets	44,602	25,528

Total assets	$21,592,330	$23,705,384

Liabilities
Debt obligations	$202,869	$153,119
Accounts payable, accrued expenses and other liabilities	141,452	67,486
Deferred tax liability, net	22,694	21,002
Performance fee compensation payable	335,199	295,978
Equity compensation put option liability	20,000	—
Derivative liabilities, at fair value	2,258	2,907
Accrued compensation	84,076	132,917
Due to affiliates	23,083	32,690
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	77,921	95,839
Payable for securities purchased	1,064,439	945,115
Derivative liabilities, at fair value	55,329	75,115
Due to affiliates	2,643	2,695
Securities sold short, at fair value	—	1,633
Deferred tax liability, net	24,321	35,904
CLO loan obligations	11,266,453	11,774,157
Fund borrowings	1,021,593	2,070,598
Mezzanine debt	332,077	323,164

Total liabilities	14,676,407	16,030,319

Commitments and contingencies
Redeemable interest in Consolidated Funds	1,102,350	1,093,770
Redeemable interest in Ares Operating Group entities	24,977	40,751
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	4,938,369	5,691,874
Equity appropriated for Consolidated Funds	78,192	155,261

Non-controlling interest in Consolidated Funds	5,016,561	5,847,135

Non-controlling interest in Ares Operating Group Entities	478,293	167,731
Members' equity and common stock of Predecessor	—	525,678
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 and 0 units, issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	293,124	—
Accumulated other comprehensive gain	618	—

Total controlling interest in Ares Management, L.P	293,742	—

Total equity	5,788,596	6,540,544

Total liabilities, redeemable interests, non-controlling interests and equity	$21,592,330	$23,705,384

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
Revenues
Management fees (includes ARCC Part I Fees of $25,666, $53,984 and $25,661, $49,497 for the three and six months ended June 30, 2014 and 2013, respectively) fees	$114,426	$81,812	$224,975	$160,206
Performance fees	11,175	3,169	27,389	28,323
Other fees	6,017	4,321	12,882	8,310

Total revenues	131,618	89,302	265,246	196,839

Expenses
Compensation and benefits	150,970	75,559	246,663	147,534
Performance fee compensation	51,960	(4,045)	92,685	58,957
General, administrative and other expenses	39,460	25,664	78,235	42,646
Consolidated Funds expenses	16,712	12,615	25,649	73,723

Total expenses	259,102	109,793	443,232	322,860

Other income (expense)
Interest and other income	3,877	2,245	4,001	2,896
Interest expense	(2,037)	(2,365)	(3,676)	(4,790)
Net realized gain (loss) on investments	(1,403)	1,898	(1,469)	761
Net change in unrealized appreciation (depreciation) on investments	9,703	(11,141)	13,849	(2,856)
Interest and other income of Consolidated Funds	203,338	302,040	548,683	613,530
Interest expense of Consolidated Funds	(203,741)	(107,012)	(348,783)	(232,970)
Net realized gain (loss) on investments of Consolidated Funds	47,840	8,915	102,805	66,871
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	261,396	(304,511)	328,740	(200,259)

Total other income (expense)	318,973	(109,931)	644,150	243,183

Income (loss) before taxes	191,489	(130,422)	466,164	117,162
Income tax expense (benefit)	5,267	6,312	(1,428)	30,762

Net income (loss)	186,222	(136,734)	467,592	86,400

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	170,140	(134,676)	358,273	(53,264)
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	13,413	(4,877)	50,461	62,297
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	(15,150)	551	40,633	15,116
Less: Net income (loss) attributable to controlling interests in Predecessor	—	2,235	—	61,391
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	(23)	33	383	860

Net income (loss) attributable to Ares Management, L.P.	$17,842	$—	$17,842	$—

Net income (loss) attributable to Ares Management, L.P. per common unit
Basic	$0.22		$0.22

Diluted	$0.22		$0.22

Weighted-average common units
Basic	79,424,077		79,424,077

Diluted	80,004,833		80,004,833

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
Net income (loss)	$186,222	$(136,734)	$467,592	$86,400

Other comprehensive income (loss):
Foreign currency translation adjustments	1,406	10,222	1,586	(3,542)

Other comprehensive income (loss)	1,406	10,222	1,586	(3,542)

Total comprehensive income (loss)	187,628	(126,512)	469,178	82,858

Less: comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	168,669	(128,785)	356,623	(56,913)
Less: comprehensive income (loss) attributable to redeemable interests in Consolidated Funds	13,413	(2,970)	50,461	61,321
Less: comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group Entities	(12,904)	1,036	43,235	14,734
Less: comprehensive income (loss) attributable to controlling interests in Predecessor	—	4,171	—	62,878
Less: comprehensive income (loss) attributable to redeemable interests in Ares Operating Group Entities	(10)	36	399	838

Comprehensive income attributable to Ares Management, L.P.	$18,460	$—	$18,460	$—

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)
(unaudited)

								Consolidated Funds
	Partners' Capital	Members' Equity	Common Stock (A shares)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest in Ares Operating Group Entities	Equity Appropriated for Consolidated Funds	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2013	$—	$321,891	$0	$338,375	$(135,573)	$985	$167,731	$155,261	$5,691,874	$6,540,544
Relinquished with deconsolidation of funds	—	—	—	—	—	—	—	—	(354,737)	(354,737)
Contributions	—	—	—	—	—	—	—	—	126,265	126,265
Distributions	—	(132,286)	—	(42,622)	—	—	(50,442)	—	(741,905)	(967,255)
Net income	—	28,064	—	—	(21,966)	—	3,247	(50,413)	287,942	246,874
Currency translation adjustment	—	—	—	—	—	1,255	404	(682)	(412)	565
Equity compensation	—	(368)	—	39,078	—	—	12,479	—	—	51,189
Tandem award compensation adjustment	—	1,570	—	5,371	(983)	—	1,242	—	—	7,200
Net effect of Reorganization, including contributions of Ares Operating Group units for 69,078,234 common units	204,877	(218,871)	—	(340,202)	158,522	(2,240)	197,914	—	—	—

Balance post-Reorganization(1)	204,877	—	—	—	—	—	332,575	104,166	5,009,027	5,650,645
Issuance of 11,589,430 common units, net of underwriters' discount	209,189	—	—	—	—	—	—	—	—	209,189
Issuance costs	(10,851)	—	—	—	—	—	(17,490)	—	—	(28,341)
Allocation of contributions in excess of the carrying value of the net assets (dilution)	(129,446)	—	—	—	—	—	128,536	—	—	(910)
Equity compensation	1,513	—	—	—	—	—	2,441	—	—	3,954
Contributions	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	(216,820)	(216,820)
Net income	17,842	—	—	—	—	—	31,288	(25,627)	146,371	169,874
Currency translation adjustment	—	—	—	—	—	618	943	(347)	(209)	1,005

Balance at June 30, 2014	$293,124	$—	$—	$—	$—	$618	$478,293	$78,192	$4,938,369	$5,788,596

(1)
Prior to the reorganization on May 1, 2014, financials represent the Combined and Consolidated results of AHI, AI and consolidated subsidiaries, referred to collectively as the Predecessor. Subsequent to the reorganization, these financials statements represent the results of Ares Management, L.P. financial results. See Note 1 for further information.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)
(unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
		(Predecessor)
Cash flows from operating activities:
Net income	$467,592	$86,400
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	67,568	12,673
Depreciation and amortization	19,864	8,086
Net realized (gain) loss on investments	1,469	(761)
Net change in unrealized (appreciation) depreciation on investments	(13,849)	2,856
Investments purchased	(31,702)	(1,453)
Cash proceeds from sale of investments	4,230	957
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(21,651)	(12,255)
Net realized (gain) loss on investments	(102,805)	(66,871)
Amortization on debt and investments	(15,811)	(24,998)
Net change in unrealized (appreciation) depreciation on investments	(328,740)	200,259
Investments purchased	(4,519,049)	(8,202,453)
Cash proceeds from sale or pay down of investments	6,643,494	8,233,873
Cash flows due to changes in operating assets and liabilities:
Net change in restricted cash	(65,034)	1,784
Net change in performance fees receivable and payable	41,082	(2,392)
Net change in due from and due to affiliates	(22,624)	(2,613)
Net change in other assets	2,196	(1,600)
Net change in accrued compensation and benefits	(49,280)	41,235
Net change in accounts payable, accrued expenses and other liabilities	73,245	(8,013)
Net change in deferred taxes	1,692	(7)
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	256,904	38,624
Cash relinquished with deconsolidation of Consolidated Funds	(40,089)	—
Change in other assets and receivables held at Consolidated Funds	(89,976)	(56,747)
Change in other liabilities and payables held at Consolidated Funds	104,767	642,754

Net cash provided by operating activities	2,383,493	889,338

Cash flows from investing activities:
Acquisitions, net of cash acquired	(60,000)	—
Purchase of furniture, equipment and leasehold improvements, net	(11,438)	(7,163)

Net cash used in investing activities	(71,438)	(7,163)

Financing activities:
Proceeds from issuance of common units in IPO	209,189	—
Issuance cost	(28,465)	—
Proceeds from debt issuance	224,000	57,000
Repayments of debt obligations	(174,250)	(67,000)
Distributions	(226,663)	(224,535)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interest holders in Consolidated Funds	171,631	294,583
Distributions to non-controlling interest holders in Consolidated Funds	(1,045,971)	(1,081,320)
Borrowings under loan obligations by Consolidated Funds	1,581,191	2,082,142
Repayments under loan obligations by Consolidated Funds	(3,027,043)	(1,953,698)

Net cash used in financing activities	(2,316,381)	(892,828)

Effect of exchange rate changes and translation	1,969	(4,612)

Net increase (decrease) in cash and cash equivalents	(2,357)	(15,265)
Cash and cash equivalents, beginning of period	89,802	68,457

Cash and cash equivalents, end of period	$87,445	$53,192

Supplemental information:
Ares Management, L.P. and consolidated subsidiaries
Cash paid during the period for interest	$2,574	$3,605
Cash paid during the period for income taxes	$10,629	$13,849
Consolidated Funds
Cash paid during the period for interest	$112,593	$108,997
Cash paid during the period for income taxes	$16,544	$9

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Ares Management, L.P. is a leading global alternative asset management firm that operates four distinct but complementary investment groups: the Tradable Credit Group, the Direct Lending Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 15, "Segment Reporting." Subsidiaries of Ares Management LLC ("AM LLC") serve as the general partners and/or investment managers to various investment funds within each investment group (the "Ares Funds"), which are generally organized as pass-through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to "Ares" or the "Company" refer to Ares Management, L.P. together with its subsidiaries.

        The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. These statements and notes have not been audited, exclude some of the disclosures required for annual audited financial statements and should be read in conjunction with the audited combined and consolidated financial statements and notes for the year ended December 31, 2013, included in the Company final prospectus dated May 1, 2014 and filed on May 5, 2014 with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933. The operating results presented for interim periods are not indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

        The accompanying financial statements include (1) the results of the Company subsequent to the Reorganization as described below and (2) prior to the Reorganization, the condensed consolidated results of two affiliated entities, Ares Holdings Inc. ("AHI") and Ares Investments LLC ("AI"), which directly or indirectly hold controlling interests in AM LLC and Ares Investments Holdings LLC ("AIH LLC"), as well as their wholly owned subsidiaries (collectively, the "Predecessor"). Prior to the Reorganization, Ares Partners Management Company LLC ("APMC") directed the operations of AHI and AI through its controlling ownership interest of approximately 50.1% and 70.3%, respectively, in each entity. The remaining ownership of AHI and AI was shared among various minority non-controlling strategic investment partners. Historical financial results attributable to the Predecessor are presented as non-controlling interests in Ares Operating Group (as defined below) entities.

        In addition, certain Ares-affiliated funds, related co-investment entities and collateralized loan obligations ("CLOs") (collectively, the "Consolidated Funds") managed by AM LLC and its wholly owned subsidiaries have been consolidated in the accompanying financial statements for the periods presented pursuant to generally accepted accounting principles ("GAAP") as described in Note 2, "Summary of Significant Accounting Policies." Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows of the Company; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to controlling interests or on total controlling equity. Instead, economic ownership interests of the investors

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

in the Consolidated Funds are reflected as non-controlling interests in Consolidated Funds and as equity appropriated for Consolidated Funds in the accompanying condensed consolidated financial statements.

Reorganization

        Pursuant to a reorganization effectuated in connection with the initial public offering of the Company's common units ("IPO"), on May 1, 2014 the Company became a holding partnership, and the Company's sole assets became equity interests through wholly owned subsidiary entities in Ares Holdings Inc., Ares Domestic Holdings Inc. ("Domestic Holdings"), Ares Offshore Holdings, Ltd., Ares Investments LLC and Ares Real Estate Holdings LLC. The Company, either directly or through direct subsidiaries, is the general partner of each of the Ares Operating Group entities, and operates and controls all of the businesses and affairs of the Ares Operating Group.

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

        In exchange for its interest in the Company, prior to the consummation of the IPO, Ares Owners Holdings L.P. transferred to the Company its interests in each of AHI, Domestic Holdings, Ares Offshore Holdings, Ltd., Ares Real Estate Holdings LLC and a portion of its interest in Ares Investments. Similarly, ADIA contributed its direct interest in AHI to its affiliate, AREC Holdings Ltd., a Cayman Islands exempted company ("AREC"), and subsequently, in exchange for its interest in the Company, AREC transferred to the Company its interest in each of AHI, Ares Domestic, Ares Offshore, Ares Investments and Ares Real Estate. As a result of the foregoing, Ares Owners Holdings L.P. holds 34,540,079 common units in the Company and AREC holds 34,538,155 common units in the Company. Following the foregoing exchanges, Ares Owners Holding L.P. retained a 59.21% direct interest, or 118,421,766 partnership units in each of the Ares Operating Group entities (collectively, the "Ares Operating Group Units" or "AOG Units"), in each of the Ares Operating Group entities. AREC has no direct interest in the Ares Operating Group entities. An affiliate of Alleghany Corporation ("Alleghany") owns a 6.25% direct interest, or 12,500,000 AOG Units, in each of the Ares Operating Group entities.

        These collective actions are referred to herein as the "Reorganization".

Initial Public Offering

        On May 7, 2014, the Company issued 11,363,636 common units in the IPO at the price of $19.00 per common unit. In addition, on June 4, 2014 the Company issued an additional 225,794 common units at $19.00 per common unit pursuant to the partial exercise by the underwriters of their overallotment option. Total proceeds from the IPO, including from the partial exercise by the underwriters of their overallotment option, net of underwriting discounts, were $209.2 million. The holders of AOG Units, subject to any

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

applicable transfer restrictions and other provisions, may up to four times each year from and after the second anniversary of the date of the closing of the IPO exchange their AOG Units for common units on a one-for-one basis (provided that Alleghany may exchange up to half of its AOG Units from and after the first anniversary of the IPO).

        Following the consummation of the IPO, including the partial exercise by the underwriters of their overallotment option, assuming no exchange of AOG Units for common units, Ares Owners Holdings L.P. holds a 42.82% direct interest in the Company, AREC holds a 42.82% direct interest in the Company and the public holds a 14.37% direct interest in the Company.

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

        The Company conducts all of its material business activities through the Ares Operating Group. Following the IPO, the Company consolidates the financial results of the Ares Operating Group entities, their consolidated subsidiaries and certain Consolidated Funds.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Certain accounting policies have been excluded from these notes to the condensed consolidated financial statements as there have been no significant changes to such accounting policies since the Company filed its audited financial statements for the year ended December 31, 2013. For further information about these accounting policies, refer to the Company's prospectus dated May 1, 2014, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on May 5, 2014.

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

        With respect to the Consolidated Funds, which typically represent limited partnerships and single member limited liability companies, the Company earns a fixed management fee based on invested capital or a derivation thereof, and a performance fee based upon the investment returns in excess of a stated benchmark or hurdle rate. The Company, as the general partner of various funds, generally has

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operational discretion and control, and limited partners have no substantive rights to impact ongoing governance and operating activities of the fund. Such a fund is required to be consolidated unless the Company has a less than significant level of equity at risk. The fund is typically considered a VIE as described below, to the extent that the Company's equity at risk is less than significant in a given fund and it has no obligation to fund any future losses. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and the Company does not consolidate the fund. In cases where the Company's equity at risk is deemed to be significant, the fund is generally not considered to be a VIE, and the Company will generally consolidate the fund unless the limited partners are granted substantive rights to remove the general partner or liquidate the fund. These rights are known as kick-out rights.

Variable Interest Model

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As of June 30, 2014 and December 31, 2013, assets of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $13.9 billion and $14.2 billion, respectively, and are presented within "Assets of Consolidated Funds." As of June 30, 2014 and December 31, 2013, liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $12.8 billion and $13.1 billion, respectively, and are presented within "Liabilities of Consolidated Funds." The holders of the consolidated VIEs' liabilities do not have recourse to the Company other than to the assets of the consolidated VIEs. The assets and liabilities of the consolidated VIEs are comprised primarily of investment securities and loans payable, respectively. All significant inter-company transactions and balances have been eliminated in consolidation.

        Certain funds that have historically been consolidated in the financial statements are no longer consolidated because, as of the reporting period, they were: (a) liquidated or dissolved, (b) the Company no longer holds a majority voting interest or (c) the Company is no longer deemed to be the primary beneficiary of the VIEs as it has no economic interest, no obligation to absorb losses and no rights to receive benefits from the VIEs.

Equity Appropriated for Consolidated Funds

        As of June 30, 2014 and December 31, 2013, the Company consolidated 29 and 35 CLOs, respectively. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan obligations. Upon consolidation, the Company elected the fair value option for eligible liabilities to mitigate accounting mismatches between the carrying value of the assets and liabilities. The Company accounts for the excess in fair value of assets over liabilities upon initial consolidation of funds as an increase in equity appropriated for Consolidated Funds.

        The loan obligations issued by the CLOs are backed by diversified collateral asset portfolios and by structured debt or equity. In exchange for managing the collateral for the CLOs, the Company earns management fees, including, in some cases, senior and subordinated management fees, and in some cases, contingent performance fees. In cases where the Company earns fees from a fund that it consolidates with the CLOs, those fees have been eliminated as intercompany transactions. At June 30, 2014 and December 31, 2013, the Company held $65.5 million and $64.2 million of investments in these CLOs, respectively, which represents its maximum exposure to loss. The maximum exposure to loss represents the Company's total investment in these entities. The Company's holdings in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Investors in the CLOs generally have no recourse against the Company for any losses sustained in the capital structure of each CLO.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Non-Consolidated Variable Interest Entities

        The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct equity interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. The Company's interests and the Consolidated Funds' interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of June 30, 2014	As of December 31, 2013
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$15,959	$12,366
Maximum exposure to loss attributable to Consolidated Funds' investments in non-consolidated VIEs	$2,963	$96,223

Basis of Accounting

        The accompanying condensed consolidated financial statements are prepared in accordance with GAAP. Management has determined that the Company's Consolidated Funds are investment companies under GAAP for the purposes of financial reporting based on the following characteristics: the Consolidated Fund obtains funds from one or more investors and provides investment management services and the Consolidated Fund's business purpose and substantive activities are investing funds for returns from capital appreciation and/or investment income. Therefore, GAAP for an investment company requires investments to be recorded at fair value and the unrealized appreciation (depreciation) in an investment's fair value is recognized on a current basis in the Condensed Consolidated Statements of Operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these condensed consolidated financial statements, the Company has retained the specialized accounting guidance for the Consolidated Funds under GAAP.

        All of the investments held and CLO loan obligations issued by the Consolidated Funds are presented at their estimated fair values in the Company's Condensed Consolidated Statements of Financial Condition. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Company's Condensed Consolidated Statements of Financial Condition as equity appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non-controlling interests in consolidated entities in the Condensed Consolidated Statements of Operations and equity appropriated for Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. These assumptions and estimates require management to exercise judgment in the process of applying the Company's accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance fee revenue and performance fee compensation involve a higher degree of judgment and complexity, and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results could differ from these estimates and such differences could be material. Certain comparative amounts for prior periods have been reclassified to conform to the current year's presentation.

Investments

        Investments include (a) fair value investments held by the Company and Consolidated Funds and (b) investments in loans receivable held by a Consolidated Fund.

        The Company has retained the specialized investment company accounting guidance under GAAP with respect to principally all of its investments. Thus, the consolidated investments are reflected in the Condensed Consolidated Statements of Financial Condition at fair value, with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on investments in the Condensed Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e. the exit price).

        Investments in loans receivable are recorded at the outstanding unpaid principal balance less any allowance for loan losses. Interest income is recognized in the period earned to the extent that such amounts are expected to be collected. In general, interest is not accrued on investments in loans receivable when principal or interest payments are 90 days past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid in accordance with the terms of the loan agreement and, in management's judgment, are likely to remain current. The Company may make exceptions to this if the loan has sufficient collateral value and is in the process of collection.

        The Company records an allowance for loan losses based on management's judgment of the estimated potential credit impairment in the portfolio of loans receivable at an aggregate level. As part of this analysis, the Company reviews a number of factors for specific borrowers including the estimated value of any underlying collateral, compliance with financial covenants, the operating capabilities and financial

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

trends of the borrowers, as well as overall current economic conditions affecting specific borrowers and the portfolio as a whole.

Goodwill

        Goodwill represents the excess cost over identifiable net assets of an acquired business. The Company tests goodwill annually for impairment. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company will use a two-step process to evaluate impairment. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill.

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

        Goodwill is not amortized and is not deductible for income tax purposes. There have been no impairments of goodwill recorded as of June 30, 2014.

Equity-Based Compensation

        The Company recognizes expense related to equity-based compensation transactions in which it receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments.

        Equity-based compensation expense represents expenses associated with the following:

  (a)
  granting of: (i) direct and indirect profit interests; (ii) put options to sell certain interests at a minimum value; (iii) purchase (or call) options to acquire additional membership interests; and (iv) restricted units, options and phantom units granted under Ares Management, L.P. 2014 Equity Incentive Plan ("Equity Incentive Plan");

  (b)
  conversion of and acceleration in vesting of certain existing interests.

        Equity-based compensation expense is determined based on the fair value of the respective equity award on the grant date and is recognized on a straight-line basis over the requisite service period, with a corresponding increase in partners' capital. Fair value of the restricted units and phantom units is equal to the prior day's closing price of common units. Certain restricted units are subject to a lock up provision that expires on the fifth anniversary of the IPO. The Company used Finnerty's average strike price put

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

option model to estimate the discount associated with this lack of marketability. The Company estimated the fair value of the options as of the grant date using Black-Scholes option pricing model.

        The Company is required to estimate the stock awards that management ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. The rate of future forfeitures is estimated based upon historical experience. Actual forfeitures in the future may differ. Equity-based compensation expense is adjusted, as necessary, for actual forfeitures so as to reflect expenses only for the portion of the award that ultimately vests. Management considers on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect the expected forfeiture rate.

        The Company records deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as adjustments to partners' capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.

        Equity-based compensation expense is presented within compensation and benefits in the Condensed Consolidated Statements of Operations.

Business Combinations

        The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the fair value of each asset acquired and liability assumed as of the acquisition date. Contingent consideration obligations are recognized as of the acquisition date at fair value based on the probability that contingency will be realized. Acquisition-related costs in connection with a business combination are expensed as incurred.

Non-Controlling Interests in Ares Operating Group Entities

        Following the Reorganization, non-controlling interests in Ares Operating Group entities represent a component of equity and net income attributable to the owners of AOG Units that are not held by Ares Management, L.P. These interests are adjusted for contributions to and distributions from Ares Operating Group entities during the reporting period and are allocated income from the Ares Operating Group entities based on their historical ownership percentage for the proportional number of days in the reporting period.

        For the periods presented prior to the Reorganization, non-controlling interests in Ares Operating Group entities represent equity interests and net income attributable to various non-controlling oriented

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

strategic investment partners, which were reflected as non-controlling interests in the Predecessor's historical results.

Income Taxes

        A substantial portion of the Company's earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company's earnings reflects no provision for income taxes except those for foreign, city and local income taxes incurred at the entity level. A portion of the Company's operations is held through AHI and Domestic Holdings, which are U.S. corporations for tax purposes. Their income is subject to U.S. federal, state and local income taxes and certain of their foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes imposed on AHI's and Domestic Holdings' earnings is included in the Company's tax provision. The Company's tax provision also includes entity level income taxes incurred by certain affiliated funds and co-investment entities that are consolidated in these financial statements.

        Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized as income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are reflected on a net basis in the Condensed Consolidated Statements of Financial Condition.

        The Company analyzes its tax filing positions in all U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (UTBs) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company recognizes both accrued interest and penalties, where appropriate, related to UTBs in general, administrative and other expenses.

        Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Allocation

        Income (loss) before taxes is allocated based on each partner's average daily ownership of the Ares Operating Group entities for each period presented. The net income attributable to Ares Management, L.P. for the three and six months ended June 30, 2014, respectively, represents its average daily ownership of 37.68% from May 1 to June 30, 2014.

Financial Instruments

        The Company considered cash, cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, debt obligations and assets and liabilities of the Consolidated Funds to be its financial instruments. The carrying amounts reported in the Condensed Consolidated Statements of Financial Condition for these financial instruments equal or closely approximate their fair values.

Earnings Per Common Unit

        Basic earnings per common unit is computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period. Income available to common unitholders represents net income applicable to Ares Management, L.P.

        Diluted earnings per unit is computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period, increased to include the number of additional common units that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding option to acquire units, unvested restricted units and AOG Units exchangeable for common units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per unit by application of the treasury stock method. Unvested equity-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per unit pursuant to the two-class method.

        Under the treasury stock method, if the average market price of a common unit increases above the option's exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding common units. However, the awards may be anti-dilutive when the market price of the underlying unit exceeds the option's exercise price. This result is possible because the compensation expense attributed to future services but not yet recognized is included as a component of the assumed proceeds upon exercise. In addition, an increase in the fair value of the Company's common units can result in potentially having dilutive securities with a greater dilutive effect.

Recent Accounting Pronouncements

        In May 2014, the FASB issued guidance for recognizing revenue from contracts with customers. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company continues to evaluate the impact this guidance will have on its financial statements.

        In June 2014, FASB issued guidance to bring clarification to the accounting for share-based payment awards that require a specific performance target to be achieved in order for the award to vest even after the requisite service period. Under the new guidance, performance targets that could affect vesting and be achieved after the requisite service period will be treated as a performance condition and should not be reflected in estimating the fair value of the award at grant date. Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation expense attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company does not believe this guidance will have a material impact on its financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

Business Combinations

        In June 2014, AM LLC acquired for $62.0 million in cash and contingent consideration i) Keltic Financial Services LLC ("Keltic"), a commercial finance company headquartered in New York that provides asset based loans to small and middle market companies; and ii) the net assets of Keltic Financial Partners II, to which Keltic acted as the general partner. The Company allocated $38.0 million of the purchase price to the fair value of the acquired net assets, which were effectively contributed to ACF Finco I L.P., a limited partnership managed by a subsidiary of the Company. The remaining $24.0 million of the purchase price was recorded as goodwill, which may be modified subject to evaluating all provisions of the agreement. The financial results of ACF Finco I L.P. are included with the Consolidated Funds results in the financial statements presented herein.

        During the six months ended June 30, 2014, the Company evaluated two leases assumed in connection with its acquisition of AREA Management Holdings, LLC ("AREA"). Based upon the existing terms of the acquired leases, the Company determined that the lease payments were in excess of current market conditions. The Company recorded an unfavorable lease liability of $3.6 million with a corresponding increase to goodwill. The unfavorable lease liability represents the discounted cash flows associated with the difference between the contractual lease payments and market-based lease payments. The unfavorable lease liability is amortized on a straight-line basis over the term of the lease agreements. The Company recorded unfavorable lease amortization of $0.5 million and $1.1 million for the three and six months ended June 30, 2014, respectively, that is presented within general, administrative and other expenses

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

within the Condensed Consolidated Statement of Operations. The Company did not record any unfavorable lease amortization for the three and six months ended June 30, 2013.

        During the six months ended June 30, 2014, in connection with the termination of certain management contracts within its Tradable Credit Group and Real Estate Group, the Company evaluated for impairment certain intangible assets and recorded amortization expense of $1.0 million and $3.9 million for the three and six months ended June 30, 2014, respectively, to remove the remaining carrying value of the certain intangibles. The Company did not record any impairment during the three and six months ended June 30, 2013.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS

        Investments are held by the Company and by the Consolidated Funds and are accounted for at fair value in accordance with the investment company guidance.

        The Company's investments are presented below:

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Private Investment Partnership Interests:
Ares Credit Strategies Fund II, L.P.	$884	$1,998	0.6%	2.2%
Ares Credit Strategies Fund III, L.P.	18	—	0.0%	—
Ares Strategic Investment Partners, L.P.	78	—	0.1%	—
Ares Strategic Investment Partners III, L.P.	2,796	2,714	2.0%	3.0%
Ares Corporate Opportunities Fund, L.P.(1)	1,031	1,009	0.7%	1.1%
Ares Special Situations Fund I-B, L.P.	3	—	0.0%	—
Ares Special Situations Fund III, L.P.	27,211	24,253	19.7%	27.2%
Ares SSF Riopelle, L.P.	3,522	—	2.5%	—
Ares Enhanced Loan Investment Strategy IX, L.P.	523	512	0.4%	0.6%
Ares Europe CSF Fund (C) LP	501	301	0.4%	0.3%
Ares Multi-Strategy Credit Fund V (H), L.P.	1,077	1,022	0.8%	1.1%
AREA European Property Enhancement Program L.P.	1,400	1,735	1.0%	1.9%
AREA Sponsor Holdings LLC	39,745	31,560	28.7%	35.4%
Resolution Life L.P.	45,348	21,846	32.8%	24.4%
Ares Strategic Real Estate Program—HHC, LLC	1,263	1,227	0.9%	1.4%
Ares Capital Europe II (D), L.P.	11,760	—	8.5%	—
Ares Capital Europe II (E), L.P.	25	—	0.0%	—

Total private investment partnership interests (cost: $112,703 and $68,580 at June 30, 2014 and December 31, 2013, respectively)	137,185	88,177	99.1%	98.6%

Common Stock:
Ares Multi-Strategy Credit Fund, Inc.	92	89	0.1%	0.1%

Total common stock (cost: $100 and $100 at June 30, 2014 and December 31, 2013, respectively)	92	89	0.1%	0.1%

Corporate Bonds:
Ares Commercial Real Estate Corporation Convertible Senior Notes	1,176	1,172	0.8%	1.3%

Total corporate bond (cost: $1,150 and $1,150, at June 30, 2014 and December 31, 2013, respectively)	1,176	1,172	0.8%	1.3%

Total fair value investments (cost: $113,953 and $69,830 at June 30, 2014 and December 31, 2013, respectively)	$138,453	$89,438	100.0%	100.0%

(1)
Security represents the sole underlying investment within ACOF Co-Investors LLC.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

        Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
United States:
Fixed income securities:
Consumer discretionary	$3,509,228	$4,146,611	18.8%	20.0%
Consumer staples	104,053	338,735	0.6%	1.6%
Energy	468,047	535,857	2.5%	2.6%
Financials	496,826	544,879	2.7%	2.6%
Healthcare, education and childcare	954,281	1,176,418	5.1%	5.6%
Industrials	1,797,663	2,038,390	9.6%	9.8%
Information technology	574,490	542,377	3.1%	2.6%
Materials	382,869	463,864	2.1%	2.2%
Telecommunication services	1,123,726	1,153,691	6.0%	5.5%
Utilities	256,348	222,410	1.4%	1.1%

Total fixed income securities (cost: $9,711,244 and $11,071,982, at June 30, 2014 and December 31, 2013, respectively)	9,667,531	11,163,232	51.9%	53.6%

Equity securities:
Consumer discretionary	2,377,346	2,464,520	12.8%	11.9%
Consumer staples	266,984	201,059	1.4%	1.0%
Energy	198,519	193,946	1.1%	1.0%
Financials	8,090	6,172	0.0%	0.0%
Healthcare, education and childcare	351,485	296,817	1.9%	1.5%
Industrials	132,148	134,544	0.7%	0.6%
Materials	1	31	0.0%	0.0%
Partnership and LLC interests	47,327	41,001	0.3%	0.2%
Telecommunication services	25,824	51,921	0.1%	0.2%

Total equity securities (cost: $2,486,428 and $2,733,448 at June 30, 2014 and December 31, 2013, respectively)	3,407,724	3,390,011	18.3%	16.4%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Europe:
Fixed income securities:
Consumer discretionary	1,166,602	1,858,364	6.3%	8.9%
Consumer staples	263,914	175,440	1.4%	0.8%
Energy	31,107	4,906	0.2%	0.0%
Financials	395,335	322,355	2.1%	1.5%
Healthcare, education and childcare	301,341	410,726	1.6%	2.0%
Industrials	533,886	485,243	2.9%	2.3%
Information technology	138,223	140,976	0.7%	0.7%
Materials	323,075	328,867	1.7%	1.6%
Telecommunication services	838,262	944,800	4.5%	4.5%
Utilities	4,288	37,001	0.0%	0.2%

Total fixed income securities (cost: $4,028,361 and $4,747,808 at June 30, 2014 and December 31, 2013, respectively)	3,996,033	4,708,678	21.4%	22.5%

Equity securities:
Consumer discretionary	3,469	10,686	0.0%	0.1%
Consumer staples	761	668	0.0%	0.0%
Financials	17	—	0.0%	0.0%
Healthcare, education and childcare	29,887	28,607	0.2%	0.1%
Industrials	85	8,595	0.0%	0.0%
Materials	37	773	0.0%	0.0%
Telecommunication services	2,383	1,524	0.0%	0.0%

Total equity securities (cost: $80,564 and $83,277 at June 30, 2014 and December 31, 2013, respectively)	36,639	50,853	0.2%	0.2%

Asia and other:
Fixed income securities:
Consumer discretionary	69,598	43,538	0.4%	0.2%
Financials	498,596	456,463	2.7%	2.2%
Healthcare, education and childcare	14,436	14,556	0.1%	0.1%
Information Technology	—	22,012	0.0%	0.1%
Materials	—	15,885	0.0%	0.1%
Telecommunication services	77,267	81,978	0.4%	0.4%

Total fixed income securities (cost: $591,890 and $593,188, at June 30, 2014 and December 31, 2013, respectively)	659,897	634,432	3.6%	3.1%

Equity securities:
Consumer discretionary	89,948	—	0.5%	0.0%
Consumer staples	59,059	77,572	0.3%	0.4%
Healthcare, education and childcare	33,610	23,493	0.2%	0.1%
Materials	52,947	52,947	0.3%	0.3%
Partnership and LLC interests	10,387	—	0.1%	0.0%
Utilities	10,371	4,724	0.1%	0.0%

Total equity securities (cost: $181,551 and $135,631 at June 30, 2014 and December 31, 2013, respectively)	256,322	158,736	1.5%	0.8%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Canada:
Fixed income securities:
Consumer discretionary	115,933	121,132	0.6%	0.6%
Energy	88,945	87,469	0.5%	0.4%
Healthcare, education and childcare	94,324	104,464	0.5%	0.5%
Industrials	18,327	16,331	0.1%	0.1%
Materials	8,299	—	0.0%	0.0%
Telecommunication services	120,057	142,374	0.6%	0.7%

Total fixed income securities (cost: $449,461 and $480,231at June 30, 2014 and December 31, 2013, respectively)	445,885	471,770	2.3%	2.3%

Equity securities:
Consumer discretionary	978	892	0.0%	0.0%
Energy	10,237	51,187	0.1%	0.2%

Total equity securities (cost: $75,256 and $75,256 at June 30, 2014 and December 31, 2013, respectively)	11,215	52,079	0.1%	0.2%

Australia:
Fixed income securities:
Consumer discretionary	—	203	0.0%	0.0%
Energy	51,412	—	0.0%	0.0%
Industrials	41,767	99,376	0.2%	0.5%
Telecommunication services	—	—	—	—
Utilities	76,831	68,513	0.4%	0.3%

Total fixed income securities (cost: $170,325 and $169,831 at June 30, 2014 and December 31, 2013, respectively)	170,010	168,092	0.6%	0.8%

Equity Securities:
Telecommunication services	9,842	16,102	0.1%	0.1%
Utilities	5,134	9,353	0.0%	0.0%

Total equity securities (cost: $22,233 and $30,140 at June 30, 2014 and December 31, 2013, respectively)	14,976	25,455	0.1%	0.1%

Total fixed income securities	14,939,356	17,146,204	79.8%	82.3%

Total equity securities	3,726,876	3,677,134	20.2%	17.7%

Total investments, at fair value	$18,666,232	$20,823,338	100.0%	100.0%

Securities sold short, at fair value	$—	$(1,633)

        At June 30, 2014 and December 31, 2013, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company's total consolidated net assets.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE

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

Investment / Liability Valuations

        The valuation techniques used by the Company to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques applied to investments held by the Company and by the Consolidated Funds vary depending on the nature of the investment.

        CLO loan obligations:    The Company has elected the fair value option to measure the CLO loan obligations at fair value as the Company has determined that measurement of the loan obligations issued by the CLOs at fair value better correlates with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations.

        The fair value of CLO liabilities is estimated based on various valuation models of third-party pricing services as well as internal models. The valuation models generally utilize discounted cash flows and take

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

into consideration prepayment and loss assumptions, based on historical experience and projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity. These securities are classified as Level III.

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

        Certain investments of the Company and the Consolidated Funds are valued at NAV per share of the fund. In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. However, for the six months ended June 30, 2014, the Company believes that NAV per share represents the fair value of the investments.

        The substantial majority of the Company's comingled funds are closed-ended, and accordingly, do not permit investors to redeem their interest other than in limited circumstances that are beyond the control of the Company, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. Investors in open ended and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited partnership agreements, over

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

periods ranging from one month to three years. In addition, separately managed investment vehicles for a single fund investor may allow such investors to terminate the fund at the discretion of the investor pursuant to the terms of the applicable constituent documents of such vehicle.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

        The tables below summarize the valuation of investments and other financial instruments by fair value hierarchy levels for the Company and Consolidated Funds as of June 30, 2014:

Investments of the Company

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$92	$—	$—	$92
Bonds	—	1,176	—	1,176
Partnership interests	—	—	137,185	137,185

Total investments, at fair value	92	1,176	137,185	138,453

Derivative assets, at fair value
Forward foreign currency contracts	—	1,007	—	1,007
Purchased option contracts	—	767	—	767

Total derivative assets, at fair value	—	1,774	—	1,774

Total	$92	$2,950	$137,185	$140,227

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(839)	$—	$(839)
Interest rate contracts	—	(1,419)	—	(1,419)

Total derivative liabilities, at fair value	$—	$(2,258)	$—	$(2,258)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$225,031	$588,685	$3,374,993	$4,188,709
Bonds	—	1,338,964	646,393	1,985,357
Loans	—	11,129,046	716,663	11,845,709
Collateralized loan obligations	—	—	585,770	585,770
Partnership interests	—	—	57,714	57,714
Other	—	135	2,838	2,973

Total investments, at fair value	225,031	13,056,830	5,384,371	18,666,232

Derivative assets, at fair value
Interest rate contracts	—	1	—	1
Credit contracts	—	2,224	—	2,224
Equity contracts	—	—	—	—
Foreign exchange contracts	—	107	—	107
Other	—	654	1,887	2,541

Total derivative assets, at fair value	—	2,986	1,887	4,873

Total	$225,031	$13,059,816	$5,386,258	$18,671,105

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(4,780)	$—	$(4,780)
Written options	—	—	—	—
Credit contracts	—	(30,978)	—	(30,978)
Interest rate swaps	—	(1,644)	—	(1,644)
Other	—	—	(17,927)	(17,927)

Total derivative liabilities, at fair value	—	(37,402)	(17,927)	(55,329)
Loan obligations of CLOs(1)	—	—	(11,083,868)	(11,083,868)

Total liabilities	$—	$(37,402)	$(11,101,795)	$(11,139,197)

(1)
Ares Enhanced Loan Investment Strategy II, Ltd. has not elected to fair value its loan obligation and is therefore carried at cost of $182,585.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The tables below summarize the valuation of investments and other financial instruments by fair value hierarchy levels for the Company and Consolidated Funds as of December 31, 2013:

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended June 30, 2014:

	For the Three Months Ended June 30, 2014 Investments of the Company
	Fixed Income		Partnership Interests	Total
Balance, beginning of period		$—	$120,342	$120,342
Initial consolidation of new funds		—	—	—
Transfer out		—	—	—
Purchases		—	45,492	45,492
Sales		—	(43,213)	(43,213)
Realized and unrealized appreciation (depreciation), net		—	14,564	14,564

Balance, end of period		$—	$137,185	$137,185

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$		$5,551	$5,551

	For the Three Months Ended June 30, 2014 Investments of Consolidated Funds
	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,825,221	$3,028,862	$43,994	$(4,453)	$5,893,624
Initial consolidation of new funds	—	—	—	—	—
Deconsolidation of previous funds	—	—	—	—	—
Transfer in	—	190,154	—	—	190,154
Transfer out	(92,245)	(293,345)	—	—	(385,590)
Purchases(1)	502,775	(270,201)	1,537	740	234,851
Sales(2)	(8,913)	(750,510)	—	(640)	(760,063)
Accrued discounts/premiums	1,440	(887)	—	68	621
Realized and unrealized appreciation (depreciation), net	157,102	44,753	1,796	(8,917)	194,734

Balance, end of period	$3,385,380	$1,948,826	$47,327	$(13,202)	$5,368,331

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$161,148	$31,501	$1,796	$(10,297)	$184,148

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(2)
Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended June 30, 2013:

	For the Three Months Ended June 30, 2013 Investments of the Company
	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$23,319	$23,319
Transfer out	—	—	—
Purchases	—	849	849
Sales	—	(94)	(94)
Realized and unrealized appreciation (depreciation), net	—	870	870

Balance, end of period	$—	$24,944	$24,944

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$—	$888	$888

	For the Three Months Ended June 30, 2013 Investments of Consolidated Funds
	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,103,441	$3,945,017	$6,179	$9,151	$6,063,788
Initial consolidation of new funds	—	—	—	—	—
Transfer in	62,916	154,007	—	2,485	219,408
Transfer out	(37,578)	(286,232)	—	—	(323,810)
Purchases	117,678	515,717	96	42	633,533
Sales	(1,162)	(585,370)	—	859	(585,673)
Accrued discounts/premiums	—	17,404	—	78	17,482
Realized and unrealized appreciation (depreciation), net	(13,131)	(34,407)	(170)	6,805	(40,903)

Balance, end of period	$2,232,164	$3,726,136	$6,105	$19,420	$5,983,825

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$(18,949)	$(57,673)	$(170)	$990	$(75,802)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the six months ended June 30, 2014:

	For the Six Months Ended June 30, 2014 Investments of the Company
	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$88,177	$88,177
Initial consolidation of new funds	—	9,951	9,951
Transfer out	—	—	—
Purchases(1)	—	66,996	66,996
Sales(2)	—	(66,337)	(66,337)
Realized and unrealized appreciation (depreciation), net	—	38,398	38,398

Balance, end of period	$—	$137,185	$137,185

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$—	$9,837	$9,837

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(2)
Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

	For the Six Months Ended June 30, 2014 Investments of Consolidated Funds
	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,958,232	$3,627,153	$41,001	$(1,348)	$6,625,038
Initial consolidation of new funds	8,152	—	—	—	8,152
Deconsolidation of previous funds	—	(378,397)	—	—	(378,397)
Transfer in	—	118,992	—	21	119,013
Transfer out	(64,332)	(235,714)	—	—	(300,046)
Purchases	514,119	(92,767)	3,833	813	425,998
Sales	(171,039)	(1,120,253)	—	(1,878)	(1,293,170)
Accrued discounts/premiums	1,455	10,145	—	—	11,600
Realized and unrealized appreciation (depreciation), net	138,793	19,667	2,493	(10,810)	150,143

Balance, end of period	$3,385,380	$1,948,826	$47,327	$(13,202)	$5,368,331

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$242,285	$14,568	$2,493	$(9,272)	$250,074

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013 Investments of the Company
	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$1,170	$21,695	$22,865
Transfer out	(1,170)	—	(1,170)
Purchases	—	1,352	1,352
Sales	—	(180)	(180)
Realized and unrealized appreciation, net	—	2,077	2,077

Balance, end of period	$—	$24,944	$24,944

Changes in unrealized appreciation included in earnings related to financial assets still held at the reporting date	$(56)	$2,067	$2,011

	For the Six Months Ended June 30, 2013 Investments of Consolidated Funds
	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$1,978,138	$3,920,451	$6,177	$5,202	$5,909,968
Initial consolidation of new funds	—	28,471	—	—	28,471
Transfer in	57,082	238,365	—		295,447
Transfer out	(37,578)	(336,787)	—	—	(374,365)
Purchases	139,459	718,291	139	(5,400)	852,489
Sales	(8,538)	(737,274)		(15,844)	(761,656)
Accrued discounts/premiums	—	20,367	—	87	20,454
Realized and unrealized appreciation (depreciation), net	103,601	(125,748)	(211)	35,375	13,017

Balance, end of period	$2,232,164	$3,726,136	$6,105	$19,420	$5,983,825

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$101,108	$(3,169)	$(211)	$14,694	$112,422

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        Total realized and unrealized appreciation (depreciation) recorded for the Company's Level III investments are included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments in the Condensed Consolidated Statements of Operations, respectively.

        Total realized and unrealized appreciation (depreciation) recorded for the Consolidated Funds' Level III investments are included in net realized gain (loss) on investments of Consolidated Funds and net change in unrealized appreciation (depreciation) on investments of Consolidated Funds in the Condensed Consolidated Statements of Operations, respectively.

        The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one quote from a broker or independent pricing service. For the six months ended June 30, 2014 transfers from Level I to Level II included $15.4 million due to restricted common stock received in exchange for an exchange-traded common equity investment upon the exercise of warrants and transfers from Level II to Level I included $13.7 million due to the removal of a restriction on the same security.

        The following table sets forth a summary of changes in the fair value of the Level III investments for the CLO loan obligations for the six months ended June 30, 2014 and the year ended December 31, 2013:

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$11,534,956	$9,422,570
Equity appropriated for Consolidated Funds	861,750	3,309,986
Borrowings	45,908	79,859
Paydowns	(1,233,196)	(1,511,971)
Issuances	—	—
Realized and unrealized gains, net	(125,550)	234,512

Balance, end of period	$11,083,868	$11,534,956

        The following tables summarize the quantitative inputs and assumptions used for the Company's Level III inputs as of June 30, 2014:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Assets
Partnership interests	$137,185	NAV	N/A	N/A

Total	$137,185

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables summarize the quantitative inputs and assumptions used for the Consolidated Fund's Level III inputs as of June 30, 2014:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
Consumer discretionary	$3,469	EV market multiple analysis	EBITDA multiple	8.0x	8.0x
	1,035	Discounted cash flow	Yield to worst	14.6%	14.6%
	250,462	Market approach (comparable companies)	Book value multiple	1.8x - 2.0x	1.9x
	1,544,229	Market approach (comparable companies)	EBITDA multiple	7.0x - 15.0x	10.5x
	2,139	Market approach (comparable companies)	Option Pricing	N/A	N/A
	896	Other	Future distribution estimates	N/A	N/A
	1,776	Other	Volume weighted average price / illiquidity discount	15%	15%
	517,352	Recent transaction price(1)	N/A	N/A	N/A
Consumer staples	761	EV market multiple analysis	EBITDA multiple	7.9x	7.9x
	266,984	Market approach (comparable companies)	EBITDA multiple	6.0x - 8.5x	7.7x
	30,048	Market approach (comparable companies)	Net income multiple	8.0x - 10.0x	9.0x
Energy	133,045	Market approach (comparable companies)	EBITDA multiple	1.0x - 1.4x	1.2.x
	10,237	Other	N/A	N/A	N/A
	5,300	Option Pricing Model	Volatility	N/A	N/A
Financials	8,090	EV market multiple analysis	EBITDA multiple	10.3x	10.3x
Healthcare, education, and childcare	29,887	EV market multiple analysis	EBITDA multiple	7.8x - 19.7x	7.8x
	350,316	Market approach (comparable companies)	EBITDA multiple	8.0x - 12.0x	10.5x
	33,610	Market approach (comparable companies)	Net income multiple	30.0x - 40.0x	35.0x
Industrials	85	Recent transaction price(1)	N/A	N/A	N/A
	130,478	Market approach (comparable companies)	EBITDA multiple	8.0x - 14.6x	10.4x
Materials	52,947	Market approach (comparable companies)	Net income multiple	8.0x - 10.0x	9.0x
Telecommunication services	1,262	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	585	EV market multiple analysis	EBITDA multiple	6.9x	6.9x
Fixed Income
Consumer discretionary	253,603	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	18,036	EV market multiple analysis	EBITDA multiple	6.2x - 10.0x	7.3x
	6,688	Income approach (other)	Yield to worst	6.0%	6.0%
	116,894	Market approach (comparable companies)	Book value multiple	1.8x - 2.0x	1.9x
	15,454	Market approach (comparable companies)	EBITDA multiple	7.0x - 8.0x	7.5x
	91,108	Yield analysis	Market yield	3.8% - 13.0%	11.5%
Consumer staples	539	Discounted cash flow	Other	20.0%	20.0%
	4,555	Income approach (other)	Yield	16.6%	16.6%
Energy	56,864	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	18,025	Recent transaction price(1)	N/A	N/A	N/A
Financials	511,652	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	1,016	Discounted cash flow	Discount rate	16.6%	16.6%
	70,484	Discounted cash flow	Discount rate, Constant default rate, Recovery rate, prepayment rate	9.0%, 2.0%, 70.0%, 20.0%	36.0%
	260,438	Yield analysis	Market yield	9.5% - 13.5%	10.8%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
	1,945	Income approach (other)	Weighted average collection rate	1.3x	1.3x
	13,700	Recent transaction price(1)	N/A	N/A	N/A
Healthcare, education, and childcare	55,513	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	6,115	EV market multiple analysis	EBITDA multiple	32.0x	32.0x
	7,562	Market approach (comparable companies)	EBITDA multiple	3.0x	3.0x
	29,022	Yield analysis	Market yield	10.0%	10.0%
Industrials	83,224	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,493	Discounted cash flow	Yield	19.2%	18.8%
	3,728	Income approach (other)	Yield	4.7% - 5.0%	4.8%
	31,653	Market approach (comparable companies)	EBITDA multiple	9.9x - 14.6x	12.3x
	43,993	Yield analysis	Market yield	2.5% - 12.8%	9.0%
	5,245	Recent transaction price(1)	N/A	N/A	N/A
Information technology	44,240	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Materials	69,609	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	15,555	Market approach (comparable companies)	EBITDA multiple	7.5x - 14.7x	11.1x
	731	Market approach (comparable companies)	Recovery rate	2.5%	2.5%
Telecommunication services	76,647	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Utilities	29,496	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Partnership and LLC interests	57,714	NAV	N/A	N/A	N/A
Other
Healthcare, education, and childcare	1,168	Market approach (comparable companies)	EBITDA multiple	8.8x	8.8x
Industrials	1,669	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Derivative instruments of Consolidated Funds	1,887	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total assets	$5,386,258

Liabilities
Loans payable of Consolidated Funds:
Fixed income	$10,842,814	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	9,184	Discounted cash flow	Discount Rate	10.7%	10.7%
	231,870	Market approach (other)	Other	N/A	N/A
Derivatives instruments of Consolidated Funds	17,927	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total liabilities	$11,101,795

(1)
Recent transaction price consists of securities purchased or restructured within the last six months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables summarize the quantitative inputs and assumptions used for the Company's Level III inputs as of December 31, 2013:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Assets
Partnership interests	$88,177	NAV	N/A	N/A

Total	$88,177

        The following tables summarize the quantitative inputs and assumptions used for the Consolidated Fund's Level III inputs as of December 31, 2013:

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

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

        For investments valued using NAV per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restriction of such investments as of June 30, 2014 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Direct Lending Group	$23,575	$27,267	(1)(3)
Real Estate Group	42,406	9,298	(1)
Tradable Credit Group	80,559	83,787	(1)(2)(3)
Private Equity Group	48,359	151,092	(1)

Totals	$194,899	$271,444

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

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

(2)
The funds within these strategies are open-ended and subject to a lock-up period of six months after the closing date, after which an investor has the right to withdraw its capital. Distributions are received as the underlying investments are liquidated.

(3)
The funds within these strategies are separately managed investment vehicles, which may be redeemed only upon dissolution or liquidation of the fund at the discretion of the investor. Distributions are received as the underlying investments are liquidated.

6. LOANS HELD AS INVESTMENTS

Fair Value Disclosure of Financial Instruments Reported at Cost

        The following tables present the estimated fair value and carrying value of the Company's financial instruments carried at cost, less an allowance for loan losses aggregated by the level in the fair value hierarchy:

	Level I	Level II	Level III	Total	Carrying Value
Loans held for investments	$—	$—	$86,318	$86,318	$84,088

        The Company determines the fair value estimates of investments in loans receivable for fair value disclosures primarily using external valuation specialists. These valuation specialists take into account various factors including the estimated value of any underlying collateral, the borrower's financial performance as well as various qualitative factors.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

6. LOANS HELD AS INVESTMENTS (Continued)

        A summary of the changes in the allowance for loan losses is presented below:

Balance at acquisition date	$—
Increase in allowance for loan losses	2,230

Balance at June 30, 2014	$2,230

7. DERIVATIVE FINANCIAL INSTRUMENTS

        In the normal course of business, the Company and the Consolidated Funds use various types of derivative instruments primarily to mitigate against credit and foreign exchange risk. The derivative instruments held by these funds do not qualify for hedge accounting under the accounting standards for derivatives and hedging. The Company recognizes all of its derivative instruments at fair value as either assets or liabilities in the Condensed Consolidated Statements of Financial Condition. In accordance with ASC 815, changes in the fair value of derivative instruments are included in net change in unrealized gain (loss) on investments in the Condensed Consolidated Statements of Operations. The Company does not designate its derivatives as hedging instruments in accordance with ASC 815.

        The Company and the Consolidated Funds is exposed to certain risks relating to its ongoing operations; the primary risks managed by using derivative instruments are credit risk and foreign exchange risk. The Company's derivative instruments include warrants, currency options, purchased options, interest rate swaps and credit default swaps and forward contracts.

        By using derivatives, the Company and the Consolidated Funds are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset in the Company's Condensed Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.

        To the extent the master netting arrangements and other criteria meet the applicable requirements, which includes determining the legal enforceability of the arrangements, the Company may choose to offset the derivative assets and liabilities in the same currency by specific derivative type, or in the event of default by the counterparty, offset derivative assets and liabilities with the same counterparty. The Company generally presents derivative and other financial instruments on a gross basis within the Condensed Consolidated Statements of Financial Condition, with certain instruments subject to enforceable master netting arrangements that could allow for the derivative and other financial instruments to be offset. The Consolidated Funds present derivative and other financial instruments, and any related cash collateral amounts, on both a gross and a net basis. This election is generally determined at management's discretion on a fund by fund basis. The Company has retained each fund's presentation upon consolidation.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

Qualitative Disclosures of Derivative Financial Instruments

        Following is a description of the significant derivative instruments utilized by the Company and the Consolidated Funds during the reporting periods.

Forward Foreign Currency Contracts

        The Company and the Consolidated Funds enter into foreign currency forward exchange contracts to hedge against foreign currency exchange rate risk on their non-U.S. dollar denominated cash flow. When entering into a forward currency contract, the Company agrees to receive and/or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts involve elements of market risk in excess of the amounts reflected in the Condensed Consolidated Statements of Financial Condition. The Company bears the risk of an unfavorable change in the foreign exchange rate underlying the forward foreign currency contract. In addition, the potential inability of the counterparties to meet the terms of their contracts poses a risk to the Company.

Interest Rate Swaps

        The Company and the Consolidated Funds enter into interest rate swap contracts to mitigate their interest rate risk exposure. Interest rate swaps represent an agreement between two counterparties to exchange cash flows based on the difference in two interest rates, applied to the notional principal amount for a specified period. The payment flows are generally netted, with the difference being paid by one party to the other. The interest rate swap contracts effectively mitigate the Company's exposure to interest rate risk by converting a portion of the Company's floating-rate debt to a fixed-rate basis.

        The interest rate swaps are marked-to-market based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as a net change in unrealized appreciation (depreciation) on investments until settlement at which time the Company records net realized gain (loss) on investment in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

        The Consolidated Funds enter into credit default swap contracts for investment purposes and to manage credit risk. As a seller in a credit default swap contract, a Consolidated Fund is required to pay the

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

notional or other agreed-upon value to the counterparty in the event of a default by a third party, either a U.S. or foreign corporate issuer (or an index of U.S. or foreign corporate issuers), on the referenced debt obligation. In return, the Consolidated Fund receives from the counterparty a periodic stream of payments over the term of the contract, provided that no event of default has occurred, and has no payment obligations. Such payments are accrued daily and accounted for as net realized gain (loss) in the Condensed Consolidated Statements of Operations.

        The Consolidated Funds may also purchase credit default swap contracts to mitigate the risk of default by debt securities held. In these cases, the Consolidated Fund functions as the counterparty referenced in the preceding paragraph. As a purchaser of a credit default swap contract, the Consolidated Fund receives the notional or other agreed upon value from the counterparty in the event of default by a third party, either a U.S. or foreign corporate issuer (or an index of U.S. or foreign corporate issuers) on the referenced debt obligation. In return, the Consolidated Fund makes periodic payments to the counterparty over the term of the contract provided no event of default has occurred. Such payments are accrued daily and accounted for as realized loss in the Condensed Consolidated Statements of Operations.

        Entering into credit default swaps exposes the Consolidated Funds to credit, market and documentation risk in excess of the related amounts recognized in the Condensed Consolidated Statements of Financial Condition. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligations to perform or disagree as to the meaning of the contractual terms in the agreements, and that there will be unfavorable changes in net interest rates.

        The credit default swaps are marked-to-market daily based upon quotations from pricing services and the change in value, if any, is recorded as a net change in unrealized appreciation (depreciation) on investments in the Condensed Consolidated Statements of Operations.

Quantitative Disclosures of Derivative Financial Instruments

        The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of June 30, 2014 and December 31, 2013, which amounts may be offset to the extent that there is a legal right to offset and presented on a net basis in derivative assets or derivative liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of June 30, 2014
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$1,419
Foreign exchange contracts	135,138	1,774	51,666	839

Total derivatives, at fair value	$135,138	$1,774	$301,666	$2,258

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	As of June 30, 2014
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$70,000	$1	$43,000	$1,582
Credit contracts		2,224	190,400	31,041
Equity contracts
Foreign exchange contracts	2,896	107	211,468	4,779
Other financial instruments	8,082	2,541	117,377	17,927

Total derivatives, at fair value	80,978	4,873	562,245	55,329

Warrants—equity(2)	92,166	2,973

TOTAL	$173,144	$7,846	$562,245	$55,329

(1)
Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)
The fair value of warrants is included within investments, at fair value in the Condensed Consolidated Statements of Financial Condition.

	As of December 31, 2013
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$1,254
Foreign exchange contracts	66,733	1,164	76,419	1,653

Total derivatives, at fair value	$66,733	$1,164	$326,419	$2,907

	As of December 31, 2013
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$70,000	$8	$623,225	$3,878
Credit contracts	25,437	4,489	537,921	28,385
Equity contracts	50	179	—	—
Foreign exchange contracts	211,324	8,653	813,997	38,631
Other financial instruments	6,174	1,296	83,662	4,221

Total derivatives, at fair value	312,985	14,625	2,058,805	75,115

Warrants—equity(2)	68,253	46,802	—	—

TOTAL	$381,238	$61,427	$2,058,805	$75,115

(1)
Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)
The fair value of warrants is included within investments, at fair value in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following tables present a summary of net realized and unrealized appreciation (depreciation) on derivative instruments for the three and six months ended June 30, 2014 and 2013, which is included in net realized gain (loss) on investments of the Company and of the Consolidated Funds and the corresponding line item where these changes are presented within the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30, 2014
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(341)	$—	$(341)
Foreign currency forward contracts	—	(1,730)	(1,730)

Net realized gain (loss) on investments	$(341)	$(1,730)	$(2,071)

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$2	$2
Swaps	(222)	—	(222)
Foreign currency forward contracts	—	1,546	1,546

Total net change in unrealized appreciation (depreciation) on investments	$(222)	$1,548	$1,326

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Three Months Ended June 30, 2014
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(3,143)	$614	$—	$(2,529)
Written options	—	—	—	(1,969)	—	(1,969)
Swaps	4	(7,490)	—	—	(1,078)	(8,564)
Warrants(1)	—	—	1,444	—	—	1,444
Foreign currency forward contracts	—	—	—	(92)	—	(92)

Total net realized gain (loss) on investments of Consolidated Funds	$4	$(7,490)	$(1,699)	$(1,447)	$(1,078)	$(11,710)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$265	$208	$(72)	$401
Written options	—	—	—	812		812
Swaps	794	(2,682)	—	12	3,122	1,246
Interest rate caps/floor	(4)	—	233	—	—	229
Warrants(1)	—	—	(5,133)	—	—	(5,133)
Foreign currency forward contracts	22	—	(1,222)	(3,202)	—	(4,402)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$812	$(2,682)	$(5,857)	$(2,170)	$3,050	$(6,847)

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value footnote.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Three Months Ended June 30, 2013
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(301)	$—	$(301)
Foreign currency forward contracts	—	2,194	2,194

Net realized gain (loss) on investments	$(301)	$2,194	$1,893

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(170)	$(170)
Swaps	1,607	—	1,607
Foreign currency forward contracts	—	(2,789)	(2,789)

Total net change in unrealized appreciation (depreciation) on investments	$1,607	$(2,959)	$(1,352)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Three Months Ended June 30, 2013
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(3,597)	$658	$—	$(2,939)
Written options	—	—	—	(453)	—	(453)
Swaps	2,246	(17,697)	—	(233)	2,467	(13,217)
Interest rate caps/floor	—	—	—	(1,526)	—	(1,526)
Warrants(1)	—	—	2,672	—	—	2,672
Foreign currency forward contracts	—	—	—	(17,415)	—	(17,415)

Total net realized gain (loss) on investments of Consolidated Funds	$2,246	$(17,697)	$(925)	$(18,969)	$2,467	$(32,878)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$232	$(1,285)	$(185)	$(1,238)
Written options	—	—	—	(367)	—	(367)
Swaps	(1,334)	1,528	(762)	(973)	(2,275)	(3,816)
Interest rate caps/floor	(6)	—	—	1,945	—	1,939
Warrants(1)	—	(2,137)	(13,115)	—	—	(15,252)
Foreign currency forward contracts	—	—	(28,778)	13,753	234	(14,791)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$(1,340)	$(609)	$(42,423)	$13,073	$(2,226)	$(33,525)

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value footnote.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Six Months Ended June 30, 2014
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(682)	$—	$(682)
Foreign currency forward contracts	—	(2,523)	(2,523)

Net realized gain (loss) on investments	$(682)	$(2,523)	$(3,205)

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(59)	$(59)
Swaps	(165)	—	(165)
Foreign currency forward contracts	—	1,483	1,483

Total net change in unrealized appreciation (depreciation) on investments	$(165)	$1,424	$1,259

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Six Months Ended June 30, 2014
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(5,162)	$341	$—	$(4,821)
Written options	—	—	—	(116)	—	(116)
Swaps	(509)	(17,697)	—	—	2,467	(15,739)
Interest rate caps/floor	—	—	—	—	—	—
Warrants(1)	—	—	2,705	—	—	2,705
Foreign currency forward contracts	—	—	—	(17,980)	—	(17,980)

Total net realized gain (loss) on investments of Consolidated Funds	$(509)	$(17,697)	$(2,457)	$(17,755)	$2,467	$(35,951)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$373	$(1,455)	$(185)	$(1,267)
Written options	—	—	—	(402)	—	(402)
Swaps	451	794	—	(2)	(470)	773
Interest rate caps/floor	(8)	—	233	—	—	225
Warrants(1)	—	—	(12,313)	—	—	(12,313)
Foreign currency forward contracts	—	—	—	13,940	—	13,940

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$443	$794	$(11,707)	$12,081	$(655)	$956

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value footnote.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Six Months Ended June 30, 2013
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized loss on investments
Swaps	$(603)	$—	$(603)
Foreign currency forward contracts	—	1,331	1,331

Net realized loss on investments	$(603)	$1,331	$728

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$77	$77
Swaps	1,830	—	1,830
Foreign currency forward contracts	—	1,414	1,414

Total net change in unrealized appreciation (depreciation) on investments	$1,830	$1,491	$3,321

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Six Months Ended June 30, 2013
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(5,162)	$340	$—	$(4,822)
Written options	—	—	—	(116)	—	(116)
Swaps	(509)	(17,697)	—	—	2,467	(15,739)
Interest rate caps/floor	—	—	—	—	—	—
Warrants(1)	—	—	2,705	—	—	2,705
Foreign currency forward contracts	—	—	—	(17,980)	—	(17,980)

Total net realized gain (loss) on investments of Consolidated Funds	$(509)	$(17,697)	$(2,457)	$(17,756)	$2,467	$(35,952)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$372	$(1,455)	$(185)	$(1,268)
Written options	—	—	—	(402)	—	(402)
Swaps	451	794	—	(2)	(470)	773
Interest rate caps/floor	(8)	—	—	234	—	226
Warrants(1)	—	—	(12,313)	—	—	(12,313)
Foreign currency forward contracts	—	—	—	13,940	—	13,940

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$443	$794	$(11,941)	$12,315	$(655)	$956

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value footnote.

        The table below sets forth the rights of setoff and related arrangements associated with the Company's derivative and other financial instruments as of June 30, 2014 and December 31, 2013. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivative and Other Instruments of the Company as of June 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Net Amount
Assets:
Derivatives	$1,938	$164	$1,774	$—	$1,774

Total	1,938	164	1,774	—	1,774

Liabilities:
Derivatives	(2,422)	(164)	(2,258)	—	(2,258)

Total	(2,422)	(164)	(2,258)	—	(2,258)

Grand Total	$(484)	$—	$(484)	$—	$(484)

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

        The table below sets forth the rights of setoff and related arrangements associated with the Consolidated Funds' derivative and other financial instruments as of June 30, 2014 and December 31, 2013. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Derivative and Other Instruments of the Consolidated Funds as of June 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets:
Derivatives	$112,920	$108,047	$4,873	$3,998	$(326)	$1,201

Total	112,920	108,047	4,873	3,998	(326)	1,201

Liabilities:
Derivatives	(163,376)	(108,047)	(55,329)	(4,061)	(28,934)	(22,334)

Total	(163,376)	(108,047)	(55,329)	(4,061)	(28,934)	(22,334)

Grand Total	$(50,456)	$—	$(50,456)	$(63)	$(29,260)	$(21,133)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivative and Other Instruments of the Consolidated Funds as of December 31, 2013

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets:
Derivatives	$27,081	$12,456	$14,625	$9,642	$4,675	$308
Reverse repurchase, securities borrowing, and similar arrangements(1)	1,695	—	1,695	—	—	1,695

Total	28,776	12,456	16,320	9,642	4,675	2,003

Liabilities:
Derivatives	(87,571)	(12,456)	(75,115)	(9,642)	(42,903)	(22,570)

Total	(87,571)	(12,456)	(75,115)	(9,642)	(42,903)	(22,570)

Grand Total	$(58,795)	$—	$(58,795)	$—	$(38,228)	$(20,567)

(1)
Included within investments, at fair value in the Condensed Consolidated Statement of Financial Condition

8. DEBT

        Debt represents the (a) credit facility of the Company, (b) term note of AHI, that was paid off prior to the Reorganization (c) promissory notes issued in connection with an acquisition, (d) loan obligations of the consolidated CLOs and (e) credit facilities of the Consolidated Funds. The Company has elected to measure the loan obligations of the consolidated CLOs at fair value and reflect the credit facilities of the Company and Consolidated Funds at cost.

Credit Facility of the Company

        Effective May 7, 2014, the Company's credit facility was amended and restated to provide a $1.03 billion revolving line of credit. Under the amended credit facility, the Ares Operating Group entities replaced AM LLC and AIH LLC as borrowers, who became guarantors along with the Company, and the credit facility's maturity was extended to April 30, 2019. Consistent with the credit facility prior to amendment, interest rates are dependent upon corporate credit ratings. For the periods presented through June 27, 2014, base rate loans bear interest calculated based on the base rate plus 0.75% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.75%. Unused commitment fees are payable

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

at a rate of 0.25% per annum. The Company repaid $163.3 million of outstanding borrowings under the credit facility from proceeds of the IPO on May 7, 2014.

        On June 27, 2014, the Company's corporate rating improved, resulting in a reduction of 0.25% in both base rate and LIBOR margins. Base rate loans now bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans now bear interest calculated based on LIBOR rate plus 1.50%. Unused commitment fees were reduced to a rate of 0.20% per annum.

        As of June 30, 2014 and December 31, 2013, the Company had $182.0 million and $121.3 million, respectively, outstanding under its credit facility that are presented as debt obligations on the Condensed Consolidated Statements of Financial Condition. Interest expense of $1.5 million and $1.7 million incurred for the three months ended June 30, 2014 and 2013, respectively, and $2.6 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively, is included in interest expense in the Condensed Consolidated Statements of Operations.

Term Note of AHI

        On December 18, 2012, AHI borrowed $55.0 million under a term note with a financial institution. Interest was paid quarterly and accrued at the Company's option, at a rate of LIBOR plus 1.75% or Prime Rate plus 0.75% per annum. Principal was payable in seven consecutive quarterly installments with increasing principal payments, commencing on January 15, 2013 and continuing up to and including June 15, 2014. The Company repaid this term note on March 20, 2014; therefore, no balance was outstanding as of June 30, 2014. As of December 31, 2013, the principal outstanding under this term note was $11.0 million. The term note was secured by account balances on deposit with the same financial institution. AHI remained in compliance with all provisions of the term note from inception to repayment. Interest expense of $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, is included in interest expense in the Condensed Consolidated Statements of Operations.

Promissory Notes of the Company

        On July 1, 2013, in connection with the AREA acquisition, the Company entered into two promissory notes in the principal amounts of $13.7 million and $7.2 million, with two former AREA partners. The maturity date of the notes is July 1, 2016. Beginning on July 1, 2014, the notes will be repaid in three equal annual principal payments of approximately $4.6 million and $2.4 million, respectively. Interest accrues at a per annum rate equal to LIBOR plus 4.00%. As of June 30, 2014, an aggregate of $20.9 million was outstanding under the two notes, presented as debt obligations in the Condensed Consolidated Statements of Financial Condition. Interest expense of $0.2 million and $0.5 million for the three month and six months ended June 30, 2014, respectively, is included in interest expense in the Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

Loan Obligations of the Consolidated CLOs

        Loan obligations of the Consolidated Funds that are CLOs ("Consolidated CLOs") represent amounts due to holders of debt securities issued by the Consolidated CLOs. Several of the Consolidated CLOs issued preferred shares representing the subordinated interests that are mandatorily redeemable upon the maturity dates of the senior secured loan obligations. As a result, these shares have been classified as liabilities and are included in CLO loan obligations in the Condensed Consolidated Statements of Financial Condition.

        As of June 30, 2014 and December 31, 2013, the following loan obligations were outstanding and classified as liabilities:

	As of June 30, 2014
	Loan Obligations	Market Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$10,457,023	$10,254,526	8.90
Subordinated notes / preferred shares(2)	1,298,694	900,554	8.68

Total loan obligations of Consolidated CLOs	11,755,718	11,155,080

Type of Facility	Total Facility (Capacity)	Loan Obligations	Market Value of Loan Obligations	Effective Rate	Commitment Fee	Maturity Date
Revolvers of Consolidated CLOs
Revolving credit line	$48,949	$48,949	$48,163	0.49%	0.17%	04/16/21
Revolving credit line	7,808	7,808	7,783	0.51%	0.18%	03/12/18
Revolving credit line	48,510	48,510	47,954	0.43%	0.17%	10/11/21
Revolving credit line	7,473	7,473	7,473	0.52%	0.14%	01/26/20

Total revolvers of Consolidated CLOs		112,740	111,373

Total notes payable and credit facilities of Consolidated CLOs		$11,868,458	$11,266,453

(1)
Weighted average interest rate of 2.43%.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

(2)
The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

	As of December 31, 2013
	Loan Obligations	Market Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$10,967,524	$10,679,878	8.92
Subordinated notes / preferred shares(2)	1,325,446	962,098	8.64

Total loan obligations of Consolidated CLOs	12,292,970	11,641,976

Type of Facility	Total Facility (Capacity)	Loan Obligations	Market Value of Loan Obligations	Effective Rate	Commitment Fee	Maturity Date
Revolvers of Consolidated CLOs
Revolving credit line	$48,949	$48,949	$48,119	0.43%	0.17%	04/16/21
Revolving credit line	1,035	1,035	1,034	0.51%	0.19%	02/24/18
Revolving credit line	23,567	23,567	23,351	0.52%	0.18%	03/12/18
Revolving credit line	48,510	48,510	46,812	0.45%	0.17%	10/11/21
Revolving credit line	12,865	12,865	12,865	0.52%	0.14%	01/26/20

Total revolvers of Consolidated CLOs		134,926	132,181

Total notes payable and credit facilities of Consolidated CLOs		$12,427,896	$11,774,157

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

Credit Facilities of the Consolidated Funds

        Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds' limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of these entities have no recourse to the Company. As of June 30, 2014 and December 31, 2013, the Consolidated Funds were in compliance with all financial and non-financial covenants under such credit facilities.

        The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of June 30, 2014:

Type of Facility	Total Facility (Capacity)	Outstanding Loan(1)	Effective Rate	Commitment Fee	Maturity Date
Short-term borrowings of Consolidated Funds
Credit facility	$25,000	$—	LIBOR + 1.75%	0.30%	06/05/15
Credit facility	25,000	—	LIBOR + 2.00%	0.30%	06/30/15

Total short-term borrowings of Consolidated Funds		—

Long-term borrowings of Consolidated Funds
Credit facility	$150,000	$48,000	LIBOR + 2.25%	0.25%	06/04/18
Notes payable	190,400	190,400	LIBOR + 2.20%	N/A	10/15/15
Notes payable	1,500,000	783,193	LIBOR+ 1.65%	0.50%	09/19/18

Total long-term borrowings of Consolidated Funds		1,021,593

Total borrowings of Consolidated Funds		$1,021,593

(1)
The market values of the long term notes approximate the current carrying value that is tied to the LIBOR rate.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

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

(3)
For loan maintained in a foreign currency, outstanding loan balances are converted and reported into U.S. dollars at the spot rate at each reporting date.

Loan Obligations of the Consolidated Mezzanine Debt Funds

        Loan obligations of consolidated mezzanine debt funds represent amounts due to holders of debt securities issued by Ares Institutional Loan Fund B.V. (the "AILF Master Fund"), a Netherlands limited liability company. The AILF Master Fund issued Class A, Class B and Class C participating notes that have equal rights and privileges, except with respect to management fees and the performance fee that are applicable to only the Class A participating notes. These participating notes are redeemable debt instruments that do not have a stated interest rate or fixed maturity date. The AILF Master Fund may cause any holders to redeem all or any portion of such notes at any time upon at least five days prior

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

written notice for any reason or no reason. A participating note holder may withdraw all or some of its notes as of the last business day of each calendar month by providing at least 30 days prior written notice. The holders of these participating notes have the right to receive the AILF Master Fund's first gains and the obligation to absorb the AILF Master Fund's first losses. As of June 30, 2014 and December 31, 2013, outstanding loan obligations of the consolidated mezzanine debt funds were $332.1 million and $323.2 million, respectively and are presented as mezzanine debt in the Condensed Consolidated Statements of Financial Condition. The residual interests of the consolidated mezzanine debt funds are carried at cost plus accrued interest. The mezzanine funds are collateralized by all of the assets of the AILF Master Fund with no recourse to the Company.

9. REDEEMABLE AND NON-CONTROLLING INTERESTS

        The following table sets forth a summary of changes in the redeemable interests in Ares Operating Group Entities and redeemable interest in Consolidated Funds as of six months ended June 30, 2014 and year ended December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Redeemable interests in Consolidated Funds
Redeemable non-controlling interests in Consolidated Funds, beginning of period	$1,093,770	$1,100,108
Net income attributable to redeemable, non-controlling interests in Consolidated Funds	33,455	137,924
Contributions from redeemable, non-controlling interests in Consolidated Funds	30,408	—
Distributions to redeemable, non-controlling interests in Consolidated Funds	(61,534)	(143,378)
Currency translation adjustment attributable to redeemable, non-controlling interests in Consolidated Funds	—	(884)

Equity Balance Post—Reorganization	$1,096,099	$1,093,770
Net income attributable to redeemable, non-controlling interests in Consolidated Funds	17,006	—
Contributions from redeemable, non-controlling interests in Consolidated Funds	14,958	—
Distributions to redeemable, non-controlling interests in Consolidated Funds	(25,713)	—

Ending Balance	$1,102,350	$1,093,770

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

9. REDEEMABLE AND NON-CONTROLLING INTERESTS (Continued)

	As of June 30, 2014	As of December 31, 2013
Redeemable interests in Ares Operating Group Entities
Redeemable interests in Ares Operating Group Entities, beginning of period	$40,751	$30,488
Net income attributable to redeemable interests in Ares Operating Group Entities	164	2,451
Contributions from redeemable interests in Ares Operating Group Entities	—	3,712
Distributions to redeemable interests in Ares Operating Group Entities	(1,313)	(4,641)
Currency translation adjustment attributable to redeemable interests in Ares Operating Group Entities	9	13
Revaluation of redeemable interest	—	8,437
Equity compensation	234	291
Tandem award compensation adjustment	(15,898)	—

Equity Balance Post—Reorganization	$23,947	$40,751
Issuance cost	(123)	—
Net income attributable to redeemable interests in Ares Operating Group Entities	219	—
Currency translation adjustment attributable to redeemable interests in Ares Operating Group Entities	7	—
Equity compensation	17	—
Allocation of contributions in excess of the carrying value of the net assets (dilution)	910	—

Ending Balance	$24,977	$40,751

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

9. REDEEMABLE AND NON-CONTROLLING INTERESTS (Continued)

        The following table sets forth a summary of changes in the non-controlling interest in Ares Operating Group Entities for the six months ended June 30, 2014:

	Non-controlling interest in Predecessor
							Total Non- Controlling Interest in Ares Operating Group Entities
	Members' Equity	Common Stock (B shares)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest in Ares Operating Group Entities
Balance at December 31, 2013	$109,992	$0	$57,842	$(417)	$314	$0	$167,731
Distributions	(46,534)	—	(3,908)		—	—	(50,442)
Net income	6,836	—	—	(3,589)	—	—	3,247
Currency translation adjustment	—	—	—	—	404	—	404
Equity compensation	3,346	—	9,133	—	—	—	12,479
Tandem award compensation adjustment	864	—	608	(230)	—	—	1,242
Net effect of Reorganization, including contribution of AOG units for common units	(74,504)	(0)	(63,675)	4,236	(718)	332,575	197,914

Equity Balance Post—Reorganization	—	—	—	—	—	332,575	332,575
Issuance costs	—	—	—	—	—	(17,490)	(17,490)
Allocation of contributions in excess of the carrying value of the net assets (dilution)	—	—	—	—	—	128,536	128,536
Net income	—	—	—	—	—	31,288	31,288
Equity compensation	—	—	—	—	—	2,441	2,441
Currency translation adjustment	—	—	—	—	—	943	943

	$—	$—	$—	$—	$—	$478,293	$478,293

10. COMMITMENTS AND CONTINGENCIES

Guarantees

        The Company assumed a guarantee of a mortgage associated with an office space in New York City in connection with the AREA Acquisition. The guarantee, dated March 20, 2008, is for the benefit of a Germany-based commercial property lender in connection with a $21.5 million loan provided to an affiliate of the Company. As of April 30, 2014, the Company was released of its guarantee and no longer bears any obligations for the mortgage.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Performance Fees

        Performance fees from certain limited partnerships are subject to reversal in the event that the funds incur future losses. The reversal is limited to the extent of the cumulative performance fees received to date. If all of the existing investments became worthless, the amount of cumulative revenues that had been received by the Company would be returned less the income taxes paid thereon. Management believes the possibility of all of the investments becoming worthless is remote. The Company may be liable to repay certain limited partnerships for previously received performance fees. This obligation is generally referred to as a clawback. At June 30, 2014 and December 31, 2013, if the Company assumed all existing investments were valued at $0, the amount of performance fees subject to potential clawback, which may differ from the recognition of revenue, would have been approximately $297.2 million and $346.4 million, respectively, of which approximately $241.2 million and $280.5 million, respectively, is reimbursable to the Company by certain professionals. If the funds were liquidated at their then current fair values as of June 30, 2014 and December 31, 2013, there would be no event of clawback. For all periods presented, the Company did not accrue any expense or record a liability associated with the clawback obligation.

11. RELATED PARTY TRANSACTIONS

        Substantially all of the Company's revenue is earned from its affiliates, including management fees, performance fees, administrative expense reimbursements and service fees. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that performance fees receivable, which are entirely due from affiliated funds, are presented separately within the Condensed Consolidated Statements of Financial Condition.

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

        The Company also has entered into agreements to provide administrative services in exchange for a fee to related parties, including Ares Capital Corporation (Nasdaq: ARCC) ("ARCC"), Ares Commercial Real Estate Corporation (NYSE: ACRE) ("ACRE"), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC), Ares Multi-Strategy Credit Fund, Inc. (NYSE: ARMF), Ivy Hill Asset Management, L.P., European Senior Secured Loan Programme S.à.r.l., and Ares Commercial Finance, L.P.

        Employees and other related parties may be permitted to participate in co-investment vehicles that generally invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These co-investment vehicles generally do not require these individuals to pay management or performance fees.

        Performance fees from the funds can be distributed to professionals on a current basis, subject to repayment by the subsidiary of the Company that acts as general partner of the relevant fund in the event that certain specified return thresholds are not ultimately achieved. The professionals have personally

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

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

        The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of June 30, 2014	As of December 31, 2013
Due from affiliates:
Management fees receivable from non-consolidated funds	$98,975	$91,917
Payments made on behalf of non-consolidated funds	20,886	17,003

Due from affiliates—Company	$119,861	$108,920

Amounts due from non-consolidated funds	$10,669	$2,010

Due from affiliates—Consolidated Funds	$10,669	$2,010

Due to affiliates:
Management fee rebate payable to non-consolidated funds	$13,832	$28,715
Payments made by non-consolidated funds on behalf of Company	9,251	3,975

Due to affiliates—Company	$23,083	$32,690

Amounts due to non-consolidated funds	$2,643	$2,695

Due to affiliates—Consolidated Funds	$2,643	$2,695

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

12. INCOME TAXES

        A substantial portion of the Company's earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company's earnings reflects no provision for income taxes except those for foreign, city and local income taxes incurred at the

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

12. INCOME TAXES (Continued)

entity level. A portion of the Company's operations is held through AHI and Domestic Holdings, which are U.S. corporations for tax purposes. Their income is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes imposed on AHI's and Domestic Holdings' earnings is included in the Company's tax provision. The Company's tax provision also includes entity level income taxes incurred by certain affiliated funds and co-investment entities that are consolidated in these financial statements. The Company had $5.3 million and $6.3 million income tax expense for the three months ended June 30, 2014 and 2013, respectively, and $1.4 million income tax benefit and $30.8 million income tax expense for the six months ended June 30, 2014 and 2013, respectively.

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

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years before 2010. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company's condensed consolidated financial statements.

13. EARNINGS PER COMMON UNIT

        Prior to the Reorganization and the IPO in May 2014, the Company's businesses were conducted through multiple operating businesses rather than a single holding entity. As such, there was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for historical periods prior to the IPO.

        Basic earnings per common unit is computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period. Diluted earnings per common unit is computed under the treasury stock method.

        Holders of AOG Units may exchange their AOG Units for common units on a one for one basis after the second anniversary of the date of the closing of the IPO, subject to any applicable transfer restrictions and other provisions. The Company applies the "if-converted" method to determine the dilutive weighted-average partnership units represented by these contingently issuable common units, assuming June 30, 2014 represents the end of contingency period.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

13. EARNINGS PER COMMON UNIT (Continued)

        The Company has excluded 130,921,766 AOG Units from the calculation of diluted earnings per common unit for the period presented since the exchange of these units would proportionally increase Ares Management, L.P.'s interest in the Ares Operating Group and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits Ares Management, L.P. is assumed to receive upon the exchange.

        The treasury stock method is used to calculate incremental units on potentially dilutive common units resulting from options and unvested restricted units granted under the 2014 Equity Incentive Plan. Potentially dilutive securities representing an incremental 4,355,295 restricted units and 24,729,546 options for the period from May 1, 2014 to June 30, 2014 were excluded from the computation of diluted earnings per common unit for the period because their effect would have been antidilutive.

        The following table presents the computation of basic and diluted earnings per common unit:

	May 1, 2014 through June 30, 2014
(Dollars in thousands, except per unit amounts)	Basic	Diluted
Net income attributable to Ares Management, L.P.	$17,842	$17,842

Net income available to common unitholders	$17,842	$17,842

Basic weighted-average common units	79,424,077	79,424,077
Effect of dilutive units:
Restricted units	—	580,756
Options	—	—
Contingently issuable common units	—	—

Diluted weighted-average common units	79,424,077	80,004,833

Earnings per common unit	$0.22	$0.22

14. EQUITY COMPENSATION

        Prior to the IPO, the Company historically issued various profit interests and membership interests to pools of certain professionals that provide for the participation in the profits of APMC and/or proceeds of certain capital events. These awards are referred to as Ares Employee Participation ("AEP") plans and are described below:

        The Company issued various profit interests and membership interests to certain professionals to participate in the profits of APMC and/or proceeds of certain capital events. Unless otherwise stated, the grant date fair valued each award or respective membership interest was determined by an independent third-party valuation firm.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

Ares Employee Participation LLC ("AEP") Interests

        AEP I and AEP II Profit Interests—AEP I Profit Interest represents a 3.3% profit interest in APMC and AEP II Profit Interests represent an aggregate of 4.64% profit interest in APMC, issued to a pool of professionals to participate in the profits of APMC and proceeds of certain capital events. The AEP I Profit Interest and AEP II Profit Interest vest over five years from the grant dates, subject to the professionals' continuous service with the Company through vesting dates.

        Exchanged AEP Interests—Represents (a) a 2% indirect membership interest in each of AMH LLC and AIH LLC and (b) a 2.2% profit interest to participate in the proceeds of certain capital events (collectively, "Exchanged AEP Interests"). The Exchanged AEP Interests vest over 17 months from the grant date, subject to the professional's continuous service with the Company through the vesting date.

        AEP IV and AEP VI—Represent awards that vest on the occurrence of (a) a sale, exchange or other transfer of the business of Ares that is not in the ordinary course of business or to another controlled affiliate of Ares or (b) any other similar transaction deemed a capital event in the sole discretion of the manager of the awards ("Capital Event"). The holders of the awards will be entitled to newly issued partnership interests as a result of the Capital Event. The occurrence of a Capital Event is considered a performance condition. Since Capital Events are defined at the discretion of the manager and represent events for which external factors and uncertainties make it difficult to establish a probability of occurrence prior to the consummation date or effective date, the Company has not deemed a Capital Events to be probable until consummated or effective. As such, the Company had not recorded compensation expenses in connection with these awards as no Capital Event occurred prior to May 1, 2014.

        Indicus—Represents (a) a 1.0% membership interest in each of Ares Holdings LLC ("AH LLC") and AI (the "Indicus Membership Interest") and (b) a right to receive a 1.14% profit interest to participate in the proceeds of certain capital events (the "Indicus Profit Interest") issued in connection with the Indicus acquisition to the principals who sold their interests in Indicus (the "Indicus Partners").

        At the closing date of the Indicus acquisition, the Indicus Partners' capital account balance of $20.7 million represented the fair value of their initial non-forfeitable Indicus Membership Interest of 0.5% in each of AMH LLC and AIH LLC. The initial non-forfeitable Indicus Membership Interest is presented as redeemable interest in Ares Operating Group Entities. The remaining 0.5% of the Indicus Membership Interest vests over five years from the Indicus acquisition date, subject to the Indicus Partners' continuous employment or service with the Company through such date. The Indicus Membership Interest is subject to certain forfeiture provisions and the Indicus Partners have a right to exercise a put option during the six-month period ending on August 16, 2016. If all of the Indicus Partners were to exercise their put options, the aggregate settlement amount would be $40.0 million as of June 30, 2014.

        The grant date fair value of the equity compensation put option feature associated with the Indicus Membership Interest was determined using an option pricing model utilizing a five-year term, a risk-free rate of 0.91%, a strike price of $40.0 million and an expected volatility of 45.5%.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        The grant date fair value of the Indicus Profit Interests was $5.5 million as determined using the Black-Scholes option pricing model utilizing a seven-year term, a risk-free rate of 0.4%, a minimum strike price of $46.0 million and an expected volatility of 47.6%. This fair value was fixed as of the grant date and was being expensed expense ratably over the three years vesting period. The Indicus Profit Interest is automatically cancelled on the seventh anniversary of the Indicus acquisition.

        AREA Membership Interest—Represents 1.2% membership interest ("AREA Membership Interest") issued to a group of former AREA partners who joined the Company in connection with the acquisition of AREA on July 1, 2013. The AREA Membership Interest will be generally 50% vested on the first anniversary of issuance and 100% vested on the second anniversary of issuance. The fair value of these awards was determined using a recent market transaction at the time of determination.

        The following summarizes the grant date fair value associated with each equity award issued prior to May 1, 2014, as well as the expense recognized for each period presented:

		Equity Compensation Expenses Recognized, Net of Forfeitures (Presented in thousands)
						Unrecognized Compensation Expenses
		Three Months ended June 30,		Six Months ended June 30,
	Grant Date Fair Value					April 30, 2014
		2014	2013	2014	2013
AEP I Profit Interest	$38,400	$—	$—	$—	$—	$—
AEP II Profit Interests	33,423	13,210	1,504	14,714	3,008	12,709
AEP IV Profit Interests	10,657	10,657	—	10,657	—	10,657
AEP VI Profit Interests	9,047	9,047	—	9,047	—	9,047
Exchanged AEP Awards	68,607	—	3,236	—	6,472	—
Indicus
— Membership Interest	20,700	10,877	1,167	11,913	2,281	10,532
— Profit Interest	5,464	(4,326)	455	(3,871)	911	—
AREA Membership Interest	25,381	18,336	2,342	20,678	—	17,555

Total	$211,679	$57,801	$8,704	$63,138	$12,672	$60,500

Conversion and Vesting of AEP awards

        On May 1, 2014, in connection with the Reorganization, certain existing interests held by APMC, on behalf of certain of the Company's co-founders and senior professionals under AEP Plans, that represent less than a full equity interest in the Predecessors to Ares Management, L.P. were converted into AOG Units and were immediately vested and expensed in full. There was no change in the fair value of these converted interests as a result of the acceleration in vesting; however, the Indicus Profit Interests was cancelled. In connection with this cancellation, the Company reversed expense of $4.3 million. As a result, the Company recognized one-time compensation expense of $56.2 million related to vesting and cancellation of these awards in the three months ended June 30, 2014.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

Ares Management, L.P. 2014 Equity Incentive Plan

        In connection with the IPO, the board of directors of the general partner of Ares Management, L.P. ("the Board") adopted the Equity Incentive Plan. Under the Equity Incentive Plan, the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash.

        Equity compensation expense, the tax benefit associated with equity compensation expense and equity compensation expense, net of assumed forfeiture are included in the following table:

Three Months Ended June 30, 2014
Restricted unit	$1,758,885
Phantom units	438,753
Options	2,231,095

Equity-based compensation expense	$4,428,733

Restricted Units

        Each restricted unit represents an unfunded, unsecured right of the holder to receive a common unit on the vesting dates. The restricted units currently vest either i) at a rate of one-third per year, beginning on the third anniversary of the grant date or ii) in their entirety on the fifth anniversary of the grant date. Compensation expense associated with restricted units is being recognized on a straight-line basis over the service period of the respective grant.

        The following table presents unvested restricted units' activity during the period May 1, 2014 through June 30, 2014:

	Restricted Units	Weighted Average Grant Date Fair Value
Balance—May 1, 2014	—	$—
Granted	4,936,051	16.13
Vested	—	—
Forfeited	(22,368)	16.13

Balance—June 30, 2014	4,913,683	$16.13

        No restricted units were vested during the three months ended June 30, 2014. The total compensation expense expected to be recognized in all future periods associated with the restricted units, considering assumed forfeitures of 7.00%, is approximately $53.7 million at June 30, 2014, which is expected to be recognized over a weighted average period of 4.84 years.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

Options

        Each option entitles the holders to purchase from the Company, upon exercise thereof, one common unit at the stated exercise price. The term of the options is generally ten years from the grant date. The options vest at a rate of one-third per year, beginning on the third anniversary of the grant date. Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of June 30, 2014, there was $67.0 million of total unrecognized compensation expense, net of assumed annual forfeitures of 7.00%, that is expected to be recognized over a weighted average period of 4.84 years.

        A summary of unvested options activity during the period May 1, 2014 through June 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance—May 1, 2014	—	$—	—
Granted	24,835,227	$19.00	9.85
Vested	—	$—	—
Forfeited or expired	(105,681)	$19.00	—

Balance—June 30, 2014	24,729,546	$19.00	9.85

Exercisable at June 30, 2014	—	$—	—	$—
Expected to vest after June 30, 2014	17,277,579	$19.00	9.85	$3,109,964

        Aggregate intrinsic value represents the value of the Company's closing unit price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest.

        The fair value of each option granted during the period from May 1 to June 30, 2014 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Risk-free interest rate	2.06% to 2.22%
Weighted average expected dividend yield	5.00%
Expected volatility factor(a)	34.00% to 35.00%
Expected life in years	6.92 to 7.00

(a)
Expected volatility is based on comparable companies using daily unit prices.

        The fair value of an award is affected by the Company's unit price on the date of grant as well as other assumptions including the estimated volatility of the Company's unit price over the term of the awards and the estimated period of time that management expects employees to hold their unit options. The estimated

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

period of time that management expects employees to hold their options was estimated as the midpoint between the vesting date and maturity date.

Phantom Units

        Each phantom unit represents an unfunded, unsecured right of the holder to receive an amount in cash per phantom unit equal to the average closing price of a common unit for the 15 trading days immediately prior to, and the 15 trading days immediately following, the vesting dates. The phantom units will vest in equal installments over five years at the anniversaries of the initial public offering date. The phantom units are accounted for as liability awards with compensation cost being recognized based on a straight line basis based on the number of units expected to vest during the service period. Forfeitures will reduce the expenses in the period in which the forfeiture occurs.

        A summary of unvested phantom units' activity during the period May 1, 2014 through June 30, 2014 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value
Balance May 1, 2014	—	$—
Granted	686,395	19.00
Vested	—	—
Forfeited	(21,737)	—

Balance June 30, 2014	664,658	$19.00

        No phantom units were vested during the three months ended June 30, 2014. Forfeitures are accounted for on an actual basis. As of June 30, 2014, there was $12.3 million of unrecognized compensation expense, in relation to phantom units outstanding that is expected to be recognized over a weighted average period of 4.84 years. For the period from May 1, 2014 to June 30, 2014, no cash was paid to settle phantom units. The fair value of the awards is remeasured at each reporting period and was $19.18 per unit as of June 30, 2014.

        Unvested phantom units, restricted units and options are forfeited upon any termination of employment; provided that, with respect to certain restricted units and options, if a participant's employment is terminated between the first and second year after grant by the Company without "cause," or as a result of a participant's death or disability, 11% of the award will vest and if it is so terminated between the second and third year after grant, 22% of the award will vest.

        The Company records deferred tax assets for equity compensation awards, based on the amount of equity compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a future tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as adjustments to partners' capital. If the tax deduction is less than the

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.

15. SEGMENT REPORTING

        The Company conducts its alternative asset management business through four operating segments:

  •
  Tradable Credit Group:  The Company's Tradable Credit Group is a participant in the tradable, non-investment grade corporate credit markets with approximately $32.4 billion of assets under management as of June 30, 2014. The group manages various types of investment funds, ranging from comingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors. While each of the group's approximately 70 funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies. Long-only credit funds primarily seek to outperform the corresponding performing bank loan or high yield market indices. Alternative credit funds primarily seek to deliver compelling absolute risk-adjusted returns relative to publicly traded stocks, hedge funds, distressed funds, bank loans, high yield bonds or other investment types.

  •
  Direct Lending Group:  The Company's Direct Lending Group is a self-originating direct lender to the U.S. and European markets, with approximately $28.2 billion of assets under management across over 35 funds or investment vehicles as of June 30, 2014. The group provides one-stop financing solutions to small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The group launched its inaugural vehicle dedicated to direct lending, ARCC, ten years ago as a business development company. In 2007, the group extended its direct lending capabilities into Europe and raised its first dedicated fund. The group generates fees from over 35 funds that include separately managed accounts for large institutional investors seeking tailored investment solutions, comingled funds and joint venture lending programs with affiliates of General Electric Company.

  •
  Private Equity Group:  The Company's Private Equity Group has approximately $9.8 billion of assets under management as of June 30, 2014. The group focuses on majority or shared-control investments, principally in under-capitalized companies. The group manages five private equity comingled funds which focus primarily on markets in North America, and to a lesser extent, Europe and Asia.

  •
  Real Estate Group:  The Company's Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $8.9 billion of assets under management as of June 30, 2014. The group focuses on lending and investing assets that have been under-managed or need repositioning in their markets. The group provides investors access to its capabilities through its publicly traded commercial mortgage REIT, ACRE, focused on direct lending on properties owned by commercial real estate sponsors and operators, U.S. and European real estate private equity comingled funds, separately managed accounts and other fund types. In addition to the $8.9 billion of assets under management, the group services a portfolio of over $5.0 billion in mortgage loans principally through a subsidiary of ACRE.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

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

        Economic net income ("ENI") is a key performance indicator used in the alternative asset management industry. ENI represents net income excluding (a) income tax expense, (b) operating results of Consolidated Funds, (c) depreciation expense, (d) the effects of changes arising from corporate actions and (e) certain other items that the Company does not believe are indicative of its core performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization. The Company believes the exclusion of these items provides investors with a meaningful indication of the Company's core operating performance. ENI is evaluated regularly by management as a decision tool for deployment of resources and assess performances of each of the business segments. The Company believes that reporting ENI is helpful in understanding its business and that investors should review the same supplemental non-GAAP financial measures that management uses to analyze the segment performance. These measures supplement and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with GAAP.

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

        Performance related earnings ("PRE") is a measure used to assess the Company's investment performance and its ability to cover performance fee compensation expenses from performance fee income and total investment income. PRE differs from income before taxes computed in accordance with GAAP as it only includes performance fee income, performance fee compensation expense and total investment and other income (expense) earned from Consolidated Funds and non-consolidated funds.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        Distributable earnings ("DE") is a pre-income tax measure that is used to assess performance and amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation expense and realized net other income, and further adjusts for expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income (loss) before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fee income, unrealized performance fee compensation expense, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in the table set forth in (d) below.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG for the three months ended June 30, 2014:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $25,666 of ARCC Part I Fees)	$22,610	$64,805	$36,072	$19,916	$143,403	$—	$143,403
Previously deferred fees	—	—	—	—	—	—	—

Total management fees	22,610	64,805	36,072	19,916	143,403	—	143,403
Administrative fees and other income	94	276	33	1,496	1,899	4,678	6,576
General, administrative and other expenses	(2,738)	(2,245)	(3,897)	(4,332)	(13,212)	(12,986)	(26,198)
Compensation and benefits	(7,886)	(32,753)	(10,453)	(11,689)	(62,781)	(25,961)	(88,742)

Fee related earnings (loss)	12,080	30,083	21,755	5,391	69,309	(34,269)	35,040

Performance fees—realized	4,615	—	24,283	—	28,898	—	28,898
Performance fees—unrealized	42,002	3,600	(11,618)	7,726	41,710	—	41,710
Performance fee compensation expense—realized	(3,690)	—	(15,986)	—	(19,676)	—	(19,676)
Performance fee compensation expense—unrealized	(32,824)	(2,075)	3,180	(566)	(32,285)	—	(32,284)

Net performance fees	10,103	1,525	(141)	7,160	18,647	—	18,647
Investment income (loss)—realized	2,647	(934)	6,568	(301)	7,980	—	7,980
Investment income (loss)—unrealized	11,861	216	(2,533)	635	10,179	—	10,179
Interest and other income	584	144	4,328	187	5,243	—	5,243
Interest expense	(785)	(332)	(543)	(378)	(2,038)	—	(2,037)

Net investment income (loss)	14,307	(906)	7,820	143	21,364	—	21,364

Performance related earnings (loss)	24,410	619	7,679	7,303	40,011	—	40,011

Economic net income (loss)	$36,490	$30,702	$29,434	$12,694	$109,320	$(34,269)	$75,051

Distributable earnings (loss)	$14,994	$28,205	$38,852	$2,343	$84,394	$(35,841)	$48,553

Total assets	$547,980	$199,527	$577,397	$295,433	$1,620,337	$10,560	$1,630,898

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the three months ended June 30, 2013:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $25,661 of ARCC Part I Fees)	$23,087	$56,251	$30,254	$2,489	$112,081	$—	$112,081
Previously deferred fees	—	—	1,139	—	1,139	—	1,139

Total management fees	23,087	56,251	31,393	2,489	113,220	—	113,220
Administrative fees and other income	156	82	54	10	302	4,020	4,321
General, administrative and other expenses	(3,016)	(2,259)	(3,488)	(1,167)	(9,930)	(8,611)	(18,541)
Compensation and benefits	(7,007)	(29,617)	(8,587)	(3,634)	(48,845)	(19,603)	(68,448)

Fee related earnings (loss)	13,220	24,457	19,372	(2,302)	54,747	(24,194)	30,553

Performance fees—realized	39,752	—	22,647	—	62,399	—	62,399
Performance fees—unrealized	(48,063)	(1,100)	(24,565)	—	(73,728)	—	(73,728)
Performance fee compensation expense—realized	(31,813)	—	(11,273)	—	(43,086)	—	(43,086)
Performance fee compensation expense—unrealized	38,506	563	8,062	—	47,131	—	47,131

Net performance fees	(1,618)	(537)	(5,129)	—	(7,284)	—	(7,284)
Investment income (loss)—realized	3,576	2,304	13,477	(43)	19,314	—	19,314
Investment income (loss)—unrealized	(6,265)	(4,727)	(7,952)	(8,144)	(27,088)	—	(27,088)
Interest and other income	2,423	1,317	181	1,097	5,018	—	5,018
Interest expense	(900)	(627)	(628)	(210)	(2,365)	—	(2,365)

Net investment income (loss)	(1,166)	(1,733)	5,078	(7,300)	(5,121)	—	(5,121)

Performance related earnings (loss)	(2,784)	(2,270)	(51)	(7,300)	(12,405)	—	(12,405)

Economic net income (loss)	$10,436	$22,187	$19,321	$(9,602)	$42,342	$(24,194)	$18,148

Distributable earnings (loss)	$25,542	$25,780	$43,014	$(1,956)	$92,380	$(24,618)	$67,762

Total assets	$341,284	$211,429	$604,236	$45,851	$1,202,800	$9,740	$1,212,540

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the six months ended June 30, 2014:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $53,984 of ARCC Part I Fees)	$45,806	$131,009	$69,765	$36,684	$283,264	$—	$283,264
Previously deferred fees	—	—	—	—	—	—	—

Total management fees	45,806	131,009	69,765	36,684	283,264		283,264
Administrative fees and other income	170	366	50	2,786	3,372	10,071	13,441
General, administrative and other expenses	(4,738)	(4,159)	(7,593)	(8,600)	(25,090)	(26,522)	(51,612)
Compensation and benefits	(16,081)	(64,965)	(21,258)	(23,174)	(125,478)	(53,618)	(179,096)

Fee related earnings (loss)	25,157	62,251	40,964	7,696	136,068	(70,069)	65,999

Performance fees—realized	17,700	39	34,495	—	52,234	—	52,234
Performance fees—unrealized	63,344	5,893	1,892	10,675	81,804	—	81,804
Performance fee compensation expense—realized	(14,162)	(28)	(21,492)	—	(35,682)	—	(35,682)
Performance fee compensation expense—unrealized	(49,736)	(3,525)	(3,176)	(566)	(57,003)	—	(57,003)

Net performance fees	17,146	2,379	11,719	10,109	41,353	—	41,353
Investment income (loss)—realized	3,779	(1,532)	24,586	429	27,262	—	27,262
Investment income (loss)—unrealized	27,017	1,739	(15,400)	(227)	13,129	—	13,129
Interest and other income	3,368	243	4,579	197	8,387	—	8,386
Interest expense	(1,407)	(636)	(930)	(703)	(3,676)	—	(3,676)

Net investment income (loss)	32,757	(186)	12,835	(304)	45,102	—	45,102

Performance related earnings (loss)	49,903	2,193	24,554	9,805	86,455	—	86,455

Economic net income (loss)	$75,060	$64,444	$65,518	$17,501	$222,523	$(70,069)	$152,454

Distributable earnings (loss)	$33,637	$59,212	$79,556	$3,841	$176,246	$(73,354)	$102,892

Total assets	$547,980	$199,527	$577,397	$295,433	$1,620,337	$10,560	$1,630,898

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the six months ended June 30,2013:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $49,497 of ARCC Part I Fees)	$46,630	$107,701	$61,424	$4,956	$220,711	$—	$220,711
Previously deferred fees	—	—	1,139	—	1,139	—	1,139

Total management fees	46,630	107,701	62,563	4,956	221,850		221,850
Administrative fees and other income	273	165	54	14	506	8,476	8,982
General, administrative and other expenses	(5,254)	(4,061)	(5,963)	(2,425)	(17,703)	(14,164)	(31,867)
Compensation and benefits	(13,603)	(56,519)	(17,354)	(7,202)	(94,678)	(38,686)	(133,364)

Fee related earnings (loss)	28,046	47,286	39,300	(4,657)	109,975	(44,374)	65,601

Performance fees—realized	48,765	—	31,686	—	80,451	—	80,451
Performance fees—unrealized	(22,551)	399	29,785	—	7,633	—	7,633
Performance fee compensation expense—realized	(39,021)	—	(11,309)	—	(50,330)	—	(50,330)
Performance fee compensation expense—unrealized	18,236	(260)	(26,603)	—	(8,627)	—	(8,627)

Net performance fees	5,429	139	23,559	—	29,127	—	29,127
Investment income (loss)—realized	4,502	1,479	32,990	(80)	38,891	—	38,891
Investment income (loss)—unrealized	(3,834)	(883)	(11,908)	(7,094)	(23,719)	—	(23,719)
Interest and other income	2,640	2,353	820	1,096	6,909	—	6,914
Interest expense	(1,819)	(1,265)	(1,285)	(422)	(4,791)	—	(4,790)

Net investment income (loss)	1,489	1,684	20,617	(6,500)	17,290	—	17,290

Performance related earnings (loss)	6,918	1,823	44,176	(6,500)	46,417	—	46,417

Economic net income (loss)	$34,964	$49,109	$83,476	$(11,157)	$156,392	$(44,374)	$112,018

Distributable earnings (loss)	$42,106	$48,006	$90,949	$(5,419)	$175,642	$(45,089)	$130,553

Total assets	$341,284	$211,429	$604,236	$45,851	$1,202,800	$9,740	$1,212,540

        The following reconciliations contain rounded values that are presented elsewhere within the financial statements. Consequently, the sum of certain values may not match the totals presented herein.

	For the Three Months Ended June 30, 2014
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$215,910	(1)	$(84,292)	(a)	$131,618
Expenses	127,954	(2)	131,148	(b)	259,102
Other income	21,364	(3)	297,609	(c)	318,973
Economic net income / Income before taxes	109,320		82,169	(d)	191,489
Total assets	1,620,338		19,971,992	(e)	21,592,330

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2013
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$102,193	(1)	$(12,891)	(a)	$89,302
Expenses	54,730	(2)	55,063	(b)	109,793
Other income	(5,121)	(3)	(104,810)	(c)	(109,931)
Economic net income / Income before taxes	42,342		(172,764)	(d)	(130,422)
Total assets	1,202,800		23,318,807	(e)	24,521,607

	For the Six Months Ended June 30, 2014
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$420,674	(1)	$(155,428)	(a)	$265,246
Expenses	243,253	(2)	199,979	(b)	443,232
Other income	45,102	(3)	599,048	(c)	644,150
Economic net income / Income before taxes	222,523		243,641	(d)	466,164
Total assets	1,620,338		19,971,992	(e)	21,592,330

	For the Six Months Ended June 30, 2013
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$310,440	(1)	$(113,601)	(a)	$196,839
Expenses	171,338	(2)	151,522	(b)	322,860
Other income	17,290	(3)	225,893	(c)	243,183
Economic net income / Income before taxes	156,392		(39,230)	(d)	117,162
Total assets	1,202,800		23,318,807	(e)	24,521,607

(1)
Segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Management fees	$143,403	$113,220	$283,264	$221,850
Administrative fees and other income	1,899	302	3,372	506
Performance fees—realized	28,898	62,399	52,234	80,451
Performance fees—unrealized	41,710	(73,728)	81,804	7,633

Total segment revenue	$215,910	$102,193	$420,674	$310,440

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(2)
Segment expenses consist of compensation and benefits, and general, administrative and other expenses, as well as realized and unrealized performance fee expenses.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Compensation and benefits	$62,781	$48,845	$125,478	$94,678
General, administrative and other expenses	13,212	9,930	25,090	17,703
Performance fee compensation expense—realized	19,676	43,086	35,682	50,330
Performance fee compensation expense—unrealized	32,285	(47,131)	57,003	8,627

Total segment expense	$127,954	$54,730	$243,253	$171,338

(3)
Segment other income consists of realized and unrealized investment income and expenses, interest and other income and interest expenses.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Investment income (loss)—realized	$7,980	$19,314	$27,262	$38,891
Investment income (loss)—unrealized	10,179	(27,088)	13,129	(23,719)
Interest and other income	5,243	5,018	8,387	6,909
Interest expense	(2,038)	(2,365)	(3,676)	(4,791)

Net investment income	$21,364	$(5,121)	$45,102	$17,290

(a)
The revenues adjustment principally represents management and performance fees earned from Consolidated Funds which were eliminated in consolidation to arrive at Ares consolidated revenues.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Consolidated Fund income eliminated in consolidation	$(82,186)	$(16,910)	$(155,764)	$(122,077)
Administrative fees and other income attributable to OMG	4,678	4,020	10,071	8,476
Performance fee reclass(1)	(6,785)	—	(9,735)	—

Total consolidated adjustments and reconciling items	$(84,292)	$(12,891)	$(155,428)	$(113,601)

(1)
Related to performance fees for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within other income (expense) in the Company's Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(b)
The expenses adjustment represents the addition of expenses of the Consolidated Funds to the Ares unconsolidated expenses, depreciation expense, equity-based compensation and expenses associated with acquisitions and corporate actions necessary to arrive at Ares consolidated expenses.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Consolidated Fund expenses added in consolidation	$49,692	$34,317	$90,329	$156,658
Consolidated Fund expenses eliminated in consolidation	(32,980)	(21,702)	(64,680)	(82,935)
OMG expenses	38,947	28,214	80,140	52,850
Acquisition related expenses	1,292	2,067	2,713	2,817
Equity compensation expense	62,228	6,362	67,567	12,672
Income tax expenses(1)	—	300	—	341
Placement fees and underwriting costs	3,506	1,491	4,558	1,573
Amortization of intangibles	6,718	2,299	15,549	4,598
Depreciation expense	1,748	1,714	3,807	2,947

Total consolidation adjustments and reconciling items	$131,148	$55,063	$199,979	$151,522

(1)
Relates to income taxes paid by subsidiary operating entities included in general, administrative and other expenses.
(c)
The other income adjustment represents the addition of net investment income (loss) and net interest income (expense) to arrive at Ares consolidated other income.

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Other income from Consolidated Funds eliminated in consolidation, net	$(15,965)	$(3,303)	$(38,595)	$(16,292)
Consolidated Funds other income added in consolidation, net	306,795	(101,509)	627,912	242,180
Performance fee reclass(1)	6,784	—	9,735	—

Total consolidation adjustments and reconciling items	$297,609	$(104,810)	$599,048	$225,893

(1)
Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company's Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(d)
The reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to economic net income, to fee related earnings, to performance related earnings and to distributable earnings consists of the following:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Economic net income
Income (loss) before taxes	$191,489	$(130,422)	$466,164	$117,162

Adjustments
Amortization of intangibles	6,718	2,299	15,549	4,598
Depreciation expense	1,748	1,714	3,807	2,947
Equity compensation expenses	62,228	6,362	67,567	12,672
Income tax expense(1)	—	300	—	341
Acquisition-related expenses	1,292	2,067	2,713	2,817
Placement fees and underwriting costs	3,506	1,491	4,558	1,573
OMG expenses, net	34,269	24,194	70,069	44,374
Income (loss) of non-controlling interests in Consolidated Funds	(183,553)	139,553	(408,734)	(9,033)
Income tax expense (benefit) of non-controlling interests in Consolidated Funds	(8,379)	(5,216)	830	(21,055)

Economic net income	$109,320	$42,342	$222,523	$156,392

Fee related earnings
Income (loss) before taxes	$191,489	$(130,422)	$466,164	$117,162

Adjustments
Amortization of intangibles	6,718	2,299	15,549	4,598
Depreciation expense	1,748	1,714	3,807	2,947
Equity compensation expenses	62,228	6,362	67,567	12,672
Income tax expense(1)	—	300	—	341
Acquisition-related expenses	1,292	2,067	2,713	2,817
Placement fees and underwriting costs	3,506	1,491	4,558	1,573
OMG expenses, net	34,269	24,194	70,069	44,374
Income (loss) of non-controlling interests in Consolidated Funds	(183,553)	139,553	(408,734)	(9,033)
Income tax (expense) benefit of non-controlling interests in Consolidated Funds	(8,379)	(5,216)	830	(21,055)

Total consolidation adjustments and reconciling items	(82,169)	172,764	(243,641)	39,230

Economic net income	109,320	42,342	222,523	156,392

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Total performance fee income—realized	(28,898)	(62,399)	(52,234)	(80,451)
Total performance fee income—unrealized	(41,710)	73,728	(81,804)	(7,633)
Total performance fee expense—realized	19,676	43,086	35,682	50,330
Total performance fee expense—unrealized	32,284	(47,131)	57,003	8,627
Net investment income	(21,364)	5,121	(45,102)	(17,290)

Fee related earnings	$69,309	$54,747	$136,068	$109,975

Management fees	$143,403	$113,220	$283,264	$221,850
Administrative fees and other income	1,899	302	3,372	506
Compensation and benefits	(62,781)	(48,845)	(125,478)	(94,678)
General, administrative and other expenses	(13,212)	(9,930)	(25,090)	(17,703)

Fee related earnings	$69,309	$54,747	$136,068	$109,975

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Performance related earnings:
Income (loss) before taxes	$191,489	$(130,422)	$466,164	$117,162

Adjustments
Amortization of intangibles	6,718	2,299	15,549	4,598
Depreciation expense	1,748	1,714	3,807	2,947
Equity compensation expenses	62,228	6,362	67,567	12,672
Income tax expense(1)	—	300	—	341
Acquisition-related expenses	1,292	2,067	2,713	2,817
Placement fees and underwriting costs	3,506	1,491	4,558	1,573
OMG expenses, net	34,269	24,194	70,069	44,374
Income (loss) of non-controlling interests in Consolidated Funds	(183,553)	139,553	(408,734)	(9,033)
Income tax expense (benefit) of non-controlling interests in Consolidated Funds	(8,379)	(5,216)	830	(21,055)

Economic net income	109,320	42,342	222,523	156,392

Total management fees	$(143,403)	$(113,220)	$(283,264)	$(221,850)
Administrative fees and other income	(1,899)	(302)	(3,372)	(506)
Compensation and benefits	62,781	48,845	125,478	94,678
General, administrative and other expenses	13,212	9,930	25,090	17,703

Performance related earnings (loss)	$40,011	$(12,405)	$86,455	$46,417

Total performance fee income—realized	$28,898	$62,399	$52,234	$80,451
Total performance fee income—unrealized	41,710	(73,728)	81,804	7,633
Total performance fee expense—realized	(19,676)	(43,086)	(35,682)	(50,330)
Total performance fee expense—unrealized	(32,285)	47,131	(57,003)	(8,627)
Net investment income (loss)	21,364	(5,121)	45,102	17,290

Performance related earnings (loss)	$40,011	$(12,405)	$86,455	$46,417

(1)
Relates to income taxes paid by subsidiary operating entities included in general, administrative and other expenses.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Distributable Earnings
Income (loss) before taxes	$191,489	$(130,422)	$466,164	$117,162

Adjustments
Amortization of intangibles	6,718	2,299	15,549	4,598
Equity compensation expenses	62,228	6,362	67,567	12,672
OMG distributable loss(1)	35,841	24,618	73,354	45,089
Acquisition-related expenses	—	1,500	—	1,500
Taxes paid(2)	(347)	—	(554)	—
Income (loss) of non-controlling interests in Consolidated Funds	(183,553)	139,553	(408,734)	(9,033)
Income tax (expense) benefit of non-controlling interests in Consolidated Funds	(8,379)	(5,216)	830	(21,055)
Unrealized performance fee	(41,710)	73,728	(81,804)	(7,633)
Unrealized performance fee compensation expense	32,285	(47,131)	57,003	8,627
Unrealized investment and other loss	(10,179)	27,088	(13,129)	23,719

Distributable Earnings	$84,394	$92,380	$176,246	$175,642

Fee related earnings	$69,309	$54,747	$136,068	$109,975
Performance fees—realized	28,898	62,399	52,234	80,451
Performance fee compensation expense—realized	(19,676)	(43,086)	(35,682)	(50,330)
Other income realized, net	11,184	21,967	31,973	41,009

Net performance fee—realized	20,406	41,280	48,525	71,130
Less:
One-time acquisition costs	(636)	(567)	(636)	(1,317)
Income tax expense(3)	(138)	(300)	(344)	(341)
Placement fees and underwriting costs	(3,506)	(1,491)	(4,558)	(1,573)
Non-cash depreciation and amortization(4)	(1,042)	(1,290)	(2,809)	(2,232)

Distributable earnings	$84,394	$92,380	$176,246	$175,642

(1)
Represents OMG distributable earnings which includes depreciation expense.

(2)
Represents current tax expense of subsidiary operating entities.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(3)
Relates to income taxes paid by subsidiary operating entities included in general, administrative and other expenses. Taxes attributable to OMG equal to $210 and $210 for the three and six months ended June 30, 2014, respectively.

(4)
Depreciation and amortization is reduced by the amounts attributed to OMG equal to $706 and $424 for the three months ended June 30, 2014 and 2013, respectively and $998 and $715 for the six month ended June 30, 2014 and 2013, respectively.
(e)
The reconciliation of total segment assets to total assets reported in the Condensed Consolidated Statements of Financial Condition consists of the following:

	June 30, 2014	June 30, 2013
Total assets from Consolidated Funds eliminated in consolidation	$(852,152)	$(743,612)
Total assets from Consolidated Funds added in consolidation	20,813,584	24,052,679
OMG assets	10,560	9,740

Total consolidation adjustments and reconciling items	$19,971,992	$23,318,807

16. SUBSEQUENT EVENTS

        The Company has evaluated the possibility of subsequent events existing in the Company's financial statements through August 13, 2014, the date of issuance, and has determined that the following events require disclosure in the Company's financial statements.

        In August 2014, the Board declared a quarterly distribution of $0.18 per common unit to common unit holders of record at the close of business on August 25, 2014, payable on August 29, 2014.

        On July 30, 2014, AM LLC agreed to provide credit support to a new $75 million credit facility with City National Bank, a national banking association, entered into by a wholly owned subsidiary of ACRE (the "CNB Facility"). AM LLC is the parent entity to ACRE's external manager.

        In connection with the facility, AM LLC agreed to purchase all loans and other obligations outstanding under the CNB Facility at a price equal to 100% of the outstanding balance with respect thereto (i) upon an acceleration or certain events of default by ACRE under the CNB Facility or (ii) in the event that among other things, AM LLC's corporate credit rating is downgraded to below investment grade. ACRE will pay AM LLC a fee of 1.50% per annum times the average amount of the loans outstanding under the CNB Facility, payable monthly, and reimburse AM LLC for its out-of-pocket costs and expenses in connection with the transaction.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES

        The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of June 30, 2014 and December 31, 2013, and results from operations for the three and six months ended June 30, 2014 and 2013.

	As of June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$87,445	$—	$—	$87,445
Restricted cash and cash equivalents	78,378	—	—	78,378
Investments, at fair value	585,157	—	(446,704)	138,453
Performance fees receivable	525,826	—	(386,839)	138,987
Derivative assets, at fair value	1,774	—	—	1,774
Due from affiliates	137,851	—	(17,990)	119,861
Intangible assets, net	53,326	—	—	53,326
Goodwill	85,806	—	—	85,806
Other assets	75,335	—	(98)	75,237
Assets of Consolidated Funds
Cash and cash equivalents	—	1,395,650	—	1,395,650
Restricted cash and securities	—	100	—	100
Investments, at fair value	—	18,666,232	—	18,666,232
Loans held for investment, net	—	84,088	—	84,088
Due from affiliates	—	11,190	(521)	10,669
Dividends and interest receivable	—	93,855	—	93,855
Receivable for securities sold	—	512,994	—	512,994
Derivative assets, at fair value	—	4,873	—	4,873
Other assets	—	44,602	—	44,602

Total assets	$1,630,898	$20,813,584	$(852,152)	$21,592,330

Liabilities
Debt obligations	$202,869	$—	$—	$202,869
Accounts payable, accrued expenses and other liabilities	142,641	—	(1,189)	141,452
Deferred tax liability, net	22,694	—	—	22,694
Performance fee compensation payable	335,199	—	—	335,199
Equity Compensation put option liability	20,000	—	—	20,000
Derivative liabilities, at fair value	2,258	—	—	2,258
Accrued compensation	84,076	—	—	84,076
Due to affiliates	24,151	—	(1,068)	23,083

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	88,864	(10,943)	77,921
Payable for securities purchased	—	1,064,439	—	1,064,439
Derivative liabilities, at fair value	—	55,329	—	55,329
Due to affiliates	—	83,899	(81,256)	2,643
Deferred tax liability, net	—	24,321	—	24,321
CLO loan obligations	—	11,321,637	(55,184)	11,266,453
Fund borrowings	—	1,021,593	—	1,021,593
Mezzanine debt	—	332,077	—	332,077

Total liabilities	833,888	13,992,159	(149,640)	14,676,407

Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,102,350	—	1,102,350
Redeemable interest in Ares Operating Group entities	24,977	—	—	24,977
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	5,640,879	(702,510)	4,938,369
Equity appropriated for Consolidated Funds	—	78,192	—	78,192

Non-controlling interest in Consolidated Funds	—	5,719,071	(702,510)	5,016,561

Non-controlling interest in Ares Operating Group Entities	478,293	—	—	478,293
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 units issued and outstanding)	293,124	—	—	293,124
Accumulated other comprehensive gain	618	—	—	618

Total controlling interest in Ares Management, L.P	293,742	—	—	293,742

Total equity	772,035	5,719,071	(702,510)	5,788,596

Total liabilities, redeemable interests, non-controlling interests and equity	$1,630,900	$20,813,580	$(852,150)	$21,592,330

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of December 31, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$89,802	$—	$—	$89,802
Restricted cash and cash equivalents	13,344	—	—	13,344
Investments, at fair value	504,291	—	(414,853)	89,438
Performance fees receivable	481,751	—	(344,069)	137,682
Derivative assets, at fair value	1,164	—	—	1,164
Due from affiliates	130,625	—	(21,705)	108,920
Intangible assets, net	68,742	—	—	68,742
Goodwill	58,159	—	—	58,159
Other assets	96,904	—	(23,304)	73,600
Assets of Consolidated Funds
Cash and cash equivalents	—	1,638,003	—	1,638,003
Investments, at fair value	—	20,823,338	—	20,823,338
Due from affiliates	—	2,010	—	2,010
Dividends and interest receivable	—	133,158	—	133,158
Receivable for securities sold	—	427,871	—	427,871
Derivative assets, at fair value	—	14,625	—	14,625
Other assets	—	27,505	(1,977)	25,528

Total assets	$1,444,782	$23,066,510	$(805,908)	$23,705,384

Liabilities
Debt obligations	$153,119	$—	$—	$153,119
Accounts payable, accrued expenses and other liabilities	69,550	—	(2,064)	67,486
Deferred tax liability, net	21,002	—	—	21,002
Performance fee compensation payable	295,978	—	—	295,978
Derivative liabilities, at fair value	2,907	—	—	2,907
Accrued compensation	132,917	—	—	132,917
Due to affiliates	35,149	—	(2,459)	32,690
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	95,839	—	95,839
Payable for securities purchased	—	945,115	—	945,115
Derivative liabilities, at fair value	—	75,115	—	75,115
Due to affiliates	—	92,211	(89,516)	2,695
Securities sold short, at fair value	—	1,633	—	1,633
Deferred tax liability, net	—	35,904	—	35,904
CLO loan obligations	—	11,838,396	(64,239)	11,774,157
Fund borrowings	—	2,070,598	—	2,070,598
Mezzanine debt	—	323,164	—	323,164

Total liabilities	710,622	15,477,975	(158,278)	16,030,319

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of December 31, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,093,770	—	1,093,770
Redeemable interest in Ares Operating Group entities	40,751	—	—	40,751
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	6,339,504	(647,630)	5,691,874
Equity appropriated for Consolidated Funds	—	155,261	—	155,261

Non-controlling interest in Consolidated Funds	—	6,494,765	(647,630)	5,847,135

Non-controlling interest in Ares Operating Group Entities	167,731	—	—	167,731
Members' equity and common stock of Predecessor	525,678	—	—	525,678

Total equity	693,409	6,494,765	(647,630)	6,540,544

Total liabilities, redeemable interests, non-controlling interests and equity	$1,444,782	$23,066,510	$(805,908)	$23,705,384

	For the Three Months Ended June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $25,666)	$143,403	$—	$(28,977)	$114,426
Performance fees	63,825	—	(52,650)	11,175
Other fees	6,576	—	(559)	6,017

Total revenues	213,804	—	(82,186)	131,618

Expenses
Compensation and benefits	150,970	—	—	150,970
Performance fee compensation	51,960	—	—	51,960
General, administrative and other expense	39,460	—	—	39,460
Consolidated Fund expenses	—	49,692	(32,980)	16,712

Total expenses	242,390	49,692	(32,980)	259,102

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Other income (expense)
Interest and other income	4,903	—	(1,026)	3,877
Interest expense	(2,037)	—	—	(2,037)
Net realized gain (loss) on investments	7,980	—	(9,383)	(1,403)
Net change in unrealized appreciation (depreciation) on investments	17,297	—	(7,594)	9,703
Interest and other income of Consolidated Funds	—	203,464	(126)	203,338
Interest expense of Consolidated Funds	—	(205,766)	2,025	(203,741)
Net realized gain (loss) on investments of Consolidated Funds	—	47,840	—	47,840
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	261,257	139	261,396

Total other income (expense)	28,143	306,795	(15,965)	318,973

Income (loss) before taxes	(443)	257,103	(65,171)	191,489
Income tax expense (benefit)	(3,112)	8,379	—	5,267

Net income (loss)	2,669	248,724	(65,171)	186,222

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	233,277	(63,137)	170,140
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	15,447	(2,034)	13,413
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	(15,150)	—	—	(15,150)
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	(23)	—	—	(23)

Net income (loss) attributable to Ares Management, L.P.	$17,842	$—	$—	$17,842

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended June 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $25,661)	$113,220	$—	$(31,408)	$81,812
Performance fees	(11,329)	—	14,498	3,169
Other fees	4,321	—	—	4,321

Total revenues	106,212	—	(16,910)	89,302

Expenses
Compensation and benefits	75,559	—	—	75,559
Performance fee compensation	(4,045)	—	—	(4,045)
General, administrative and other expense	25,664	—	—	25,664
Consolidated Fund expenses	—	34,317	(21,702)	12,615

Total expenses	97,178	34,317	(21,702)	109,793

Other income (expense)
Interest and other income	4,702	—	(2,457)	2,245
Interest expense	(2,365)	—		(2,365)
Net realized gain (loss) on investments	19,314	—	(17,416)	1,898
Net change in unrealized appreciation (depreciation) on investments	(26,770)	—	15,629	(11,141)
Interest and other income of Consolidated Funds	—	302,217	(177)	302,040
Interest expense of Consolidated Funds	—	(108,989)	1,977	(107,012)
Net realized gain (loss) on investments of Consolidated Funds	—	8,915	—	8,915
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	(303,652)	(859)	(304,511)

Total other income (expense)	(5,119)	(101,509)	(3,303)	(109,931)

Income (loss) before taxes	3,915	(135,826)	1,489	(130,422)
Income tax expense (benefit)	1,096	5,216	—	6,312

Net income (loss)	2,819	(141,042)	1,489	(136,734)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended June 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(135,883)	1,207	(134,676)
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	(5,159)	282	(4,877)
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	551	—	—	551
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	33	—	—	33

Net income (loss) attributable to controlling interests in Predecessor	$2,235	$—	$—	$2,235

	For the Six Months Ended June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $53,984)	$283,264	$—	$(58,289)	$224,975
Performance fees	124,305	—	(96,916)	27,389
Other fees	13,441	—	(559)	12,882

Total revenues	421,010	—	(155,764)	265,246

Expenses
Compensation and benefits	246,663	—	—	246,663
Performance fee compensation	92,685	—	—	92,685
General, administrative and other expense	78,235	—	—	78,235
Consolidated Fund expenses	—	90,329	(64,680)	25,649

Total expenses	417,583	90,329	(64,680)	443,232

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Six Months Ended June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Other income (expense)
Interest and other income	8,386	—	(4,385)	4,001
Interest expense	(3,676)	—	—	(3,676)
Net realized gain (loss) on investments	27,261	—	(28,730)	(1,469)
Net change in unrealized appreciation (depreciation) on investments	22,862	—	(9,013)	13,849
Interest and other income of Consolidated Funds	—	548,940	(257)	548,683
Interest expense of Consolidated Funds	—	(351,503)	2,720	(348,783)
Net realized gain (loss) on investments of Consolidated Funds	—	102,805	—	102,805
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	327,670	1,070	328,740

Total other income (expense)	54,833	627,912	(38,595)	644,150

Income (loss) before taxes	58,260	537,583	(129,679)	466,164
Income tax expense (benefit)	(598)	(830)	—	(1,428)

Net income (loss)	58,858	538,413	(129,679)	467,592

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	482,187	(123,914)	358,273
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	56,226	(5,765)	50,461
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	40,633	—	—	40,633
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	383	—	—	383

Net income (loss) attributable to Ares Management, L.P.	$17,842	$—	$—	$17,842

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Six Months Ended June 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $49,497)	$221,850	$—	$(61,644)	$160,206
Performance fees	88,084	—	(59,761)	28,323
Other fees	8,982	—	(672)	8,310

Total revenues	318,916	—	(122,077)	196,839

Expenses
Compensation and benefits	147,534	—	—	147,534
Performance fee compensation	58,957	—	—	58,957
General, administrative and other expense	42,646	—	—	42,646
Consolidated Fund expenses		156,658	(82,935)	73,723

Total expenses	249,137	156,658	(82,935)	322,860

Other income (expense)
Interest and other income	6,914	—	(4,018)	2,896
Interest expense	(4,790)	—	—	(4,790)
Net realized gain (loss) on investments	38,891	—	(38,130)	761
Net change in unrealized appreciation (depreciation) on investments	(23,720)	—	20,864	(2,856)
Interest and other income of Consolidated Funds	—	613,903	(373)	613,530
Interest expense of Consolidated Funds	—	(240,167)	7,197	(232,970)
Net realized gain (loss) on investments of Consolidated Funds	—	66,871	—	66,871
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	(198,427)	(1,832)	(200,259)

Total other income (expense)	17,295	242,180	(16,292)	243,183

Income (loss) before taxes	87,074	85,522	(55,434)	117,162
Income tax expense (benefit)	9,707	21,055	—	30,762

Net income (loss)	$77,367	$64,467	$(55,434)	$86,400

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2014 and 2013
and as of June 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Six Months Ended June 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	2,064	(55,328)	(53,264)
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	62,403	(106)	62,297
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	15,116	—	—	15,116
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	860	—	—	860

Net income (loss) attributable to controlling interests in Predecessor	$61,391	$—	$—	$61,391

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Unless the context otherwise requires, references to "we," "us," "our," "the Partnership" and "the Company" are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries since the consummation of the reorganization on May 1, 2014 (the "Reorganization") in connection with our initial public offering. When used in the historical context (i.e., prior to May 1, 2014), these terms are intended to mean the business and operations of our predecessor. The following discussion analyzes the financial condition and results of operations of the Partnership and, for periods prior to May 1, 2014, the financial condition and results of operations of the predecessor of the Partnership. Our "Predecessors" refers to Ares Holdings Inc. ("AHI") and Ares Investments LLC, as well as their wholly owned subsidiaries and managed funds, in each case prior to our Reorganization. "Consolidated Funds" refers collectively to certain Ares-affiliated funds, related co-investment entities and certain CLOs that are required under GAAP to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10 Q.

        The following discussion and analysis should be read in conjunction with the unaudited, condensed consolidated financial statements of Ares Management, L.P. and the related notes included in this Quarterly Report on Form 10 Q, our prospectus dated May 1, 2014 filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on May 5, 2014, and the audited financial statements and footnotes of AHI and Ares Investments LLC included therein. For ease of reference, we refer to the historical financial results of AHI and Ares Investments LLC prior to the Reorganization as "our" historical financial results.

        Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period's activity with those of prior periods.

Our Business

        We are a leading global alternative asset manager that operates four distinct but complementary investment groups, which are our reportable segments: Tradable Credit Group, Direct Lending Group, Private Equity Group and Real Estate Group.

  •
  Tradable Credit Group:  Our Tradable Credit Group manages approximately 70 funds, which seek a wide variety of investments ranging from comingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors, with approximately $32.4 billion of assets under management as of June 30, 2014. While each of the group's funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies.

  •
  Direct Lending Group:  Our Direct Lending Group is one of the largest self-originating direct lenders to the U.S. and European markets, with approximately $28.2 billion of assets under management across over 35 funds or investment vehicles as of June 30, 2014, which include separately managed accounts for large institutional investors seeking tailored investment solutions, comingled funds and joint venture lending programs with affiliates of General Electric Company.

  •
  Private Equity Group:  Our Private Equity Group has achieved compelling investment returns for a loyal and growing group of high profile limited partners and has approximately $9.8 billion of assets under management as of June 30, 2014. The group focuses on majority or shared-control investments, principally in under-capitalized companies. The group manages five private equity comingled funds in North America and China.

  •
  Real Estate Group:  Our Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $8.9 billion of assets under management and services a portfolio of over $5.2 billion in mortgage loans principally through a subsidiary of Ares Commercial Real Estate Corporation ("ACRE") as of June 30, 2014. Our Real Estate Group focuses on lending and investing assets that have been under-managed or need repositioning in their markets. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts, including our recent acquisition of AREA Property Partners, L.P. ("AREA") in July 2013 ("AREA acquisition").

        Our Operations Management Group ("OMG") consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support. Additionally, the OMG provides services to certain of our investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. We have successfully launched new business lines, integrated acquired businesses into the operations and created scale within the OMG to support a much larger platform in the future. The OMG's expenses are not allocated to our four reportable segments but we consider the cost structure of the OMG when evaluating our financial performance.

        The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in our Consolidated Funds' and non-consolidated funds' applicable investment management or partnership agreements and may be either an incentive fee or carried interest. Investment income (loss) represents the realized and unrealized appreciation (depreciation) resulting from the investments of the Company and its Consolidated Funds. We also provide administrative services to certain of our affiliated funds that are reported as other fees. In accordance with generally accepted accounting principles in the United States ("GAAP"), we are required to consolidate those funds in which we hold a general partner interest that gives us substantive control rights over those funds. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which deconsolidates these funds and therefore shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, general, administrative and other expenses, as well as realized and unrealized performance fee compensation.

Trends Affecting Our Business

        We believe that our disciplined investment philosophy across our four distinct but complementary investment groups contributes to the stability of our firm's performance throughout market cycles. Additionally, as approximately 60.3% of our assets under management ("AUM") were in funds with a contractual life of seven years or more as of June 30, 2014, our funds have a stable base of committed capital which enables us to invest in assets with a long term focus over different points in a market cycle and take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

        U.S. economic activity exhibited signs of improvement following an annualized 2.1% contraction in GDP during the first quarter of 2014, attributable largely to an abnormally harsh winter. The Federal Open Market Committee continued its measured tapering of quantitative easing measures with expected conclusion by year-end. Despite improved growth characteristics and ongoing tapering initiatives, Treasuries continued to rally. As a result, fixed rate instruments led performance during the second quarter of 2014, with the BofA Merrill Lynch U.S. High Yield Master II Index returning 2.57% versus a 1.45% return for the Credit Suisse Leveraged Loan Index ("CSLLI"). Likewise, with economic activity improving, equity markets rallied 5.23% during the second quarter of 2014 over the first quarter of 2014.

        In Europe, the economic environment continued to improve, with market sentiment supported by expectations of future stimulus measures from the European Central Bank. However, risks remain elevated amid uncertainty surrounding political unrest in Ukraine, particularly given Europe's significant reliance on Russia for gas.

        For Ares' businesses, these markets and economies have created opportunities, particularly in the Direct Lending Group and Tradable Credit Group alternative credit funds, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables both our Direct Lending and Tradable Credit Groups to reduce risk and defensively position portfolios in senior secured assets in advance of an increase in expected default risk, while at the same time reallocating to higher returning, unsecured assets as defaults peak and begin to decline. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Tradable Credit and Direct Lending Groups to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 79.3% of the debt assets within our Tradable Credit Group and approximately 91.0% within our Direct Lending Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury curve.

Recent Transactions

        On June 4, 2014, we acquired 100% of Keltic Financial Services LLC and net assets of Keltic Financial Partners II, LP (the "Keltic acquisition"), a leading commercial finance company that provides asset-based loans to small and middle market companies based in New York.

        On July 30, 2014, Ares Management LLC, a subsidiary of the Company, agreed to provide credit support to a new $75 million credit facility entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation with City National Bank, a national banking association. Ares Management LLC is the parent entity to ACRE's external manager.

Consolidation and Deconsolidation of Ares Funds

        Pursuant to GAAP, we consolidate our Consolidated Funds in our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. These funds represented approximately 29.5% of our AUM as of June 30, 2014 and 20.6% of our management fees and 78.0% of our performance fees for the six months ended June 30, 2014. As of June 30, 2014 and 2013, we consolidated 29 and 31 CLOs, respectively and 34 and 38 non-CLOs, respectively.

        As of June 30, 2014, the Company held $65.5 million of investments in these CLOs, which represents its maximum exposure to loss.

        The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-redeemable non-controlling interests in the Consolidated Funds and equity appropriated for our Consolidated Funds in our condensed consolidated financial statements.

        The performance of our Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds. See Note 2, "Summary of Significant Accounting

Policies," to our condensed consolidated financial statements included in this Quarterly Report within the Form 10-Q.

Managing Business Performance

Non-GAAP Financial Measures

        Economic Net Income.    Economic net income (or "ENI") is a key performance indicator used in the alternative asset management industry. ENI represents net income excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our core performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. ENI is evaluated regularly by our management as a decision tool for deployment of resources and to assess performance of our business segments. We believe that reporting ENI is helpful in understanding our business and that investors should review the same supplemental non-GAAP financial measures that our management uses to analyze our segment performance.

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

        Distributable Earnings.    Distributable earnings (or "DE") is a pre-income tax measure that is used to assess performance and amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation expense, realized net other income, and is reduced by for expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fee income, unrealized performance fee compensation expense, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in "—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures."

        These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "—Overview of Condensed Consolidated Results of Operations", which are prepared in accordance with GAAP. For a reconciliation of these measures to the most comparable measure in accordance with GAAP, see "—Results of Operations by Segment—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures." See Note 15, "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

For our funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.

        The table below provides the period-to-period roll forward of AUM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Consolidated Segments
Change in AUM:
Beginning of period	$77,046	$60,696	$74,005	$60,158
Acquisition	37	—	37	—
Commitments(1)	4,426	1,954	9,260	4,239
Capital reduction(2)	(1,633)	(712)	(3,026)	(2,100)
Distributions(3)	(1,381)	(1,252)	(2,661)	(2,154)
Change in fund value(4)	743	231	1,624	775

End of period	$79,238	$60,918	$79,238	$60,918

Average AUM	$78,142	$60,807	$76,622	$60,538

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

        As of June 30, 2014 and 2013, our uninvested AUM was $19.0 billion and $13.0 billion, respectively, primarily attributable to the Direct Lending Group and the Private Equity Group.

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

        The table below provides the period-to-period roll forward of fee earning AUM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Consolidated segments
Change in fee earning AUM:
Beginning of period	$57,228	$47,588	$59,162	$47,582
Commitments(1)	1,198	338	1,456	1,498
Subscriptions/deployment/increase in leverage(2)	2,927	2,499	4,658	2,870
Redemption/distributions/decrease in leverage(3)	(2,166)	(1,440)	(6,819)	(3,162)
Change in fund value(4)	128	(131)	895	232
Change in fee basis(5)	(70)	14	(109)	(153)

End of period	$59,244	$48,867	$59,244	$48,867

Average AUM	$58,236	$48,227	$59,203	$48,224

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

(5)
Represents the change of fee basis from committed capital to invested capital.

        The table below breaks out fee earning AUM by its respective components at each period:

	As of June 30,
	2014	2013
	(Dollars in millions)
Consolidated segments
Components of fee earning AUM
Fee earning AUM based on capital commitments(1)	$6,000	$4,828
Fee earning AUM based on invested capital(2)	10,427	6,369
Fee earning AUM based on market value/other(3)	21,319	16,306
Fee earning AUM based on collateral balances, at par(4)	21,498	21,364

Total fee earning AUM	$59,244	$48,867

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

Fund Performance Metrics

        Fund performance information for our investment funds that contributed at least 1% of our total management fees for the six months ended June 30, 2014, which we refer to as our "significant funds," is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. In addition to management fees, each of these significant funds is eligible to receive incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not necessarily indicative of our performance and is also not necessarily indicative of the future performance of any particular fund. An investment in Ares is not an investment in any of our funds. Past performance is not necessarily indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See "—Results of Operations by Segment—Tradable Credit Group—Fund Performance Metrics as of June 30, 2014," "—Direct Lending Group—Fund Performance Metrics as of June 30, 2014," "—Private Equity Group—Fund Performance Metrics as of June 30, 2014" and "—Real Estate Group—Fund Performance Metrics as of June 30, 2014."

Overview of Condensed Consolidated Results of Operations

Revenues

        Revenues primarily consist of management fees and performance fees.

        Management Fees.    Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, NAV, net investment income or par value of the investment portfolios managed by us. The fees are generally based on a quarterly measurement period and amounts can be paid in advance or in arrears depending on each specific fund. Management fees also include a quarterly fee on investment income ("ARCC Part I Fees") from ARCC, our publicly traded business development company registered under the Investment Company Act of 1940, which is managed by our subsidiary. ARCC Part I Fees are equal to 20% of its net investment income (before ARCC Part I Fees and incentive fees payable based on ARCC's net capital gains ("ARCC Part II Fees")), subject to a fixed "hurdle rate" of 1.75% per quarter, or 7.0% per annum. No fee is earned until ARCC's net investment income exceeds a 1.75% hurdle rate, with a "catch up" provision that serves to ensure that we receive 20% of ARCC's fee net investment income from the first dollar earned. ARCC Part I Fees are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash-settled each quarter. Management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability.

  •
  Tradable Credit Group long-only credit funds: Management fees generally range from 0.45% to 0.65% of principal par plus cash or NAV. The funds in the leveraged loan funds strategy have an average management contract term of 12.4 years as of June 30, 2014, and the fee ranges generally remain unchanged at the close of the re-investment period. The funds in the high-yield strategy generally represent open-ended managed accounts, which typically do not include investment period termination or management contract expiration dates.

  •
  Tradable Credit Group alternative credit funds: Management fees generally range from 0.50% to 1.75% of NAV, gross asset value, committed capital or invested capital. The funds in the credit opportunities strategy generally include open-ended or managed account structures, which typically do not include investment period termination or management contract expiration dates. The funds in the dynamic credit strategy are comprised of publicly-traded closed-end funds, which typically do not include investment period termination or management contract termination dates. The funds in the special situations strategy are comprised of closed-end funds, with investment period termination or management contract termination dates and managed accounts, which do not include investment period termination or management contract termination dates. For certain closed-end funds in this strategy, following the expiration or termination of the investment period the management fees step down to 1.00% of the aggregate adjusted cost of unrealized portfolio investments. The funds in this strategy have an average management contract term of 10.0 years as of June 30, 2014.

  •
  Direct Lending Group funds: Management fees generally range from 0.75% to 2.00% of invested capital, NAV or total assets. Following the expiration or termination of the investment period, the management fees, for certain closed end funds and managed accounts in this strategy generally step down to between 0.50% and 1.50% of the aggregate cost or market value of the portfolio investments. In addition, management fees include the ARCC Part I Fees. The funds in this strategy have an average management contract term of 10.0 years as of June 30, 2014.

  •
  Private Equity Group funds: Management fees generally range from 1.50% to 2.00% of total capital commitments during the investment period. The management fees for such funds generally step down to between 0.75% and 1.125% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period or (ii) the launch of a successor fund. The funds in this strategy have an average management contract term of 12.5 years as of June 30, 2014.

  •
  Real Estate Group funds: Management fees generally range from 0.50% to 1.50% of invested capital, stockholders' equity or total capital commitments. Following the expiration or termination of the investment period, the basis on which management fees are earned, for certain closed-end funds, managed accounts and co-investment vehicles in this strategy, changes from committed capital to invested capital with no change in the management fee rate. The funds in this strategy have an average management contract term of 9.6 years as of June 30, 2014.

        One-time deferred management fees represent base management fees that are generally calculated on a fixed percentage of principal par. Deferred management fees arise when a fund does not have sufficient liquidity to make payments or may be restricted by certain covenants from making payment. In some instances, we also defer management fees until certain performance conditions are met. If management fees are deferred, we will not recognize any management fees until collectability is assured. The amount of deferred management fees recognized by us typically increases with the length of time the fees are deferred. No management fees were deferred as of June 30, 2014.

        As of the reporting date, accrued but unpaid management fees, net of management fee reductions and management fee offsets, are included under management fees receivable in Note 11, "Related Party Transactions," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

        Performance Fees.    Performance fees are based on certain specific hurdle rates as defined in the applicable investment management or partnership agreements of the Consolidated Funds that we manage. Performance fees are recorded on an accrual basis to the extent such amounts are contractually due. The investment returns of most of our funds may be volatile. Performance fees are assessed as a percentage of the investment return of the funds. The performance fee measurement period varies by type of fund and is typically indicative of when realizations are likely to occur. The performance fees from our alternative credit funds and ARCC Part II Fees are measured and paid on an annual basis. The performance fees from our Tradable Credit Group long-only credit funds, Tradable Credit Group alternative credit funds, Direct Lending Group managed accounts and Private Equity Group funds are generally measured at liquidation of the fund, as fund return hurdles are cumulative. For the Tradable Credit Group long-only credit funds, Tradable Credit Group alternative funds and Direct Lending Group managed accounts, realizations occur as the fund is liquidating. Private Equity Group funds generally distribute performance fees as investment realizations occur. Further, Private Equity Group funds, Tradable Credit Group alternative credit funds and certain leveraged loan funds generally may make annual tax distributions based on the tax obligation at year-end and may be greater than the performance fees that were distributed during the year.

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

        We may be liable to certain funds for previously realized performance fees if the fund's investment values decline below certain return hurdles, which vary from fund to fund. As of June 30, 2014 and December 31, 2013, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. When the fair value of a fund's investment remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential clawback obligations. For any given period, performance fee income could therefore be negative; however, cumulative performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund's investments at the then-current fair values previously recognized and distributed performance fees would be required to be returned, a liability would be established in our financial statements for the potential clawback obligation which may differ from the amount of revenue that we reverse. At June 30, 2014 and December 31, 2013, if we assumed all existing investments were valued at $0, the total amount of performance fees subject to clawback would have been approximately $297.2 million and $346.4 million, respectively, of which approximately $241.2 million and $280.5 million, respectively, would be reimbursable by professionals who have received such performance fees.

        In addition, we are entitled to receive incentive fees from certain funds when the return on investment exceeds previous calendar year-end or date of investment high-watermarks. Some of our funds pay annual incentive fees or allocations equal to 10% to 20% of the fund's profit for the year, subject to a high-watermark. The high-watermark is the highest historical NAV attributable to a fund investor's account on which incentive fees were paid and represents the floor from which all future incentive fees are measured. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the fund's then-current fair value and are included in performance fees in our unaudited condensed consolidated statement of operations. These incentive fees are a component of performance fees in our condensed consolidated financial statements and are treated as accrued until paid to us.

        For any given period, performance fee revenue in our condensed consolidated statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.

        Other Fees.    Other fees primarily include revenue from administrative and investment advisory services provided to certain of our affiliated funds and deal fees that are paid to us in connection with portfolio company investments.

Expenses

        Compensation and Benefits.    Compensation generally includes salaries, bonuses, health and welfare benefits, and equity-based compensation. Compensation cost relating to the issuance of certain equity-based awards is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Other equity-based awards are re-measured at the end of each reporting period. Bonuses are accrued over the service period to which they relate. All payments made to our senior partners are accounted for as distributions on the equity held by such senior partners rather than as employee compensation. All compensation to our senior partners is accounted for as distributions on the equity held by such senior partners rather than as employee compensation.

        Performance Fee Compensation.    Performance fee compensation includes compensation directly related to segment performance fees, which generally consists of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is calculated based upon the changes to realized and unrealized performance fees but not payable until the performance fees are realized. We have an obligation to pay our professionals a portion of the performance fees earned from certain funds, including performance fees from Consolidated Funds that is eliminated in consolidation.

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

        General, Administrative and Other Expenses.    General and administrative expenses include costs primarily related to placement fees, professional services, occupancy and equipment expenses, depreciation and amortization expenses, travel and related expenses, communication and information services and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors' non-controlling redeemable interests in Consolidated Funds.

Other Income

        Interest and Other Income.    Interest and other income consist primarily of interest income and dividend income. Interest and other income are recognized on an accrual basis to the extent that such amounts are expected to be collected.

        Interest Expense.    Interest expense primarily consists of interest expense related to our credit facility (the "Credit Facility"), which has a variable interest rate based upon a credit spread that is adjusted with changes to corporate credit ratings.

        Net Realized Gain (Loss) on Investments.    Net gains (loss) from investment activities include both realized gains and losses in our investment portfolio. Net realized gain (loss) is realized when we redeem all or a portion of our investment or when we receive cash income, such as distributions.

        Net Change in Unrealized Appreciation (Depreciation) on Investments.    Net change in unrealized appreciation (depreciation) on investments represents the unrealized and realized appreciation (depreciation) resulting from the investments of the Company. Unrealized appreciation (depreciation) on investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized appreciation (depreciation) at the time an investment is realized.

        Interest and Other Income of Consolidated Funds.    Interest income of our Consolidated Funds relates to interest and dividend income generated from the underlying investment securities.

        Interest Expense of Consolidated Funds.    The interest expenses of Consolidated Funds are principally comprised of interest expense related to our CLOs' loans payable and to a lesser extent, revolving lines of other funds.

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

        Income Taxes.    A substantial portion of our earnings flow through to our owners without being subject to an entity level tax. Consequently, a significant portion of our earnings has no provision for income taxes except for foreign, city and local income taxes incurred at the entity level. A portion of our operations is conducted through domestic corporations that are subject to corporate level taxes and for which we record current and deferred income taxes at the prevailing rates in the various jurisdictions in which these entities operate.

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

        Non-Controlling Interests.    Net income (loss) attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our condensed consolidated financial statements.

        Net income (loss) attributable to non-controlling interest in Ares Operating Group entities for prior period represents the results attributable to our predecessor. For the three months ended June 30, 2014, it represents 100% of net income through April 30, 2014 and proportional daily average ownership in Ares Operating Group entities from May 1, 2014 to June 30, 2014.

        The substantial majority of our comingled funds are closed-end funds, and accordingly do not permit investors to redeem their interests other than in limited circumstances that are beyond our control, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. Investors in open-ended and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited partnership agreements, over periods ranging from one month to three years. In addition, separately managed investment vehicles for a single investor may allow such investor to terminate the fund at the discretion of the investor pursuant to the terms of the applicable constituent documents of such vehicle.

Results of Operations

Condensed Consolidated Results of Operations

        The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three months and six months ended June 30, 2014. The condensed consolidated financial statements of our Predecessors have been prepared on substantially the same basis for all historical periods presented; however, following our Reorganization and initial public offering, net income attributable to our Predecessor is presented together with net income attributable to non-controlling interests in Ares Operating Group entities. Additionally, Consolidated Funds are not necessarily the same entities in each period presented due to changes in ownership, changes in limited partners' rights and the creation and termination of funds. We consolidated funds where through our management contract and other interests we are deemed to hold a controlling financial interest. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses)

of Consolidated Funds for the three months and six months ended June 30, 2014 and 2013. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three months Ended June 30,		Six months Ended June 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $25,666, $53,984 and $25,661, $49,497 for the three and six months ended June 30, 2014 and 2013, respectively)	$114,426	$81,812	$224,975	$160,206
Performance fees	11,175	3,169	27,389	28,323
Other fees	6,017	4,321	12,882	8,310

Total revenues	131,618	89,302	265,246	196,839

Expenses
Compensation and benefits	150,970	75,559	246,663	147,534
Performance fee compensation	51,960	(4,045)	92,685	58,957
General, administrative and other expenses	39,460	25,664	78,235	42,646
Consolidated Funds expenses	16,712	12,615	25,649	73,723

Total expenses	259,102	109,793	443,232	322,860

Other income (expense)
Interest and other income	3,877	2,245	4,001	2,896
Interest expense	(2,037)	(2,365)	(3,676)	(4,790)
Net realized gain (loss) on investments	(1,403)	1,898	(1,469)	761
Net change in unrealized appreciation (depreciation) on investments	9,703	(11,141)	13,849	(2,856)
Interest and other income of Consolidated Funds	203,338	302,040	548,683	613,530
Interest expense of Consolidated Funds	(203,741)	(107,012)	(348,783)	(232,970)
Net realized gain (loss) on investments of Consolidated Funds	47,840	8,915	102,805	66,871
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	261,396	(304,511)	328,740	(200,259)

Total other income (expense)	318,973	(109,931)	644,150	243,183

Income (loss) before taxes	191,489	(130,422)	466,164	117,162
Income tax expense (benefit)	5,267	6,312	(1,428)	30,762

Net income (loss)	186,222	(136,734)	467,592	86,400

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	170,140	(134,676)	358,273	(53,264)
Less: Net Income (loss) attributable to redeemable interests in Consolidated Funds	13,413	(4,877)	50,461	62,297
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	(15,150)	551	40,633	15,116
Less: Net income (loss) attributable to controlling interests in Predecessor	—	2,235	—	61,391
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	(23)	33	383	860

Net income (loss) attributable to Ares Management, L.P.	$17,842	$—	$17,842	$—

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

        Management Fees.    Total management fees increased by $32.6 million, or 39.9%, to $114.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. In addition, management fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $2.4 million to $29.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

  •
  Our Direct Lending Group generated an additional $10.2 million in management fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to additional capital raises for ARCC and the expansion of our Direct Lending Group's European platform beginning in 2013.

  •
  Our Real Estate Group generated an additional $17.4 million in management fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was principally attributable to the expansion of the Real Estate Group platform, including the management fee contracts acquired in the AREA acquisition in the third quarter of 2013 and additional capital raises by ACRE.

  •
  Our Tradable Credit Group generated an additional $5.8 million in recurring management fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was principally attributable to incremental fees from new funds that launched subsequent to the second quarter of 2013.

        Other Fees.    Administrative fees and other income increased by $1.7 million, or 39.3%, to $6.0 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in administrative service fees from ARCC and ACRE and other property management fees in our Real Estate Group.

        Performance Fees.    Performance fees increased by $8.0 million to $11.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. No performance fees were reversed for the three months ended June 30, 2014 while $1.1 million and $1.0 million of performance fees were reversed for the three months ended June 30, 2013 related to our Direct Lending Group and Tradable Credit Group, respectively. In addition, performance fees from our Consolidated Funds, which are eliminated upon consolidation, increased by $67.1 million to $52.6 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in performance fees was primarily driven by the Tradable Credit Group and the Direct Lending Group.

  •
  Our Tradable Credit Group experienced an increase of $2.5 million in total performance fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, of which Ares Strategic Investment Partners II ("ASIP II") and Ares Credit Strategies Fund I ("CSF") contributed $1.7 million and $1.4 million to the increase, respectively. The increase was partially offset by a reduction in the appreciation of Ares Special Situations Fund III ("ASSF III").

  •
  Our Direct Lending Group experienced an increase of $4.5 million in total performance fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in performance fees was principally attributable to a $0.9 million increase in ARCC Part II Fees driven by an increase in net realized capital gains and by a $1.2 million increase from Ares Capital Europe II ("ACE II"), which exceeded its hurdle in the third quarter of 2013. Furthermore, in the three months ended June 30, 2013, there were $0.9 million in performance fee reversals in our Direct Lending managed accounts due to decreases in unrealized appreciation.

Expenses

        Compensation and Benefits.    Compensation and benefits increased by $75.4 million, or 99.8%, to $151.0 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase was primarily due to the one-time recognition of $56.0 million in equity compensation expense resulting from the acceleration of expense in connection with the Reorganization, as well as expense recorded in connection with the granting of restricted units, options and phantom units under Ares Management, L.P. 2014 Equity Incentive Plan of approximately $4.4 million. Additionally, the increase was due to merit based increases and an increase in headcount from 2013 to 2014, which collectively contributed $15.4 million. The increase in headcount also includes additional professionals from the AREA acquisition and the March 2013 externalization of management of our Direct Lending Group in Europe, which previously had been internally managed (the "ACE Externalization").

        Performance Fee Compensation.    Performance fee compensation increased by $56.0 million to $52.0 million for the three months ended June 30, 2014 compared to $(4.0) million for the three months ended June 30, 2013. The change in performance fee compensation was directly correlated with change in performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

        Expenses of our Consolidated Funds.    Expenses of Consolidated Funds increased by $4.1 million, or 32.5%, to $16.7 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This expense increased primarily due to one-time closing fees incurred by the three new CLO funds launched in the second quarter of 2014 compared to one new CLO fund that closed in the second quarter of 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $13.8 million, or 53.8%, to $39.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was driven primarily by an increase in amortization of intangibles from management fee contracts in connection with the AREA acquisition and the acceleration of amortization expense in connection with the termination of various management contracts in the Tradable Credit Group and Real Estate Group. Additionally, there was an increase in acquisition costs due to the Keltic acquisition and an increase in consulting expenses and office expenses due to the AREA acquisition.

Other Income (Expense)

        When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds. Within each group's returns, we aggregate interest and other income with interest expense and aggregate the net realized and unrealized gains (losses) to derive net investment gain (loss). Analyzing net investment gain (loss) helps assess the contributions of a single issuer, investment security or portfolio company.

        For the three months ended June 30, 2014 and 2013, the other income associated with the Company and our Consolidated Funds is summarized below:

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Other income (expense) of the Company's investment portfolio:
Interest and other income	$3,877	$2,245
Interest expense	(2,037)	(2,365)

Net interest income (expense) attributed to the Company	1,840	(120)

Net realized gain (loss) on investments	(1,403)	1,898
Net change in unrealized appreciation (depreciation) on investments	9,703	(11,141)

Net investments gains (losses) attributed to the Company	8,300	(9,243)

Other income (expense) attributed to the Company's investment portfolio	10,140	(9,363)

Other income (expense) of Consolidated Funds:
Interest and other income of Consolidated Funds	203,338	302,040
Interest expense of Consolidated Funds	(203,741)	(107,012)

Net interest income (expense) of Consolidated Funds	(403)	195,028

Net realized gain (loss) on investments of Consolidated Funds	47,840	8,915
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	261,396	(304,511)

Net investments gains (losses) of Consolidated Funds	309,236	(295,596)

Other income (expense) of Consolidated Funds	308,833	(100,568)

Total other income (expense)	$318,973	$(109,931)

Investments of the Company

        Net interest income attributed to the Company increased by $2.0 million to $1.8 million for the three months ended June 30, 2014 from $(0.1) million for the three months ended June 30, 2013. The increase in net interest and other income was primarily due to a $6.5 million increase as a result of a one-time fee earned from an equity bridge facility related to a Tradable Credit Group investment and was offset by a foreign currency transaction loss of $3.1 million as a result of revaluation of balance sheet accounts denominated in foreign currencies, reflecting differences in foreign currency exchange rates between the transaction date and the reporting date. Additionally, this was further offset by $2.1 million of dividend income that was recognized during the three months ended June 30, 2013 related to investments in ARCC and ACRE that the Company no longer holds.

        Net investment gains (losses) attributed to the Company increased $17.5 million to $8.3 million for the three months ended June 30, 2014, from $(9.2) million for the three months ended June 30, 2013. The increase in net investment gains due to an increase in unrealized appreciation on investments of $20.8 million, which was offset by a decrease in realized gains of $3.3 million. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The net change in investment gains (losses) was primarily due to $10.8 million of unrealized appreciation from investments in ARCC and ACRE that had unrealized losses as of June 30, 2013 and were no longer held as of June 30, 2014. Additionally, $4.3 million increase was attributable to new investments held in Real Estate Group funds as part of our expansion of the Real Estate Group platform in 2013, of which the change was primarily due to increases in market appreciation.

  Investments of Consolidated Funds

        Net interest income of Consolidated Funds decreased by $195.4 million to a net interest expense of $0.4 million for the three months ended June 30, 2014, from $195.0 million net interest income for the three months ended June 30, 2013. Interest income decreased by $98.7 million, or 32.7%, to $203.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The Tradable Credit Group had a decrease in interest income of $48.9 million as a result of shrinking yields from our investments as evidenced by a decline in average yield to a 3-year life of the CSLLI from 5.63% as of June 30, 2013 to 4.95% as of June 30, 2014. The Private Equity Group had a decrease of $45.7 million primarily due to a reduction in interest income resulting from the pay down and restructure of certain debt investments during the three months ended June 30, 2014. Interest expense increased by $96.7 million primarily driven by an increase of $95.1 million in our Tradable Credit Group directly attributable to (i) the closing of new CLOs after the three months ended June 30, 2013, which carry a higher cost of capital versus legacy CLOs that have rolled off, and (ii) to the increased distributions to subordinated note holders that are recorded as interest expenses of the Consolidated Funds. Subordinated note holders returns are typically back loaded toward the end of a fund's life cycle.

        Net investment gains of Consolidated Funds increased by $604.8 million to $309.2 million for the three months ended June 30, 2014 compared to a $295.6 million net loss for the three months ended June 30, 2013. The increase in net investment gains was the result of a $565.9 million increase in the net change in unrealized appreciation coupled with a $38.9 million increase in net realized gains. The increase in the net change in unrealized appreciation was primarily due to the CLOs under the Tradable Credit Group and the Private Equity Group, in the amounts of $214.8 million and $279.0 million, respectively.

        Income Tax Expense/Benefits.    Income tax expense decreased by $1.0 million, or 16.6%, to $5.3 million for the three months ended June 30, 2014 from $6.3 million for the three months ended June 30, 2013. Although income before tax increased significantly for the comparative periods, income tax decreased because not all Company and Consolidated Fund entities are subject to taxes. Specifically, the Company's investment income is generally not subject to income tax.

        The net change in income tax expense is primarily due to an increase of $3.2 million, or 61.5%, for Consolidated Funds to income tax expense of $8.4 million for the three months ended June 30, 2014 when compared to the same period in 2013. The increase was primarily due to $1.5 million for unrealized gains attributed to an ACOF III portfolio company and $1.2 million attributed to gains on the sale of an investment within the Direct Lending Group. Conversely, the Company's income tax expense decreased by $4.2 million compared to the three months ended June 30, 2013 to a $3.1 million income tax benefit for the three months ended June 30, 2014. The tax benefit was due to the net loss before taxes, which was mostly attributable to the acceleration of equity compensation in the second quarter of 2014.

        Non-Controlling Interests.    Net income (loss) attributable to non-controlling interests in Consolidated Funds was $170.1 million for the three months ended June 30, 2014 compared to a net loss of $134.7 million for three months ended June 30, 2013. The increase in net income attributable to non-controlling interests of $304.8 million was due to an increase in net change in unrealized appreciation from the CLOs under the Tradable Credit Group and Private Equity Group, coupled with a decrease in expenses as a result of the deconsolidation and liquidation of several of our funds in 2014.

        Net income (loss) attributable to non-controlling interests in Ares Operating Group entities for prior periods represent the results attributable to our Predecessor. For the three months ended June 30, 2014, it represents 100% of net income through April 30, 2014 and proportional daily average ownership in Ares Operating Group entities from May 1, 2014 (the date of the Reorganization) to June 30, 2014.

Six months Ended June 30, 2014 Compared to Six months Ended June 30, 2013

Revenues

        Management Fees.    Total management fees increased by $64.8 million, or 40.4%, to $225.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

  •
  Our Direct Lending Group generated an additional $24.6 million in management fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to additional capital raises for ARCC and the expansion of our Direct Lending Group's European platform starting in 2013.

  •
  Our Real Estate Group generated an additional $31.7 million in management fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to the expansion of the Real Estate Group platform, including the management fee contracts acquired in the AREA acquisition in the third quarter of 2013 and additional capital raises by ACRE.

  •
  Our Tradable Credit Group generated an additional $8.4 million in recurring management fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to incremental fees from new funds that launched subsequent to the second quarter of 2013.

        Other Fees.    Administrative fees and other income increased by $4.6 million, or 55.0%, to $12.9 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to an increase in administrative service fees from ARCC and ACRE and other property management fees in our Real Estate Group.

        Performance Fees.    Performance fees decreased by $0.9 million, or 3.3%, to $27.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. No performance fees were reversed for the six months ended June 30, 2014 and only $0.1 million of performance fees related to our Direct Lending Group was reversed for the six months ended June 30, 2013. In addition, performance fees from our Consolidated Funds, which are eliminated upon consolidation, increased by $37.2 million to $96.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

  •
  Our Tradable Credit Group experienced a decrease of $7.4 million in total performance fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was principally attributable to declines of $4.3 million, $2.0 million and $3.2 million in CSF, BVK and a leverage loan fund, respectively, primarily due to lower market appreciation during the six months ended June 30, 2014. The decrease was partially offset by the increase in performance fees of alternative credit funds of $2.7 million.

  •
  Our Direct Lending Group experienced an increase of $5.5 million in total performance fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, which partially offset the decrease from our Tradable Credit Group. The increase in performance fees was principally attributable to increases of $2.6 million and $1.4 million in ACE II and ARCC Part II Fees, respectively, primarily due to higher market appreciation in the six months ended June 30, 2014.

Expenses

        Compensation and Benefits.    Compensation and benefits increased by $99.1 million, or 67.2%, to $246.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to the one-time recognition of $56.0 million in equity compensation expense resulting from the acceleration of expense in connection with the Reorganization, as well as expense recorded in connection with the granting of restricted units, options and phantom units under Ares Management, L.P. 2014 Equity Incentive Plan of approximately $4.4 million. Additionally, the increase was due to merit based increases and an increase in headcount from 2013 to 2014, which contributed $32.4 million. The increase in headcount also includes additional professionals from the AREA acquisition and ACE Externalization.

        Performance Fee Compensation.    Performance fee compensation increased by $33.7 million, or 57.2%, to $92.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The change in performance fee compensation was directly correlated with change in performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

        Expenses of our Consolidated Funds.    Expenses of Consolidated Funds decreased by $48.1 million, or 65.2%, to $25.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This expense decreased primarily due to a reduction of $30.0 million of one-time offering related expenses that were recorded in the first quarter of 2013. Additionally, nine CLOs and five partnership funds were dissolved or liquidated between June 30, 2013 and June 30, 2014 and replaced with five new CLOs and two new partnership funds that were consolidated in the same period.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $35.6 million, or 83.5%, to $78.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was driven primarily by an increase in office expense, acquisition costs and consulting expenses resulting from the ACE Externalization, the AREA acquisition, and the Keltic acquisition, an increase in amortization of intangibles due to the acquisition of management fee contracts acquired in the AREA acquisition and the acceleration of amortization of certain intangible assets within the Tradable Credit Group and Real Estate Group in connection with the termination of various management fee contracts.

Other Income (Expense)

        When evaluating the changes in other income (expense), we separately analyze the returns generated by the Company's investment portfolio from the investment returns generated by our Consolidated Funds. Within each group's returns, we aggregate interest and other income with interest expense and aggregate the net realized and unrealized gains (losses) to derive net investment gain (loss). Analyzing net investment gain (loss) helps assess the contributions of a single issuer, investment security or portfolio company.

        For the six months ended June 30, 2014 and 2013, the other income associated with the Company and our Consolidated Funds is summarized below:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Other income (expense) of the Company's investment portfolio:
Interest and other income	$4,001	$2,896
Interest expense	(3,676)	(4,790)

Net interest income (expense) attributed to the Company	325	(1,894)

Net realized gain (loss) on investments	(1,469)	761
Net change in unrealized appreciation (depreciation) on investments	13,849	(2,856)

Net investments gains (losses) attributed to the Company	12,380	(2,095)

Other income (expense) attributed to the Company's investment portfolio	12,705	(3,989)

Other income (expense) of Consolidated Funds:
Interest and other income of Consolidated Funds	548,683	613,530
Interest expense of Consolidated Funds	(348,783)	(232,970)

Net interest income (expense) of Consolidated Funds	199,900	380,560

Net realized gain (loss) on investments of Consolidated Funds	102,805	66,871
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	328,740	(200,259)

Net investments gains (losses) of Consolidated Funds	431,545	(133,388)

Other income (expense) of Consolidated Funds	631,445	247,172

Total other income (expense)	$644,150	$243,183

Investments of the Company

        Net interest income attributed to the Company increased by $2.2 million to $0.3 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in net interest and other income was primarily due to a $6.5 million increase as a result of a one-time fee earned from an equity bridge facility related to a Tradable Credit Group investment and was offset by a foreign currency transaction loss of $3.1 million as a result of revaluation of balance sheet accounts denominated in foreign currencies to reflect the change in the rate between the transaction date rate and the period end rate. This was further offset by $3.2 million of dividend income that was recognized during the six months ended June 30, 2013 related to investments in ARCC and ACRE that were held in 2013 that were no longer held in 2014. The reduction in interest expense of $1.1 million was due to lower average borrowings.

        Net investment gains (losses) attributed to the Company increased by $14.5 million to $12.4 million for the six months ended June 30, 2014, from $(2.1) million for the six months ended June 30, 2013. The increase in net investment gains was the result of an increase in unrealized appreciation on investments of $16.7 million, which was offset by a decrease in realized gains of $2.2 million. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The net change in investment gains (losses) was primarily due to $8.1 million of unrealized appreciation from investments in ARCC and ACRE that had unrealized losses as of June 30, 2013 and were no longer held as of June 30, 2014. Additionally, $7.3 million increase was attributable to new investments held in Real Estate Group funds as part of our expansion of the Real Estate Group platform in 2013, of which $0.7 million was due to realizations from various funds and the remaining change due to increases in market appreciation.

  Investments of Consolidated Funds

        Net interest income (expense) of Consolidated Funds decreased by $180.7 million, or 47.5%, to $199.9 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Interest income decreased by $64.8 million, or 10.6%, to $548.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The Tradable Credit Group experienced a decrease of $80.0 million in interest income as a result of shrinking yields from its investments as evidenced by a decline in average yield to a 3-year life of the CSLLI from 5.63% as of June 30, 2013 to 4.95% as of June 30, 2014. Interest expense increased by $115.8 million, or 49.7%, to $348.8 million for the six months ended June 30, 2014. This increase was primarily driven by an increase of $111.9 million in our Tradable Credit Group attributable (i) to the closing of new CLOs subsequent to June 30, 2013, which carry a higher cost of capital versus legacy CLOs that have rolled off, and (ii) the increased distributions paid to the subordinated debt holders that are recorded as interest expenses of the Consolidated Funds

        Net investment gains of Consolidated Funds increased by $564.9 million to $431.5 million for the six months ended June 30, 2014 compared to a $133.4 million net investment loss for the six months ended June 30, 2013. The increase in net investment gains was the result of a $529.0 million increase in the net change in unrealized appreciation coupled with a $35.9 million increase in net realized gains (losses). The increase in the net change in unrealized appreciation was primarily due to the CLOs under the Tradable Credit Group and the Private Equity Group, in the amounts of $213.5 million and $222.1 million, respectively.

        Income Tax Expense/Benefits.    Income tax expense decreased by $32.2 million, or 104.6%, to a $1.4 million benefit for the six months ended June 30, 2014 from $30.8 million expense for the six months ended June 30, 2013. Although income before tax increased significantly for the comparative periods, income tax decreased because not all Company and Consolidated Fund entities are subject to taxes. Specifically, the Company's investment income is generally not subject to income tax.

        The change in income tax expense is primarily due to a decrease of $24.2 million for ACOF III, for the change in unrealized gains attributed to an ACOF III portfolio company. Additionally, the Company also had a decrease in the income tax expense of $10.3 million, from the six months ended June 30, 2013 to a $0.6 million income tax benefit for the six months ended June 30, 2014. The tax benefits was due to the net loss before taxes, which was mostly attributable to the acceleration of equity compensation in the second quarter of 2014.

        Non-Controlling Interests.    Net Income attributable to non-controlling interests in Consolidated Funds was $358.3 million for the six months ended June 30, 2014 compared to a net loss of $53.3 million for six months ended June 30, 2013. The increase in net income attributable to non-controlling interests of $411.5 million was due to an increase in net change in unrealized appreciation from the CLOs in the Tradable Credit Group and from funds in the Private Equity Group, coupled with a decrease in expenses, as a result of deconsolidation and liquidation of several funds in 2014.

        Net income (loss) attributable to non-controlling interests in Ares Operating Group entities for prior periods represents the results attributable to our Predecessor. For the six months ended June 30, 2014, it represents 100% of net income through April 30, 2014 and proportional daily average ownership in Ares Operating Group entities from May 1, 2014 (the date of the Reorganization) to June 30, 2014.

Segment Analysis

        Under GAAP, we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are the general partner and are presumed to have control, and (b) entities that we concluded are VIEs, including limited partnerships in which we have a nominal economic interest and the CLOs, for which we are deemed to be the primary beneficiary. See Note 2, "Summary of Significant Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

        For segment reporting purposes, revenues and expenses are presented on a basis that deconsolidates our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are greater than those presented on a condensed consolidated basis in accordance with GAAP because certain revenues recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation. Furthermore, expenses are lower than related amounts presented on a condensed consolidated basis in accordance with GAAP due to the exclusion of expenses of Consolidated Funds.

ENI and Other Measures

        The following table sets forth FRE, PRE, ENI and distributable earnings on a segment basis and Stand Alone basis for the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013. FRE, PRE, ENI and distributable earnings are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. Please see "—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures."

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fee related earnings (loss):
Tradable Credit Group	$21,755	$19,372	$40,964	$39,300
Direct Lending Group	30,083	24,457	62,251	47,286
Private Equity Group	12,080	13,220	25,157	28,046
Real Estate Group	5,391	(2,302)	7,696	(4,657)

Segment fee related earnings	69,309	54,747	136,068	109,975

Operations Management Group	(34,269)	(24,194)	(70,069)	(44,374)

Stand Alone fee related earnings	$35,040	$30,553	$65,999	$65,601

Performance related earnings (loss):
Tradable Credit Group	$7,679	$(51)	$24,554	$44,176
Direct Lending Group	619	(2,270)	2,193	1,823
Private Equity Group	24,410	(2,784)	49,903	6,918
Real Estate Group	7,303	(7,300)	9,805	(6,500)

Segment performance related earnings (loss)	40,011	(12,405)	86,455	46,417

Operations Management Group	—	—	—	—

Stand Alone performance related earnings (loss)	$40,011	$(12,405)	$86,455	$46,417

Economic net income (loss):
Tradable Credit Group	$29,434	$19,321	$65,518	$83,476
Direct Lending Group	30,702	22,187	64,444	49,109
Private Equity Group	36,490	10,436	75,060	34,964
Real Estate Group	12,694	(9,602)	17,501	(11,157)

Segment economic net income	109,320	42,342	222,523	156,392

Operations Management Group	(34,269)	(24,194)	(70,069)	(44,374)

Stand Alone economic net income	$75,051	$18,148	$152,454	$112,018

Distributable earnings (loss):
Tradable Credit Group	$38,852	$43,014	$79,556	$90,949
Direct Lending Group	28,205	25,780	59,212	48,006
Private Equity Group	14,994	25,542	33,637	42,106
Real Estate Group	2,343	(1,956)	3,841	(5,419)

Segment distributable earnings	84,394	92,380	176,246	175,642

Operations Management Group	(35,841)	(24,618)	(73,354)	(45,089)

Stand Alone distributable earnings	$48,553	$67,762	$102,892	$130,553

Results of Operations by Segment

Tradable Credit Group

        The following table sets forth certain statement of operations and other data of our Tradable Credit Group segment on a standalone basis for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Tradable Credit Group
Management fees—recurring	$36,072	$30,254	$69,765	$61,424
Management fees—one-time deferrals	—	1,139	—	1,139

Total management fees	36,072	31,393	69,765	62,563
Administrative fees and other income	33	54	50	54
Compensation and benefits	(10,453)	(8,587)	(21,258)	(17,354)
General, administrative and other expenses	(3,897)	(3,488)	(7,593)	(5,963)

Fee related earnings	$21,755	$19,372	$40,964	$39,300

Performance fees—realized	$24,283	$22,647	$34,495	$31,686
Performance fees—unrealized	(11,618)	(24,565)	1,892	29,785
Performance fee compensation—realized	(15,986)	(11,273)	(21,492)	(11,309)
Performance fee compensation—unrealized	3,180	8,062	(3,176)	(26,603)

Net performance fees	(141)	(5,129)	11,719	23,559
Investment income—realized	6,568	13,477	24,586	32,990
Investment income (loss)—unrealized	(2,533)	(7,952)	(15,400)	(11,908)
Interest and other income	4,328	181	4,579	820
Interest expense	(543)	(628)	(930)	(1,285)

Net investment income	7,820	5,078	12,835	20,617
Performance related earnings	$7,679	$(51)	$24,554	$44,176

Economic net income	$29,434	$19,321	$65,518	$83,476

Distributable earnings	$38,852	$43,014	$79,556	$90,949

Tradable Credit Group—Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

        Management Fees.    Total management fees increased by $4.7 million, or 14.9%, to $36.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The effective management fee rate increased by 0.06% from 0.53% for the three months ended June 30, 2013, to 0.59% for the three months ended June 30, 2014. The increase was driven primarily by $2.9 million from new CLOs and $2.3 million from new Tradable Credit Group alternative credit funds launched subsequent to the second quarter of 2013.

        Performance Fees.    Performance fees increased by $14.6 million to $12.7 million for the three months ended June 30, 2014 from $(1.9) million for the three months ended June 30, 2013. For the three months ended June 30, 2014, performance fee reversals were approximately $0.4 million and less than $0.1 million related to Tradable Credit Group long-only credit funds and Tradable Credit Group alternative credit funds, respectively. For the three months ended June 30, 2013, performance fee reversals were approximately $9.2 million and $3.7 million related to Tradable Credit Group long-only credit funds and

Tradable Credit Group alternative credit funds, respectively. Performance fees for this segment by type of fund are as follows:

	Three Months Ended June 30,
	2014	2013
	(Dollars in millions)
Tradable Credit Group long-only credit funds	$3.4	$(8.5)
Tradable Credit Group alternative credit funds	9.3	6.6

Total	$12.7	$(1.9)

        Our Tradable Credit Group experienced a substantial increase in appreciation across its funds for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, generated primarily by the Tradable Credit Group alternative credit funds, including $3.8 million from CSF, $1.7 million from ICOF and $1.4 million from ASSF III. Additionally, the Tradable Credit Group long-only credit funds contributed $3.4 million of the balance, which includes $3.1 million from CLOs.

        The performance fee loss for the three months ended June 30, 2013 was due primarily to the Tradable Credit Group long only credit funds which contributed $8.5 million, including $8.2 million of performance fee reversals from CLOs. Further, the Tradable Credit Group alternative credit funds contributed $3.7 million in performance fee reversals, which included $2.6 million from Ares Enhanced Credit Opportunities Fund I ("ECO I"). The decrease in performance fees for the alternative credit funds was partially offset by appreciation in the special situations funds within the strategy, which contributed $10.1 million in performance fees.

        Compensation and Benefits.    Compensation and benefits increased by $1.9 million, or 21.7%, to $10.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was driven primarily by merit-based increases and an increase in headcount. Compensation and benefits represented 29.0% of total management fees for the three months ended June 30, 2014 compared to 27.4% for the three months ended June 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $0.4 million, or 11.7%, to $3.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase in office lease costs associated with the consolidation of our London offices in the first quarter of 2014.

        Net Investment Income (Loss).    Net investment income increased by $2.7 million, or 54.0%, to $7.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in net interest and other income was primarily due to a $6.5 million increase as a result of a one-time fee earned from an equity bridge facility related to a Tradable Credit Group investment and was offset by a foreign currency transaction loss of $3.3 million. Additionally, net investment income was further offset by a decrease in yield for the long-only credit funds and alternative credit funds in 2014, as evidenced by a decline in the average yield to a three-year life of the CSLLI from 5.63% as of June 30, 2013 to 4.95% as of June 30, 2014. As of June 30, 2014, 34.0% of the balance sheet investments at fair value were attributable to the Tradable Credit Group.

        Economic Net Income.    ENI was $29.4 million for the three months ended June 30, 2014 compared to $19.3 million for the three months ended June 30, 2013, representing an increase of $10.1 million. The increase in ENI was primarily driven by increases in net performance fees of $5.0 million, in net investment income of $2.7 million and in FRE of $2.4 million.

        Fee Related Earnings.    FRE was $21.8 million for the three months ended June 30, 2014 compared to $19.4 million for the three months ended June 30, 2013, representing an increase of $2.4 million. The increase in FRE was primarily due to an increase in total management fees of $4.7 million, partially offset by an increase in compensation and benefits of $1.9 million and general, administrative and other expenses of $0.4 million in 2014.

        Performance Related Earnings.    PRE was $7.7 million for the three months ended June 30, 2014 compared to a loss of $0.1 million for the three months ended June 30, 2013. The increase in PRE of $7.7 million was primarily attributable to the increase in net performance fees of $5.0 million and the increase in net investment income of $2.7 million.

        Distributable Earnings.    DE decreased to $38.9 million for the three months ended June 30, 2014 from $43.0 million for the three months ended June 30, 2013. The decrease was primarily due to a $3.1 million decrease in realized net performance fees.

Tradable Credit Group—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Management Fees.    Total management fees increased by $7.2 million, or 11.5%, to $69.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The effective management fee rate increased from 0.53% for the six months ended June 30, 2013, to 0.56% for the six months ended June 30, 2014. The increase was driven primarily by $10.4 million of incremental fees contributed from new funds, including $4.3 million from alternative credit funds and $4.3 million from new CLOs launched subsequent to the second quarter of 2013, partially offset by a $2.5 million decrease in fees received from AELIS VI.

        Performance Fees.    Performance fees decreased by $25.1 million, or 40.8%, to $36.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to higher market appreciation in 2013 when compared to the same period in 2014. For the six months ended June 30, 2014 and June 30, 2013, performance fee reversals were approximately $1.1 million and $0.3 million, respectively. Performance fees for this segment by type of fund are as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Tradable Credit Group long-only credit funds	$6.9	$27.1
Tradable Credit Group alternative credit funds	29.5	34.4

Total	$36.4	$61.5

        Performance fees for the six months ended June 30, 2014 were generated primarily by the alternative credit funds, including $10.6 million from CSF, $4.0 million from ECO I and $10.0 million in other special situation funds. Additionally, the long-only credit funds contributed $6.9 million of the balance, which includes $5.2 million from the CLOs.

        The performance fees for the six months ended June 30, 2013 were due primarily to the Tradable Credit Group alternative credit funds, which included $14.9 million from CSF and $16.4 million in other special situation funds. Further, our Tradable Credit Group long-only credit funds contributed $27.1 million in performance fees, including $16.8 million from the CLOs.

        Performance fees realized in our Tradable Credit Group increased by $2.8 million, or 8.9%, to $34.5 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

        Compensation and Benefits.    Compensation and benefits increased by $3.9 million, or 22.5%, to $21.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was driven primarily by merit-based increases and an increase in headcount. Compensation and benefits represented 30.5% of total management fees for the six months ended June 30, 2014 compared to 27.7% for the six months ended June 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.6 million, or 27.3%, to $7.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase in office lease costs associated with the consolidation of our London offices in the first quarter of 2014.

        Net Investment Income (Loss).    Net investment income decreased by $7.8 million, or 37.7%, to $12.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily due to a reduction of $10.0 million in gain recognized in the six months ended June 30, 2013, from a special situation fund that began liquidating its investments beginning the first quarter of 2013 and is expected to be fully liquidated by the end of 2014. Net investment income was also due to a decrease in yield for the long-only credit funds and alternative credit funds in 2014, as evidenced by a decline in the average yield to a three-year life of the CSLLI from 5.63% as of June 30, 2013 to 4.95% as of June 30, 2014. This was offset by an increase in net interest and other income for the six months ended June 30, 2014 which was primarily due to a $6.5 million increase as a result of a one-time fee earned from an equity bridge facility related to a Tradable Credit Group investment and was partially offset by a foreign currency transaction loss of $3.3 million. As of June 30, 2014, 34.0% of the balance sheet investments at fair value were attributable to the Tradable Credit Group.

        Economic Net Income.    ENI was $65.5 million for the six months ended June 30, 2014 compared to $83.5 million for the six months ended June 30, 2013, representing a decrease of $18.0 million. The decrease in ENI was primarily driven by decreases in net performance fees of $11.8 million and in net investment income of $7.8 million, partially offset by an increase in FRE of $1.7 million.

        Fee Related Earnings.    FRE was $41.0 million for the six months ended June 30, 2014 compared to $39.3 million for the six months ended June 30, 2013, representing an increase of $1.7 million. The increase in FRE was primarily due to an increase in total management fees of $7.2 million, partially offset by an increase in compensation and benefits and general, administrative and other expenses of $3.9 million and $1.6 million, respectively.

        Performance Related Earnings.    PRE was $24.6 million for the six months ended June 30, 2014 compared to $44.2 million for the six months ended June 30, 2013. The decrease in PRE of $19.6 million was primarily attributable to the decrease in net performance fees of $11.8 million and the decrease in net investment income of $7.8 million.

        Distributable Earnings.    DE decreased to $79.6 million for the six months ended June 30, 2014 from $90.9 million for the six months ended June 30 2013. The decrease was primarily due to a $7.4 million decrease in realized net performance fees.

Tradable Credit Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Tradable Credit Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Tradable Credit Group
Change in AUM:
Beginning of period	$31,361	$26,058	$27,928	$25,872
Commitments(1)	2,707	881	7,064	2,541
Capital reduction(2)	(1,325)	(425)	(1,909)	(1,563)
Distributions/Redemptions(3)	(501)	(712)	(1,096)	(1,370)
Change in fund value(4)	156	24	411	347

End of period	$32,397	$25,827	$32,397	$25,827

Average AUM	$31,879	$25,943	$30,163	$25,850

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

        Total AUM was $32.4 billion as of June 30, 2014, an increase of $1.0 billion, or 3.2%, compared to total AUM of $31.4 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in AUM was primarily due to $2.7 billion of new commitments comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $1.5 billion in commitments to leveraged loan funds, including $637.7 million of new equity commitments and $842.6 million of new debt commitments

  •
  $888.6 million of new equity commitments in high yield funds

        The increase in AUM was also driven by $155.6 million change in fund value, partially offset by a capital reduction of $1,325.1 million due to the net pay down of credit facilities by leveraged loan funds which include amounts related to subordinated notes; distributions of $172.8 million, with $130.0 million attributable to ELIS VI; and redemptions of $327.8 million largely comprised of $146.5 million in leveraged loan funds and $134.4 million in credit opportunities funds.

        Total AUM was $32.4 billion as of June 30, 2014, an increase of $4.5 billion, or 16.1%, compared to total AUM of $27.9 billion as of December 31, 2013. During the six months ended June 30, 2014, the increase in AUM was primarily due to $7.1 billion of new commitments to our funds which was comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $5.7 billion in commitments to leveraged loan funds, including $954.2 million of new equity commitments and $4.8 billion of new debt commitments

  •
  $984.7 million of new equity commitments in high yield funds

        The increase in AUM was also driven by $410.7 million change in fund value, partially offset by a capital reduction of $1.9 billion due to the net pay down of credit facilities by leveraged loan funds which include amounts related to subordinated notes; distributions of $371.9 million, of which $200.1 million and $149.1 million were attributable to special situation funds and ELIS VI, respectively; and redemptions of $724.4 million largely comprised of $219.5 million in leveraged loan funds and $279.4 million in special situation funds.

        Total AUM was $25.8 billion as of June 30, 2013, a decrease of $231.1 million, or 0.9%, compared to total AUM of $26.1 billion as of March 31, 2013. During the three months ended June 30, 2013, the decrease in AUM was due to a capital reduction of $424.5 million in connection with the net pay down of credit facilities by leveraged loan funds which include amounts related to subordinated notes; distributions of $267.0 million, of which $237.0 million was attributable to special situation funds; and redemptions of $444.8 million comprised of $122.4 million in high yield funds and $236.0 million in credit opportunities funds. The decrease was largely offset by $881.3 million of new commitments and $24.0 million of change in fund value. The new commitments were comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $241.1 million in new equity commitments to Tradable Credit Group leveraged loan funds

  •
  $279.4 million of new equity commitments in Tradable Credit Group high yield funds

  Tradable Credit Group alternative credit funds:

  •
  $360.8 million in new equity commitments, primarily in credit opportunities funds

        Total AUM was $25.8 billion as of June 30, 2013, a decrease of $44.8 million, or 0.2%, compared to total AUM of $25.9 billion as of December 31, 2012. During the six months ended June 30, 2013, the decrease in AUM was due to a capital reduction of $1.6 billion due largely to the net pay down of credit facilities by leveraged loan funds which include amounts related to subordinated notes; distributions of $733.3 million, of which $466.5 million and $235.8 million were attributable to alternative credit funds and ELIS VI, respectively; and redemptions of $636.3 million comprised of $171.7 million in leveraged loan funds and $308.4 million in credit opportunities funds. The decrease was largely offset by $346.5 million in fund value change and $2.5 billion of new commitments to our funds which was comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $1.6 billion in commitments to leveraged loan funds, including $660.3 million of new equity commitments and $940.0 billion of new debt commitments

  •
  $558.0 million of new equity commitments in high yield funds

  Tradable Credit Group alternative credit funds:

  •
  $382.9 million in new equity commitments, primarily in credit opportunities funds

Tradable Credit Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Tradable Credit Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Tradable Credit Group
Change in fee earning AUM:
Beginning of period	$23,860	$23,606	$25,982	$23,183
Commitments(1)	850	—	850	1,056
Subscriptions/deployment/increase in leverage(2)	1,481	1,090	2,452	1,425
Redemption/distribution/decrease in leverage(3)	(1,389)	(912)	(4,822)	(1,675)
Change in fund value(4)	169	109	509	51
Change in fee basis(5)	—	—	—	(147)

End of period	$24,970	$23,893	$24,970	$23,893

Average fee earning AUM	$24,415	$23,749	$25,476	$23,538

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

        Total fee earning AUM was $25.0 billion as of June 30, 2014, an increase of $1.1 billion, or 4.7%, compared to total fee earning AUM of $23.9 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in fee earning AUM was primarily due to $1.5 billion of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $496.1 million in subscriptions and/or deployment; and

  •
  $814.5 million of subscriptions and/or deployment in high yield funds.

  Tradable Credit Group alternative credit funds:

  •
  $170.0 million of subscriptions and/or deployment, primarily related to special situations funds

        In addition, fee earning AUM increased due to commitments of $850.0 million in our leveraged loan funds and $169.3 million in change in fund value, partially offset by $1.4 billion of redemptions, distributions and decrease in leverage, of which $1.2 billion was attributable to leveraged loan funds, with $184.7 million in ELIS VI.

        Total fee earning AUM was $25.0 billion as of June 30, 2014, a decrease of $1.0 billion, or 3.9%, compared to total fee earning AUM of $26.0 billion as of December 31, 2013. During the six months ended June 30, 2014, the decrease in fee earning AUM was due to $4.8 billion of redemptions, distributions and decrease in leverage, of which $4.2 billion was attributable to a decrease in leverage in our leveraged loan funds, partially offset by new debt commitments of $850.0 million in our leveraged loan funds, $509.1 million change in fund value and $2.5 billion of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $707.9 million in subscriptions and/or deployment to leveraged loan funds and

  •
  $943.7 million of subscriptions and/or deployment in high yield funds

  Tradable Credit Group alternative credit funds:

  •
  $799.9 million of subscriptions and/or deployment

        Total fee earning AUM was $23.9 billion as of June 30, 2013, an increase of $286.7 million, or 1.2%, compared to total fee earning AUM of $23.6 billion as of March 31, 2013. During the three months ended June 30, 2013, the increase in fee earning AUM was due to $108.7 million in change in fund value and $1.1 billion of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $403.4 million in subscriptions and/or deployment to leveraged loan funds

  •
  $488.2 million of subscriptions and/or deployment in high yield funds

  Tradable Credit Group alternative credit funds:

  •
  $198.2 million of subscriptions and/or deployment primarily in credit opportunities funds

        The increase in fee earning AUM was partially offset by a reduction in leverage of $453.1 million (for funds that earn fees on a gross asset basis), which includes amounts related to subordinated notes, distributions of $316.2 million and redemptions of $142.5 million.

        Total fee earning AUM was $23.9 billion as of June 30, 2013, an increase of $709.9 million, or 3.1%, compared to total fee earning AUM of $23.2 billion as of December 31, 2012. During the six months ended June 30, 2013, the increase in fee earning AUM was primarily due to $1.1 billion of new debt commitments to our leveraged loan funds, $50.9 million change in fund value and $1.4 billion of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $630.0 million in subscriptions and/or deployment to leveraged loan funds and

  •
  $545.6 million of subscriptions and/or deployment in high yield funds

  Tradable Credit Group alternative credit funds:

  •
  $249.9 million of subscriptions and/or deployment

        This increase was partially offset by a decrease in leverage of $1.2 billion, distributions of $360.3 million (for funds that earn fees on a gross asset basis) and redemptions of $281.7 million. In addition, the change in fee basis offset the increase by $147.1 million.

        The table below breaks out fee earning AUM by its respective components for each period:

	As of June 30,
	2014	2013
	(Dollars in millions)
Tradable Credit Group
Components of fee earning AUM
Fee earning AUM based on invested capital(1)	$1,522	$2,383
Fee earning AUM based on market value/other(2)	11,646	8,222
Fee earning AUM based on collateral balances, at par(3)	11,803	13,288

Total fee earning AUM	$24,970	$23,893

(1)
Reflects limited partner invested capital.

(2)
Market value/other includes management fee basis calculations based on portfolio values

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

        The reconciliation of AUM to fee earning AUM for the Tradable Credit Group is presented below for each period.

	As of June 30,
	2014	2013
	(Dollars in millions)
Tradable Credit Group
AUM	$32,397	$25,827
Non-fee paying debt	(4,910)	(1,465)
General partner and affiliates	(163)	(160)
Undeployed	(1,579)	(513)
Market value/other	(293)	203
Fees not activated	(482)	—

Fee earning AUM	$24,970	$23,893

        Total AUM was $32.4 billion as of June 30, 2014 compared to fee earning AUM of $25.0 billion, reflecting a difference of $7.4 billion. The difference was primarily due to non-fee paying debt in the amount of $4.9 billion from the utilization of leveraged strategies for which management fees are earned on drawn equity or invested equity. In addition, $1.6 billion of the total difference was due to undrawn capital commitments for which management fees are earned on invested capital or market value of assets.

        Total AUM was $25.8 billion as of June 30, 2013 compared to fee earning AUM of $23.9 billion, reflecting a difference of $1.9 billion. The difference was primarily due to non-fee paying debt in the amount of $1.5 billion from the utilization of leveraged strategies for which management fees are earned on drawn equity or invested equity. In addition, $513.0 million of the total difference was due to undrawn capital commitments for which management fees are earned on invested capital or market value of assets.

Tradable Credit Group—Fund Performance Metrics as of June 30, 2014

        The Tradable Credit Group manages approximately 71 funds across strategies in long-only and alternative credit. One fund, CSF, contributed 10% or more of the Tradable Credit Group's total management fees for the six months ended June 30, 2014, whereas 35 funds contributed over 1% of the group's total management fees for the six months ended June 30, 2014. The Tradable Credit Group manages three of our significant funds: ECO I, an alternative credit hedge fund designed as an enhancement to existing fixed income strategies or as an alternative to global equity strategies, CSF, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit funds, and ASIP II, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit. In addition, the following table includes performance information for the fund with the greatest amount of management fees for the six months ended June 30, 2014 for each of the leveraged loan, high yield, special situations and dynamic credit sub-strategies within the Tradable Credit Group, which are not otherwise represented by the significant funds.

		As of June 30, 2014
			Net Returns (%)(2)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ECO I(3)(4)	2006	$2,638	2.3	18.6	10.0	Alternative: Credit Opportunities
HY II(3)	2007	$401	9.0	13.9	8.8	Long-only: High yield
CSF(5)	2008	$1,626	14.1	13.4	8.6	Alternative: Credit Opportunities
BVK(3)	2009	$411	6.3	6.5	5.4	Alternative: Special Situations
ASIP II(3)	2009	$754	11.0	n/a	7.6	Alternative: Credit Opportunities
SLT(3)(6)	2011	$625	4.9	n/a	4.9	Long-only: Loans
ARDC(7)	2012	$487	n/a	n/a	n/a	Alternative: Dynamic Credit

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Returns are net of management fees and performance fees as applicable. ECO I and CSF net numbers are also after giving effect to other expenses.

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

(5)
The net return is an annualized net internal rate of return of cash flows on investments and the investments ending valuations for the period. The past five and three year net returns are calculated using beginning investment valuations for such period. CSF is a fund of funds and AUM represented may include AUM that has been committed to other Ares funds.

(6)
Year of inception represents the year that Ares assumed management of the fund.

(7)
The net return is not shown due to the fund's recent vintage. Additional information related to ARDC can be found on its website www.arespublicfunds.com. The information contained in ARDC's website is not part of this Quarterly Report on Form 10-Q.

Direct Lending Group

        The following table sets forth certain statement of operations data and certain other data of our Direct Lending Group segment on a standalone basis for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Direct Lending Group
Management fees (includes ARCC Part I Fees of $25,666, $53,984 and $25,661, $49,497 for the three and six months ended June 30, 2014 and 2013, respectively)	$64,805	$56,251	$131,009	$107,701
Management fees—one-time deferrals	—	—	—	—

Total management fees	64,805	56,251	131,009	107,701
Administrative fees and other income	276	82	366	165
Compensation and benefits	(32,753)	(29,617)	(64,965)	(56,519)
General, administrative and other expenses	(2,245)	(2,259)	(4,159)	(4,061)

Fee related earnings	$30,083	$24,457	$62,251	$47,286

Performance fees—realized	$—	$—	$39	$—
Performance fees—unrealized	3,600	(1,100)	5,893	399
Performance fee compensation—realized	—	—	(28)	—
Performance fee compensation—unrealized	(2,075)	563	(3,525)	(260)

Net performance fees	1,525	(537)	2,379	139
Investment income (loss)—realized	(934)	2,304	(1,532)	1,479
Investment income (loss)—unrealized	216	(4,727)	1,739	(883)
Interest and other income	144	1,317	243	2,353
Interest expense	(332)	(627)	(636)	(1,265)

Net investment income (loss)	(906)	(1,733)	(186)	1,684
Performance related earnings	$619	$(2,270)	$2,193	$1,823

Economic net income	$30,702	$22,187	$64,444	$49,109

Distributable earnings	$28,205	$25,780	$59,212	$48,006

Direct Lending Group—Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

        Management Fees.    Total management fees increased by $8.6 million, or 15.2%, to $64.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The change in management fees was principally driven by additional capital raises of ARCC, resulting in incremental management fees of $5.9 million. In addition, our Direct Lending Group's European platform generated an additional $3.6 million in management fees, primarily due to ACE II.

        Management fees also include quarterly fees on the net investment income from ARCC Part I Fees. Total ARCC fees for the three months ended June 30, 2014 and June 30, 2013 were $56.4 million and $50.5 million, respectively, of which $25.7 million, for both the three months ended June 30, 2014 and June 30, 2013, related to ARCC Part I Fees.

        The effective management fee rate decreased by 0.15% from 1.41% for the three months ended June 30, 2013, to 1.26% for the three months ended June 30, 2014. ARCC Part I Fees contributed to change in the effective management fee rate as the three months ended June 30, 2014 and June 30, 2013 was 0.50% and 0.64%, respectively.

        Performance Fees.    Performance fees increased by $4.7 million to $3.6 million for the three months ended June 30, 2014 from $(1.1) million for the three months ended June 30, 2013. For the three months ended June 30, 2013, performance fee reversals were approximately $1.1 million, of which $0.2 million was attributable to ARCC Part II and the remaining $0.9 million was attributable to managed accounts. No performance fees were reversed for the three months ended June 30, 2014. The increase in performance fees was principally attributable to an increase in ARCC Part II from additional net realized capital gains and ACE II, as the fund first exceeded its hurdle in the third quarter of 2013. Further, the $(1.1) million unrealized loss reported as of the three months ended June 30, 2013 primarily represent reversals of performance fees in managed accounts due to decreases in appreciation.

        Compensation and Benefits.    Compensation and benefits increased by $3.1 million, or 10.6%, to $32.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily driven by merit-based increases and the addition of professionals from the Keltic acquisition. Compensation and benefits represented 50.5% of total management fees for the three months ended June 30, 2014 compared to 52.7% for the three months ended June 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by less than $0.1 million to $2.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

        Net Investment Income (Loss).    Net investment loss decreased by $0.8 million, or 47.7%, to $(0.9) million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The net investment income was lower for the three months ended June 30, 2013 primarily due to the net unrealized loss generated by our investment in ARCC of $2.6 million as the ARCC common stock was distributed to our owners in the fourth quarter of 2013. Additionally, favorable market appreciation of our investment in ACE was offset by a larger allocated loss from derivative instruments held to hedge against the interest rates of our Credit Facility. As of June 30, 2014, 12.0% of the balance sheet investments at fair value were attributable to the Direct Lending Group.

        Economic Net Income.    ENI was $30.7 million for the three months ended June 30, 2014 compared to $22.2 million for the three months ended June 30, 2013, representing an increase of $8.5 million. The increase in ENI for the three months ended June 30, 2014 was due to an increase in FRE of $5.6 million and PRE of $2.9 million.

        Fee Related Earnings.    FRE was $30.1 million for the three months ended June 30, 2014 compared to $24.5 million for the three months ended June 30, 2013. The increase was due to an increase in management fees and administrative fees and other income of $8.6 million and $0.2 million, respectively, partially offset by an increase in compensation and benefits expense of $3.1 million.

        Performance Related Earnings.    PRE was $0.6 million for the three months ended June 30, 2014 compared to $(2.3) million for the three months ended June 30, 2013. The increase in PRE of $2.9 million was primarily attributable to the increase in net performance fees of $2.1 million and the increase in net investment income of $0.8 million.

        Distributable Earnings.    DE increased by $2.4 million, or 9.4%, to $28.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily due to an increase in FRE.

Direct Lending Group—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Management Fees.    Total management fees increased by $23.3 million, or 21.6%, to $131.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The change in management fees was principally driven by additional capital raises of ARCC, resulting in incremental management fees of $17.3 million. In addition, our Direct Lending Group's European platform generated an additional $7.6 million in management fees, primarily due to ACE II.

        Management fees also include quarterly fees on the net investment income from ARCC Part I Fees. Total ARCC fees for the six months ended June 30, 2014 and June 30, 2013 were $114.8 million and $97.5 million, respectively, of which $54.0 million and $49.5 million related to ARCC Part I Fees.

        The effective management fee rate decreased by 0.07% from 1.36% for the six months ended June 30, 2013, to 1.29% for the six months ended June 30, 2014. ARCC Part I fees contributed to change in the effective management fee rate as the six months ended June 30, 2014 and June 30, 2013 was 0.53% and 0.63%, respectively.

        Performance Fees.    Performance fees increased by $5.5 million to $5.9 million for the six months ended June 30, 2014 from $0.4 million for the six months ended June 30, 2013. No performance fees were reversed for the six months ended June 30, 2014 and only $0.1 million of performance fees were reversed for the six months ended June 30, 2013. The increase in performance fees was principally attributable to an increase in ARCC Part II Fees from additional net realized capital gains and to ACE II, which had realizations on the fund's underlying investments during the first quarter of 2014 and first exceeded its hurdle in the third quarter of 2013.

        Compensation and Benefits.    Compensation and benefits increased by $8.4 million, or 14.9%, to $65.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily driven by merit-based increases, and the addition of professionals from the Keltic acquisition in the second quarter of 2014 and the ACE Externalization, which occurred end of the first quarter of 2013. Compensation and benefits represented 49.6% of total management fees for the six months ended June 30, 2014 compared to 52.5% for the six months ended June 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses remained relatively flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

        Net Investment Income (Loss).    Net investment income decreased by $1.9 million, or 111.0%, to $(0.2) million for the six months ended June 30, 2014 compared to $1.7 million for the six months ended June 30, 2013. The decrease in net investment income was primarily due to the decrease in dividend income earned from our investment in ARCC common stock of $2.2 million as the ARCC common stock was distributed to our owners in the fourth quarter of 2013. Additionally, favorable market appreciation of our investments in the European funds were offset by a larger allocated loss from derivative instruments held to hedge against the interest rates of our Credit Facility. As of June 30, 2014, 12.0% of the balance sheet investments at fair value were attributable to the Direct Lending Group.

        Economic Net Income.    ENI was $64.4 million for the six months ended June 30, 2014 compared to $49.1 million for the six months ended June 30, 2013, representing an increase of $15.3 million. The increase in ENI for the six months ended June 30, 2014 was due to an increase in FRE of $15.0 million and PRE of $0.4 million.

        Fee Related Earnings.    FRE was $62.3 million for the six months ended June 30, 2014 compared to $47.3 million for the six months ended June 30, 2013. The increase was due to an increase in management fees of $23.3 million partially offset by an increase in compensation and benefits expense of $8.4 million.

        Performance Related Earnings.    PRE was $2.2 million for the six months ended June 30, 2014 compared to $1.8 million for the six months ended June 30, 2013. The increase in PRE of $0.4 million was primarily attributable to an increase in net performance fees of $2.2 million, partially offset by a decrease in net investment income of $1.9 million.

        Distributable Earnings.    DE increased by $11.2 million, or 23.3%, to $59.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to an increase in FRE of $15.0 million.

Direct Lending Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Direct Lending Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Direct Lending Group
Change in AUM:
Beginning of period	$27,563	$22,706	$27,493	$22,480
Acquisitions	37	—	37	—
Commitments(1)	958	752	1,086	1,323
Capital reduction(2)	(283)	(176)	(366)	(391)
Distributions(3)	(305)	(213)	(457)	(387)
Change in fund value(4)	201	246	379	290

End of period	$28,172	$23,315	$28,172	$23,315

Average AUM	$27,868	$23,010	$27,832	$22,898

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

        Total AUM was $28.2 billion as of June 30, 2014, an increase of $608.2 million, or 2.2%, compared to total AUM of $27.6 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in AUM was primarily due to $958.1 million of new commitments to our funds and a change in fund value of $200.8 million across the portfolio, including $142.0 million attributable to ARCC. The increase in AUM was partially offset by distributions of $304.5 million and a decrease in leverage of $283.2 million, which includes amounts related to subordinated notes. ARCC accounted for $113.3 million of the total distributions, and ACE I accounted for $167.0 million and $175.0 million of the total net reduction in leverage and the total distributions, respectively.

        Total AUM was $28.2 billion as of June 30, 2014, an increase of $678.5 million, or 2.5%, compared to total AUM of $27.5 billion as of December 31, 2013. During the six months ended June 30, 2014, the increase in AUM was primarily due to $1.1 billion of new commitments, which was mainly comprised of $671.6 million in new equity commitments to managed accounts. This increase was partially offset by decrease in leverage of $365.9 million and distributions of $457.3 million, of which $241.5 million was attributable to ARCC. In addition, change in fund value totaled $378.7 million across the portfolio.

        Total AUM was $23.3 billion as of June 30, 2013, an increase of $609.0 million, or 2.7%, compared to total AUM of $22.7 billion as of March 31, 2013. During the three months ended June 30, 2013, the increase in AUM was primarily due to $752.1 million of new commitments to our funds, including $367.8 million in new commitments for ARCC. The increase in AUM was partially offset by distributions of $212.7 million and a decrease in leverage of $176.4 million, which includes amounts related to subordinated notes. In addition, change in fund value totaled $246.1 million across the portfolio for the three months ended June 30, 2013, of which $133.5 million was attributable to ARCC.

        Total AUM was $23.3 billion as of June 30, 2013, an increase of $834.6 million, or 3.7%, compared to total AUM of $22.5 billion as of December 31, 2012. During the six months ended June 30, 2013, the increase in AUM was primarily due to $1.3 billion of new commitments, which was mainly comprised of $868.4 million in new equity commitments to our Direct Lending Group's European funds. This increase was partially offset by decrease in leverage of $390.5 million and distributions of $387.4 million, of which $196.3 million was attributable to ARCC. In addition, change in fund value totaled $289.5 million across the portfolio.

Direct Lending Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Direct Lending Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Direct Lending Group
Change in AUM:
Beginning of period	$20,133	$15,318	$19,581	$15,450
Commitments(1)	6	338	11	442
Subscriptions/deployment/increase in leverage(2)	1,433	1,384	1,920	1,416
Redemption/distribution/decrease in leverage(3)	(412)	(385)	(806)	(1,076)
Change in fund value(4)	(41)	(242)	413	181
Change in fee basis(5)	—	130	—	130

End of period	$21,119	$16,544	$21,119	$16,544

Average fee earning AUM	$20,626	$15,931	$20,350	$15,997

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

        Total fee earning AUM was $21.1 billion as of June 30, 2014, an increase of $986.2 million, or 4.9%, compared to total fee earning AUM of $20.1 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in fee earning AUM was primarily due to $1.4 billion of subscriptions and capital deployment in our funds, of which $618.3 million was attributable to our Direct Lending Group's European funds. In addition, new commitments totaled $5.6 million. The increase in fee earning AUM was partially offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $411.6 million. Total distributions for the three months were $148.8 million, of which $113.3 million was attributable to ARCC. Total increase in leverage for the three months was $665.2 million, which includes amounts related to subordinated notes. The change in fund value totaled $40.8 million across our portfolio during the three months ended June 30 2014.

        Total fee earning AUM was $21.1 billion as of June 30, 2014, an increase of $1.5 billion, or 7.7%, compared to total fee earning AUM of $19.6 billion as of December 31, 2013. During the six months ended June 30, 2014, the increase in fee earning AUM was primarily due to $1.9 billion of subscriptions and capital deployment in our funds, of which $856.1 million was attributable to our Direct Lending Group's European funds. In addition, new commitments totaled $10.8 million and change in fund value totaled $413.5 million across our portfolio. The increase in fee earning AUM was partially offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $806.1 million. Total distributions for the six months were $344.7 million, of which $241.5 million was attributable to ARCC. Total increase in leverage for the six months was $676.0 million, which includes amounts related to subordinated notes.

        Total fee earning AUM was $16.5 billion as of June 30, 2013, an increase of $1.2 billion, or 7.8%, compared to total fee earning AUM of $15.3 billion as of March 31, 2013. During the three months ended June 30, 2013, the increase in fee earning AUM was primarily due to $1.4 billion of subscriptions and capital deployment in our funds. In addition, new commitments of $337.8 million in ARCC and change in fee basis of $130.1 million contributed to the increase in fee earning AUM. The increase in fee earning AUM was partially offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $385.1 million. Total distributions for the three months were $194.3 million, of which $101.9 million was attributable to ARCC. Total increase in leverage for the three months was $1.1 billion, which includes amounts related to subordinated notes. Change in fund value totaled $241.5 million across our portfolio during the three months ended June 30 2013.

        Total fee earning AUM was $16.5 billion as of June 30, 2013, an increase of $1.1 billion, or 7.1%, compared to total fee earning AUM of $15.4 billion as of December 31, 2012. During the six months ended June 30, 2013, the increase in fee earning AUM was primarily due to $1.4 billion of subscriptions and capital deployment in our funds. In addition, new commitments of $442.2 million, change in fee basis of $130.1 million, and change in fund value of $181.1 million also contributed to the increase in fee earning AUM. The increase in fee earning AUM was largely offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $1.1 billion. Total distributions for the six months were $460.1 million and increase in leverage was $653.6 million, which includes amounts related to subordinated notes.

        Fee earning AUM for the Direct Lending Group is presented below for each period. The table below breaks out fee earning AUM by its respective components for each period.

	As of June 30,
	2014	2013
	(Dollars in millions)
Direct Lending Group
Components of fee earning AUM
Fee earning AUM based on capital commitments(1)	$—	$295
Fee earning AUM based on invested capital(2)	2,309	1,099
Fee earning AUM based on market value/other(3)	9,114	7,074
Fee earning AUM based on collateral balances, at par(4)	9,695	8,076

Total fee earning AUM	$21,119	$16,544

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

        The reconciliation of fee earning AUM for the Direct Lending Group is presented below for each period.

	As of June 30,
	2014	2013
	(Dollars in millions)
Direct Lending Group
AUM	$28,172	$23,315
Non-fee paying debt	(421)	—
AIH co-invest/cross holdings	(273)	(256)
Undeployed	(6,784)	(6,407)
Market value/other	425	(109)
Fees not activated	—	—

Fee earning AUM	$21,119	$16,544

        Total AUM was $28.2 billion as of June 30, 2014 compared to fee earning AUM of $21.1 billion reflecting a difference of $7.1 billion. The difference was primarily due to $6.8 billion of undrawn capital commitments (including $1.8 billion of undrawn commitments for ARCC) for which management fees are earned on invested capital or portfolio value excluding cash.

        Total AUM was $23.3 billion as of June 30, 2013 compared to fee earning AUM of $16.5 billion reflecting a difference of $6.8 billion. The difference was primarily due to $6.4 billion of undrawn capital commitments (including $1.3 billion of undrawn commitments for ARCC) for which management fees are earned on invested capital or portfolio value excluding cash.

Direct Lending Group—Fund Performance Metrics as of June 30, 2014

        The Direct Lending Group manages over 35 funds in the United States and Europe. While the group manages a range of funds, ARCC and ACE II, each considered a significant fund, combine for over 90% of the group's total management fees for the six months ended June 30, 2014. ARCC is a publicly traded business development company that principally originates and invests in first lien senior secured loans, second lien senior secured loans and mezzanine debt in the United States. ARCC has increased its AUM from approximately $300 million in 2004 to $9.9 billion in 2014 and is the largest of our funds both by AUM and management fee revenue. ACE II is a 2013 comingled fund focused on direct lending to European middle market companies.

		As of June 30, 2014
			Annualized Returns (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ARCC(2)	2004	$9,935	13.9	28.9	13.5	U.S. direct lending
ACE II(3)	2013	$1,558	n/a	n/a	n/a	European direct lending

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

(2)
The annualized return is the return to ARCC's stockholders based on ARCC's public stock price and is calculated assuming dividends are reinvested at the end of day stock price on the relevant quarterly ex-dividend dates. The return is calculated assuming stockholders did not participate in the rights issuance as of March 20, 2008. Additional information related to ARCC can be found on its website www.arescapitalcorp.com. The information contained in ARCC's website is not part of this Quarterly Report on Form 10-Q.

(3)
The annualized return is not shown due to the fund's recent vintage.

        For the group's significant funds and other funds that in each case are structured as closed-end private comingled funds, the following table presents certain additional performance data.

	As of June 30, 2014 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
ACE II	$1,226	$544	$12	$572	$584	1.1x	1.1x

(1)
Realized proceeds represent the sum of all cash distributions to limited partners.

(2)
Unrealized value represents the fund's net asset value as of June 30, 2014.

(3)
The Gross MoIC as of June 30, 2014 is before giving effect to management fees, the general partner's carried interest and other expenses.

(4)
The Net MoIC as of June 30, 2014 is after giving effect to management fees, the general partner's carried interest and other expenses.

Private Equity Group

        The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment on a standalone basis for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Private Equity Group
Management fees—recurring	$22,610	$23,087	$45,806	$46,630
Management fees—one-time deferrals	—	—	—	—

Total management fees	22,610	23,087	45,806	46,630
Administrative fees and other income	94	156	170	273
Compensation and benefits	(7,886)	(7,007)	(16,081)	(13,603)
General, administrative and other expenses	(2,738)	(3,016)	(4,738)	(5,254)

Fee related earnings	$12,080	$13,220	$25,157	$28,046

Performance fees—realized	$4,615	$39,752	$17,700	$48,765
Performance fees—unrealized	42,002	(48,063)	63,344	(22,551)
Performance fee compensation—realized	(3,690)	(31,813)	(14,162)	(39,021)
Performance fee compensation—unrealized	(32,824)	38,506	(49,736)	18,236

Net performance fees	10,103	(1,618)	17,146	5,429
Investment income—realized	2,647	3,576	3,779	4,502
Investment income (loss)—unrealized	11,861	(6,265)	27,017	(3,834)
Interest and other income	584	2,423	3,368	2,640
Interest expense	(785)	(900)	(1,407)	(1,819)

Net investment income (loss)	14,307	(1,166)	32,757	1,489
Performance related earnings	$24,410	$(2,784)	$49,903	$6,918

Economic net income	$36,490	$10,436	$75,060	$34,964

Distributable earnings	$14,994	$25,542	$33,637	$42,106

Private Equity Group—Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

        Management Fees.    Total management fees remained relatively consistent for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as the effective management fee remained constant at 1.23% as of June 30, 2014 and June 30, 2013.

        Performance Fees.    Performance fees increased by $54.9 million to $46.6 million for the three months ended June 30, 2014 from $(8.3) million for the three months ended June 30, 2013. This increase was primarily driven by our legacy funds, ACOF II and ACOF III, and is attributable to increases in appreciation of the remaining value of the assets in the funds. Additionally, the increase for the three months ended June 30, 2014 was partially offset by the performance fee reversal of $1.8 million related to ACOF I and the decrease for the three months ended June 30, 2013 includes the performance fee reversal of approximately $11.1 million primarily related to ACOF III.

        Compensation and Benefits.    Compensation and benefits increased by $0.9 million, or 12.5%, to $7.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily driven by incremental compensation expenses from merit-based increases and an increase in headcount. Compensation and benefits represented 34.9% of total management fees for the three months ended June 30, 2014 compared to 30.4% for the three months ended June 30, 2013.

        Net Investment Income (Loss).    Net investment income increased by $15.5 million to $14.3 million for the three months ended June 30, 2014 from $(1.2) million for the three months ended June 30, 2013. The increase in net investment income was primarily driven by an increase in the unrealized appreciation for ACOF Asia of $8.1 million due to valuation increases on the funds' equity investments held. Additionally, ACOF III contributed $7.3 million of the increase, due to appreciation on the fund's remaining investments held and realization recognized on distributions received. As of June 30, 2014, 46.0% of the Company's balance sheet investments at fair value were attributable to the Private Equity Group.

        Economic Net Income.    ENI was $36.5 million for the three months ended June 30, 2014 compared to $10.4 million for the three months ended June 30, 2013, representing an increase of $26.1 million. The increase in ENI for the three months ended June 30, 2014 was due to an increase in net investment income and net performance fees of $15.5 million and $11.7 million, respectively, partially offset by a decrease in FRE of $1.1 million in 2014.

        Fee Related Earnings.    FRE was $12.1 million for the three months ended June 30, 2014 compared to $13.2 million for the three months ended June 30, 2013, representing a decrease of $1.1 million. The decrease was due to a decrease in management fees of $0.5 million and an increase in compensation and benefits expenses of $0.9 million.

        Performance Related Earnings.    PRE was $24.4 million for the three months ended June 30, 2014 compared to $(2.8) million for the three months ended June 30, 2013. The increase in PRE of $27.2 million was primarily attributable to the increase in net performance fees of $11.7 million and the increase in net investment income of $15.5 million.

        Distributable Earnings.    DE decreased by $10.5 million, or 41.3%, to $15.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily due to a decrease in realized investment income of $2.7 million and a decrease in net realized performance fees of $7.0 million.

Private Equity Group—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Management Fees.    Total management fees slightly decreased by $0.8 million, or 1.8%, to $45.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 following capital distributed from ACOF II.

        Performance Fees.    Performance fees increased by $54.8 million to $81.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily driven by ACOF III of $45.4 million, due to an increase in appreciation on the remaining value of the assets in the fund during the six months ended June 30, 2014. ACOF Asia also contributed $4.9 million of unrealized performance fees by exceeding its hurdle rate for the first time in the fourth quarter of 2013. Additionally, no performance fees were reversed for the six months ended June 30, 2014 while for the six months ended June 30, 2013, performance fees of approximately $0.9 million, primarily related to ACOF I, were reversed.

        Compensation and Benefits.    Compensation and benefits increased by $2.5 million, or 18.2%, to $16.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily driven by incremental compensation expenses from merit-based increases and an increase in headcount. Compensation and benefits represented 35.1% of total management fees for the six months ended June 30, 2014 compared to 29.2% for the six months ended June 30, 2013.

        Net Investment Income (Loss).    Net investment income increased by $31.3 million to $32.8 million for the six months ended June 30, 2014 from $1.5 million for the six months ended June 30, 2013 The increase in net investment income was primarily driven by an increase in the unrealized appreciation recognized for ACOF Asia of $23.1 million due to significant valuation increases on the fund's equity investments held.

Additionally, ACOF III contributed $7.3 million of the increase, due to appreciation on the fund's remaining investments held and realization recognized on distributions received. As of June 30, 2014, 46.0% of the Company's balance sheet investments at fair value were attributable to the Private Equity Group.

        Economic Net Income.    ENI was $75.1 million for the six months ended June 30, 2014 compared to $35.0 million for the six months ended June 30, 2013, representing an increase of $40.1 million. The increase in ENI for the six months ended June 30, 2014 was due to an increase in net investment income and net performance fees of $31.3 million and $11.7 million, respectively, partially offset by a decrease in FRE of $2.9 million in 2014.

        Fee Related Earnings.    FRE was $25.2 million for the six months ended June 30, 2014 compared to $28.0 million for the six months ended June 30, 2013, representing a decrease of $2.9 million. The decrease was primarily due to a decrease in management fees of $0.8 million and an increase in compensation and benefits expenses of $2.5 million.

        Performance Related Earnings.    PRE was $49.9 million for the six months ended June 30, 2014 compared to $6.9 million for the six months ended June 30, 2013. The increase in PRE of $43.0 million was primarily attributable to the increase in net performance fees of $11.7 million and the increase in net investment income of $31.3 million.

        Distributable Earnings.    DE decreased by $8.5 million, or 20.1%, to $33.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily due to a decrease in net realized performance fees of $6.2 million.

Private Equity Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Private Equity Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Private Equity Group
Change in AUM:
Beginning of period	$9,826	$10,302	$9,862	$10,141
Commitments(1)	—	34	—	88
Capital reductions(2)	(2)	(11)	(5)	(13)
Distributions(3)	(258)	(294)	(546)	(355)
Change in fund value(4)	196	(75)	451	94

End of period	$9,762	$9,955	$9,762	$9,955

Average AUM	$9,794	$10,129	$9,812	$10,048

(1)
Represents new commitments during the period, including equity and debt commitments.

(2)
Represents the permanent reduction in leverage during the period.

(3)
Represents distributions net of recallable amounts.

(4)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $9.8 billion as of June 30, 2014, a decrease of $64.4 million, or 0.7%, compared to total AUM of $9.8 billion as of March 31, 2014. For the three months ended June 30, 2014, the decrease in

AUM was driven by distributions of $258.3 million and a capital reduction of $2.0 million. ACOF II and ACOF III accounted for $75.1 million and $183.2 million of the total distributions, respectively. This decrease was partially offset by change in fund value of $195.8 million.

        Total AUM was $9.8 billion as of June 30, 2014, a decrease of $100.2 million, or 1.0%, compared to total AUM of $9.9 billion as of December 31, 2013. For the six months ended June 30, 2014, the decrease in AUM was primarily driven by net distributions of $546.3 million and a capital reduction of $4.6 million. ACOF II and ACOF III accounted for $338.5 million and $279.2 million of the total distributions, respectively. This decrease was partially offset by change in fund value of $450.7 million.

        Total AUM was $10.0 billion as of June 30, 2013, a decrease of $346.2 million, or 3.4%, compared to total AUM of $10.3 billion as of March 31, 2013. For the three months ended June 30, 2013, the decrease in AUM was driven by net distributions of $293.9 million, comprised of gross distributions of $326.7 million, partially offset by $32.8 million in recallable amounts. ACOF II and ACOF III accounted for $59.9 million and $266.8 million of the total gross distributions, respectively. In addition, capital reduction totaled $11.2 million for the quarter. Fund value decreased by $74.6 million across our private equity portfolio as of June 30, 2013. This decrease was partially offset by new equity commitments of $33.6 million.

        Total AUM was $10.0 billion as of June 30, 2013, a decrease of $185.5 million, or 1.8%, compared to total AUM of $10.1 billion as of December 31, 2012. For the six months ended June 30, 2013, the decrease in AUM was driven by net distributions of $355.0 million and a capital reduction of $12.8 million. This decrease was partially offset by new equity commitments of $87.9 million and the increase in fund value of $94.3 million.

Private Equity Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Private Equity Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Private Equity Group
Change in fee earning AUM:
Beginning of period	$7,428	$7,544	$7,212	$7,808
Subscriptions/deployment(1)	13	12	281	15
Redemption/distribution(2)	(197)	(136)	(250)	(403)

End of period	$7,244	$7,420	$7,244	$7,420

Average fee earning AUM	$7,336	$7,482	$7,228	$7,614

(1)
Represents subscriptions and capital deployment.

(2)
Represents redemptions and distributions.

        Total fee earning AUM was $7.2 billion as of June 30, 2014, a decrease of $183.6 million, or 2.5%, compared to total fee earning AUM of $7.4 billion as of March 31, 2014. For the three months ended June 30, 2014, the decrease in fee earning AUM was driven by distributions in funds of limited partner capital totaling $196.9 million which was entirely attributable to ACOF II. This decrease was partially offset by total subscriptions of $13.3 million.

        Total fee earning AUM was $7.2 billion as of June 30, 2014, an increase of $31.9 million, or 0.4%, compared to total fee earning AUM of $7.2 billion as of December 31, 2013. For the six months ended

June 30, 2014, the increase in fee earning AUM was driven by subscriptions totaling $281.5 million mainly attributable to ACOF III. This increase was largely offset by total distributions of $249.6 million, mainly attributable to ACOF II.

        Total fee earning AUM was $7.4 billion as of June 30, 2013, a decrease of $124.2 million, or 1.7%, compared to total fee earning AUM of $7.5 billion as of March 31, 2013. For the three months ended June 30, 2013, the decrease in fee earning AUM was primarily driven by distributions in ACOF II of $136.4 million. This decrease was partially offset by total subscriptions in ACOF III of $12.1 million.

        Total fee earning AUM was $7.4 billion as of June 30, 2013, a decrease of $388.3 million, or 5.0%, compared to total fee earning AUM of $7.8 billion as of December 31, 2012. For the six months ended June 30, 2013, the decrease in fee earning AUM was driven by distributions totaling $403.0 million of which $125.5 million and $227.1 million were attributable to ACOF II and ACOF III, respectively. This decrease was partially offset by total subscriptions of $14.6 million, mainly attributable to ACOF III.

        Fee earning AUM for the Private Equity Group is presented below for each period. The table below breaks out fee earning AUM by its respective components for each period:

	As of June 30,
	2014	2013
	(Dollars in millions)
Private Equity Group
Components of fee earning AUM
Fee earning AUM based on capital commitments(1)	$4,555	$4,533
Fee earning AUM based on invested capital(2)	2,689	2,887

Total fee earning AUM	$7,244	$7,420

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

  •
  Fee earning AUM does not reflect the impact of changes in market value.

The reconciliation of AUM to fee earning AUM for the Private Equity Group is presented below for each period.

	As of June 30,
	2014	2013
	(Dollars in millions)
Private Equity Group
AUM	$9,762	$9,955
General partner and affiliates	(654)	(606)
Undeployed	(727)	(984)
Market value/other	(992)	(946)
Fees not activated	(145)	—

Fee earning AUM	$7,244	$7,420

Private Equity Group—Fund Performance Metrics as of June 30, 2014

        The Private Equity Group manages five comingled funds. ACOF II, ACOF III and ACOF IV, each considered a significant fund, combine for over 90% of the Private Equity Group's management fees for the six months ended June 30, 2014. Each fund focuses on majority or shared-control investments, principally in under-capitalized companies. Both ACOF II and III are in harvest mode while ACOF IV is in deployment mode. In addition, performance information for ACOF Asia has been included to provide information about the China growth capital sub-strategy within the Private Equity Group.

		As of June 30, 2014
			Net Annualized Returns (%)(2)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ACOF II(3)	2006	$885	14.6	25.0	19.9	U.S./European flexible capital
ACOF III(3)	2008	$3,778	24.5	26.3	18.3	U.S./European flexible capital
ACOF Asia(4)	2011	$276	N/A	N/A	N/A	China growth capital
ACOF IV(4)	2012	$4,673	N/A	N/A	N/A	U.S./European flexible capital

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

	As of June 30, 2014 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
ACOF II	$2,065	$2,069	$3,584	$631	$4,215	2.0x	1.8x
ACOF III	$3,510	$3,740	$3,778	$3,250	$7,028	1.9x	1.7x
ACOF Asia	$220	$170	$13	$243	$256	1.5x	1.4x
ACOF IV	$4,700	$997	$0	$1,107	$1,107	1.1x	1.0x

(1)
Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)
Unrealized value represents the fair value of remaining investments as of June 30, 2014. There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of June 30, 2014 is before giving effect to taxes, management fees, the general partner's carried interest and other expenses.

(4)
The Net MoIC as of June 30, 2014 is after giving effect to management fees, the general partner's carried interest and other expenses.

Real Estate Group

        The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment on a standalone basis for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Real Estate Group
Management fees—recurring	$19,916	$2,489	$36,684	$4,956
Management fees—one-time deferrals	—	—	—	—

Total management fees	19,916	2,489	36,684	4,956
Administrative fees and other income	1,496	10	2,786	14
Compensation and benefits	(11,689)	(3,634)	(23,174)	(7,202)
General, administrative and other expenses	(4,332)	(1,167)	(8,600)	(2,425)

Fee related earnings (loss)	$5,391	$(2,302)	$7,696	$(4,657)

Performance fees—realized	$—	$—	$—	$—
Performance fees—unrealized	7,726	—	10,675	—
Performance fee compensation—realized	—	—	—	—
Performance fee compensation—unrealized	(566)	—	(566)	—

Net performance fees	7,160	—	10,109	—
Investment loss—realized	(301)	(43)	429	(80)
Investment income (loss)—unrealized	635	(8,144)	(227)	(7,094)
Interest and other income	187	1,097	197	1,096
Interest expense	(378)	(210)	(703)	(422)

Net investment loss	143	(7,300)	(304)	(6,500)
Performance related earnings (loss)	$7,303	$(7,300)	$9,805	$(6,500)

Economic net income (loss)	$12,694	$(9,602)	$17,501	$(11,157)

Distributable earnings (loss)	$2,343	$(1,956)	$3,841	$(5,419)

Real Estate Group—Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

        Management Fees.    Total management fees increased by $17.4 million to $19.9 million for the three months ended June 30, 2014 from $2.5 million for the three months ended June 30, 2013 and the effective management fee rate increased from 0.25% for the three months ended June 30, 2013, to 1.36% for the three months ended June 30, 2014. Of the $17.4 million increase in management fees, $16.8 million was due to new management fee contracts resulting from the AREA acquisition, with Ares European Real Estate Fund III ("EU III"), Ares US Real Estate Fund VII ("U.S. VII") and European Real Estate Fund IV ("EU IV") contributing $1.7 million, $2.0 million and $3.5 million, respectively. The increase was also attributable to our publicly traded real estate fund, ACRE, which contributed $0.9 million from additional capital raised.

        Performance Fees.    Performance fees were $7.7 million for the three months ended June 30, 2014 compared to no performance fees earned for the three months ended June 30, 2013. The increase in performance fees was primarily attributable to the AREA acquisition. Market appreciation in the underlying acquired funds resulted in unrealized performance fees of $6.8 million for the three months ended June 30, 2014. Additionally, $0.9 million of performance fees from European Property Enhancement Program, L.P ("EPEP") was a result of the fund reaching its hurdle for the first time in the fourth quarter of 2013.

        Compensation and Benefits.    Compensation and benefits increased by $8.1 million, or 221.7%, to $11.7 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was driven by incremental compensation expenses and an increase in headcount primarily due to employment of additional professionals following the AREA acquisition.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $3.2 million, or 271.2%, to $4.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to additional office expenses from the AREA acquisition.

        Net Investment Income (Loss).    Net investment income increased by $7.4 million, or 102.0%, to $0.1 million income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in net investment income was primarily due to an unrealized loss of $8.2 million generated by our investment in ACRE, as the ACRE common stock was distributed to our owners in the fourth quarter of 2013. Additionally, favorable market appreciation from the new investments held in the Real Estate Group funds was offset by a larger allocated loss from derivative instruments held to hedge against the interest rates of our Credit Facility. As of June 30, 2014, 8.0% of the balance sheet investments at fair value were attributable to the Real Estate Group.

        Economic Net Income (Loss).    ENI was $12.7 million for the three months ended June 30, 2014 compared to a $9.6 million loss for the three months ended June 30, 2013, representing an increase of $22.3 million. The increase in ENI for the three months ended June 30, 2014 was primarily driven by increases in net performance fees of $7.2 million, increase in net investment income of $7.4 million and in FRE of $7.7 million.

        Fee Related Earnings.    FRE was $5.4 million for the three months ended June 30, 2014 compared to a $2.3 million loss for the three months ended June 30, 2013. The increase in FRE of $7.7 million was primarily attributable to an increase in management fees and administrative fees and other income of $17.4 million and $1.5 million respectively. The increase was partially offset by increases in compensation and benefits expense and general, administrative and other expenses of $11.2 million.

        Performance Related Earnings.    PRE was $7.3 million for the three months ended June 30, 2014 compared to $(7.3) million for the three months ended June 30, 2013. The increase in PRE of $14.6 million was primarily attributable to the increase in net performance fees of $7.2 million and the increase in net investment income of $7.4 million.

        Distributable Earnings (Loss).    DE increased by $4.3 million to $2.3 million for the three months ended June 30, 2014 compared to $(2.0) million for the three months ended June 30, 2013. The increase was primarily driven by an increase in FRE of $7.7 million.

Real Estate Group—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Management Fees.    Total management fees increased by $31.7 million to $36.7 million for the six months ended June 30, 2014 from $5.0 million for the six months ended June 30, 2013 and the effective management fee rate increased from 0.33% for the six months ended June 30, 2013 to 1.22% for the six months ended June 30, 2014. Of the $31.7 million increase in management fees, $30.5 million was due to new management fee contracts resulting from the AREA acquisition, where EU III, U.S. VII and EU IV contributed $7.4 million, $4.2 million and $5.0 million, respectively. The increase was also attributable to our publicly traded real estate fund, ACRE, which contributed $1.8 million, from additional capital raised.

        Performance Fees.    Performance fees were $10.7 million for the six months ended June 30, 2014 compared to no performance fees earned for the six months ended June 30, 2013. The increase in performance fees was attributable to the AREA acquisition. Market appreciation in the underlying acquired funds resulted in unrealized performance fees of $9.7 million for the six months ended June 30,

2014. Additionally, $0.9 million of performance fees from EPEP was a result of the fund reaching its hurdle for the first time in the fourth quarter of 2013.

        Compensation and Benefits.    Compensation and benefits increased by $16.0 million, or 221.8%, to $23.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to merit-based increases and an increase in headcount primarily due to the employment of additional professionals following the AREA acquisition.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $6.2 million, or 254.6%, to $8.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to additional office expenses and an increase in amortization of intangibles due to the acquisition of management fee contracts acquired in the AREA acquisition.

        Net Investment Income (Loss).    Net investment loss decreased by $6.2 million, or 95.3%, to a loss of $0.3 million for the six months ended June 30, 2014 from a loss of $6.5 million for the six months ended June 30, 2013. The decrease in net investment loss was primarily due to an unrealized loss incurred by our investment in ACRE of $7.2 million, as the ACRE common stock was distributed to our owners in the fourth quarter of 2013. Additionally, favorable market appreciation from the new investments held in the Real Estate Group funds was offset by a larger allocated loss from derivative instruments held to hedge against the interest rates of our Credit Facility. As of June 30, 2014, 8.0% of the balance sheet investments at fair value were attributable to the Real Estate Group.

        Economic Net Income (Loss).    ENI was $17.5 million for the six months ended June 30, 2014 compared to a $11.2 million loss for the six months ended June 30, 2013, representing an increase of $28.7 million. The increase in ENI for the six months ended June 30, 2014 was primarily driven by increases in net performance fees of $10.1 million, in FRE of $12.4 million and decrease in net investment loss of $6.2 million.

        Fee Related Earnings.    FRE was $7.7 million for the six months ended June 30, 2014 compared to $4.7 million loss for the six months ended June 30, 2013. The increase in FRE of $12.4 million was primarily attributable to an increase in management fees and administrative fees and other income of $31.7 million and $2.8 million, respectively, partially offset by increases in compensation and benefits and general, administrative and other expenses of $22.1 million.

        Performance Related Earnings.    PRE was $9.8 million for the six months ended June 30, 2014 compared to $(6.5) million for the six months ended June 30, 2013. The increase in PRE of $16.3 million was primarily attributable to the increase in net performance fees of $10.1 million and the decrease in net investment income of $6.2 million.

        Distributable Earnings (Loss).    DE increased by $9.3 million to $3.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily driven by an increase in FRE of $12.4 million.

Real Estate Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Real Estate Group.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Dollars in millions)
Real Estate Group
Change in AUM:
Beginning of period	$8,296	$1,630	$8,721	$1,664
Commitments(1)	760	287	1,110	287
Capital reductions(2)	(22)	(100)	(746)	(134)
Distributions(3)	(317)	(33)	(561)	(42)
Change in fund value(4)	191	36	383	45

End of period	$8,907	$1,821	$8,907	$1,821

Average AUM	$8,602	$1,726	$8,814	$1,742

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

        Total AUM was $8.9 billion as of June 30, 2014, an increase of $611.5 million, or 7.4%, compared to total AUM of $8.3 billion as of March 31, 2014. For the three months ended June 30, 2014, the increase in AUM was primarily due to new commitments of $760.4 million including $320.0 million of debt commitments attributable to ACRE. In addition, increase in fund value totaled $190.8 million for the quarter. This increase was partially offset by distributions of $317.3 million and a reduction in leverage of $22.0 million.

        Total AUM was $8.9 billion as of June 30, 2014, an increase of $186.0 million, or 2.1%, compared to total AUM of $8.7 billion as of December 31, 2013. For the six months ended June 30, 2014, the increase in AUM was driven by new commitments of $1.1 billion including $765.0 million of debt commitments attributable to ACRE. In addition, increase in fund value totaled $383.4 million for the quarter. This increase was largely offset by a reduction in leverage of $746.5 million and distributions of $560.9 million.

        Total AUM was $1.8 billion as of June 30, 2013, an increase of $190.4 million, or 11.9%, compared to total AUM of $1.6 billion as of March 31, 2013. For the three months ended June 30, 2013, the increase in AUM was primarily due to $287.3 million of new commitments in ACRE and an increase in fund value of $36.0 million. The increase was partially offset by a reduction in leverage of $99.8 million and distributions of $33.2 million.

        Total AUM was $1.8 billion as of June 30, 2013, an increase of $156.5 million, or 9.2%, compared to total AUM of $1.7 billion as of December 31, 2012. For the six months ended June 30, 2013, the increase in AUM was primarily due to $287.3 million of new commitments in ACRE and an increase in fund value of $44.8 million. The increase was partially offset by a reduction in leverage of $134.0 million and distributions of $41.5 million.

Real Estate Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Real Estate Group.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Real Estate Group
Change in fee earning AUM:
Beginning of period	$5,808	$1,119	$6,388	$1,142
Commitments(1)	342	—	596	—
Subscriptions/deployment/increase in leverage(2)	—	13	5	13
Redemption/distribution/decrease in leverage(3)	(168)	(7)	(941)	(8)
Change in fund value(4)	(1)	2	(27)	—
Change in fee basis(5)	(70)	(116)	(109)	(136)

End of period	$5,911	$1,011	$5,911	$1,011

Average fee earning AUM	$5,859	$1,065	$6,149	$1,076

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

        Total fee earning AUM was $5.9 billion as of June 30, 2014, an increase of $103.1 million, or 1.8%, compared to total fee earning AUM of $5.8 billion as of March 31, 2014. For the three months ended June 30, 2014, the increase in fee earning AUM was driven by commitments of $342.1 million. The increase was partially offset by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) of $168.1 million, a decrease in fund value of $0.7 million and a change in fee basis of $70.2 million.

        Total fee earning AUM was $5.9 billion as of June 30, 2014, a decrease of $477.1 million, or 7.5%, compared to total fee earning AUM of $6.4 billion as of December 31, 2013. For the six months ended June 30, 2014, the decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $941.4 million, a decrease in fund value of $27.1 million and a change in fee basis of $109.3 million. The decrease was partially offset by commitments of $595.7 million and subscriptions, capital deployment and an increase in leverage (for funds that earn fees on a gross asset basis) of $4.9 million.

        Total fee earning AUM was $1.0 billion as of June 30, 2013, a decrease of $108.4 million, or 9.9%, compared to total fee earning AUM of $1.1 billion as of March 31, 2013. For the three months ended June 30, 2013, the decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $6.8 million and a change in fee basis of $116.4 million. The decrease was partially offset by subscriptions, capital deployment and an increase in leverage (for funds that earn fees on a gross asset basis) of $13.1 million and an increase in fund value of $1.7 million.

        Total fee earning AUM was $1.0 billion as of June 30, 2013, a decrease of $130.8 million, or 11.9%, compared to total fee earning AUM of $1.1 billion as of December 31, 2012. For the six months ended June 30, 2013, the decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $7.7 million and a decrease in fee basis of $136.3 million. The decrease was partially offset by subscriptions, capital deployment and an increase in leverage (for funds that earn fees on a gross asset basis) of $13.1 million and an increase in fund value of $0.1 million.

        Fee earning AUM for the Real Estate Group is presented below for each period. The table below breaks out fee earning AUM by its respective components for each period.

	As of June 30,
	2014	2013
	(Dollars in millions)
Real Estate Group
Components of fee earning AUM
Fee earning AUM based on capital commitments(1)	$1,445	$—
Fee earning AUM based on invested capital(2)	3,907	—
Fee earning AUM based on market value/other(3)	559	1,011

Total fee earning AUM	$5,911	$1,011

(1)
Reflects limited partner capital commitments to funds for which the investment period has not expired.

(2)
Reflects limited partner invested capital and GP invested capital for certain funds in the Real Estate Group

(3)
Market value/other includes ACRE fee earning AUM, which is based on Company's stockholders' equity per annum.

        Real Estate Group fee earning AUM may vary from AUM for a variety of reasons including the following:

  •
  undrawn capital commitments to funds for which management fees are based on invested capital;

  •
  capital commitments to funds that have not commenced their investment periods;

  •
  fee earning AUM may not reflect the impact of changes in market value;

  •
  funds for which management fee accrual has not been activated; and

  •
  funds that are beyond the term during which management fees are paid.

The reconciliation of fee earning AUM for the Real Estate Group is presented below for each period.

	As of June 30,
	2014	2013
	(Dollars in millions)
Real Estate Group
AUM	$8,907	$1,821
SUN joint venture	(142)	—
AIH co-invest/cross holdings	(72)	—
Non-fee paying debt	(1,282)	(361)
Undeployed	(544)	—
Market value/other	(487)	(214)
Fees not activated	(63)	(235)
Fees deactivated	(406)	—

Fee earning AUM	$5,911	$1,011

Real Estate Group—Fund Performance Metrics as of June 30, 2014

        The Real Estate Group manages over 43 funds in real estate debt and real estate equity. Three of the funds in our Real Estate Group, namely EU III, U.S. VII and ACRE, contributed 10% or more of the Real Estate Group's management fees for the six months ended June 30, 2014, whereas 15 funds contributed over 1%. The Real Estate Group managed three significant funds, EU III and U.S. VII, which are comingled private equity funds focused on real estate assets located in Europe, with a focus on the UK, France and Germany, and the United States, respectively, and ACRE, which is a publicly traded specialty finance company and real estate investment trust listed on the New York Stock Exchange.

		As of June 30, 2014
			Annualized Returns(2)/ Effective Yield (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
EU III(3)	2007	$1,102	6.2%	9.3%	8.7%	Real estate equity
U.S. VII(3)(4)	2008	$770	14.8%	n/a	18.3%	Real estate equity
ACRE(5)	2012	$1,688	6.3%	n/a	n/a	Real estate debt

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Returns are net of management fees, the general partner's carried interest and other expenses.

(3)
The annualized return shown is an annualized net internal rate of return computed based on cash flows to and from partners, and the partners' ending capital for the period. The past five and three years net returns, if presented, are calculated using beginning partners' capital for such period.

(4)
Returns since inception are from the first capital event which took place on July 23, 2010 and was a distribution of capital.

(5)
The return shown is an effective yield shown represents the dollar weighted average of the unleveraged effective yield of ACRE's principal lending portfolio measured at the end of the nine quarterly periods ending June 30, 2014. Unleveraged effective yield is based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults and does not take into consideration the impact of leverage utilized by ACRE, fees, expenses and other costs incurred by ACRE or its stockholders, which are expected to be significant. Unleveraged effective yield does not represent net returns to investors of ACRE. Additional information related to ACRE can be found on its website www.arescre.com. The information contained in ACRE's website is not part of this Quarterly Report on Form 10-Q.

          For the group's significant funds and other funds that in each case are structured as closed-end private comingled funds, the following table presents certain additional performance data.

	As of June 30, 2014 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
EU III	$1,375	$1,181	$611	$1,035	$1,646	1.4x	1.2x
U.S. VII	$756	$689	$422	$819	$1,241	1.8x	1.4x

(1)
Realized proceeds include distributions of operating income, sales and financing proceeds received through June 30, 2014.

(2)
Unrealized value represents the fair market value of remaining real estate investments and commitments as of June 30, 2014 (excluding balance sheet items). There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of June 30, 2014 is before giving effect to taxes, management fees, the general partner's carried interest and other expenses.

(4)
The Net MoIC as of June 30, 2014 is after giving effect to management fees, the general partner's carried interest and other expenses.

Operations Management Group

        The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Operations Management Group
Management fees—recurring	$—	$—	$—	$—
Management fees—one-time deferrals	—	—	—	—

Total management fees	—	—	—	—
Administrative fees and other income	4,678	4,020	10,071	8,476
Compensation and benefits	(25,961)	(19,603)	(53,618)	(38,686)
General, administrative and other expenses	(12,986)	(8,611)	(26,522)	(14,164)

Fee related loss	$(34,269)	$(24,194)	$(70,069)	$(44,374)

Performance fees—realized	$—	$—	$—	$—
Performance fees—unrealized	—	—	—	—
Performance fee compensation—realized	—	—	—	—
Performance fee compensation—unrealized	—	—	—	—

Net performance fees	—	—	—	—
Investment income (loss)—realized	—	—	—	—
Investment income (loss)—unrealized	—	—	—	—
Interest and other income	—	—	—	—
Interest expense	—	—	—	—

Net investment income (loss)	—	—	—	—
Performance related earnings (loss)	$—	$—	$—	$—

Economic net loss	$(34,269)	$(24,194)	$(70,069)	$(44,374)

Distributable loss	$(35,841)	$(24,618)	$(73,354)	$(45,089)

Operations Management Group—Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

        Administrative Fees and Other Income.    Administrative fees and other income increased by $0.7 million, or 16.4%, to $4.7 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to administrative fees earned on arrangement acquired as part of the Keltic acquisition which contributed $0.6 million of fees.

        Compensation and Benefits.    Compensation and benefits increased by $6.4 million, or 32.4%, to $26.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to merit-based increases, an increase in headcount due to the expansion of our infrastructure group, and the addition of professionals from the AREA acquisition and the Keltic acquisition.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $4.4 million, or 50.8%, to $13.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to additional occupancy, communication and information systems costs related to the AREA acquisition and the Keltic acquisition, additional professional fees to support the growth of the four reportable segments and costs associated with the regulatory requirements to which we are subject to as a public company.

        Distributable Loss.    Total distributable loss increased by $11.2 million, or 45.6%, to $35.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was due to continued infrastructure expansion and increase in headcount.

Operations Management Group—Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Administrative Fees and Other Income.    Administrative fees and other income increased by $1.6 million, or 18.8%, to $10.1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase was primarily due to an increase in administrative fees from ARCC, ACRE and the Keltic acquisition, of $1.4 million, $0.8 million and $0.6 million, respectively, offset against $0.7 million from the termination of the ACE administrative fee arrangement at the end of the first quarter of 2013 due to the ACE Externalization.

        Compensation and Benefits.    Compensation and benefits increased by $14.9 million, or 38.6%, to $53.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to merit-based increases, an increase in headcount due to the expansion of our infrastructure group, and the addition of professionals from the AREA acquisition and Keltic acquisition.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $12.4 million, or 87.2%, to $26.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to additional occupancy, communication and information systems costs related to the AREA acquisition and the Keltic acquisition, additional professional fees to support the growth of the four reportable segments and costs associated with the regulatory requirements to which we are subject to as a public company.

        Distributable Loss.    Total distributable loss increased by $28.3 million, or 62.7%, to $73.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was due to continued infrastructure expansion and increase in headcount.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Economic net income and fee related earnings:
Income (loss) before taxes	$191,489	$(130,422)	$466,164	$117,162

Adjustments
Amortization of intangibles	6,718	2,299	15,549	4,598
Depreciation expense	1,748	1,714	3,807	2,947
Equity compensation expenses	62,228	6,362	67,567	12,672
Income tax expense	—	300	—	341
Acquisition-related expenses	1,292	2,067	2,713	2,817
Placement fees and underwriting costs	3,506	1,491	4,558	1,573
OMG expenses, net	34,269	24,194	70,069	44,374
Income (loss) of non-controlling interests in Consolidated Funds	(183,553)	139,553	(408,734)	(9,033)
Income tax expense (benefit) of non-controlling interests in Consolidated Funds	(8,379)	(5,216)	830	(21,055)

Economic net income	$109,320	$42,342	$222,523	$156,392

Total performance fee income—realized	$(28,898)	$(62,399)	$(52,234)	$(80,451)
Total performance fee income—unrealized	(41,710)	73,728	(81,804)	(7,633)
Total performance fee expense—realized	19,676	43,086	35,682	50,330
Total performance fee expense—unrealized	32,285	(47,131)	57,003	8,627
Net investment income	(21,364)	5,121	(45,102)	(17,290)

Fee related earnings	$69,309	$54,747	$136,068	$109,975

Management fees	143,403	113,220	283,264	221,850
Administrative fees and other income	1,899	302	3,372	506
Compensation and benefits	(62,781)	(48,845)	(125,478)	(94,678)
General, administrative and other expenses	(13,212)	(9,930)	(25,090)	(17,703)

Fee related earnings	$69,309	$54,747	$136,068	$109,975

Distributable earnings:
Income (loss) before taxes	$191,489	$(130,422)	$466,164	$117,162

Adjustments:
Amortization of intangibles	6,718	2,299	15,549	4,598
Equity compensation expenses	62,228	6,362	67,567	12,672
OMG distributable loss	35,841	24,618	73,354	45,089
Acquisition-related expenses	—	1,500	—	1,500
Taxes paid	(347)	—	(554)	—
Income (loss) of non-controlling interests in Consolidated Funds	(183,553)	139,553	(408,734)	(9,033)
Income tax expense (benefit) of non-controlling interests in Consolidated Funds	(8,379)	(5,216)	830	(21,055)
Unrealized performance fees	(41,710)	73,728	(81,804)	(7,633)
Unrealized performance fee compensation expense	32,285	(47,131)	57,003	8,627
Unrealized investment and other loss	(10,179)	27,088	(13,129)	23,719

Distributable earnings	$84,394	$92,380	$176,246	$175,642

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fee related earnings	$69,309	$54,747	$136,068	$109,975
Performance fee—realized	28,898	62,399	52,234	80,451
Performance fee compensation expense—realized	(19,676)	(43,086)	(35,682)	(50,330)
Other income realized net	11,184	21,967	31,973	41,009

Net performance fee income—realized	$20,406	$41,280	$48,525	$71,130
Less:
One-time acquisition costs	(636)	(567)	(636)	(1,317)
Placement fees and underwriting costs	(3,506)	(1,491)	(4,558)	(1,573)
Income tax expense	(138)	(300)	(344)	(341)
Non-cash depreciation and amortization	(1,042)	(1,290)	(2,809)	(2,232)

Distributable earnings	$84,394	$92,380	$176,246	$175,642

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

        We have managed our historical liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our credit facilities have historically provided, and we expect will continue to provide, a significant source of our liquidity. Our primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fees, (2) realizations generated from our investment activities, (3) funding capital commitments that we have made to our funds, (4) funding complementary acquisitions to support our growth, (5) making distributions to our owners, and (6) borrowings, interest payments and repayments under the Credit Facility. As of June 30, 2014, our cash and cash equivalents were $87.4 million, including investments in money market funds.

        Our material sources of cash from our operations include: (1) management fees, which are collected monthly, quarterly or semi-annually, (2) performance fees, which are unpredictable as to amount and timing and (3) fund distributions related to our investments in products that we manage. We primarily use cash flow from operations to pay compensation and related expenses, general, administrative and other expenses, state and local taxes, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

        Our condensed consolidated financial statements reflect the cash flows of our operating businesses as well as the results of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. Our fee earning AUM, which is largely comprised of the assets of our funds, has grown significantly during the periods reflected in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This growth is primarily due to these funds raising additional capital and re-investing capital generated from gains on investments during these periods. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds when required to be consolidated into our condensed consolidated financial statements, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income, and (6) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under GAAP;

therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

Cash Flows

        The significant captions and amounts from our condensed consolidated financial statements, which include the effects of our Consolidated Funds and CLOs in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Statements of cash flows data
Net cash provided by operating activities	$2,383	$889
Net cash used in investing activities	(71)	(7)
Net cash used in financing activities	(2,316)	(893)
Effect of foreign exchange rate change	2	(5)

Net change in cash and cash equivalents	$(2)	$(16)

Operating Activities

        Net cash provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash compensation and performance fees, net realized (gain) loss on investments and net change in unrealized (appreciation) depreciation on investments that are included in net income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in our operating activities of our Consolidated Funds.

        Our net cash flow provided by operating activities was $2.4 billion and $889.3 million for the six months ended June 30, 2014 and 2013, respectively. These amounts primarily include (1) proceeds from sales and pay downs on investments, net of purchases of investments by our Consolidated Funds, of $2.1 billion and $31.4 million for the six months ended June 30, 2014 and 2013, respectively, and (2) net income attributable to non-controlling interests in our Consolidated Funds of $408.7 million and $9.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash provided of $1.5 billion between the six months ended June 30, 2014 and 2013 is primarily due to our Consolidated Funds reflecting an increase of $2.1 billion in net proceeds (purchases) from investments and a $0.2 billion increase in cash and cash equivalents held by the Consolidated Funds, partially offset by a $0.5 billion decrease in the net change in other liabilities and payables held by the Consolidated Funds and a $0.1 billion decrease in the net change in accrued compensation and benefits.

Investing Activities

        Our investing activities generally reflect cash used for certain acquisitions and fixed assets. Purchases of fixed assets were $11.4 million, and $7.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase for the six months ended June 30, 2014 was primarily due to an increase in headcount and office space, partially attributable to the AREA acquisition and Keltic acquisition. During the six months ended June 30, 2014, we used $60.0 million of cash, net of cash acquired, to complete the Keltic acquisition.

Financing Activities

        Financing activities are a net use of cash in each of the historical periods presented. Net (distributions) contributions from non-controlling interests in our Consolidated Funds were $(0.9) billion and $(0.8) billion for the six months ended June 30, 2014 and 2013, respectively. Proceeds from the issuance of common units in our initial public offering, net of issuance costs, resulted in an outflow of cash of $180.7 million for the six months ended June 30, 2014. Distributions to our senior partners are presented as a use of cash from financing activities and remained consistent at $226.7 million and $224.5 million for the six months ended June 30, 2014 and 2013, respectively.

        Net proceeds from (repayments of) debt obligations provided an increase (decrease) in cash to us of $49.8 million and $(10.0) million for the six months ended June 30, 2014 and 2013. For our Consolidated Funds, net proceeds from (repayments of) debt obligations were $(1.4) billion and $128.4 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in borrowings was primarily due to new CLO funds that were launched or ramping up in the first half of 2013, compared to the same period in 2014. Additionally, there were significant repayments on debt obligations as four of the Consolidated Funds fully repaid various term loans and notes, and another Consolidated Fund repaid a significant portion of borrowings under its credit facility in 2014.

Future Sources and Uses of Liquidity

        Our initial sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations, including carried interest and performance fees, (4) realizations on our investments and (5) net borrowing provided by the Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.

        We expect that our primary liquidity needs will continue to be comprised of cash to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our commitments to funds that we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the TRA, (5) fund capital expenditures, (6) repay borrowings under the Credit Facility and related interest costs, (7) pay income taxes and (8) make distributions to our unitholders in accordance with our distribution policy.

        In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. On April 4, 2014 and April 25, 2014, we made cash distributions of $150.0 million and $46.0 million, respectively to our pre-IPO owners, a portion of which related to previously undistributed earnings of Ares Investments LLC. The distributions were made from cash on hand and borrowings under the Credit Facility.

        Performance fees also provide a significant source of liquidity. Performance fees are realized when an underlying investment is profitably disposed of and the fund's cumulative returns are in excess of the preferred return. Performance fees are typically realized at the end of each fund's measurement period when investment performance exceeds a stated benchmark or hurdle rate.

        Our accrued performance fees by segment as of June 30, 2014, gross and net of accrued clawback obligations, are set forth below:

	As of June 30, 2014
	Accrued Performance Fees	Accrued Clawback Obligation	Net Accrued Performance Fees
	(Dollars in thousands)
Asset class
Tradable Credit Group	$247,842	$—	$247,842
Direct Lending Group	10,445	—	10,445
Private Equity Group	266,594	—	266,594
Real Estate Group	943	—	943

Total	$525,826	$—	$525,826

        In connection with the initial public offering, on May 7, 2014, the Company amended and restated its Credit Facility to provide a $1.03 billion revolving line of credit with the ability to upsize to $1.25 billion (subject to obtaining commitments for any such additional borrowing capacity) and repaid $163.3 million of outstanding principal with the proceeds from its IPO. In addition, the maturity was extended to April 30, 2019. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. For the periods presented through June 27, 2014, base rate loans bore interest calculated based on the base rate plus 0.75% and the LIBOR rate loans bore interest calculated based on LIBOR rate plus 1.75%. Unused commitment fees are payable at a rate of 0.25% per annum. Standard and Poor's initiated coverage of Ares Management, L.P. with a company credit rating of A-. Following the rating announcement, our LIBOR and base rate margins decreased by 0.25%. Base rate loans now bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans now bear interest calculated based on LIBOR rate plus 1.50%. Our unused commitment fee was reduced to a rate of 0.20% per annum. The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of June 30, 2014, we were in compliance with all covenants contained in our Credit Facility, and $182.0 million was outstanding under the Credit Facility.

        Since our inception through June 30, 2014, we, our senior partners and other senior professionals have invested or committed to invest in excess of $1.7 billion in or alongside (through funds managed by us) our funds. As of June 30, 2014, the Company's current invested capital of $675.8 million and unfunded commitments of $187.9 million with that of our senior partners and other senior professionals, are presented in the table below:

	As of June 30, 2014
	Invested Capital	Unfunded Commitment	Total Invested Capital and Unfunded Commitment
	(Dollars in millions)
Asset class
Tradable Credit Group	$307	$84	$391
Direct Lending Group	136	33	169
Private Equity Group	457	213	670
Real Estate Group	38	18	56

Total	$938	$348	$1,286

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

        We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker-dealer. These net capital requirements are met in part by retaining cash, cash-equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2014, we were required to maintain approximately $18.5 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with all regulatory requirements.

        Holders of Ares Operating Group Units, subject to the terms of the exchange agreement, may exchange their Ares Operating Group Units for Ares Management, L.P. common units on a one-for-one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.'s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the "corporate taxpayers," would otherwise be required to pay in the future. The corporate taxpayers will enter into a tax receivable agreement with the TRA Recipients that will provide for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. As of June 30, 2014, no exchange of Ares Operating Group Units for Ares Management, L.P. common units has taken place, as a result there was no payable recorded pursuant to the TRA.

Critical Accounting Estimates

        We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See "—Overview of Condensed Consolidated Results of Operations" and Note 2, "Summary of Significant Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of our significant accounting estimates.

Fair Value Measurement

        GAAP establishes a hierarchal disclosure framework, which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

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

        In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument's level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. We account for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period. See Note 5, "Fair Value," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

        The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2014:

	As of June 30, 2014
	Tradable Credit	Private Equity	Direct Lending	Real Estate	Total
	(Dollars in millions)
Level I	$285	$184	$1	$—	$470
Level II(1)	10,098	602	(20)	308	10,988
Level III	2,245	4,551	11,239	4,926	22,961

Total fair value	12,628	5,337	11,220	5,234	34,419
Other net asset value and available capital(2)	19,770	4,424	16,952	3,673	44,819

Total AUM	$32,397	$9,762	$28,172	$8,907	$79,238

(1)
Negative fair value amounts relate to derivative instruments.

(2)
Includes fund net non-investment assets, AUM for funds that are not reported at fair value, and available capital (uncalled equity capital and undrawn debt).

Equity-Based Compensation

        We recognize expense related to equity-based compensation transactions in which we receive services from our professionals in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments.

        Equity-based compensation expense represents expenses associated with the following:

          (a)   Granting of: (i) direct and indirect profit interests; (ii) put options to sell certain interests at a minimum value; (iii) purchase (or call) options to acquire additional membership interests; and (iv) restricted units, options and phantom units granted under Ares Management, L.P. 2014 Equity Incentive Plan;

          (b)   Conversion and acceleration in vesting of certain existing interests in connection with our Reorganization.

        Equity-based compensation expense is determined based on the fair value of the respective equity award on the grant date and is recognized on a straight line basis over the requisite service period, with a corresponding increase in additional paid in capital. Equity-based compensation expense is adjusted, as necessary, for actual forfeitures so as to reflect expenses only for the portion of the award that ultimately vests. We estimated the fair value of the options as of the grant date using the Black-Scholes option pricing model.

        We are required to estimate the equity awards that management ultimately expects to vest and to reduce equity-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. The rate of future forfeitures is estimated based upon historical experience, and actual forfeitures in the future may differ. To the extent actual forfeitures are different than the estimates, we record a true-up for the difference in the period that the awards vest. Additionally, management considers on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect the expected forfeiture rate.

        We record deferred tax assets for equity-based compensation transactions that result in deductions on our income tax returns based on the amount of equity-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Off-Balance Sheet Arrangements

        In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.

Contractual Obligations, Commitments and Contingencies

        The following table sets forth information relating to our contractual obligations as of June 30, 2014 on a combined basis and on a basis deconsolidating our funds:

Ares Obligations	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
	(Dollars in thousands)
The Company:
Operating lease obligations(1)	$16,829	$56,878	$36,822	$51,186	$161,715
Debt obligations payable(2)	6,956	6,956	6,956	—	20,869
Interest obligations on debt(3)	963	634	317	—	1,914
Capital commitments to Ares funds(4)	188,302	—	—	—	188,302

Sub-total	$213,050	$64,468	$44,096	$51,186	$372,800
Consolidated Funds:
Operating lease obligations(1)	—	—	—	—	—
Debt obligations payable	56,729	190,400	1,425,839	10,670,267	12,343,235
Interest obligations on debt(3)	144,512	281,490	270,525	562,020	1,258,547
Capital commitments of the CLOs and Consolidated Funds(5)	1,849,270	—	—	—	1,849,270

Total	$2,263,561	$536,358	$1,740,460	$11,283,474	$15,823,853

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

        In connection with the initial public offering, we entered into the TRA with the TRA Recipients that requires us to pay them 85% of any tax savings realized by Ares Management, L.P.'s wholly owned subsidiaries that are taxable as corporations for U.S. federal income tax purposes from any step-up in tax basis resulting from an exchange of Ares Operating Group Units for Ares Management, L.P. common units or, at our option, for cash. Because the timing of amounts to be paid under the tax receivable agreement cannot be determined, this contractual commitment has not been presented in the table above. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.

Guarantees

        As of June 30, 2014, we guaranteed loans for certain professionals in affiliated co-investment entities. These entities were formed to permit certain employees and members to invest alongside us and our investors in the funds managed by us. We would be responsible for all outstanding payments due in the event of a default on the loans by an affiliated entity. As of June 30, 2014, the total outstanding loan balance was approximately $4.1 million, with an additional $1.2 million in unfunded commitments. There has been no history of default and we have determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

        We assumed a guarantee of a mortgage associated with an office space in New York City in connection with the AREA acquisition. The guarantee, dated March 20, 2008, is for the benefit of a Germany-based commercial property lender in connection with a $21.5 million loan provided to an affiliate of ours. As of April 30, 2014, we were released of the guarantee and no longer bear any obligations for the mortgage. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Indemnifications

        Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in the above table nor in our condensed consolidated financial statements. As of June 30, 2014, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

        The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of June 30, 2014 and December 31, 2013, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2014 and December 31, 2013, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to clawback, after giving effect to the amounts reimbursable by certain professionals, would have been approximately $56.0 million and $65.9 million, respectively.

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

        Our credit orientation has been a central tenet of our business across our debt and equity investment strategies. All of our investment professionals benefit from our independent research and relationship networks in over 30 industries, and insights from our portfolio of active investments. We believe the combination of high quality proprietary information flow and a consistent, rigorous approach to managing investments across our strategies has been, and we believe will continue to be, a major driver of our strong risk adjusted returns and the stability and predictability of our income.

        There was no material change in our market risks for the six months ended June 30, 2014. For additional information, refer to our Partnership's final prospectus dated May 1, 2014, included in the Partnership's Registration Statement on Form S-1, as amended (SEC File No. 333-194919).

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In the normal course of business, we may be subject to various legal proceedings from time to time. As of June 30, 2014 and December 31, 2013, we were not subject to any material pending legal proceedings.

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

        The offering was completed on May 7, 2014. The aggregate offering price for the common units sold pursuant to the initial public offering, including common units sold pursuant to the partial exercise by the underwriters of their overallotment option, was $220.2 million. The underwriting discounts were $11.0 million, none of which was paid to affiliates of the Company. The Company incurred approximately $28.5 million of other expenses in connection with the offering. The net proceeds to the Company from the initial public offering totaled approximately $180.7 million.

        The Company used the net proceeds from the initial public offering to purchase newly issued Ares Operating Group Units substantially concurrently with the consummation of the initial public offering. The Ares Operating Group entities used approximately $163.3 million of these proceeds to repay outstanding indebtedness under the Credit Facility and the remaining $17.4 million was used for general corporate purposes and to fund growth initiatives.

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

ARES MANAGEMENT, L.P.
	By:	Ares Management GP LLC, its general partner
Dated: August 13, 2014	By	/s/ ANTONY P. RESSLER
		Name:	Antony P. Ressler
		Title:	Chairman, Co-Founder & Chief Executive Officer (Principal Executive Officer)
Dated: August 13, 2014	By	/s/ DANIEL F. NGUYEN
		Name:	Daniel F. Nguyen
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)