Form 10-Q
period 2014-09-30
ARES MANAGEMENT LP
filed 2014-11-12
CIK 1176948

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

         The number of common units representing limited partner interests outstanding as of November 11, 2014 was 80,667,664.

ARES MANAGEMENT, L.P.

INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. We believe these factors include but are not limited to those described under "Risk Factors" in our prospectus dated May 1, 2014, and filed on May 5, 2014 with the Securities and Exchange Commission (the "SEC") in accordance with Rule 424(b) of the Securities Act of 1933, which is accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included or incorporated by reference in this Quarterly Report on Form 10-Q and in the prospectus. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

        Under generally accepted accounting principles in the United States ("GAAP"), we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are the general partner and are presumed to have control, and (b) entities that we concluded are variable interest entities ("VIEs"), including limited partnerships in which we have a nominal economic interest and the CLOs for which we are deemed to be the primary beneficiary. When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the fund in our condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance fees and other fees that we earn from Consolidated Funds. However, the presentation of performance fee compensation and other expenses associated with generating such revenues are not affected by the

i

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

  •
  "Co-Founders" refers to Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal;

  •
  "distributable earnings" or "DE" refers to a pre-income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of Fee Related Earnings, realized performance fees, realized performance fee compensation and realized net investment and other income, and further adjusts for expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures;"

  •
  "economic net income" or "ENI" refers to net income excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our core performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with acquisitions and

ii

    capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization;

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

  •
  "management fees" refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us and also include ARCC Part I Fees (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview of Condensed Consolidated Results of Operations—Revenues") that are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash settled each quarter;

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

  •
  "performance fees" refers to fees we earn based on the performance of a fund, which are generally based on certain specific hurdle rates as defined in the fund's investment management or partnership agreements and may be either an incentive fee or carried interest; and

  •
  "performance related earnings" or "PRE" refers to a measure used to assess our investment performance. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and investment income earned from our Consolidated Funds and non-consolidated funds.

        Many of the terms used in this Quarterly Report on Form 10-Q, including AUM, fee earning AUM, ENI, FRE, PRE and distributable earnings, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and fee earning AUM are not based on any definition of AUM or fee earning AUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM set forth in other agreements to which we are a party from time to time. Further, ENI, FRE, PRE and distributable earnings are not measures of performance calculated in accordance with GAAP. We use ENI, FRE, PRE and distributable earnings as measures of operating performance, not as measures of liquidity. ENI, FRE, PRE and distributable earnings should not be considered in isolation or as substitutes for operating income, net income, operating cash flows, or other income or cash flow statement data prepared in accordance with GAAP. The use of ENI, FRE, PRE and distributable earnings without consideration of related GAAP measures is not adequate due to the adjustments described above. Our management compensates for these limitations by using ENI, FRE, PRE and distributable earnings as supplemental measures to our GAAP results, to provide a more complete understanding of our performance as our management measures it. Amounts and percentages throughout this Quarterly Report on Form 10-Q may reflect rounding adjustments and consequently totals may not appear to sum.

iii

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of September 30, 2014	As of December 31, 2013
	(unaudited)	(Predecessor)
Assets
Cash and cash equivalents	$75,087	$89,802
Restricted cash and cash equivalents	18,525	13,344
Investments, at fair value	155,568	89,438
Performance fees receivable	180,791	137,682
Derivative assets, at fair value	7,789	1,164
Due from affiliates	133,486	108,920
Intangible assets, net	46,993	68,742
Goodwill	85,679	58,159
Other assets	70,784	73,600
Assets of Consolidated Funds:
Cash and cash equivalents	1,368,144	1,638,003
Investments, at fair value	19,417,334	20,823,338
Loans held for investment, net	77,308	—
Due from affiliates	11,104	2,010
Dividends and interest receivable	82,202	133,158
Receivable for securities sold	265,334	427,871
Derivative assets, at fair value	5,514	14,625
Other assets	13,593	25,528

Total assets	$22,015,235	$23,705,384

Liabilities
Debt obligations	$163,912	$153,119
Accounts payable, accrued expenses and other liabilities	85,289	67,486
Deferred tax liabilities, net	22,689	21,002
Performance fee compensation payable	360,230	295,978
Equity compensation put option liability	20,000	—
Derivative liabilities, at fair value	858	2,907
Accrued compensation	118,461	132,917
Due to affiliates	16,893	32,690
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	76,297	95,839
Payable for securities purchased	1,158,321	945,115
Derivative liabilities, at fair value	49,009	75,115
Due to affiliates	2,514	2,695
Securities sold short, at fair value	—	1,633
Deferred tax liabilities, net	23,761	35,904
CLO loan obligations	12,004,424	11,774,157
Fund borrowings	829,644	2,070,598
Mezzanine debt	329,698	323,164

Total liabilities	15,262,000	16,030,319

Commitments and contingencies
Redeemable interest in Consolidated Funds	1,063,221	1,093,770
Redeemable interest in Ares Operating Group entities	24,985	40,751
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	4,943,859	5,691,874
Equity appropriated for Consolidated Funds	(49,527)	155,261

Non-controlling interest in Consolidated Funds	4,894,332	5,847,135

Non-controlling interest in Ares Operating Group Entities	476,608	167,731
Members' equity and common stock of Predecessor	—	525,678
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 and 0 units, issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	295,271	—
Accumulated other comprehensive gain (loss)	(1,182)	—

Total controlling interest in Ares Management, L.P	294,089	—

Total equity	5,665,029	6,540,544

Total liabilities, redeemable interests, non-controlling interests and equity	$22,015,235	$23,705,384

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
Revenues
Management fees (includes ARCC Part I Fees of $31,156, $85,140 and $32,014, $81,511 for the three and nine months ended September 30, 2014 and 2013, respectively)	$127,464	$108,851	$352,439	$269,057
Performance fees	41,885	20,544	69,274	48,867
Other fees	5,812	6,482	18,694	14,792

Total revenues	175,161	135,877	440,407	332,716

Expenses
Compensation and benefits	100,928	93,307	347,591	240,841
Performance fee compensation	33,263	64,130	125,948	123,087
General, administrative and other expenses	41,737	56,492	119,972	99,138
Consolidated Funds expenses	27,409	23,108	53,058	96,831

Total expenses	203,337	237,037	646,569	559,897

Other income (expense)
Interest, dividend and other investment income	652	2,714	7,673	5,463
Interest expense	(1,565)	(2,575)	(5,241)	(7,365)
Other income (expense), net	(1,609)	(202)	(4,847)	(55)
Net realized gain (loss) on investments	1,725	(529)	474	232
Net change in unrealized appreciation (depreciation) on investments	11,113	1,859	24,962	(996)
Interest, dividend and other investment income of Consolidated Funds	189,600	331,488	738,283	945,018
Interest expense of Consolidated Funds	(215,524)	(103,814)	(564,307)	(336,786)
Net realized gain (loss) on investments of Consolidated Funds	(30,972)	22,125	71,833	88,996
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(2,129)	261,081	326,611	60,823

Total other income (expense)	(48,709)	512,147	595,441	755,330

Income (loss) before taxes	(76,885)	410,987	389,279	528,149
Income tax expense (benefit)	2,399	4,790	971	35,552

Net income (loss)	(79,284)	406,197	388,308	492,597

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(96,675)	292,925	261,597	239,661
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	(23,694)	44,657	26,767	106,954
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	26,923	12,895	67,556	28,011
Less: Net income (loss) attributable to controlling interests in Predecessor	—	55,758	—	117,149
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	191	(38)	573	822

Net income (loss) attributable to Ares Management, L.P.	$13,971	$—	$31,815	$—

Net income (loss) attributable to Ares Management, L.P. per common unit
Basic	$0.17		$0.40

Diluted	$0.17		$0.39

Weighted-average common units
Basic	80,667,664		80,171,855

Diluted	81,363,978		80,818,072

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
Net income (loss)	$(79,284)	$406,197	$388,308	$492,597

Other comprehensive income (loss):
Foreign currency translation adjustments	(27,441)	15,090	(25,855)	11,548

Total comprehensive income (loss)	(106,725)	421,287	362,453	504,145

Less: comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	(119,394)	308,935	237,229	252,022
Less: comprehensive income (loss) attributable to redeemable interests in Consolidated Funds	(23,694)	44,750	26,767	106,071
Less: comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group Entities	24,021	21,095	67,256	35,829
Less: comprehensive income (loss) attributable to controlling interests in Predecessor	—	46,524	—	109,402
Less: comprehensive income (loss) attributable to redeemable interests in Ares Operating Group Entities	171	(17)	572	821

Comprehensive income attributable to Ares Management, L.P.	$12,171	$—	$30,629	$—

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)
(unaudited)

								Consolidated Funds
	Partners' Capital	Members' Equity	Common Stock (A shares)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest in Ares Operating Group Entities	Equity Appropriated for Consolidated Funds	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2013	$—	$321,891	$0	$338,375	$(135,573)	$985	$167,731	$155,261	$5,691,874	$6,540,544
Relinquished with deconsolidation of funds	—	—	—	—	—	—	—	—	(354,737)	(354,737)
Contributions	—	—	—	—	—	—	—	—	126,265	126,265
Distributions	—	(132,286)	—	(42,622)	—	—	(50,442)	—	(741,905)	(967,255)
Net income	—	28,064	—	—	(21,966)	—	3,247	(50,413)	287,942	246,874
Currency translation adjustment	—		—	—	—	1,255	404	(682)	(412)	565
Equity compensation	—	(368)	—	39,078	—	—	12,479	—	—	51,189
Tandem award compensation adjustment	—	1,570	—	5,371	(983)	—	1,242	—	—	7,200
Net effect of Reorganization, including contributions of Ares Operating Group units for 69,078,234 common units	204,877	(218,871)	—	(340,202)	158,522	(2,240)	197,914	—	—	—

Balance post-Reorganization(1)	204,877	—	—	—	—	—	332,575	104,166	5,009,027	5,650,645
Issuance of 11,589,430 common units, net of underwriters' discount	209,189	—	—	—	—	—	—	—	—	209,189
Issuance costs	(10,846)	—	—	—	—	—	(17,480)	—	—	(28,326)
Allocation of contributions in excess of the carrying value of the net assets (dilution)	(129,446)	—	—	—	—	—	128,536	—	—	(910)
Equity compensation	4,202	—	—	—	—	—	6,775	—	—	10,977
Contributions	—	—	—	—	—	—	—	—	135,774	135,774
Distributions	(14,520)	—	—	—	—	—	(30,050)	—	(355,429)	(399,999)
Net income	31,815	—	—	—	—	—	58,211	(150,010)	174,078	114,094
Currency translation adjustment	—	—	—	—	—	(1,182)	(1,959)	(3,683)	(19,591)	(26,415)

Balance at September 30, 2014	$295,271	$—	$—	$—	$—	$(1,182)	$476,608	$(49,527)	$4,943,859	$5,665,029

(1)
Prior to the reorganization on May 1, 2014, financials represent the Combined and Consolidated results of AHI, AI and consolidated subsidiaries, referred to collectively as the Predecessor. Subsequent to the reorganization, these financials statements represent the results of Ares Management, L.P. financial results. See Note 1 for further information.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)
(unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
		(Predecessor)
Cash flows from operating activities:
Net income	$388,308	$492,597
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	75,088	21,377
Depreciation and amortization	28,156	38,572
Net realized (gain) loss on investments	(474)	(232)
Net change in unrealized (appreciation) depreciation on investments	(24,962)	996
Other non-cash amounts	2,937	(19)
Investments purchased	(45,252)	(48,793)
Cash proceeds from sale of investments	11,686	153
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(52,779)	(30,022)
Net realized (gain) loss on investments	(71,833)	(88,996)
Amortization on debt and investments	(13,561)	(48,230)
Net change in unrealized (appreciation) depreciation on investments	(326,611)	(60,823)
Investments purchased	(7,777,968)	(10,874,950)
Cash proceeds from sale or pay down of investments	8,717,586	12,281,210
Cash flows due to changes in operating assets and liabilities:
Net change in restricted cash	(5,181)	(640)
Net change in performance fees receivable and payable	24,309	29,585
Net change in due from and due to affiliates	(42,442)	15,588
Net change in other assets	5,613	3,687
Net change in accrued compensation and benefits	(15,377)	73,003
Net change in accounts payable, accrued expenses and other liabilities	16,776	(12,485)
Net change in deferred taxes	1,687	(286)
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	284,507	(485,286)
Cash relinquished with deconsolidation of Consolidated Funds	(40,292)	—
Change in other assets and receivables held at Consolidated Funds	209,295	(810,480)
Change in other liabilities and payables held at Consolidated Funds	188,438	91,320

Net cash provided by operating activities	1,537,654	586,846

Cash flows from investing activities:
Acquisitions, net of cash acquired	(60,000)	(50,317)
Purchase of furniture, equipment and leasehold improvements, net	(14,499)	(11,464)

Net cash used in investing activities	(74,499)	(61,781)

Financing activities:
Proceeds from issuance of common units in IPO	209,189	—
Issuance cost	(28,450)	—
Proceeds from credit facility	224,000	117,200
Repayments of credit facility	(195,250)	(124,000)
Repayments of term notes	(11,000)	(26,000)
Repayments of promissory notes	(6,956)	—
Contributions	—	245,191
Distributions	(271,428)	(264,088)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interest holders in Consolidated Funds	292,447	548,588
Distributions to non-controlling interest holders in Consolidated Funds	(1,185,058)	(1,678,622)
Borrowings under loan obligations by Consolidated Funds	3,339,125	4,323,073
Repayments under loan obligations by Consolidated Funds	(3,839,320)	(3,523,669)

Net cash used in financing activities	(1,472,701)	(382,327)

Effect of exchange rate changes and translation	(5,169)	12,167

Net increase (decrease) in cash and cash equivalents	(14,715)	154,905
Cash and cash equivalents, beginning of period	89,802	68,457

Cash and cash equivalents, end of period	$75,087	$223,362

Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$3,790	$4,982
Cash paid during the period for income taxes	$13,349	$15,709
Consolidated Funds:
Cash paid during the period for interest	$164,493	$119,063
Cash paid during the period for income taxes	$16,640	$—
Non-cash increase in assets and liabilities:
Stock issuance in connection with business combination	$—	$21,785

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Ares Management, L.P. is a leading global alternative asset management firm that operates four distinct but complementary investment groups: the Tradable Credit Group, the Direct Lending Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 15, "Segment Reporting." Subsidiaries of Ares Management LLC ("AM LLC") serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the "Ares Funds"), which are generally organized as pass-through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to "Ares" or the "Company" refer to Ares Management, L.P. together with its subsidiaries.

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

        The accompanying financial statements include (1) the results of the Company subsequent to the Reorganization as described below and (2) prior to the Reorganization, the condensed consolidated results of two affiliated entities, Ares Holdings Inc. ("AHI") and Ares Investments LLC ("AI"), which directly or indirectly hold controlling interests in AM LLC and Ares Investments Holdings LLC ("AIH LLC"), as well as their wholly owned subsidiaries (collectively, the "Predecessor"). Prior to the Reorganization, Ares Partners Management Company LLC ("APMC") directed the operations of AHI and AI through its controlling ownership interest of approximately 50.1% and 70.3%, respectively, in each entity. The remaining ownership of AHI and AI was shared among various minority, non-controlling strategic investment partners.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        Following the consummation of the IPO, including the partial exercise by the underwriters of their overallotment option, Ares Owners Holdings L.P. holds a 72.29% direct and indirect interest in the Ares Operating Group, an affiliate of Alleghany holds a 5.91% direct interest in the Ares Operating Group, AREC holds a 16.32% indirect interest in the Ares Operating Group and the public holds a 5.48% indirect interest in the Ares Operating Group.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        As of September 30, 2014 and December 31, 2013, assets of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $21.4 billion and $14.2 billion, respectively, and are presented within "Assets of Consolidated Funds." As of September 30, 2014 and December 31, 2013, liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $14.7 billion and $13.1 billion, respectively, and are presented within "Liabilities of Consolidated Funds." The holders of the consolidated VIEs' liabilities do not have recourse to the Company other than to the assets of the consolidated VIEs. The assets and liabilities of the consolidated VIEs are comprised primarily of investment securities and loan obligations, respectively. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Equity Appropriated for Consolidated Funds

        As of September 30, 2014 and December 31, 2013, the Company consolidated 31 and 35 CLOs, respectively. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan obligations. Upon consolidation, the Company elected the fair value option for eligible liabilities to mitigate accounting mismatches between the carrying value of the assets and liabilities. The Company accounts for the excess in fair value of assets over liabilities upon initial consolidation of funds as an increase in equity appropriated for Consolidated Funds.

        The loan obligations issued by the CLOs are backed by diversified collateral asset portfolios and by structured debt or equity. In exchange for managing the collateral for the CLOs, the Company earns management fees, including, in some cases, senior and subordinated management fees, and in some cases, contingent performance fees. In cases where the Company earns fees from a fund that it consolidates with the CLOs, those fees have been eliminated as intercompany transactions. At September 30, 2014 and December 31, 2013, the Company held $70.0 million and $64.2 million of investments in these CLOs, respectively, which represents its maximum exposure to loss. The maximum exposure to loss represents the Company's total investment in these entities. The Company's holdings in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Additionally, the Company may invest in other senior secured notes which are repaid based on available cash flows subject to priority of payments under each

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated CLO's governing documents. Investors in the CLOs generally have no recourse against the Company for any losses sustained in the capital structure of each CLO.

Investments in Non-Consolidated Variable Interest Entities

        The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct equity interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. There is no difference between the carrying value and fair value as investments in the non-consolidated VIEs are fair valued. The Company's interests and the Consolidated Funds' interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of September 30, 2014	As of December 31, 2013
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$19,497	$12,366
Maximum exposure to loss attributable to Consolidated Funds' investments in non-consolidated VIEs	$5,442	$96,223

Basis of Accounting

        The accompanying condensed consolidated financial statements are prepared in accordance with GAAP. Management has determined that the Company's Consolidated Funds are investment companies under GAAP for the purposes of financial reporting based on the following characteristics: the Consolidated Funds obtain funds from one or more investors and provides investment management services and the Consolidated Funds' business purpose and substantive activities are investing funds for returns from capital appreciation and/or investment income. Therefore, GAAP for an investment company requires investments to be recorded at fair value and the unrealized appreciation (depreciation) in an investment's fair value is recognized on a current basis in the Condensed Consolidated Statements of Operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these condensed consolidated financial statements, the Company has retained the specialized accounting guidance for the Consolidated Funds under GAAP.

        All of the investments held and CLO loan obligations issued by the Consolidated Funds are presented at their estimated fair values in the Company's Condensed Consolidated Statements of Financial Condition. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Company's Condensed Consolidated Statements of Financial Condition as equity appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

attributable to non-controlling interests in Consolidated Funds in the Condensed Consolidated Statements of Operations and equity appropriated for Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

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

Investments

        Investments include (a) fair value investments held by the Company and Consolidated Funds and (b) investments in loans receivable held by Consolidated Funds.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company records an allowance for loan losses based on management's judgment of the estimated potential credit impairment in the portfolio of loans receivable at an aggregate level. As part of this analysis, the Company reviews a number of factors for specific borrowers including the estimated value of any underlying collateral, compliance with financial covenants, the operating capabilities and financial trends of the borrowers, as well as overall current economic conditions affecting specific borrowers and the portfolio as a whole.

Goodwill and Intangible Assets

        The Company's finite-lived intangible assets consist of contractual rights to earn future management fees and performance fees from investment funds it acquires. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from approximately 1 to 10 years. Finite-lived intangible assets arise from the Company's acquisition of management contracts, which provide the right to receive future fee income. The purchase price is treated as an intangible asset and is amortized over the life of the contract. Amortization is included as part of general, administrative and other expense in the Combined and Consolidated Statements of Operations.

        The Company tests finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The Company uses a two-step process to evaluate impairment. The first step compares the estimated undiscounted future cash flow attributable to the intangible asset being evaluated with its carrying amount. The second step, used to measure the amount of potential impairment, compares the fair value of the intangible asset with its carrying amount.

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

        Goodwill is not amortized and is not deductible for income tax purposes. There have been no impairments of goodwill recorded as of September 30, 2014.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        Equity-based compensation expense is determined based on the fair value of the respective equity award on the grant date and is recognized on a straight-line basis over the requisite service period, with a corresponding increase in partners' capital. Fair value of the restricted units and phantom units was determined to be the prior day's closing price of common units. Certain restricted units are subject to a lock up provision that expires on the fifth anniversary of the IPO. The Company used Finnerty's average strike-price put option model to estimate the discount associated with this lack of marketability. The Company estimated the fair value of the options as of the grant date using Black-Scholes option pricing model.

        The Company is required to estimate the equity-based awards that management ultimately expect to vest and to reduce equity-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. The rate of future forfeitures is estimated based upon historical experience. Actual forfeitures in the future may differ. Equity-based compensation expense is adjusted, as necessary, for actual forfeitures so as to reflect expenses only for the portion of the award that ultimately vests. Management considers on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect the expected forfeiture rate.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        For the periods presented prior to the Reorganization, non-controlling interests in Ares Operating Group entities represent equity interests and net income attributable to various minority non-control oriented strategic investment partners, which were reflected as non-controlling interests in the Predecessor's historical results, as well as net income attributable to controlling interest in the predecessor. The net income attributable to controlling interest in the Predecessor, from January 1, 2014 to April 30, 2014, is presented as net income attributable to non-controlling interest in Ares Operating Group Entities.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred tax assets will not be realized. Current and deferred tax liabilities are reflected on a net basis in the Condensed Consolidated Statements of Financial Condition.

        The Company analyzes its tax filing positions in all U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits ("UTBs") is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company recognizes both accrued interest and penalties, where appropriate, related to UTBs in general, administrative and other expenses.

        Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

Income Allocation

        Income (loss) before taxes is allocated based on each partner's average daily ownership of the Ares Operating Group entities for each period presented. The net income attributable to Ares Management, L.P. for the nine months ended September 30, 2014, represents its average daily ownership of 37.95% from May 1, the IPO effective date, to September 30, 2014.

Financial Instruments

        The Company considered cash and cash equivalents, securities, receivables, equity-method investments, accounts payable, accrued expenses, other liabilities, debt obligations and assets and liabilities of the Consolidated Funds to be its financial instruments. The carrying amounts reported in the Condensed Consolidated Statements of Financial Condition for these financial instruments equal or closely approximate their fair values.

Earnings Per Common Unit

        Basic earnings per common unit are computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period. Income available to common unitholders represents net income applicable to Ares Management, L.P.

        Diluted earnings per unit is computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period, increased to include the

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

number of additional common units that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options to acquire units, unvested restricted units and AOG Units exchangeable for common units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per unit by application of the treasury stock method.

        Under the treasury stock method, if the average market price of a common unit increases above the option's exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding common units. The dilutive effect of awards is directly correlated with the fair value of the common units. However, the awards may be anti-dilutive when the market price of the underlying unit exceeds the option's exercise price. This result is possible because the compensation expense attributed to future services but not yet recognized is included as a component of the assumed proceeds upon exercise.

Recent Accounting Pronouncements

        In June 2013, FASB issued guidance to clarify the characteristics of an investment company and to provide guidance for assessing whether an entity is an investment company. Consistent with existing guidance for investment companies, all investments are to be measured at fair value including non-controlling ownership interests in other investment companies. There are no changes to the current requirements relating to the retention of specialized accounting in the consolidated financial statements of a non-investment company parent. The guidance is effective for interim and annual periods beginning after December 15, 2013. The Company adopted this guidance as of January 1, 2014, and the adoption did not have a material impact on its financial statements.

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

        In May 2014, the FASB issued guidance for recognizing revenue from contracts with customers. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition." Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period. Early application is not permitted. The Company continues to evaluate the impact this guidance will have on its financial statements.

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

        In August 2014, the FASB issued guidance to provide an alternative to fair value measurement for measuring the financial assets and the financial liabilities of a collateralized financing entity that is consolidated under Topic 810, "Consolidation." The guidance in this update was issued to address the fact that the fair value of a collateralized financing entity's financial assets may differ from the fair value of its financial liabilities even though the financial liabilities have recourse only to the financial assets. Under the new guidance, a reporting entity can elect to measure both the financial assets and the financial liabilities of that collateralized financing entity in its condensed consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The amendments are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company continues to evaluate the impact this guidance will have on its condensed consolidated financial statements.

        In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern. For each reporting period, management will be required to evaluate whether conditions or events exist that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

Business Combinations

        In June 2014, AM LLC acquired for $60.0 million in cash and $2.0 million of contingent consideration i) Keltic Financial Services LLC ("Keltic"), a commercial finance company headquartered in New York that provides asset based loans to small and middle market companies; and ii) the net assets of Keltic Financial Partners II, to which Keltic acted as the general partner. The Company allocated $38.0 million of

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. GOODWILL AND INTANGIBLE ASSETS (Continued)

the purchase price to the fair value of the acquired net assets, which were effectively contributed to ACF Finco I L.P., a limited partnership managed by a subsidiary of the Company. The remaining $24.0 million of the purchase price was recorded as goodwill, which may be modified subject to evaluating all provisions of the agreement. The financial results of ACF Finco I L.P. are included within the condensed consolidated financial statements presented herein.

        During the nine months ended September 30, 2014, the Company evaluated two leases assumed in connection with its acquisition of AREA Management Holdings, LLC ("AREA"). Based upon the existing terms of the acquired leases, the Company determined that the lease payments were in excess of current market conditions. The Company recorded an unfavorable lease liability of $3.6 million with a corresponding increase to goodwill. The unfavorable lease liability represents the discounted cash flows associated with the difference between the contractual lease payments and market-based lease payments. The unfavorable lease liability is amortized on a straight-line basis over the term of the lease agreements. The Company recorded unfavorable lease amortization of $0.4 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, that is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. The Company did not record any unfavorable lease amortization for the three and nine months ended September 30, 2013.

        In connection with the termination of certain management contracts within the Tradable Credit Group and Real Estate Group, the Company accelerated amortization expense by $0.3 million and $4.2 million for the three and nine months ended September 30, 2014, respectively, to remove the remaining carrying value of certain intangibles. During the nine months ended September 30, 2013, the Company recorded an impairment of $17.7 million to reduce the carrying value of the intangible assets within the Tradable Credit Group to their estimated fair value based on a reduction in expected future cash flows of the contracts due to changes in the estimated useful lives and discount rate.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS

        Investments are accounted for at fair value in accordance with the investment company guidance.

        The Company's investments are presented below:

	Fair value at		Fair value as a percentage of total investments at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Private Investment Partnership Interests:
AREA European Property Enhancement Program L.P.	$1,716	$1,735	1.1%	1.9%
AREA Sponsor Holdings LLC	38,089	31,560	24.5%	35.4%
Ares Capital Europe II (D), L.P.	13,715	—	8.8%	—
Ares Capital Europe II (E), L.P.	28	—	0.0%	—
Ares Corporate Opportunities Fund, L.P.(1)	901	1,009	0.6%	1.1%
Ares Corporate Opportunities Fund IV, L.P.	17,190	—	11.0%	—
Ares Credit Strategies Fund II, L.P.	616	1,998	0.4%	2.2%
Ares Credit Strategies Fund III, L.P.	19	—	0.0%	—
Ares Enhanced Loan Investment Strategy IX, L.P.	—	512	0.0%	0.6%
Ares European Credit Strategies Fund (C) L.P.	477	301	0.3%	0.3%
Ares European Real Estate Fund IV L.P.	510	—	0.3%	—
Ares Multi-Strategy Credit Fund V (H), L.P.	1,072	1,022	0.7%	1.1%
Ares Special Situations Fund I-B, L.P.	3	—	0.0%	—
Ares Special Situations Fund III, L.P.	26,310	24,253	16.9%	27.2%
Ares SSF Riopelle, L.P.	4,247	—	2.7%	—
Ares Strategic Investment Partners, L.P.	77	—	0.0%	—
Ares Strategic Investment Partners III, L.P.	2,733	2,714	1.8%	3.0%
Ares Strategic Real Estate Program—HHC, LLC	1,253	1,227	0.8%	1.4%
Resolution Life L.P.	45,348	21,846	29.2%	24.4%

Total private investment partnership interests (cost: $121,105 and $68,580 at September 30, 2014 and December 31, 2013, respectively)	154,304	88,177	99.1%	98.6%

Common Stock:
Ares Multi-Strategy Credit Fund, Inc.	87	89	0.1%	0.1%

Total common stock (cost: $100 and $100 at September 30, 2014 and December 31, 2013, respectively)	87	89	0.1%	0.1%

Corporate Bonds:
Ares Commercial Real Estate Corporation Convertible Senior Notes	1,177	1,172	0.8%	1.3%

Total corporate bond (cost: $1,150 and $1,150, at September 30, 2014 and December 31, 2013, respectively)	1,177	1,172	0.8%	1.3%

Total fair value investments (cost: $122,355 and $69,830 at September 30, 2014 and December 31, 2013, respectively)	$155,568	$89,438	100.0%	100.0%

(1)
Security represents the sole investment held by ACOF Co-Investors LLC.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

        Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
United States:
Fixed income securities:
Consumer discretionary	$3,146,108	$4,146,611	16.3%	20.0%
Consumer staples	155,265	338,735	0.8%	1.6%
Energy	506,836	535,857	2.6%	2.6%
Financials	579,538	544,879	3.0%	2.6%
Healthcare, education and childcare	1,071,758	1,176,418	5.5%	5.6%
Industrials	1,744,115	2,038,390	9.1%	9.8%
Information technology	640,941	542,377	3.3%	2.6%
Materials	443,423	463,864	2.3%	2.2%
Telecommunication services	1,250,454	1,153,691	6.4%	5.5%
Utilities	255,684	222,410	1.3%	1.1%

Total fixed income securities (cost: $9,922,821 and $11,071,982, at September 30, 2014 and December 31, 2013, respectively)	9,794,122	11,163,232	50.6%	53.6%

Equity securities:
Consumer discretionary	2,729,895	2,464,520	14.2%	11.9%
Consumer staples	414,046	201,059	2.1%	1.0%
Energy	186,485	193,946	1.0%	1.0%
Financials	7,239	6,172	0.0%	0.0%
Healthcare, education and childcare	428,770	296,817	2.2%	1.5%
Industrials	119,561	134,544	0.6%	0.6%
Materials	—	31	0.0%	0.0%
Partnership and LLC interests	69,047	41,001	0.4%	0.2%
Telecommunication services	15,792	51,921	0.1%	0.2%

Total equity securities (cost: $3,026,364 and $2,733,448 at September 30, 2014 and December 31, 2013, respectively)	3,970,835	3,390,011	20.6%	16.4%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Europe:
Fixed income securities:
Consumer discretionary	1,206,396	1,858,364	6.2%	8.9%
Consumer staples	249,540	175,440	1.3%	0.8%
Energy	24,547	4,906	0.1%	0.0%
Financials	349,054	322,355	1.8%	1.5%
Healthcare, education and childcare	331,718	410,726	1.7%	2.0%
Industrials	511,300	485,243	2.6%	2.3%
Information technology	188,339	140,976	1.0%	0.7%
Materials	295,788	328,867	1.5%	1.6%
Telecommunication services	827,797	944,800	4.3%	4.5%
Utilities	2,603	37,001	0.0%	0.2%

Total fixed income securities (cost: $4,066,285 and $4,747,808 at September 30, 2014 and December 31, 2013, respectively)	3,987,082	4,708,678	20.5%	22.5%

Equity securities:
Consumer discretionary	3,259	10,686	0.0%	0.1%
Consumer staples	797	668	0.0%	0.0%
Financials	—	—	0.0%	0.0%
Healthcare, education and childcare	28,874	28,607	0.1%	0.1%
Industrials	79	8,595	0.0%	0.0%
Materials	—	773	—	0.0%
Partnership and LLC interests	17,853	—	0.1%	—
Telecommunication services	5,064	1,524	0.0%	0.0%

Total equity securities (cost: $98,982 and $83,277 at September 30, 2014 and December 31, 2013, respectively)	55,926	50,853	0.2%	0.2%

Asia and other:
Fixed income securities:
Consumer discretionary	80,154	43,538	0.4%	0.2%
Financials	510,546	456,463	2.6%	2.2%
Healthcare, education and childcare	43,501	14,556	0.2%	0.1%
Information technology	—	22,012	0.0%	0.1%
Materials	—	15,885	0.0%	0.1%
Telecommunication services	22,717	81,978	0.1%	0.4%

Total fixed income securities (cost: $579,469 and $593,188, at September 30, 2014 and December 31, 2013, respectively)	656,918	634,432	3.3%	3.1%

Equity securities:
Consumer discretionary	94,889	—	0.5%	0.0%
Consumer staples	74,222	77,572	0.4%	0.4%
Healthcare, education and childcare	33,610	23,493	0.2%	0.1%
Materials	52,947	52,947	0.3%	0.3%
Partnership and LLC interests	11,949	—	0.1%	0.0%
Utilities	9,621	4,724	0.0%	0.0%

Total equity securities (cost: $182,893 and $135,631 at September 30, 2014 and December 31, 2013, respectively)	277,238	158,736	1.5%	0.8%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Canada:
Fixed income securities:
Consumer discretionary	119,808	121,132	0.6%	0.6%
Energy	86,235	87,469	0.4%	0.4%
Healthcare, education and childcare	79,202	104,464	0.4%	0.5%
Industrials	42,057	16,331	0.2%	0.1%
Materials	8,154	—	0.0%	0.0%
Telecommunication services	118,289	142,374	0.6%	0.7%

Total fixed income securities (cost: $461,278 and $480,231at September 30, 2014 and December 31, 2013, respectively)	453,745	471,770	2.2%	2.3%

Equity securities:
Consumer discretionary	639	892	0.0%	0.0%
Energy	10,237	51,187	0.1%	0.2%

Total equity securities (cost: $73,034 and $75,256 at September 30, 2014 and December 31, 2013, respectively)	10,876	52,079	0.1%	0.2%

Australia:
Fixed income securities:
Consumer discretionary	—	203	0.0%	0.0%
Energy	62,895	—	0.3%	0.0%
Industrials	41,879	99,376	0.2%	0.5%
Utilities	91,700	68,513	0.5%	0.3%

Total fixed income securities (cost: $200,337 and $169,831 at September 30, 2014 and December 31, 2013, respectively)	196,474	168,092	1.0%	0.8%

Equity Securities:
Telecommunication services	8,623	16,102	0.0%	0.1%
Utilities	5,495	9,353	0.0%	0.0%

Total equity securities (cost: $22,233 and $30,140 at September 30, 2014 and December 31, 2013, respectively)	14,118	25,455	0.0%	0.1%

Total fixed income securities	15,088,341	17,146,204	77.6%	82.3%

Total equity securities	4,328,993	3,677,134	22.4%	17.7%

Total investments, at fair value	$19,417,334	$20,823,338	100.0%	100.0%

Securities sold short, at fair value	$—	$(1,633)

        At September 30, 2014 and December 31, 2013, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company's total consolidated net assets.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        Certain investments of the Company and the Consolidated Funds are valued at NAV per share of the fund. In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. However, as of September 30, 2014 and December 31, 2013, the Company believes that NAV per share represents the fair value of the investments.

        The substantial majority of the Company's private commingled funds are closed-ended, and accordingly, do not permit investors to redeem their interest other than in limited circumstances that are beyond the control of the Company, such as instances in which retaining the interest could cause the investor to violate a law, regulation or rule. Investors in open-ended and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective constituent documents, over

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

periods ranging from one month to three years. In addition, separately managed investment vehicles for a single fund investor may allow such investors to terminate the fund at the discretion of the investor pursuant to the terms of the applicable constituent documents of such vehicle.

        In the absence of observable market prices, the Company values Level III investments using consistent valuation methodologies, typically market- or income-based approaches. The main inputs into the Company's valuation model for Level III securities include earnings multiples (based on the historical earnings of the issuer) and discounted cash flows. The Company may also consider original transaction price, recent transactions in the same or similar instruments, completed third-party transactions in comparable instruments and other liquidity, credit and market risk factors. The quarterly valuation process for Level III investments begins with each investment or loan being valued by the investment or valuation teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the investment team and other senior managers. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted. In connection with this process, the Company evaluates changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions and factors specific to the investment.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

        The tables below summarize the valuation of investments and other financial instruments by fair value hierarchy levels for the Company and Consolidated Funds as of September 30, 2014:

Investments of the Company

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$87	$—	$—	$87
Bonds	—	1,177	—	1,177
Partnership interests	—	—	154,304	154,304

Total investments, at fair value	87	1,177	154,304	155,568

Derivative assets, at fair value
Forward foreign currency contracts	—	6,270	—	6,270
Purchased option contracts	—	1,519	—	1,519

Total derivative assets, at fair value	—	7,789	—	7,789

Total	$87	$8,966	$154,304	$163,357

Derivative liabilities, at fair value
Interest rate contracts	$—	$(858)	$—	$(858)

Total derivative liabilities, at fair value	$—	$(858)	$—	$(858)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$590,615	$484,195	$3,153,914	$4,228,724
Bonds	—	1,255,124	624,184	1,879,308
Loans	—	11,907,215	723,879	12,631,094
Collateralized loan obligations	—	—	577,939	577,939
Partnership interests	—	—	98,849	98,849
Other	18	253	1,149	1,420

Total investments, at fair value	590,633	13,646,787	5,179,914	19,417,334

Derivative assets, at fair value
Credit contracts	—	178	—	178
Foreign exchange contracts	—	2,233	—	2,233
Other	—	1,357	1,746	3,103

Total derivative assets, at fair value	—	3,768	1,746	5,514

Total	$590,633	$13,650,555	$5,181,660	$19,422,848

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(6,549)	$—	$(6,549)
Credit contracts	—	(26,295)	—	(26,295)
Interest rate swaps	—	(198)	—	(198)
Other	—	—	(15,967)	(15,967)

Total derivative liabilities, at fair value	—	(33,042)	(15,967)	(49,009)
Loan obligations of CLOs(1)	—	—	(12,003,797)	(12,003,797)

Total	$—	$(33,042)	$(12,019,764)	$(12,052,806)

(1)
Ares Enhanced Loan Investment Strategy II, Ltd. has not elected to fair value its loan obligation and is therefore carried at cost of $627.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$166,535	$482,568	$2,958,232	$3,607,335
Bonds	—	1,576,942	2,052,984	3,629,926
Loans	—	11,868,584	1,058,635	12,927,219
Collateralized loan obligations	—	65,405	515,534	580,939
Partnership interests	—	—	41,001	41,001
Other	—	34,546	2,372	36,918

Total investments, at fair value	166,535	14,028,045	6,628,758	20,823,338

Derivative assets, at fair value
Interest rate contracts	—	8	—	8
Credit contracts	—	2,651	—	2,651
Equity contracts	—	179	—	179
Foreign exchange contracts	—	8,652	—	8,652
Other financial instruments	—	—	3,135	3,135

Total derivative assets, at fair value	—	11,490	3,135	14,625

Total	$166,535	$14,039,535	$6,631,893	$20,837,963

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(38,594)	$(899)	$(39,493)
Written options	—	(34)	—	(34)
Credit contracts	—	(25,754)	(1,633)	(27,387)
Interest rate swaps	—	(3,703)	(371)	(4,074)
Other financial instruments	—	(175)	(3,952)	(4,127)

Total derivative liabilities, at fair value	—	(68,260)	(6,855)	(75,115)
Loan obligations of CLOs(1)	—	—	(11,534,956)	(11,534,956)
Securities sold short, at fair value	—	(1,633)	—	(1,633)

Total	$—	$(69,893)	$(11,541,811)	$(11,611,704)

(1)
Ares Enhanced Loan Investment Strategy II, Ltd. has not elected to fair value its loan obligation and is therefore carried at cost of $239,201.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended September 30, 2014:

Investments of the Company	Partnership Interests
Balance, beginning of period	$137,185
Transfer in	8,326
Purchases(1)	12,650
Sales(2)	21,937
Realized and unrealized appreciation (depreciation), net	(25,794)

Balance, end of period	$154,304

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$709

Investments of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$3,385,380	$1,948,826	$47,327	$(13,202)	$5,368,331
Transfer in	5,850	286,663	10,387	—	302,900
Transfer out	(265,323)	(361,316)	(9,434)	—	(636,073)
Purchases(1)	32,369	285,935	44,526	11,631	374,461
Sales(2)	(3,383)	(201,384)	(298)	(5,314)	(210,379)
Accrued discounts/premiums	4,153	5,142	—	—	9,295
Realized and unrealized appreciation (depreciation), net	(5,133)	(37,863)	6,341	(6,187)	(42,842)

Balance, end of period	$3,153,913	$1,926,003	$98,849	$(13,072)	$5,165,693

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$(4,419)	$(22,500)	$6,340	$(13,770)	$(34,349)

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(2)
Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended September 30, 2013:

Investments of the Company	Partnership Interests
Balance, beginning of period	$24,944
Purchases(1)	46,837
Sales(2)	(21)
Realized and unrealized appreciation (depreciation), net	6,249

Balance, end of period	$78,009

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$6,231

Investments of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,232,164	$3,726,136	$6,105	$19,420	$5,983,825
Transfer in	10,166	220,208	—	—	230,374
Transfer out	—	(297,154)	—	—	(297,154)
Purchases(1)	162,209	212,787	16,187		391,183
Sales(2)	(23,214)	(779,041)	—	(9,777)	(812,032)
Accrued discounts/premiums	—	2,309	—	—	2,309
Realized and unrealized appreciation (depreciation), net	149,784	117,893	884	(7,401)	261,160

Balance, end of period	$2,531,109	$3,203,138	$23,176	$2,242	$5,759,665

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$75,181	$110,038	$—	$(3,614)	$181,605

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(2)
Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the nine months ended September 30, 2014:

Investments of the Company	Partnership Interests
Balance, beginning of period	$88,177
Investment in deconsolidated fund(3)	9,951
Transfer in	8,326
Purchases(1)	79,646
Sales(2)	(44,400)
Realized and unrealized appreciation (depreciation), net	12,604

Balance, end of period	$154,304

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$10,546

Investments of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,958,232	$3,627,153	$41,001	$(1,348)	$6,625,038
Deconsolidation of funds(3)	(140)	(378,397)	8,292	—	(370,245)
Transfer in	—	169,383	—	48	169,431
Transfer out	(310,821)	(246,073)	(8,326)	—	(565,220)
Purchases(1)	544,997	46,177	49,172	22,582	662,928
Sales(2)	(178,526)	(1,282,240)	(366)	(19,740)	(1,480,872)
Accrued discounts/premiums	5,607	14,061	—	1	19,669
Realized and unrealized appreciation (depreciation), net	134,564	(24,061)	9,076	(14,615)	104,964

Balance, end of period	$3,153,913	$1,926,003	$98,849	$(13,072)	$5,165,693

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$163,305	$(3,791)	$8,402	$(19,283)	$148,633

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(2)
Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.

(3)
Represents investment in Consolidated Fund that was deconsolidated during the period. Balance was previously eliminated upon consolidation and not reported as Level III investment.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the nine months ended September 30, 2013:

Investments of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$1,170	$21,695	$22,865
Transfer out	(1,170)	—	(1,170)
Purchases(1)	—	48,189	48,189
Sales(2)	—	(201)	(201)
Realized and unrealized appreciation, net	—	8,326	8,326

Balance, end of period	$—	$78,009	$78,009

Changes in unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$8,298	$8,298

Investments of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$1,978,138	$3,891,212	$35,416	$5,202	$5,909,968
Transfer in	74,572	217,083	—	—	291,655
Transfer out	—	(315,237)	—	—	(315,237)
Purchases(1)	262,711	844,521	16,326	—	1,123,558
Sales(2)	(33,677)	(1,400,131)	(29,239)	(34,633)	(1,497,680)
Accrued discounts/premiums	—	17,724	—	87	17,811
Realized and unrealized appreciation (depreciation), net	249,365	(52,034)	673	31,586	229,590

Balance, end of period	$2,531,109	$3,203,138	$23,176	$2,242	$5,759,665

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$166,661	$(34,601)	$673	$(8,031)	$124,702

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the nine months ended September 30, 2014 transfers from Level I to Level II included $15.4 million of restricted common stock received in exchange for an exchange-traded common equity investment upon the exercise of warrants and transfers from Level II to Level I included $13.7 million due to the removal of a restriction on the same security.

        The following table sets forth a summary of changes in the fair value of the Level III investments for the CLO loan obligations for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$11,534,956	$9,422,570
Equity appropriated for Consolidated Funds	2,524,312	3,309,986
Borrowings	87,140	79,859
Paydowns	(1,694,089)	(1,511,971)
Realized and unrealized gains, net	(448,522)	234,512

Balance, end of period	$12,003,797	$11,534,956

        The following tables summarize the quantitative inputs and assumptions used for the Company's Level III inputs as of September 30, 2014:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Assets
Partnership interests	$154,304	NAV	N/A	N/A

Total	$154,304

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds' Level III inputs as of September 30, 2014:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
Consumer discretionary	$3,259	EV market multiple analysis	EBITDA multiple	6.5x	6.5x
	1,035	Discounted cash flow	Yield to worst	14.5% - 15.4%	15.0%
	223,682	Market approach (comparable companies)	Book value multiple	1.8x - 2.0x	1.9x
	1,978,392	Market approach (comparable companies)	EBITDA multiple	7.0x - 15.0x	10.8x
	1,524	Market approach (comparable companies)	Option Pricing	N/A	N/A
	896	Other	Future distribution estimates	N/A	N/A
	1,467	Other	Volume weighted average price / illiquidity discount	15.0%	15.0%
	45,950	Recent transaction price(1)	N/A	N/A	N/A
	3,943	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Consumer staples	797	EV market multiple analysis	EBITDA multiple	7.9x	7.9x
	16,500	Market approach (comparable companies)	EBITDA multiple	7.0x	7.0x
	44,801	Market approach (comparable companies)	Net income multiple	9.0x	9.0x
Energy	144,602	Recent transaction price(1)	N/A	N/A	N/A
	10,237	Other	N/A	N/A	N/A
	5,000	Option Pricing Model	Volatility	N/A	N/A
Financials	7,239	EV market multiple analysis	EBITDA multiple	10.5x	10.5x
Healthcare, education, and childcare	28,874	EV market multiple analysis	EBITDA multiple	7.8x - 20.0x	13.5x
	427,686	Market approach (comparable companies)	EBITDA multiple	8.0x - 13.0x	11.3x
	33,610	Market approach (comparable companies)	Net income multiple	35.0x	35.0x
Industrials	79	Recent transaction price(1)	N/A	N/A	N/A
	119,496	Market approach (comparable companies)	EBITDA multiple	8.0x - 14.1x	10.3x
Materials	52,947	Market approach (comparable companies)	Net income multiple	8.0x - 10.0x	9.0x
Telecommunication services	446	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	554	EV market multiple analysis	EBITDA multiple	7.3x	7.3x
Fixed Income securities
Consumer discretionary	212,177	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	18,484	EV market multiple analysis	EBITDA multiple	6.5x - 14.3x	8.2x
	6,189	Income approach (other)	Yield	60.0%	60.0%
	118,761	Market approach (comparable companies)	Book value multiple	1.8x - 2.0x	1.9x
	15,400	Market approach (comparable companies)	EBITDA multiple	7.5x	7.5x
	86,524	Yield analysis	Market yield	2.5% - 18.7%	13.2%
Consumer staples	490	Discounted cash flow	Other	20.0%	20.0%
	782	Market approach (comparable companies)	EBITDA multiple	6.5x	6.5x
Energy	9,336	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	18,025	Recent transaction price(1)	N/A	N/A	N/A

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Financials	528,306	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	3,159	Discounted cash flow	Discount rate and Cumulative Loss Rate	16.6%, 9.8%	16.6%, 9.8%
	75,920	Discounted cash flow	Discount rate,	10.9%,	10.9%,
			Constant default rate,	2.0%,	2.0%,
			Recovery rate,	75.0%,	75.0%,
			prepayment rate	20%	20%
	220,166	Yield analysis	Market yield	10.5%	10.5%
	9,772	Recent transaction price(1)	N/A	N/A	N/A
Healthcare, education, and childcare	47,802	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,792	EV market multiple analysis	EBITDA multiple	20.0x	20.0x
	54,335	Yield analysis	Market yield	5.0% - 10.0%	8.0%
Industrials	69,702	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,835	Market approach (comparable companies)	Illiquidity premium	2.5%	2.5%
	4,460	Income approach (other)	Yield	4.7% - 5.0%	4.9%
	31,984	Market approach (comparable companies)	EBITDA multiple	9.4x - 14.1x	11.8x
	40,978	Yield analysis	Market yield	2.5% - 13.5%	9.3%
	5,173	Recent transaction price(1)	N/A	N/A	N/A
Information technology	39,025	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Materials	130,571	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	16,302	Market approach (comparable companies)	EBITDA multiple	6.8x - 17.2x	10.5x
	731	Market approach (comparable companies)	Recovery rate	2.5%	2.5%
Telecommunication services	150,719	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Partnership and LLC interests	98,849	NAV	N/A	N/A	N/A
Other
Healthcare, education, and childcare	1,084	Market approach (comparable companies)	EBITDA multiple	8.3x - 9.3x	8.8x
Industrials	65	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Derivative instruments of Consolidated Funds	1,746	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total assets	$5,181,660

Liabilities
Loans payable of Consolidated Funds:
Fixed income	$11,865,286	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	138,511	Market approach (other)	Other	N/A	N/A
Derivatives instruments of Consolidated Funds	15,967	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total liabilities	$12,019,764

(1)
Recent transaction price consists of securities purchased or restructured within the last nine months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables summarize the quantitative inputs and assumptions used for the Company's Level III inputs as of December 31, 2013:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Assets
Partnership interests	$88,177	NAV	N/A	N/A

Total	$88,177

        The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds' Level III inputs as of December 31, 2013:

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

(1)
Recent transaction price consists of securities purchased or restructured within the last nine months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        The significant unobservable inputs used in the fair value measurement of the Company's investments in fixed income securities are EBITDA and book value multiples, discount rates, prepayment rates, recovery rates, and market yields. Significant increases (decreases) in EBITDA and book value multiples and recovery rates, would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in prepayment rates and market yields would result in lower (higher) fair value measurements.

        The significant unobservable inputs used in the fair value measurement of the Company's loans payable are discount rates, default rates, prepayment rates and other. Significant increases (decreases) in discount rates or default rates in isolation would result in a significantly lower (higher) fair value measurement.

        For investments valued using NAV per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restriction of such investments as of September 30, 2014 is presented below:

Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Direct Lending Group	$26,803	$22,261	(1)(3)
Real Estate Group	41,568	36,627	(1)
Tradable Credit Group	97,645	81,864	(1)(2)(3)
Private Equity Group	87,137	121,457	(1)

Totals	$253,153	$262,209

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

(1)
Certain funds within these strategies are closed-ended and generally do not permit investors to redeem their interests. Distributions are received as the underlying investments are liquidated.

(2)
Certain funds within these strategies are open-ended and subject to a lock-up period of nine months after the closing date, after which an investor has the right to withdraw its capital. Distributions are received as the underlying investments are liquidated.

(3)
Certain funds within these strategies are separately managed investment vehicles, which may be redeemed only upon dissolution or liquidation of the fund at the discretion of the investor. Distributions are received as the underlying investments are liquidated.

6. LOANS HELD AS INVESTMENTS

Fair Value Disclosure of Financial Instruments Reported at Cost

        The following tables present the estimated fair value and carrying value of the Company's Consolidated Funds carried at cost, less an allowance for loan losses aggregated by the level in the fair value hierarchy as of September 30, 2014:

	Level I	Level II	Level III	Total	Carrying Value
Loans held for investments	$—	$—	$79,538	$79,538	$77,308

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

6. LOANS HELD AS INVESTMENTS (Continued)

        A summary of activity in loans held as investments is presented below:

Balance at acquisition date (June 3, 2014)	$—
Loan acquisition and origination	154,036
Allowance for loan losses	(2,230)
Principal repayment	(67,718)

Balance as of June 30, 2014	$84,088

Loan acquisition and origination	$215,292
Principal repayment	(222,072)

Balance as of September 30, 2014	$77,308

        The Company determines the fair value estimates of investments in loans receivable for fair value disclosures primarily using external valuation specialists. These valuation specialists take into account various factors including the estimated value of any underlying collateral, the borrower's financial performance as well as various qualitative factors.

        A summary of the changes in the allowance for loan losses is presented below:

Balance at acquisition date (June 3, 2014)	$—
Increase in allowance for loan losses	2,230

Balance as of June 30, 2014	$2,230

Increase in allowance for loan losses	$—
Balance as of September 30, 2014	$2,230

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

        The Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations; the primary risks managed by using derivative instruments are credit risk and foreign exchange risk. The Company's derivative instruments include warrants, currency options, purchased options, interest rate swaps and credit default swaps and forward contracts.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        By using derivatives, the Company and the Consolidated Funds are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset in the Condensed Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.

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

Qualitative Disclosures of Derivative Financial Instruments

        Derivative instruments are marked-to-market daily based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as a net change in unrealized appreciation (depreciation) on investments. Upon settlement of the instrument, the Company records net realized gain (loss) on investments in the Condensed Consolidated Statements of Operations.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Interest Rate Swaps

        The Company and the Consolidated Funds enter into interest rate swap contracts to mitigate their interest rate risk exposure to higher floating interest rates. Interest rate swaps represent an agreement between two counterparties to exchange cash flows based on the difference in two interest rates, applied to the notional principal amount for a specified period. The payment flows are generally netted, with the difference being paid by one party to the other. The interest rate swap contracts effectively mitigate the Company's exposure to interest rate risk by converting a portion of the Company's floating-rate debt to a fixed-rate basis.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Quantitative Disclosures of Derivative Financial Instruments

        The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of September 30, 2014 and December 31, 2013. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis in derivative assets or derivative liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of September 30, 2014
			Liabilities
	Assets
				Fair Value
The Company	Notional(1)	Fair Value	Notional(1)
Interest rate contracts	$—	$—	$250,000	$858
Foreign exchange contracts	165,729	7,789	—	—

Total derivatives, at fair value	$165,729	$7,789	$250,000	$858

	As of September 30, 2014
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$34,000	$—	$33,000	$198
Credit contracts	—	178	16,400	26,295
Foreign exchange contracts	39,399	2,233	178,435	6,549
Other financial instruments	6,969	3,103	108,270	15,967

Total derivatives, at fair value	80,368	5,514	336,105	49,009

Warrants—equity(2)	84,678	1,419	—	—

TOTAL	$165,046	$6,933	$336,105	$49,009

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        The following tables present a summary of net realized gain (loss) and unrealized appreciation (depreciation) on derivative instruments for the three and nine months ended September 30, 2014 and 2013, and the corresponding line item where these changes are presented within the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30, 2014
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(345)	$—	$(345)
Foreign currency forward contracts	—	1,074	1,074

Net realized gain (loss) on investments	$(345)	$1,074	$729

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$751	$751
Swaps	561	—	561
Foreign currency forward contracts	—	6,104	6,104

Total net change in unrealized appreciation (depreciation) on investments	$561	$6,855	$7,416

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Three Months Ended September 30, 2014
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(2,292)	$7	$—	$(2,285)
Written options	—	—	—	(7)	—	(7)
Swaps	27	918	—	—	(4,732)	(3,787)
Interest rate caps/floor	277	—	—	—	—	277
Warrants(1)	—	—	751	—	—	751
Foreign currency forward contracts	—	—	—	45	—	45

Total net realized gain (loss) on investments of Consolidated Funds	$304	$918	$(1,541)	$45	$(4,732)	$(5,006)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$574	$1,170	$118	$1,862
Swaps	1,114	3,356	—	520	(829)	4,161
Interest rate caps/floor	276	—	(233)	—	—	43
Warrants(1)	—	—	(731)	—	—	(731)
Foreign currency forward contracts	—	—	(2,646)	(1,590)	533	(3,703)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$1,390	$3,356	$(3,036)	$100	$(178)	$1,632

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Three Months Ended September 30, 2013
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(319)	$—	$(319)
Foreign currency forward contracts	—	(280)	(280)

Net realized gain (loss) on investments	$(319)	$(280)	$(599)

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(431)	$(431)
Swaps	(713)	—	(713)
Foreign currency forward contracts	—	(3,219)	(3,219)

Total net change in unrealized appreciation (depreciation) on investments	$(713)	$(3,650)	$(4,363)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Three Months Ended September 30, 2013
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(379)	$27	$—	$(352)
Written options	—	—	—	2,828	—	2828
Swaps	(16,614)	6,467	(33,279)	24,272	695	(18,459)
Interest rate caps/floor	(879)	—	—	—	—	(879)
Warrants(1)	—	—	(2,705)	—	—	(2,705)
Foreign currency forward contracts	—	—	—	17,722	—	17,722

Total net realized gain (loss) on investments of Consolidated Funds	$(17,493)	$6,467	$(36,363)	$44,849	$695	$(1,845)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$(783)	$(1,930)	$171	$(2,542)
Written options	—	—	—	(122)	—	(122)
Swaps	(13,558)	6,090	(6,511)	(15,669)	1,122	(28,526)
Interest rate caps/floor	257	—	—	(234)	—	23
Warrants(1)	—	—	12,313	—	—	12,313
Foreign currency forward contracts	—	—	—	(13,940)	—	(13,940)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$(13,301)	$6,090	$5,019	$(31,895)	$1,293	$(32,794)

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Nine Months Ended September 30, 2014
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(1,027)	$—	$(1,027)
Foreign currency forward contracts	—	(1,449)	(1,449)

Net realized gain (loss) on investments	$(1,027)	$(1,449)	$(2,476)

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$692	$692
Swaps	396	—	396
Foreign currency forward contracts	—	7,587	7,587

Total net change in unrealized appreciation (depreciation) on investments	$396	$8,279	$8,675

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Nine Months Ended September 30, 2014
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(7,455)	$347	$—	$(7,108)
Written options	—	—	—	(123)	—	(123)
Swaps	(482)	(16,779)	—		(2,265)	(19,526)
Interest rate caps/floor	276	—	—	—	—	276
Warrants(1)	—	—	3,456	—	—	3,456
Foreign currency forward contracts	—	—	—	(17,935)	—	(17,935)

Total net realized gain (loss) on investments of Consolidated Funds	$(206)	$(16,779)	$(3,999)	$(17,711)	$(2,265)	$(40,960)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$946	$(285)	$(67)	$594
Written options	—	—	—	(402)	—	(402)
Swaps	1,565	4,150	—	518	(1,299)	4,934
Interest rate caps/floor	269	—	—	—	—	269
Warrants(1)	—	—	(13,044)	—	—	(13,044)
Foreign currency forward contracts	—	—	(2,646)	12,350	534	10,238

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$1,834	$4,150	$(14,744)	$12,181	$(832)	$2,589

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Nine Months Ended September 30, 2013
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized loss on investments
Swaps	$(922)	$—	$(922)
Foreign currency forward contracts	—	1,051	1,051

Net realized loss on investments	$(922)	$1,051	$129

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(354)	$(354)
Swaps	1,117	—	1,117
Foreign currency forward contracts	—	(1,805)	(1,805)

Total net change in unrealized appreciation (depreciation) on investments	$1,117	$(2,159)	$(1,042)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the Nine Months Ended September 30, 2013
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(5,541)	$367	$—	$(5,174)
Written options	—	—	—	2,712	—	2,712
Swaps	(17,123)	(11,230)	(33,279)	24,272	3,162	(34,198)
Interest rate caps/floor	(879)	—	—	—	—	(879)
Warrants(1)	—	—	—	—	—	—
Foreign currency forward contracts	—	—	—	(258)	—	(258)

Total net realized gain (loss) on investments of Consolidated Funds	$(18,002)	$(11,230)	$(38,820)	$27,093	$3,162	$(37,797)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$(411)	$(3,385)	$(14)	$(3,810)
Written options	—	—	—	(524)	—	(524)
Swaps	(13,107)	6,884	(6,511)	(15,671)	652	(27,753)
Interest rate caps/floor	249	—	—	—	—	249
Warrants(1)	—	—	—	—	—	—
Foreign currency forward contracts	—	—	—	—	—	—

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$(12,858)	$6,884	$(6,922)	$(19,580)	$638	$(31,838)

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within the investment, at fair value footnote.

        The table below sets forth the rights of setoff and related arrangements associated with the Company's derivative and other financial instruments as of September 30, 2014 and December 31, 2013. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivative and Other Instruments of the Company as of September 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Net Amount
Assets:
Derivatives	$3,771	$(4,018)	$7,789	$—	$7,789

Total	3,771	(4,018)	7,789	—	7,789

Liabilities:
Derivatives	3,160	4,018	(858)	—	(858)

Total	3,160	4,018	(858)	—	(858)

Grand Total	$6,931	$—	$6,931	$—	$6,931

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

        The table below sets forth the rights of setoff and related arrangements associated with the Consolidated Funds' derivative and other financial instruments as of September 30, 2014 and December 31, 2013. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Derivative and Other Instruments of the Consolidated Funds as of September 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets:
Derivatives	$15,746	$10,232	$5,514	$1,544	$(737)	$4,707

Total	15,746	10,232	5,514	1,544	(737)	4,707

Liabilities:
Derivatives	(59,241)	(10,232)	(49,009)	(1,544)	(25,035)	(22,430)

Total	(59,241)	(10,232)	(49,009)	(1,544)	(25,035)	(22,430)

Grand Total	$(43,495)	$—	$(43,495)	$—	$(25,772)	$(17,723)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

8. DEBT

        Debt represents the (a) credit facility of the Company, (b) term note of AHI, which was paid off prior to the Reorganization (c) promissory notes issued in connection with an acquisition, (d) loan obligations of the consolidated CLOs and (e) credit facilities of the Consolidated Funds. The Company has elected to measure the loan obligations of the consolidated CLOs at fair value and reflect the credit facilities of the Company and Consolidated Funds at cost.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

at a rate of 0.25% per annum. The Company repaid $163.3 million of outstanding borrowings under the credit facility from proceeds of the IPO on May 7, 2014.

        On June 27, 2014, the Company's corporate credit rating improved, resulting in a reduction of 0.25% in both base rate and LIBOR margins. Base rate loans now bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans now bear interest calculated based on LIBOR rate plus 1.50%. Unused commitment fees were reduced to a rate of 0.20% per annum.

        As of September 30, 2014 and December 31, 2013, the Company had $150.0 million and $121.3 million, respectively, outstanding under its credit facility that are presented as debt obligations on the Condensed Consolidated Statements of Financial Condition. Interest expense of $1.1 million and $1.8 million incurred for the three months ended September 30, 2014 and 2013, respectively, and $3.7 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively, is included in interest expense in the Condensed Consolidated Statements of Operations.

Term Note of AHI

        On December 18, 2012, AHI borrowed $55.0 million under a term note with a financial institution. Interest was paid quarterly and accrued at the Company's option, at a rate of LIBOR plus 1.75% or Prime Rate plus 0.75% per annum. Principal was payable in seven consecutive quarterly installments with increasing principal payments, commencing on January 15, 2013 and continuing up to and including June 15, 2014. The Company repaid this term note on March 20, 2014; therefore, no balance was outstanding as of September 30, 2014. As of December 31, 2013, the principal outstanding under this term note was $11.0 million. The term note was secured by account balances on deposit with the same financial institution. AHI remained in compliance with all provisions of the term note. There was no interest expense for the three months ended September 30, 2014, and $0.3 million for the three months ended September 30, 2013. Interest expense of $0.1 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively, is included in the Condensed Consolidated Statements of Operations.

Promissory Notes of the Company

        On July 1, 2013, in connection with the AREA acquisition, the Company entered into two promissory notes in the principal amounts of $13.7 million and $7.2 million, with two former AREA partners. The maturity date of the notes is July 1, 2016. Beginning on July 1, 2014, the notes will be repaid in three equal annual principal payments of approximately $4.6 million and $2.4 million, respectively. Interest accrues at a per annum rate equal to LIBOR plus 4.00%. As of September 30, 2014, an aggregate of $13.9 million was outstanding under the two notes, presented as debt obligations in the Condensed Consolidated Statements of Financial Condition. Interest expense of $0.1 million and $0.6 million for the three month and nine months ended September 30, 2014, respectively, is included in the Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        As of September 30, 2014 and December 31, 2013, the following loan obligations were outstanding and classified as liabilities:

	As of September 30, 2014
	Loan Obligations	Market Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$11,463,341	$10,989,409	9.17
Subordinated notes / preferred shares(2)	1,548,017	920,136	9.61

Total loan obligations of Consolidated CLOs	13,011,358	11,909,545

Type of Facility	Total Facility (Capacity)	Loan Obligations	Market Value of Loan Obligations	Effective Rate	Commitment Fee	Maturity Date
Revolvers of Consolidated CLOs
Revolving credit line	$46,934	$46,934	$46,794	0.49%	0.17%	04/16/21
Revolving credit line	48,510	48,510	48,085	0.43%	0.17%	10/11/21

Total revolvers of Consolidated CLOs		95,444	94,879

Total notes payable and credit facilities of Consolidated CLOs		$13,106,802	$12,004,424

(1)
Weighted average interest rate of 2.69%.

(2)
The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        Loan obligations of the Consolidated CLOs are collateralized by the assets held by the Consolidated CLOs, consisting of cash and cash equivalents, corporate loans, corporate bonds and other securities. The assets of one Consolidated CLO may not be used to satisfy the liabilities of another Consolidated CLO. Loan obligations of the Consolidated CLOs include floating rate notes, deferrable floating rate notes, revolving lines of credit, and subordinated notes. Amounts borrowed under the notes are repaid based on available cash flows subject to priority of payments under each Consolidated CLO's governing documents. The Company has elected to apply the fair value option to all of the loan obligations of the Consolidated CLOs, with the exception of the loan obligation of Ares Enhanced Loan Investment Strategy II, Ltd., which is carried at cost as the Company has retained the Consolidated CLO's presentation as a result of investor preference.

Credit Facilities of the Consolidated Funds

        Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

Funds' limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of these entities have no recourse to the Company. As of September 30, 2014 and December 31, 2013, the Consolidated Funds were in compliance with all financial and non-financial covenants under such credit facilities.

        The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of September 30, 2014:

Type of Facility	Total Facility (Capacity)	Outstanding Loan(1)	Effective Rate	Commitment Fee	Maturity Date
Short-term borrowings of Consolidated Funds
Credit facility	$25,000	$—	LIBOR + 1.75%	0.30%	06/06/15
Credit facility	25,000	—	LIBOR + 2.00%	0.30%	06/30/15

Total short-term borrowings of Consolidated Funds		—

Long-term borrowings of Consolidated Funds
Credit facility	150,000	40,500	LIBOR + 2.25%	0.25%	06/04/18
Notes payable	16,400	16,400	LIBOR + 2.20%	N/A	10/15/15
Notes payable	1,500,000	772,744	LIBOR + 1.65%	0.75%	09/19/18

Total long-term borrowings of Consolidated Funds		829,644

Total borrowings of Consolidated Funds		$829,644

(1)
The market values of the long term notes approximate the current carrying value that is tied to the LIBOR rate.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Loan Obligations of the Consolidated Mezzanine Debt Funds

        Loan obligations of consolidated mezzanine debt funds represent amounts due to holders of debt securities issued by Ares Institutional Loan Fund B.V. (the "AILF Master Fund"), a Netherlands limited liability company. The AILF Master Fund issued Class A, Class B and Class C participating notes that have equal rights and privileges, except with respect to management fees and the performance fee that are applicable to only the Class A participating notes. These participating notes are redeemable debt instruments that do not have a stated interest rate or fixed maturity date. The AILF Master Fund may cause any holders to redeem all or any portion of such notes at any time upon at least five days prior

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

written notice for any reason or no reason. A participating note holder may withdraw all or some of its notes as of the last business day of each calendar month by providing at least 30 days prior written notice. The holders of these participating notes have the right to receive the AILF Master Fund's first gains and the obligation to absorb the AILF Master Fund's first losses. As of September 30, 2014 and December 31, 2013, outstanding loan obligations of the consolidated mezzanine debt funds were $329.7 million and $323.2 million, respectively, and are presented as mezzanine debt in the Condensed Consolidated Statements of Financial Condition. The residual interests of the consolidated mezzanine debt funds are carried at cost plus accrued interest. The mezzanine funds are collateralized by all of the assets of the AILF Master Fund with no recourse to the Company.

9. REDEEMABLE AND NON-CONTROLLING INTERESTS

        The following table sets forth a summary of changes in the redeemable interests in Ares Operating Group Entities and redeemable interest in Consolidated Funds as of the nine months ended September 30, 2014 and the year ended December 31, 2013:

	As of September 30, 2014	As of December 31, 2013
Redeemable interests in Consolidated Funds
Redeemable non-controlling interests in Consolidated Funds, beginning of period	$1,093,770	$1,100,108
Net income attributable to redeemable, non-controlling interests in Consolidated Funds	33,455	137,924
Contributions from redeemable, non-controlling interests in Consolidated Funds	30,408	—
Distributions to redeemable, non-controlling interests in Consolidated Funds	(61,534)	(143,378)
Currency translation adjustment attributable to redeemable, non-controlling interests in Consolidated Funds	—	(884)

Equity Balance Post—Reorganization	$1,096,099	$1,093,770
Net income attributable to redeemable, non-controlling interests in Consolidated Funds	(6,688)	—
Contributions from redeemable, non-controlling interests in Consolidated Funds	—	—
Distributions to redeemable, non-controlling interests in Consolidated Funds	(26,190)	—

Ending Balance	$1,063,221	$1,093,770

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

9. REDEEMABLE AND NON-CONTROLLING INTERESTS (Continued)

	As of September 30, 2014	As of December 31, 2013
Redeemable interests in Ares Operating Group Entities
Redeemable interests in Ares Operating Group Entities, beginning of period	$40,751	$30,488
Net income attributable to redeemable interests in Ares Operating Group Entities	164	2,451
Contributions from redeemable interests in Ares Operating Group Entities	—	3,712
Distributions to redeemable interests in Ares Operating Group Entities	(1,313)	(4,641)
Currency translation adjustment attributable to redeemable interests in Ares Operating Group Entities	9	13
Revaluation of redeemable interest	—	8,437
Equity compensation	234	291
Tandem award compensation adjustment	(15,898)	—

Equity Balance Post—Reorganization	$23,947	$40,751
Issuance cost	(124)	—
Net income attributable to redeemable interests in Ares Operating Group Entities	409	—
Currency translation adjustment attributable to redeemable interests in Ares Operating Group Entities	(10)	—
Distributions	(195)
Equity compensation	48	—
Allocation of contributions in excess of the carrying value of the net assets (dilution)	910	—

Ending Balance	$24,985	$40,751

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

9. REDEEMABLE AND NON-CONTROLLING INTERESTS (Continued)

        The following table sets forth a summary of changes in the non-controlling interest in Ares Operating Group Entities for the nine months ended September 30, 2014:

	Non-controlling interest in Predecessor
							Total Non- Controlling Interest in Ares Operating Group Entities
	Members' Equity	Common Stock (B shares)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest in Ares Operating Group Entities
Balance at December 31, 2013	$109,992	$0	$57,842	$(417)	$314	$—	$167,731
Distributions	(46,534)	—	(3,908)	—	—	—	(50,442)
Net income	6,836	—	—	(3,589)	—	—	3,247
Currency translation adjustment		—	—	—	404	—	404
Equity compensation	3,346	—	9,133	—	—	—	12,479
Tandem award compensation adjustment	864	—	608	(230)	—	—	1,242
Net effect of Reorganization, including contribution of AOG Units for common units	(74,504)	(0)	(63,675)	4,236	(718)	332,575	197,914

Equity Balance Post—Reorganization	—	—	—	—	—	332,575	332,575
Issuance costs	—	—	—	—	—	(17,480)	(17,480)
Allocation of contributions in excess of the carrying value of the net assets (dilution)	—	—	—	—	—	128,536	128,536
Distributions	—	—	—	—	—	(30,050)	(30,050)
Net income	—	—	—	—	—	58,211	58,211
Equity compensation	—	—	—	—	—	6,775	6,775
Currency translation adjustment	—	—	—	—	—	(1,959)	(1,959)

	$—	$—	$—	$—	$—	$476,608	$476,608

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        On July 30, 2014, AM LLC agreed to provide credit support to a new $75 million credit facility, (the "Guaranteed Facility") entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation (NYSE: ACRE) ("ACRE") with a national banking association. AM LLC is the parent entity to ACRE's external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations, outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) among other things, in the event that AM LLC's corporate credit rating is downgraded to below investment grade. ACRE will pay AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburse AM LLC for its out-of-pocket costs and expenses in connection with the transaction. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interest in its principal lending holding entity to support the $75 million revolving credit facility. The Company's maximum exposure to loss shall not exceed $75 million plus accrued interest. As of September 30, 2014, the Company recorded $1.3 million as a receivable in connection with the credit support that is based on the present value of discounted expected cash flows. This receivable is included in due from affiliates in the Condensed Consolidated Statements of Financial Condition.

        In connection with providing credit support, the Company also recorded the fair value of this guarantee in the amount of $1.6 million within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition for the period ended September 30, 2014. The fair value of this guarantee was determined by an independent third-party valuation firm using a market-based approach and a discounted cash flow model using a discount rate of 1.97% as the primary input. As of September 30, 2014, the total outstanding balance under the Guaranteed Facility was $55.0 million. The Company believes the likelihood of default by the ACRE subsidiary to be remote. The Company recognized $0.3 million in connection with the guarantee for the three and nine months ended September 30, 2014, which is included in other income (expense), net in the Condensed Consolidated Statements of Operations.

Performance Fees

        Performance fees from certain limited partnerships are subject to reversal in the event that the funds incur future losses. The reversal is limited to the extent of the cumulative performance fees received to date. If all of the existing investments became worthless, the amount of cumulative revenues that had been received by the Company would be returned less the income taxes paid thereon. Management believes the possibility of all of the investments becoming worthless is remote. The Company may be liable to repay certain limited partnerships for previously received performance fees. This obligation is generally referred to as a clawback. At September 30, 2014 and December 31, 2013, if the Company assumed all existing investments were valued at $0, the amount of performance fees subject to potential clawback, net of tax, which may differ from the recognition of revenue, would have been approximately $297.9 million and $346.4 million, respectively, of which approximately $241.7 million and $280.5 million, respectively, is reimbursable to the Company by certain professionals. If the funds were liquidated at their then current

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

10. COMMITMENTS AND CONTINGENCIES (Continued)

fair values as of September 30, 2014 and December 31, 2013, there would be no event of clawback. For all periods presented, the Company did not accrue any expense or record a liability associated with the clawback obligation.

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

        The Company also has entered into agreements to provide administrative services which are eligible for reimbursement from related parties, including Ares Capital Corporation (Nasdaq: ARCC) ("ARCC"), ACRE, Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC), Ares Multi-Strategy Credit Fund, Inc. (NYSE: ARMF), Ivy Hill Asset Management, L.P., European Senior Secured Loan Programme S.à.r.l., and ACF FinCo I L.P.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

        The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of September 30, 2014	As of December 31, 2013
Due from affiliates:
Management fees receivable from non-consolidated funds	$109,241	$91,917
Payments made on behalf of and amounts due from non-consolidated funds	24,245	17,003

Due from affiliates—Company	$133,486	$108,920

Amounts due from non-consolidated funds	$11,104	$2,010

Due from affiliates—Consolidated Funds	$11,104	$2,010

Due to affiliates:
Management fee rebate payable to non-consolidated funds	$13,248	$28,715
Payments made by non-consolidated funds on behalf of and amounts due from the Company	3,645	3,975

Due to affiliates—Company	$16,893	$32,690

Amounts due to non-consolidated funds	$2,514	$2,695

Due to affiliates—Consolidated Funds	$2,514	$2,695

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

12. INCOME TAXES (Continued)

and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes imposed on AHI's and Domestic Holdings' earnings is included in the Company's tax provision. The Company's tax provision also includes entity level income taxes incurred by certain affiliated funds and co-investment entities that are consolidated in these financial statements. The Company had $2.4 million and $4.8 million income tax expense for the three months ended September 30, 2014 and 2013, respectively, and $0.9 million and $35.6 million income tax expense for the nine months ended September 30, 2014 and 2013, respectively.

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

        Holders of AOG Units may exchange their AOG Units for common units on a one for one basis after the second anniversary of the date of the closing of the IPO (provided that Alleghany may exchange up to half of its AOG Units from and after the first anniversary of the IPO), subject to any applicable transfer restrictions and other provisions. The Company applies the "if-converted" method to determine the dilutive weighted-average partnership units represented by these contingently issuable common units, assuming September 30, 2014 represents the end of contingency period.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

        The treasury stock method is used to calculate incremental units on potentially dilutive common units resulting from options and unvested restricted units granted under the 2014 Equity Incentive Plan. Potentially dilutive securities representing an incremental 4,132,369 restricted units and 24,706,793 options for the three months ended September 30, 2014, and 4,182,466 restricted units and 24,706,793 options for the period from May 1, 2014 to September 30, 2014 were excluded from the computation of diluted earnings per common unit for the period because their effect would have been antidilutive.

        The following table presents the computation of basic and diluted earnings per common unit:

	Three months ended September 30, 2014		May 1, 2014 through September 30, 2014
(Dollars in thousands, except per unit amounts)	Basic	Diluted	Basic	Diluted
Net income attributable to Ares Management, L.P.	$13,971	$13,971	$31,815	$31,815

Net income available to common unitholders	$13,971	$13,971	$31,815	$31,815

Basic weighted-average common units	80,667,664	80,667,664	80,171,855	80,171,855
Effect of dilutive units:
Restricted units	—	696,314	—	646,217
Options	—	—	—	—
Contingently issuable common units	—	—	—	—

Diluted weighted-average common units	80,667,664	81,363,978	80,171,855	80,818,072

Earnings per common unit	$0.17	$0.17	$0.40	$0.39

14. EQUITY COMPENSATION

        Prior to the IPO, the Company historically issued various profit interests and membership interests to pools of certain professionals that provide for the participation in the profits of APMC and/or proceeds of certain capital events. Unless otherwise stated, the grant date fair value of each award or respective membership interest was determined by an independent third-party valuation firm. These awards are referred to as Ares Employee Participation ("AEP") plans and are described below:

Ares Employee Participation LLC ("AEP") Interests

        AEP I and AEP II Profit Interests—AEP I Profit Interests represent a 3.3% profit interest in APMC and AEP II Profit Interests represent an aggregate of 4.64% profit interest in APMC, issued to a pool of

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

professionals to participate in the profits of APMC and proceeds of certain capital events. The AEP I Profit Interest and AEP II Profit Interest vest over five years from the grant dates, subject to the professionals' continuous service with the Company through vesting dates.

        Exchanged AEP Awards—Represents (a) a 2% indirect membership interest in each of AMH LLC and AIH LLC and (b) a 2.2% profit interest to participate in the proceeds of certain capital events (collectively, "Exchanged AEP Awards"). The Exchanged AEP Awards vest over 17 months from the grant date, subject to the professional's continuous service with the Company through the vesting date.

        AEP IV and AEP VI—Represent awards that vest on the occurrence of (a) a sale, exchange or other transfer of the business of Ares that is not in the ordinary course of business or to another controlled affiliate of Ares or (b) any other similar transaction deemed a capital event in the sole discretion of the manager of the awards ("Capital Event"). The holders of the awards will be entitled to newly issued partnership interests as a result of the Capital Event. The occurrence of a Capital Event is considered a performance condition. Since Capital Events are defined at the discretion of the manager and represent events for which external factors and uncertainties make it difficult to establish a probability of occurrence prior to the consummation date or effective date, the Company had not deemed a Capital Events to be probable until consummated or effective. As such, the Company had not recorded compensation expenses in connection with these awards as no Capital Event occurred prior to May 1, 2014.

        Indicus—Represents (a) a 0.5% membership interest in each of Ares Holdings LLC ("AH LLC") and AI (the "Indicus Membership Interest") and (b) a right to receive a 1.14% profit interest to participate in the proceeds of certain capital events (the "Indicus Profit Interest") issued in connection with the Indicus acquisition to the principals who sold their interests in Indicus (the "Indicus Partners").

        The Indicus Membership Interest vests over five years from the Indicus acquisition date, subject to the Indicus Partners' continuous employment or service with the Company through such date. The Indicus Membership Interest is subject to certain forfeiture provisions and the Indicus Partners have a right to exercise a put option during the six-month period ending on August 16, 2016. If all of the Indicus Partners were to exercise their put options, the aggregate settlement amount would be $20.0 million as of September 30, 2014.

        The grant date fair value of the equity compensation put option feature associated with the Indicus Membership Interest was determined using an option pricing model utilizing a five-year term, a risk-free rate of 0.91%, a strike price of $20.0 million and an expected volatility of 45.5%.

        The grant date fair value of the Indicus Profit Interest was $5.5 million as determined using the Black-Scholes option pricing model utilizing a seven-year term, a risk-free rate of 0.4%, a minimum strike price of $46.0 million and an expected volatility of 47.6%. This fair value was fixed as of the grant date and was being expensed ratably over the three years vesting period. The Indicus Profit Interest is automatically cancelled on the seventh anniversary of the Indicus acquisition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        AREA Membership Interest—Represents 1.2% membership interest ("AREA Membership Interest") issued by the Company to a group of former AREA partners who joined the Company in connection with the acquisition of AREA on July 1, 2013. The AREA Membership Interest will be generally 50% vested on the first anniversary of issuance and 100% vested on the second anniversary of issuance. The fair value of these awards was determined using a recent market transaction at the time of determination.

        The following summarizes the grant date fair value associated with each equity award issued prior to May 1, 2014, as well as the expense recognized for each period presented:

		Equity Compensation Expenses Recognized, Net of Forfeitures
						Unrecognized Compensation Expenses
		Three Months ended September 30,		Nine Months ended September 30,
	Grant Date Fair Value					April 30, 2014
		2014	2013	2014	2013
AEP I Profit Interest	$38,400	$—	$—	$—	$—	$—
AEP II Profit Interests	33,423	—	1,504	14,714	4,512	12,709
AEP IV Profit Interests	10,657	—	—	10,657	—	10,657
AEP VI Profit Interests	9,047	—	—	9,047	—	9,047
Exchanged AEP Awards	68,607	—	3,236	—	9,708	—
Indicus
— Membership Interest	20,700	—	1,167	11,913	3,448	10,532
— Profit Interest	5,464	—	455	(3,871)	1,366	—
AREA Membership Interest	25,381	—	2,343	20,678	2,343	17,555

Total	$211,679	$—	$8,705	$63,138	$21,377	$60,500

Conversion and Vesting of AEP awards

        On May 1, 2014, in connection with the Reorganization, certain existing interests held by APMC, on behalf of certain of the Company's co-founders and senior professionals under AEP plans, that represent less than a full equity interest in the Predecessors were converted into AOG Units and were immediately vested and expensed in full. There was no change in the fair value of these converted interests as a result of the acceleration in vesting; however, the Indicus Profit Interest was cancelled. In connection with this cancellation, the Company reversed expense of $4.3 million. As a result, the Company recognized one-time compensation expense of $56.2 million related to vesting and cancellation of these awards in the nine months ended September 30, 2014.

Ares Management, L.P. 2014 Equity Incentive Plan

        In connection with the IPO, the board of directors of the general partner of Ares Management, L.P. (the "Board") adopted the Equity Incentive Plan. Under the Equity Incentive Plan, the Company granted

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash.

        Equity-based compensation expense, net of assumed forfeitures is included in the following table:

	Three Months Ended September 30, 2014	For the period from May 1, 2014 through September 30, 2014
Restricted units	$3,130	$4,889
Options	3,905	6,136
Phantom units	485	924

Equity-based compensation expense	$7,520	$11,949

Restricted Units

        Each restricted unit represents an unfunded, unsecured right of the holder to receive a common unit on the vesting dates. The restricted units currently vest either i) at a rate of one-third per year, beginning on the third anniversary of the grant date, or ii) in their entirety on the fifth anniversary of the grant date. Compensation expense associated with restricted units is being recognized on a straight-line basis over the service period of the respective grant.

        The holders of restricted units have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of unvested restricted units held at the time such distributions are declared ("Distribution Equivalent"). The Board declared a quarterly distribution of $0.18 per common unit to common unitholders of record at the close of business on August 25, 2014. For the three months ended September 30, 2014, Distribution Equivalents were made to the holders of restricted units of $0.9 million, which is in compensation and benefits in the Condensed Consolidated Statements of Operations.

        The following table presents unvested restricted units' activity during the period from May 1, 2014 through September 30, 2014:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance—May 1, 2014	—	$—
Granted—IPO	4,936,051	16.13
Granted—Post-IPO	—	—
Vested	—	—
Forfeited	(107,368)	16.13

Balance—September 30, 2014	4,828,683	$16.13

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        No restricted units were vested during the period from May 1, 2014 through September 30, 2014. The total compensation expense expected to be recognized in all future periods associated with the restricted units, considering assumed annual forfeitures of 7.00%, is approximately $54.9 million at September 30, 2014, which is expected to be recognized over the remaining weighted average period of 4.58 years.

Options

        Each option entitles the holders to purchase from the Company, upon exercise thereof, one common unit at the stated exercise price. The term of the options is generally ten years from the grant date. The options vest at a rate of one-third per year, beginning on the third anniversary of the grant date. Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of September 30, 2014, there was $68.4 million of total unrecognized compensation expense, net of assumed annual forfeitures of 7.00%, that is expected to be recognized over the remaining weighted average period of 4.58 years.

        A summary of unvested options activity during the period from May 1, 2014 through September 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance—May 1, 2014	—	$—	—
Granted—IPO	24,835,227	19.00	9.58
Vested	—	—	—
Forfeited or expired	(128,434)	19.00	—

Balance—September 30, 2014	24,706,793	$19.00	9.58

Exercisable at September 30, 2014	—	$—	—	$—
Expected to vest after September 30, 2014	18,611,689	$19.00	9.58	$—

        Aggregate intrinsic value represents the value of the Company's closing unit price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options exercisable or expected to vest. As of September 30, 2014, the Company's closing unit price is lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        The fair value of each option granted during the period from May 1 to September 30, 2014 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Risk-free interest rate	2.06% to 2.22%
Weighted average expected dividend yield	5.00%
Expected volatility factor(a)	34.00% to 35.00%
Expected life in years	6.92 to 7.00

(a)
Expected volatility is based on comparable companies using daily stock prices.

        The fair value of an award is affected by the Company's unit price on the date of grant as well as other assumptions including the estimated volatility of the Company's unit price over the term of the awards and the estimated period of time that management expects employees to hold their unit options. The estimated period of time that management expects employees to hold their options was estimated as the midpoint between the vesting date and maturity date.

Phantom Units

        Each phantom unit represents an unfunded, unsecured right of the holder to receive an amount in cash per phantom unit equal to the average closing price of a common unit for the 15 trading days immediately prior to, and the 15 trading days immediately following, the vesting dates. The phantom units will vest in equal installments over five years at the anniversaries of the initial public offering date. The phantom units are accounted for as liability awards with compensation expense being recognized based on a straight line basis based on the number of units expected to vest during the service period. Forfeitures will reduce the expenses in the period in which the forfeiture occurs.

        A summary of unvested phantom units' activity during the period from May 1, 2014 through September 30, 2014 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Unit
Balance May 1, 2014	—	$—
Granted—IPO	686,395	19.00
Vested	—	—
Forfeited	(52,313)	—

Balance September 30, 2014	634,082	$19.00

        No phantom units were vested during the period from May 1, 2014 through September 30, 2014. Forfeitures are accounted for on an actual basis. As of September 30, 2014, there was $11.1 million of unrecognized compensation expense, in relation to phantom units outstanding that is expected to be

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

recognized over a weighted average period of 4.58 years. For the period from May 1, 2014 to September 30, 2014, no cash was paid to settle phantom units. The fair value of the awards is remeasured at each reporting period and was $17.50 per unit as of September 30, 2014.

        Unvested phantom units, restricted units and options are forfeited upon any termination of employment; provided that, with respect to certain restricted units and options, if a participant's employment is terminated between the first and second year after grant by the Company without "cause," or as a result of a participant's death or disability, 11% of the award will vest and if the participant's employment is so terminated between the second and third year after grant, 22% of the award will vest.

        The Company records deferred tax assets for equity-based compensation awards, based on the amount of equity-based compensation expense recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a future tax deduction. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as adjustments to partners' capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.

15. SEGMENT REPORTING

        The Company conducts its alternative asset management business through four operating segments:

  •
  Tradable Credit Group:  The Company's Tradable Credit Group is a participant in the tradable, non-investment grade corporate credit markets with approximately $32.6 billion of assets under management as of September 30, 2014. The group manages various types of investment funds, ranging from commingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors. While each of the group's approximately 70 funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies. Long-only credit funds primarily seek to outperform the corresponding performing bank loan or high yield market indices. Alternative credit funds primarily seek to deliver compelling absolute risk-adjusted returns relative to publicly traded stocks, hedge funds, distressed funds, bank loans, high yield bonds or other investment types.

  •
  Direct Lending Group:  The Company's Direct Lending Group is a self-originating direct lender to the U.S. and European markets, with approximately $28.0 billion of assets under management across over 35 funds or investment vehicles as of September 30, 2014. The group provides one-stop financing solutions to small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The group launched its inaugural vehicle dedicated to direct lending, ARCC, ten years ago as a business development company. In 2007, the group extended its direct lending capabilities into Europe and raised its first dedicated fund. The group generates fees from approximately 35 funds that include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs with affiliates of General Electric Company.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

  •
  Private Equity Group:  The Company's Private Equity Group has approximately $10.0 billion of assets under management as of September 30, 2014. The group focuses on majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe, as well as growth equity opportunities in China. The group manages five private equity commingled funds.

  •
  Real Estate Group:  The Company's Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $9.1 billion of assets under management as of September 30, 2014. The group focuses on lending and investing assets that have been under-managed or need repositioning in their markets. The group provides investors access to its capabilities through its publicly traded commercial mortgage REIT, ACRE, focused on direct lending on properties owned by commercial real estate sponsors and operators, U.S. and European real estate private equity commingled funds, separately managed accounts and other fund types.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        Fee related earnings ("FRE") is a component of ENI and is used to assess the ability of the business to cover direct base compensation and operating expenses from total management fees. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation and investment income from Consolidated Funds and certain other items.

        Performance related earnings ("PRE") is a measure used to assess the Company's investment performance and its ability to cover performance fee compensation from performance fees and total investment income. PRE differs from income before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income (expense) earned from Consolidated Funds and non-consolidated funds.

        Distributable earnings ("DE") is a pre-income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation and realized net investment and other income, and further adjusts for expenses arising from transaction costs associated with acquisitions, placement fees, underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income (loss) before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in the reconciling table (d) following our segment results.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, for the three months ended September 30, 2014:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $31,156 of ARCC Part I Fees)	$22,386	$68,953	$37,038	$25,299	$153,676	$—	$153,676
Previously deferred fees	—	—	—	—	—	—	—

Total management fees	22,386	68,953	37,038	25,299	153,676	—	153,676
Administrative fees and other income	(137)	108	3	1,333	1,307	5,261	6,568
Compensation and benefits	(8,638)	(34,815)	(10,813)	(12,092)	(66,358)	(27,050)	(93,408)
General, administrative and other expenses	(1,872)	(3,684)	(2,741)	(3,311)	(11,608)	(14,005)	(25,613)

Fee related earnings (loss)	11,739	30,562	23,487	11,229	77,017	(35,794)	41,223

Performance fees—realized	5,075	—	31,599	799	37,473	—	37,473
Performance fees—unrealized	35,106	14,148	(44,526)	477	5,205	—	5,205
Performance fee compensation—realized	(4,058)	(10)	(6,973)	—	(11,041)	—	(11,041)
Performance fee compensation—unrealized	(27,307)	(8,349)	13,476	(42)	(22,222)	—	(22,222)

Net performance fees	8,816	5,789	(6,424)	1,234	9,415	—	9,415

Investment income (loss)—realized	1,269	430	6,868	413	8,980	—	8,980
Investment income (loss)—unrealized	9,081	3,888	(3,225)	460	10,204	—	10,204
Interest, dividend and other investment income	1,312	175	2,222	89	3,798	—	3,798
Interest expense	(630)	(221)	(447)	(267)	(1,565)	—	(1,565)

Net investment income (loss)	11,032	4,272	5,418	695	21,417	—	21,417

Performance related earnings (loss)	19,848	10,061	(1,006)	1,929	30,832	—	30,832

Economic net income (loss)	$31,587	$40,623	$22,481	$13,158	$107,849	$(35,794)	$72,055

Distributable earnings (loss)	$14,145	$30,288	$54,185	$3,773	$102,391	$(37,067)	$65,324

Total assets	$594,350	$260,060	$531,158	$192,772	$1,578,340	$9,629	$1,587,969

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the three months ended September 30, 2013:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $32,014 of ARCC Part I Fees)	$24,089	$65,596	$33,463	$17,578	$140,726	$—	$140,726
Previously deferred fees	—	—	13,893	—	13,893	—	13,893

Total management fees	24,089	65,596	47,356	17,578	154,619	—	154,619
Administrative fees and other income	229	83	25	1,522	1,859	4,388	6,246
Compensation and benefits	(7,489)	(34,050)	(9,475)	(10,050)	(61,064)	(22,788)	(83,852)
General, administrative and other expenses	(3,213)	(2,710)	(3,229)	(4,435)	(13,587)	(11,351)	(24,938)

Fee related earnings (loss)	13,616	28,919	34,677	4,615	81,827	(29,751)	52,076

Performance fees—realized	17,361	—	22,130	—	39,492	—	39,492
Performance fees—unrealized	38,752	10,258	14,580	2,784	66,374	—	66,374
Performance fee compensation—realized	(13,844)	—	(2,194)	—	(16,037)	—	(16,037)
Performance fee compensation—unrealized	(30,324)	(6,071)	(11,698)	—	(48,093)	—	(48,093)

Net performance fees	11,945	4,187	22,818	2,784	41,734	—	41,734

Investment income (loss)—realized	163	(357)	16,341	(27)	16,120	—	16,120
Investment income (loss)—unrealized	5,880	2,677	(6,438)	1,574	3,693	—	3,693
Interest, dividend and other investment income	1,930	1,092	2,093	534	5,649	—	5,649
Interest expense	(867)	(682)	(512)	(514)	(2,575)	—	(2,575)

Net investment income (loss)	7,106	2,730	11,484	1,567	22,887	—	22,887

Performance related earnings (loss)	19,051	6,917	34,302	4,351	64,621	—	64,621

Economic net income (loss)	$32,667	$35,836	$68,979	$8,966	$146,448	$(29,751)	$116,697

Distributable earnings (loss)	$17,760	$28,735	$71,449	$(1,146)	$116,798	$(30,113)	$86,685

Total assets	$446,958	$267,780	$697,305	$220,176	$1,632,219	$9,363	$1,641,582

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the nine months ended September 30, 2014:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $85,140 of ARCC Part I Fees)	$68,192	$199,963	$106,802	$61,983	$436,940	$—	$436,940
Previously deferred fees	—	—	—	—	—	—	—

Total management fees	68,192	199,963	106,802	61,983	436,940	—	436,940
Administrative fees and other income	33	474	53	4,119	4,679	15,326	20,009
Compensation and benefits	(24,720)	(99,780)	(32,071)	(35,265)	(191,836)	(80,668)	(272,504)
General, administrative and other expenses	(6,609)	(7,843)	(10,333)	(11,911)	(36,696)	(40,524)	(77,220)

Fee related earnings (loss)	36,896	92,814	64,451	18,926	213,087	(105,866)	107,225

Performance fees—realized	22,775	39	66,094	799	89,707	—	89,707
Performance fees—unrealized	98,450	20,040	(42,635)	11,152	87,007	—	87,007
Performance fee compensation—realized	(18,220)	(38)	(28,465)	—	(46,723)	—	(46,723)
Performance fee compensation—unrealized	(77,044)	(11,874)	10,301	(608)	(79,225)	—	(79,225)

Net performance fees	25,961	8,167	5,295	11,343	50,766	—	50,766

Investment income (loss)—realized	5,048	(1,102)	31,453	842	36,241	—	36,241
Investment income (loss)—unrealized	36,096	5,627	(18,625)	233	23,331	—	23,331
Interest, dividend and other investment income	4,679	418	6,801	286	12,184	—	12,184
Interest expense	(2,037)	(857)	(1,377)	(970)	(5,241)	—	(5,241)

Net investment income (loss)	43,786	4,086	18,252	391	66,515	—	66,515

Performance related earnings (loss)	69,747	12,253	23,547	11,734	117,281	—	117,281

Economic net income (loss)	$106,643	$105,067	$87,998	$30,660	$330,372	$(105,866)	$224,506

Distributable earnings (loss)	$47,780	$89,501	$133,741	$7,615	$278,637	$(110,419)	$168,218

Total assets	$594,350	$260,060	$531,158	$192,772	$1,578,340	$9,629	$1,587,969

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the nine months ended September 30, 2013:

	Private Equity Group	Direct Lending Group	Tradable Credit Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees
Recurring fees (includes, in the case of the Direct Lending Group, $81,511 of ARCC Part I Fees)	$70,719	$173,297	$94,887	$22,534	$361,437	$—	$361,437
Previously deferred fees	—	—	15,032	—	15,032	—	15,032

Total management fees	70,719	173,297	109,919	22,534	376,469	—	376,469
Administrative fees and other income	502	248	79	1,536	2,365	12,865	15,228
Compensation and benefits	(21,091)	(90,568)	(26,829)	(17,251)	(155,739)	(61,475)	(217,214)
General, administrative and other expenses	(8,467)	(6,771)	(9,192)	(6,860)	(31,290)	(25,519)	(56,809)

Fee related earnings (loss)	41,663	76,206	73,977	(41)	191,805	(74,129)	117,676

Performance fees—realized	66,127	—	53,816	—	119,943	—	119,943
Performance fees—unrealized	16,200	10,657	44,365	2,784	74,006	—	74,006
Performance fee compensation—realized	(52,901)	37	(13,502)	—	(66,366)	—	(66,366)
Performance fee compensation—unrealized	(12,052)	(6,368)	(38,302)	—	(56,721)	—	(56,721)

Net performance fees	17,374	4,326	46,377	2,784	70,861	—	70,861

Investment income (loss)—realized	4,665	1,122	49,331	(107)	55,011	—	55,011
Investment income (loss)—unrealized	2,046	1,794	(18,346)	(5,520)	(20,026)	—	(20,026)
Interest, dividend and other investment income	4,570	3,447	2,914	1,631	12,559	—	12,559
Interest expense	(2,686)	(1,947)	(1,797)	(936)	(7,365)	—	(7,365)

Net investment income (loss)	8,595	4,416	32,102	(4,932)	40,181	—	40,181

Performance related earnings (loss)	25,969	8,742	$78,479	(2,148)	111,042	—	111,042

Economic net income (loss)	$67,632	$84,948	$152,456	$(2,189)	$302,847	$(74,129)	$228,718

Distributable earnings (loss)	$59,832	$76,781	$162,400	$(6,563)	$292,450	$(75,206)	$217,244

Total assets	$446,959	$267,780	$697,305	$220,176	$1,632,219	$9,363	$1,641,582

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

        The following reconciliations contain rounded values that are presented elsewhere within the financial statements. Consequently, the sum of certain values may not match the totals presented herein.

	For the Three Months Ended September 30, 2014
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$197,661	(1)	$(22,500)	(a)	$175,161
Expenses	111,228	(2)	92,109	(b)	203,337
Other income	21,419	(3)	(70,128)	(c)	(48,709)
Economic net income / Income before taxes	107,849		(184,734)	(d)	(76,885)
Total assets	1,578,340		20,436,895	(e)	22,015,235

	For the Three Months Ended September 30, 2013
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$262,343	(1)	$(126,466)	(a)	$135,877
Expenses	138,782	(2)	98,255	(b)	237,037
Other income	22,887	(3)	489,260	(c)	512,147
Economic net income / Income before taxes	146,448		264,539	(d)	410,987
Total assets	1,632,219		23,509,929	(e)	25,142,148

	For the Nine Months Ended September 30, 2014
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$618,333	(1)	$(177,926)	(a)	$440,407
Expenses	354,478	(2)	292,091	(b)	646,569
Other income	66,515	(3)	528,926	(c)	595,441
Economic net income / Income before taxes	330,372		58,907	(d)	389,279
Total assets	1,578,340		20,436,895	(e)	22,015,235

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Nine Months Ended September 30, 2013
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$572,783	(1)	$(240,067)	(a)	$332,716
Expenses	310,117	(2)	249,780	(b)	559,897
Other income	40,181	(3)	715,149	(c)	755,330
Economic net income / Income before taxes	302,847		225,302	(d)	528,149
Total assets	1,632,219		23,509,929	(e)	25,142,148

(1)
Segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Management fees	$153,676	$154,619	$436,940	$376,469
Administrative fees and other income	1,307	1,859	4,679	2,365
Performance fees—realized	37,473	39,492	89,707	119,943
Performance fees—unrealized	5,205	66,374	87,007	74,006

Total segment revenue	$197,661	$262,343	$618,333	$572,783

(2)
Segment expenses consist of compensation and benefits, and general, administrative and other expenses, as well as realized and unrealized performance fee expenses.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Compensation and benefits	$66,358	$61,064	$191,836	$155,739
General, administrative and other expenses	11,608	13,587	36,696	31,290
Performance fee compensation—realized	11,041	16,037	46,723	66,366
Performance fee compensation—unrealized	22,222	48,093	79,225	56,721

Total segment expense	$111,228	$138,782	$354,478	$310,117

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(3)
Segment other income consists of realized and unrealized investment income and expenses, interest and other income and interest expenses.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Investment income (loss)—realized	$8,980	$16,120	$36,241	$55,011
Investment income (loss)—unrealized	10,204	3,693	23,331	(20,026)
Interest, dividend and other investment income	3,798	5,649	12,184	12,559
Interest expense	(1,565)	(2,575)	(5,241)	(7,365)

Net investment income	$21,419	$22,887	$66,515	$40,181

(a)
The revenues adjustment principally represents management and performance fees earned from Consolidated Funds which were eliminated in consolidation to arrive at Ares consolidated revenues.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Consolidated Fund income eliminated in consolidation	$(26,555)	$(128,069)	$(182,319)	$(250,146)
Administrative fees and other income attributable to OMG	5,261	4,388	15,326	12,865
Performance fees—Realized reclass(1)	(800)	(2,783)	(800)	(2,783)
Performance fees—Unrealized reclass(1)	(406)	—	(10,137)	—

Total consolidated adjustments and reconciling items	$(22,500)	$(126,466)	$(177,926)	$(240,067)

(1)
Related to performance fees for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within other income (expense) in the Company's Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Consolidated Fund expenses added in consolidation	$53,685	$85,803	$144,014	$242,461
Consolidated Fund expenses eliminated in consolidation	(26,276)	(62,695)	(90,956)	(145,630)
OMG expenses	41,055	34,139	121,192	86,994
Acquisition related expenses	4,871	6,019	7,584	8,836
Equity compensation expense	7,521	8,705	75,088	21,377
Income tax expenses(1)	—	120	—	461
Placement fees and underwriting costs	3,267	1,027	7,825	2,600
Amortization of intangibles	6,143	23,515	21,692	28,113
Depreciation expense	1,844	1,622	5,651	4,569

Total consolidation adjustments and reconciling items	$92,109	$98,255	$292,091	$249,780

(1)
Relates to income taxes paid by subsidiary operating entities included in general, administrative and other expenses.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(c)
The other income adjustment represents the addition of net investment income (loss) and net interest income (expense) to arrive at Ares consolidated other income.

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Consolidated Funds other income added in consolidation, net	$(55,422)	$504,101	$572,490	$746,281
Other income from Consolidated Funds eliminated in consolidation, net	(12,645)	(17,621)	(51,240)	(33,913)
Performance fees—realized reclass(1)	800	2,783	800	2,783
Performance fees—unrealized reclass(1)	406	—	10,137	—
Loss on disposal of fixed assets	(2,937)	—	(2,937)	—
Non-cash other expense	(324)	—	(324)	—

Total consolidation adjustments and reconciling items	$(70,128)	$489,260	$528,926	$715,149

(1)
Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company's Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(d)
The reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to economic net income, to fee related earnings, to performance related earnings and to distributable earnings consists of the following:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Economic net income
Income (loss) before taxes	$(76,885)	$410,987	$389,279	$528,149

Adjustments
Amortization of intangibles	6,143	23,515	21,692	28,113
Depreciation expense	1,844	1,622	5,651	4,569
Equity compensation expenses	7,521	8,705	75,088	21,377
Income tax expense(1)	—	120	—	461
Acquisition-related expenses	4,871	6,019	7,584	8,836
Placement fees and underwriting costs	3,267	1,027	7,825	2,600
OMG expenses, net	35,794	29,751	105,866	74,129
Loss on fixed asset disposal	2,937	—	2,937	—
Non-cash other expense	324	—	324	—
Income (loss) of non-controlling interests in Consolidated Funds	120,369	(337,582)	(288,364)	(346,615)
Income tax expense (benefit) of non-controlling interests in Consolidated Funds	1,662	2,278	2,492	(18,776)

Total consolidation adjustments and reconciling items	184,734	(264,539)	(58,907)	(225,302)

Economic net income	$107,849	$146,448	$330,372	$302,847

Fee related earnings
Income (loss) before taxes	$(76,885)	$410,987	$389,279	$528,149

Adjustments
Amortization of intangibles	6,143	23,515	21,692	28,113
Depreciation expense	1,844	1,622	5,651	4,569
Equity compensation expenses	7,521	8,705	75,088	21,377
Income tax expense(1)	—	120	—	461
Acquisition-related expenses	4,871	6,019	7,584	8,836
Placement fees and underwriting costs	3,267	1,027	7,825	2,600
OMG expenses, net	35,794	29,751	105,866	74,129
Loss on fixed asset disposal	2,937	—	2,937	—
Non-cash other expense	324	—	324	—
Income (loss) of non-controlling interests in Consolidated Funds	120,369	(337,582)	(288,364)	(346,615)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Income tax (expense) benefit of non-controlling interests in Consolidated Funds	1,662	2,278	2,492	(18,776)

Total consolidation adjustments and reconciling items	184,734	(264,539)	(58,907)	(225,302)

Economic net income	107,849	146,448	330,372	302,847

Total performance fees income—realized	(37,473)	(39,492)	(89,707)	(119,943)
Total performance fees income—unrealized	(5,205)	(66,374)	(87,007)	(74,006)
Total performance fee compensation—realized	11,041	16,037	46,723	66,366
Total performance fee compensation—unrealized	22,222	48,093	79,225	56,721
Net investment income	(21,417)	(22,887)	(66,515)	(40,181)

Fee related earnings	$77,017	$81,827	$213,087	$191,805

Management fees	$153,676	$154,619	$436,940	$376,469
Administrative fees and other income	1,307	1,859	4,679	2,365
Compensation and benefits	(66,358)	(61,064)	(191,836)	(155,739)
General, administrative and other expenses	(11,608)	(13,587)	(36,696)	(31,290)

Fee related earnings	$77,017	$81,827	$213,087	$191,805

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Performance related earnings:
Income (loss) before taxes	$(76,885)	$410,987	$389,279	$528,149

Adjustments
Amortization of intangibles	6,143	23,515	21,692	28,113
Depreciation expense	1,844	1,622	5,651	4,569
Equity compensation expenses	7,521	8,705	75,088	21,377
Income tax expense(1)	—	120	—	461
Acquisition-related expenses	4,871	6,019	7,584	8,836
Placement fees and underwriting costs	3,267	1,027	7,825	2,600
OMG expenses, net	35,794	29,751	105,866	74,129
Loss on fixed asset disposal	2,937	—	2,937	—
Non-cash other expense	324	—	324	—
Income (loss) of non-controlling interests in Consolidated Funds	120,369	(337,582)	(288,364)	(346,615)
Income tax expense (benefit) of non-controlling interests in Consolidated Funds	1,662	2,278	2,492	(18,776)

Economic net income	107,849	146,448	330,372	302,847

Total management fees	$(153,676)	$(154,619)	$(436,940)	$(376,469)
Administrative fees and other income	(1,307)	(1,859)	(4,679)	(2,365)
Compensation and benefits	66,358	61,064	191,836	155,739
General, administrative and other expenses	11,608	13,587	36,696	31,290

Performance related earnings (loss)	$30,832	$64,621	$117,281	111,042

Total performance fees—realized	$37,473	39,492	$89,707	$119,943
Total performance fees—unrealized	5,205	66,374	87,007	74,006
Total performance fee compensation—realized	(11,041)	(16,037)	(46,723)	(66,366)
Total performance fee compensation—unrealized	(22,222)	(48,093)	(79,225)	(56,721)
Net investment income (loss)	21,417	22,887	66,515	40,181

Performance related earnings (loss)	$30,832	$64,621	$117,281	111,042

(1)
Relates to income taxes paid by subsidiary operating entities included in general, administrative and other expenses.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Distributable Earnings
Income (loss) before taxes	$(76,885)	$410,987	$389,279	$528,149

Adjustments
Amortization of intangibles	6,143	23,515	21,692	28,113
Equity compensation expenses	7,521	8,705	75,088	21,377
OMG distributable loss(1)	37,067	30,113	110,419	75,206
Non-cash acquisition-related expenses	—	750	—	2,250
Taxes paid(2)	(625)	—	(1,180)	—
Non-cash other expense	324	—	324	—
Income (loss) of non-controlling interests in Consolidated Funds	120,369	(337,582)	(288,364)	(346,615)
Income tax (expense) benefit of non-controlling interests in Consolidated Funds	1,662	2,278	2,492	(18,776)
Unrealized performance fees	(5,205)	(66,374)	(87,007)	(74,006)
Unrealized performance fee compensation	22,222	48,093	79,225	56,721
Unrealized investment and other loss	(10,204)	(3,693)	(23,331)	20,026

Distributable Earnings	$102,391	$116,798	$278,637	$292,450

Fee related earnings	$77,017	$81,827	$213,087	$191,805
Performance fees—realized	37,473	39,492	89,707	119,943
Performance fee compensation—realized	(11,041)	(16,037)	(46,723)	(66,366)
Investment and other income realized, net	11,215	19,194	43,184	60,207

Net performance related earnings—realized	37,647	42,647	86,168	113,784
Less:
One-time acquisition costs(3)	(4,871)	(5,269)	(5,507)	(6,586)
Income tax expense(4)	(228)	(120)	(572)	(461)
Placement fees and underwriting costs	(3,267)	(1,027)	(7,825)	(2,600)
Non-cash depreciation and amortization(5)	(3,904)	(1,260)	(6,715)	(3,492)

Distributable earnings	$102,391	$116,798	$278,637	$292,450

(1)
Represents OMG distributable earnings which includes depreciation expense.

(2)
Represents current tax expense of subsidiary operating entities.

(3)
One-time acquisition costs are reduced by the amounts attributable to OMG, equal to $2,077 for the nine months ended September 30, 2014.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. SEGMENT REPORTING (Continued)

(4)
Represents current tax expense of subsidiary operating entities. Taxes attributable to OMG equal $399 and $608 for the three and nine months ended September 30, 2014, respectively.

(5)
Depreciation and amortization includes loss on disposal of assets, and is reduced by the amounts attributed to OMG equal to $874 and $362 for the three months ended September 30, 2014 and 2014, respectively and $1,872 and $1,077 for the nine month ended September 30, 2014 and 2013, respectively.
(e)
The reconciliation of total segment assets to total assets reported in the Condensed Consolidated Statements of Financial Condition consists of the following:

	September 30, 2014	September 30, 2013
Total assets from Consolidated Funds eliminated in consolidation	$(814,279)	$(827,007)
Total assets from Consolidated Funds added in consolidation	21,241,545	24,327,573
OMG assets	9,629	9,363

Total consolidation adjustments and reconciling items	$20,436,895	$23,509,929

16. SUBSEQUENT EVENTS

        In November 2014, the Board declared a quarterly distribution of $0.24 per common unit to common unitholders of record at the close of business on November 24, 2014, payable on December 4, 2014.

        On October 8, 2014, Ares Finance Co. LLC, a subsidiary of the Company, issued $250 million aggregate principal amount of 4.0% senior notes due October 8, 2024 at 98.268% of face amount. The notes are fully and unconditionally guaranteed by the Company, AHI, Domestic Holdings, Ares Real Estate Holdings LLC, Ares Holdings, Ares Domestic Holdings, Ares Investments, Ares Real Estate Holdings, AM LLC and AIH LLC. Interest is payable semi-annually on April 8 and October 8 each year, commencing on April 8, 2015. The notes may be redeemed prior to maturity in whole at any time or in part from time to time at the Company's option at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a "make-whole" redemption price, in either case, plus accrued and unpaid interest, if any, to, but excluding, the redemption date; however, the issuer is not required to pay any "make-whole" on or after July 8, 2024. The net proceeds from this issuance were used to pay down the outstanding balance of $150.0 million under the Company's revolving credit facility, and $13.9 million of promissory notes.

        On October 30, 2014, a subsidiary of the Company executed a definitive agreement to acquire Energy Investors Funds ("EIF"), an asset manager in the energy infrastructure industry with approximately $4 billion of assets under management across EIF's four commingled funds and related co-investment vehicles. The initial closing consideration is being financed primarily with cash, including a portion of the proceeds from the 4.0% senior notes, and with equity interests in the Company. The transaction is expected to close by the end of 2014, subject to regulatory approval, investor consents and other customary closing conditions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES

        The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of September 30, 2014 and December 31, 2013, and results from operations for the three and nine months ended September 30, 2014 and 2013.

	As of September 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$75,087	$—	$—	$75,087
Restricted cash and cash equivalents	18,525	—	—	18,525
Investments, at fair value	603,358	—	(447,790)	155,568
Performance fees receivable	526,763	—	(345,972)	180,791
Derivative assets, at fair value	7,789	—	—	7,789
Due from affiliates	152,894	—	(19,408)	133,486
Intangible assets, net	46,993	—	—	46,993
Goodwill	85,679	—	—	85,679
Other assets	70,881	—	(97)	70,784
Assets of Consolidated Funds
Cash and cash equivalents	—	1,368,144	—	1,368,144
Investments, at fair value	—	19,417,334	—	19,417,334
Loans held for investment, net	—	77,308	—	77,308
Due from affiliates	—	12,116	(1,012)	11,104
Dividends and interest receivable	—	82,202	—	82,202
Receivable for securities sold	—	265,334	—	265,334
Derivative assets, at fair value	—	5,514	—	5,514
Other assets	—	13,593	—	13,593

Total assets	$1,587,969	$21,241,545	$(814,279)	$22,015,235

Liabilities
Debt obligations	$163,912	$—	$—	$163,912
Accounts payable, accrued expenses and other liabilities	86,783	—	(1,494)	85,289
Deferred tax liability, net	22,689	—	—	22,689
Performance fee compensation payable	360,230	—	—	360,230
Equity compensation put option liability	20,000	—	—	20,000
Derivative liabilities, at fair value	858	—	—	858
Accrued compensation	118,461	—	—	118,461
Due to affiliates	19,358	—	(2,465)	16,893

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of September 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	76,550	(253)	76,297
Payable for securities purchased	—	1,158,321	—	1,158,321
Derivative liabilities, at fair value	—	49,009	—	49,009
Due to affiliates	—	63,625	(61,111)	2,514
Deferred tax liability, net	—	23,761	—	23,761
CLO loan obligations	—	12,074,426	(70,002)	12,004,424
Fund borrowings	—	829,644	—	829,644
Mezzanine debt	—	329,698	—	329,698

Total liabilities	792,291	14,605,034	(135,325)	15,262,000

Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,063,221	—	1,063,221
Redeemable interest in Ares Operating Group entities	24,985	—	—	24,985
Non-controlling interest in Consolidated Funds:	—	—	—	—
Non-controlling interest in Consolidated Funds	—	5,622,810	(678,951)	4,943,859
Equity appropriated for Consolidated Funds	—	(49,527)	—	(49,527)

Non-controlling interest in Consolidated Funds	—	5,573,283	(678,951)	4,894,332

Non-controlling interest in Ares Operating Group Entities	476,608	—	—	476,608
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 units issued and outstanding)	295,271	—	—	295,271
Accumulated other comprehensive gain	(1,182)	—	—	(1,182)

Total controlling interest in Ares Management, L.P	294,089	—	—	294,089

Total equity	770,697	5,573,283	(678,951)	5,665,029

Total liabilities, redeemable interests, non-controlling interests and equity	$1,587,973	$21,241,538	$(814,276)	$22,015,235

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended September 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $31,156)	$153,676	$—	$(26,212)	$127,464
Performance fees	41,472	—	413	41,885
Other fees	6,568	—	(756)	5,812

Total revenues	201,716	—	(26,555)	175,161

Expenses
Compensation and benefits	100,928	—	—	100,928
Performance fee compensation	33,263	—	—	33,263
General, administrative and other expense	41,737	—	—	41,737
Consolidated Fund expenses		53,685	(26,276)	27,409

Total expenses	175,928	53,685	(26,276)	203,337

Other income (expense)
Interest, dividend and other investment income	2,365	—	(1,713)	652
Interest expense	(1,565)	—	—	(1,565)
Other income (expense), net	(1,609)	—	—	(1,609)
Net realized gain (loss) on investments	9,560	—	(7,835)	1,725
Net change in unrealized appreciation (depreciation) on investments	10,607	—	506	11,113
Interest, dividend and other investment income of Consolidated Funds	—	191,112	(1,512)	189,600
Interest expense of Consolidated Funds	—	(216,904)	1,380	(215,524)
Net realized gain (loss) on investments of Consolidated Funds	—	(30,972)	—	(30,972)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	1,342	(3,471)	(2,129)

Total other income (expense)	19,358	(55,422)	(12,645)	(48,709)

Income (loss) before taxes	45,146	(109,107)	(12,924)	(76,885)
Income tax expense (benefit)	4,061	(1,662)	—	2,399

Net income (loss)	41,085	(107,445)	(12,924)	(79,284)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended September 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(79,285)	(17,390)	(96,675)
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	(28,160)	4,466	(23,694)
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	26,923	—	—	26,923
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	191	—	—	191

Net income (loss) attributable to Ares Management, L.P.	$13,971	$—	$—	$13,971

	For the Three Months Ended September 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $32,014)	$154,619	$—	$(45,768)	$108,851
Performance fees	103,081	—	(82,537)	20,544
Other fees	6,246	—	236	6,482

Total revenues	263,946	—	(128,069)	135,877

Expenses
Compensation and benefits	93,307	—	—	93,307
Performance fee compensation	64,130	—	—	64,130
General, administrative and other expense	56,492	—	—	56,492
Consolidated Fund expenses	—	85,803	(62,695)	23,108

Total expenses	213,929	85,803	(62,695)	237,037

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended September 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Other income (expense)
Interest, dividend and other investment income	5,847	—	(3,133)	2,714
Interest expense	(2,575)	—		(2,575)
Other income (expense), net	(202)	—	—	(202)
Net realized gain (loss) on investments	16,120	—	(16,649)	(529)
Net change in unrealized appreciation (depreciation) on investments	6,477	—	(4,618)	1,859
Interest, dividend and other investment income of Consolidated Funds	—	331,657	(169)	331,488
Interest expense of Consolidated Funds	—	(103,569)	(245)	(103,814)
Net realized gain (loss) on investments of Consolidated Funds	—	22,125	—	22,125
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	253,888	7,193	261,081

Total other income (expense)	25,667	504,101	(17,621)	512,147

Income (loss) before taxes	75,684	418,298	(82,995)	410,987
Income tax expense (benefit)	7,068	(2,278)	—	4,790

Net income (loss)	68,616	420,576	(82,995)	406,197

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	373,836	(80,911)	292,925
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	46,741	(2,084)	44,657
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	12,895	—	—	12,895
Less: Net income (loss) attributable controlling interests in Predecessor	55,758	—	—	55,758
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	(38)	—	—	(38)

Net income (loss) attributable to Ares Management, L.P.	$—	$—	$—	$—

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Nine Months Ended September 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $85,140)	$436,940	$—	$(84,501)	$352,439
Performance fees	165,777	—	(96,503)	69,274
Other fees	20,009	—	(1,315)	18,694

Total revenues	622,726	—	(182,319)	440,407

Expenses
Compensation and benefits	347,591	—	—	347,591
Performance fee compensation	125,948	—	—	125,948
General, administrative and other expense	119,972	—	—	119,972
Consolidated Fund expenses	—	144,014	(90,956)	53,058

Total expenses	593,511	144,014	(90,956)	646,569

Other income (expense)
Interest, dividend and other investment income	13,771	—	(6,098)	7,673
Interest expense	(5,241)	—	—	(5,241)
Other income (expense), net	(4,847)	—	—	(4,847)
Net realized gain (loss) on investments	37,039	—	(36,565)	474
Net change in unrealized appreciation (depreciation) on investments	33,469	—	(8,507)	24,962
Interest, dividend and other investment income of Consolidated Funds	—	740,052	(1,769)	738,283
Interest expense of Consolidated Funds	—	(568,407)	4,100	(564,307)
Net realized gain (loss) on investments of Consolidated Funds	—	71,833	—	71,833
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	329,012	(2,401)	326,611

Total other income (expense)	74,191	572,490	(51,240)	595,441

Income (loss) before taxes	103,406	428,476	(142,603)	389,279
Income tax expense (benefit)	3,463	(2,492)	—	971

Net income (loss)	99,943	430,968	(142,603)	388,308

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Nine Months Ended September 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	402,901	(141,304)	261,597
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	28,066	(1,299)	26,767
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	67,556	—	—	67,556
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	573	—	—	573

Net income (loss) attributable to Ares Management, L.P.	$31,815	$—	$—	$31,815

	For the Nine Months Ended September 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $81,511)	$376,469	$—	$(107,412)	$269,057
Performance fees	191,165	—	(142,298)	48,867
Other fees	15,228	—	(436)	14,792

Total revenues	582,862	—	(250,146)	332,716

Expenses
Compensation and benefits	240,841	—	—	240,841
Performance fee compensation	123,087	—	—	123,087
General, administrative and other expense	99,138	—	—	99,138
Consolidated Fund expenses		242,461	(145,630)	96,831

Total expenses	463,066	242,461	(145,630)	559,897

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2014 and 2013
and as of September 30, 2014 and December 31, 2013
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Nine Months Ended September 30, 2013
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Other income (expense)
Interest, dividend and other investment income	12,614	—	(7,151)	5,463
Interest expense	(7,365)	—	—	(7,365)
Other income (expense), net	(55)	—	—	(55)
Net realized gain (loss) on investments	55,011	—	(54,779)	232
Net change in unrealized appreciation (depreciation) on investments	(17,243)	—	16,247	(996)
Interest, dividend and other investment income of Consolidated Funds	—	945,560	(542)	945,018
Interest expense of Consolidated Funds	—	(343,736)	6,950	(336,786)
Net realized gain (loss) on investments of Consolidated Funds	—	88,996	—	88,996
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	55,461	5,362	60,823

Total other income (expense)	42,962	746,281	(33,913)	755,330

Income (loss) before taxes	162,758	503,820	(138,429)	528,149
Income tax expense (benefit)	16,776	18,776	—	35,552

Net income (loss)	145,982	485,044	(138,429)	492,597

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	375,900	(136,239)	239,661
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	109,144	(2,190)	106,954
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	28,011	—	—	28,011
Less: Net income (loss) attributable controlling interests in Predecessor	117,149	—	—	117,149
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	822	—	—	822

Net income (loss) attributable to Ares Management, L.P.	$—	$—	$—	$—

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

  •
  Tradable Credit Group:  Our Tradable Credit Group manages approximately 70 funds, which seek a wide variety of investments ranging from commingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors, with approximately $32.6 billion of assets under management as of September 30, 2014. While each of the group's funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies.

  •
  Direct Lending Group:  Our Direct Lending Group is one of the largest self-originating direct lenders to the U.S. and European markets, with approximately $28.0 billion of assets under management across approximately 35 funds or investment vehicles as of September 30, 2014, which include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs with affiliates of General Electric Company. In the second quarter of 2014, the group acquired Keltic Financial Services LLC and Keltic Financial Partners II, LP, a leading commercial finance company that provides asset-based loans to small and middle market companies based in New York (the "Keltic acquisition").

  •
  Private Equity Group:  Our Private Equity Group has achieved compelling investment returns for a loyal and growing group of high profile limited partners and has approximately $10.0 billion of assets under management as of September 30, 2014. The group focuses on majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe as well as growth equity opportunities in China. The group manages five private equity commingled funds in North America and China.

  •
  Real Estate Group:  Our Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $9.1 billion of assets under management across approximately 40 funds and services a portfolio of over $5.4 billion in mortgage loans principally through a subsidiary of Ares Commercial Real Estate Corporation ("ACRE") as of September 30, 2014. Our Real Estate Group focuses on lending and investing assets that have been under-managed or need repositioning in their markets. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts, including our acquisition of AREA Property Partners, L.P. ("AREA") in July 2013 ("AREA acquisition").

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

Trends Affecting Our Business

        We believe that our disciplined investment philosophy across our four distinct but complementary investment groups contributes to the stability of our firm's performance throughout market cycles. Additionally, as approximately 60.5% of our assets under management ("AUM") were in funds with a contractual life of seven years or more as of September 30, 2014, our funds have a stable base of committed capital which enables us to invest in assets with a long term focus over different points in a market cycle and take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

        Elevated geopolitical risks and speculation surrounded the Federal Open Market Committee policy as quantitative easing measures ended and contributed to heightened volatility during the third quarter of 2014. Credit markets came under pressure during the third quarter of 2014, with the BofA Merrill Lynch U.S. High Yield Master II Index declining to (1.92)%, and the Credit Suisse Leveraged Loan Index ("CSLLI") declining to (0.33)%. Amid uncertainties around global growth prospects equity markets increased by only 1.13% for the third quarter of 2014, and ended on a negative note that extended into the first half of October 2014. In Europe, softer economic data and slowing growth resulted in the European Central Bank announcing an expanded quantitative easing program. Concerns around weakness in Europe combined with slowing growth in China have exacerbated global market volatility as we entered the fourth quarter of 2014.

        For Ares' businesses, these markets and economies have created opportunities, particularly in the Direct Lending Group and Tradable Credit Group alternative credit funds and special situations funds, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables both our Direct Lending Group and Tradable Credit Group to reduce risk and enhance returns as market conditions shift. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Tradable Credit Group and Direct Lending Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 76.6% of the debt assets within our Tradable Credit Group and approximately 91.4% within our Direct Lending Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury curve.

Recent Transactions

        On October 8, 2014, our subsidiary, Ares Finance Co. LLC, issued $250.0 million aggregate principal amount of 4.0% Senior Notes due 2024. A portion of the net proceeds from this issuance were used to pay down $150.0 million of outstanding borrowings under our credit facility and $13.9 million obligation under certain promissory notes. Pro forma for the offering and application of the proceeds, cash balances would have been $157.7 million as of September 30, 2014.

        On October 30, 2014, a subsidiary of the Company executed a definitive agreement to acquire Energy Investors Funds ("EIF"), an asset manager in the energy infrastructure industry with approximately $4 billion of AUM and FEAUM across EIF's four commingled funds and related co-investment vehicles. The initial closing consideration is being financed primarily with cash, including a portion of the proceeds from the above-mentioned 4.0% Senior Notes offering, and with equity interests exchangeable for up to an aggregate of 1.6 million common units in the Company (before factoring any potential contingent consideration which is solely based on future performance). The transaction is expected to close by the end of 2014, subject to regulatory approval and other customary closing conditions.

        See Note 16, "Subsequent Events," to our condensed consolidated financial statements included in this Quarterly Report on Form 10 Q.

Consolidation and Deconsolidation of Ares Funds

        Pursuant to GAAP, we consolidate our Consolidated Funds in our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. These funds represented approximately 29.1% of our AUM as of September 30, 2014 and 19.3% of our management fees and 58.2% of our performance fees for the nine months ended September 30, 2014. As of September 30, 2014 and 2013, we consolidated 31 and 33 CLOs, respectively, and 35 and 40 non-CLOs, respectively.

        As of September 30, 2014, the Company held $70.0 million of investments in these CLOs, which represents its maximum exposure to loss.

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

        Performance Related Earnings.    Performance related earnings (or "PRE") is a measure used to assess our investment performance and our ability to cover performance fee compensation from performance fees and total investment income. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income (expense) earned from our Consolidated Funds and non-consolidated funds.

        Distributable Earnings.    Distributable earnings (or "DE") is a pre-income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by for expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in "—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures."

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

For our funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.

        The table below provides the period-to-period roll forward of AUM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Consolidated Segments
Change in AUM:
Beginning of period	$79,238	$60,918	$74,005	$60,158
Acquisition(1)	(216)	6,091	(179)	6,091
Commitments(2)	3,585	3,872	12,845	8,112
Capital reduction(3)	(1,023)	(459)	(4,049)	(2,560)
Distributions(4)	(1,370)	(1,772)	(4,031)	(3,926)
Change in fund value(5)	(599)	1,172	1,025	1,946

End of period	$79,616	$69,821	$79,616	$69,821

Average AUM	$79,427	$65,370	$76,810	$64,990

(1)
Represents AUM acquired via acquisition. Negative amounts are related to the termination of previously acquired asset management agreements.

(2)
Represents new commitments during the period, including equity and debt commitments and gross inflows into our open-ended managed accounts and sub-advised accounts, as well as equity offerings by our publicly traded vehicles.

(3)
Represents the permanent reduction in leverage during the period.

(4)
Represents distributions and redemptions net of recallable amounts.

(5)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        As of September 30, 2014 and 2013, our uninvested AUM was $18.5 billion and $13.3 billion, respectively, primarily attributable to the Direct Lending Group and the Private Equity Group.

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

  •
  for CLOs, the gross amount of aggregate collateral balance at par, adjusted for defaulted or discounted collateral (see "Fee earning AUM based on collateral balances, at par" in the "Components of fee earning AUM" table below for the amount of this component of fee earning AUM as of each period); and

  •
  for the remaining funds in the Tradable Credit Group, Ares Capital Corporation ("ARCC"), certain managed accounts in the Direct Lending Group and certain debt funds in the Real Estate Group, the portfolio value, gross asset value or NAV, adjusted in certain instances for cash or certain accrued expenses (see "Fee earning AUM based on market value and other" in the "Components of fee earning AUM" table below for the amount of this component of fee earning AUM as of each period).

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

        The table below provides the period-to-period roll forward of fee earning AUM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Consolidated segments
Change in fee earning AUM:
Beginning of period	$59,244	$48,867	$59,162	$47,582
Acquisition(1)	(165)	5,384	(165)	5,384
Commitments(2)	2,723	811	4,179	2,308
Subscriptions/deployment/increase in leverage(3)	1,384	2,522	6,042	5,391
Redemption/distributions/decrease in leverage(4)	(2,684)	(1,902)	(9,503)	(5,063)
Change in fund value(5)	(191)	463	704	696
Change in fee basis(6)	(391)	181	(500)	28

End of period	$59,920	$56,327	$59,920	$56,327

Average fee earning AUM	$59,582	$52,597	$59,541	$51,954

(1)
Represents AUM acquired via acquisition. Negative amounts are related to the termination of previously acquired asset management agreements.

(2)
Represents new commitments during the period for funds that earn management fees based on committed capital.

(3)
Represents subscription, capital deployment and increase in leverage (for funds that earn fees on a gross asset basis).

(4)
Represents redemptions, distributions and decrease in leverage (for funds that earn fees on a gross asset basis).

(5)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

(6)
Represents the change in fee basis from committed capital to invested capital, or from net basis to gross basis.

        The table below breaks out fee earning AUM by its respective components at each period:

	As of September 30,
	2014	2013
	(Dollars in millions)
Consolidated segments
Components of fee earning AUM
Fee earning AUM based on capital commitments(1)	$6,535	$5,974
Fee earning AUM based on invested capital(2)	9,234	10,682
Fee earning AUM based on market value/other(3)	21,759	17,424
Fee earning AUM based on collateral balances, at par(4)	22,392	22,247

Total fee earning AUM	$59,920	$56,327

  (1)
  Reflects limited partner capital commitments to funds for which the investment period has not expired.

  (2)
  Reflects limited partner invested capital, and GP invested capital for certain funds in the Real Estate Group.

  (3)
  Market value/other include variances for some funds that are attributable to management fee basis calculations based on average portfolio values or beginning of period values.

  (4)
  Reflects the gross amount of aggregate collateral balances, at par, for our CLOs and the SSLP.

Fund Performance Metrics

        Fund performance information for our investment funds that contributed at least 1% of our total management fees for the nine months ended September 30, 2014, which we refer to as our "significant funds," is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. In addition to management fees, each of these significant funds is eligible to receive incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not necessarily indicative of our performance and is also not necessarily indicative of the future performance of any particular fund. An investment in Ares is not an investment in any of our funds. Past performance is not necessarily indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See "—Results of Operations by Segment—Tradable Credit Group—Fund Performance Metrics as of September 30, 2014," "—Direct Lending Group—Fund Performance Metrics as of September 30, 2014," "—Private Equity Group—Fund Performance Metrics as of September 30, 2014" and "—Real Estate Group—Fund Performance Metrics as of September 30, 2014."

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

  •
  Tradable Credit Group long-only credit funds: Management fees generally range from 0.45% to 0.65% of principal par plus cash or NAV. The funds in the leveraged loan funds strategy have an average management contract term of 12.6 years as of September 30, 2014 and the fee ranges generally remain unchanged at the close of the re-investment period. The funds in the high-yield strategy generally represent open-ended managed accounts, which typically do not include investment period termination or management contract expiration dates.

  •
  Tradable Credit Group alternative credit funds: Management fees generally range from 0.50% to 1.75% of NAV, gross asset value, committed capital or invested capital. The funds in the credit opportunities strategy generally include open-ended or managed account structures, which typically do not include investment period termination or management contract expiration dates. The funds in the dynamic credit strategy are comprised of publicly-traded closed-end funds, which typically do not include investment period termination or management contract termination dates. The funds in the special situations strategy are comprised of closed-end funds, with investment period termination or management contract termination dates and managed accounts, which do not include investment period termination or management contract termination dates. For certain closed-end funds in this strategy, following the expiration or termination of the investment period the management fees step down to 1.00% of the aggregate adjusted cost of unrealized portfolio investments. The funds in this strategy have an average management contract term of 10.8 years as of September 30, 2014.

  •
  Direct Lending Group funds: Management fees generally range from 0.75% to 2.00% of invested capital, NAV or total assets. Following the expiration or termination of the investment period, the management fees, for certain closed end funds and managed accounts in this strategy generally step down to between 0.50% and 1.00% of the aggregate cost or market value of the portfolio investments. In addition, management fees include the ARCC Part I Fees. The funds in this strategy have an average management contract term of 9.8 years as of September 30, 2014.

  •
  Private Equity Group funds: Management fees generally range from 1.50% to 2.00% of total capital commitments during the investment period. The management fees for such funds generally step down to between 0.75% and 1.125% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period or (ii) the launch of a successor fund. The funds in this strategy have an average management contract term of 12.5 years as of September 30, 2014.

  •
  Real Estate Group funds: Management fees generally range from 0.50% to 1.50% of invested capital, stockholders' equity or total capital commitments. Following the expiration or termination of the investment period, the basis on which management fees are earned, for certain closed-end funds, managed accounts and co-investment vehicles in this strategy, changes from committed capital to invested capital with no change in the management fee rate. The funds in this strategy have an average management contract term of 9.6 years as of September 30, 2014.

        One-time deferred management fees represent base management fees that are generally calculated on a fixed percentage of principal par. Deferred management fees arise when a fund does not have sufficient liquidity to make payments or may be restricted by certain covenants from making payment. In some instances, we also defer management fees until certain performance conditions are met. If management fees are deferred, we will not recognize any management fees until collectability is assured. The amount of deferred management fees recognized by us typically increases with the length of time the fees are deferred. No management fees were deferred as of September 30, 2014.

        As of the reporting date, accrued but unpaid management fees, net of management fee reductions and management fee offsets, are included under management fees receivable in Note 11, "Related Party Transactions," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

        Performance Fees.    Performance fees are based on certain specific hurdle rates as defined in the applicable investment management or partnership agreements of the Consolidated Funds that we manage. Performance fees are recorded on an accrual basis to the extent such amounts are contractually due. The investment returns of most of our funds may be volatile. Performance fees are assessed as a percentage of the investment return of the funds. The performance fee measurement period varies by type of fund and is typically indicative of when realizations are likely to occur. The performance fees from our Tradable Credit Group alternative credit funds and ARCC Part II Fees are measured and paid on an annual basis. The performance fees from our Tradable Credit Group long-only credit funds, Tradable Credit Group alternative credit funds, Direct Lending Group managed accounts and Private Equity Group funds are generally measured at liquidation of the fund, as fund return hurdles are cumulative. For the Tradable Credit Group long-only credit funds, Tradable Credit Group alternative funds and Direct Lending Group managed accounts, realizations occur as the fund is liquidating. Private Equity Group funds generally distribute performance fees as investment realizations occur. Further, Private Equity Group funds, Tradable Credit Group alternative credit funds and certain leveraged loan funds generally may make annual tax distributions based on the tax obligation at year-end and may be greater than the performance fees that were distributed during the year.

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

        We may be liable to certain funds for previously realized performance fees if the fund's investment values decline below certain return hurdles, which vary from fund to fund. As of September 30, 2014 and December 31, 2013, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. When the fair value of a fund's investment remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each investment fund is considered separately in evaluating carried interest and potential clawback obligations. For any given period, performance fees could therefore be negative; however, cumulative performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund's investments at the then-current fair values previously recognized and distributed performance fees would be required to be returned, a liability would be established in our financial statements for the potential clawback obligation which may differ from the amount of revenue that we reverse. At September 30, 2014 and December 31, 2013, if we assumed all existing investments were valued at $0, the total amount of performance fees subject to clawback, net of tax, would have been approximately $297.9 million and $346.4 million, respectively, of which approximately $241.7 million and $280.5 million, respectively, would be reimbursable by professionals who have received such performance fees.

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

Expenses

        Compensation and Benefits.    Compensation generally includes salaries, bonuses, health and welfare benefits, and equity-based compensation. Compensation cost relating to the issuance of certain equity-based awards is measured at fair value at the grant date, taking into consideration expected forfeitures, and expensed over the vesting period on a straight line basis. Other equity-based awards are re-measured at the end of each reporting period. Bonuses are accrued over the service period to which they relate. All compensation and payments made to our senior partners are accounted for as distributions on the equity held by such senior partners rather than as employee compensation.

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

Other Income

        Interest, Dividend and Other Investment Income.    Interest, dividend and other investment income consists primarily of interest income and dividend income. Interest and other income are recognized on an accrual basis to the extent that such amounts are expected to be collected.

        Interest Expense.    Interest expense primarily consists of interest expense related to our credit facility (the "Credit Facility"), which has a variable interest rate based upon a credit spread that is adjusted with changes to corporate credit ratings.

        Other Income (Expense), Net.    Other income (expense), net, consists of other income (expense) that includes transaction gain (loss) and other non-operating and non-investment related activity.

        Net Realized Gain (Loss) on Investments.    Net gains (loss) from investment activities include both realized gains and losses in our investment portfolio. Net realized gain (loss) is realized when we redeem all or a portion of our investment or when we receive a distribution.

        Net Change in Unrealized Appreciation (Depreciation) on Investments.    Net change in unrealized appreciation (depreciation) on investments represents the unrealized appreciation (depreciation) resulting from the investments of the Company. Unrealized appreciation (depreciation) on investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized appreciation (depreciation) at the time an investment is realized.

        Interest and Other Income of Consolidated Funds.    Interest and other income of our Consolidated Funds primarily relates to interest and dividend income generated from the underlying investment securities.

        Interest Expense of Consolidated Funds.    The interest expenses of Consolidated Funds are principally comprised of interest expense related to our CLOs' loans payable and to a lesser extent, revolving credit lines of other funds.

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

        Non-Controlling Interests.    Net income (loss) attributable to non-controlling interests in Consolidated Funds represents the ownership interests that third parties hold in entities that are consolidated in our condensed consolidated financial statements.

        Net income (loss) attributable to non-controlling interest in Ares Operating Group entities for prior period represents the results attributable to various minority non-control oriented strategic investment partners. For the nine months ended September 30, 2014, it represents 100% of net income through April 30, 2014 and proportional daily average ownership in Ares Operating Group entities from May 1, 2014 to September 30, 2014.

Results of Operations

Condensed Consolidated Results of Operations

        The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three months and nine months ended September 30, 2014. The condensed consolidated financial statements of our Predecessors have been prepared on substantially the same basis for all historical periods presented; however, following our Reorganization and initial public offering, net income attributable to our Predecessor is presented together with net income attributable to non-controlling interests in Ares Operating Group entities. Additionally, Consolidated Funds are not necessarily the same entities in each period presented due to changes in ownership, changes in limited partners' rights and the creation and termination of funds. We consolidated funds where through our management contract and other interests we are deemed to hold a controlling financial interest. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses)

of Consolidated Funds for the three months and nine months ended September 30, 2014 and 2013. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $31,156, $85,140 and $32,014, $81,511 for the three and nine months ended September 30, 2014 and 2013, respectively)	$127,464	$108,851	$352,439	$269,057
Performance fees	41,885	20,544	69,274	48,867
Other fees	5,812	6,482	18,694	14,792

Total revenues	175,161	135,877	440,407	332,716

Expenses
Compensation and benefits	100,928	93,307	347,591	240,841
Performance fee compensation	33,263	64,130	125,948	123,087
General, administrative and other expenses	41,737	56,492	119,972	99,138
Consolidated Funds expenses	27,409	23,108	53,058	96,831

Total expenses	203,337	237,037	646,569	559,897

Other income (expense)
Interest, dividend and other investment income	652	2,714	7,673	5,463
Interest expense	(1,565)	(2,575)	(5,241)	(7,365)
Other income (expense), net	(1,609)	(202)	(4,847)	(55)
Net realized gain (loss) on investments	1,725	(529)	474	232
Net change in unrealized appreciation (depreciation) on investments	11,113	1,859	24,962	(996)
Interest, dividend and other investment income of Consolidated Funds	189,600	331,488	738,283	945,018
Interest expense of Consolidated Funds	(215,524)	(103,814)	(564,307)	(336,786)
Net realized gain (loss) on investments of Consolidated Funds	(30,972)	22,125	71,833	88,996
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(2,129)	261,081	326,611	60,823

Total other income (expense)	(48,709)	512,147	595,441	755,330

Income (loss) before taxes	(76,885)	410,987	389,279	528,149
Income tax expense (benefit)	2,399	4,790	971	35,552

Net income (loss)	(79,284)	406,197	388,308	492,597

Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(96,675)	292,925	261,597	239,661
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	(23,694)	44,657	26,767	106,954
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group Entities	26,923	12,895	67,556	28,011
Less: Net income (loss) attributable to controlling interests in Predecessor	—	55,758	—	117,149
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group Entities	191	(38)	573	822

Net income (loss) attributable to Ares Management, L.P.	$13,971	$—	$31,815	$—

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

        Management Fees.    Total management fees increased by $18.6 million, or 17.1%, to $127.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. In addition, management fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $19.3 million to $26.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

  •
  Our Direct Lending Group generated an additional $6.3 million in management fees for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to additional capital raised by ARCC. The deconsolidation of Ares Capital Europe II ("ACE II") during the first quarter of 2014 also contributed to the increase in management fees by $1.9 million.

  •
  Our Real Estate Group generated an additional $7.7 million in management fees for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was due to the expansion of our Real Estate Group equity platform, including the new funds of Ares US Real Estate Fund VIII ("U.S. VIII") and European Real Estate Fund IV ("EU IV").

  •
  Our Tradable Credit Group generated an additional $4.4 million in management fees for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was principally attributable to incremental fees from new funds that were launched subsequent to the third quarter of 2013.

        Performance Fees.    Performance fees increased by $21.3 million, or 103.9%, to $41.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, $2.1 million and $9.2 million of performance fees were reversed related to our Direct Lending Group and Tradable Credit Group, respectively, while $0.7 million of performance fees were reversed for the three months ended September 30, 2013 related to our Tradable Credit Group. In addition, performance fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $82.9 million to a $0.4 million loss for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

  •
  Our Direct Lending Group experienced an increase of $5.0 million in total performance fees for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in performance fees was principally attributable to increases in fees from managed accounts of $1.1 million, and ARCC Part II Fees of $5.4 million as a result of increases in net realized capital gains. Furthermore, for the three months ended September 30, 2013, there were $2.1 million in reversals of previously recognized performance fees from ACE II due to market depreciation.

  •
  Our Private Equity Group experienced an increase of $36.8 million in total performance fees for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in performance fees was attributable to a $36.8 million increase from Ares Corporate Opportunities Fund IV ("ACOF IV"), which exceeded its hurdle for the first time in the third quarter of 2014.

  •
  The increase in performance fees was offset by a decrease of $20.5 million in total performance fees in our Tradable Credit Group for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Ares Special Situations Fund III ("ASSF III") and Ares Credit Strategies Fund I ("CSF") contributed $5.6 million and $13.2 million, respectively, to the decrease due to a decline in fair values of the assets which resulted in unrealized depreciation.

    Furthermore, there were $9.2 million and $0.7 million in reversals of previously recognized performance fees for the three months ended September 30, 2014 and 2013, respectively, due to decreases in unrealized appreciation.

        Other Fees.    Administrative fees and other income decreased by $0.7 million, or 10.3%, to $5.8 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to a decrease in property management fees in our Real Estate Group.

Expenses

        Compensation and Benefits.    Compensation and benefits increased by $7.6 million, or 8.2%, to $100.9 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase was primarily attributable to merit-based increases and an increase in headcount, including additional professionals from the Keltic acquisition, that collectively increased expenses by $6.3 million.

        Performance Fee Compensation.    Performance fee compensation decreased by $30.9 million, or 48.1%, to $33.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The change in performance fee compensation was directly correlated with change in performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

        Expenses of our Consolidated Funds.    Expenses of Consolidated Funds increased by $4.3 million, or 18.6%, to $27.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily due to higher one-time closing fees incurred by the new CLO funds launched in the third quarter of 2014 compared to the activities during the same period in 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $14.8 million, or 26.1%, to $41.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We accelerated amortization of certain Tradable Credit Group management fee contracts in connection with their reduced estimated useful lives, which resulted in $17.7 million additional amortization expense for the three months ended September 30, 2013. As a result, we would expect amortization expenses to decrease as certain management contracts have been fully amortized in prior periods.

Other Income (Expense)

        When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds. Within each group's returns, we aggregate interest, dividend and other investment income with interest expense and aggregate the net realized and unrealized gains (losses) to derive net investment gain (loss).

        For the three months ended September 30, 2014 and 2013, the other income associated with the Company and our Consolidated Funds is summarized below:

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Other income (expense) of the Company's investment portfolio:
Interest, dividend and other investment income	$652	$2,714
Interest expense	(1,565)	(2,575)
Other income (expense), net	(1,609)	(202)

Net interest, dividend and other income (expense) attributed to the Company	(2,522)	(63)

Net realized gain (loss) on investments	1,725	(529)
Net change in unrealized appreciation (depreciation) on investments	11,113	1,859

Net investments gains (losses) of the Company	12,838	1,330

Other income (expense) of the Company's investment portfolio	10,316	1,267

Other income (expense) of Consolidated Funds:
Interest, dividend and other investment income of Consolidated Funds	189,600	331,488
Interest expense of Consolidated Funds	(215,524)	(103,814)

Net interest income (expense) of Consolidated Funds	(25,924)	227,674

Net realized gain (loss) on investments of Consolidated Funds	(30,972)	22,125
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(2,129)	261,081

Net investments gains (losses) of Consolidated Funds	(33,101)	283,206

Other income (expense) of Consolidated Funds	(59,025)	510,880

Total other income (expense)	$(48,709)	$512,147

Investments of the Company

        Net interest, dividend and other expense attributed to the Company increased by $2.5 million to $2.5 million for the three months ended September 30, 2014 from $0.1 million for the three months ended September 30, 2013. The increase was primarily due to a one-time recognition on disposal of fixed assets of $2.9 million as a result of office relocations. Additionally, dividend income decreased by $1.6 million related to investments in ACRE and ARCC that the Company disposed in the fourth quarter 2013.

        Net investment gains of the Company increased by $11.5 million to $12.8 million for the three months ended September 30, 2014, from $1.3 million for the three months ended September 30, 2013. The increase in net investment gains was due to increases in net unrealized appreciation on investments of $9.3 million and in realized gains of $2.3 million. Upon the disposition of an investment, previously recognized unrealized gains and losses were reversed and an offsetting realized gain or loss was recognized in the current period.

        The change in net investment gains (losses) was primarily due to an increase of $12.0 million of unrealized appreciation from derivative instruments used to mitigate our exposure to foreign exchange rate fluctuations, of which $10.6 million was due to market appreciation and $1.4 million was from realizations. This gain was partially offset by $3.2 million of market depreciation in our investments in the special situation funds during the three months ended September 30, 2014 when compared to the same period in 2013.

  Investments of Consolidated Funds

        Net interest income (expense) of Consolidated Funds decreased by $253.6 million to a net interest expense of $25.9 million for the three months ended September 30, 2014, from $227.7 million net interest income for the three months ended September 30, 2013. Interest income decreased by $141.9 million, or 42.8%, to $189.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Our Tradable Credit Group experienced a decrease in interest income of $45.4 million as a result of shrinking yields from our investments as evidenced by a decline in average yield to a 3-year life of the CSLLI from 5.45% as of September 30, 2013 to 5.15% as of September 30, 2014. Our Private Equity Group had a decrease of $89.5 million primarily due to a reduction in interest income resulting from the pay down and restructure of certain debt investments subsequent to September 30, 2013. Interest expense increased by $111.7 million, or 107.6%, to $215.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily driven by an increase of $115.3 million in our Tradable Credit Group principally attributable to (i) the closing of six new CLOs after the three months ended September 30, 2013, which carry a higher cost of capital versus legacy CLOs that have rolled off, and (ii) the increased distributions to subordinated note holders that are recorded as interest expense of the Consolidated Funds.

        The Consolidated Funds reported a net investment loss of $33.1 million for three months ended September 30, 2014, compared to a net investment gain of $283.2 million for three months ended September 30, 2013. The Private Equity Group reported $194.3 million and $18.4 million in net investment gains for three months ended September 30, 2013 and 2014, respectively. The net investment gain for three months ended September 30, 2013 and 2014 was primarily driven by unrealized changes in underlying investments at Ares Corporate Opportunities Fund II ("ACOF II") and Ares Corporate Opportunities Fund III ("ACOF III"). The Tradable Credit Group reported a net investment gain of $43.2 million for three months ended September 30, 2013 and a net investment loss of $49.5 million for the three months ended September 30, 2014. The net investment gain for three months ended September 30, 2013 was primarily driven by unrealized appreciation of the investments in our Tradable Credit Group multi-strategy and high yield funds. The net investment loss for three months ended September 30, 2014 was primarily driven by unrealized depreciation of the investments in our Tradable Credit Group multi-strategy funds.

        Income Tax Expense/Benefits.    Income tax expense decreased by $2.4 million, or 49.9%, to $2.4 million for the three months ended September 30, 2014 from $4.8 million for the three months ended September 30, 2013. The decrease in income tax expense is primarily due to a decrease of $3.0 million, or 43.0%, for the Company's income tax expense of $4.1 million for the three months ended September 30, 2014 when compared to the same period in 2013, that is mostly attributable to lower performance fees earned for the three months ended September 30, 2014 when compared to the same period in 2013. This decrease was partially offset by a lower tax benefit of $0.6 million recognized for the Consolidated Funds to a $1.7 million income tax benefit the three months ended September 30, 2014. Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company's investment income is generally not subject to income tax.

        Non-Controlling Interests.    Net income (loss) attributable to non-controlling interests in Consolidated Funds was a net loss of $96.7 million for the three months ended September 30, 2014 compared to a net income of $292.9 million for three months ended September 30, 2013. The decrease in net income attributable to non-controlling interests of $389.6 million was due to a decrease in net change in unrealized appreciation from the Private Equity Group and a decrease in investment income from Tradable Credit Group funds.

        For the three months ended September 30, 2014, net income (loss) attributable to non-controlling interests in Ares Operating Group entities represents net income attributable to the owners of AOG Units that are not held by Ares Management, L.P. For three months ended September 30, 2013, the net income

(loss) attributable to non-controlling interests in Ares Operating Group Entities represents the results attributable to various minority non-control oriented strategic investment partners of the Predecessor.

        Controlling Interests.    For the three months ended September 30, 2014, income attributable to Ares Management, L.P. represents controlling interest as Ares Management, L.P., either directly or through direct subsidiaries, controls the Ares Operating Group entities. For three months ended September 30, 2013, net income (loss) attributable to controlling interest in Predecessor represents the results attributable to APMC, the controlling partner of the Predecessor.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

Revenues

        Management Fees.    Total management fees increased by $83.4 million, or 31.0%, to $352.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Management fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $22.7 million to $84.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

  •
  Our Direct Lending Group generated an additional $30.9 million in management fees for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to additional capital raised by ARCC. The deconsolidation of ACE II during the first quarter of 2014 also contributed to the increase in management fees of $1.9 million.

  •
  Our Real Estate Group generated an additional $39.4 million in management fees for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to the expansion of the Real Estate Group platform, including the management fee contracts acquired in the AREA acquisition in the third quarter of 2013, new fund raises and additional capital raised by ACRE.

  •
  Our Tradable Credit Group generated an additional $12.8 million in recurring management fees for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to incremental fees from new funds that launched subsequent to the third quarter of 2013.

        Performance Fees.    Performance fees increased by $20.4 million, or 41.8%, to $69.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, $0.1 million of performance fees related to our Tradable Credit Group was reversed due to market depreciation. No performance fees were reversed for the nine months ended September 30, 2013. In addition, performance fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $45.8 million to $96.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

  •
  Our Direct Lending Group experienced an increase of $10.5 million in total performance fees for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in performance fees was principally attributable to increases in ARCC Part II Fees and certain managed accounts of $6.8 million and $1.3 million, respectively, as a result of market appreciation in the nine months ended September 30, 2014.

  •
  Our Private Equity Group experienced an increase of $36.8 million in total performance fees for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 that was principally attributable to a $36.8 million increase from ACOF IV, which exceeded its hurdle in the third quarter of 2014.

  •
  The increase in performance fees was offset by a decrease of $27.9 million in total performance fees in our Tradable Credit Group for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Due to a decline in market appreciation for the nine months ended September 30, 2014, we recorded a decrease in fees from CSF, ASSF III, BVK and a leveraged loan fund, of $17.5 million, $4.9 million, $1.4 million and $3.2 million, respectively.

        Other Fees.    Administrative fees and other income increased by $3.9 million, or 26.4%, to $18.7 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in administrative service fees from ARCC and ACRE, and other property management fees within our Real Estate Group.

Expenses

        Compensation and Benefits.    Compensation and benefits increased by $106.8 million, or 44.3%, to $347.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to the one-time recognition of $56.2 million in equity compensation expense resulting from the acceleration of expense in connection with the Reorganization, as well as expense recorded in connection with the granting of restricted units, options and phantom units under Ares Management, L.P. 2014 Equity Incentive Plan of approximately $12.8 million. The remaining increase in compensation and benefits was generally due to merit-based increases and increasing headcount, including additional professionals from the AREA acquisition, Keltic acquisition, and the externalization of management of one of our European funds in the Direct Lending Group, whose costs were previously borne by the fund.

        Performance Fee Compensation.    Performance fee compensation increased by $2.9 million, or 2.3%, to $125.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The change in performance fee compensation was directly correlated with change in performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

        Expenses of our Consolidated Funds.    Expenses of Consolidated Funds decreased by $43.8 million, or 45.2%, to $53.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This expense decreased primarily due to a reduction of $30.0 million of one-time offering related expenses that were recorded in the first quarter of 2013. Additionally, the number of funds that we consolidated with our results decreased, where nine CLOs and five partnership funds were dissolved or liquidated between September 30, 2013 and September 30, 2014 and replaced with six new CLOs and three new partnership funds that were consolidated in the same period.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $20.8 million, or 21.0%, to $120.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was driven primarily by an increase in office expense to accommodate growing staff, and by increases in acquisition costs and consulting expenses resulting from the externalization of management of one of our European funds in the Direct Lending Group, the AREA acquisition, and the Keltic acquisition.

Other Income (Expense)

        When evaluating the changes in other income (expense), we separately analyze the returns generated by the Company's investment portfolio from the investment returns generated by our Consolidated Funds. Within each group's returns, we aggregate interest, dividend and other investment income with interest expense and aggregate the net realized and unrealized gains (losses) to derive net investment gain (loss).

        For the nine months ended September 30, 2014 and 2013, the other income associated with the Company and our Consolidated Funds is summarized below:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Other income (expense) of the Company's investment portfolio:
Interest, dividend and other investment income	$7,673	$5,463
Interest expense	(5,241)	(7,365)
Other income (expense), net	(4,847)	(55)

Net interest income (expense) attributed to the Company	(2,415)	(1,957)

Net realized gain (loss) on investments	474	232
Net change in unrealized appreciation (depreciation) on investments	24,962	(996)

Net investments gains (losses) of the Company	25,436	(764)

Other income (expense) of the Company's investment portfolio	23,021	(2,721)

Other income (expense) of Consolidated Funds:
Interest, dividend and other investment income of Consolidated Funds	738,283	945,018
Interest expense of Consolidated Funds	(564,307)	(336,786)

Net interest income (expense) of Consolidated Funds	173,976	608,232

Net realized gain (loss) on investments of Consolidated Funds	71,833	88,996
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	326,611	60,823

Net investments gains (losses) of Consolidated Funds	398,444	149,819

Other income (expense) of Consolidated Funds	572,420	758,051

Total other income (expense)	$595,441	$755,330

Investments of the Company

        Net interest, dividend and other expense of the Company increased by $0.5 million to $2.4 million for the nine months ended September 30, 2014, from $2.0 million for the nine months ended September 30, 2013. The increase in net interest, dividend and other expense was primarily due to (i) a one-time loss of disposal of fixed assets of $2.9 million as a result of office relocations; (ii) $1.5 million in foreign currency transaction losses related to the revaluation of assets and liabilities denominated in foreign currencies, reflecting differences in foreign currency exchange rates between the transactional and functional currencies; and offset by (iii) a one-time fee of $6.5 million earned from an equity bridge facility related to a Tradable Credit Group investment and (iv) decrease in interest expense incurred as a result of lower average borrowings under the Credit Facility for the nine months ended September 30, 2014.

        Net investment gains (losses) of the Company increased to $25.4 million for the nine months ended September 30, 2014, from $(0.8) million for the nine months ended September 30, 2013. The increase in net investment gains was the result of an increase in unrealized appreciation on investments of $26.0 million and an increase of $0.2 million in realized gains. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The net change in investment gains (losses) was due to (i) $8.9 million net increase attributable to new investments held in Real Estate Group funds as part of our expansion of the Real Estate Group platform in 2013; (ii) net appreciation of $7.9 million from derivative instruments held to hedge against the foreign exchange rate of our investments in various leveraged loan funds and cash held in foreign currencies; (iii) $8.6 million non-recurring losses from ARCC and ACRE that was incurred during the period ended September 30, 2013. ARCC and ACRE were distributed to our owners in the fourth quarter of 2013 and no longer held in 2014.

  Investments of Consolidated Funds

        Net interest income (expense) of Consolidated Funds decreased by $434.3 million, or 71.4%, to $174.0 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Interest income decreased by $206.7 million, or 21.9%, to $738.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Our Tradable Credit Group experienced a decrease of $132.8 million in interest income as a result of shrinking yields from its investments as evidenced by a decline in average yield to a 3-year life of the CSLLI from 5.45% as of September 30, 2013 to 5.15% as of September 30, 2014. Interest expense increased by $227.5 million, or 67.6%, to $564.3 million for the nine months ended September 30, 2014. This increase was primarily driven by an increase of $237.0 million in our Tradable Credit Group attributable (i) to the closing of six new CLOs subsequent to September 30, 2013, which carry a higher cost of capital versus legacy CLOs that have rolled off, and (ii) the increased distributions paid to the subordinated debt holders, including liquidating distributions, are recorded as interest expenses of the Consolidated Funds.

        The Consolidated Funds reported a net investment gain of $398.4 million and $149.8 million for nine months ended September 30, 2014 and September 30, 2013, respectively. Our Private Equity Group reported $357.6 million and $237.3 million in net investment gain for nine months ended September 30, 2014 and 2013, respectively. The net investment gain for nine months ended September 30, 2014 and 2013 was primarily driven by unrealized changes in underlying investments at ACOF III. Our Tradable Credit Group reported a net investment loss of $78.9 million for nine months ended September 30, 2013 and a net investment gain of $43.5 million for the nine months ended September 30, 2014. The net investment loss for nine months ended September 30, 2013 was primarily driven by unrealized depreciation of the investments in leveraged loan funds. The net investment gain for nine months ended September 30, 2014 was primarily driven by unrealized appreciation of the investments in leveraged loan funds offset by unrealized depreciation of the investments in multi-strategy funds.

        Income Tax Expense/Benefits.    Income tax expense decreased by $34.6 million, or 97.3%, to $1.0 million for the nine months ended September 30, 2014 from $35.6 million expense for the nine months ended September 30, 2013. The decrease is primarily due to a decrease in income tax expense of $21.0 million for ACOF III, related to the change in unrealized gains attributed to an ACOF III portfolio company. The Company also experienced a decrease in income tax expense of $13.3 million, for the nine months ended September 30, 2013 to $3.4 million income tax expense for the nine months ended September 30, 2014. The reduction in income tax expense for the Company was primarily due to the lower net income before taxes, which has decreased significantly due to the acceleration of equity compensation in connection with our IPO. Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company's investment income is generally not subject to income tax.

        Non-Controlling Interests.    Net income attributable to non-controlling interests in Consolidated Funds was $261.6 million for the nine months ended September 30, 2014 compared to $239.7 million for nine months ended September 30, 2013. The increase in net income attributable to non-controlling interests of $21.9 million was due to an increase in net change in unrealized appreciation from the CLOs in the Tradable Credit Group and from funds in the Private Equity Group.

        For the nine months ended September 30, 2014, net income (loss) attributable to non-controlling interests in Ares Operating Group entities represents results attributable to controlling and non-controlling interest of the Predecessor through April 30, 2014 and to the owners of AOG Units that are not held by Ares Management, L.P. from May 1 2014 (the date of the reorganization) through September 30, 2014. Net income (loss) attributable to non-controlling interests in Ares Operating Group entities for the nine months ended September 30, 2013 represents the results attributable to various minority, non-control oriented strategic investment partners of the Predecessor.

        Controlling Interests.    After May 1, 2014 (the date of the reorganization), income attributable to Ares Management, L.P. represents controlling interest as Ares Management, L.P., either directly or through direct subsidiaries, controls the Ares Operating Group entities. For the period from January 1, 2014 to May 1, 2014, net income (loss) attributable to controlling interest in the Predecessor are presented as net income attributable to non-controlling interest in Ares Operating Group Entities, which represents the results attributable to APMC, the controlling partner of the Predecessor.

Segment Analysis

        Under GAAP, we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares' affiliates and affiliated funds and co-investment entities, for which we are the general partner and are presumed to have control, and (b) entities that we concluded are VIEs, including limited partnerships in which we have a nominal economic interest and the CLOs, for which we are deemed to be the primary beneficiary. See Note 2, "Summary of Significant Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

ENI and Other Measures

        The following table sets forth FRE, PRE, ENI and DE on a segment basis and Stand Alone basis for the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013. FRE, PRE, ENI and DE are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. Please see "—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fee related earnings (loss):
Tradable Credit Group	$23,487	$34,677	$64,451	$73,977
Direct Lending Group	30,562	28,919	92,814	76,206
Private Equity Group	11,739	13,616	36,896	41,663
Real Estate Group	11,229	4,615	18,926	(41)

Segment fee related earnings	77,017	81,827	213,087	191,805

Operations Management Group	(35,794)	(29,751)	(105,866)	(74,129)

Stand Alone fee related earnings	$41,223	$52,076	$107,225	$117,676

Performance related earnings (loss):
Tradable Credit Group	$(1,006)	$34,302	$23,547	$78,479
Direct Lending Group	10,061	6,917	12,253	8,742
Private Equity Group	19,848	19,051	69,747	25,969
Real Estate Group	1,929	4,351	11,734	(2,148)

Segment performance related earnings	30,832	64,621	117,281	111,042

Operations Management Group	—	—	—	—

Stand Alone performance related earnings	$30,832	$64,621	$117,281	$111,042

Economic net income (loss):
Tradable Credit Group	$22,481	$68,979	$87,998	$152,456
Direct Lending Group	40,623	35,836	105,067	84,948
Private Equity Group	31,587	32,667	106,643	67,632
Real Estate Group	13,158	8,966	30,660	(2,189)

Segment economic net income	107,849	146,448	330,372	302,847

Operations Management Group	(35,794)	(29,751)	(105,866)	(74,129)

Stand Alone economic net income	$72,055	$116,697	$224,506	$228,718

Distributable earnings (loss):
Tradable Credit Group	$54,185	$71,449	$133,741	$162,400
Direct Lending Group	30,288	28,735	89,501	76,781
Private Equity Group	14,145	17,760	47,780	59,832
Real Estate Group	3,773	(1,146)	7,615	(6,563)

Segment distributable earnings	102,391	116,798	278,637	292,450

Operations Management Group	(37,067)	(30,113)	(110,419)	(75,206)

Stand Alone distributable earnings	$65,324	$86,685	$168,218	$217,244

Results of Operations by Segment

Tradable Credit Group

        The following table sets forth certain statement of operations and other data of our Tradable Credit Group segment on a Stand Alone basis for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Management fees—recurring	$37,038	$33,463	$106,802	$94,887
Management fees—one-time deferrals	—	13,893	—	15,032

Total management fees	37,038	47,356	106,802	109,919
Administrative fees and other income	3	25	53	79
Compensation and benefits	(10,813)	(9,475)	(32,071)	(26,829)
General, administrative and other expenses	(2,741)	(3,229)	(10,333)	(9,192)

Fee related earnings	$23,487	$34,677	$64,451	$73,977

Performance fees—realized	$31,599	$22,130	$66,094	$53,816
Performance fees—unrealized	(44,526)	14,580	(42,635)	44,365
Performance fee compensation—realized	(6,973)	(2,194)	(28,465)	(13,502)
Performance fee compensation—unrealized	13,476	(11,698)	10,301	(38,302)

Net performance fees	(6,424)	22,818	5,295	46,377

Investment income (loss)—realized	6,868	16,341	31,453	49,331
Investment income (loss)—unrealized	(3,225)	(6,438)	(18,625)	(18,346)
Interest, dividend and other investment income	2,222	2,093	6,801	2,914
Interest expense	(447)	(512)	(1,377)	(1,797)

Net investment income	5,418	11,484	18,252	32,102

Performance related earnings	$(1,006)	$34,302	$23,547	$78,479

Economic net income	$22,481	$68,979	$87,998	$152,456

Distributable earnings	$54,185	$71,449	$133,741	$162,400

Tradable Credit Group—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

        Management Fees.    Total management fees decreased by $10.3 million, or 21.8%, to $37.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Excluding the one-time recognition of previously deferred management fees of $13.9 million in the third quarter of 2013, management fees increased 10.7% from $33.5 million to $37.0 million for the three months ended September 30, 2014 compared to the same period in 2013. The effective management fee rate increased by 0.04% from 0.55% (net of the impact of previously deferred management fees of 0.23%) for the three months ended September 30, 2013, to 0.59% for the three months ended September 30, 2014. The increase in management fees (excluding the one-time recognition) was driven by incremental management fees of $2.7 million from new CLOs and $3.2 million from new alternative credit funds that were launched subsequent to the third quarter of 2013. The effective management fee rate for the three months ended September 30, 2014 was 0.59%, which was comprised of 0.45% for long-only credit funds and 1.02% for alternative credit funds. For the same period last year, the effective management fee rate was 0.55%, which included 0.42% for long-only funds and 1.03% for alternative credit funds. The effective rates for long-only credit funds are presented net of previously deferred management fees of 0.29% for the three months ended September 30, 2013.

        Performance Fees.    Performance fees decreased by $49.6 million, or 135.2%, to $(12.9) million for the three months ended September 30, 2014 from $36.7 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, reversals of previously recognized performance fees were approximately $1.4 million and $12.9 million related to long-only credit funds and alternative credit funds, respectively. For the three months ended September 30, 2013, reversals of previously recognized performance fees were approximately $0.7 million related to alternative credit funds. Performance fees for this segment by type of fund are as follows:

	Three Months Ended September 30,
	2014	2013
	(Dollars in millions)
Tradable Credit Group long-only credit funds	$(2.0)	$14.3
Tradable Credit Group alternative credit funds	(10.9)	22.4

Total	$(12.9)	$36.7

        Our Tradable Credit Group experienced a decrease in performance fees due to market depreciation across our funds for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Performance fees for the three months ended September 30, 2014 were generated primarily by losses in alternative credit funds, including $(3.0) million from CSF, $(3.7) million from Ares Enhanced Credit Opportunities Fund ("ECO"), and $(3.0) million from ASSF III. Additionally, our long-only credit funds contributed $(2.0) million of the performance fees. Performance fees for the three months ended September 30, 2013 were primarily driven by gains from market appreciation for the alternative credit funds due to CSF, Indicus Credit Opportunity Fund ("ICOF"), ECO and other special situations funds contributing $10.2 million, $2.3 million, $4.1 million and $4.9 million, respectively. Additionally, our long-only credit funds contributed $14.3 million in performance fees, including $13.3 million from CLOs.

        Compensation and Benefits.    Compensation and benefits increased by $1.3 million, or 14.1%, to $10.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was driven primarily by merit-based increases and an increase in headcount. Compensation and benefits represented 29.2% of recurring management fees for the three months ended September 30, 2014 compared to 28.3% for the three months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $0.5 million, or 15.1%, to $2.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was due to non-recurring professional fees during the third quarter of 2013 attributed to reorganization efforts and acquisition activities.

        Net Investment Income (Loss).    Net investment income decreased by $6.1 million, or 52.8%, to $5.4 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease in net investment income was primarily due to market depreciation resulting from decreases in yields from the long-only credit funds and alternative credit funds in 2014. The decrease was offset by an increase in gains from derivative instruments held to hedge against foreign exchange rate fluctuations.

        Fee Related Earnings.    FRE was $23.5 million for the three months ended September 30, 2014 compared to $34.7 million for the three months ended September 30, 2013, representing a decrease of

$11.2 million. In the third quarter of 2013, we recognized on a one-time basis deferred management fees of $13.9 million. Excluding this amount, FRE increased $2.7 million, or 13.0%, for the three months ended September 30, 2014, compared to the same period in 2013. The increase in FRE was primarily due to an increase in management fees (excluding the one-time recognition) of $3.5 million and was partially offset by an increase in compensation and benefits of $1.3 million in 2014.

        Performance Related Earnings.    PRE was $(1.0) million for the three months ended September 30, 2014 compared to $34.3 million for the three months ended September 30, 2013. The decrease in PRE of $35.3 million was primarily attributable to the decreases in net performance fees of $29.2 million and in net investment income of $6.1 million.

        Economic Net Income.    ENI was $22.5 million for the three months ended September 30, 2014 compared to $69.0 million for the three months ended September 30, 2013, representing a decrease of $46.5 million. The decrease in ENI was primarily driven by decreases in net performance fees of $29.2 million, in net investment income of $6.1 million and in FRE of $11.2 million.

        Distributable Earnings.    DE decreased to $54.2 million for the three months ended September 30, 2014 from $71.4 million for the three months ended September 30, 2013. The decrease was primarily due to decreases in FRE by $11.2 million and in realized investment income by $9.5 million.

Tradable Credit Group—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Management Fees.    Total management fees decreased by $3.1 million, or 2.8%, to $106.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Excluding the one-time recognition of previously deferred management fees of $15.0 million for the nine months ended September 30, 2013, management fees increased 12.6% from $94.9 million to $106.8 million. The effective management fee rate increased from 0.53% (net of the impact of previously deferred management fees of 0.08%) for the nine months ended September 30, 2013, to 0.57% for the nine months ended September 30, 2014. The increase in management fees (excluding the one-time recognition) was driven by incremental management fees of $4.2 million from new CLOs and $7.0 million from new alternative credit funds that were launched subsequent to the third quarter of 2013. The effective management fee rate was 0.57% for the nine months ended September 30, 2014, which was comprised of 0.45% for long-only credit funds and 0.96% for alternative credit funds. For the nine months ended September 30, 2013, the effective management fee rate was 0.53%, with 0.42% generated by our long-only funds (net of previously deferred management fees of 0.11%) and 0.94% generated by alternative credit funds.

        Performance Fees.    Performance fees decreased by $74.7 million, or 76.1%, to $23.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to higher market appreciation in 2013 when compared to the same period in 2014. For the nine months ended September 30, 2014, reversals of previously recognized performance fees were approximately $1.2 million. There were no reversals of previously recognized performance fees for the nine months ended September 30, 2013. Performance fees for this segment by type of fund are as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Tradable Credit Group long-only credit funds	$4.9	$41.4
Tradable Credit Group alternative credit funds	18.6	56.8

Total	$23.5	$98.2

        The decrease in performance fees was primarily driven by a lower appreciation in NAV across our funds for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Performance fees for the nine months ended September 30, 2014 were generated primarily by our alternative credit funds, including $7.6 million from CSF, $4.9 million from ICOF and $2.7 million from other special situation funds. Additionally, our long-only credit funds contributed $4.9 million of the performance fees. Performance fees for the nine months ended September 30, 2013 were primarily due to CSF, ICOF and other special situations funds contributing $25.1 million, $4.9 million and $16.4 million, respectively. Additionally, our long-only credit funds contributed $41.4 million in performance fees, including $37.0 million from CLOs.

        Compensation and Benefits.    Compensation and benefits increased by $5.2 million, or 19.5%, to $32.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was driven primarily by merit-based increases and an increase in headcount. Compensation and benefits represented 30.0% of recurring management fees for the nine months ended September 30, 2014 compared to 28.3% for the nine months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.1 million, or 12.4%, to $10.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase in office lease costs associated with the consolidation of our London offices in the first quarter of 2014.

        Net Investment Income (Loss).    Net investment income decreased by $13.9 million, or 43.1%, to $18.3 million for the nine months ended September 30, 2014 compared to $32.1 million for the nine months ended September 30, 2013. The decrease was primarily due to a reduction of $22.5 million in gains recognized in the nine months ended September 30, 2013 from a special situation fund that began liquidation of its investments in the first quarter of 2013 and is expected to be fully liquidated by the end of 2014. This was offset by an increase in net interest and other income for the nine months ended September 30, 2014 which was primarily due to a $6.5 million increase as a result of a one-time fee earned from an equity bridge facility related to a Tradable Credit Group investment.

        Fee Related Earnings.    FRE was $64.5 million for the nine months ended September 30, 2014 compared to $74.0 million for the nine months ended September 30, 2013, representing a decrease of $9.5 million. For the nine months ended September 30, 2013, we recognized on a one-time basis deferred management fees of $15.0 million. Excluding this amount, FRE increased $5.5 million, or 9.3%, for the nine months ended September 30, 2014, compared to the same period in 2013. The increase in FRE was primarily due to an increase in management fees (excluding the one-time recognition) of $11.9 million, partially offset by increases in compensation and benefits and general, administrative and other expenses of $5.2 million and $1.1 million, respectively.

        Performance Related Earnings.    PRE was $23.5 million for the nine months ended September 30, 2014 compared to $78.5 million for the nine months ended September 30, 2013. The decrease in PRE of $54.9 million was primarily attributable to the decreases in net performance fees of $41.1 million and in net investment income of $13.9 million.

        Economic Net Income.    ENI was $88.0 million for the nine months ended September 30, 2014 compared to $152.5 million for the nine months ended September 30, 2013, representing a decrease of $64.5 million. The decrease in ENI was primarily driven by decreases in net performance fees of $41.1 million, in net investment income of $13.9 million and in FRE of $9.5 million.

        Distributable Earnings.    DE decreased to $133.7 million for the nine months ended September 30, 2014 from $162.4 million for the nine months ended September 30, 2013. The decrease was primarily due to a $17.9 million decrease in realized investment income and a $9.5 million decrease in FRE.

Tradable Credit Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Tradable Credit Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$32,397	$25,827	$27,928	$25,872
Commitments(1)	2,266	2,133	9,330	4,674
Capital reduction(2)	(953)	(199)	(2,863)	(1,762)
Distributions/Redemptions(3)	(385)	(1,106)	(1,482)	(2,476)
Change in fund value(4)	(748)	267	(338)	614

End of period	$32,576	$26,922	$32,576	$26,922

Average AUM	$32,487	$26,375	$30,252	$26,397

(1)
Represents new commitments during the period including both equity and debt commitments, gross inflows into our open-ended managed accounts and sub-advised accounts, as well as equity offerings by our publicly traded vehicles.

(2)
Represents the permanent reduction in leverage during the period.

(3)
Represents distributions and redemptions, net of recallable amounts.

(4)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $32.6 billion as of September 30, 2014, an increase of $0.2 billion, or 0.6%, compared to total AUM of $32.4 billion as of June 30, 2014. During the three months ended September 30, 2014, the increase in AUM was primarily due to $2.3 billion of new commitments comprised of:

  Long-only credit funds:

  •
  $1.2 billion in commitments to leveraged loan funds; and

  •
  $182.4 million of new equity commitments in high yield funds

  Alternative credit funds:

  •
  $782.3 million in new equity commitments, primarily in special situation funds

        The increase in AUM was partially offset by a capital reduction of $953.4 million due to the net pay down of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes; distributions of $129.0 million, with $77.1 million attributable to ELIS VI; and redemptions of $256.3 million mainly comprised of $160.9 million in high yield funds and $70.2 million in leveraged loan funds.

        Total AUM was $32.6 billion as of September 30, 2014, an increase of $4.6 billion, or 16.6%, compared to total AUM of $27.9 billion as of December 31, 2013. During the nine months ended September 30, 2014, the increase in AUM was primarily due to $9.3 billion of new commitments to our funds which was mainly comprised of:

  Long-only credit funds:

  •
  $7.0 billion in commitments to leveraged loan funds, including $940.9 million of new equity commitments and $6.0 billion of new debt commitments; and

  •
  $1.2 billion of new equity commitments in high yield funds

        The increase in AUM was partially offset by a capital reduction of $2.9 billion due to the net pay down of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes; distributions of $500.9 million, of which $243.6 million and $226.2 million were attributable to special situation funds and ELIS VI, respectively; and redemptions of $980.7 million, largely comprised of $229.5 million in high yield funds and $286.1 million in special situation funds.

        Total AUM was $26.9 billion as of September 30, 2013, an increase of $1.1 billion, or 4.2%, compared to total AUM of $25.8 billion as of June 30, 2013. The increase was primarily due to $2.1 billion of new commitments and $267.3 million of change in fund value. The new commitments were comprised of:

  Long-only credit funds:

  •
  $1.8 billion in commitments to leveraged loan funds, including $522.7 million of new equity commitments and $1.2 billion of new debt commitments; and

  •
  $219.7 million of new equity commitments in high yield funds

  Alternative credit funds:

  •
  $125.7 million in new equity commitments, primarily in credit opportunities funds

        The increase was partially offset by a capital reduction of $199.5 million in connection with the net pay down of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes; distributions of $406.8 million, of which $302.0 million was attributable to leveraged loan funds; and redemptions of $699.2 million comprised of $536.3 million in leveraged loan funds and $128.8 million in credit opportunities funds.

        Total AUM was $26.9 billion as of September 30, 2013, an increase of $1.1 billion, or 4.1%, compared to total AUM of $25.9 billion as of December 31, 2012. During the nine months ended September 30, 2013, the increase in AUM was due $613.9 million in fund value change and $4.7 billion of new commitments to our funds which was comprised of:

  Long-only credit funds:

  •
  $3.4 billion in commitments to leveraged loan funds, including $1.2 billion of new equity commitments and $2.2 billion of new debt commitments; and

  •
  $777.7 million of new equity commitments in high yield funds

  Alternative credit funds:

  •
  $508.5 million in new equity commitments, primarily in credit opportunities funds

        The increase in AUM was partially offset by a capital reduction of $1.8 billion due largely to the net pay down of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes; distributions of $1.1 billion, of which $571.3 million and $530.8 million were attributable to alternative credit funds and ELIS VI, respectively; and redemptions of $1.3 billion comprised of $708.0 million in leveraged loan funds and $437.3 million in credit opportunities funds.

Tradable Credit Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Tradable Credit Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$24,970	$23,893	$25,982	$23,183
Commitments(1)	1,679	805	2,529	1,861
Subscriptions/deployment/increase in leverage(2)	582	959	3,033	2,385
Redemption/distribution/decrease in leverage(3)	(1,547)	(1,332)	(6,369)	(3,007)
Change in fund value(4)	(146)	302	363	353
Change in fee basis(5)	(195)	124	(195)	(23)

End of period	$25,343	$24,751	$25,343	$24,751

Average fee earning AUM	$25,157	$24,322	$25,662	$23,967

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

(5)
Represents the change in fee basis from committed capital to invested capital, or from net basis to gross basis.

        Total fee earning AUM was $25.3 billion as of September 30, 2014, an increase of $0.4 billion, or 1.5%, compared to total fee earning AUM of $25.0 billion as of June 30, 2014. During the three months ended September 30, 2014, the increase in fee earning AUM was due to $581.9 million of new subscriptions comprised of:

  Long-only credit funds:

  •
  $106.9 million in subscriptions and/or deployment in leveraged loan funds; and

  •
  $258.4 million of subscriptions and/or deployment in high yield funds

  Alternative credit funds:

  •
  $216.6 million of subscriptions and/or deployment, primarily related to special situations funds

        In addition, fee earning AUM increased due to commitments of $1.7 billion in our leveraged loan funds partially offset by $1.5 billion of redemptions, distributions and decrease in leverage, of which $1.3 billion was attributable to leveraged loan funds, with $325.9 million in ELIS VI.

        Total fee earning AUM was $25.3 billion as of September 30, 2014, a decrease of $0.6 billion, or 2.5%, compared to total fee earning AUM of $26.0 billion as of December 31, 2013. During the nine months ended September 30, 2014, the decrease in fee earning AUM was due to $6.4 billion of redemptions, distributions and decrease in leverage, of which $5.4 billion was attributable to a decrease in leverage in our leveraged loan funds, partially offset by new debt commitments of $2.5 billion in our leveraged loan funds, $362.9 million change in fund value and $3.0 billion of new subscriptions comprised of:

  Long-only credit funds:

  •
  $814.8 million in subscriptions and/or deployment to leveraged loan funds; and

  •
  $1.2 billion of subscriptions and/or deployment in high yield funds

  Alternative credit funds:

  •
  $1.0 billion of subscriptions and/or deployment

        Total fee earning AUM was $24.8 billion as of September 30, 2013, an increase of $0.9 billion, or 3.6%, compared to total fee earning AUM of $23.9 billion as of June 30, 2013. During the three months ended September 30, 2013, the increase in fee earning AUM was due to $805.2 million of new commitments, $301.6 million in change in fund value and $1.0 billion of new subscriptions comprised of:

  Long-only credit funds:

  •
  $414.4 million in subscriptions and/or deployment to leveraged loan funds; and

  •
  $194.7 million of subscriptions and/or deployment in high yield funds

  Alternative credit funds:

  •
  $350.3 million of subscriptions and/or deployment, primarily in credit opportunities funds

        The increase in fee earning AUM was partially offset by a reduction in leverage of $357.7 million (for funds that earn fees on a gross asset basis), which includes amounts related to subordinated notes, distributions of $103.9 million and redemptions of $870.8 million.

        Total fee earning AUM was $24.8 billion as of September 30, 2013, an increase of $1.6 billion, or 6.8%, compared to total fee earning AUM of $23.2 billion as of December 31, 2012. During the nine months ended September 30, 2013, the increase in fee earning AUM was primarily due to $1.9 billion of new debt commitments to our leveraged loan funds, $352.5 million change in fund value and $2.4 billion of new subscriptions comprised of:

  Long-only credit funds:

  •
  $1.0 billion in subscriptions and/or deployment to leveraged loan funds; and

  •
  $740.3 million of subscriptions and/or deployment in high yield funds

  Alternative credit funds:

  •
  $600.3 million of subscriptions and/or deployment

        This increase was partially offset by a decrease in leverage of $1.4 billion, distributions of $464.2 million (for funds that earn fees on a gross asset basis) and redemptions of $1.1 billion. In addition, the change in fee basis offset the increase by $22.9 million.

        The table below breaks out fee earning AUM for the Tradable Credit Group by its respective components for each period:

	As of September 30,
	2014	2013
	(Dollars in millions)
Components of fee earning AUM
Fee earning AUM based on invested capital(1)	$1,018	$2,519
Fee earning AUM based on market value/other(2)	11,840	8,421
Fee earning AUM based on collateral balances, at par(3)	12,484	13,811

Total fee earning AUM	$25,343	$24,751

(1)
Reflects limited partner invested capital.

(2)
Market value/other includes management fee basis calculations based on portfolio values.

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

        The reconciliation of AUM to fee earning AUM for the Tradable Credit Group is presented below for each period.

	As of September 30,
	2014	2013
	(Dollars in millions)
AUM	$32,576	$26,922
Non-fee paying debt	(4,645)	(1,468)
General partner and affiliates	(149)	(181)
Undeployed	(1,953)	(452)
Market value/other	(486)	(70)
Fees not activated	—	—

Fee earning AUM	$25,343	$24,751

        Total AUM was $32.6 billion as of September 30, 2014 compared to fee earning AUM of $25.3 billion, reflecting a difference of $7.2 billion. The difference was primarily due to non-fee paying debt in the amount of $4.6 billion from the utilization of leveraged strategies for which management fees are earned on drawn equity or invested equity. In addition, $2.0 billion of the total difference was due to undrawn capital commitments for which management fees are earned on invested capital or market value of assets.

        Total AUM was $26.9 billion as of September 30, 2013 compared to fee earning AUM of $24.8 billion as of September 30, 2013, reflecting a difference of $2.2 billion. The difference was primarily due to non-fee paying debt in the amount of $1.5 billion from the utilization of leveraged strategies for which management fees are earned on drawn equity or invested equity. In addition, $452 million of the total difference was due to undrawn capital commitments for which management fees are earned on invested capital or market value of assets.

Tradable Credit Group—Fund Performance Metrics as of September 30, 2014

        The Tradable Credit Group manages approximately 70 funds across strategies in long-only and alternative credit. One fund, CSF, contributed 10% or more of the Tradable Credit Group's total management fees for the nine months ended September 30, 2014, whereas 35 funds contributed over 1% of the Tradable Credit Group's total management fees for the nine months ended September 30, 2014. The Tradable Credit Group manages three of our significant funds: ECO I, an alternative credit hedge fund designed as an enhancement to existing fixed income strategies or as an alternative to global equity strategies; CSF, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit funds; and ASIP II, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit. In addition, the following table includes performance information for the fund with the greatest amount of management fees for the nine months ended September 30, 2014 for each of the leveraged loan, high yield, special situations and dynamic credit sub-strategies within the Tradable Credit Group, which are not otherwise presented as significant funds.

		As of September 30, 2014
			Net Returns (%)(2)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ECO I(3)(4)	2006	$2,595	2.0	14.0	11.6	Alternative: Credit Opportunities
HY II(3)	2007	$401	8.5	10.6	10.4	Long-only: High yield
CSF(5)	2008	$1,837	13.5	12.8	12.8	Alternative: Credit Opportunities
BVK(3)	2009	$381	6.1	5.9	6.6	Alternative: Special Situations
ASIP II(3)	2009	$746	10.0	10.0	10.3	Alternative: Credit Opportunities
ASLT(3)(6)	2011	$597	4.3	n/a	6.1	Long-only: Loans
ARDC(7)	2012	$476	n/a	n/a	n/a	Alternative: Dynamic Credit

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Returns are net of management fees and performance fees as applicable. ECO I and CSF net numbers are also after giving effect to other expenses. Returns for BVK are expressed in Euros. Returns for all other funds are expressed in U.S. dollars.

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

(5)
The net returns presented in the table are an annualized net internal rate of return of cash flows on investments and the investments' ending valuations for the period. All cash flows are assumed to occur at month-end. The past five and three year net returns are calculated using beginning investment valuations for such period. The annualized since inception, 5-year, and 3-year fund-level net internal rate of return for the fee-paying partners for CSF are 11.9%, 10.4% and 12.1%, respectively. Fund-level net returns are computed based on the actual dates of cash flows to and from the fee-paying partners, and the partners' ending capital for the period. The past five and three years fund-level net returns are calculated using the beginning partners' capital for the fee-paying partners for such period. CSF is a fund of funds and AUM represented may include AUM that has been committed to other Ares funds.

(6)
Year of inception represents the year that Ares assumed management of the fund.

(7)
The net return is not shown due to the fund's recent vintage based on its final close date. Additional information related to ARDC can be found on its website www.arespublicfunds.com. The information contained in ARDC's website is not part of this Quarterly Report on Form 10-Q.

Direct Lending Group

        The following table sets forth certain statement of operations data and certain other data of our Direct Lending Group segment on a standalone basis for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $31,156, $85,140 and $32,014, $81,511 for the three and nine months ended September 30, 2014 and 2013, respectively)	$68,953	$65,596	$199,963	$173,297
Management fees—one-time deferrals	—	—	—	—

Total management fees	68,953	65,596	199,963	173,297
Administrative fees and other income	108	83	474	248
Compensation and benefits	(34,815)	(34,050)	(99,780)	(90,568)
General, administrative and other expenses	(3,684)	(2,710)	(7,843)	(6,771)

Fee related earnings	$30,562	$28,919	$92,814	$76,206

Performance fees—realized	$—	$—	$39	$—
Performance fees—unrealized	14,148	10,258	20,040	10,657
Performance fee compensation—realized	(10)	—	(38)	37
Performance fee compensation—unrealized	(8,349)	(6,071)	(11,874)	(6,368)

Net performance fees	5,789	4,187	8,167	4,326

Investment income (loss)—realized	430	(357)	(1,102)	1,122
Investment income (loss)—unrealized	3,888	2,677	5,627	1,794
Interest, dividend and other investment income	175	1,092	418	3,447
Interest expense	(221)	(682)	(857)	(1,947)

Net investment income	4,272	2,730	4,086	4,416

Performance related earnings	$10,061	$6,917	$12,253	$8,742

Economic net income	$40,623	$35,836	$105,067	$84,948

Distributable earnings	$30,288	$28,735	$89,501	$76,781

Direct Lending Group—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

        Management Fees.    Total management fees increased by $3.4 million, or 5.1%, to $69.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The change in management fees was principally driven by incremental management fees from ARCC of $4.2 million. The increase was partially offset by a decrease in management fees from one of our European funds in the Direct Lending Group of $1.4 million due to the liquidation of underlying investments.

        Management fees also include quarterly fees on the net investment income from ARCC Part I Fees. Total ARCC fees for the three months ended September 30, 2014 and September 30, 2013 were $63.8 million and $59.5 million, respectively, of which $31.2 million and $32.0 million for the three months ended September 30, 2014 and September 30, 2013, respectively, related to ARCC Part I Fees.

        The effective management fee rate decreased by 0.24% from 1.53% for the three months ended September 30, 2013, to 1.29% for the three months ended September 30, 2014, driven by ARCC Part I Fees that represented 0.58% and 0.75% of the effective management fee rates for the three months ended September 30, 2014 and September 30, 2013, respectively.

        Performance Fees.    Performance fees increased by $3.9 million, or 37.9%, to $14.1 million for the three months ended September 30, 2014. The increase in performance fees was principally attributable to an increase in ARCC Part II fees of approximately $5.4 million from additional net realized capital gains. For the three months ended September 30, 2014, reversals of previously recognized performance fees were approximately $2.1 million which were attributable to ACE II as a result of market depreciation. No previously recognized performance fees were reversed for the three months ended September 30, 2013.

        Compensation and Benefits.    Compensation and benefits increased by $0.8 million, or 2.2%, to $34.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily driven by merit-based increases. Compensation and benefits represented 50.5% of recurring management fees for the three months ended September 30, 2014 compared to 51.9% for the three months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.0 million, or 35.9%, to $3.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributable to higher overhead costs to support staff expansion as a result of recent acquisitions. Additionally, the increase was due to a higher proportion of shared costs being borne by our Direct Lending Group in the current period when compared to the same period in 2013.

        Net Investment Income (Loss).    Net investment income increased by $1.5 million, or 56.5%, to $4.3 million for the three months ended September 30, 2014 compared to $2.8 million for the three months ended September 30, 2013. Net investment income was higher for the three months ended September 30, 2014 primarily due to the market appreciation on our investment in one of our European funds of $1.2 million and ACF FinCo I L.P. of $0.9 million. This increase was partially offset by a reduction in dividend income of $1.0 million on ARCC common stock. The ARCC common stock was distributed to our owners in the fourth quarter of 2013 and no dividend income was received subsequently.

        Fee Related Earnings.    FRE was $30.6 million for the three months ended September 30, 2014 compared to $28.9 million for the three months ended September 30, 2013. The increase was due to an increase in management fees of $3.4 million, partially offset by increases in compensation and benefits expense and general, administrative and other expense of $0.8 million and $1.0 million, respectively.

        Performance Related Earnings.    PRE was $10.1 million for the three months ended September 30, 2014 compared to $6.9 million for the three months ended September 30, 2013. The increase in PRE of

$3.1 million was primarily attributable to the increases in net performance fees of $1.6 million and in net investment income of $1.5 million.

        Economic Net Income.    ENI was $40.6 million for the three months ended September 30, 2014 compared to $35.8 million for the three months ended September 30, 2013, representing an increase of $4.8 million. The increase in ENI for the three months ended September 30, 2014 was due to increases in FRE of $1.6 million and PRE of $3.1 million.

        Distributable Earnings.    DE increased to $30.3 million for the three months ended September 30, 2014 from $28.7 million for the three months ended September 30 2013. The increase was primarily due to an increase in FRE of $1.6 million.

Direct Lending Group—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Management Fees.    Total management fees increased by $26.7 million, or 15.4%, to $200.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in management fees was principally driven by additional capital raised by ARCC in 2014, resulting in incremental management fees of $21.5 million. In addition, our Direct Lending Group's European platform generated an additional $8.6 million in management fees, primarily attributable to ACE II. The increase was partially offset by a decrease in management fee of $0.9 million from one of our European funds due to the liquidation of underlying investments.

        Management fees also include quarterly fees on the net investment income from ARCC Part I Fees. Total ARCC fees for the nine months ended September 30, 2014 and September 30, 2013 were $178.6 million and $157.1 million, respectively, of which $85.1 million and $81.5 million were related to ARCC Part I Fees.

        The effective management fee rate decreased by 0.13% from 1.42% for the nine months ended September 30, 2013, to 1.29% for the nine months ended September 30, 2014. ARCC Part I Fees represented 0.55% and 0.67% of the effective management fee rates for the nine months ended September 30, 2014 and September 30, 2013, respectively and contributed to the decrease in the effective management fee rate.

        Performance Fees.    Performance fees increased by $9.4 million, or 88.0%, to $20.0 million for the nine months ended September 30, 2014 from $10.7 million for the nine months ended September 30, 2013. The increase in performance fees was principally attributable to an increase in ARCC Part II Fees of approximately $6.8 million from additional net realized capital gains. No performance fees were reversed for the nine months ended September 30, 2014 and September 30, 2013.

        Compensation and Benefits.    Compensation and benefits increased by $9.2 million, or 10.2%, to $99.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily driven by merit-based increases, increases in headcount from the Keltic acquisition and the conversion of one of our European funds from an internally-managed portfolio to an externally-managed portfolio. Compensation and benefits represented 49.9% of recurring management fees for the nine months ended September 30, 2014 compared to 52.3% for the nine months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.1 million, or 15.8%, to $7.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributable to higher overhead costs related to an increase in headcount.

        Net Investment Income (Loss).    Net investment income decreased by $0.3 million, or 7.5%, to $4.1 million for the nine months ended September 30, 2014 compared to $4.4 million for the nine months ended September 30, 2013. The decrease in net investment income was primarily due to a decrease in dividend income of $3.3 million on ARCC common stock. The ARCC common stock was distributed to our owners in the fourth quarter of 2013 and no dividend income was received subsequently. The decrease was partially offset by a $1.1 million decrease in the interest expense associated with borrowings under our Credit Facility, and a $1.3 million net gain recognized from our investment in ACE and derivative instruments held to hedge against the foreign exchange rate fluctuations.

        Fee Related Earnings.    FRE was $92.8 million for the nine months ended September 30, 2014 compared to $76.2 million for the nine months ended September 30, 2013. The increase of $16.6 million was due to an increase in management fees of $26.7 million, partially offset by an increase in compensation and benefits expense of $9.2 million.

        Performance Related Earnings.    PRE was $12.3 million for the nine months ended September 30, 2014 compared to $8.7 million for the nine months ended September 30, 2013. The increase in PRE of $3.5 million was primarily attributable to an increase in net performance fees of $3.8 million, partially offset by a decrease in net investment income of $0.3 million.

        Economic Net Income.    ENI was $105.1 million for the nine months ended September 30, 2014 compared to $84.9 million for the nine months ended September 30, 2013, representing an increase of $20.1 million. The increase in ENI for the nine months ended September 30, 2014 was due to increases in FRE of $16.6 million and PRE of $3.5 million.

        Distributable Earnings.    DE increased to $89.5 million for the nine months ended September 30, 2014 from $76.8 million for the nine months ended September 30, 2013. The increase of $12.7 million was primarily due to an increase in FRE of $16.6 million, partially offset by a decrease in realized investment income of $2.2 million.

Direct Lending Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Direct Lending Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$28,172	$23,315	$27,493	$22,480
Acquisitions	—	—	37	—
Commitments(1)	179	879	1,264	2,203
Capital reduction(2)	(67)	37	(433)	(354)
Distributions(3)	(236)	(199)	(693)	(586)
Change in fund value(4)	(68)	391	311	680

End of period	$27,980	$24,423	$27,980	$24,423

Average AUM	$28,076	$23,869	$27,737	$23,452

(1)
Represents new commitments during the period, including equity and debt commitments, as well as equity offerings by our publicly traded vehicles, net of expired available capital.

(2)
Represents the permanent reduction in leverage during the period.

(3)
Represents distributions and redemptions net, of recallable amounts.

(4)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $28.0 billion as of September 30, 2014, a decrease of $192.1 million, or 0.7%, compared to total AUM of $28.2 billion as of June 30, 2014. During the three months ended September 30, 2014, the decrease in AUM was primarily due to distributions of $235.7 million, $67.9 million due to change in fund value and capital reductions of $67.1 million. ARCC accounted for $118.1 million of the total distributions and $10.1 million of capital reductions. The decrease was partially offset by net new commitments to our funds of $178.6 million, which is primarily comprised of $257.6 million of new equity for ARCC, offset by $75.1 million in reduced commitments to a managed account that exited its investment period.

        Total AUM was $28.0 billion as of September 30, 2014, an increase of $486.4 million, or 1.8%, compared to total AUM of $27.5 billion as of December 31, 2013. During the nine months ended September 30, 2014, the increase in AUM was primarily due to $1.3 billion of new commitments, which was largely comprised of $556.0 million in new equity commitments to our managed accounts. The Keltic acquisition accounted for $37.1 million of the increase. This increase was partially offset by decrease in leverage of $433.0 million and distributions of $693.0 million, of which $359.6 million was attributable to ARCC. In addition, change in fund value totaled $310.9 million across the portfolio.

        Total AUM was $24.4 billion as of September 30, 2013, an increase of $1.1 billion, or 4.8%, compared to total AUM of $23.3 billion as of June 30, 2013. During the three months ended September 30, 2013, the increase in AUM was primarily due to $879.4 million of new commitments to our funds, including $110.5 million in new commitments for ARCC and $442.6 million in new commitments for ACE II. Change in fund value totaled $390.9 million across the portfolio for the three months ended September 30, 2013, of which $141.4 million was attributable to ARCC. The increase in AUM was partially offset by distributions of $198.8 million.

        Total AUM was $24.4 billion as of September 30, 2013, an increase of $1.9 billion, or 8.6%, compared to total AUM of $22.5 billion as of December 31, 2012. During the nine months ended September 30, 2013, the increase in AUM was primarily due to $2.2 billion of new commitments, which was mainly comprised of $1.4 billion in new commitments to our Direct Lending Group's European funds. In addition, change in fund value totaled $680.4 million across our portfolio. This increase was partially offset by capital reductions of $354.0 million and distributions of $586.2 million, of which $298.3 million was attributable to ARCC.

Direct Lending Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Direct Lending Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$21,119	$16,544	$19,581	$15,450
Commitments(1)	258	5	268	448
Subscriptions/deployment/increase in leverage(2)	788	1,286	2,708	2,702
Redemption/distribution/decrease in leverage(3)	(595)	(115)	(1,401)	(1,190)
Change in fund value(4)	3	138	416	319
Change in fee basis(5)	—	(42)	—	88

End of period	$21,572	$17,816	$21,572	$17,816

Average fee earning AUM	$21,346	$17,180	$20,577	$16,633

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

        Total fee earning AUM was $21.6 billion as of September 30, 2014, an increase of $453.4 million, or 2.1%, compared to total fee earning AUM of $21.1 billion as of June 30, 2014. During the three months ended September 30, 2014, the increase in fee earning AUM was primarily due to $788.0 million of subscriptions and capital deployment in our funds, of which $252.5 million was attributable to our Direct Lending Group's European funds. In addition, new commitments totaled $257.6 million, entirely attributable to ARCC. The increase in fee earning AUM was partially offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $595.2 million. Total distributions for the three months were $342.5 million, of which $119.4 million was attributable to ARCC. Total increase in leverage for the three months was $660.8 million, which includes amounts related to subordinated notes. The change in fund value totaled $2.9 million across our portfolio during the three months ended September 30 2014.

        Total fee earning AUM was $21.6 billion as of September 30, 2014, an increase of $2.0 billion, or 10.2%, compared to total fee earning AUM of $19.6 billion as of December 31, 2013. During the nine months ended September 30, 2014, the increase in fee earning AUM was primarily due to $2.7 billion of subscriptions and capital deployment in our funds, of which $1.1 billion was attributable to our Direct Lending Group's European funds. In addition, new commitments totaled $268.5 million and change in fund value totaled $416.4 million across our portfolio. The increase in fee earning AUM was partially offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $1.4 billion. Total distributions for the nine months were $687.3 million, of which $360.8 million was attributable to ARCC. Total increase in leverage for the nine months was $1.8 billion, which includes amounts related to subordinated notes.

        Total fee earning AUM was $17.8 billion as of September 30, 2013, an increase of $1.3 billion, or 7.7%, compared to total fee earning AUM of $16.5 billion as of June 30, 2013. During the three months ended September 30, 2013, the increase in fee earning AUM was due to $1.3 billion of subscriptions and capital deployment in our funds. The increase in fee earning AUM was partially offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $114.6 million. Total distributions for the three months were $110.8 million, of which $102.0 million was attributable to ARCC. Total increase in leverage for the three months was $1.1 billion, which includes amounts related to subordinated notes. Change in fund value totaled $138.3 million across our portfolio during the three months ended September 30, 2013.

        Total fee earning AUM was $17.8 billion as of September 30, 2013, an increase of $2.4 billion, or 15.3%, compared to total fee earning AUM of $15.4 billion as of December 31, 2012. During the nine months ended September 30, 2013, the increase in fee earning AUM was primarily due to $2.7 billion of subscriptions and capital deployment in our funds. In addition, new commitments of $447.7 million, change in fee basis of $87.6 million, and change in fund value of $319.4 million also contributed to the increase in fee earning AUM. The increase in fee earning AUM was largely offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $1.2 billion. Total distributions for the nine months were $570.9 million and increase in leverage was $2.4 billion, which includes amounts related to subordinated notes.

        Components of fee earning AUM for the Direct Lending Group are presented below for each period.

	As of September 30,
	2014	2013
	(Dollars in millions)
Fee earning AUM based on capital commitments(1)	$—	$295
Fee earning AUM based on invested capital(2)	2,135	1,302
Fee earning AUM based on market value/other(3)	9,529	7,783
Fee earning AUM based on collateral balances, at par(4)	9,908	8,436

Total fee earning AUM	$21,572	$17,816

(1)
Reflects limited partner capital commitments to funds for which the investment period has not expired.

(2)
Reflects limited partner invested capital.

(3)
Market value/other includes ARCC fee earning AUM which is based on the average value of total assets less cash.

(4)
Reflects the gross amount of aggregate collateral balances, at par, for the SSLP.

        Direct Lending Group fee earning AUM may vary from AUM for variety of reasons including the following:

  •
  investments made by the general partner and/or certain of its affiliates;

  •
  undrawn capital commitments to funds for which management fees are based on invested capital; and

  •
  funds for which fee earning AUM does not reflect the impact of changes in market value.

        The reconciliation of fee earning AUM for the Direct Lending Group is presented below for each period.

	As of September 30,
	2014	2013
	(Dollars in millions)
AUM	$27,980	$24,423
Non-fee paying debt	(413)	(271)
AIH co-invest/cross holdings	(223)	(106)
Undeployed	(6,016)	(5,551)
Market value/other	245	(679)

Fee earning AUM	$21,572	$17,816

        Total AUM was $28.0 billion as of September 30, 2014 compared to fee earning AUM of $21.6 billion reflecting a difference of $6.4 billion. The difference was primarily due to $6.0 billion of undrawn capital commitments for which management fees are earned on invested capital or portfolio value excluding cash.

        Total AUM was $24.4 billion as of September 30, 2013 compared to fee earning AUM of $17.8 billion reflecting a difference of $6.6 billion. The difference was primarily due to $5.6 billion of undrawn capital commitments for which management fees are earned on invested capital or portfolio value excluding cash.

Direct Lending Group—Fund Performance Metrics as of September 30, 2014

        The Direct Lending Group manages approximately 35 funds in the United States and Europe. While the group manages a range of funds, ARCC and ACE II, each considered a significant fund, combine for over 90% of Direct Lending Group's total management fees for the nine months ended September 30, 2014. ARCC is a publicly traded business development company that principally originates and invests in first lien senior secured loans, second lien senior secured loans and mezzanine debt in the United States. ARCC has increased its AUM from approximately $300 million in 2004 to $10.2 billion in the third quarter of 2014 and is the largest of our funds both by AUM and management fee revenue. ACE II is a 2013 commingled fund focused on direct lending to European middle market companies.

		As of September 30, 2014
			Annualized Returns (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ARCC(2)	2004	$10,235	12.7	18.5	15.7	U.S. direct lending
ACE II(3)	2013	$1,514	n/a	n/a	n/a	European direct lending

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

(2)
The annualized returns are the returns to ARCC's stockholders based on ARCC's public stock price and is calculated assuming dividends are reinvested at the end of day stock price on the relevant quarterly ex-dividend dates. The returns are calculated assuming stockholders did not participate in the rights issuance as of March 20, 2008. Additional information related to ARCC can be found on its website www.arescapitalcorp.com. The information contained in ARCC's website is not part of this Quarterly Report on Form 10-Q.

(3)
The annualized return is not shown due to the fund's recent vintage based on its final closing date.

        The following table presents certain additional performance data for the group's significant funds and other funds that in each case are structured as closed-end private commingled funds:

	As of September 30, 2014 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
ACE II	$1,193	$603	$18	$658	$676	1.1x	1.1x

(1)
Realized proceeds represent the sum of all cash distributions to limited partners.

(2)
Unrealized value represents the fund's net asset value as of September 30, 2014.

(3)
The gross multiple of invested capital ("MoIC") as of September 30, 2014 is before giving effect to management fees, the general partner's carried interest and other expenses.

(4)
The Net MoIC as of September 30, 2014 is after giving effect to management fees, the general partner's carried interest and other expenses.

Private Equity Group

        The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment on a standalone basis for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Management fees—recurring	$22,386	$24,089	$68,192	$70,719
Management fees—one-time deferrals	—	—	—	—

Total management fees	22,386	24,089	68,192	70,719
Administrative fees and other income	(137)	229	33	502
Compensation and benefits	(8,638)	(7,489)	(24,720)	(21,091)
General, administrative and other expenses	(1,872)	(3,213)	(6,609)	(8,467)

Fee related earnings	$11,739	$13,616	$36,896	$41,663

Performance fees—realized	$5,075	$17,361	$22,775	$66,127
Performance fees—unrealized	35,106	38,752	98,450	16,200
Performance fee compensation—realized	(4,058)	(13,844)	(18,220)	(52,901)
Performance fee compensation—unrealized	(27,307)	(30,324)	(77,044)	(12,052)

Net performance fees	8,816	11,945	25,961	17,374

Investment income (loss)—realized	1,269	163	5,048	4,665
Investment income (loss)—unrealized	9,081	5,880	36,096	2,046
Interest, dividend and other investment income	1,312	1,930	4,679	4,570
Interest expense	(630)	(867)	(2,037)	(2,686)

Net investment income	11,032	7,106	43,786	8,595

Performance related earnings	$19,848	$19,051	$69,747	$25,969

Economic net income	$31,587	$32,667	$106,643	$67,632

Distributable earnings	$14,145	$17,760	$47,780	$59,832

Private Equity Group—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

        Management Fees.    Total management fees decreased by $1.7 million, or 7.1%, to $22.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was primarily due to a one-time catch up fee of $1.0 million from an additional close in Ares Corporate Opportunities Fund Asia ("ACOF Asia") that was recorded in the third quarter of 2013, as well as a decrease in the invested capital base of legacy ACOF funds that are approaching the end of their life cycle. The effective management fee remained relatively constant at 1.24% (net of the impact of one-time catch up fees of 0.05%) for the three months ended September 30, 2014 when compared to the same period in 2013.

        Performance Fees.    Performance fees decreased by $15.9 million, or 28.4%, to $40.2 million for the three months ended September 30, 2014 from $56.1 million for the three months ended September 30, 2013. This decrease was primarily due to a decrease in investment valuations in our legacy funds, ACOF II and ACOF III, of approximately $56.3 million, which was partially offset by an increase in performance fees from ACOF IV of approximately $36.8 million as the fund exceeded its hurdle for the first time in the third quarter of 2014. For the three months ended September 30, 2014 and September 30, 2013, reversals of previously recognized performance fees were approximately $19.8 million and $3.6 million, respectively.

        Compensation and Benefits.    Compensation and benefits increased by $1.1 million, or 15.3%, to $8.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily driven by incremental compensation expenses from merit-based increases and an increase in headcount. Compensation and benefits represented 38.6% of recurring management fees for the three months ended September 30, 2014 compared to 31.1% for the three months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $1.3 million, or 41.7%, to $1.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was primarily attributable to a decrease in travel expenses incurred. Professional fees also decreased due to a decrease in advisory services being provided to the funds and portfolio companies.

        Net Investment Income (Loss).    Net investment income increased by $3.9 million, or 55.3%, to $11.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in net investment income was primarily driven by an increase in the unrealized appreciation of $8.4 million from ACOF Asia due to market appreciation on equity investments held. This increase was partially offset by market depreciation on our investment in ACOF II of $4.2 million.

        Fee Related Earnings.    FRE was $11.7 million for the three months ended September 30, 2014 compared to $13.6 million for the three months ended September 30, 2013, representing a decrease of $1.9 million. The decrease was primarily due to a decrease in management fees of $1.7 million.

        Performance Related Earnings.    PRE was $19.9 million for the three months ended September 30, 2014 compared to $19.1 million for the three months ended September 30, 2013. The increase in PRE of $0.8 million was primarily attributable to the increase in net investment income of $3.9 million, partially offset by the decrease in net performance fees of $3.1 million.

        Economic Net Income.    ENI was $31.6 million for the three months ended September 30, 2014 compared to $32.7 million for the three months ended September 30, 2013, representing a decrease of $1.1 million. The decrease in ENI for the three months ended September 30, 2014 was due to decreases in FRE of $1.9 million and net performance fees of $3.1 million, partially offset by an increase in net investment income of $3.9 million.

        Distributable Earnings.    DE was $14.1 million for the three months ended September 30, 2014 compared to $17.8 million for the three months ended September 30, 2013. The decrease was primarily due to a decrease in net realized performance fees of $3.1 million.

Private Equity Group—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Management Fees.    Total management fees decreased by $2.5 million, or 3.6%, to $68.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily driven by a decrease in invested capital attributed to the sale of portfolio company investments in ACOF II. The effective management fee rate remained relatively constant at 1.23% (net of the impact of one-time catch up fees of 0.02%) for the three months ended September 30, 2013, when compared to 1.25% for the three months ended September 30, 2014.

        Performance Fees.    Performance fees increased by $38.9 million, or 47.2%, to $121.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase in performance fees from ACOF IV of approximately $36.8 million, as the fund exceeded its hurdle for the first time in the third quarter of 2014. Additionally, ACOF III experienced an increase in performance fees of approximately $24.3 million due to appreciation on the remaining investments in the fund during the nine months ended September 30, 2014. This increase was partially offset by a decrease in performance fees from ACOF II of approximately $32.0 million, as a result of a decrease in investment valuations. For the nine months ended September 30, 2014 and September 30, 2013, reversals of previously recognized performance fees were approximately $10.3 million and $4.5 million, respectively.

        Compensation and Benefits.    Compensation and benefits increased by $3.6 million, or 17.2%, to $24.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily driven by incremental compensation expenses from merit-based increases and an increase in headcount. Compensation and benefits represented 36.3% of recurring management fees for the nine months ended September 30, 2014 compared to 29.8% for the nine months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $1.9 million, or 21.9%, to $6.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was attributable to decrease in professional fees in 2014 when compared to the same period in 2013, primarily due to a decrease in advisory services being provided to the funds and portfolio companies.

        Net Investment Income (Loss).    Net investment income increased by $35.2 million to $43.8 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013. The increase in net investment income was primarily driven by an increase in the unrealized appreciation of $31.4 million recognized on our investment held in ACOF Asia from market appreciation.

        Fee Related Earnings.    FRE was $36.9 million for the nine months ended September 30, 2014 compared to $41.7 million for the nine months ended September 30, 2013, representing a decrease of $4.8 million. The decrease was primarily due to a decrease in management fees of $2.5 million, an increase in compensation and benefits expenses of $3.6 million and partially offset by a decrease in general, administrative and other expense of $1.9 million.

        Performance Related Earnings.    PRE was $69.7 million for the nine months ended September 30, 2014 compared to $26.0 million for the nine months ended September 30, 2013. The increase in PRE of $43.8 million was primarily attributable to increases in net performance fees of $8.6 million and in net investment income of $35.2 million.

        Economic Net Income.    ENI was $106.6 million for the nine months ended September 30, 2014 compared to $67.6 million for the nine months ended September 30, 2013, representing an increase of $39.0 million. The increase in ENI for the nine months ended September 30, 2014 was due to increases in net investment income and in net performance fees of $35.2 million and $8.6 million, respectively, partially offset by a decrease in FRE of $4.8 million in 2014.

        Distributable Earnings.    DE was $47.8 million for the nine months ended September 30, 2014 compared to $59.8 million for the nine months ended September 30, 2013. The decrease was primarily due to decreases in net realized performance fees of $8.6 million and FRE of $4.8 million.

Private Equity Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Private Equity Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$9,762	$9,955	$9,862	$10,141
Commitments(1)	—	—	—	88
Capital reductions(2)	(3)	(258)	(7)	(271)
Distributions(3)	(20)	(188)	(566)	(543)
Change in fund value(4)	212	306	663	400

End of period	$9,951	$9,815	$9,951	$9,815

Average AUM	$9,857	$9,885	$9,907	$9,978

(1)
Represents new commitments during the period.

(2)
Represents the permanent reduction in capital during the period.

(3)
Represents distributions, net of recallable amounts.

(4)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $10.0 billion as of September 30, 2014, an increase of $189.7 million, or 1.9%, compared to total AUM of $9.8 billion as of June 30, 2014. For the three months ended September 30, 2014, the increase in AUM was driven by change in fund value of $212.2 million. ACOF IV accounted for $201.8 million of the total change in fund value. This increase was partially offset by distributions of $19.9 million and capital reductions of $2.6 million.

        Total AUM was $10.0 billion as of September 30, 2014, an increase of $89.5 million, or 0.9%, compared to total AUM of $9.9 billion as of December 31, 2013. For the nine months ended September 30, 2014, the increase in AUM was primarily driven by change in fund value of $662.9 million. ACOF III and ACOF IV accounted for $427.8 million and $231.4 million of the total change in fund value, respectively. This increase was partially offset by distributions of $637.6 million and capital reductions of $7.2 million.

        Total AUM was $9.8 billion as of September 30, 2013, a decrease of $140.0 million, or 1.4%, compared to total AUM of $10.0 billion as of June 30, 2013. For the three months ended September 30, 2013, the decrease in AUM was driven by capital reductions of $257.8 million and net distributions of $187.8 million, comprised of gross distributions of $224.0 million partially offset by $36.2 million in recallable amounts. ACOF II and ACOF III accounted for $160.5 million and $27.3 million of the total net distributions, respectively. This decrease was partially offset by the change in fund value of $305.6 million across our private equity portfolio as of September 30, 2013.

        Total AUM was $9.8 billion as of September 30, 2013, a decrease of $325.5 million, or 3.2%, compared to total AUM of $10.1 billion as of December 31, 2012. For the nine months ended September 30, 2013, the decrease in AUM was driven by net distributions of $542.8 million and capital reduction of $270.6 million. This decrease was partially offset by new equity commitments of $87.9 million and the increase in fund value of $400.0 million.

Private Equity Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Private Equity Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$7,244	$7,420	$7,212	$7,808
Subscriptions/deployment	10	36	292	50
Redemption/distribution	(112)	(94)	(362)	(497)

End of period	$7,142	$7,362	$7,142	$7,362

Average fee earning AUM	$7,193	$7,391	$7,177	$7,585

        Total fee earning AUM was $7.1 billion as of September 30, 2014, a decrease of $102.3 million, or 1.4%, compared to total fee earning AUM of $7.2 billion as of June 30, 2014. For the three months ended September 30, 2014, the decrease in fee earning AUM was driven by distributions of limited partner capital totaling $112.4 million of which $78.9 million was attributable to ACOF III.

        Total fee earning AUM was $7.1 billion as of September 30, 2014, a decrease of $70.4 million, or 1.0%, compared to total fee earning AUM of $7.2 billion as of December 31, 2013. For the nine months ended September 30, 2014, the decrease in fee earning AUM was driven by distributions of $362.0 million, mainly attributable to ACOF II. This decrease was largely offset by subscriptions of $291.6 million.

        Total fee earning AUM was $7.4 billion as of September 30, 2013, a decrease of $57.9 million, or 0.8%, compared to total fee earning AUM of $7.4 billion as of June 30, 2013. For the three months ended September 30, 2013, the decrease in fee earning AUM was driven by distributions totaling $93.6 million of which $88.7 million was attributable to ACOF III. This decrease was partially offset by subscriptions of $35.7 million.

        Total fee earning AUM was $7.4 billion as of September 30, 2013, a decrease of $446.2 million, or 5.7%, compared to total fee earning AUM of $7.8 billion as of December 31, 2012. For the nine months ended September 30, 2013, the decrease in fee earning AUM was driven by distributions totaling $496.5 million of which $130.4 million and $315.8 million were attributable to ACOF II and ACOF III, respectively.

        The components of fee earning AUM for the Private Equity Group is presented below for each period.

	As of September 30,
	2014	2013
	(Dollars in millions)
Components of fee earning AUM
Fee earning AUM based on capital commitments(1)	$4,555	$4,555
Fee earning AUM based on invested capital(2)	2,587	2,807

Total fee earning AUM	$7,142	$7,362

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

  •
  the impact of changes in market value.

        The reconciliation of AUM to fee earning AUM for the Private Equity Group is presented below for each period.

	As of September 30,
	2014	2013
	(Dollars in millions)
AUM	$9,951	$9,815
General partner and affiliates	(671)	(815)
Undeployed	(679)	(1,010)
Market value/other	(1,321)	(629)
Fees deactivated	(139)	—

Fee earning AUM	$7,142	$7,362

        Total AUM was $10.0 billion as of September 30, 2014 compared to fee earning AUM of $7.1 billion as of September 30, 2014, reflecting a difference of $2.8 billion. The difference was attributable to investments made by the general partner and/or certain of its affiliates, undrawn capital commitments to funds that earn fees based on invested capital, market value and funds for which fees are deactivated which were $671.5 million, $679.0 million, $1.3 billion and $138.6 million, respectively, as of September 30, 2014.

        Total AUM was $9.8 billion as of September 30, 2013 compared to fee earning AUM of $7.4 billion, reflecting a difference of $2.5 billion. The difference was attributable to investments made by the general partner and/or certain of its affiliates, undrawn capital commitments to funds that earn fees based on invested capital and market value which were $815.2 million, $1.0 billion and $628.7 million, respectively as of September 30, 2013.

Private Equity Group—Fund Performance Metrics as of September 30, 2014

        The Private Equity Group manages five commingled funds. ACOF II, ACOF III and ACOF IV, each considered a significant fund, combine for over 90% of the Private Equity Group's management fees for the nine months ended September 30, 2014. Each fund focuses on majority or shared-control investments, principally in under-capitalized companies. Both ACOF II and III are in harvest mode while ACOF IV is in deployment mode. In addition, performance information for ACOF Asia has been included to provide information about the China growth capital sub-strategy within the Private Equity Group.

		As of September 30, 2014
			Net Annualized Returns (%)(2)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ACOF II(3)	2006	$775	14.1	21.9	26.6	U.S./European flexible capital
ACOF III(3)	2008	$3,872	23.9	24.4	21.9	U.S./European flexible capital
ACOF Asia(4)	2011	$292	n/a	n/a	n/a	China growth capital
ACOF IV(3)	2012	$4,874	11.2	n/a	n/a	U.S./European flexible capital

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Returns are net of management fees, the general partner's carried interest and other expenses.

(3)
The net returns presented in the table are an annualized net internal rate of return of cash flows on investments and the investments ending valuations for the period. The past five and three years net returns are calculated using beginning investment valuations for such period. Cash flows and beginning and ending valuations include those attributable to the interests of the limited partners and the general partner. Excluding the non-fee paying partners' interest from the cash flows and beginning and ending valuations, the annualized since inception, 5-year, and 3-year net internal rate of return on investments for ACOF II are 13.9%, 21.8% and 26.4%, respectively and for the same time periods for ACOF III are 23.4%, 23.9% and 21.6%, respectively. The since inception net internal rate of return on investments for ACOF IV excluding the non-fee paying partners' interest is 10.6%. Cash flows for all net return calculations are assumed to occur at month-end.

(4)
The net return is not shown due to the fund's recent vintage based on its final closing date.

        For the group's significant funds and other funds that in each case are structured as closed-end private commingled funds, the following table presents certain additional performance data.

	As of September 30, 2014 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
ACOF II	$2,065	$2,069	$3,592	$530	$4,121	2.0x	1.7x
ACOF III	$3,510	$3,772	$3,780	$3,387	$7,167	1.9x	1.7x
ACOF Asia	$220	$170	$13	$263	$276	1.6x	1.5x
ACOF IV	$4,700	$1,676	$0	$2,008	$2,008	1.2x	1.1x

(1)
Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)
Unrealized value represents the fair value of remaining investments as of September 30, 2014. There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of September 30, 2014 is before giving effect to taxes, management fees, the general partner's carried interest and other expenses.

(4)
The Net MoIC as of September 30, 2014 is after giving effect to management fees, the general partner's carried interest and other expenses.

Real Estate Group

        The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment on a standalone basis for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Management fees—recurring	$25,299	$17,578	$61,983	$22,534
Management fees—one-time deferrals	—	—	—	—

Total management fees	25,299	17,578	61,983	$22,534
Administrative fees and other income	1,333	1,522	4,119	1,536
Compensation and benefits	(12,092)	(10,050)	(35,265)	(17,251)
General, administrative and other expenses	(3,311)	(4,435)	(11,911)	(6,860)

Fee related earnings (loss)	$11,229	$4,615	$18,926	$(41)

Performance fees—realized	$799	$—	$799	$—
Performance fees—unrealized	477	2,784	11,152	2,784
Performance fee compensation—realized	—	—	—	—
Performance fee compensation—unrealized	(42)	—	(608)	—

Net performance fees	1,234	2,784	11,343	2,784

Investment income (loss)—realized	413	(27)	842	(107)
Investment income (loss)—unrealized	460	1,574	233	(5,520)
Interest, dividend and other investment income	89	534	286	1,631
Interest expense	(267)	(514)	(970)	(936)

Net investment loss	695	1,567	391	(4,932)

Performance related earnings (loss)	$1,929	$4,351	$11,734	$(2,148)

Economic net income (loss)	$13,158	$8,966	$30,660	$(2,189)

Distributable earnings (loss)	$3,773	$(1,146)	$7,615	$(6,563)

Real Estate Group—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

        Management Fees.    Total management fees increased by $7.7 million, or 43.9%, to $25.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The effective management fee rate for the comparable periods was relatively constant at 1.11% (before giving effect to one-time catch-up fees of 0.61% for the three months ended September 30, 2014). The increase in management fees was primarily due to the expansion of our Real Estate Group equity platform, where Ares US Real Estate Fund VIII ("U.S. VIII") and European Real Estate Fund IV ("EU IV") contributed $2.9 million and $10.0 million, respectively, of which $1.3 million and $7.7 million represented catch-up fees associated with an additional capital raise during the third quarter of 2014. The increase in management fees was partially offset by the termination of previously acquired management fee contracts that reduced our management fees by $1.7 million.

        Performance Fees.    Performance fees decreased by $1.5 million, or 54.2%, to $1.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in performance fees was primarily attributable to our Real Estate Group equity funds experiencing higher appreciation during the third quarter of 2013 compared to the same period in 2014.

        Compensation and Benefits.    Compensation and benefits increased by $2.0 million, or 20.3%, to $12.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was driven by an increase in headcount. Compensation and benefits represented 47.8% of recurring management fees for the three months ended September 30, 2014 compared to 57.2% for the three months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $1.1 million, or 25.3%, to $3.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to higher office and travel expenses incurred for the period ended September 30, 2013 to support the expansion of the business.

        Net Investment Income (Loss).    Net investment income decreased by $0.9 million, or 55.6%, to $0.7 million net investment income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in net investment income was primarily due to an unrealized loss of $2.0 million generated by our investments in the Real Estate Group equity funds, and was offset by $0.8 million of market appreciation in ACRE common stock that was distributed to our owners in the fourth quarter of 2013 and was no longer held in 2014.

        Fee Related Earnings.    FRE was $11.2 million for the three months ended September 30, 2014 compared to $4.6 million for the three months ended September 30, 2013. The increase in FRE of $6.6 million was primarily attributable to an increase in management fees of $7.7 million and a decrease in general, administrative and other expenses of $1.1 million. The increase was partially offset by an increase in compensation and benefits expense of $2.0 million.

        Performance Related Earnings.    PRE was $1.9 million for the three months ended September 30, 2014 compared to $4.4 million for the three months ended September 30, 2013. The decrease in PRE of $2.4 million was primarily attributable to decreases in net performance fees of $1.6 million and in net investment income of $0.9 million.

        Economic Net Income (Loss).    ENI was $13.2 million for the three months ended September 30, 2014 compared to $9.0 million for the three months ended September 30, 2013, representing an increase of $4.2 million. The increase in ENI for the three months ended September 30, 2014 was primarily driven by an increase in FRE of $6.6 million, partially offset by decreases in net performance fees of $1.6 million and in net investment income of $0.9 million.

        Distributable Earnings (Loss).    DE was $3.8 million for the three months ended September 30, 2014 compared to $(1.1) million for the three months ended September 30, 2013. The increase was primarily driven by an increase in FRE of $6.6 million.

Real Estate Group—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Management Fees.    Total management fees increased by $39.4 million, or 175.1%, to $62.0 million for the nine months ended September 30, 2014 from $22.5 million for the nine months ended September 30, 2013. The effective management fee rate increased from 0.80% for the nine months ended September 30, 2013 to 1.11% (net of the impact of one-time catch-up fees of 0.27%) for the nine months ended September 30, 2014. Management fee contracts associated with the AREA acquisition contributed $28.0 million to the year-over-year increase with Ares European Real Estate Fund III, U.S. VIII and EU IV being the largest contributors of $5.9 million, $4.3 million and $13.6 million, respectively, of which $0, $1.9 million and $10.3 million represented one-time catch-up fees. These acquired funds generally earn management fees that range between 0.50% and 1.50%, which drove up the effective fee rates for the periods compared. Additionally, our publicly traded real estate fund, ACRE, contributed $1.7 million to the increase from additional capital raised. These increases were partially offset by a decrease in management fees of $2.2 million resulting from the termination of previously acquired management fee contracts.

        Performance Fees.    Performance fees increased by $9.2 million to $12.0 million for the nine months ended September 30, 2014 from $2.8 million for the nine months ended September 30, 2013. The increase primarily related to the AREA acquisition, where the recently acquired funds recorded unrealized performance fees of $10.1 million for the nine months ended September 30, 2014 from $2.8 million for the nine months ended September 30, 2013. Additionally, European Property Enhancement Program, L.P. contributed $1.0 million to the increase as the fund exceeded its hurdle for the first time in the fourth quarter of 2013.

        Compensation and Benefits.    Compensation and benefits increased by $18.0 million, or 104.4%, to $35.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to merit-based increases and an increase in headcount from the AREA acquisition. Compensation and benefits represented 56.9% of recurring management fees for the nine months ended September 30, 2014 compared to 76.6% for the nine months ended September 30, 2013.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $5.1 million, or 73.6%, to $11.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to additional office expenses and overhead incurred to support the expanding staff.

        Net Investment Income (Loss).    Net investment income increased by $5.3 million to $0.4 million net investment income for the nine months ended September 30, 2014, from $4.9 million net investment loss for the nine months ended September 30, 2013. The increase in net investment income was primarily due to a net increase in investment income of $6.5 million from our investment in ACRE common stock, an investment that was distributed to our owners in the fourth quarter of 2013 and was no longer held in 2014. For the nine months ended September 30, 2013, our investments incurred unrealized losses of $7.9 million, which was partially offset by dividend income earned of $1.4 million. This was offset by our investments in the Real Estate Group equity funds experiencing higher appreciation in 2013 when compared to the same period in 2014.

        Fee Related Earnings.    FRE was $18.9 million for the nine months ended September 30, 2014 compared to $(0.04) million for the nine months ended September 30, 2013. The increase in FRE of $19.0 million was primarily attributable to increases in management fees and administrative fees and other income of $39.4 million and $2.6 million, respectively, and was partially offset by increases in compensation and benefits and general, administrative and other expenses of $23.1 million.

        Performance Related Earnings.    PRE was $11.7 million for the nine months ended September 30, 2014 compared to $(2.1) million for the nine months ended September 30, 2013. The increase in PRE of $13.9 million was primarily attributable to the increase in net performance fees of $8.6 million and in net investment income of $5.3 million.

        Economic Net Income (Loss).    ENI was $30.7 million for the nine months ended September 30, 2014 compared to $(2.2) million for the nine months ended September 30, 2013, representing an increase of $32.8 million. The increase in ENI for the nine months ended September 30, 2014 was primarily driven by increases in net performance fees of $8.6 million, in FRE of $19.0 million and in net investment income of $5.3 million.

        Distributable Earnings (Loss).    DE was $7.6 million for the nine months ended September 30, 2014 compared to $(6.6) million for the nine months ended September 30, 2013. The increase was primarily driven by an increase in FRE of $19.0 million.

Real Estate Group—Assets Under Management

        The table below provides the period-to-period roll forward of AUM for the Real Estate Group.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$8,907	$1,821	$8,721	$1,664
Acquisitions(1)	(216)	6,091	(216)	6,091
Commitments(2)	1,141	860	2,251	1,148
Capital reductions(3)	—	(39)	(746)	(173)
Distributions(4)	(729)	(279)	(1,290)	(321)
Change in fund value(5)	5	208	389	252

End of period	$9,109	$8,661	$9,109	$8,661

Average AUM	$9,008	$5,241	$8,915	$5,163

(1)
Represents AUM acquired via acquisition. Negative amounts are related to the termination of previously acquired asset management agreements.

(2)
Represents new commitments during the period, including equity and debt commitments, as well as equity offerings by our publicly traded vehicles and is offset by return of uncalled commitments to the investors.

(3)
Represents the permanent reduction in leverage during the period.

(4)
Represents distributions and redemptions, net of recallable amounts.

(5)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $9.1 billion as of September 30, 2014, an increase of $201.4 million, or 2.3%, compared to total AUM of $8.9 billion as of June 30, 2014. For the three months ended September 30, 2014, the increase in AUM was primarily due to new commitments of $1.1 billion including $387.7 million of debt commitments attributable to ACRE, and $477.8 million in equity commitments to EU IV. In addition, increase in fund value totaled $5.3 million for the quarter. This increase was partially offset by distributions of $729.3 million and a decrease of $215.9 million due to the termination of the asset management agreement with Wrightwood Capital.

        Total AUM was $9.1 billion as of September 30, 2014, an increase of $387.4 million, or 4.4%, compared to total AUM of $8.7 billion as of December 31, 2013. For the nine months ended September 30, 2014, the increase in AUM was driven by new commitments of $2.3 billion including $1.2 billion of debt commitments attributable to ACRE, and equity commitments of $582.0 million and $455.7 million for EU IV and U.S. VIII, respectively. In addition, change in fund value totaled $388.7 million for the quarter. This increase was largely offset by a reduction in leverage of $746.5 million, distributions of $1.3 billion, and a decrease of $215.9 million due to the termination of the asset management agreement with Wrightwood Capital.

        Total AUM was $8.7 billion as of September 30, 2013, an increase of $6.8 billion, compared to total AUM of $1.8 billion as of June 30, 2013. For the three months ended September 30, 2013, the increase in AUM was primarily due to the AREA acquisition, which contributed $6.1 billion to AUM. In addition, new commitments contributed $860.5 million and change in fund value contributed $207.5 million. The increase was partially offset by capital reductions of $39.0 million and distributions of $279.4 million.

        Total AUM was $8.7 billion as of September 30, 2013, an increase of $7.0 million, compared to total AUM of $1.7 billion as of December 31, 2012. For the nine months ended September 30, 2013, the increase in AUM was primarily due to the AREA acquisition, which contributed $6.1 billion to AUM. The increase was also due to $1.1 billion of new commitments and an increase in fund value of $252.4 million. The increase was partially offset by a reduction in leverage of $173.1 million and distributions of $321.0 million.

Real Estate Group—Fee Earning AUM

        The table below provides the period-to-period roll forward of fee earning AUM for the Real Estate Group.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$5,911	$1,011	$6,388	$1,142
Acquisitions(1)	(165)	5,384	(165)	5,384
Commitments(2)	786	—	1,381	—
Subscriptions/deployment/increase in leverage(3)	4	241	9	254
Redemption/distribution/decrease in leverage(4)	(429)	(361)	(1,371)	(369)
Change in fund value(5)	(48)	24	(75)	24
Change in fee basis(6)	(195)	100	(305)	(37)

End of period	$5,863	$6,398	$5,863	$6,398

Average fee earning AUM	$5,887	$3,704	$6,125	$3,770

(1)
Represents AUM acquired via acquisition. Negative amounts are related to the termination of previously acquired asset management agreements.

(2)
Represents new commitments during the period for funds that earn management fees based on committed capital.

(3)
Represents subscriptions, capital deployment and increase in leverage (for funds that earn fees on a gross asset basis).

(4)
Represents redemptions, distributions and decrease in leverage (for funds that earn fees on a gross asset basis).

(5)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency (for funds that earn management fees based on market value).

(6)
Represents the change of fee basis from committed capital to invested capital.

        Total fee earning AUM was $5.9 billion as of September 30, 2014, a decrease of $47.9 million, or 0.8%, compared to total fee earning AUM of $5.9 billion as of June 30, 2014. For the three months ended September 30, 2014, the decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) of $429.4 million and change in fee basis of $195.4 million. In addition, $164.7 million was due to the termination of the asset management agreement with Wrightwood Capital and $47.7 million was due to a change in fund value. The decrease was largely offset by new commitments of $785.6 million.

        Total fee earning AUM was $5.9 billion as of September 30, 2014, a decrease of $525.0 million, or 8.2%, compared to total fee earning AUM of $6.4 billion as of December 31, 2013. For the nine months ended September 30, 2014, the decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $1.4 billion and a change in fee basis of $304.6 million. The decrease of $164.7 million due to the termination of the asset management agreement with Wrightwood Capital and change in fund value of $74.8 million also contributed to the decrease in fee earning AUM. The decrease was partially offset by commitments of $1.4 billion and subscriptions, capital deployment and an increase in leverage of $8.6 million.

        Total fee earning AUM was $6.4 billion as of September 30, 2013, an increase of $5.4 billion, compared to total fee earning AUM of $1.0 billion as of June 30, 2013. For the three months ended September 30, 2013, the increase was due to the addition of $5.4 billion in fee earning AUM through the AREA acquisition, subscriptions, capital deployment and an increase in leverage (for funds that earn fees on a gross asset basis) of $241.0 million, a change in fee basis of $99.8 million and a change in fund value of $23.6 million. The increase was partially offset by net distributions, redemptions and decrease in leverage in the amount of $361.1 million.

        Total fee earning AUM was $6.4 billion as of September 30, 2013, an increase of $5.3 billion, compared to total fee earning AUM of $1.1 billion as of December 31, 2012. For the nine months ended September 30, 2013, the increase was due to the addition of $5.4 billion in fee earning AUM through the AREA acquisition, subscriptions, capital deployment and an increase in leverage (for funds that earn fees on a gross asset basis) of $254.1 million and a change in fund value of $23.6 million. The increase was partially offset by net distributions, redemptions and decrease in leverage in the amount of $368.9 million and a change in fee basis of $36.5 million.

        Components of Fee earning AUM for the Real Estate Group are presented below for each period.

	As of September 30,
	2014	2013
	(Dollars in millions)
Fee earning AUM based on capital commitments(1)	$1,980	$1,124
Fee earning AUM based on invested capital(2)	3,494	4,054
Fee earning AUM based on market value/other(3)	389	1,220

Total fee earning AUM	$5,863	$6,398

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

        The reconciliation of fee earning AUM for the Real Estate Group is presented below for each period.

	As of September 30,
	2014	2013
	(Dollars in millions)
AUM	$9,109	$8,661
SUN joint venture	(139)	(175)
AIH co-invest/cross holdings	(59)	—
Non-fee paying debt	(1,702)	(450)
Undeployed	(645)	(521)
Market value/other	(252)	(129)
Fees not activated	(94)	(605)
Fees deactivated	(356)	(383)

Fee earning AUM	$5,863	$6,398

        Total AUM was $9.1 billion as of September 30, 2014 compared to fee earning AUM of $5.9 billion, reflecting a difference of $3.2 billion. The difference between AUM and fee earning AUM as of September 30, 2014 was attributable to $139.0 million for the SUN joint venture, $59.1 million of AIH co-invest/cross holdings, $1.7 billion of non-fee paying debt in ACRE, $645.2 million of undeployed capital for which management fees are earned based on invested capital, $251.5 million of market value (for funds with unrealized gains or losses that earn fees based on committed or invested capital), $93.6 million of AUM for which management fees were not activated, and $355.9 million from AUM where the fees have been deactivated.

        Total AUM was $8.7 billion as of September 30, 2013 compared to fee earning AUM of $6.4 billion, reflecting a difference of $2.3 billion. The difference between AUM and fee earning AUM as of September 30, 2013 was attributable to $450.0 million of non-fee paying debt in ACRE, $128.6 million of market value (for funds with unrealized gains or losses that earn fees based on committed or invested capital), and $521.0 million of undrawn capital for funds for which management fees are earned based on invested capital. Management fees were not activated for our new funds, contributing $605.0 million and $382.8 million from AUM where the fees have been deactivated.

Real Estate Group—Fund Performance Metrics as of September 30, 2014

        The Real Estate Group manages approximately 40 funds in real estate debt and real estate equity. Two of the funds in our Real Estate Group, namely EU III and U.S. VII, contributed 10% or more of the Real Estate Group's management fees for the nine months ended September 30, 2014, whereas 15 funds contributed over 1%. The Real Estate Group managed three significant funds, EU III and U.S. VII, which are commingled, private equity funds focused on real estate assets located in Europe, with a focus on the

UK, France and Germany, and the United States, respectively, and ACRE, which is a publicly-traded, specialty finance company and real estate investment trust listed on the New York Stock Exchange.

		As of September 30, 2014
			Annualized Returns(2)/ Effective Yield (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
EU III(3)(6)	2007	$698	6.7	10.1	10.6	Real estate equity
U.S. VII(3)(4)	2008	$745	14.3	n/a	18.3	Real estate equity
ACRE(5)	2012	$2,072	6.2	n/a	n/a	Real estate debt

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Returns are net of management fees, the general partner's carried interest and other expenses.

(3)
The annualized returns shown are an annualized net internal rate of return computed based on the actual dates of cash flows to and from the fee-paying partners before any management fee rebates, and the partners' ending capital for the period. The past five and three years net returns, if presented, are calculated using beginning partners' capital for such period.

(4)
Returns since inception are from the first capital event which took place on July 23, 2010 and was a distribution of capital.

(5)
The return shown is an effective yield that represents the dollar weighted average of the unleveraged effective yield of ACRE's principal lending portfolio measured at the end of the ten quarterly periods ending September 30, 2014. Unleveraged effective yield is based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults and does not take into consideration the impact of leverage utilized by ACRE, fees, expenses and other costs incurred by ACRE or its stockholders, which are expected to be significant. Unleveraged effective yield does not represent net returns to investors of ACRE. Additional information related to ACRE can be found on its website www.arescre.com. The information contained in ACRE's website is not part of this Quarterly Report on Form 10-Q.

(6)
EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The IRRs presented in the chart are for the Euro-denominated fund. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. Since inception, 5-year and 3-year IRRs for the USD-denominated fund are 5.9%, 9.0%, and 10.1%, respectively, and are calculated using the same methodology described in footnote 3 above.

        For the group's significant funds and other funds that in each case are structured as closed-end private commingled funds, the following table presents certain additional performance data.

	As of September 30, 2014 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
EU III(5)	$1,375	$1,192	$956	$690	$1,645	1.4x	1.3x
U.S. VII	$756	$689	$494	$766	$1,260	1.8x	1.5x

(1)
Realized proceeds include distributions of operating income, sales and financing proceeds received through September 30, 2014.

(2)
Unrealized value represents the fair market value of remaining real estate investments and commitments as of September 30, 2014 (excluding balance sheet items). There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of September 30, 2014 is before giving effect to taxes, management fees, the general partner's carried interest and other expenses.

(4)
The Net MoIC as of September 30, 2014 is after giving effect to management fees, the general partner's carried interest and other expenses.

(5)
EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The gross and net MoIC presented in the chart are for the Euro-denominated fund. The gross and net MoIC for the USD-denominated fund are 1.4 and 1.3, respectively. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group

        The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Management fees—recurring	$—	$—	$—	$—
Management fees—one-time deferrals	—	—	—	—

Total management fees	—	—	—	—
Administrative fees and other income	5,261	4,388	15,326	12,865
Compensation and benefits	(27,050)	(22,788)	(80,668)	(61,475)
General, administrative and other expenses	(14,005)	(11,351)	(40,524)	(25,519)

Fee related loss	$(35,794)	$(29,751)	$(105,866)	$(74,129)

Performance fees—realized	$—	$—	$—	$—
Performance fees—unrealized	—	—	—	—
Performance fee compensation—realized	—	—	—	—
Performance fee compensation—unrealized	—	—	—	—

Net performance fees	—	—	—	—
Investment income (loss)—realized	—	—	—	—
Investment income (loss)—unrealized	—	—	—	—
Interest, dividend and other investment income	—	—	—	—
Interest expense	—	—	—	—

Net investment income (loss)	—	—	—	—
Performance related earnings (loss)	$—	$—	$—	$—

Economic net loss	$(35,794)	$(29,751)	$(105,866)	$(74,129)

Distributable loss	$(37,067)	$(30,113)	$(110,419)	$(75,206)

Operations Management Group—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

        Administrative Fees and Other Income.    Administrative fees and other income increased by $0.9 million, or 19.9%, to $5.3 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to administrative fees earned on arrangement acquired as part of the Keltic acquisition which contributed $0.8 million of fees.

        Compensation and Benefits.    Compensation and benefits increased by $4.3 million, or 18.7%, to $27.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to merit-based increases and increases in headcount from the expansion of our infrastructure group.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $2.7 million, or 23.4%, to $14.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to additional occupancy, communication, information systems costs, and professional fees to support the growth of the four reportable segments and costs associated with the regulatory requirements to which we are subject to as a public company.

        Distributable Loss.    Total distributable loss increased by $7.0 million, or 23.1%, to $37.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was due to continued infrastructure expansion and increase in headcount.

Operations Management Group—Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Administrative Fees and Other Income.    Administrative fees and other income increased by $2.5 million, or 19.1%, to $15.3 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in administrative fees from ARCC, ACRE and the Keltic acquisition, of $1.3 million, $1.1 million and $1.3 million, respectively. The increase was offset against $0.7 million from the termination of an administrative fee arrangement at the end of the first quarter of 2013 due to the conversion of one of our European funds from an internally-managed portfolio to an externally-managed portfolio.

        Compensation and Benefits.    Compensation and benefits increased by $19.2 million, or 31.2%, to $80.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to merit-based increases and increases in headcount from the expansion of our infrastructure group, the AREA acquisition and Keltic acquisition.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $15.0 million, or 58.8%, to $40.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to additional occupancy, communication and information systems costs related to the AREA acquisition and the Keltic acquisition, additional professional fees to support the growth of the four reportable segments and costs associated with the regulatory requirements to which we are subject to as a public company.

        Distributable Loss.    Total distributable loss increased by $35.2 million, or 46.8%, to $110.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was due to continued infrastructure expansion and increase in headcount.

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

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Economic net income
Income (loss) before taxes	$(76,885)	$410,987	$389,279	$528,149

Adjustments
Amortization of intangibles	6,143	23,515	21,692	28,113
Depreciation expense	1,844	1,622	5,651	4,569
Equity compensation expenses	7,521	8,705	75,088	21,377
Income tax expense	—	120	—	461
Acquisition-related expenses	4,871	6,019	7,584	8,836
Placement fees and underwriting costs	3,267	1,027	7,825	2,600
OMG expenses, net	35,794	29,751	105,866	74,129
Loss on fixed asset disposal	2,937	—	2,937	—
Non-cash other expense	324	—	324	—
Income (loss) of non-controlling interests in Consolidated Funds	120,369	(337,582)	(288,364)	(346,615)
Income tax expense (benefit) of non-controlling interests in Consolidated Funds	1,662	2,278	2,492	(18,776)

Total consolidation adjustments and reconciling items	184,734	(264,539)	(58,907)	(225,302)

Economic net income	$107,849	$146,448	$330,372	$302,847

Total performance fee—realized	(37,473)	(39,492)	(89,707)	(119,943)
Total performance fee—unrealized	(5,205)	(66,374)	(87,007)	(74,006)
Total performance fee compensation—realized	11,041	16,037	46,723	66,366
Total performance fee compensation—unrealized	22,222	48,093	79,225	56,721
Net investment income	(21,417)	(22,887)	(66,515)	(40,181)

Fee related earnings	$77,017	$81,827	$213,087	$191,805

Management fees	$153,676	$154,619	$436,940	$376,469
Administrative fees and other income	1,307	1,859	4,679	2,365
Compensation and benefits	(66,358)	(61,064)	(191,836)	(155,739)
General, administrative and other expenses	(11,608)	(13,587)	(36,696)	(31,290)

Fee related earnings	$77,017	$81,827	$213,087	$191,805

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Distributable Earnings
Income (loss) before taxes	$(76,885)	$410,987	$389,279	$528,149

Adjustments
Amortization of intangibles	6,143	23,515	21,692	28,113
Equity compensation expenses	7,521	8,705	75,088	21,377
OMG distributable loss	37,067	30,113	110,419	75,206
Acquisition-related expenses	—	750	—	2,250
Taxes paid	(625)	—	(1,180)	—
Non-cash other expense	324	—	324	—
Income (loss) of non-controlling interests in Consolidated Funds	120,369	(337,582)	(288,364)	(346,615)
Income tax (expense) benefit of non-controlling interests in Consolidated Funds	1,662	2,278	2,492	(18,776)
Unrealized performance fees	(5,205)	(66,374)	(87,007)	(74,006)
Unrealized performance fee compensation	22,222	48,093	79,225	56,721
Unrealized investment and other loss	(10,204)	(3,693)	(23,331)	20,026

Distributable Earnings	$102,391	$116,798	$278,637	$292,450

Fee related earnings	$77,017	$81,827	$213,087	$191,805
Performance fees—realized	37,473	39,492	89,707	119,943
Performance fee compensation—realized	(11,041)	(16,037)	(46,723)	(66,366)
Investment and other income realized, net	11,215	19,194	43,184	60,207

Net performance related earnings—realized	37,647	42,647	86,168	113,784
Less:
One-time acquisition costs	(4,871)	(5,269)	(5,507)	(6,586)
Income tax expense	(228)	(120)	(572)	(461)
Placement fees and underwriting costs	(3,267)	(1,027)	(7,825)	(2,600)
Non-cash depreciation and amortization	(3,904)	(1,260)	(6,715)	(3,492)

Distributable earnings	$102,391	$116,798	$278,637	$292,450

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

        We have managed our historical liquidity and capital requirements by focusing on our cash flows before giving effect to our Consolidated Funds. Our credit facilities have historically provided, and we expect will continue to provide, a significant source of our liquidity. Our primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fees, (2) realizations generated from our investment activities, (3) funding capital commitments that we have made to our funds, (4) funding complementary acquisitions to support our growth, (5) making distributions to our owners, and (6) borrowing and repaying amounts under the Credit Facility. As of September 30, 2014, our cash and cash equivalents were $75.1 million, including investments in money market funds.

        Our material sources of cash from our operations include: (1) management fees, which are collected monthly, quarterly or semi-annually, (2) performance fees, which are unpredictable as to amount and timing and (3) fund distributions related to our investments in products that we manage. We primarily use cash flow from operations to pay compensation and related expenses, general, administrative and other expenses, state and local taxes, debt service, capital expenditures and distributions. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.

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

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Statements of cash flows data
Net cash provided by operating activities	$1,537.7	$586.9
Net cash used in investing activities	(74.5)	(61.8)
Net cash used in financing activities	(1,472.7)	(382.3)
Effect of foreign exchange rate change	(5.2)	12.1

Net change in cash and cash equivalents	$(14.7)	$154.9

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

        Our net cash flow provided by operating activities was $1.5 billion and $586.9 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts primarily include (1) proceeds from sales and pay downs on investments, net of purchases of investments by our Consolidated Funds, of $939.6 million and $1.4 billion for the nine months ended September 30, 2014 and 2013, respectively, and (2) net income attributable to non-controlling interests in our Consolidated Funds of $288.4 million and $346.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash provided by operating activities of $950.8 million between the nine months ended September 30, 2014 and 2013 is primarily due to our Consolidated Funds reflecting an increase of $1.0 billion of net change in other assets and receivables held by the Consolidated Funds.

Investing Activities

        Our investing activities generally reflect cash used for certain acquisitions and fixed assets. Purchases of fixed assets were $14.5 million and $11.5 million for the nine months ended September 30, 2014 and 2013, respectively. The increase for the nine months ended September 30, 2014 was primarily due to expanding office space, partially attributable to the AREA acquisition and Keltic acquisition and to consolidating our London-based operations to one location. During the nine months ended September 30, 2014, we used $60.0 million of cash, net of cash acquired, to complete the Keltic acquisition. During the nine months ended September 30, 2013, we used $50.3 million of cash, net of cash acquired, to complete the AREA acquisition.

Financing Activities

        Financing activities are a net use of cash in each of the historical periods presented. Net (distributions) contributions from non-controlling interests in our Consolidated Funds were $(0.9) billion and $(1.1) billion for the nine months ended September 30, 2014 and 2013, respectively. Because a significant number of the Consolidated Funds are beyond their reinvestment periods or are under liquidation, we expect this trend to continue. Proceeds from the issuance of common units in our initial public offering, net of issuance costs, resulted in an inflow of cash of $180.7 million for the nine months ended September 30, 2014. Distributions to our senior partners and common unitholders are presented as a use of cash from financing activities and were $271.4 million and $264.1 million for the nine months ended September 30, 2014 and 2013, respectively.

        Net proceeds from (repayments of) debt obligations provided an increase (decrease) in cash to us of $10.8 million and $(32.8) million for the nine months ended September 30, 2014 and 2013, respectively. For our Consolidated Funds, net proceeds from (repayments of) debt obligations were $(0.5) billion and $0.8 billion for the nine months ended September 30, 2014 and 2013, respectively. The increase in borrowings was primarily due to new CLO funds that were launched or ramping up in the nine months ending September 30, 2014, compared to the same period in 2013. Additionally, there were significant repayments on debt obligations, as six of the Consolidated Funds fully repaid various term loans and notes and another three Consolidated Funds repaid a significant portion of borrowings under their credit facilities and notes payable in 2014.

Future Sources and Uses of Liquidity

        Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash flows from operations, including carried interest and performance fees, (4) realizations on our investments and (5) net borrowing provided by the Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future.

        We expect that our primary liquidity needs will continue to be comprised of cash to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our commitments to funds that we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement ("TRA"), (5) fund capital expenditures, (6) repay borrowings under the Credit Facility and related interest costs, (7) pay income taxes and (8) make distributions to our unitholders in accordance with our distribution policy. In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees.

        Performance fees also provide a significant source of liquidity. Performance fees are realized when an underlying investment is profitably disposed of and the fund's cumulative returns are in excess of the preferred return. Performance fees are typically realized at the end of each fund's measurement period when investment performance exceeds a stated benchmark or hurdle rate.

        Our accrued performance fees by segment as of September 30, 2014, gross and net of accrued clawback obligations, are set forth below:

	As of September 30, 2014
	Accrued Performance Fees	Accrued Clawback Obligation	Net Accrued Performance Fees
	(Dollars in thousands)
Asset class
Tradable Credit Group	$208,130	$—	$208,130
Direct Lending Group	24,695	—	24,695
Private Equity Group	292,925	—	292,925
Real Estate Group	1,013	—	1,013

Total	$526,763	$—	$526,763

        The Company's Credit Facility provides a $1.03 billion revolving line of credit with the ability to upsize to $1.25 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of April 30, 2019. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.50%. Our unused commitment fee is 0.20% per annum. The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of September 30, 2014, we were in compliance with all covenants contained in our Credit Facility, and $150.0 million was outstanding under the Credit Facility.

        Since our inception through September 30, 2014, we, our senior partners and other senior professionals have invested or committed to invest in excess of $1.7 billion to or alongside (through funds managed by us) our funds. As of September 30, 2014, the Company's current invested capital of $692.2 million and unfunded commitments of $200.0 million with that of our senior partners and other senior professionals, are presented in the table below:

	As of September 30, 2014
	Invested Capital	Unfunded Commitment	Total Invested Capital and Unfunded Commitment
	(Dollars in millions)
Asset class
Tradable Credit Group	$329	$82	$411
Direct Lending Group	140	28	168
Private Equity Group	492	178	670
Real Estate Group	22	44	66

Total	$983	$332	$1,315

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

        We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker-dealer. These net capital requirements are met in part by retaining cash, cash-equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2014, we were required to maintain approximately $17.6 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

        Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one-for-one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.'s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the "corporate taxpayers," would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with certain direct and indirect holders of AOG Units ("TRA Recipients") that will provide for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. As of September 30, 2014, no exchange of AOG Units for Ares Management, L.P. common units has taken place, as a result there was no payable recorded pursuant to the TRA.

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

        The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2014:

	As of September 30, 2014
	Tradable Credit	Private Equity	Direct Lending	Real Estate	Total
	(Dollars in millions)
Level I	$301	$605	$3	$—	$910
Level II	10,478	512	23	4	11,018
Level III	2,528	5,028	12,346	4,669	24,572

Total fair value	13,307	6,146	12,372	4,674	36,499
Other net asset value and available capital(1)	19,269	3,806	15,608	4,435	43,117

Total AUM	$32,576	$9,951	$27,980	$9,109	$79,616

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

        Equity-based compensation expense is determined based on the fair value of the respective equity award on the grant date and is recognized on a straight line basis over the requisite service period, with a corresponding increase in partners' capital or additional paid in capital. Equity-based compensation expense is adjusted, as necessary, for actual forfeitures so as to reflect expenses only for the portion of the award that ultimately vests. We estimated the fair value of the options as of the grant date using the Black-Scholes option pricing model.

        We are required to estimate the equity-based awards that management ultimately expects to vest and to reduce equity-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. The rate of future forfeitures is estimated based upon historical experience, and actual forfeitures in the future may differ. To the extent actual forfeitures are different than the estimates, we record a true-up for the difference in the period that the awards vest. Additionally, management considers on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect the expected forfeiture rate.

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

Contractual Obligations, Commitments and Contingencies

        The following table sets forth information relating to our contractual obligations as of September 30, 2014 on a combined basis and on a basis deconsolidating our funds:

Ares Obligations	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
	(Dollars in thousands)
The Company:
Operating lease obligations(1)	$15,890	$56,257	$34,798	$47,130	$154,075
Debt obligations payable(2)	13,913	—	—	—	13,913
Interest obligations on debt(3)	211	—	—	—	211
Capital commitments to Ares funds(4)	200,033	—	—	—	200,033

Sub-total	$230,046	$56,257	$34,798	$47,130	$368,231
Consolidated Funds:
Operating lease obligations(1)	—	—	—	—	—
Debt obligations payable	226,492	16,400	1,466,015	11,196,555	12,905,462
Interest obligations on debt(3)	185,360	370,444	361,752	836,955	1,754,511
Capital commitments of the CLOs and Consolidated Funds(5)	1,688,185	—	—	—	1,688,185

Total	$2,330,083	$443,101	$1,862,565	$12,080,640	$16,716,389

(1)
Office space is leased under agreements with expirations ranging from month-to-month contracts to lease commitments through 2026. Rent expense includes only base contractual rent. The table includes future minimum commitments for our operating leases.

(2)
Debt obligations consist of $13.9 million of two promissory notes (original loan amount was $20.9 million), which will be repaid during the fourth quarter of 2014.

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

        In connection with the initial public offering, we entered into a TRA with the TRA Recipients that requires us to pay them 85% of any tax savings realized by Ares Management, L.P.'s wholly owned subsidiaries that are taxable as corporations for U.S. federal income tax purposes from any step-up in tax basis resulting from an exchange of Ares Operating Group Units for Ares Management, L.P. common units or, at our option, for cash. Because the timing of amounts to be paid under the tax receivable agreement cannot be determined, this contractual commitment has not been presented in the table above. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.

Guarantees

        As of September 30, 2014, we guaranteed loans for certain professionals in affiliated co-investment entities. These entities were formed to permit certain employees and members to invest alongside us and our investors in the funds managed by us. We would be responsible for all outstanding payments due in the event of a default on the loans by an affiliated entity. As of September 30, 2014, the total outstanding loan balance was approximately $4.1 million, with an additional $1.2 million in unfunded commitments. There has been no history of default and we have determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

        On July 30, 2014, AM LLC, agreed to provide credit support to a new $75 million credit facility (the "Guaranteed Facility") entered into by a wholly owned subsidiary of ACRE with a national banking association. AM LLC is the parent entity to ACRE's external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations, outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) among other things, in the event that AM LLC's corporate credit rating is downgraded to below investment grade. ACRE will pay AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburse AM LLC for its out-of-pocket costs and expenses in connection with the transaction. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interests in its principal lending holding entity to support the $75 million revolving credit facility. As of September 30, 2014, we recorded the fair value of this guarantee of $1.6 million within accounts payable, accrued expenses and other liabilities. The fair value of this guarantee was determined by an independent third-party valuation firm using a market-based approach and a discounted cash flow model using discount rate of 1.97% as the primary input. As of September 30, 2014, the total outstanding balance under the Guarantee Facility was $55.0 million. Our maximum exposure to loss shall not exceed $75 million plus accrued interest. We have determined that the likelihood of default is remote. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Indemnifications

        Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in the above table nor in our condensed consolidated financial statements. As of September 30, 2014, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

        The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of September 30, 2014 and December 31, 2013, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2014 and December 31, 2013, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to clawback, after giving effect to the amounts reimbursable by certain professionals, would have been approximately $56.2 million and $65.9 million, respectively.

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

        There was no material change in our market risks for the nine months ended September 30, 2014. For additional information, refer to our Partnership's final prospectus dated May 1, 2014, included in the Partnership's Registration Statement on Form S-1, as amended (SEC File No. 333-194919).

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In the normal course of business, we may be subject to various legal proceedings from time to time. As of September 30, 2014 and December 31, 2013, we were not subject to any material pending legal proceedings.

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

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Limited Partnership of Ares Management, L.P.(1)
3.2	Form of Amended and Restated Agreement of Limited Partnership of Ares Management, L.P.(2)
10.1
Amendment No. 1, dated as of July 15, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.
10.2
Amendment No. 2, dated as of September 24, 2014, to the Sixth Amended and Restated Senior Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Prospectus of Ares Management, L.P., dated May 1, 2014 and filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933 on May 5, 2014(3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ARES MANAGEMENT, L.P.
	By:	Ares Management GP LLC, its general partner
Dated: November 12, 2014	By	/s/ ANTONY P. RESSLER
		Name:	Antony P. Ressler
		Title:	Chairman, Co-Founder & Chief Executive Officer (Principal Executive Officer)
Dated: November 12, 2014	By	/s/ DANIEL F. NGUYEN
		Name:	Daniel F. Nguyen
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)