Form 10-Q
period 2015-03-31
ARES MANAGEMENT LP
filed 2015-05-12
CIK 1176948

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

         The number of common units representing limited partner interests outstanding as of May 8, 2015 was 80,667,664.

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

        Under generally accepted accounting principles in the United States ("GAAP"), we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are the general partner and are presumed to have control, and (b) entities that we concluded are variable interest entities ("VIEs"), including limited partnerships in which we have a nominal economic interest and the CLOs, for which we are deemed to be the primary beneficiary. When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash

i

flows of the fund in our condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance fees and other fees that we earn from Consolidated Funds. However, the presentation of performance fee compensation and other expenses associated with generating such revenues are not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in Consolidated Funds is presented as net income attributable to redeemable interests and non-controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations.

        In this report, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) "segment basis," which deconsolidates these funds and therefore shows the results of our reportable segments without giving effect to the consolidation of the funds and (ii) "Stand Alone basis," which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our four segments, we have an Operations Management Group (the "OMG") that consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development, legal/compliance and human resources. The OMG's expenses are not allocated to our four reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our Operations Management Group, and we believe that this information enhances the ability of unitholders to analyze our performance. For more information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation—Consolidation and Deconsolidation of Ares Funds," "—Managing Business Performance—Non-GAAP Financial Measures" and "—Segment Analysis—ENI and Other Measures."

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of March 31, 2015	As of December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$69,372	$148,858
Restricted cash and cash equivalents	—	32,734
Investments	198,630	174,052
Derivative assets, at fair value	8,217	7,623
Performance fees receivable	171,793	187,059
Due from affiliates	129,870	146,534
Other assets	55,690	58,716
Intangible assets, net	120,268	40,948
Goodwill	144,080	85,582
Assets of Consolidated Funds:
Cash and cash equivalents	1,318,017	1,314,397
Investments, at fair value	18,990,943	19,123,950
Loans held for investment, net	85,214	77,514
Due from affiliates	9,338	11,342
Dividends and interest receivable	71,761	81,331
Receivable for securities sold	234,938	132,753
Derivative assets, at fair value	3,696	3,126
Other assets	6,329	6,156

Total assets	$21,618,156	$21,632,675

Liabilities
Accounts payable and accrued expenses	$126,385	$101,310
Accrued compensation	55,307	129,433
Derivative liabilities, at fair value	2,973	2,850
Due to affiliates	7,426	19,030
Performance fee compensation payable	420,187	380,268
Debt obligations	298,614	243,491
Equity compensation put option liability	20,000	20,000
Deferred tax liability, net	21,026	19,861
Liabilities of Consolidated Funds:
Accounts payable and accrued expenses	54,064	68,589
Due to affiliates	2,332	2,441
Payable for securities purchased	475,380	618,902
Derivative liabilities, at fair value	59,483	42,332
Securities sold short, at fair value	3,763	3,763
Deferred tax liability, net	23,585	22,214
CLO loan obligations	12,154,677	12,049,170
Fund borrowings	683,564	771,283
Mezzanine debt	406,371	378,365

Total liabilities	14,815,137	14,873,302

Commitments and contingencies
Redeemable interest in Consolidated Funds	915,017	1,037,450
Redeemable interest in Ares Operating Group entities	24,077	23,988
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	5,036,639	4,988,729
Equity appropriated for Consolidated Funds	55,996	(37,926)

Non-controlling interest in Consolidated Funds	5,092,635	4,950,803

Non-controlling interest in Ares Operating Group entities	481,775	463,493
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 units, issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	291,641	285,025
Accumulated other comprehensive income (loss)	(2,126)	(1,386)

Total controlling interest in Ares Management, L.P	289,515	283,639

Total equity	5,863,925	5,697,935

Total liabilities, redeemable interest, non-controlling interests and equity	$21,618,156	$21,632,675

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
		(Predecessor)
Revenues
Management fees (includes ARCC Part I Fees of $29,042 and $28,318 for the three months ended March 31, 2015 and 2014, respectively)	$135,389	$110,549
Performance fees	40,060	16,214
Other fees	6,279	6,865

Total revenues	181,728	133,628

Expenses
Compensation and benefits	101,851	95,693
Performance fee compensation	76,392	40,725
General, administrative and other expenses	45,547	38,775
Consolidated Funds' expenses	15,072	8,937

Total expenses	238,862	184,130

Other income (expense)
Interest and other investment income	342	124
Interest expense	(3,684)	(1,639)
Other income (expense), net	(330)	—
Net realized gain (loss) on investments	6,764	(66)
Net change in unrealized appreciation (depreciation) on investments	3,476	4,146
Interest and other investment income of Consolidated Funds	338,186	345,345
Interest expense of Consolidated Funds	(118,711)	(145,042)
Net realized gain (loss) on investments of Consolidated Funds	(61,436)	54,965
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	299,092	67,344

Total other income (expense)	463,699	325,177

Income before taxes	406,565	274,675
Income tax expense (benefit)	5,892	(6,695)

Net income	400,673	281,370

Less: Net income attributable to redeemable interests in Consolidated Funds	15,859	37,048
Less: Net income attributable to non-controlling interests in Consolidated Funds	331,309	188,133
Less: Net income attributable to redeemable interests in Ares Operating Group entities	243	406
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,806	12,936
Less: Net income attributable to controlling interests in Predecessor	—	42,847

Net income attributable to Ares Management, L.P.	$18,456	$—

Net income attributable to Ares Management, L.P. per common unit
Basic	$0.23

Diluted	$0.23

Weighted-average common units
Basic	80,667,664

Diluted	80,667,664

Distributions declared per common unit	$0.24

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
		(Predecessor)
Net income	$400,673	$281,370
Other comprehensive income:
Foreign currency translation adjustments	(29,339)	180

Total comprehensive income	371,334	281,550

Less: Comprehensive income attributable to redeemable interests in Consolidated Funds	15,859	37,048
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	303,889	187,954
Less: Comprehensive income attributable to redeemable interests in Ares Operating Group entities	236	409
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	33,634	13,015
Less: Comprehensive income attributable to controlling interests in Predecessor	—	43,124

Comprehensive income attributable to Ares Management, L.P.	$17,716	$—

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)
(unaudited)

				Consolidated Funds
	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest in Ares Operating Group Entities	Equity Appropriated for Consolidated Funds	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2014	$285,025	$(1,386)	$463,493	$(37,926)	$4,988,729	$5,697,935
Relinquished with deconsolidation of funds	—	—	—	—	(147)	(147)
Reallocation of Partners' capital for changes in ownership interests	7,191	—	(7,272)	—	—	(81)
Deferred tax liabilities arising from allocation of contributions and Partners' capital	(2,433)	—	(78)	—	—	(2,511)
Contributions	—	—	25,553	—	77,369	102,922
Distributions	(19,360)	—	(38,059)	—	(239,279)	(296,698)
Net income	18,456	—	34,806	94,670	236,639	384,571
Currency translation adjustment	—	(740)	(1,172)	(748)	(26,672)	(29,332)
Equity compensation	2,762	—	4,504	—		7,266

Balance at March 31, 2015	$291,641	$(2,126)	$481,775	$55,996	$5,036,639	$5,863,925

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
		(Predecessor)
Cash flows from operating activities:
Net income	$400,673	$281,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	7,921	5,339
Depreciation and amortization	12,618	11,120
Net realized (gain) loss on investments	(6,764)	66
Net change in unrealized (appreciation) depreciation on investments	(3,476)	(4,146)
Investments purchased	(27,137)	(21,600)
Cash proceeds from sale of investments	14,451	3,964
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(2,213)	(2,999)
Net realized (gain) loss on investments	61,436	(54,965)
Amortization on debt and investments	(5,188)	(4,672)
Net change in unrealized (appreciation) depreciation on investments	(299,092)	(67,344)
Investments purchased	(1,868,763)	(2,321,820)
Cash proceeds from sale or pay down of investments	1,970,719	3,075,968
Cash flows due to changes in operating assets and liabilities:
Net change in restricted cash	32,734	5,687
Net change in net performance fees receivable	55,185	12,455
Net change in due to/from affiliates	5,060	(19,788)
Net change in other assets	(1,616)	1,142
Net change in accrued compensation and benefits	(74,738)	(77,360)
Net change in accounts payable, accrued expenses and other liabilities	(34,877)	(4,209)
Net change in deferred taxes	165	(209)
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(3,620)	363,800
Cash relinquished with deconsolidation of Consolidated Funds	(1,254)	(40,089)
Change in other assets and receivables held at Consolidated Funds	(92,506)	129,596
Change in other liabilities and payables held at Consolidated Funds	(155,230)	(261,691)

Net cash provided by (used in) operating activities	(15,512)	1,009,615

Cash flows from investing activities:
Acquisitions, net of cash acquired	(64,437)	—
Purchase of furniture, equipment and leasehold improvements, net	(3,256)	(4,290)

Net cash used in investing activities	(67,693)	(4,290)

Cash flows from financing activities:
Proceeds from credit facility	60,000	30,000
Repayments of credit facility	—	(11,000)
Contributions, net	85	—
Distributions	(57,679)	(30,648)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interest holders in Consolidated Funds	77,491	158,613
Distributions to non-controlling interest holders in Consolidated Funds	(377,693)	(459,507)
Borrowings under loan obligations by Consolidated Funds	649,706	44,584
Repayments under loan obligations by Consolidated Funds	(319,032)	(791,091)

Net cash provided by (used in) financing activities	32,878	(1,059,049)

Effect of exchange rate changes and translation	(29,159)	556

Net decrease in cash and cash equivalents	(79,486)	(53,168)
Cash and cash equivalents, beginning of period	148,858	89,802

Cash and cash equivalents, end of period	$69,372	$36,634

Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$303	$1,072
Cash paid during the period for income taxes	$17	$4,892
Consolidated Funds:
Cash paid during the period for interest	$57,731	$53,807
Cash paid during the period for income taxes	$1,261	$1
Non-cash increase in assets and liabilities:
Issuance of AOG Units to non-controlling interest holders	$25,468	$—

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Ares Management, L.P. is a leading global alternative asset management firm that operates four distinct but complementary investment groups: the Tradable Credit Group, the Direct Lending Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 16, "Segment Reporting." Subsidiaries of Ares Management LLC ("AM LLC"), a subsidiary of the Company, serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the "Ares Funds"), which are generally organized as pass-through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to "Ares" or the "Company" refer to Ares Management, L.P. together with its subsidiaries.

        The accompanying condensed consolidated financial statements include (1) the results of the Company subsequent to the Reorganization (as described below) and (2) prior to the Reorganization, the condensed consolidated results of two affiliated entities, Ares Holdings Inc. ("AHI") and Ares Investments LLC ("AI"), which directly or indirectly hold controlling interests in AM LLC and Ares Investments Holdings LLC ("AIH LLC"), as well as their wholly owned subsidiaries (collectively, the "Predecessor"). Prior to the Reorganization, Ares Partners Management Company LLC ("APMC") directed the operations of AHI and AI through its controlling ownership interest of approximately 50.1% and 70.3%, respectively, in each entity. The remaining ownership of AHI and AI was shared among various minority, non-controlling strategic investment partners.

        In addition, certain Ares-affiliated funds, related co-investment entities and collateralized loan obligations ("CLOs") (collectively, the "Consolidated Funds") managed by AM LLC and its wholly owned subsidiaries have been consolidated in the accompanying condensed consolidated financial statements for the periods presented pursuant to generally accepted accounting principles in the United States ("GAAP") as described in Note 2, "Summary of Significant Accounting Policies." Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying condensed consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to controlling interests or on total equity attributable to controlling interests. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in Consolidated Funds and as equity appropriated for Consolidated Funds in the accompanying condensed consolidated financial statements. Further, cash flows allocable to non-controlling interest in Consolidated Funds are specifically identifiable in the Condensed Consolidated Statement of Cash Flows.

        These statements and notes have not been audited, exclude some of the disclosures required for annual audited financial statements and should be read in conjunction with the audited condensed consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. The operating results presented for interim periods are not indicative of the results that may be expected for any other interim period or for the entire year. In the opinion of management, the condensed consolidated financial

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial condition and results of operations for the interim periods presented.

Reorganization and Initial Public Offering

        Pursuant to a reorganization effectuated in connection with the initial public offering of the Company's common units ("IPO"), on May 1, 2014, the Company became a holding partnership, and the Company's sole assets became equity interests through wholly owned subsidiary entities in AHI, Ares Domestic Holdings, Inc. ("Domestic Holdings"), Ares Offshore Holdings, Ltd., AI and Ares Real Estate Holdings LLC. The Company, either directly or through direct subsidiaries, is the general partner of each of the Ares Operating Group (as defined below) entities, and operates and controls all of the businesses and affairs of the Ares Operating Group.

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

        These actions are referred to herein collectively as the "Reorganization".

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or a voting interest model. As such, the Company consolidates (a) entities in which it holds a majority voting interest or has majority ownership and control

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

over the operational, financial and investing decisions of that entity, including Ares affiliates and affiliated funds and co-investment entities for which the Company is the general partner and is presumed to have control and (b) entities that the Company concludes are variable interest entities ("VIEs"), including limited partnerships in which the Company has a nominal economic interest and CLOs for which the Company is deemed to be the primary beneficiary.

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

Variable Interest Model

        The Company consolidates entities that are determined to be VIEs where the Company is deemed to be the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation rules require an analysis to determine whether (i) an entity in which the Company holds a variable interest is a VIE and (ii) the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give the Company a controlling financial interest. The consolidation rules may be deferred for VIEs if the VIE and the reporting entity's interest in VIE meet deferral conditions set forth in FASB Accounting Standards Codification ("ASC") 810-10-65-2. Certain limited partnerships meet the deferral conditions if: (a) the limited partnerships generally have all the attributes of an investment company, (b) the Company does not have the obligation to fund losses of the limited partnership and (c) the limited partnership is not a securitization, asset- backed financing entity or qualifying special purpose vehicle. Where a VIE qualifies for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees) would be expected to

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

absorb a majority of the variability of the entity. Under either guideline, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders the conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively; however, if the primary beneficiary is not readily determinable, a quantitative assessment may also be performed. This analysis requires judgment. These judgments include: (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether two or more parties' equity interests should be aggregated, (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity, (5) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and (6) estimating cash flows in evaluating which member within the equity group absorbs a majority of the expected losses and hence would be deemed the primary beneficiary.

        As of March 31, 2015 and December 31, 2014, assets of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $14.3 billion and $14.2 billion, respectively, and are presented within "Assets of Consolidated Funds." As of March 31, 2015 and December 31, 2014, liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $13.3 billion and $13.2 billion, respectively, and are presented within "Liabilities of Consolidated Funds." The holders of the consolidated VIEs' liabilities do not have recourse to the Company other than to the assets of the consolidated VIEs. The assets and liabilities of the consolidated VIEs are comprised primarily of investment securities and loan obligations, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

        As of March 31, 2015 and December 31, 2014, the Company held $178.2 million and $193.0 million of investments in these consolidated VIEs, respectively, which represents its maximum exposure to loss. The maximum exposure to loss represents the Company's total investment in these entities.

        Certain funds that have historically been consolidated in the financial statements are no longer consolidated because, as of the reporting period: (a) they were liquidated or dissolved, including one and three funds for the three months ended March 31, 2015 and 2014, respectively, (b) the Company no longer holds a majority voting interest, including none and four funds for the three months ended March 31, 2015 and 2014, respectively, or (c) the Company is no longer deemed to be the primary beneficiary of the VIEs as it has no economic interest, no obligation to absorb losses and no significant rights to receive benefits from the VIEs, including eight and eleven funds for the three months ended March 31, 2015 and 2014, respectively. For deconsolidated funds, the Company continues as the general partner and/or investment manager until such funds are fully liquidated.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Appropriated for Consolidated Funds

        As of March 31, 2015 and December 31, 2014, the Company consolidated 26 and 31 CLOs, respectively. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan obligations. Upon consolidation, the Company elected the fair value option for eligible liabilities to mitigate accounting mismatches between the carrying value of the assets and liabilities. The Company accounts for the excess in fair value of assets over liabilities upon initial consolidation of funds as an increase in equity appropriated for Consolidated Funds. Net income (loss) of the CLOs is allocated to equity appropriated for Consolidated Funds.

        The loan obligations issued by the CLOs are backed by diversified collateral asset portfolios and by structured debt or equity. In exchange for managing the collateral for the CLOs, the Company earns management fees, including, in some cases, senior and subordinated management fees and contingent performance fees. In cases where the Company earns fees from a fund that it consolidates with the CLOs, those fees have been eliminated as intercompany transactions. The Company's holdings in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Additionally, the Company may invest in other senior secured notes, which are repaid based on available cash flows subject to priority of payments under each Consolidated CLO's governing documents. Investors in the CLOs generally have no recourse against the Company for any losses sustained in the capital structure of each CLO.

Investments in Non-Consolidated Variable Interest Entities

        The Company holds interests in certain VIEs that are not consolidated because the Company has determined it is not the primary beneficiary. The Company's interest in such entities generally is in the form of direct equity interests and fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. There is no difference between the carrying value and fair value as investments in the non-consolidated VIEs are carried at fair value. The Company's interests and the Consolidated Funds' interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of March 31, 2015	As of December 31, 2014
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$16,741	$14,851
Maximum exposure to loss attributable to Consolidated Funds' investments in non-consolidated VIEs	$2,236	$2,519

Basis of Accounting

        The accompanying condensed consolidated financial statements are prepared in accordance with GAAP. Certain comparative amounts for prior periods have been reclassified to conform to the current

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

        All of the investments held and CLO loan obligations issued by the Consolidated Funds are presented at their estimated fair values in the Company's Condensed Consolidated Statements of Financial Condition. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Company's Condensed Consolidated Statements of Financial Condition as equity appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non-controlling interests in Consolidated Funds in the Condensed Consolidated Statements of Operations and equity appropriated for Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

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

Non-Controlling Interests in Ares Operating Group Entities

        Following the Reorganization, non-controlling interests in Ares Operating Group entities (collectively, the "Ares Operating Group Units" or "AOG Units") represent a component of equity and net income attributable to the owners of AOG Units that are not held directly or indirectly by Ares Management, L.P. These interests are adjusted for contributions to and distributions from Ares Operating Group entities during the reporting period and are allocated income from the Ares Operating Group

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entities based on their historical ownership percentage for the proportional number of days in the reporting period.

        For the periods presented prior to the Reorganization, non-controlling interests in Ares Operating Group entities represent equity interests and net income attributable to various minority non-control oriented strategic investment partners, which were reflected as non-controlling interests in the Predecessor's historical results.

Redeemable Interest in Ares Operating Group Entities

        Redeemable interests in Ares Operating Group entities represent a portion of the collective ownership interest in Ares Operating Group Units granted to professionals of the Company in connection with the Company's acquisition of Indicus Advisors, LLP ("Indicus") during 2011. This ownership interest may be redeemed for a cash payment of $20.0 million provided that a portion of such interests are subject to certain conditions relating to continued employment. Income is allocated in proportion to the redeemable interests' ownership percentage in Ares Operating Group Units.

Income Allocation

        Income (loss) before taxes is allocated based on each partner's average daily ownership of the Ares Operating Group entities for each year presented. The net income attributable to Ares Management, L.P. for the three months ended March 31, 2015 represents its average daily ownership of 37.85%.

Equity-Method Investments

        The Company accounts for its investments held by its operating subsidiary, and in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated funds and strategic investments, using the equity-method of accounting or at fair value pursuant to the fair value option permitted by FASB ASC 825, Financial Instruments.

        Unless the Company elects the fair value option, the carrying value of investments accounted for using equity-method accounting is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreements, less distributions received. The Company evaluates the equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company's share of the investee's income and expenses for the Company's equity-method investments is included within net realized gain (loss) on investments on the Condensed Consolidated Statements of Operations.

        The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company elected the fair value option for certain of its equity-method investments. Unrealized appreciation (depreciation) and realized gains (losses) from the

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's equity-method investments at fair value are included within net change in unrealized appreciation (depreciation) on investments and net realized gain (loss) on investments, respectively, on the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

        In February 2015, the FASB amended the consolidation standards for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Under the new guidance, all legal entities are subject to reevaluation under the revised consolidation model. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940, as amended for registered money market funds. The amendments are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

        In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. The amendments require that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. The amendments are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2015, and early adoption is permitted. The guidance is to be applied on a retrospective basis and accounted for as a change in accounting principle. The Company has elected to adopt this guidance in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2015. Accordingly, unamortized debt issuance costs as of March 31, 2015 of $7.2 million for the Company and $5.9 million for the Consolidated Funds are reported as a reduction from the carrying amount of the respective debt obligations in the Condensed Consolidated Statements of Financial Condition. Unamortized debt issuance costs of $2.3 million as of December 31, 2014, which were previously reported in other assets in the Condensed Consolidated Statements of Financial Condition, have been reclassified as a deduction from the carrying amount of the respective debt. Unamortized debt issuance costs of $5.3 million related to the Company's Credit Facility (as defined in Note 8), continue to be included in other assets in the Condensed Consolidated Statements of Financial Condition as of December 31, 2014, as there was no balance outstanding under the Credit Facility as of December 31, 2014. Unamortized debt issuance costs of $6.3 million as of December 31, 2014, which were reported in other assets of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition, have been reclassified as a deduction from the carrying amount of the respective debt. The changes represent the change in accounting principle that has been applied to all periods presented for consistency.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2015, the FASB issued guidance removing the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Removing these investments from the fair value hierarchy will eliminate diversity in current practice resulting from the way in which investments measured at net asset value per share with future redemption dates are classified and ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share, but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods and should be applied retrospectively to all periods presented. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition of EIF Management, LLC

        On January 1, 2015, the Company completed the acquisition of all of the outstanding membership interests of EIF Management, LLC ("EIF"), a Delaware limited liability company, in accordance with the membership interest purchase agreement entered into on October 30, 2014. EIF is an asset manager in the U.S. power and energy assets industry with approximately $4.4 billion of AUM across four commingled funds and four related co-investment vehicles at March 31, 2015. As a result of the acquisition, the Company now has a new energy infrastructure equity strategy focused on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. EIF is part of the Company's Private Equity Group segment.

        The acquisition-date fair value of the consideration transferred totaled $149.2 million, which consisted of the following:

Cash	$64,532
Equity (1,578,947 Ares Operating Group units)	25,468
Contingent consideration	59,171

Total	$149,171

        The acquisition-date fair value of $25.5 million for the 1,578,947 Ares Operating Group Units issued was determined based on the volume weighted average price of Ares common units on the New York Stock Exchange from October 17, 2014 to November 13, 2014.

        The transaction also included contingent consideration that is payable to EIF's former membership interest holders if Ares successfully launches a new fund ("Fund V") that meets certain revenue and fee paying commitment targets during Fund V's commitment period.

        The fair value of the liability for contingent consideration as of the acquisition date was $78.0 million and is subject to change until the liability is settled with the related impact recorded to our condensed

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

consolidated statements of operations as acquisition-related and other expenses. Contingent consideration includes (i) cash and equity consideration, with fair value estimated to be approximately $59.2 million, that are not subjected to vesting or are fully vested and will be recorded as purchase price and (ii) equity consideration, with fair value estimated to be approximately $18.8 million, that will generally vest ratably over a period of two to five years after Fund V's final closing and will be recorded as equity-based compensation. Up to half of the Ares Operating Group Units that have been issued are exchangeable from and after July 1, 2015 and all of the Ares Operating Group Units that have been issued are exchangeable in the transaction from and after January 2, 2016, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications, or, at the Company's option, for cash.

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

Cash	$95
Other tangible assets	610
Intangible assets:
Management contracts	48,521
Client relationships	38,600
Trade name	3,200

Total intangible assets	90,321

Total identifiable assets acquired	91,026

Accounts payable, accrued expenses and other liabilities	455

Total liabilities assumed	455
Net identifiable assets acquired	$90,571

Goodwill:
Assembled workforce	$8,300
Others	50,300

Total goodwill	58,600

Net assets acquired	$149,171

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company incurred $3.6 million of acquisition-related costs which are expensed as incurred and reported within general, administrative, and other expenses within the Condensed Consolidated Statements of Operations.

        The carrying value of goodwill was $58.6 million as of March 31, 2015 and is entirely allocated to the Private Equity Group segment. The goodwill to be recognized is attributable primarily to expected synergies and the assembled workforce of EIF.

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

        In connection with certain business combinations and asset acquisitions, the Company records the fair value of intangible assets acquired together with goodwill.

Goodwill and Intangible Assets

        The following table summarizes the carrying value for the Company's intangible assets:

	As of March 31, 2015	As of December 31, 2014
Finite-lived intangible assets	$203,899	$114,102
Less: accumulated amortization	(83,631)	(73,154)

Finite-lived intangible assets, net	120,268	40,948
Goodwill	144,080	85,582

Total intangible assets and goodwill, net	$264,348	$126,530

        There were no impairments of goodwill recorded as of March 31, 2015 and December 31, 2014.

Finite-Lived Intangible Assets, Net

        Intangible assets, net represents the fair value in excess of carrying value related to the acquisition of management contracts, client relationships and a trade name, and the future benefits of managing new assets for existing clients.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	As of March 31, 2015	As of December 31, 2014
Previously acquired management contracts(1)	$113,578	$114,102
EIF management contracts	48,521	—
EIF client relationships	38,600	—
EIF trade name	3,200	—

Total intangible assets acquired	203,899	114,102
Less: accumulated amortization	(83,631)	(73,154)

Intangible assets, net	$120,268	$40,948

(1)
Intangibles relating to London based asset manager are recorded in Pounds Sterling and are translated at spot rate at each reporting date.

        Amortization expense associated with intangible assets was $10.9 million and $8.8 million for the three months ended March 31, 2015 and 2014, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

        For the three months ended March 31, 2014, the Company accelerated amortization expense by $3.0 million to remove the remaining carrying value of certain management contracts within the Tradable Credit Group that had terminated. There was no acceleration of amortization expense for the three months ended March 31, 2015.

4. INVESTMENTS

Investments of the Company

        The Company's investments are comprised of equity-method investments and investments presented at fair value in accordance with the investment company guidance.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

Fair Value Investments

        The Company's fair value investments are presented below:

	Fair value at		Fair value as a percentage of total investments at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Private Investment Partnership Interests:
AREA European Property Enhancement Program L.P.	$1,989	$1,760	1.0%	1.0%
AREA Sponsor Holdings LLC	42,027	40,296	22.1%	23.6%
Ares Capital Europe II (D), L.P.	19,294	15,592	10.2%	9.2%
Ares Capital Europe II (E), L.P.(1)	35	31	0.0%	0.0%
Ares Centre Street Partnership, L.P.	2,471	256	1.3%	0.2%
Ares Corporate Opportunities Fund, L.P.(2)	576	777	0.3%	0.5%
Ares Corporate Opportunities Fund IV, L.P.	27,233	21,836	14.4%	12.8%
Ares Credit Strategies Fund II, L.P.	636	627	0.3%	0.4%
Ares Credit Strategies Fund III, L.P.	19	19	0.0%	0.0%
Ares European Credit Strategies Fund (C) L.P(1).	547	497	0.3%	0.3%
Ares European Real Estate Fund IV L.P.	1,923	2,455	1.0%	1.4%
Ares Multi-Strategy Credit Fund V (H), L.P.	1,088	1,068	0.6%	0.6%
Ares Special Situations Fund I-B, L.P.	1	2	0.0%	0.0%
Ares Special Situations Fund III, L.P.	27,452	26,867	14.5%	15.8%
Ares Special Situations Fund IV, L.P.	6,622	—	3.5%	—
Ares SSF Riopelle, L.P.(3)	3,915	4,211	2.1%	2.5%
Ares Strategic Investment Partners, L.P.	76	75	0.0%	0.0%
Ares Strategic Investment Partners III, L.P.	—	2,672	—	1.6%
Ares Strategic Real Estate Program—HHC, LLC	4,344	3,094	2.3%	1.8%
Ares US Real Estate Fund VIII, L.P.(3)	2,877	1,574	1.5%	0.9%
Resolution Life L.P.	45,348	45,348	23.9%	26.6%

Total private investment partnership interests (cost: $147,712 and $128,756 at March 31, 2015 and December 31, 2014, respectively)	188,473	169,057	99.3%	99.2%

Common Stock:
Ares Multi-Strategy Credit Fund, Inc.	95	89	0.1%	0.1%

Total common stock (cost: $110 and $108 at March 31, 2015 and December 31, 2014, respectively)	95	89	0.1%	0.1%

Corporate Bonds:
Ares Commercial Real Estate Corporation Convertible Senior Notes	1,178	1,178	0.6%	0.7%

Total corporate bond (cost: $1,150, at March 31, 2015 and December 31, 2014, respectively)	1,178	1,178	0.6%	0.7%

Total fair value investments (cost: $148,972 and $130,014 at March 31, 2015 and December 31, 2014, respectively)	$189,746	$170,324	100.0%	100.0%

(1)
Denominated in foreign currency; fair value is translated into U.S. Dollars

(2)
Security represents the sole investment held by ACOF Co-Investors LLC

(3)
Represents underlying security that is held through multiple vehicles

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

Equity-Method Investments

        The Company's equity-method investments include investments that are not consolidated but in which the Company exerts significant influence. The Company's equity-method investments, including those where the fair value option was elected, are summarized below:

	As of March 31, 2015	As of December 31, 2014
Equity-method investment	$3,884	$3,728
Equity-method investment at fair value	5,000	—

Total equity-method investment	$8,884	$3,728

Investments of the Consolidated Funds

        Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
United States:
Fixed income securities:
Consumer discretionary	$3,232,955	$3,136,899	17.0%	16.3%
Consumer staples	251,814	221,708	1.3%	1.2%
Energy	304,943	416,861	1.6%	2.2%
Financials	473,222	401,673	2.5%	2.1%
Healthcare, education and childcare	1,262,427	1,191,619	6.6%	6.2%
Industrials	1,639,565	1,717,523	8.6%	9.0%
Information technology	787,710	745,920	4.1%	3.9%
Materials	456,200	393,569	2.4%	2.1%
Partnership and LLC interests	14,839	16,256	0.1%	0.1%
Telecommunication services	1,347,337	1,287,688	7.1%	6.7%
Utilities	201,436	223,553	1.1%	1.2%

Total fixed income securities (cost: $10,029,620 and $9,928,006, at March 31, 2015 and December 31, 2014, respectively)	9,972,448	9,753,269	52.4%	51.0%

Equity securities:
Consumer discretionary	2,958,697	2,852,369	15.7%	14.9%
Consumer staples	499,372	443,711	2.6%	2.3%
Energy	82,451	150,755	0.4%	0.8%
Financials	10,223	8,272	0.1%	0.0%
Healthcare, education and childcare	533,239	464,159	2.8%	2.4%
Industrials	124,747	128,247	0.7%	0.7%
Partnership and LLC interests	114,040	89,105	0.6%	0.5%
Telecommunication services	9,643	16,576	0.1%	0.1%

Total equity securities (cost: $2,957,558 and $2,964,900 at March 31, 2015 and December 31, 2014, respectively)	4,332,412	4,153,194	23.0%	21.7%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Europe:
Fixed income securities:
Consumer discretionary	887,516	1,080,270	4.7%	5.6%
Consumer staples	108,667	126,766	0.6%	0.7%
Energy	5,138	16,509	0.0%	0.1%
Financials	362,526	345,811	1.9%	1.8%
Healthcare, education and childcare	252,273	303,116	1.3%	1.6%
Industrials	441,604	526,214	2.3%	2.8%
Information technology	145,224	130,504	0.8%	0.7%
Materials	371,322	326,659	2.0%	1.7%
Telecommunication services	595,715	833,015	3.1%	4.4%
Utilities	1,123	2,516	0.0%	0.0%

Total fixed income securities (cost: $3,232,752 and $3,813,343 at March 31, 2015 and December 31, 2014, respectively)	3,171,108	3,691,380	16.7%	19.4%

Equity securities:
Consumer discretionary	3,678	2,940	0.0%	0.0%
Consumer staples	895	862	0.0%	0.0%
Healthcare, education and childcare	26,455	27,774	0.1%	0.1%
Industrials	—	76	—	0.0%
Partnership and LLC interests	19,012	17,107	0.1%	0.1%
Telecommunication services	5,092	4,686	0.0%	0.0%

Total equity securities (cost: $102,244 and $98,913 at March 31, 2015 and December 31, 2014, respectively)	55,132	53,445	0.2%	0.2%

Asia and other:
Fixed income securities:
Consumer discretionary	68,495	73,250	0.4%	0.4%
Financials	480,936	493,618	2.5%	2.6%
Healthcare, education and childcare	38,835	41,536	0.2%	0.2%
Telecommunication services	37,084	30,777	0.2%	0.2%

Total fixed income securities (cost: $570,443 and $579,436, at March 31, 2015 and December 31, 2014, respectively)	625,350	639,181	3.3%	3.4%

Equity securities:
Consumer discretionary	66,861	89,897	0.4%	0.5%
Consumer staples	62,778	62,467	0.3%	0.3%
Healthcare, education and childcare	32,598	33,610	0.2%	0.2%
Materials	52,947	52,947	0.3%	0.3%
Partnership and LLC interests	16,287	13,478	0.1%	0.1%
Utilities	8,377	8,994	0.0%	0.0%

Total equity securities (cost: $179,047 and $184,022 at March 31, 2015 and December 31, 2014, respectively)	239,848	261,393	1.3%	1.4%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Canada:
Fixed income securities:
Consumer discretionary	62,163	71,379	0.3%	0.4%
Consumer staples	12,747	—	0.1%	—
Energy	60,059	60,605	0.3%	0.3%
Healthcare, education and childcare	95,322	84,470	0.5%	0.4%
Industrials	36,999	30,009	0.2%	0.2%
Materials	—	5,625	—	0.0%
Partnership and LLC interests	3,807	1,327	0.0%	0.0%
Telecommunication services	107,811	109,805	0.6%	0.6%

Total fixed income securities (cost: $408,532 and $396,108 at March 31, 2015 and December 31, 2014, respectively)	378,908	363,220	2.0%	1.9%

Equity securities:
Energy	—	—	—	—

Total equity securities (cost: $68,249 and $68,249 at March 31, 2015 and December 31, 2014, respectively)	—	—	—	—

Australia:
Fixed income securities:
Energy	72,909	66,150	0.4%	0.3%
Industrials	40,350	32,146	0.2%	0.2%
Utilities	89,428	94,738	0.5%	0.5%

Total fixed income securities (cost: $222,035 and $213,759 at March 31, 2015 and December 31, 2014, respectively)	202,687	193,034	1.1%	1.0%

Equity Securities:
Telecommunication services	7,765	7,547	0.0%	0.0%
Utilities	5,285	8,287	0.0%	0.0%

Total equity securities (cost: $22,233 and $22,233 at March 31, 2015 and December 31, 2014, respectively)	13,050	15,834	0.0%	0.0%

Total fixed income securities	14,350,501	14,640,084	75.5%	76.7%

Total equity securities	4,640,442	4,483,866	24.5%	23.3%

Total investments, at fair value	$18,990,943	$19,123,950	100.0%	100.0%

Securities sold short, at fair value	$(3,763)	$(3,763)	100.0%	100.0%

        At March 31, 2015 and December 31, 2014, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company's total consolidated net assets.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

        Certain investments of the Company and the Consolidated Funds are valued at NAV per share of the fund. In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. However, as of March 31, 2015 and December 31, 2014, the Company believes that NAV per share represents the fair value of the investments.

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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

        Certain Level III assets are valued using prices obtained from brokers or pricing vendors. The Company obtains an average of one to two non-binding broker quotes. The Company seeks to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for each security or similar securities. For investments where more than one quote is received, the investments are classified as Level II. For investments where only one quote is received, the investments are classified as Level III as the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. Generally, the Company does not adjust any of the prices received from these sources but material prices are reviewed against the Company's valuation models with a limited exception for securities that are deemed to have no value. The Company evaluates the prices obtained from brokers and pricing vendors based on available market information, including trading activity of the subject or similar securities or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company may also perform back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions to validate pricing discrepancies. In addition to on-going monitoring and back-testing, the Company performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process and to ensure compliance with required accounting disclosures.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

        The tables below summarize the valuation of investments and other financial instruments by fair value hierarchy levels for the Company and Consolidated Funds as of March 31, 2015:

Investments and Derivatives of the Company

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$95	$—	$—	$95
Bonds	—	1,178	—	1,178
Partnership interests	—	—	193,473	193,473

Total investments, at fair value	95	1,178	193,473	194,746

Derivative assets, at fair value
Forward foreign currency contracts	—	8,217	—	8,217

Total derivative assets, at fair value	—	8,217	—	8,217

Total	$95	$9,395	$193,473	$202,963

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(1,995)	$—	$(1,995)
Interest rate contracts	—	(978)	—	(978)

Total derivative liabilities, at fair value	$—	$(2,973)	$—	$(2,973)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments and Derivatives of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$609,982	$573,582	$3,321,849	$4,505,413
Bonds	—	909,652	551,906	1,461,558
Loans	—	11,742,281	584,377	12,326,658
Collateralized loan obligations	—	—	528,180	528,180
Partnership interests	—	—	167,985	167,985
Other	—	—	1,149	1,149

Total investments, at fair value	609,982	13,225,515	5,155,446	18,990,943

Derivative assets, at fair value
Foreign exchange contracts	—	873	—	873
Purchased options	—	890	—	890
Other	—	1,933	—	1,933

Total derivative assets, at fair value	—	3,696	—	3,696

Total	$609,982	$13,229,211	$5,155,446	$18,994,639

Derivative liabilities, at fair value
Credit contracts	$—	$(11,716)	$—	$(11,716)
Foreign exchange contracts	—	(9,411)	—	(9,411)
Other	—	—	(38,356)	(38,356)

Total derivative liabilities, at fair value	—	(21,127)	(38,356)	(59,483)
Loan obligations of CLOs	—	—	(12,154,677)	(12,154,677)
Securities sold short, at fair value	—	(3,763)	—	(3,763)

Total	$—	$(24,890)	$(12,193,033)	$(12,217,923)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The tables below summarize the valuation of investments and other financial instruments by fair value hierarchy levels for the Company and Consolidated Funds as of December 31, 2014:

Investments and Derivatives of the Company

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$89	$—	$—	$89
Bonds	—	1,178	—	1,178
Partnership interests	—	—	169,057	169,057

Total investments, at fair value	89	1,178	169,057	170,324

Derivative assets, at fair value
Forward foreign currency contracts	—	5,721	—	5,721
Purchased option contracts	—	1,902	—	1,902

Total derivative assets, at fair value	—	7,623	—	7,623

Total	$89	$8,801	$169,057	$177,947

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(2,003)	$—	$(2,003)
Interest rate contracts	—	(847)	—	(847)

Total derivative liabilities, at fair value	$—	$(2,850)	$—	$(2,850)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments and Derivatives of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$590,095	$513,771	$3,263,311	$4,367,177
Bonds	—	1,113,103	565,634	1,678,737
Loans	—	11,312,518	1,070,494	12,383,012
Collateralized loan obligations	—	—	556,267	556,267
Partnership interests	—	—	137,272	137,272
Other	—	336	1,149	1,485

Total investments, at fair value	590,095	12,939,728	5,594,127	19,123,950

Derivative assets, at fair value
Foreign exchange contracts	—	2,070	—	2,070
Other	—	1,056	—	1,056

Total derivative assets, at fair value	—	3,126	—	3,126

Total	$590,095	$12,942,854	$5,594,127	$19,127,076

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(6,906)	$—	$(6,906)
Credit contracts	—	(13,263)	—	(13,263)
Interest rate swaps	—	(21)	—	(21)
Other	—	—	(22,142)	(22,142)

Total derivative liabilities, at fair value	—	(20,190)	(22,142)	(42,332)
Loan obligations of CLOs(1)	—	—	(12,049,019)	(12,049,019)
Securities sold short, at fair value	—	(3,763)	—	(3,763)

Total	$—	$(23,953)	$(12,071,161)	$(12,095,114)

(1)
Ares Enhanced Loan Investment Strategy II, Ltd. ("AELIS II") had not elected to fair value its loan obligation and was therefore carried at cost of $151 through December 31, 2014, after which AELIS II was deconsolidated.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended March 31, 2015:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$169,057
Purchases(1)	30,516
Sales(2)	(7,916)
Realized and unrealized appreciation (depreciation), net	1,816

Balance, end of period	$193,473

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$1,947

Investments and Derivatives of Consolidated Funds

	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$3,263,311	$2,192,395	$137,272	$(20,993)	$5,571,985
Deconsolidation of funds(3)	(471)	(1)	—	—	(472)
Transfer in	—	189,684	—	—	189,684
Transfer out	(163)	(651,403)	—	—	(651,566)
Purchases(1)	—	159,797	39,582	8	199,387
Sales(2)	(20,273)	(171,391)	(15,155)	211	(206,608)
Accrued discounts/premiums	4,135	(756)	—	(1,309)	2,070
Realized and unrealized appreciation (depreciation), net	75,310	(53,862)	6,286	(15,124)	12,610

Balance, end of period	$3,321,849	$1,664,463	$167,985	$(37,207)	$5,117,090

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$62,677	$(35,936)	$6,239	$(18,511)	$14,469

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended March 31, 2014:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$88,177
Investment in deconsolidated fund(1)	9,951
Purchases(2)	21,504
Sales(3)	(23,124)
Realized and unrealized appreciation (depreciation), net	23,834

Balance, end of period	$120,342

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$4,286

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments and Derivatives of Consolidated Funds

	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,958,232	$3,627,153	$41,001	$(1,348)	$6,625,038
Deconsolidation of previous funds(1)	8,152	(378,397)	—	—	(370,245)
Transfer in	—	222,382	—	—	222,382
Transfer out	—	(364,608)	—	—	(364,608)
Purchases(2)	11,337	215,514	2,276	5	229,132
Sales(3)	(167,142)	(274,491)	—	(6,387)	(448,020)
Accrued discounts/premiums	15	10,849	—	—	10,864
Realized and unrealized appreciation (depreciation), net	14,627	(29,540)	717	3,277	(10,919)

Balance, end of period	$2,825,221	$3,028,862	$43,994	$(4,453)	$5,893,624

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$118,757	$(21,711)	$717	$1,102	$98,865

(1)
Represents investment in Consolidated Fund that was deconsolidated during the period. Balance was previously eliminated upon consolidation and not reported as Level III investment.

(2)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(3)
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

        The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the three months ended March 31, 2015, there are no transfers between Level I and Level II.

        The following table sets forth a summary of changes in the fair value of the Level III investments for the CLO loan obligations for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Balance, beginning of period	$12,049,019	$11,534,956
Deconsolidation of funds	(571)	(3,033)
Borrowings	602,074	23,528
Paydowns(1)	(218,496)	(472,434)
Realized and unrealized gains, net	(277,349)	(16,764)

Balance, end of period	$12,154,677	$11,066,253

(1)
Amounts include distributions made to Subordinated Notes equity holders.

        The following tables summarize the quantitative inputs and assumptions used for the Company's Level III inputs as of March 31, 2015:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Assets
Partnership interests	$143,125	NAV	N/A	N/A
Partnership interests	50,348	Recent Transaction Price(1)	N/A	N/A

Total	$193,473

(1)
Recent transaction price consists of securities purchased or restructured within six months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds' Level III inputs as of March 31, 2015:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
Consumer discretionary	$3,678	EV market multiple analysis	EBITDA multiple	9.4x	9.4x
	219,945	Market approach (comparable companies)	Book value multiple	1.8x - 2.0x	1.9x
	2,175,607	Market approach (comparable companies)	EBITDA multiple	8.5x - 15.0x	10.8x
	711	Other	Future distribution estimates	82.4%	82.4%
	4,236	Other	Illiquidity discount	15.0%	15.0%
Consumer staples	895	EV market multiple analysis	EBITDA multiple	7.9x	7.9x
	14,492	Market approach (comparable companies)	EBITDA multiple	7.0x	7.0x
	41,561	Market approach (comparable companies)(2)	Net income multiple	11.0x	11.0x
Energy	68,000	Discounted Cash Flow	Discount rate	8.0%	8.0%
			EBITDA multiple	6.0x	6.0x
Financials	9,171	EV market multiple analysis	EBITDA multiple	10.5x	10.5x
Healthcare, education, and childcare	26,455	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	4.5x
	532,156	Market approach (comparable companies)	EBITDA multiple	8.0x - 13.0x	11.1x
	32,598	Market approach (comparable companies)	Net income multiple	35.0x	35.0x
Industrials	124,682	Market approach (comparable companies)	EBITDA multiple	8.0x - 12.0x	9.8x
Materials	52,947	Market approach (comparable companies)	Net income multiple	9.0x	9.0x
Telecommunication services	593	Recent transaction price(1)	N/A	N/A	N/A
	460	EV market multiple analysis	EBITDA multiple	10.0x	10.0x
Utilities	13,662	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Fixed Income securities
Consumer discretionary	196,267	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	17,339	EV market multiple analysis	EBITDA multiple	8.0x - 13.5x	12.8x
	59,299	Income approach (other)	Yield	2.5% - 13.0%	11.9%
	122,543	Market approach (comparable companies)	Book value multiple	1.7x - 2.0x	1.9x
	5,265	Recent transaction price(1)	N/A	N/A	N/A
Consumer staples	493	Discounted cash flow	Discount Rate	20.0%	20.0%
	1,202	Market approach (comparable companies)	EBITDA multiple	6.5x	6.5x
Financials	527,998	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,274	Discounted cash flow	Discount rate and Cumulative loss rate	16.6% / 8.4%	16.6% / 8.4%
	37,927	Discounted cash flow	Discount rate	11.5%	11.5%
			Constant prepayment rate	0.0% - 50.0%	21.3%
			Constant default rate	2.0% - 10.0%	2.1%
			Recovery rate	10.0% - 80.0%	73.2%
	2,256	Income Approach (Other)	Cash flow % of book value	8.7%	8.7%
	247,584	Income Approach (Other)	Yield	9.5% - 11.5%	10.5%
	7,959	Recent transaction price(1)	N/A	N/A	N/A

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Healthcare, education, and childcare	40,891	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	19,527	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	5.6x
	24,605	Income approach (Other)	Yield	6.0%	5.8%
Industrials	102,659	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	28,052	Income approach (other)	Yield	5.3% - 13.3%	10.8%
	32,315	Market approach (comparable companies)	EBITDA multiple	9.0x - 12.0x	10.5x
Information technology	6,837	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Materials	142,374	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Telecommunication services	35,797	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Partnership and LLC interests	149,339	NAV	N/A	N/A	N/A
Financials	3,807	NAV	N/A	N/A	N/A
	14,839	Discounted Cash Flow	Constant default rate	9.9%	9.9%
			Constant prepayment rate	10.0%	10.0%
			Recovery rate	30.0%	30.0%
Other
Healthcare, education, and childcare	1,084	Market approach (comparable companies)	EBITDA multiple	8.8x	8.8x
Industrials	65	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total assets	$5,155,446

Liabilities
Loans payable of Consolidated Funds:
Fixed income	$11,733,481	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	353,248	Discounted cash flow	Discount rate	12.0% - 15.0%%	13.0%
			Constant prepayment rate	0.0% - 50.0%	20.0%
			Constant default rate	2.0% - 10.0%	2.0%
			Recovery rate	10.0% - 80.0%	75.0%
	67,948	Discounted cash flow	Discount margin	5.3% - 6.8%	6.1%
			Constant prepayment rate	0% - 50.0%	20.0%
			Constant default rate	2.0% - 10.0%	2.0%
			Recovery rate	10.0% - 80.0%	75.0%
Derivatives instruments of Consolidated Funds	38,356	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total liabilities	$12,193,033

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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

        For investments valued using NAV per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restriction of such investments are presented below:

As of March 31, 2015

Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Direct Lending Group	$40,559	$20,792	(1)(3)
Real Estate Group	59,541	87,311	(1)
Tradable Credit Group	56,878	51,048	(1)(2)(3)
Private Equity Group	139,293	77,284	(1)

Totals	$296,271	$236,435

As of December 31, 2014

Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Direct Lending Group	$30,501	$26,854	(1)(3)
Real Estate Group	49,178	45,239	(1)
Tradable Credit Group	52,001	7,420	(1)(2)(3)
Private Equity Group	111,719	97,194	(1)

Totals	$243,399	$176,707

(1)
Certain funds within these strategies are closed-ended and generally do not permit investors to redeem their interests. Distributions are received as the underlying investments are liquidated.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

6. LOANS HELD AS INVESTMENTS

Fair Value Disclosure of Financial Instruments Reported at Cost

        The following tables present the estimated fair value and carrying value of the Consolidated Fund's loans held as investments that are carried at cost, less an allowance for loan losses aggregated by the level in the fair value hierarchy as of March 31, 2015 and December 31, 2014:

  As of March 31, 2015

	Level I	Level II	Level III	Total	Carrying Value
Loans held for investments	$—	$—	$86,518	$86,518	$85,214

  As of December 31, 2014

	Level I	Level II	Level III	Total	Carrying Value
Loans held for investments	$—	$—	$78,895	$78,895	$77,514

        A summary of activity in loans held as investments for the three months ended March 31, 2015, is presented below:

Balance at December 31, 2014	$77,514
Loan acquisition and origination	183,732
Allowance for loan losses	(119)
Principal repayment	(176,069)
Amortization of loan origination fees	156

Balance as of March 31, 2015	$85,214

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

6. LOANS HELD AS INVESTMENTS (Continued)

        The Consolidated Fund estimates the fair value of loans held as investments for fair value disclosures primarily using inputs such as the borrower's financial performance, discounted cash flow projections, interest rates available for borrowers with similar credit metrics, market comparables, if available, and other qualitative and quantitative factors. A summary of the changes in the allowance for loan losses is presented below:

Balance at December 31, 2014	$1,185
Increase in allowance for loan losses	119

Balance as of March 31, 2015	$1,304

        Investment in loan receivables consists of outstanding unpaid principal balance of loans held as investments, net of allowance of loan losses, unamortized loan origination fees and deferred interest on non-accrual loans. A summary of the loan receivable balance is presented below:

  As of March 31, 2015

Loan receivables—unpaid principal balance	$86,921
Unamortized loan origination fees	(235)
Deferred interest on non-accrual loans	(168)
Allowance for loan losses	(1,304)

Balance as of March 31, 2015	$85,214

  As of December 31, 2014

Loan receivables—unpaid principal balance	$79,018
Unamortized loan origination fees	(196)
Deferred interest on non-accrual loans	(123)
Allowance for loan losses	(1,185)

Balance as of December 31, 2014	$77,514

        As of March 31, 2015, the Consolidated Fund had $151.1 million in loan commitment to it borrowers, of which $64.2 million remained undrawn. As of December 31, 2014, the Consolidated Fund had $155.1 million in loan commitment to it borrowers, of which $76.1 million remained undrawn.

7. DERIVATIVE FINANCIAL INSTRUMENTS

        In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against credit, foreign exchange and interest rate risk. The derivative instruments used by the Company and Consolidated Funds include warrants, currency options, purchased options, interest rate

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

swaps, credit default swaps and forward contracts. The derivative instruments do not qualify for hedge accounting under the accounting standards for derivatives and hedging as the Company does not designate its derivatives as hedging instruments. The Company recognizes all of its derivative instruments at fair value as either assets or liabilities in the Condensed Consolidated Statements of Financial Condition.

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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

Quantitative Disclosures of Derivative Financial Instruments

        The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of March 31, 2015 and December 31, 2014. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis in derivative assets or derivative liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of March 31, 2015
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$978
Foreign exchange contracts	102,217	8,217	65,341	1,995

Total derivatives, at fair value	$102,217	$8,217	$315,341	$2,973

	As of March 31, 2015
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$37,000	$—	$—	$—
Credit contracts	101,000	1,153	223,756	11,716
Foreign exchange contracts	40,330	1,652	152,983	9,411
Other financial instruments	3,514	891	94,083	38,356

Total derivatives, at fair value	181,844	3,696	470,822	59,483

Other—equity(2)	3,706	4,429	—	—

TOTAL	$185,550	$8,125	$470,822	$59,483

(1)
Represents the total contractual amount of derivative assets and liabilities outstanding.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

(2)
Includes the fair value of warrants and equity distribution rights which are presented within investments, at fair value in the Condensed Consolidated Statements of Financial Condition.

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

(2)
Includes the fair value of warrants and equity distribution rights which are presented within investments, at fair value in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following tables present a summary of net realized gain (loss) and unrealized appreciation (depreciation) on derivative instruments for the three months ended March 31, 2015 and 2014, and the corresponding line item where these changes are presented within the Condensed Consolidated Statements of Operations:

	For the three months ended March 31, 2015
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Purchased options	$—	$2,022	$2,022
Swaps	(337)	—	(337)
Foreign currency forward contracts	—	5,116	5,116

Net realized gain (loss) on investments	$(337)	$7,138	$6,801

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(1,057)	$(1,057)
Swaps	(131)	—	(131)
Foreign currency forward contracts	—	2,504	2,504

Total net change in unrealized appreciation (depreciation) on investments	$(131)	$1,447	$1,316

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the three months ended March 31, 2015
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(2,582)	$—	$—	$(2,582)
Swaps	(135)	(9,449)	—	—	(1,146)	(10,730)
Foreign currency forward contracts	—	—	—	3,190	—	3,190

Total net realized gain (loss) on investments of Consolidated Funds	$(135)	$(9,449)	$(2,582)	$3,190	$(1,146)	$(10,122)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$(191)	$7	$—	$(184)
Swaps	135	(113)	—	—	2,082	2,104
Warrants(1)	—	—	40	—	—	40
Foreign currency forward contracts	—	—	—	(434)	—	(434)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$135	$(113)	$(151)	$(427)	$2,082	$1,526

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within investments, at fair value of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the three months ended March 31, 2014
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(341)	$—	$(341)
Foreign currency forward contracts	—	(793)	(793)

Net realized gain (loss) on investments	$(341)	$(793)	$(1,134)

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(61)	$(61)
Swaps	57	—	57
Foreign currency forward contracts	—	(63)	(63)

Total net change in unrealized appreciation (depreciation) on investments	$57	$(124)	$(67)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the three months ended March 31, 2014
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

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within investments in the Condensed Consolidated Statements of Financial Condition.

        The table below sets forth the rights of setoff and related arrangements associated with the Company's derivative and other financial instruments as of March 31, 2015 and December 31, 2014. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivative and Other Instruments of the Company as of March 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)
			Net Amounts of Assets (Liabilities) Presented
				Financial Instruments	Net Amount
Assets:
Derivatives	$8,217	$—	$8,217	$1,995	$6,222

Total	8,217	—	8,217	1,995	6,222

Liabilities:
Derivatives	(2,973)	—	(2,973)	(1,995)	(978)

Total	(2,973)	—	(2,973)	(1,995)	(978)

Grand Total	$5,244	$—	$5,244	$—	$5,244

Derivative and Other Instruments of the Company as of December 31, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)
			Net Amounts of Assets (Liabilities) Presented
				Financial Instruments	Net Amount
Assets:
Derivatives	$7,623	$—	$7,623	$1,056	$6,567

Total	7,623	—	7,623	1,056	6,567

Liabilities:
Derivatives	(2,850)	—	(2,850)	(1,056)	(1,794)

Total	(2,850)	—	(2,850)	(1,056)	(1,794)

Grand Total	$4,773	$—	$4,773	$—	$4,773

        The table below sets forth the rights of setoff and related arrangements associated with the Consolidated Funds' derivative and other financial instruments as of March 31, 2015 and December 31, 2014. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivative and Other Instruments of the Consolidated Funds as of March 31, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets:
Derivatives	$4,877	$1,181	$3,696	$727	$(1,080)	$4,049
Reverse repurchase, securities borrowing, and similar arrangements(1)	4,150	—	4,150	—	—	4,150

Total	9,027	1,181	7,846	727	(1,080)	8,199

Liabilities:
Derivatives	(60,664)	(1,181)	(59,483)	(727)	(11,119)	(47,637)

Total	(60,664)	(1,181)	(59,483)	(727)	(11,119)	(47,637)

Grand Total	$(51,637)	$—	$(51,637)	$—	$(12,199)	$(39,438)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivative and Other Instruments of the Consolidated Funds as of December 31, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets:
Derivatives	$4,940	$1,814	$3,126	$989	$(2,295)	$4,432
Reverse repurchase, securities borrowing, and similar arrangements(1)	4,150	—	4,150	—	—	4,150

Total	9,090	1,814	7,276	989	(2,295)	8,582

Liabilities:
Derivatives	(44,146)	(1,814)	(42,332)	(989)	(12,386)	(28,957)

Total	(44,146)	(1,814)	(42,332)	(989)	(12,386)	(28,957)

Grand Total	$(35,056)	$—	$(35,056)	$—	$(14,681)	$(20,375)

(1)
Included within investments, at fair value in the Condensed Consolidated Statements of Financial Condition.

8. DEBT

        Debt represents the (a) Company's Credit Facility (as defined below), (b) senior notes of Ares Finance Co. LLC, a wholly owned subsidiary of Ares Holdings, (c) loan obligations of the consolidated CLOs and (d) credit facilities of the Consolidated Funds. The Company has elected to measure the loan obligations of the consolidated CLOs at fair value and reflect the credit facilities of the Company and Consolidated Funds at cost.

Credit Facility of the Company

        The Company is party to a $1.03 billion revolving credit facility (the "Credit Facility"), which matures on April 30, 2019. Interest rates are dependent upon corporate credit ratings. Base rate loans bear interest calculated based on the base rate plus 0.50% and LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.50%. Unused commitment fees are payable quarterly in arrears at a rate of 0.20% per annum. As of March 31, 2015 and December 31, 2014, the Company had an outstanding balance of $60.0 million and no balance outstanding, respectively, under the Credit Facility.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

        At March 31, 2015, unamortized debt issuance costs of $5.0 million are included in the Condensed Consolidated Statements of Financial Condition as a deduction from the carrying value of the Credit Facility. At December 31, 2014, unamortized debt issuance costs of $5.3 million, incurred in connection with the October 29, 2013 and May 7, 2014 amendments of the Credit Facility were capitalized and are included in other assets in the Condensed Consolidated Statements of Financial Condition. For the three months ended March 31, 2015, $0.5 million in unused commitment fees, $0.2 million of interest and $0.3 million of amortization of debt issuance costs are included in interest expense in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014, $0.4 million in unused commitment fees, $0.6 million of interest and $0.2 million of amortization of debt issuance costs are included in interest expense in the Condensed Consolidated Statements of Operations.

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

        As of March 31, 2015 and December 31, 2014, the Company had $243.6 million and $245.8 million, respectively, reported within debt obligations on the Condensed Consolidated Statements of Financial Condition. The effective annual interest rate of the Notes is 4.21%. Unamortized debt issuance costs were $2.2 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively, and are shown as a deduction from the carrying value of the debt balance reported in the Condensed Consolidated Statements of Financial Condition. Interest expense of $3.7 million, including $0.4 million from the amortization of debt issuance costs, is included in interest expense in the Condensed Consolidated Statements of Financial Operations for the three months ended March 31, 2015.

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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

        As of March 31, 2015 and December 31, 2014, the following loan obligations were outstanding and classified as liabilities:

	As of March 31, 2015
	Loan Obligations	Market Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$11,360,083	$11,191,664	8.88
Subordinated notes / preferred shares(2)	1,506,610	873,437	9.26

Total loan obligations of Consolidated CLOs	$12,866,693	$12,065,101

Type of Facility	Total Facility (Capacity)	Loan Obligations	Market Value of Loan Obligations	Effective Rate	Commitment Fee	Maturity Date
Revolvers of Consolidated CLOs
Revolving credit line	$42,806	$42,806	$42,676	0.51%	0.17%	07/16/20
Revolving credit line	47,480	47,480	46,900	0.45%	0.17%	10/11/21

Total revolvers of Consolidated CLOs		90,286	89,576

Total notes payable and credit facilities of Consolidated CLOs		$12,956,979	$12,154,677

(1)
Weighted average interest rate of 2.67%.

(2)
The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

	As of December 31, 2014
	Loan Obligations	Market Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$11,394,820	$11,062,501	9.02
Subordinated notes / preferred shares(2)	1,523,670	894,795	9.44

Total loan obligations of Consolidated CLOs	$12,918,490	$11,957,296

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

        Loan obligations of the Consolidated CLOs are collateralized by the assets held by the Consolidated CLOs, consisting of cash and cash equivalents, corporate loans, corporate bonds and other securities. The assets of one Consolidated CLO may not be used to satisfy the liabilities of another Consolidated CLO. Loan obligations of the Consolidated CLOs include floating rate notes, deferrable floating rate notes, revolving lines of credit and subordinated notes. Amounts borrowed under the notes are repaid based on available cash flows subject to priority of payments under each Consolidated CLO's governing documents. The Company has elected to apply the fair value option to all of the loan obligations of the Consolidated CLOs, with the exception of the loan obligation of AELIS II, which was carried at cost in the historical financial statements to accommodate investor preference through December 31, 2014, after which AELIS II was deconsolidated.

Credit Facilities of the Consolidated Funds

        Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds' limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these entities have no recourse to the Company. As of March 31, 2015 and December 31, 2014, the Consolidated Funds were in compliance with all financial and non-financial covenants under such credit facilities.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

        The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of March 31, 2015:

Type of Facility	Total Facility (Capacity)	Outstanding Loan(1)	Effective Rate	Commitment Fee	Maturity Date
Short-term borrowings of Consolidated Funds
Credit facility	$25,000	$—	LIBOR + 1.75%	0.30%	06/06/15
Credit facility	25,000	—	LIBOR + 2.00%	0.30%	06/30/15

Total short-term borrowings of Consolidated
Funds		—

Long-term borrowings of Consolidated Funds
Credit facility	18,000	4,459	1.81%	N/A	01/01/23
Credit facility	150,000	48,500	LIBOR + 2.25%	0.25%	06/04/18
Notes payable	1,500,000	630,605	LIBOR + 1.65%	0.75%	09/19/18

Total long-term borrowings of Consolidated Funds		683,564

Total borrowings of Consolidated Funds		$683,564

(1)
The market values of the long term notes approximate the current carrying value that is tied to the LIBOR rate.

        The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of December 31, 2014:

Type of Facility	Total Facility (Capacity)	Outstanding Loan(1)	Effective Rate	Commitment Fee	Maturity Date
Short-term borrowings of Consolidated Funds
Credit facility	$25,000	$—	LIBOR + 1.75%	0.30%	06/06/15
Credit facility	25,000	—	LIBOR + 2.00%	0.30%	06/30/15

Total short-term borrowings of Consolidated Funds		—

Long-term borrowings of Consolidated Funds
Credit facility	150,000	39,300	LIBOR + 2.25%	0.25%	06/04/18
Notes payable	1,500,000	731,983	LIBOR + 1.65%	0.75%	09/19/18

Total long-term borrowings of Consolidated Funds		771,283

Total borrowings of Consolidated Funds		$771,283

(1)
The market values of the long term notes approximate the current carrying value that is tied to the LIBOR rate.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

Loan Obligations of the Consolidated Mezzanine Debt Funds

        Loan obligations of consolidated mezzanine debt funds represent amounts due to holders of debt securities issued by Ares Institutional Loan Fund B.V. (the "AILF Master Fund"), a Netherlands limited liability company. The AILF Master Fund issued Class A, Class B and Class C participating notes that have equal rights and privileges, except with respect to management fees and the performance fee that are applicable to only the Class A participating notes. These participating notes are redeemable debt instruments that do not have a stated interest rate or fixed maturity date. The AILF Master Fund may cause any holders to redeem all or any portion of such notes at any time upon at least five days prior written notice for any reason or no reason. A participating note holder may withdraw all or some of its notes as of the last business day of each calendar month by providing at least 30 days prior written notice. The holders of these participating notes have the right to receive the AILF Master Fund's first gains and the obligation to absorb the AILF Master Fund's first losses. As of March 31, 2015 and December 31, 2014, outstanding loan obligations of the consolidated mezzanine debt funds were approximately $406.4 million and $378.4 million, respectively, and are presented as mezzanine debt in the Condensed Consolidated Statements of Financial Condition. The residual interests of the consolidated mezzanine debt funds are carried at cost plus accrued interest. The mezzanine funds are collateralized by all of the assets of the AILF Master Fund with no recourse to the Company.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

9. REDEEMABLE INTERESTS

        The following table sets forth a summary of changes in the redeemable interests in Consolidated Funds and redeemable interests in Ares Operating Group entities as of March 31, 2015:

Redeemable interests in Consolidated Funds
Redeemable non-controlling interests in Consolidated Funds, beginning of period	$1,037,450
Contributions from redeemable, non-controlling interests in Consolidated Funds	122
Distributions to redeemable, non-controlling interests in Consolidated Funds	(138,414)
Net income (loss) attributable to redeemable, non-controlling interests in Consolidated Funds	15,859

Ending Balance	$915,017

Redeemable interests in Ares Operating Group Entities
Beginning balance	$23,988
Reallocation of Partners' capital for change in ownership interest	81
Deferred tax liabilities arising from allocation of contributions and Partners' capital	(1)
Distributions	(260)
Net income	243
Currency translation adjustment	(7)
Equity compensation	33

Ending Balance	$24,077

        No additional components exist for the three months ended March 31, 2015 from those presented in the Condensed Consolidated Statement of Changes in Equity.

10. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

        Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company's maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2015, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Capital Commitments

        As of March 31, 2015 and December 31, 2014, the Company had aggregate unfunded commitments of $ 258.3 million and $ 187.9 million, of which $4.8 million and $5.6 million is contingent consideration recorded in relation to the acquisition of AREA Management Holdings, LLC, and is presented within accounts payable and accrued expenses in the consolidated statements of financial condition, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

Guarantees

        The Company guaranteed loans for certain professionals in affiliated co-investment entities. These entities were formed to permit certain employees and members to invest alongside the Company and its investors in the funds managed by the Company. The Company would be responsible for all outstanding payments due in the event of a default on the loans by certain professionals. As of March 31, 2015 and December 31, 2014, the total outstanding loan balance was approximately $2.7 million and $3.2 million with an additional $1.0 million and $1.1 million in unfunded commitments, respectively. There has been no history of default and the Company has determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

        On July 30, 2014, AM LLC agreed to provide credit support to a new $75 million credit facility, (the "Guaranteed Facility") entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation ("ACRE") with a national banking association. AM LLC is the parent entity to ACRE's external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) in the event that AM LLC's corporate credit rating is downgraded to below investment grade, among other things. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out-of-pocket costs and expenses in connection with the Guaranteed Facility. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interest in its principal lending holding entity to support the Guaranteed Facility. The Company's maximum exposure to loss shall not exceed $75 million plus accrued interest. The Company recorded the fair value of this guarantee in the amount of $1.6 million within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2015. The total outstanding balance under the Guaranteed Facility was $75.0 million as of March 31, 2015 and December 31, 2014, respectively. The Company believes the likelihood of default by the subsidiary of ACRE to be remote.

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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

        At March 31, 2015 and December 31, 2014, if the Company assumed all existing investments were valued at $0, the amount of performance fees subject to potential clawback, net of tax, which may differ from the recognition of revenue, would have been approximately $306.3 million and $295.7 million, respectively, of which approximately $244.3 million and $239.3 million, respectively, is reimbursable to the Company by certain professionals. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their then current fair values as of March 31, 2015 and December 31, 2014, there would be no event of clawback. For all periods presented, the Company did not accrue any expense or record a liability associated with the clawback obligation.

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

        The Company also has entered into agreements to provide administrative services which are eligible for reimbursement from related parties, including Ares Capital Corporation ("ARCC"), ACRE, Ares Dynamic Credit Allocation Fund, Inc. ("ARDC"), Ares Multi-Strategy Credit Fund, Inc. ("ARMF"), Ivy Hill Asset Management, L.P., European Senior Secured Loan Programme S.à.r.l. and ACF FinCo I L.P.

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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

11. RELATED PARTY TRANSACTIONS (Continued)

        The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of March 31, 2015	As of December 31, 2014
Due from affiliates:
Management fees receivable from non-consolidated funds	$98,775	$113,358
Payments made on behalf of and amounts due from non-consolidated funds	31,095	33,176

Due from affiliates—Company	$129,870	$146,534

Amounts due from portfolio companies and non-consolidated funds	$9,338	$11,342

Due from affiliates—Consolidated Funds	$9,338	$11,342

Due to affiliates:
Management fee rebate payable to non-consolidated funds	$6,048	$14,390
Payments made by non-consolidated funds on behalf of and amounts due from the Company	1,378	4,640

Due to affiliates—Company	$7,426	$19,030

Amounts due to non-consolidated funds	$2,332	$2,441

Due to affiliates—Consolidated Funds	$2,332	$2,441

Due from Ares Funds and Portfolio Companies

        In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non-consolidated funds for which it is reimbursed. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional travel and other costs associated with particular portfolio company holdings, may be reimbursed by the portfolio companies.

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

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

12. INCOME TAXES (Continued)

and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes imposed on AHI's and Domestic Holdings' earnings is included in the Company's tax provision. The Company's tax provision also includes entity level income taxes incurred by certain affiliated funds and co-investment entities that are consolidated in these financial statements. The Company's income tax expense was $5.9 million for the three months ended March 31, 2015 and income tax benefit was $6.7 million for three months ended March 31, 2014.

        The Company's effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three months ended March 31, 2015 and 2014, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification ("ASC") 740-270-30-18, "Income Taxes—Interim Reporting," to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company's effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of March 31, 2015, the Company's U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are general subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2009 to 2014. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company's condensed consolidated financial statements.

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

        Basic earnings per common unit is computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period. Diluted earnings per common unit is computed using the more dilutive method of either the two-class method or the treasury stock method.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

13. EARNINGS PER COMMON UNIT (Continued)

        The two-class method is an earnings allocation method under which earnings per unit is calculated for common units and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Because the holders of unvested restricted units have the right to participate in distributions when declared, the unvested restricted units are considered participating securities to the extent they are expected to vest. For the three months ended March 31, 2015, the two-class method was the more dilutive method for the unvested restricted stock units. For the three months ended March 31, 2015, no participating securities have rights to undistributed earnings.

        The treasury stock method is used to determine potentially dilutive securities resulting from options and unvested restricted units granted under the 2014 Equity Incentive Plan. Potentially dilutive securities representing 25,022,983 options were excluded from the computation of diluted earnings per common unit because their effect would have been anti-dilutive. If the treasury stock method had been the more dilutive method for the unvested restricted stock units, the dilutive effect of those units would have been 834,288 units for the three months ended March 31, 2015.

        Holders of AOG Units may exchange their AOG Units for common units on a one-for-one basis after the second anniversary of the date of the closing of the IPO provided that Alleghany may exchange up to half of its AOG Units from and after May 7, 2015 (the first anniversary of the IPO), subject to any applicable transfer restrictions and other provisions. The Company applies the "if-converted" method to determine the dilutive weighted-average partnership units represented by these contingently issuable common units, assuming March 31, 2015 represents the end of contingency period.

        The Company has excluded 132,437,609 AOG Units from the calculation of diluted earnings per common unit for the three months ended March 31, 2015 since the exchange of these units would proportionally increase Ares Management, L.P.'s interest in the Ares Operating Group and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits that Ares Management, L.P. is assumed to receive upon the exchange.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

13. EARNINGS PER COMMON UNIT (Continued)

        The following table presents the computation of basic and diluted earnings per common unit:

	For the three months ended March 31, 2015
(Dollars in thousands, except unit data)	Basic	Diluted
Net income attributable to Ares Management, L.P.	$18,456	$18,456
Earnings distributed to participating securities	(237)	(237)

Net income available to common unitholders	$18,219	$18,219

Weighted-average common units	80,667,664	80,667,664

Effect of dilutive units:
Restricted units	—	—
Options	—	—
Contingently issuable common units	—	—

Diluted weighted-average common units	80,667,664	80,667,664

Earnings per common unit	$0.23	$0.23

14. EQUITY COMPENSATION

Ares Employee Participation LLC Interests

        Prior to the IPO, the Company historically issued various profit interests and membership interests to pools of certain professionals that provide for the participation in the profits of APMC and/or proceeds of certain capital events. Unless otherwise stated, the grant date fair value of each award or respective membership interest was determined by an independent third-party valuation firm principally using a contingent claims analysis. These awards are referred to as Ares Employee Participation ("AEP") plans.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        The following summarizes the grant date fair value associated with each equity award issued prior to May 1, 2014, as well as the expense recognized for each year presented:

		Equity Compensation Expenses Recognized, Net of Forfeitures
		Three Months Ended March 31,
	Grant Date Fair Value
(Presented in thousands)		2015	2014
AEP I Profit Interest	$38,400	$—	$—
AEP II Profit Interests	33,423	—	1,504
AEP IV Profit Interests	10,657	—	—
AEP VI Profit Interests	9,047	—	—
Exchanged AEP Awards	68,607	—	—
Indicus
Membership Interest	20,700	—	1,036
Profit Interest	5,464	—	456
AREA Membership Interest	25,381	—	2,343

Total	$211,679	$—	$5,339

Ares Management, L.P. 2014 Equity Incentive Plan

        In connection with the IPO, the Company adopted the Equity Incentive Plan. Under the Equity Incentive Plan, the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash. The total number of units immediately available for issuance under the Equity Incentive Plan was 31,704,545 as of the date of the IPO. Based on a formula as defined in the Equity Incentive Plan, the total number units available to be issued under the Equity Incentive Plan increases annually on January 1. As of January 1, 2015, the total number of units available for issuance under the Equity Incentive Plan increased to 31,728,949 and as of March 31, 2015, 30,840,965 units had not been issued.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        Equity-based compensation expense, net of assumed forfeitures is included in the following table:

For the three months ended March 31, 2015
Restricted units	$3,445
Options	3,853
Phantom units	623

Equity-based compensation expense	$7,921

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

        The holders of restricted units have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of unvested restricted units held at the time such distributions are declared ("Distribution Equivalent"). The Company declared a quarterly distribution of $0.24 per common unit to common unitholders of record at the close of business on March 16, 2015. For the three months ended March 31, 2015, Distribution Equivalents were made to the holders of restricted units in the amount of $1.1 million, of which $0.2 million is presented within compensation and benefits in the Condensed Consolidated Statements of Operations and $0.9 million is included in distributions in the Condensed Consolidated Statements of Changes in Equity.

        The following table presents unvested restricted units' activity during the three months ended March 31, 2015:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance—January 1, 2015	4,776,053	$18.08
Granted	171,444	17.27
Forfeited	(75,920)	18.05

Balance—March 31, 2015	4,871,577	$18.06

        No restricted units were vested during the three months ended March 31, 2015. The total compensation expense expected to be recognized in all future periods associated with the restricted units,

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

considering assumed annual forfeitures of 7.0%, is approximately $56.8 million at March 31, 2015, which is expected to be recognized over the remaining weighted average period of 4.10 years.

Options

        Each option entitles the holders to purchase from the Company, upon exercise thereof, one common unit at the stated exercise price. The term of the options is generally ten years from the grant date. The options generally vest at a rate of one-third per year, beginning on the third anniversary of the grant date. Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of March 31, 2015, there was $63.4 million of total unrecognized compensation expense, net of assumed annual forfeitures of 7.0%, that is expected to be recognized over the remaining weighted average period of 4.08 years.

        A summary of unvested options activity during the three months ended March 31, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance—January 1, 2015	24,230,518	$19.00	9.33
Granted	935,135	18.82	9.83
Forfeited	(142,675)	19.00	—

Balance—March 31, 2015	25,022,978	$18.99	9.11

Exercisable at March 31, 2015	—	—	—	$—
Expected to vest after March 31, 2015	19,333,428	18.99	9.11	$—

        Aggregate intrinsic value represents the value of the Company's closing unit price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable or expected to vest. As of March 31, 2015, the Company's closing unit price is lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.

        The fair value of each option granted during the three months ended March 31, 2015 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Risk-free interest rate	1.71% to 1.80%
Weighted average expected dividend yield	5.00%
Expected volatility factor(a)	35.00% to 36.00%
Expected life in years	6.66 to 7.49

(a)
Expected volatility is based on comparable companies using daily stock prices.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
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

Phantom Units

        Each phantom unit represents an unfunded, unsecured right of the holder to receive an amount in cash per phantom unit equal to the average closing price of a common unit for the 15 trading days immediately prior to, and the 15 trading days immediately following, the vesting date. The phantom units will vest in equal installments over five years at the anniversaries of the IPO date. The phantom units are accounted for as liability awards with compensation expense being recognized based on a straight-line basis based on the number of units expected to vest during the service period. Forfeitures will reduce the expenses in the period in which the forfeiture occurs.

        A summary of unvested phantom units' activity during the three months ended March 31, 2015 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Unit
Balance January 1, 2015	610,711	$19.00
Forfeited	(16,538)	19.00

Balance March 31, 2015	594,173	$19.00

        No phantom units were vested during the three months ended March 31, 2015. Forfeitures are accounted for as they occur. The fair value of the awards is remeasured at each reporting period and was $18.54 per unit as of March 31, 2015. Based on the fair value of the awards at March 31, 2015, $9.0 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 4.08 years. For the three months ended March 31, 2015, no cash was paid to settle phantom units.

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

        The Company records deferred tax assets for equity-based compensation awards, based on the amount of equity-based compensation expense recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a future tax deduction. For the three months ended March 31, 2015, the Company recognized $3.5 million of deferred tax assets related to its equity-based award. In

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as adjustments to partners' capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.

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

        At March 31, 2015, Ares Management, L.P. owns a 37.85% direct interest, or 80,667,664 AOG Units, in each of the Ares Operating Group entities; Ares Owners Holding L.P. owns a 56.28% direct interest, or 119,937,609 AOG Units, in each of the Ares Operating Group entities; and an affiliate of Alleghany owns a 5.87% direct interest, or 12,500,000 AOG Units, in each of the Ares Operating Group entities. For the three months ended March 31, 2015, the daily average ownership of AOG Units in each of the Ares Operating Group entities by Ares Owners Holding L.P., Alleghany and Ares Management, L.P. was 56.28%, 5.87% and 37.85%, respectively.

        The Company's ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units and exercise of options that were granted under the Equity Incentive Plan; (ii) the exchange of AOG Units for common units; and (iii) the cancellation of AOG Units in connection with certain individuals' forfeiture of AOG Units upon termination of employment. Holders of the AOG Units may exchange their AOG Units for common units on a one-for-one basis up to four times each year after the second anniversary of the date of the closing of the IPO, except that Alleghany may exchange up to half of its AOG Units for common units on a one-for-one basis after May 7, 2015 (the first anniversary of the date of the closing of the IPO) and EIF may exchange up to half of its AOG Units for common units on a one-for-one basis after six months following the closing of the EIF transaction and all of its AOG Units on the first anniversary of the closing of the EIF transaction. Equity is reallocated among partners upon a change in ownership to ensure each partners' capital account properly reflects their respective claim on the residual value of the Company. This change is reflected as either a reallocation of interest or as dilution in the statement of changes in equity.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING

        The Company conducts its alternative asset management business through four operating segments:

  •
  Tradable Credit Group:  The Company's Tradable Credit Group managed 75 funds, with approximately $33.4 billion of assets under management, as of March 31, 2015. The group's fund seek a wide variety of investments ranging from commingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors. While each of the group's funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies.

  •
  Direct Lending Group:  The Company's Direct Lending Group is primarily comprised of self-originating direct lenders to the U.S. and European markets, with approximately $28.7 billion of assets under management across 34 funds or investment vehicles as of March 31, 2015, which include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs with affiliates of General Electric Company. In the second quarter of 2014, the group acquired Keltic Financial Services LLC and Keltic Financial Partners II, LP, a leading commercial finance company that provides asset-based loans to small and middle market companies based in New York (the "Keltic acquisition") that now operates as Ares Commercial Finance.

  •
  Private Equity Group:  The Company's Private Equity Group had approximately $14.8 billion of assets under management as of March 31, 2015. The group managed four corporate private equity commingled funds focused on North America and; to a lesser extent Europe, one China growth fund and four commingled funds and four related co-investment vehicles focused on U.S. energy and power assets as of March 31, 2015. The corporate private equity funds pursue majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The China growth fund pursues privately negotiated growth equity investment in China. On January 1, 2015, the group acquired EIF. EIF had approximately $4.4 billion of AUM across four commingled funds and four related co-investment vehicles as of March 31, 2015. The EIF funds target assets across the U.S. power generation, transmission and midstream sectors, and seek attractive risk-adjusted equity returns with current cash flow and capital appreciation.

  •
  Real Estate Group:  The Company's Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.0 billion of assets under management across 42 funds and services a portfolio of over $5.6 billion in mortgage loans principally through a subsidiary of ACRE as of March 31, 2015. The Real Estate Group provides debt and equity capital to a broad spectrum of borrowers, property owners and real estate developers. The group seeks to create value for investors by investing in under-managed and undercapitalized assets in supply-constrained markets, targeting de-risked assets and markets with consistent demand fundamentals, high barriers to new supply and strong liquidity characteristics. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts.

        The Company established an Operations Management Group (the "OMG") that consists of five independent, shared resource groups to support the Company's operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

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

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the three months ended March 31, 2015:

	Tradable Credit Group	Direct Lending Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (includes ARCC Part I Fees of $29,042)	$37,609	$70,739	$36,589	$17,378	$162,316	$—	$162,316
Administrative fees and other income	21	77	13	856	967	6,385	7,350
Compensation and benefits	(8,889)	(33,676)	(12,321)	(10,131)	(65,017)	(28,914)	(93,931)
General, administrative and other expenses	(3,831)	(3,294)	(3,118)	(2,545)	(12,788)	(15,326)	(28,114)

Fee related earnings (loss)	24,910	33,846	21,163	5,558	85,477	(37,855)	47,622

Performance fees—realized	33,325	1,889	425	—	35,639	—	35,639
Performance fees—unrealized	(27,692)	8,491	87,331	319	68,449	—	68,449
Performance fee compensation—realized	(19,871)	(1,133)	(340)	—	(21,344)	—	(21,344)
Performance fee compensation—unrealized	19,554	(5,023)	(69,981)	403	(55,048)	—	(55,048)

Net performance fees	5,316	4,224	17,435	722	27,697	—	27,697

Investment income (loss)—realized	7,222	1,396	4,172	132	12,922	—	12,922
Investment income (loss)—unrealized	(1,526)	(1,843)	(1,442)	196	(4,615)	—	(4,615)
Interest and other investment income	(1,739)	213	4,485	29	2,988	—	2,988
Interest expense	(1,208)	(526)	(1,680)	(270)	(3,684)	—	(3,684)

Net investment income (loss)	2,749	(760)	5,535	87	7,611	—	7,611

Performance related earnings (loss)	8,065	3,464	22,970	809	35,308	—	35,308

Economic net income (loss)	$32,975	$37,310	$44,133	$6,367	$120,785	$(37,855)	$82,930

Distributable earnings (loss)	$41,126	$34,581	$27,086	$3,382	$106,175	$(38,880)	$67,295

Total assets	$451,176	$248,342	$862,147	$166,715	$1,728,380	$16,941	$1,745,321

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the three months ended March 31, 2014:

	Tradable Credit Group	Direct Lending Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (includes ARCC Part I Fees of $28,318)	$33,693	$66,204	$23,196	$16,768	$139,861	$—	$139,861
Administrative fees and other income	17	90	76	1,290	1,473	5,392	6,865
Compensation and benefits	(10,805)	(32,212)	(8,195)	(11,485)	(62,697)	(27,657)	(90,354)
General, administrative and other expenses	(3,696)	(1,914)	(2,000)	(4,267)	(11,877)	(13,535)	(25,412)

Fee related earnings (loss)	19,209	32,168	13,077	2,306	66,760	(35,800)	30,960

Performance fees—realized	10,213	39	13,086	—	23,338	—	23,338
Performance fees—unrealized	13,509	2,292	21,341	2,950	40,092	—	40,092
Performance fee compensation—realized	(5,506)	(29)	(10,472)	—	(16,007)	—	(16,007)
Performance fee compensation—unrealized	(6,355)	(1,451)	(16,912)	—	(24,718)	—	(24,718)

Net performance fees	11,861	851	7,043	2,950	22,705	—	22,705

Investment income (loss)—realized	18,018	(597)	1,131	730	19,282	—	19,282
Investment income (loss)—unrealized	(12,866)	1,524	15,156	(862)	2,952	—	2,952
Interest and other income	251	98	2,785	11	3,145	—	3,145
Interest expense	(387)	(304)	(623)	(325)	(1,639)	—	(1,639)

Net investment income (loss)	5,016	721	18,449	(446)	23,740	—	23,740

Performance related earnings	16,877	1,572	25,492	2,504	46,445	—	46,445

Economic net income (loss)	$36,086	$33,740	$38,569	$4,810	$113,205	$(35,800)	$77,405

Distributable earnings (loss)	$40,704	$31,158	$18,698	$1,499	$92,059	$(37,512)	$54,547

Total assets	$555,851	$195,543	$477,710	$167,315	$1,396,419	$10,437	$1,406,856

        The following reconciliations contain rounded values that are presented elsewhere within the financial statements. Consequently, the sum of certain values may not match the totals presented herein.

	For the Three months ended March 31, 2015
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$267,370	(1)	$(85,642)	(a)	$181,728
Expenses	154,196	(2)	84,666	(b)	238,862
Other income (expense)	7,611	(3)	456,088	(c)	463,699
Economic net income / Income before taxes	120,785		285,780	(d)	406,565
Total assets	1,728,380		19,889,776	(e)	21,618,156

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

	For the Three months ended March 31, 2014
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$204,764	(1)	$(71,136)	(a)	$133,628
Expenses	115,299	(2)	68,831	(b)	184,130
Other income (expense)	23,740	(3)	301,437	(c)	325,177
Economic net income / Income before taxes	113,205		161,470	(d)	274,675
Total assets	1,396,419		20,639,082	(e)	22,035,501

(1)
Segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees.

	March 31, 2015	March 31, 2014
Management fees	$162,316	$139,861
Administrative fees and other income	967	1,473
Performance fees—realized	35,639	23,338
Performance fees—unrealized	68,449	40,092

Total segment revenue	$267,370	$204,764

(2)
Segment expenses consist of compensation and benefits, and general, administrative and other expenses, as well as realized and unrealized performance fee expenses.

	March 31, 2015	March 31, 2014
Compensation and benefits	$65,017	$62,697
General, administrative and other expenses	12,788	11,877
Performance fee compensation—realized	21,344	16,007
Performance fee compensation—unrealized	55,048	24,718

Total segment expense	$154,196	$115,299

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(3)
Segment net investment income consists of realized and unrealized investment income and expenses, interest and other income and interest expenses.

	March 31, 2015	March 31, 2014
Investment income (loss)—realized	$12,922	$19,282
Investment Income (loss)—unrealized	(4,615)	2,952
Interest, dividend and other investment income	2,988	3,145
Interest expense	(3,684)	(1,639)

Net investment income	$7,611	$23,740

(a)
The revenues adjustment principally represents management and performance fees earned from Consolidated Funds which were eliminated in consolidation to arrive at Ares consolidated revenues.

	March 31, 2015	March 31, 2014
Consolidated Fund income eliminated in consolidation	$(91,036)	$(73,578)
Administrative fees and other income attributable to OMG	6,385	5,392
Performance fees—unrealized reclass(1)	(990)	(2,950)

Total consolidated adjustments and reconciling items	$(85,642)	$(71,136)

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

	March 31, 2015	March 31, 2014
Consolidated Fund expenses added in consolidation	$48,571	$40,637
Consolidated Fund expenses eliminated in consolidation	(33,499)	(31,700)
OMG expenses	44,240	41,192
Acquisition related expenses	2,224	1,421
Equity compensation expense	7,921	5,339
Placement fees and underwriting costs	3,045	1,052
Amortization of intangibles	10,892	8,831
Depreciation expense	1,273	2,059

Total consolidation adjustments and reconciling items	$84,666	$68,831

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(c)
The other income adjustment represents the addition of net investment income (loss) and net interest income (expense) to arrive at Ares consolidated other income.

	March 31, 2015	March 31, 2014
Consolidated Funds other income added in consolidation, net	$461,059	$321,117
Other income from Consolidated Funds eliminated in consolidation, net	(5,951)	(22,630)
Performance fee reclass(1)	990	2,950
Other non-cash items	(10)	—

Total consolidation adjustments and reconciling items	$456,088	$301,437

(1)
Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company's Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(d)
The reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of economic net income, fee related earnings, performance related earnings and distributable earnings consists of the following:

	March 31, 2015	March 31, 2014
Economic net income
Income before taxes	$406,565	$274,675

Adjustments:
Amortization of intangibles	10,892	8,831
Depreciation expense	1,273	2,059
Equity compensation expenses	7,921	5,339
Acquisition-related expenses	2,224	1,421
Placement fees and underwriting costs	3,045	1,052
OMG expenses, net	37,855	35,800
Other non-cash items	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds	(349,001)	(215,972)

Total consolidation adjustments and reconciling items	(285,780)	(161,470)

Economic net income	$120,785	$113,205

Fee related earnings
Income before taxes	$406,565	$274,675

Adjustments:
Amortization of intangibles	10,892	8,831
Depreciation expense	1,273	2,059
Equity compensation expenses	7,921	5,339
Acquisition-related expenses	2,224	1,421
Placement fees and underwriting costs	3,045	1,052
OMG expenses, net	37,855	35,800
Other non-cash items	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds	(349,001)	(215,972)

Total consolidation adjustments and reconciling items	(285,780)	(161,470)

Economic net income	120,785	113,205

Total performance fees income—realized	(35,639)	(23,338)
Total performance fees income—unrealized	(68,449)	(40,092)
Total performance fee compensation—realized	21,344	16,007
Total performance fee compensation—unrealized	55,048	24,718
Total investment income	(7,611)	(23,740)

Fee related earnings	$85,477	$66,760

Management fees	$162,316	$139,861
Administrative fees and other income	967	1,473
Compensation and benefits	(65,017)	(62,697)
General, administrative and other expenses	(12,788)	(11,877)

Fee related earnings	$85,477	$66,760

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

	March 31, 2015	March 31, 2014
Performance related earnings:
Income before taxes	$406,565	$274,675

Adjustments:
Amortization of intangibles	10,892	8,831
Depreciation expense	1,273	2,059
Equity compensation expenses	7,921	5,339
Acquisition-related expenses	2,224	1,421
Placement fees and underwriting costs	3,045	1,052
OMG expenses, net	37,855	35,800
Other non-cash items	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds	(349,001)	(215,972)

Economic net income	120,785	113,205

Total management fees	(162,316)	(139,861)
Administrative fees and other income	(967)	(1,473)
Compensation and benefits	65,017	62,697
General, administrative and other expenses	12,788	11,877

Performance related earnings	$35,308	$46,445

Total performance fees—realized	$35,639	$23,338
Total performance fees—unrealized	68,449	40,092
Total performance fee compensation—realized	(21,344)	(16,007)
Total performance fee compensation—unrealized	(55,048)	(24,718)
Net investment income (loss)	7,611	23,740

Performance related earnings	$35,308	$46,445

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

	March 31, 2015	March 31, 2014
Distributable earnings
Income (loss) before taxes	$406,565	$274,675

Adjustments:
Amortization of intangibles	10,892	8,831
Equity compensation expenses	7,921	5,339
OMG distributable loss(1)	38,880	37,512
Non-cash acquisition-related expenses	1,251	—
Taxes paid(2)	(479)	—
Dividend equivalent	(912)	—
Other non-cash items	(156)	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds	(349,001)	(215,972)
Unrealized performance fees	(68,449)	(40,092)
Unrealized performance fee compensation	55,048	24,718
Unrealized investment and other income (loss)	4,615	(2,952)

Distributable earnings	$106,175	$92,059

Fee related earnings	$85,477	$66,760

Performance fees—realized	35,639	23,338
Performance fee compensation—realized	(21,344)	(16,007)
Investment and other income realized, net	12,226	20,788

Net performance related earnings—realized	26,521	28,119

Less:
Dividend equivalent(3)	(684)	—
One-time acquisition costs(3)	(724)	—
Income tax expense(3)	(476)	—
Non-cash items	(156)	—
Placement fees and underwriting costs	(3,045)	(1,052)
Non-cash depreciation and amortization(3)	(739)	(1,768)

Distributable earnings	$106,175	$92,059

(1)
Represents OMG distributable earnings which includes depreciation expense.

(2)
Represents current portion of income tax expense of subsidiary operating entities.

(3)
Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(e)
The reconciliation of total segment assets to total assets reported in the Condensed Consolidated Statements of Financial Condition consists of the following:

	March 31, 2015	March 31, 2014
Total assets from Consolidated Funds added in consolidation	$20,722,470	$21,420,284
Total assets from Consolidated Funds eliminated in consolidation	(849,635)	(791,639)

OMG assets	16,941	10,437

Total consolidation adjustments and reconciling items	$19,889,776	$20,639,082

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES

        The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of March 31, 2015 and December 31, 2014 and results from operations for the three months ended March 31, 2015 and 2014.

	As of March 31, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$69,372	$—	$—	$69,372
Investments	606,875	—	(408,245)	198,630
Derivative assets, at fair value	8,217	—	—	8,217
Performance fees receivable	590,308	—	(418,515)	171,793
Due from affiliates	150,466	—	(20,596)	129,870
Other assets	55,735	—	(45)	55,690
Intangible assets, net	120,268	—	—	120,268
Goodwill	144,080	—	—	144,080
Assets of Consolidated Funds
Cash and cash equivalents	—	1,318,017	—	1,318,017
Investments	—	18,990,943	—	18,990,943
Loans held for investment, net	—	85,214	—	85,214
Due from affiliates	—	11,572	(2,234)	9,338
Dividends and interest receivable	—	71,761	—	71,761
Receivable for securities sold	—	234,938	—	234,938
Derivative assets, at fair value	—	3,696	—	3,696
Other assets	—	6,329	—	6,329

Total assets	$1,745,321	$20,722,470	$(849,635)	$21,618,156

Liabilities
Accounts payable and accrued expenses	$127,053	$—	$(668)	$126,385
Accrued compensation	55,307	—	—	55,307
Derivative liabilities, at fair value	2,973	—	—	2,973
Due to affiliates	8,456	—	(1,030)	7,426
Performance fee compensation payable	421,074	—	(887)	420,187
Debt obligations	298,614	—	—	298,614
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	21,026	—	—	21,026

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of March 31, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	54,337	(273)	54,064
Due to affiliates	—	66,545	(64,213)	2,332
Payable for securities purchased	—	475,380	—	475,380
Derivative liabilities, at fair value	—	59,483	—	59,483
Securities sold short, at fair value	—	3,763	—	3,763
Deferred tax liability, net	—	23,585	—	23,585
CLO loan obligations	—	12,222,880	(68,203)	12,154,677
Fund borrowings	—	683,564	—	683,564
Mezzanine debt	—	406,371	—	406,371

Total liabilities	954,503	13,995,908	(135,274)	14,815,137

Commitments and contingencies
Redeemable interest in Consolidated Funds	—	915,017	—	915,017
Redeemable interest in Ares Operating Group entities	24,077	—	—	24,077
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	5,755,549	(718,910)	5,036,639
Equity appropriated for Consolidated Funds	—	55,996	—	55,996

Non-controlling interest in Consolidated Funds	—	5,811,545	(718,910)	5,092,635

Non-controlling interest in Ares Operating Group entities	481,775	—	—	481,775
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 units issued and outstanding)	291,641	—	—	291,641
Accumulated other comprehensive gain (loss)	(6,676)	—	4,550	(2,126)

Total controlling interest in Ares Management, L.P	284,965	—	4,550	289,515

Total equity	766,740	5,811,545	(714,360)	5,863,925

Total liabilities, redeemable interests, non-controlling interests and equity	$1,745,321	$20,722,470	$(849,635)	$21,618,156

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of December 31, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$148,858	$—	$—	$148,858
Restricted cash and cash equivalents	32,734	—	—	32,734
Investments	598,074	—	(424,022)	174,052
Derivative assets, at fair value	7,623	—	—	7,623
Performance fees receivable	548,098	—	(361,039)	187,059
Due from affiliates	166,225	—	(19,691)	146,534
Other assets	58,809	—	(93)	58,716
Intangible assets, net	40,948	—	—	40,948
Goodwill	85,582	—	—	85,582
Assets of Consolidated Funds
Cash and cash equivalents	—	1,314,397	—	1,314,397
Investments, at fair value	—	19,123,950	—	19,123,950
Loans held for investment, net	—	77,514	—	77,514
Due from affiliates	—	13,262	(1,920)	11,342
Dividends and interest receivable	—	81,331	—	81,331
Receivable for securities sold	—	132,753	—	132,753
Derivative assets, at fair value	—	3,126	—	3,126
Other assets	—	6,156	—	6,156

Total assets	$1,686,951	$20,752,489	$(806,765)	$21,632,675

Liabilities
Accounts payable and accrued expenses	$101,912	$—	$(602)	$101,310
Accrued compensation	129,433	—	—	129,433
Derivative liabilities, at fair value	2,850	—	—	2,850
Due to affiliates	19,881	—	(851)	19,030
Performance fee compensation payable	381,164	—	(896)	380,268
Debt obligations	243,491	—	—	243,491
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	19,861	—	—	19,861
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	68,674	(85)	68,589
Due to affiliates	—	63,417	(60,976)	2,441
Payable for securities purchased	—	618,902	—	618,902
Derivative liabilities, at fair value	—	42,332	—	42,332
Securities sold short, at fair value	—	3,763	—	3,763
Deferred tax liability, net	—	22,214	—	22,214
CLO loan obligations	—	12,120,842	(71,672)	12,049,170
Fund borrowings	—	771,283	—	771,283
Mezzanine debt	—	378,365	—	378,365

Total liabilities	918,592	14,089,792	(135,082)	14,873,302

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of December 31, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,037,450	—	1,037,450
Redeemable interest in Ares Operating Group entities	23,988	—	—	23,988
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	5,663,172	(674,443)	4,988,729
Equity appropriated for Consolidated Funds	—	(37,926)	—	(37,926)

Non-controlling interest in Consolidated Funds	—	5,625,246	(674,443)	4,950,803

Non-controlling interest in Ares Operating Group entities	463,493	—	—	463,493
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 units issued and outstanding)	285,025	—	—	285,025
Accumulated other comprehensive gain (loss)	(4,146)	—	2,760	(1,386)

Total controlling interest in Ares Management, L.P	280,879	—	2,760	283,639

Total equity	744,372	5,625,246	(671,683)	5,697,935

Total liabilities, redeemable interests, non-controlling interests and equity	$1,686,951	$20,752,489	$(806,765)	$21,632,675

	For the Three Months Ended March 31, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $29,042)	$162,316	$—	$(26,927)	$135,389
Performance fees	103,098	—	(63,038)	40,060
Other fees	7,350	—	(1,071)	6,279

Total revenues	272,764	—	(91,036)	181,728

Expenses
Compensation and benefits	101,851	—	—	101,851
Performance fee compensation	76,392	—	—	76,392
General, administrative and other expense	45,547	—	—	45,547
Consolidated Fund expenses	—	48,571	(33,499)	15,072

Total expenses	223,790	48,571	(33,499)	238,862

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended March 31, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Other income (expense)
Interest and other investment income	6,033	—	(5,691)	342
Interest expense	(3,684)	—	—	(3,684)
Other income (expense), net	(3,054)	—	2,724	(330)
Net realized gain (loss) on investments	12,922	—	(6,158)	6,764
Net change in unrealized appreciation (depreciation) on investments	(3,626)	—	7,102	3,476
Interest and other investment income of Consolidated Funds	—	338,376	(190)	338,186
Interest expense of Consolidated Funds	—	(122,634)	3,923	(118,711)
Net realized gain (loss) on investments of Consolidated Funds	—	(61,436)	—	(61,436)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	306,753	(7,661)	299,092

Total other income (expense)	8,591	461,059	(5,951)	463,699

Income before taxes	57,565	412,488	(63,488)	406,565
Income tax expense (benefit)	4,059	1,833	—	5,892

Net income	53,506	410,655	(63,488)	400,673

Less: Net income attributable to redeemable interests in Consolidated Funds	—	18,219	(2,360)	15,859
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	392,437	(61,128)	331,309
Less: Net income attributable to redeemable interests in Ares Operating Group entities	243	—	—	243
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,806	—	—	34,806

Net income attributable to Ares Management, L.P.	$18,456	$—	$—	$18,456

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended March 31, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $28,318)	$139,861	$—	$(29,312)	$110,549
Performance fees	60,480	—	(44,266)	16,214
Other fees	6,865	—	—	6,865

Total revenues	207,206	—	(73,578)	133,628

Expenses
Compensation and benefits	95,693	—	—	95,693
Performance fee compensation	40,725	—	—	40,725
General, administrative and other expense	38,775	—	—	38,775
Consolidated Fund expenses	—	40,637	(31,700)	8,937

Total expenses	175,193	40,637	(31,700)	184,130

Other income (expense)
Interest and other investment income	3,483	—	(3,359)	124
Interest expense	(1,639)	—	—	(1,639)
Net realized gain (loss) on investments	19,281	—	(19,347)	(66)
Net change in unrealized appreciation (depreciation) on investments	5,565	—	(1,419)	4,146
Interest and other investment income of Consolidated Funds	—	345,476	(131)	345,345
Interest expense of Consolidated Funds	—	(145,737)	695	(145,042)
Net realized gain (loss) on investments of Consolidated Funds	—	54,965	—	54,965
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	66,413	931	67,344

Total other income (expense)	26,690	321,117	(22,630)	325,177

Income before taxes	58,703	280,480	(64,508)	274,675
Income tax expense	2,514	(9,209)	—	(6,695)

Net income	56,189	289,689	(64,508)	281,370

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months Ended March 30, 2015 and 2014
and as of March 31, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended March 31, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Less: Net income attributable to redeemable interests in Consolidated Funds	—	42,018	(4,970)	37,048
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	247,671	(59,538)	188,133
Less: Net income attributable to redeemable interests in Ares Operating Group entities	406	—	—	406
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	12,936	—	—	12,936
Less: Net income attributable to controlling interest in Predecessor	42,847	—	—	42,847

Net income attributable to Ares Management, L.P.	$—	$—	$—	$—

18. SUBSEQUENT EVENTS

        In May 2015, the Company declared a quarterly distribution of $0.25 per common unit to common unitholders of record at the close of business on May 22, 2015, payable on June 2, 2015.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Unless the context otherwise requires, references to "we," "us," "our," "the Partnership" and "the Company" are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries since the consummation of the Reorganization. When used in the historical context (i.e., prior to May 1, 2014), these terms are intended to mean the business and operations of our Predecessors. Our "Predecessors" refers to AHI and Ares Investments LLC, as well as their wholly owned subsidiaries and managed funds, in each case prior to our Reorganization. For ease of reference, we refer to the historical financial results of AHI and Ares Investments LLC prior to the Reorganization as "our" historical financial results. The following discussion analyzes the financial condition and results of operations of the Partnership and, for periods prior to May 1, 2014, the financial condition and results of operations of our Predecessors. "Consolidated Funds" refers collectively to certain Ares-affiliated funds, related co-investment entities and certain CLOs that are required under generally accepted accounting principles in the United States ("GAAP") to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q and the audited, consolidated financial statements and the related notes included in the Annual Report on Form 10-K of Ares Management, L.P.

        Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period's activity with those of prior periods. Performance return information presented for significant and other funds may not reflect actual returns earned by investors in the applicable fund.

Our Business

        We are a leading global alternative asset manager that operates four distinct but complementary investment groups, which are our reportable segments: Tradable Credit Group, Direct Lending Group, Private Equity Group and Real Estate Group.

  •
  Tradable Credit Group:  Our Tradable Credit Group managed 75 funds as of March 31, 2015, which seek a wide variety of investments ranging from commingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors, with approximately $33.4 billion of assets under management as of March 31, 2015. While each of the group's funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies.

  •
  Direct Lending Group:  Our Direct Lending Group is one of the largest self-originating direct lenders to the U.S. and European markets, with approximately $28.7 billion of assets under management across 34 funds or investment vehicles as of March 31, 2015, which include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs with affiliates of General Electric Company. In the second quarter of 2014, the group acquired Keltic Financial Services LLC and Keltic Financial Partners II, LP, a leading commercial finance company that provides asset-based loans to small and middle market companies based in New York (the "Keltic acquisition") and now operates as Ares Commercial Finance.

  •
  Private Equity Group:  Our Private Equity Group has achieved compelling investment returns for a loyal and growing group of high profile limited partners and had approximately $14.8 billion of assets under management as of March 31, 2015. The group managed four corporate private equity commingled funds focused on North America and, to a lesser extent Europe, one China growth fund and four commingled funds and four related co-investment vehicles focused on U.S. energy and power assets as of March 31, 2015. The corporate private equity funds pursue majority or shared control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The China growth fund pursues privately negotiated growth equity investment in China. On January 1, 2015, the group acquired EIF Management, LLC ("EIF"). EIF had approximately $4.4 billion of AUM across four commingled funds and four related co investment vehicles as of March 31, 2015. The EIF funds target assets across the U.S. power generation, transmission, and midstream sectors, and seek attractive risk-adjusted equity returns with current cash flow and capital appreciation.

  •
  Real Estate Group:  Our Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.0 billion of assets under management across 42 funds and services a portfolio of over $5.6 billion in mortgage loans principally through a subsidiary of ACRE as of March 31, 2015. Our Real Estate Group provides debt and equity capital to a broad spectrum of borrowers, property owners and real estate developers. We seek to create value for investors by investing in under-managed and undercapitalized assets in supply-constrained markets, targeting de-risked assets and markets with consistent demand fundamentals, high barriers to new supply and strong liquidity characteristics. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts.

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

Trends Affecting Our Business

        We believe that our disciplined investment philosophy across our four distinct but complementary investment groups contributes to the stability of our firm's performance throughout market cycles. Additionally, as approximately 55.5% of our assets under management ("AUM") were in funds with a remaining contractual life of seven years or more as of March 31, 2015, including 15.2% that were in permanent capital vehicles with unlimited duration, our funds have a stable base of committed capital which enables us to invest in assets with a long term focus over different points in a market cycle and take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

        Mixed economic data and continued instability in the commodity sector contributed to heightened volatility during the first quarter of 2015. Despite ongoing concerns around timing of the anticipated interest rate increase by the Federal Reserve Board, a benign default environment and a relatively healthy technical backdrop supported the bank loan and high yield asset classes. During the first quarter of 2015, the BofA Merrill Lynch U.S. High Yield Master II Index returned 2.54% and the Credit Suisse Leveraged Loan Index ("CSLLI") increased 2.07%. Amid evolving speculation surrounding Federal Open Market Committee policy action, equity markets experienced elevated volatility and underperformed credit with the S&P 500 returning 0.95% during the first quarter of 2015.

        In Europe, recent economic reports continue to show signs of stabilization as employment improved and deflationary pressures abated somewhat during the first quarter of 2015. Importantly, the Euro continued to fall against the U.S. dollar to its lowest level in over a decade, and the European Central Bank continued to take quantitative easing measures, both of which have supported European credit markets year to date.

        For Ares' businesses, these markets and economies have created opportunities, particularly in the Direct Lending Group and Tradable Credit Group alternative credit and special situations funds, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables both our Direct Lending and Tradable Credit Groups to reduce risk and enhance returns as market conditions shift. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Tradable Credit and Direct Lending Groups to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 82% of the debt assets within our Tradable Credit Group and approximately 90% within our Direct Lending Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury's yield curve.

        See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of the risks to which our businesses are subject.

Recent Transactions

        On January 1, 2015, we completed the acquisition of all of the outstanding membership interests of EIF, a Delaware limited liability company, in accordance with the membership interest purchase agreement entered into on October 30, 2014 for a consideration of $149.2 million, in the form of cash, equity and contingent consideration. EIF is a leading asset manager in the energy infrastructure industry with approximately $4.4 billion of AUM across four commingled funds and four related co-investment vehicles as of March 31, 2015. Through this transaction, we have established a new, power and energy assets equity strategy within our Private Equity Group that focuses on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. For further details about this transaction, see Note 3, "Goodwill and Intangible Assets," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Consolidation and Deconsolidation of Ares Funds

        Pursuant to GAAP, we consolidate our Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10-Q. These funds represented approximately 21.6% of our AUM as of March 31, 2015 and 16.6% of our management fees and 61.1% of our performance fees for the three months ended March 31, 2015. As of March 31, 2015, we consolidated 26 CLOs and 36 non-CLOs and as of March 31, 2014, we consolidated 26 CLOs and 33 non-CLOs. As of March 31, 2015, we held $68.2 million of investments in these CLOs and $538.7 million in non-CLOs, which represents the maximum exposure to loss.

        We generally deconsolidate CLOs upon liquidation or dissolution at the end of their finite lives. In contrast, the funds we advise are deconsolidated when we are no longer deemed to control the entity. During the three months ended March 31, 2015, six entities liquidated or dissolved and three non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation.

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

        These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "—Overview of Consolidated Results of Operations", which are prepared in accordance with GAAP. For a reconciliation of these measures to the most comparable measure in accordance with GAAP, see "—Results of Operations by Segment—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures." Additionally, see Note 16, "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

"NAV" refers to the:

  •
  fair value of all the assets of a fund (including cash and accrued interest and dividends); less

  •
  the fair value of all liabilities of the fund (including accrued expenses and reserves for contingent liabilities).

For our funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.

        The table below provides the period-to-period rollforward of AUM:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Consolidated Segments
Change in AUM:
Beginning of period	$81,761	$74,005
Acquisitions(1)	4,581	—
Commitments(2)	2,967	4,834
Capital reduction(3)	(618)	(1,394)
Distributions(4)	(1,406)	(1,280)
Change in fund value(5)	(358)	881

End of period	$86,926	$77,046

Average AUM	$84,343	$75,525

(1)
Represents AUM acquired via acquisition. Previously reported at approximately $4.0 billion.

(2)
Represents net new commitments during the period, including equity and debt commitments and gross inflows into our open ended managed accounts and sub advised accounts, as well as equity offerings by our publicly traded vehicles.

(3)
Represents the permanent reduction in leverage during the period.

(4)
Represents distributions and redemptions, net of recallable amounts.

(5)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        As of March 31, 2015 and 2014, our uninvested AUM, which we refer to as dry powder, was $18.9 billion and $18.2 billion, respectively, primarily attributable to our funds in the Direct Lending Group and the Private Equity Group.

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

  •
  for the aforementioned closed-end funds beyond the reinvestment period as well as the structured assets funds in the Tradable Credit Group, certain managed accounts within their reinvestment period, the mezzanine fund in the Direct Lending Group, European funds in the Direct Lending Group and co- invest vehicles in the Real Estate Group, the amount of limited partner invested capital (see "Fee earning AUM based on invested capital" in the "Components of fee earning AUM" table below for the amount of this component of fee earning AUM as of each period);

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

        The table below provides the period-to-period rollforward of fee earning AUM:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Consolidated segments
Change in fee earning AUM:
Beginning of period	$61,359	$59,162
Acquisitions(1)	4,046	—
Commitments(2)	1,173	259
Subscriptions/deployment/increase in leverage(3)	1,347	1,731
Redemption/distributions/decrease in leverage(4)	(2,069)	(4,653)
Change in fund value(5)	8	768
Change in fee basis(6)	(199)	(39)

End of period	$65,664	$57,228

Average fee earning AUM	$63,511	$58,195

(1)
Represents fee earning AUM acquired via acquisition.

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

(6)
Represents the change in fee basis from committed capital to invested capital, or from net to gross basis.

        The table below breaks out fee earning AUM by its respective components at each period:

	As of March 31,
	2015	2014
	(Dollars in millions)
Consolidated segments
Components of fee earning AUM:
Fee earning AUM based on capital commitments(1)	$9,263	$5,975
Fee earning AUM based on invested capital(2)	11,199	10,594
Fee earning AUM based on market value/other(3)	22,445	19,463
Fee earning AUM based on collateral balances, at par(4)	22,757	21,196

Total fee earning AUM	$65,664	$57,228

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

Fund Performance Metrics

        Fund performance information for our investment funds that contributed at least 1% of our total management fees for the three months ended March 31, 2015, which we refer to as our "significant funds," is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. In addition to management fees, some of these significant funds are eligible to receive incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our performance and is also not indicative of the future performance of any particular fund. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See "—Results of Operations by Segment—Tradable Credit Group—Fund Performance Metrics as of March 31, 2015," "—Direct Lending Group—Fund Performance Metrics as of March 31, 2015," "—Private Equity Group—Fund Performance Metrics as of March 31, 2015" and "—Real Estate Group—Fund Performance Metrics as of March 31, 2015" for a detailed discussion of fund performance by segment.

Results of Operations

Consolidated Results of Operations

        The following table and discussion sets forth information regarding our consolidated results of operations for the three months ended March 31, 2015 and 2014 presented in accordance with GAAP. The condensed consolidated financial statements of our Predecessors have been prepared on substantially the same basis for all historical periods presented; however, following our Reorganization and initial public offering, net income attributable to our Predecessor is presented together with net income attributable to non-controlling interests in Ares Operating Group entities. Additionally, Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights and the creation and termination of funds. We consolidate funds where we are deemed to hold a controlling financial interest. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds for the three months ended

March 31, 2015 and 2014. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended March 31,
	2015	2014
		(Predecessor)
	(Dollars in thousands)
Statements of operations
Revenues
Management fees (includes ARCC Part I Fees of $29,042 and $28,318 for the three months ended March 31, 2015 and 2014, respectively)	$135,389	$110,549
Performance fees	40,060	16,214
Other fees	6,279	6,865

Total revenues	181,728	133,628

Expenses
Compensation and benefits	101,851	95,693
Performance fee compensation	76,392	40,725
General, administrative and other expenses	45,547	38,775
Consolidated Funds' expenses	15,072	8,937

Total expenses	238,862	184,130

Other income (expense)
Interest and other investment income	342	124
Interest expense	(3,684)	(1,639)
Other income (expense), net	(330)	—
Net realized gain (loss) on investments	6,764	(66)
Net change in unrealized appreciation (depreciation) on investments	3,476	4,146
Interest and other investment income of Consolidated Funds	338,186	345,345
Interest expense of Consolidated Funds	(118,711)	(145,042)
Net realized gain (loss) on investments of Consolidated Funds	(61,436)	54,965
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	299,092	67,344

Total other income (expense)	463,699	325,177

Income before taxes	406,565	274,675
Income tax expense (benefit)	5,892	(6,695)

Net income	400,673	281,370

Less: Net income attributable to redeemable interests in Consolidated Funds	15,859	37,048
Less: Net income attributable to non-controlling interests in Consolidated Funds	331,309	188,133
Less: Net income attributable to redeemable interests in Ares Operating Group entities	243	406
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,806	12,936
Less: Net income attributable to controlling interests in Predecessor	—	42,847

Net income attributable to Ares Management, L.P.	$18,456	$—

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

        Management Fees.    Total management fees increased by $24.8 million, or 22.5%, to $135.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Management fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $2.4 million to $26.9 million for the three months ended March 31, 2015 compared to three months ended March 31, 2014.

  •
  Our Direct Lending Group generated an additional $6.7 million in management fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to additional fees earned on capital raised by ARCC and additional capital deployment of Ares Capital Europe II ("ACE II").

  •
  Our Tradable Credit Group generated an additional $3.4 million in management fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to incremental fees from various new funds that were launched after the first quarter of 2014.

  •
  Our Private Equity Group generated an additional $14.2 million in management fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was principally driven by the management fee contracts acquired in the EIF acquisition in the first quarter of 2015, of which U.S. Power Fund III ("USPF III") and U.S. Power Fund IV ("USPF IV") contributed $4.3 million and $7.0 million, respectively.

  •
  Our Real Estate Group generated an additional $0.6 million in management fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to new fund raises by Ares European Real Estate Fund IV ("EU IV") and Ares US Real Estate Fund VIII ("U.S. VIII") during the third and fourth quarters of 2014. The increase was partially offset by termination of certain previously acquired management fee contracts.

        Performance Fees.    Performance fees increased by $23.8 million, or 147.1%, to $40.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

  •
  Our Private Equity Group generated $31.8 million in total performance fees for the three months ended March 31, 2015, primarily attributable to Ares Corporate Opportunities Fund IV, L.P ("ACOF IV"), which exceeded its hurdle rate for the first time in the third quarter of 2014. No performance fees were generated in the prior year period by ACOF IV.

  •
  Our Direct Lending Group experienced an increase of $5.9 million in total performance fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in performance fees was principally attributable to increases in ACE II of approximately $4.4 million due to appreciation of investments and portfolio growth and to ARCC Part II fees of approximately $1.0 million from increased portfolio realization.

  •
  The increase in performance fees was partially offset by a decrease of $13.2 million in total performance fees in our Tradable Credit Group for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in performance fees was primarily driven by a lower appreciation in NAV across our funds for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Due to a decline in values of assets, which resulted in unrealized depreciation for the three months ended March 31, 2015, we recorded a decrease in fees from Ares Credit Strategies Fund I ("CSF"), ASIP II and a distressed-strategy fund of $6.9 million, $1.4 million and $4.1 million, respectively.

  •
  The increase in performance fees was further offset by a decrease of $0.7 million in total performance fees in our Real Estate Group for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was principally attributed to foreign currency fluctuations in an European Real Estate equity fund.

        For the three months ended March 31, 2015, unrealized performance fees of $1.5 million, $0.3 million and $0.7 million related to our Tradable Credit Group, Direct Lending Group and Real Estate Group, respectively, were reversed due to market depreciation compared to $0.8 million of performance fees related to our Direct Lending Group's managed accounts that were reversed for the three months ended March 31, 2014. In addition, performance fees from our Consolidated Funds, which are eliminated upon consolidation, increased by $18.8 million to $63.0 million for three months ended March 31, 2015 compared to the three months ended March 31, 2014.

        Other Fees.    Administrative fees and other income decreased by $0.6 million, or 8.5%, to $6.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a decrease in administrative services provided to ARCC and to property management related fees within our Real Estate Group.

Expenses

        Compensation and Benefits.    Compensation and benefits increased by $6.2 million, or 6.4%, to $101.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to additional compensation and benefit expenses due to merit based increases and increasing headcount, including additional personnel acquired with the Keltic and EIF acquisitions. This was partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance.

        Performance Fee Compensation.    Performance fee compensation increased by $35.7 million, or 87.6%, to $76.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The change in performance fee compensation was directly correlated with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $6.8 million, or 17.5%, to $45.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was driven primarily by increases in occupancy and office expenses, growth in personnel and geographical expansion and costs relating to the EIF acquisition.

        Expenses of our Consolidated Funds.    Expenses of Consolidated Funds increased by $6.1 million, or 68.6%, to $15.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily the result of a $5.9 million increase in one time offering related expenses for CLOs launched in the first quarter of 2015. Additionally, the number of funds that we consolidate within our results increased slightly, as the total funds consolidated as of March 31, 2014 and 2015 was 59 and 62, respectively.

Other Income (Expense)

        When evaluating the changes in other income (expense), we separately analyze the returns generated by the Company's investment portfolio from the investment returns generated by our Consolidated Funds. For comparison purposes, we aggregate interest and other investment income with interest expense and aggregate the net realized and unrealized gains (losses).

        For the three months ended March 31, 2015 and 2014, the other income associated with the Company and our Consolidated Funds is summarized below:

	Three Months Ended March 31,
	2015	2014
		(Predecessor)
	(Dollars in thousands)
Other income (expense) of the Company's investment portfolio:
Interest and other investment income	$342	$124
Interest expense	(3,684)	(1,639)
Other income (expense), net	(330)	—

Net interest and other income (expense) of the Company	(3,672)	(1,515)

Net realized gain (loss) on investments	6,764	(66)
Net change in unrealized appreciation (depreciation) on investments	3,476	4,146

Net investments gains (losses) of the Company	10,240	4,080

Other income (expense) of the Company's investment portfolio	6,568	2,565

Other income (expense) of Consolidated Funds:
Interest and other investment income of Consolidated Funds	338,186	345,345
Interest expense of Consolidated Funds	(118,711)	(145,042)

Net interest and other income (expense) of Consolidated Funds	219,475	200,303

Net realized gain (loss) on investments of Consolidated Funds	(61,436)	54,965
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	299,022	67,344

Net investments gains (losses) of Consolidated Funds	237,586	122,309

Other income (expense) of Consolidated Funds	457,061	322,612

Total other income	$463,629	$325,177

Investments of the Company

        Net interest and other expense of the Company increased by $2.2 million to $3.7 million for the three months ended March 31, 2015, from $1.5 million for the three months ended March 31, 2014. The increase in net interest and other expense was primarily due to additional interest expense of $2.5 million as a result of the Company issuing $250.0 million aggregate principal amount of 4.000% senior notes on October 8, 2014.

        Net investment gains of the Company increased to $10.2 million for the three months ended March 31, 2015, from $4.1 million for the three months ended March 31, 2014. The increase in net investment gains was the result of an increase of $6.8 million in realized gains and a decrease in unrealized appreciation on investments of $0.7 million. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The net change in investment gains was principally due to a $10.0 million increase attributable to net appreciation of derivative instruments held to mitigate the foreign exchange rate risk associated with our investments in various leveraged loan and Direct Lending funds, as well as cash held in foreign currencies. This was partially offset by a net loss of $1.6 million in Real Estate Group equity funds that experienced greater market appreciation during the three months ended March 31, 2014 when compared to the same period in 2015, and by a net loss of $3.2 million in Tradable Credit Group special situation funds as a result of market depreciation.

Investments of Consolidated Funds

        Net interest income of Consolidated Funds increased by $19.2 million, or 9.6%, to $219.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

  •
  Interest income decreased by $7.2 million, or 2.1%, to $338.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

  •
  Our Tradable Credit Group experienced a decrease of $16.4 million in interest income as a result liquidating six CLOs since March 31, 2014, offset by the increase in yields from its investments as reflected by an increase in the quarterly average return of the Credit Suisse Leveraged Loan Index ("CSLLI") of 2.07% for the three months ended March 31, 2015 compared to 1.30% for the three months ended March 31, 2014.

  •
  Our Direct Lending Group also experienced a decrease in interest income of $11.0 million primarily due to the sale of assets within our Ares Capital Europe L.P. ("ACE I"), in the second quarter of 2014.

  •
  Our Private Equity Group experienced an increase in other investment income of $20.0 million resulting from an increase in dividend income of $46.6 million received by Ares Corporate Opportunities Fund III ("ACOF III") offset by the restructuring of an interest-bearing term loan held as an investment by Ares Corporate Opportunities Fund II ("ACOF II") and ACOF III into an interest-bearing equity security in the second quarter of 2014.

  •
  Interest expense decreased by $26.3 million, or 18.2%, to $118.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by a decrease of $24.2 million in our Tradable Credit Group as a result of liquidating six CLOs since March 31, 2014.

        The Consolidated Funds reported a net investment gain of $237.6 million and $122.3 million for the three months ended March 31, 2015 and 2014, respectively.

  •
  Funds within our Tradable Credit Group recognized net investment gains of $92.2 million and $10.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in the net investment gains is consistent with the average quarterly price increase of the Credit Suisse Leveraged Loan Index of 0.89% for the three months ended March 31, 2015 compared to 0.18% for the three months ended March 31, 2014.

  •
  Funds within our Private Equity Group recognized net investment gains of $158.4 million and $114.6 million for the three months ended March 31, 2015 and 2014, respectively. The net investment gain for the three months ended March 31, 2015 and 2014 was primarily driven by net investment gains in underlying investments in ACOF III and ACOF II, and partially offset by net investment losses in the investments in ACOF Asia.

  •
  Funds within our Direct Lending Group recognized net investment losses of $12.4 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. The majority of net investments losses were recognized in our ACE I portfolio as a result of valuation and foreign exchange translation losses.

        Income Tax Expense/Benefits.    Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company's investment income is generally not subject to income tax.

        Income tax expense was $5.9 million for the three months ended March 31, 2015 compared with an income tax benefit of $6.7 million for the three months ended March 31, 2014. The change of $12.6 million, or 188%, over the prior year, was primarily driven by a $11.7 million increase in income tax from one of our Consolidated Funds and related to the change in unrealized gains attributable to an ACOF III portfolio company. Excluding the Consolidated Funds, the income tax expense attributable to Ares Management, L.P. increased by $1.5 million, or 61.5%, while the Company's income before taxes decreased by $1.1 million, or 1.9%, to $57.6 million during the same period.

        Non-Controlling and Redeemable Interests.    Net income attributable to non-controlling and redeemable interests in Consolidated Funds was $347.2 million for the three months ended March 31, 2015 compared to $225.2 million for the three months ended March 31, 2014. The increase in net income attributable to non-controlling and redeemable interests of $122.0 million was due to an increase in unrealized appreciation on investments in funds within the Tradable Credit Group and Private Equity Group, partially offset by a decrease in net interest income earned from the investments in funds within the Direct Lending Group.

        For the three months ended March 31, 2015, net income attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities for the three months ended March 31, 2014 represents the results attributable to various minority, non control oriented strategic investment partners of the Predecessor.

        Controlling Interests.    For the three months ended March 31, 2015, income attributable to Ares Management, L.P. represents controlling interest as Ares Management, L.P., either directly or through direct subsidiaries, controls the Ares Operating Group entities. For the three months ended March 31, 2014, net income attributable to controlling interests in the Predecessor is presented separately and represents the results attributable to APMC, the controlling partner of the Predecessor.

Segment Analysis

        Under GAAP, we are required to consolidate (a) entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares' affiliates and affiliated funds and co-investment entities, for which we are the general partner and are presumed to have control, and (b) entities that we concluded are VIEs, including limited partnerships in which we have a nominal economic interest and the CLOs, for which we are deemed to be the primary beneficiary. For more information regarding consolidation principles, see Note 2, "Summary of Significant Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

        For segment reporting purposes, revenues and expenses are presented on a basis that excludes the results of our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are greater than those presented on a consolidated basis in accordance with GAAP because certain revenues recognized in certain segments are received from Consolidated Funds and are eliminated in consolidation. Furthermore, expenses and the effects of other income (expense) are lower than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds.

        Discussed below are our results of operations for each of our four reportable segments and the OMG, which we collectively refer to as our "Stand Alone" results. This information is used by our management to make operating decisions, assess performance and allocate resources.

ENI and Other Measures

        The following table sets forth FRE, PRE, ENI and DE on a segment basis and Stand Alone basis for the three months ended March 31, 2015 and 2014. FRE, PRE, ENI and DE are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. Please see "—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures."

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Fee related earnings (loss):
Tradable Credit Group	$24,910	$19,209
Direct Lending Group	33,846	32,168
Private Equity Group	21,163	13,077
Real Estate Group	5,558	2,306

Segment fee related earnings	85,477	66,760

Operations Management Group	(37,855)	(35,800)

Stand Alone fee related earnings	47,622	30,960

Performance related earnings (loss):
Tradable Credit Group	8,065	16,877
Direct Lending Group	3,464	1,572
Private Equity Group	22,970	25,492
Real Estate Group	809	2,504

Segment performance related earnings	35,308	46,445

Operations Management Group	—	—

Stand Alone performance related earnings	35,308	46,445

Economic net income (loss):
Tradable Credit Group	32,975	36,086
Direct Lending Group	37,310	33,740
Private Equity Group	44,133	38,569
Real Estate Group	6,367	4,810

Segment economic net income	120,785	113,205

Operations Management Group	(37,855)	(35,800)

Stand Alone economic net income	82,930	77,405

Distributable earnings (loss):
Tradable Credit Group	41,126	40,704
Direct Lending Group	34,581	31,158
Private Equity Group	27,086	18,698
Real Estate Group	3,382	1,499

Segment distributable earnings	106,175	92,059

Operations Management Group	(38,880)	(37,512)

Stand Alone distributable earnings	$67,295	$54,547

Results of Operations by Segment

Tradable Credit Group

        The following table sets forth certain statement of operations and other data of our Tradable Credit Group segment for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Management fees	$37,609	$33,693
Administrative fees and other income	21	17
Compensation and benefits	(8,889)	(10,805)
General, administrative and other expenses	(3,831)	(3,696)

Fee related earnings	24,910	19,209

Performance fees—realized	33,325	10,213
Performance fees—unrealized	(27,692)	13,509
Performance fee compensation—realized	(19,871)	(5,506)
Performance fee compensation—unrealized	19,554	(6,355)

Net performance fees	5,316	11,861

Investment income (loss)—realized	7,222	18,018
Investment income (loss)—unrealized	(1,526)	(12,866)
Interest and other investment income	(1,739)	251
Interest expense	(1,208)	(387)

Net investment income (loss)	2,749	5,016

Performance related earnings	8,065	16,877

Economic net income	$32,975	$36,086

Distributable earnings	$41,126	$40,704

Tradable Credit Group—Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

        Management Fees.    Total management fees increased by $3.9 million, or 11.6%, to $37.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in management fees was primarily driven by funds that launched subsequent to March 31, 2014, including $4.2 million from new CLOs, $1.0 million from new alternative credit funds, and $0.7 million from new high yield funds. This increase was partially offset by fund terminations and liquidations of $2.5 million occurring subsequent to March 31, 2014.

        The effective management fee rate for our funds in the Tradable Credit Group increased from 0.54% for the three months ended March 31, 2014, to 0.58% for the three months ended March 31, 2015. For the three months ended March 31, 2015 and 2014, the effective management fee rates for our long only funds were 0.47% and 0.42%, respectively and for our alternative credit funds were 0.92% and 0.86%, respectively.

        Performance Fees.    Performance fees decreased by $18.1 million, or 76.3%, to $5.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Performance fees for this segment are compromised of the following:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Tradable Credit Group long-only credit funds	$5.1	$3.7
Tradable Credit Group alternative credit funds	0.5	20.0

Total	$5.6	$23.7

        The decrease in performance fees was primarily driven by lower appreciation in NAV across our funds for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Performance fees for the three months ended March 31, 2015 were generated primarily by our long-only credit funds with $5.1 million, including $4.8 million from the CLOs. Additionally, our alternative credit funds contributed $0.5 million of performance fees. Performance fees for the three months ended March 31, 2014 were generated primarily by our alternative credit funds, due to CSF, ICOF, ASIP II and other alternative credit funds contributing $6.8 million, $2.7 million, $1.4 million and $9.1 million respectively. Additionally, our long-only credit funds contributed $3.7 million in performance fees, including $3.1 million from CLOs. For the three months ended March 31, 2015 and 2014, reversals of previously recognized performance fees were approximately $2.7 million and $1.2 million, respectively.

        Compensation and Benefits.    Compensation and benefits decreased by $1.9 million, or 17.7%, to $8.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Incentive based compensation decreased as a result of the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 23.6% of management fees for the three months ended March 31, 2015 compared to 32.1% for the three months ended March 31, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses remained relatively flat compared to the three months ended March 31, 2014, increasing slightly by $0.1 million, or 3.7%, to $3.8 million for the three months ended March 31, 2015.

        Net Investment Income (Loss).    Net investment income decreased by $2.3 million, or 45.2%, to $2.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily due to lower appreciation for the long only and alternative credit funds, which was primarily driven by the special situation funds for the period ended March 31, 2015 and driven by higher interest expense of $0.8 million resulting from the issuance of $250.0 million aggregate principal amount of 4.000% senior notes in the fourth quarter of 2014.

        Fee Related Earnings.    FRE was $24.9 million for the three months ended March 31, 2015 compared to $19.2 million for the three months ended March 31, 2014, representing an increase of $5.7 million or 29.7%. For three months ended March 31, 2014, the increase in FRE was primarily due to an increase in management fees of $3.9 million, and a decrease in compensation and benefits expense of $1.9 million.

        Performance Related Earnings.    PRE was $8.1 million for three months ended March 31, 2015 compared to $16.9 million for the three months ended March 31, 2014. The decrease in PRE of $8.8 million was primarily attributable to the decreases in net performance fees of $6.5 million and net investment income of $2.3 million.

        Economic Net Income.    ENI was $33.0 million for the three months ended March 31, 2015 compared to $36.1 million for the three months ended March 31, 2014, representing a decrease of $3.1 million. The decrease in ENI was primarily driven by decreases in net performance fees of $6.5 million and in net investment income of $2.3 million, partially offset by increase in FRE of $5.7 million.

        Distributable Earnings.    DE increased to $41.1 million for the three months ended March 31, 2015 from $40.7 million for the three months ended March 31, 2014. The increase was primarily due to increases in FRE and net realized performance fees of $5.7 million and $8.7 million, respectively, and was partially offset by a decrease in realized investment income of $13.6 million.

Tradable Credit Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Tradable Credit Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$32,400	$27,928
Commitments(1)	2,336	4,357
Capital reduction(2)	(248)	(584)
Distributions(3)	(570)	(596)
Change in fund value(4)	(540)	255

End of period	$33,378	$31,361

Average AUM	$32,889	$29,644

(1)
Represents net new commitments during the period including both equity and debt commitments, gross inflows into our open ended managed accounts and sub advised accounts, as well as equity offerings by our publicly traded vehicles.

(2)
Represents the permanent reduction in leverage during the period.

(3)
Represents distributions and redemptions, net of recallable amounts.

(4)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $33.4 billion as of March 31, 2015, an increase of $1.0 billion, or 3.0%, compared to total AUM of $32.4 billion as of December 31, 2014. During the three months ended March 31, 2015, the increase in AUM was primarily due to $2.3 billion of new commitments to our funds which was mainly comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $127.4 million of new equity commitments and $613.0 million of new debt commitments in leveraged loan funds;

  •
  $160.9 million of new equity commitments in high yield funds; and

  Tradable Credit Group alternative credit funds:

  •
  $1.4 billion of new equity commitments in special situations funds.

        The increase in AUM was partially offset by a capital reduction of $248.2 million due to net paydowns of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes; distributions of $41.5 million, of which $33.1 million and $8.4 million were attributable to special situations funds and credit opportunities funds, respectively; and redemptions of $528.3 million, largely comprised of $133.9 million in leveraged loan funds and $343.2 million in credit opportunities funds. As of March 31, 2015, change in fund value totaled $540.3 million across our portfolio, of which $630.5 million loss was attributable to leveraged loan funds (primarily unrealized foreign currency losses in European funds) and was partially offset by $94.8 million appreciation from high yield funds.

        Total AUM was $31.4 billion as of March 31, 2014, an increase of $3.4 billion, or 12.3%, compared to total AUM of $27.9 billion as of December 31, 2013. During the three months ended March 31, 2014, the increase in AUM was primarily due to $4.4 billion of new commitments to our funds, which was comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $4.3 billion in commitments to Tradable Credit Group leveraged loan funds, including $316.5 million of new equity commitments and $3.9 billion of new debt commitments; and

  •
  $96.1 million of new equity commitments in Tradable Credit Group high yield funds.

        Capital reduction of $584.1 million was primarily driven by the net pay down of credit facilities by leveraged loan funds which includes amounts related to subordinated notes. Distributions for the three months ended March 31, 2014 totaled $199.1 million, of which $165.7 million was attributable to special situation funds. In addition, redemptions of $396.6 million were comprised of $73.1 million in leveraged loan funds and $279.4 million in special situation funds. As of March 31, 2014, change in fund value totaled $255.1 million across our portfolio.

Tradable Credit Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Tradable Credit Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$25,388	$25,982
Commitments(1)	600	—
Subscriptions/deployment/increase in leverage(2)	812	971
Redemption/distribution/ decrease in leverage(3)	(450)	(3,433)
Change in fund value(4)	(354)	340

End of period	$25,996	$23,860

Average fee earning AUM	$25,692	$24,921

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

        Total fee earning AUM was $26.0 billion as of March 31, 2015, an increase of $0.6 billion, or 2.4%, compared to total fee earning AUM of $25.4 billion as of December 31, 2014. During the three months ended March 31, 2015, the increase in fee earning AUM was due to new commitments of $600.0 million in our leveraged loan funds and $812.3 million of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $76.0 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and

  •
  $96.7 million of subscriptions and/or deployment in Tradable Credit Group high yield funds.

  Tradable Credit Group alternative credit funds:

  •
  $639.7 million of subscriptions and/or deployment in Tradable Credit Group special situations funds.

        The increase in fee earning AUM was partially offset by $450.0 million of redemptions, distributions and decrease in leverage, of which $186.7 million was attributable to a decrease in leverage in our leveraged loan funds. As of March 31, 2015, change in fund value totaled $353.7 million across our portfolio, of which $293.1 million loss was attributable to leveraged loan funds (primarily unrealized foreign currency losses in European funds) and was partially offset by $33.9 million appreciation from high yield funds.

        Total fee earning AUM was $23.9 billion as of March 31, 2014, a decrease of $2.1 billion, or 8.2%, compared to total fee earning AUM of $26.0 billion as of December 31, 2013. During the three months ended March 31, 2014, the decrease in fee earning AUM was primarily due to reduction in leverage of $2.8 billion (for funds that earn fees on a gross asset basis), which includes amounts related to subordinated notes. In addition, distributions of $270.4 million and total redemptions of $348.7 million, mainly comprised of $295.3 million from special situation funds, contributed to the decrease for the period. The decreases in fee earning AUM were partially offset by $339.7 million in change in fund value, of which $164.5 million related to leveraged loan funds, and $971.0 million of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $211.8 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and

  •
  $129.3 million of subscriptions and/or deployment in Tradable Credit Group high yield funds.

  Tradable Credit Group alternative credit funds:

  •
  $245.9 million of subscriptions and/or deployment in Tradable Credit Group special situations funds; and

  •
  $384.0 million of subscriptions and/or deployment in Tradable Credit Group credit opportunities funds.

        The table below breaks out fee earning AUM for the Tradable Credit Group by its respective components for each period:

	As of March 31,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on invested capital(1)	$1,142	$1,767
Fee earning AUM based on market value/other(2)	12,215	10,270
Fee earning AUM based on collateral balances, at par(3)	12,640	11,822

Total fee earning AUM	$25,996	$23,860

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

        The reconciliation of AUM to fee earning AUM for the Tradable Credit Group is presented below for each period.

	As of March 31,
	2015	2014
	(Dollars in millions)
AUM	$33,378	$31,361
Non-fee paying debt	(4,175)	(4,930)
General partner and affiliates	(125)	(163)
Undeployed	(2,558)	(1,143)
Market value/other	(465)	(750)
Fees not activated	(58)	(514)

Fee earning AUM	$25,996	$23,860

Tradable Credit Group—Fund Performance Metrics as of March 31, 2015

        The Tradable Credit Group managed 75 funds as of March 31, 2015 across strategies in long-only and alternative credit. One fund, CSF, contributed 10% or more of the Tradable Credit Group's total management fees for the three months ended March 31, 2015, whereas 37 funds contributed over 1% of the Tradable Credit Group's total management fees for the three months ended March 31, 2015. The Tradable Credit Group manages two of our significant funds: CSF, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit funds and ASIP II, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit. In addition, the following table includes performance information for the fund with the greatest amount of management fees for the three months ended March 31, 2015 for each of the leveraged loan, high yield, special situations and dynamic credit sub-strategies within the Tradable Credit Group, which would not otherwise be presented as significant funds.

		As of March 31, 2015
			Net Returns (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
HY II(2)(3)	2007	$448	8.4	8.7	7.1	Long-only: High yield
CSF(2)(4)	2008	$1,118	11.3	9.2	8.5	Alternative: Credit Opportunities
ICOF I(2)(4)	2008	$184	16.9	17.0	14.5	Alternative: Special Situations
ASIP II(2)(3)	2009	$634	8.8	7.1	5.4	Alternative: Credit Opportunities
SLT(2)(3)(6)	2011	$456	4.2	n/a	4.5	Long-only: Loans
ARDC(5)	2012	$465	5.5	n/a	n/a	Alternative: Dynamic Credit

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Net returns are net of management fees and performance fees as applicable. ICOF I and CSF net returns are also after giving effect to other expenses. Returns are expressed in U.S. Dollars.

(3)
Net returns for the past three year, five year, and since inception periods are annualized net returns calculated by linking monthly net returns. Monthly net returns are calculated by linking daily returns. Prior to January 1, 2015 monthly net returns were calculated using the modified Dietz method, which is an estimate of the time-weighted return and weights portfolio cash flows according to the time they were invested in the portfolio.

(4)
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

(5)
Net returns are annualized net returns and are calculated using the fund's net asset value per share (NAV) and assume dividends are reinvested at the NAV. Additional information related to ARDC can be found on its website www.arespublicfunds.com. The information contained in ARDC's website is not part of this Quarterly Report on Form 10-Q.

(6)
Year of inception represents the year that Ares assumed management of the fund.

Direct Lending Group

        The following table sets forth certain statement of operations data and certain other data of our Direct Lending Group segment for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $29,042 and $28,318 for the three months ended March 31, 2015 and 2014, respectively)	$70,739	$66,204
Administrative fees and other income	77	90
Compensation and benefits	(33,676)	(32,212)
General, administrative and other expenses	(3,294)	(1,914)

Fee related earnings	33,846	32,168

Performance fees—realized	1,889	39
Performance fees—unrealized	8,491	2,292
Performance fee compensation—realized	(1,133)	(29)
Performance fee compensation—unrealized	(5,023)	(1,451)

Net performance fees	4,224	851

Investment income (loss)—realized	1,396	(597)
Investment income (loss)—unrealized	(1,843)	1,524
Interest and other investment income	213	98
Interest expense	(526)	(304)

Net investment income (loss)	(760)	721

Performance related earnings (loss)	3,464	1,572

Economic net income	$37,310	$33,740

Distributable earnings	$34,581	$31,158

Direct Lending Group—Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

        Management Fees.    Total management fees increased by $4.5 million, or 6.9%, to $70.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in management fees was principally driven by additional capital raised by ARCC in 2014, resulting in incremental management fees of $4.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. In addition, our Direct Lending Group's European platform generated an additional $2.4 million in management fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase in management fees was primarily attributable to additional capital deployment of ACE II, and was offset by a decrease in management fees of $2.1 million from one of our European funds due to the liquidation of underlying investments.

        Management fees of the Direct Lending Group also include quarterly fees on the net investment income from ARCC. Total ARCC fees for the three months ended March 31, 2015 and 2014 were $63.0 million and $58.4 million, respectively, of which $29.0 million and $28.3 million were related to ARCC Part I Fees.

        The effective management fee rate decreased by 0.08% from 1.33% for the three months ended March 31, 2014, to 1.25% for the three months ended March 31, 2015. ARCC Part I Fees represented

0.51% and 0.57% of the effective management fee rates for the three months ended March 31, 2015 and 2014, respectively, and contributed to the decrease in the effective management fee rate.

        Performance Fees.    Performance fees increased by $8.0 million, to $10.4 million for the three months ended March 31, 2015 compared to $2.3 million for the three months ended March 31, 2014. The increase in performance fees was primarily driven by increased market appreciation in: (i) ACE II of approximately $4.4 million, (ii) a mezzanine fund of approximately $1.9 million and (iii) ARCC Part II Fees of approximately $0.6 million. We recognized $0.3 million of reversals of previously recognized performance fees for the three months ended March 31, 2015, and $0.8 million of reversals for previously recorded performance fees for the three months ended March 31, 2014.

        Compensation and Benefits.    Compensation and benefits increased by $1.5 million, or 4.5%, to $33.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily driven by merit based increases and increases in headcount primarily related to the Keltic acquisition. This increase was partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 47.6% of management fees for the three months ended March 31, 2015 compared to 48.7% for the three months ended March 31, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.4 million, or 72.1%, to $3.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase in occupancy and office expenses to support the current and future growth in personnel and geographical expansion.

        Net Investment Income (Loss).    Net investment income decreased by $1.5 million to $0.8 million loss for the three months ended March 31, 2015 compared to $0.7 million of income for the three months ended March 31, 2014. The decrease in net investment income was primarily due to a $4.1 million unrealized loss recognized from our investment in an European fund, which was partially offset by gains of $2.0 million from derivative instruments used to hedge against foreign exchange rate fluctuations.

        Fee Related Earnings.    FRE was $33.8 million for the three months ended March 31, 2015 compared to $32.2 million for the three months ended March 31, 2014. The increase of $1.7 million was due to an increase in management fees of $4.5 million, partially offset by increases in compensation and benefits and general, administrative and other expenses of $1.5 million and $1.4 million, respectively.

        Performance Related Earnings.    PRE was $3.5 million for three months ended March 31, 2015 compared to $1.6 million for the three months ended March 31, 2014. The increase in PRE of $1.9 million was primarily attributable to an increase in net performance fees of $3.4 million, partially offset by a decrease in net investment income of $1.5 million.

        Economic Net Income.    ENI was $37.3 million for the three months ended March 31, 2015 compared to $33.7 million for the three months ended March 31, 2014, representing an increase of $3.6 million. The increase in ENI for the three months ended March 31, 2015 was due to increases in FRE of $1.7 million and PRE of $1.9 million.

        Distributable Earnings.    DE increased to $34.6 million for the three months ended March 31, 2015 from $31.2 million for the three months ended March 31, 2014. The increase of $3.4 million was primarily due to an increase in FRE of $1.7 million and realized investment income of $1.9 million.

Direct Lending Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Direct Lending Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$28,651	$27,493
Commitments(1)	700	128
Capital reduction(2)	(182)	(83)
Distributions(3)	(203)	(153)
Change in fund value(4)	(273)	178

End of period	$28,693	$27,563

Average AUM	$28,672	$27,528

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

        Total AUM was $28.7 billion as of March 31, 2015, an increase of $42.1 million, or 0.1%, compared to total AUM of $28.7 billion as of December 31, 2014. During the three months ended March 31, 2015, the increase in AUM was primarily due to $0.7 billion of new commitments to our funds, which was comprised of:

  •
  $270.5 million in new debt commitments to ARCC; and

  •
  $422.8 million in new equity and new debt commitments to other U.S. Direct Lending funds.

        The increases in AUM were partially offset by distributions of $197.9 million, redemptions of $13.3 million and reduction in leverage of $181.7 million, which includes amounts related to subordinated notes. ARCC accounted for $135.1 million of the total distributions and $147.0 million of the reduction in leverage. In addition, net change in fund value totaled $273.1 million across the portfolio for the three months ended March 31, 2015, of which $399.3 million was primarily attributable to our Direct Lending Group's European funds. ACE II accounted for $137.7 million of the total change in fund value.

        Total AUM was $27.6 billion as of March 31, 2014, an increase of $70 million, or 0.3%, compared to total AUM of $27.5 billion as of December 31, 2013. During the three months ended March 31, 2014, the increase in AUM was primarily due to $127.8 million of new commitments to our funds, which was mainly comprised of:

  •
  $110.0 million in new debt commitments to ARCC; and

  •
  $12.5 million in new equity commitments to other U.S. Direct Lending funds.

        The increases in AUM were partially offset by distributions of $140.2 million, redemptions of $2.6 million, and reduction in leverage of $82.7 million, which includes amounts related to subordinated notes. ARCC accounted for $128.1 million of the total distributions. In addition, change in fund value totaled $177.9 million across the portfolio for the three months ended March 31, 2014, of which $116.8 million was attributable to ARCC.

Direct Lending Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Direct Lending Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$22,681	$19,581
Commitments(1)	408	5
Subscriptions/deployment/increase in leverage(2)	390	487
Redemption/distribution/ decrease in leverage(3)	(1,292)	(395)
Change in fund value(4)	429	454
Change in fee basis(5)	(37)	—

End of period	$22,580	$20,133

Average fee earning AUM	$22,631	$19,857

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

        Total fee earning AUM was $22.6 billion as of March 31, 2015, a decrease of $101.3 million, or 0.4%, compared to total fee earning AUM of $22.7 billion as of December 31, 2014. During the three months ended March 31, 2015, the decrease in fee earning AUM was primarily due to redemptions, distributions and decrease in leverage (for funds that earn fees on a gross asset basis) of $1.3 billion. Total distributions for the three months ended March 31, 2015 were $217.1 million, of which $135.1 million was attributable to ARCC. Total decrease in leverage for the three months ended March 31, 2015 was $1.1 billion, which includes amounts related to subordinated notes. ARCC accounted for $699.8 million of the total decrease in leverage. The decrease in fee earning AUM was partially offset by new commitments of $408.3 million and $389.8 million of subscriptions and capital deployment in our funds, of which $347.8 million was attributable to our Direct Lending Group's European funds. In addition, change in fund value totaled $429.4 million across the portfolio for the three months ended March 31, 2015. ARCC accounted for $475.0 million of the total change in fund value.

        Total fee earning AUM was $20.1 billion as of March 31, 2014, an increase of $0.6 billion, or 2.8%, compared to total fee earning AUM of $19.6 billion as of December 31, 2013. During the three months ended March 31, 2014, the increase in fee earning AUM was primarily due to $487.2 million of subscriptions and capital deployment in our funds, of which $237.8 million was attributable to our Direct

Lending Group's European funds. The increases in fee earning AUM were partially offset by net distributions, redemptions and reduction in leverage (for funds that earn fees on a gross asset basis) of $394.5 million. Total distributions for the three months March 31, 2014 ended were $195.9 million, of which $128.1 million was attributable to ARCC. Total reduction in leverage for the three months ended March 31, 2014 was $198.6 million, which includes amounts related to subordinated notes. In addition, change in fund value totaled $454.2 million across our portfolio during the three months ended March 31 2014, of which $275.0 million was attributable to ARCC.

        Components of fee earning AUM for the Direct Lending Group are presented below for each period.

	As of March 31,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on invested capital(1)	$2,625	$2,178
Fee earning AUM based on market value/other(2)	9,838	8,581
Fee earning AUM based on collateral balances, at par(3)	10,117	9,374

Total fee earning AUM	$22,580	$20,133

(1)
Reflects limited partner invested capital.

(2)
Market value/other includes ARCC fee earning AUM which is based on the average value of total assets less cash.

(3)
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

        The reconciliation of fee earning AUM for the Direct Lending Group is presented below for each period.

	As of March 31,
	2015	2014
	(Dollars in millions)
AUM	$28,693	$27,563
Non-fee paying debt	(570)	(276)
General partner and affiliates' cross holdings	(128)	(297)
Undeployed	(5,397)	(6,894)
Market value/other	(18)	36

Fee earning AUM	$22,580	$20,133

Direct Lending Group—Fund Performance Metrics as of March 31, 2015

        The Direct Lending Group manages 34 funds in the United States and Europe. While the group manages a range of funds, ARCC and ACE II, each considered a significant fund, combine for over 90% of Direct Lending Group's total management fees for the three months ended March 31, 2015. ARCC is a publicly-traded business development company that principally originates and invests in first lien senior secured loans, second lien senior secured loans and mezzanine debt in the United States. ARCC has increased its AUM from approximately $300 million in 2004 to $10.7 billion in the 2015 and is the largest of our funds both by AUM and management fee revenue. ACE II is a 2013 vintage commingled fund focused on direct lending to European middle market companies.

		As of March 31, 2015
			Net Returns (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ARCC(2)	2004	$10,718	12.4	18.0	13.1	U.S. direct lending
ACE II(3)(4)	2013	$1,597	6.1	n/a	n/a	European direct lending

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

(2)
Net returns are annualized net returns and are calculated using the fund's net asset value per share (NAV) and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found on its website www.arescapitalcorp.com. The information contained in ARCC's website is not part of this Quarterly Report on Form 10-Q.

(3)
The annualized net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners and the fee-paying partners' ending capital for the period. Cash flows for net return calculations are based on the actual dates of the cash flows. Net returns are net of management fees, the general partner's carried interest and other expenses.

(4)
ACE II is made up of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The since inception net IRR presented in the chart is for the U.S. Dollar denominated feeder fund. All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate. The since inception net IRR for the Euro denominated feeder fund is 12.3% and is calculated using the same methodology described in footnote 3 above. The variance between the since inception net IRRs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. Denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

        The following table presents certain additional performance data for the group's significant funds and other funds that in each case are structured as closed-end, private commingled funds:

	As of March 31, 2015 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)(5)	Net MoIC(4)(5)
ACE II	$1,216	$744	$33	$896	$929	1.3x	1.3x

(1)
Realized proceeds represent the sum of all cash distributions to all partners.

(2)
Unrealized value represents the fund's net asset value as of March 31, 2015.

(3)
The gross multiple of invested capital ("MoIC") as of March 31, 2015is before giving effect to management fees, the general partner's carried interest and other expenses. The multiple is calculated at the fund-level and is based on the interests of all partners.

(4)
The Net MoIC as of March 31, 2015 is after giving effect to management fees, the general partner's carried interest and other expenses. The multiple is calculated at the fund-level and is based on the interests of the fee-paying limited partners and excludes those interests attributable to the non-fee paying limited partners and the general partner.

(5)
ACE II is made up of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the U.S. Dollar denominated feeder fund. The gross and net MoIC for the Euro denominated feeder fund are 1.2x and 1.2x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. Denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

Private Equity Group

        The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Management fees	$36,589	$23,196
Management fees—previously deferred fees	—	—

Total management fees	36,589	23,196
Administrative fees and other income	13	76
Compensation and benefits	(12,321)	(8,195)
General, administrative and other expenses	(3,118)	(2,000)

Fee related earnings	21,163	13,077

Performance fees—realized	425	13,086
Performance fees—unrealized	87,331	21,341
Performance fee compensation—realized	(340)	(10,472)
Performance fee compensation—unrealized	(69,981)	(16,912)

Net performance fees	17,435	7,043

Investment income (loss)—realized	4,172	1,131
Investment income (loss)—unrealized	(1,442)	15,156
Interest and other investment income	4,485	2,785
Interest expense	(1,680)	(623)

Net investment income (loss)	5,535	18,449

Performance related earnings	22,970	25,492

Economic net income	$44,133	$38,569

Distributable earnings	$27,086	$18,698

Private Equity Group—Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

        Management Fees.    Total management fees increased by $13.4 million, or 57.7%, to $36.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was principally attributable to $14.2 million related to the management fee contracts obtained in the acquisition of EIF in the first quarter of 2015. This was partially offset by the sale of portfolio company investments in ACOF II, which reduced invested capital on which fees are earned. The effective management fee rate increased by 0.33% from 1.27% for the three months ended March 31, 2014, to 1.60% for the three months ended March 31, 2015, also driven by the acquired EIF management fee contracts, which have management fee rates between 1.50% and 2.00%.

        Performance Fees.    Performance fees increased by $53.3 million, or 154.9%, to $87.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven by an increase in performance fees from ACOF IV of approximately $31.8 million, as the fund exceeded its hurdle for the first time in the third quarter of 2014. Additionally, ACOF III generated an increase in performance fees of approximately $13.1 million due to appreciation of investments. For the three months ended March 31, 2015 and 2014, reversals of previously recognized performance fees were approximately $1.7 million and $1.6 million, respectively.

        Compensation and Benefits.    Compensation and benefits increased by $4.1 million, or 50.3%, to $12.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily driven by incremental compensation expenses from the addition of personnel as a result of the EIF acquisition as well as merit-based increases. This increase was partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 33.7% of recurring management fees for the three months ended March 31, 2015 compared to 35.3% for the three months ended March 31, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.1 million, or 55.9%, to $3.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was attributable to increases in occupancy and office expenses related to our growth in personnel due to the EIF acquisition.

        Net Investment Income (Loss).    Net investment income decreased by $12.9 million, or 70.0%, to $5.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in net investment income was primarily driven by an unrealized loss of $7.7 million in ACOF Asia for the three months ended March 31, 2015 when compared to unrealized gain of $13.2 million during the three months ended March 31, 2014. This decrease was partially offset by net gains recognized on our investments in ACOF III and ACOF IV of $2.0 million and $1.5 million, respectively.

        Fee Related Earnings.    FRE was $21.2 million for the three months ended March 31, 2015 compared to $13.1 million for the three months ended March 31, 2014, representing an increase of $8.1 million. The increase was primarily due to an increase in management fees of $13.4 million, partially offset by increases in compensation and benefits and general, administrative and other expense of $4.1 million and $1.1 million, respectively.

        Performance Related Earnings.    PRE was $23.0 million for the three months ended March 31, 2015 compared to $25.5 million for the three months ended March 31, 2014. The decrease in PRE of $2.5 million was primarily attributable to the offsetting of a decrease in net investment income of $12.9 million and an increase in net performance fees of $10.4 million.

        Economic Net Income.    ENI was $44.1 million for the three months ended March 31, 2015 compared to $38.6 million for the three months ended March 31, 2014, representing an increase of $5.6 million. The increase in ENI for the three months ended March 31, 2015 was due to increases in FRE and net performance fees of $8.1 million and $10.4 million, respectively, partially offset by a decrease in net investment income of $12.9 million.

        Distributable Earnings.    DE was $27.1 million for the three months ended March 31, 2015 compared to $18.7 million for the three months ended March 31, 2014. The increase was primarily due to increases in FRE and net realized investment income of $8.1 million and $3.7 million, respectively, partially offset by decrease in net realized performance fees of $2.5 million.

Private Equity Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Private Equity Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$10,135	$9,862
Acquisitions(1)	4,581	—
Capital reduction(2)	(1)	(3)
Distributions(3)	(373)	(288)
Change in fund value(4)	481	255

End of period	$14,823	$9,826

Average AUM	$12,479	$9,844

(1)
Represents AUM as of January 1, 2015 for the EIF acquisition. Previously reported at approximately $4.0 billion.

(2)
Represents the permanent reduction in capital during the period.

(3)
Represents distributions, net of recallable amounts.

(4)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $14.8 billion as of March 31, 2015, an increase of $4.7 billion, or 46.3%, compared to total AUM of $10.1 billion as of December 31, 2014. For the three months ended March 31, 2015, the increase in AUM was primarily driven by the acquisition of EIF representing $4.6 billion. This increase was partially offset by gross distributions of $373.0 million, of which ACOF III accounted for $173.4 million. Change in fund value totaled $480.7 million as of March 31, 2015, of which ACOF III and ACOF IV accounted for $237.4 million and $168.4 million, respectively.

        Total AUM was $9.8 billion as of March 31, 2014, a decline of $35.8 million, or 0.4%, compared to total AUM of $9.9 billion as of December 31, 2013. For the three months ended March 31, 2014, the decrease in AUM was primarily driven by net distributions of $288.0 million, comprised of gross distributions of $359.4 million and offset by $71.4 million in recallable amounts. ACOF III accounted for $95.9 million of the total gross distributions. Change in fund value totaled $254.9 million across our private equity portfolio as of March 31, 2014.

Private Equity Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Private Equity Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$7,172	$7,212
Acquisitions	4,046	—
Subscriptions/deployment/increase in leverage(1)	69	268
Redemption/distribution/ decrease in leverage(2)	(177)	(52)
Change in fund value(3)	(2)	—

End of period	$11,107	$7,428

Average fee earning AUM	$9,140	$7,320

(1)
Represents subscriptions and capital deployment.

(2)
Represents redemptions and distributions.

(3)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

        Total fee earning AUM was $11.1 billion as of March 31, 2015, an increase of $3.9 billion, or 54.9%, compared to total fee earning AUM of $7.2 billion as of December 31, 2014. For the three months ended March 31, 2015, the increase in fee earning AUM was driven by the acquisition of EIF representing $4.0 billion. In addition, subscriptions and capital deployment contributed $68.9 million to the increase. The increase was partially offset by redemptions, distributions and decrease in leverage of $177.0 million, primarily attributable to USPF III.

        Total fee earning AUM was $7.4 billion as of March 31, 2014, an increase of $215.5 million, or 3.0%, compared to total fee earning AUM of $7.2 billion as of December 31, 2013. For the three months ended March 31, 2014, the increase in fee earning AUM was primarily driven by subscriptions and capital deployment in funds of limited partner capital totaling $268.2 million, mainly attributable to ACOF III.

        The components of fee earning AUM for the Private Equity Group is presented below for each period.

	As of March 31, 2015	As of March 31, 2014
	(Dollars in millions)
Fee earning AUM based on capital commitments(1)	$6,662	$4,555
Fee earning AUM based on invested capital(2)	4,446	2,873

Total fee earning AUM	$11,107	$7,428

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

  •
  the impact of changes in market value.

        The reconciliation of AUM to fee earning AUM for the Private Equity Group is presented below for each period.

	As of March 31,
	2015	2014
	(Dollars in millions)
AUM	$14,823	$9,826
General partner and affiliates	(729)	(643)
Undeployed	(915)	(737)
Market value/other	(1,970)	(864)
Fees not activated	(102)	(154)

Fee earning AUM	$11,107	$7,428

Private Equity Group—Fund Performance Metrics as of March 31, 2015

        The Private Equity Group managed thirteen commingled funds and related co-investment vehicles as of March 31, 2015. ACOF III, ACOF IV, USPF III and USPF IV, each considered a significant fund, combine for approximately 90% of the Private Equity Group's management fees for the three months ended March 31, 2015. Each of our U.S. / European Flexible Capital private equity funds focuses on majority or shared-control investments, principally in under-capitalized companies. ACOF III is in harvest mode, meaning it is not seeking to deploy capital into new investment opportunities, while ACOF IV is in deployment mode. Each of our U.S. power and energy assets funds focuses on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV, acquired in connection with the acquisition of EIF in January 2015, are in harvest mode and deployment mode, respectively. In addition, performance information for ACOF Asia has been included to provide information about the China growth capital sub-strategy within the Private Equity Group.

		As of March 31, 2015
			Net Returns (%)(2)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
USPF III(3)	2007	$1,429	6.1	8.3	12.7	U.S. Power and Energy Assets
ACOF III(4)	2008	$4,088	23.3	25.0	18.1	U.S./European flexible capital
USPF IV(3)	2010	$1,889	16.4	n/a	20.6	U.S. Power and Energy Assets
ACOF Asia(5)	2011	$250	n/a	n/a	n/a	China growth capital
ACOF IV(4)	2012	$5,066	12.0	n/a	n/a	U.S./European flexible capital

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Net returns are net of management fees, the general partner's carried interest and other expenses.

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

(5)
Information not yet meaningful due to limited operating history.

        For the group's significant funds and other funds that in each case are structured as closed-end, private commingled funds, the following table presents certain additional performance data.

	As March 31, 2015 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
USPF III	$1,350	$1,639	$1,045	$1,216	$2,261	1.4x	1.4x
ACOF III	$3,510	$3,775	$3,931	$3,641	$7,572	2.0x	1.7x
USPF IV	$1,688	$1,002	$177	$1,304	$1,481	1.5x	1.3x
ACOF Asia	$220	$170	$31	$223	$255	1.5x	1.3x
ACOF IV	$4,700	$2,552	$6	$3,118	$3,124	1.2x	1.1x

(1)
Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)
Unrealized value represents the fair value of remaining investments as of March 31, 2015. There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of March 31, 2015 is before giving effect to taxes, management fees, the general partner's carried interest and other expenses. The multiple is calculated at the investment-level and is based on the interests of all partners.

(4)
The Net MoIC as of March 31, 2015 is after giving effect to management fees, the general partner's carried interest and other expenses. For ACOF III, ACOF Asia, and ACOF IV, the multiple is calculated at the investment-level and is based on the interests of the fee-paying limited partners and excludes those interests attributable to the non-fee paying limited partners and the general partner. For USPF III and USPF IV, the multiple is calculated at the fund-level and is based on the interests of the fee-paying limited partners.

Real Estate Group

        The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Management fees	$17,378	$16,768
Administrative fees and other income	856	1,290
Compensation and benefits	(10,131)	(11,485)
General, administrative and other expenses	(2,545)	(4,267)

Fee related earnings	5,558	2,306

Performance fees—realized	—	—
Performance fees—unrealized	319	2,950
Performance fee compensation—realized	—	—
Performance fee compensation—unrealized	403	—

Net performance fees	722	2,950

Investment income (loss)—realized	132	730
Investment income (loss)—unrealized	196	(862)
Interest and other investment income	29	11
Interest expense	(270)	(325)

Net investment income (loss)	87	(446)

Performance related earnings	809	2,504

Economic net income	$6,367	$4,810

Distributable earnings	$3,382	$1,499

Real Estate Group—Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

        Management Fees.    Total management fees increased by $0.6 million, or 3.6%, to $17.4 million for the three months ended March 31, 2015 from $16.8 million for the three months ended March 31, 2014. The increase in management fees was driven by EU IV and U.S. VIII, which increased by $4.1 million and $2.1 million, respectively. This increase was offset by decreases of $1.5 million, $0.7 million and $0.4 million attributable to Ares European Real Estate Fund III ("EU III"), Ares European Real Estate Fund II, and AREA Real Estate Opportunity Fund VI, L.P., respectively, which are all past reinvestment period. The increase was further offset by $1.6 million resulting from the termination of certain U.S. debt management fee contracts. The effective management fee rate increased by 0.05% from 1.10% for the three months ended March 31, 2014, to 1.15% for the three months ended March 31, 2015.

        Performance Fees.    Performance fees decreased by $2.6 million, or 89.2%, to $0.3 million for the three months ended March 31, 2015 from $3.0 million for the three months ended March 31, 2014. The decrease primarily relates to a Real Estate equity fund, which generated performance fees of $1.0 million for the three months ended March 31, 2015, a decrease of $2.0 million from the three months ended March 31, 2014. For the three months ended March 31, 2015, reversals of previously recognized performance fees were approximately $0.7 million. There were no reversals of previously recognized performance fees for the three months ended March 31, 2014.

        Compensation and Benefits.    Compensation and benefits decreased by $1.4 million, or 11.8%, to $10.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease reflects a change in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 58.3% of management fees for the three months ended March 31, 2015 compared to 68.5% for the three months ended March 31, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $1.7 million, or 40.4%, to $2.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a decrease in office lease costs and overhead resulting from the consolidation of our offices in the United States and United Kingdom.

        Net Investment Income (Loss).    Net investment income increased by $0.5 million to $0.1 million net investment income for the three months ended March 31, 2015, from a loss of $0.4 million for the three months ended March 31, 2014. The increase in net investment income in the first quarter of 2014 was primarily due to Real Estate Group equity funds that experienced market depreciation for the three months ended March 31, 2014 and market appreciation for the same period of 2015.

        Fee Related Earnings.    FRE was $5.6 million for the three months ended March 31, 2015 compared to $2.3 million for the three months ended March 31, 2014. The increase in FRE of $3.3 million was primarily attributable to an increase in management fees of $0.6 million and by decreases in compensation and benefits and general, administrative and other expenses of $1.4 million and $1.7 million, respectively.

        Performance Related Earnings.    PRE was $0.8 million for the three months ended March 31, 2015 compared to $2.5 million for the three months ended March 31, 2014. The decrease in PRE of $1.7 million was primarily attributable to a decrease in net performance fees of $2.2 million, partially offset by an increase in net investment income of $0.5 million.

        Economic Net Income (Loss).    ENI was $6.4 million for the three months ended March 31, 2015 compared to $4.8 million for the three months ended March 31, 2014, representing an increase of $1.6 million. The increase in ENI for the three months ended March 31, 2015 was primarily driven by increases in FRE of $3.3 million and in net investment income of $0.5 million, partially offset by a decrease in net performance fees of $2.2 million.

        Distributable Earnings (Loss).    DE was $3.4 million for the three months ended March 31, 2015 compared to a $1.5 million for the three months ended March 31, 2014. The increase was primarily driven by an increase in FRE of $3.3 million. The increase was partially offset by decreases in net realized investment income of $0.5 million and by placement fees recorded in connection with the new Real Estate Group equity funds.

Real Estate Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Real Estate Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$10,575	$8,721
Commitments(1)	(69)	350
Capital reduction(2)	(187)	(724)
Distributions(3)	(261)	(244)
Change in fund value(4)	(25)	193

End of period	$10,033	$8,296

Average AUM	$10,304	$8,509

(1)
Represents net new commitments during the period, including equity and debt commitments, as well as equity offerings by our publicly traded vehicles and is offset by return of uncalled commitments to the investors.

(2)
Represents the permanent reduction in leverage during the period.

(3)
Represents distributions and redemptions, net of callable amounts.

(4)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

        Total AUM was $10.0 billion as of March 31, 2015, a decrease of $0.5 billion, or 5.1%, compared to total AUM of $10.6 billion as of December 31, 2014. For the three months ended March 31, 2015, the decrease in AUM was primarily driven by capital reductions of $187.5 million due to debt repayments in ACRE and distributions of $260.8 million, of which $171.0 million was attributable to U.S. equity funds. In addition, as of March 31, 2015, change in fund value totaled $24.9 million across our portfolio.

        Total AUM was $8.3 billion as of March 31, 2014, a decline of $0.4 billion, or 4.9%, compared to total AUM of $8.7 billion as of December 31, 2013. For the three months ended March 31, 2014, the decrease in AUM was primarily due to reduction in leverage of $724.1 million and distributions of $243.6 million, comprised of $204.1 million and $39.5 million of real estate equity funds and real estate debt funds, respectively. This decrease was partially offset by $445.0 million of new debt commitments attributable to ACRE and change in fund value of $192.7 million across our portfolio.

Real Estate Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Real Estate Group:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$6,118	$6,388
Commitments(1)	164	254
Subscriptions/deployment/increase in leverage(2)	76	5
Redemption/distribution/ decrease in leverage(3)	(150)	(773)
Change in fund value(4)	(66)	(26)
Change in fee basis(5)	(162)	(39)

End of period	$5,980	$5,808

Average fee earning AUM	$6,049	$6,098

(1)
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

        Total fee earning AUM was $6.0 billion as of March 31, 2015, a decrease of $137.9 million, or 2.3%, compared to total fee earning AUM of $6.1 billion as of December 31, 2014. For the three months ended March 31, 2015, the decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $150.2 million, change in fee basis of $161.9 million and change in fund value of $66.0 million. The decrease was partially offset by commitments of $164.4 million and subscriptions, capital deployment and an increase in leverage of $75.9 million.

        Total fee earning AUM was $5.8 billion as of March 31, 2014, a decline of $0.6 billion, or 9.1%, compared to total fee earning AUM of $6.4 billion as of December 31, 2013. For the three months ended March 31, 2014, the decrease in fee earning AUM was primarily driven by net distributions, redemption and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $773.3 million, of which $146.2 million and $567.8 million were attributable to real estate U.S. equity and real estate debt funds, respectively. Total distributions of $219.4 million for the three months ended March 31, 2014 consisted $205.5 million and $14.0 million of real estate equity funds and real estate debt funds, respectively. In addition, total reduction in leverage for the three months ended March 31, 2014 was $553.8 million, which is primarily related to the sale of a collateral debt obligation.

        Components of Fee earning AUM for the Real Estate Group are presented below for each period.

	As of March 31,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on capital commitments(1)	$2,602	$1,420
Fee earning AUM based on invested capital(2)	2,987	3,776
Fee earning AUM based on market value/other(3)	392	612

Total fee earning AUM	$5,980	$5,808

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

        The reconciliation of fee earning AUM for the Real Estate Group is presented below for each period.

	As of March 31,
	2015	2014
	(Dollars in millions)
AUM	$10,033	$8,296
SUN-ARES joint venture	(138)	(142)
General partner and affiliates	(65)	(54)
Non-fee paying debt	(1,487)	(964)
Undeployed	(1,255)	(352)
Market value/other	(723)	(420)
Fees not activated	—	(167)
Fees deactivated	(385)	(389)

Fee earning AUM	$5,980	$5,808

Real Estate Group—Fund Performance Metrics as of March 31, 2015

        The Real Estate Group managed 42 funds in real estate debt and real estate equity as of March 31, 2015. Three of the funds in our Real Estate Group, EU III, EU IV and U.S. VIII, contributed 10% or more of the Real Estate Group's management fees for the three months ended March 31, 2015, whereas 13 funds contributed over 1%. The Real Estate Group managed four significant funds, EU III, EU IV and U.S. VIII, which are commingled, private equity funds focused on real estate assets located in Europe, with a focus on the UK, France and Germany, and the United States, and ACRE, a publicly-traded, specialty finance company and real estate investment trust whose common stock is listed on the New York Stock Exchange.

		As of March 31, 2015
			Net Returns(2)/ Effective Yield (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
EU III(3)(5)	2007	$529	5.7	9.0	8.1	Real estate equity
ACRE(4)	2012	$1,889	6.1	n/a	n/a	Real estate debt
EU IV(6)	2013	$1,265	n/a	n/a	n/a	Real estate equity
U.S. VIII(6)	2013	$820	n/a	n/a	n/a	Real estate equity

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Returns are net of management fees, the general partner's carried interest and other expenses.

(3)
The net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners, and the fee-paying partners' ending capital for the period. The past five- and three-years net returns are calculated using beginning partners' capital for the fee-paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(4)
The return shown is an effective yield that represents the dollar weighted average of the unleveraged effective yield of ACRE's principal lending portfolio measured at the end of the twelve quarterly periods ending March 31, 2015. Unleveraged effective yield is based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults and does not take into consideration the impact of leverage utilized by ACRE, fees, expenses and other costs incurred by ACRE or its stockholders, which are expected to be significant. Unleveraged effective yield does not represent net returns to investors of ACRE. Additional information related to ACRE can be found on its website www.arescre.com. The information contained in ACRE's website is not part of this Quarterly Report on Form 10-Q.

(5)
EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The net IRRs presented in the chart are for the Euro-denominated fund. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. Since inception, 5-year and 3-year net IRRs for the USD-denominated fund are 4.5%, 7.8% and 6.9%, respectively, and are calculated using the same methodology described in footnote 3 above.

(6)
Information not yet meaningful due to limited operating history.

        For the group's significant funds and other funds that in each case are structured as closed-end private commingled funds, the following table presents certain additional performance data.

	As of March 31, 2015 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
EU III(5)	$1,375	$1,226	$1,094	$484	$1,578	1.4x	1.2x
EU IV(6)	$1,302	$302	$—	$302	$302	1.0x	0.8x
U.S. VIII	$823	$170	$7	$186	$193	1.1x	0.9x

(1)
Realized proceeds include distributions of operating income, sales and financing proceeds received through March 31, 2015.

(2)
Unrealized value represents the fair value of remaining real estate investments as of March 31, 2015 (excluding balance sheet items). There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of March 31, 2015 is before giving effect to taxes, management fees, the general partner's carried interest and other expenses. The multiple is calculated at the investment-level and is based on the interests of the fee-paying partners.

(4)
The Net MoIC as of March 31, 2015 is after giving effect to management fees, the general partner's carried interest and other expenses. The multiple is calculated at the fund-level and is based on the interests of the fee-paying partners.

(5)
EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The gross and net MoIC presented in the chart are for the Euro-denominated fund. The gross and net MoIC for the USD-denominated fund are 1.3 and 1.2, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing rate at the time of fund's closing. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(6)
EU IV is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The gross and net MoIC presented in the chart are for the U.S. Dollar-denominated fund. The gross and net MoIC for the Euro fund are 1.0 and 0.8, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for EU IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Operations Management Group

        The following table sets forth certain statement of operations data and certain other data of the OMG for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Administrative fees and other income	$6,385	$5,392
Compensation and benefits	(28,914)	(27,657)
General, administrative and other expenses	(15,326)	(13,535)

Fee related earnings (loss)	(37,855)	(35,800)

Economic net income (loss)	$(37,855)	$(35,800)

Distributable earnings (loss)	$(38,880)	$(37,512)

Operations Management Group—Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

        Administrative Fees and Other Income.    Administrative fees and other income increased by $1.0 million, or 18.4%, to $6.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to new administrative fees associated with services provided to Ares Commercial Finance L.P. and Ares Dynamic Credit Allocation Fund of $1.1 million and $0.2 million, respectively.

        Compensation and Benefits.    Compensation and benefits increased by $1.3 million, or 4.5%, to $28.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to merit based increases, increases in headcount from the expansion of our infrastructure groups and the addition of personnel hired in connection with the Keltic and EIF acquisitions. This increase was partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.8 million, or 13.2%, to $15.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Occupancy, communication and information systems costs have increased to support our global platform expansion as a result of the EIF and Keltic acquisitions.

        Distributable Loss.    Total distributable loss increased by $1.4 million, or 3.6%, to $38.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was due to the increase in general, administrative and other expenses.

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Economic net income:
Income before taxes	$406,565	$274,675

Adjustments
Amortization of intangibles	10,892	8,831
Depreciation expense	1,273	2,059
Equity compensation expenses	7,921	5,339
Acquisition-related expenses	2,224	1,421
Placement fees and underwriting costs	3,045	1,052
OMG expenses, net	37,855	35,800
Other non-cash items	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds	(349,001)	(215,972)

Total consolidation adjustments and reconciling items	(285,780)	(161,470)

Economic net income	120,785	113,205

Total performance fee income—realized	(35,639)	(23,338)
Total performance fee income—unrealized	(68,449)	(40,092)
Total performance fee compensation expense—realized	21,344	16,007
Total performance fee compensation expense—unrealized	55,048	24,718
Net investment income	(7,611)	(23,740)

Fee related earnings	$85,477	$66,760

Management fees	$162,316	$139,861
Administrative fees and other income	967	1,473
Compensation and benefits	(65,017)	(62,697)
General, administrative and other expenses	(12,788)	(11,877)

Fee related earnings	$85,477	$66,760

Distributable earnings:
Income before taxes	$406,565	$274,675

Adjustments:
Amortization of intangibles	10,892	8,831
Equity compensation expenses	7,921	5,339
OMG distributable loss	38,880	37,512
Non-cash acquisition-related expenses	1,251	—
Taxes paid	(479)	—
Dividend equivalent	(912)	—
Other non-cash items	(156)	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds	(349,001)	(215,972)
Unrealized performance fees	(68,449)	(40,092)
Unrealized performance fee compensation	55,048	24,718
Unrealized investment and other income (loss)	4,615	(2,952)

Distributable earnings	$106,175	$92,059

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Fee related earnings	$85,477	$66,760

Performance fee—realized	35,639	23,338
Performance fee compensation expense—realized	(21,344)	(16,007)
Investment and other income realized, net	12,226	20,788

Net performance related earnings—realized	$26,521	$28,119

Less:
Dividend equivalent	(684)	—
One-time acquisition costs	(724)	—
Income tax expense	(476)	—
Non-cash income items	(156)	—
Placement fees and underwriting costs	(3,045)	(1,052)
Non-cash depreciation and amortization	(739)	(1,768)

Distributable earnings	$106,175	$92,059

Liquidity and Capital Resources

Sources and Uses of Liquidity

        Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including carried interest and performance fees, (4) realizations on our investments and (5) net borrowing provided by the Credit Facility (as defined below). As of March 31, 2015, our cash and cash equivalents were $69.4 million, including investments in money market funds, and we had $970 million of available borrowings under the Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.

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

        Our accrued performance fees by segment as of March 31, 2015, gross and net of accrued clawback obligations, are set forth below:

	As of March 31, 2015
	Accrued Performance Fees	Accrued Clawback Obligation	Net Accrued Performance Fees
	(Dollars in thousands)
Asset class
Tradable Credit Group	$143,363	$—	$143,363
Direct Lending Group	23,442	—	23,442
Private Equity Group	419,696	—	419,696
Real Estate Group	3,807	—	3,807

Total	$590,308	$—	$590,308

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(15)	$1,009
Net cash used in investing activities	(68)	(4)
Net cash provided by (used in) financing activities	33	(1,059)
Effect of foreign exchange rate change	(29)	1

Net change in cash and cash equivalents	$(79)	$(53)

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

        Our net cash flow provided by (used in) operating activities was $(15.5) million and $1.0 billion for the three months ended March 31, 2015 and 2014, respectively. These amounts primarily include (1) net proceeds (purchases) from investments by our Consolidated Funds, net of purchases of investments, of $0.1 billion and $0.8 billion for the three months ended March 31, 2015 and 2014, respectively, and (2) net income attributable to non-controlling interests in our Consolidated Funds of $347.2 million and $225.2 million for the three months ended March 31, 2015 and 2014, respectively. These amounts also represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. Our increasing working capital needs reflect the growth of our business while the fund related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us the necessary liquidity to manage short term fluctuations in working capital as well as to meet our short term commitments.

Investing Activities

        Our investing activities generally reflect cash used for certain acquisitions and fixed assets. Purchases of fixed assets were $3.2 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease for the period was primarily due to the consolidation of our London offices in the first quarter of 2014, which resulted in greater leasehold improvements capitalized and fixed asset purchases.

        In connection with certain business combinations and acquisitions of certain investment management contracts, we record the fair value of such contracts as an intangible asset. During the three months ended March 31, 2015, we used $64.4 million of cash, net of cash acquired, to complete the EIF acquisition; during the three months ended March 31, 2014, we did not purchase any management contracts.

Financing Activities

        Financing activities represent a net use of cash in each of the historical periods presented. Net distributions to non-controlling interests in our Consolidated Funds remained consistent at $0.3 billion for the three months ended March 31, 2015 and 2014. Contributions decreased from $158.6 million to $77.5 million for the three months ended March 31, 2015 and 2014, respectively, which we would expect to continue as a significant number of Consolidated Funds are beyond their reinvestment period. Distributions also decreased from $0.5 billion to $0.4 billion for the three months ended March 31, 2015 and 2014, respectively, which was due to a greater number of Consolidated Funds liquidating during the period ended March 31, 2014.

        Distributions to AOG Unit holders and common unitholders are presented as a use of cash from financing activities and were $57.7 million and $30.6 million for the three months ended March 31, 2015 and 2014, respectively.

        Net proceeds from our debt obligations provided an increase in cash to us of $60.0 million and $19.0 million for the three months ended March 31, 2015 and 2014. For our Consolidated Funds, net proceeds from (repayments of) debt obligations were $330.6 million and $(746.5) million for the three months ended March 31, 2015 and 2014, respectively. The increase in borrowings was primarily due to issuance of debt for a new CLO that was launched in the three months ended March 31, 2015 and significant repayments on debt obligations that occurred in 2014 as a result of Consolidated Funds paying down a significant portion of borrowings under their credit facilities and notes payable as a result of redemptions and liquidations.

Capital Resources

        The Company's credit facility (the "Credit Facility") provides a $1.03 billion revolving line of credit with the ability to upsize to $1.25 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of April 30, 2019. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.50%. Our unused commitment fee is 0.20% per annum. The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of March 31, 2015, we had an outstanding balance of $60.0 million under the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

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

        Since our inception through March 31, 2015, we, our senior partners and other senior professionals have invested or committed to invest in excess of $1.7 billion to or alongside (through funds managed by us) our funds. As of March 31, 2015, the Company's current invested capital of $620.5 million and unfunded commitments of $258.3 million with that of our senior partners and other senior professionals, are presented in the table below:

	As of March 31, 2015
	Invested Capital	Unfunded Commitment	Total Invested Capital and Unfunded Commitment
	(Dollars in millions)
Asset class
Tradable Credit Group	$228	$143	$371
Direct Lending Group	149	18	167
Private Equity Group	538	132	670
Real Estate Group	36	100	136

Total	$951	$393	$1,344

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

        We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker-dealer. These net capital requirements are met in part by retaining cash, cash-equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2015, we were required to maintain approximately $18.4 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

        Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one-for-one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.'s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the "corporate taxpayers," would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with the TRA Recipients that will provide for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. As of March 31, 2015, no exchange of AOG Units for Ares Management, L.P. common units has taken place; as a result there was no payable recorded pursuant to the TRA.

Critical Accounting Estimates

        We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies see Note 2, "Summary of Significant Accounting Policies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of our significant accounting estimates. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.

Fair Value Measurement

        The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2015:

	As of March 31, 2015
	Tradable Credit	Private Equity	Direct Lending	Real Estate	Total
	(Dollars in millions)
Level I	$277	$1,068	$6	$—	$1,351
Level II	10,142	829	45	90	11,106
Level III	2,948	9,044	12,718	4,962	29,673

Total fair value	13,367	10,940	12,769	5,052	42,129
Other net asset value and available capital(1)	20,011	3,882	15,923	4,981	44,797

Total AUM	$33,378	$14,823	$28,693	$10,033	$86,926

(1)
Includes fund net non-investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).

Recent Accounting Pronouncements

        Information regarding recent accounting pronouncements and their impact on the Company can be found in Note 2, "Summary of Significant Accounting Policies," in the "Notes to the Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

        In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.

Commitments and Contingencies

Guarantees

        As of March 31, 2015, we guaranteed loans for certain professionals in affiliated co-investment entities. These entities were formed to permit certain employees and members to invest alongside us and our investors in the funds managed by us. We would be responsible for all outstanding payments due in the event of a default on the loans by certain professionals. As of March 31, 2015, the total outstanding loan balance was approximately $2.7 million, with an additional $1.0 million in unfunded commitments. There has been no history of default, and we have determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

        On July 30, 2014, AM LLC agreed to provide credit support to a new $75.0 million credit facility (the "Guaranteed Facility") entered into by a wholly owned subsidiary of ACRE with a national banking association. AM LLC is the parent entity to ACRE's external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations, outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) among other things, in the event that AM LLC's corporate credit rating is downgraded to below investment grade. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out-of-pocket costs and expenses in connection with the Guaranteed Facility. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interests in its principal lending holding entity to support the Guarenteed Facility. As of March 31, 2015, we recorded the fair value of this guarantee of $1.6 million within accounts payable, accrued expenses and other liabilities. The total outstanding balance under the Guarantee Facility was $75.0 million as of March 31, 2015 and December 31, 2014, respectively. Our maximum exposure to loss shall not exceed $75.0 million plus accrued interest. We have determined that the likelihood of default is remote. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Indemnifications

        Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in the above table nor in our condensed consolidated financial statements. As of March 31, 2015, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

        The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of March 31, 2015 and December 31, 2014, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were valued at $0, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2015 and December 31, 2014, had we assumed all existing investments were valued at $0, the net amount of performance fees subject to clawback, after giving effect to the amounts reimbursable by certain professionals, would have been approximately $62.0 million and $56.4 million, respectively.

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

        There have been no material changes in our market risks for the three months ended March 31, 2015. The EIF acquisition did not materially change our market risk as none of the acquired funds earn fees based upon market-value fee basis, and we are not entitled to any performance related earnings from the legacy EIF funds. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, which is accessible on the SEC's website at sec.gov.

Item 4.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2015 and December 31, 2014, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which is accessible on the SEC's website at sec.gov. There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On January 1, 2015, in connection with an agreement to acquire EIF, an asset manager in the energy infrastructure industry, we delivered 1,578,947 Ares Operating Group Units at the closing of the transaction. Assuming a full exchange of all Ares Operating Group Units for common units of the Company, the units represent less than 1% of the outstanding common units as of March 31, 2015. The Ares Operating Group Units were issued on the closing of the transaction on January 1, 2015 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in partial consideration for the sellers' equity interests in EIF. One half of the Ares Operating Group Units are exchangeable on a one-for-one basis for common units upon the election of the holders thereof following the six-month anniversary of the closing of the transaction and the remainder will be exchangeable on a one-for-one basis for common units following the one year anniversary of the closing of the transaction.

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

*
Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.
	By:	Ares Management GP LLC, its general partner
Dated: May 12, 2015	By	/s/ ANTONY P. RESSLER
		Name:	Antony P. Ressler
		Title:	Chairman, Co-Founder & Chief Executive Officer (Principal Executive Officer)
Dated: May 12, 2015	By	/s/ MICHAEL R. MCFERRAN
		Name:	Michael R. McFerran
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)