Form 10-Q
period 2015-06-30
ARES MANAGEMENT LP
filed 2015-08-11
CIK 1176948

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

         The number of common units representing limited partner interests outstanding as of August 10, 2015 was 80,676,127.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of June 30, 2015	As of December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$101,533	$148,858
Restricted cash and cash equivalents	—	32,734
Investments	218,138	174,052
Derivative assets, at fair value	1,594	7,623
Performance fees receivable	162,770	187,059
Due from affiliates	126,037	146,534
Other assets	62,231	58,716
Intangible assets, net	103,736	40,948
Goodwill	144,210	85,582
Assets of Consolidated Funds:
Cash and cash equivalents	1,381,296	1,314,397
Investments, at fair value	17,847,829	19,123,950
Loans held for investment, net	—	77,514
Due from affiliates	9,474	11,342
Dividends and interest receivable	83,279	81,331
Receivable for securities sold	191,434	132,753
Derivative assets, at fair value	3,447	3,126
Other assets	6,652	12,473

Total assets	$20,443,660	$21,638,992

Liabilities
Accounts payable and accrued expenses	$124,904	$101,310
Accrued compensation	82,166	129,433
Derivative liabilities, at fair value	2,967	2,850
Due to affiliates	7,410	19,030
Performance fee compensation payable	433,012	380,268
Debt obligations	293,779	243,491
Equity compensation put option liability	20,000	20,000
Deferred tax liability, net	21,276	19,861
Liabilities of Consolidated Funds:
Accounts payable and accrued expenses	51,389	68,589
Due to affiliates	2,415	2,441
Payable for securities purchased	262,137	618,902
Derivative liabilities, at fair value	58,014	42,332
Securities sold short, at fair value	3,493	3,763
Deferred tax liability, net	24,524	22,214
CLO loan obligations	11,790,706	12,049,170
Fund borrowings	565,664	777,600
Mezzanine debt	405,717	378,365

Total liabilities	14,149,573	14,879,619

Commitments and contingencies
Redeemable interest in Consolidated Funds	550,783	1,037,450
Redeemable interest in Ares Operating Group entities	24,023	23,988
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	4,902,757	4,988,729
Equity appropriated for Consolidated Funds	57,569	(37,926)

Non-controlling interest in Consolidated Funds	4,960,326	4,950,803

Non-controlling interest in Ares Operating Group entities	473,380	463,493
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,676,127 units and 80,667,664 units, issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	286,655	285,025
Accumulated other comprehensive income (loss)	(1,080)	(1,386)

Total controlling interest in Ares Management, L.P	285,575	283,639

Total equity	5,719,281	5,697,935

Total liabilities, redeemable interest, non-controlling interests and equity	$20,443,660	$21,638,992

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Management fees (includes ARCC Part I Fees of $29,250, $58,292 and $25,666, $53,984 for the three and six months ended June 30, 2015 and 2014, respectively)	$134,732	$114,426	$270,121	$224,975
Performance fees	34,134	11,175	74,194	27,389
Other fees	6,926	6,017	13,205	12,882

Total revenues	175,792	131,618	357,520	265,246

Expenses
Compensation and benefits	99,085	150,970	200,936	246,663
Performance fee compensation	56,544	51,960	132,936	92,685
General, administrative and other expenses	53,331	39,460	98,878	78,235
Consolidated Funds' expenses	7,834	16,712	22,906	25,649

Total expenses	216,794	259,102	455,656	443,232

Other income (expense)
Interest and other investment income	4,334	6,897	4,676	7,021
Interest expense	(3,654)	(2,037)	(7,338)	(3,676)
Other income (expense), net	(1,263)	(3,020)	(1,593)	(3,020)
Net realized gain (loss) on investments	3,312	(1,403)	10,076	(1,469)
Net change in unrealized appreciation (depreciation) on investments	(1,936)	9,703	1,540	13,849
Interest and other investment income of Consolidated Funds	214,060	203,338	552,246	548,683
Interest expense of Consolidated Funds	(114,722)	(203,741)	(233,433)	(348,783)
Net realized gain (loss) on investments of Consolidated Funds	111,740	47,840	50,304	102,805
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	81,896	261,396	380,988	328,740

Total other income	293,767	318,973	757,466	644,150

Income before taxes	252,765	191,489	659,330	466,164
Income tax expense (benefit)	7,387	5,267	13,279	(1,428)

Net income	245,378	186,222	646,051	467,592

Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	(4,084)	13,413	11,775	50,461
Less: Net income attributable to non-controlling interests in Consolidated Funds	210,643	170,140	541,952	358,273
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	185	(23)	428	383
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	26,548	(15,150)	61,354	40,633

Net income attributable to Ares Management, L.P.	$12,086	$17,842	$30,542	$17,842

Net income attributable to Ares Management, L.P. per common unit
Basic	$0.15	$0.22	$0.37	$0.22

Diluted	$0.15	$0.22	$0.37	$0.22

Weighted-average common units
Basic	80,671,316	79,424,077	80,669,527	79,424,077

Diluted	81,720,919	80,004,833	80,669,527	80,004,833

Distributions declared per common unit	$0.25	N/A	$0.49	N/A

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$245,378	$186,222	$646,051	$467,592
Other comprehensive income:
Foreign currency translation adjustments	11,776	1,406	(17,563)	1,586

Total comprehensive income	257,154	187,628	628,488	469,178

Less: Comprehensive income (loss) attributable to redeemable interests in Consolidated Funds	(4,084)	13,413	11,775	50,461
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	219,609	168,669	523,498	356,623
Less: Comprehensive income (loss) attributable to redeemable interests in Ares Operating Group entities	197	(10)	433	399
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	28,300	(12,904)	61,934	43,235

Comprehensive income attributable to Ares Management, L.P.	$13,132	$18,460	$30,848	$18,460

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)
(unaudited)

				Consolidated Funds
	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest in Ares Operating Group Entities	Equity Appropriated for Consolidated Funds	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2014	$285,025	$(1,386)	$463,493	$(37,926)	$4,988,729	$5,697,935
Relinquished with deconsolidation of funds	—	—	—	—	(147)	(147)
Reallocation of Partners' capital for changes in ownership interests	7,219	—	(7,301)	—	—	(82)
Deferred tax liabilities arising from allocation of contributions and Partners' capital	(2,137)	—	(76)	—	—	(2,213)
Contributions	—	—	25,553	—	177,623	203,176
Distributions	(39,535)	—	(79,259)	—	(691,451)	(810,245)
Net income	30,542	—	61,354	95,562	446,390	633,848
Currency translation adjustment	—	306	580	(67)	(18,387)	(17,568)
Equity compensation	5,541	—	9,036	—		14,577

Balance at June 30, 2015	$286,655	$(1,080)	$473,380	$57,569	$4,902,757	$5,719,281

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$646,051	$467,592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	15,719	67,568
Depreciation and amortization	31,667	19,864
Net realized (gain) loss on investments	(10,076)	1,469
Net change in unrealized (appreciation) depreciation on investments	(1,540)	(13,849)
Investments purchased	(51,285)	(31,702)
Cash proceeds from sale of investments	26,012	4,230
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(8,502)	(21,651)
Net realized (gain) loss on investments	(50,304)	(102,805)
Amortization on debt and investments	663	(15,811)
Net change in unrealized (appreciation) depreciation on investments	(380,988)	(328,740)
Investments purchased	(2,944,301)	(4,519,049)
Cash proceeds from sale or pay down of investments	4,500,087	6,643,494
Cash flows due to changes in operating assets and liabilities:
Restricted cash	32,734	(65,034)
Net performance fees receivable	77,033	41,082
Due to/from affiliates	8,877	(22,624)
Other assets	(2,164)	2,196
Accrued compensation and benefits	(48,344)	(49,280)
Accounts payable, accrued expenses and other liabilities	(36,705)	73,245
Deferred taxes	1,411	1,692
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(66,904)	256,904
Cash relinquished with deconsolidation of Consolidated Funds	(1,254)	(40,089)
Change in other assets and receivables held at Consolidated Funds	(57,882)	(89,976)
Change in other liabilities and payables held at Consolidated Funds	(370,606)	104,767

Net cash provided by operating activities	1,309,399	2,383,493

Cash flows from investing activities:
Acquisitions, net of cash acquired	(64,437)	(60,000)
Purchase of furniture, equipment and leasehold improvements, net	(6,768)	(11,438)

Net cash used in investing activities	(71,205)	(71,438)

Cash flows from financing activities:
Proceeds from issuance of common units in IPO	—	209,189
Issuance costs	—	(28,465)
Proceeds from credit facility	80,000	224,000
Repayments of credit facility	(30,000)	(174,250)
Contributions, net	85	—
Distributions	(119,335)	(226,663)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interest holders in Consolidated Funds	177,745	171,631
Distributions to non-controlling interest holders in Consolidated Funds	(1,190,015)	(1,045,971)
Borrowings under loan obligations by Consolidated Funds	1,655,913	1,581,191
Repayments under loan obligations by Consolidated Funds	(1,842,265)	(3,027,043)

Net cash used in financing activities	(1,267,872)	(2,316,381)

Effect of exchange rate changes and translation	(17,647)	1,969

Net decrease in cash and cash equivalents	(47,325)	(2,357)
Cash and cash equivalents, beginning of period	148,858	89,802

Cash and cash equivalents, end of period	$101,533	$87,445

Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$5,776	$2,574
Cash paid during the period for income taxes	$7,691	$10,629
Consolidated Funds:
Cash paid during the period for interest	$115,163	$112,593
Cash paid during the period for income taxes	$1,266	$16,544
Non-cash increase in assets and liabilities:
Issuance of AOG Units to non-controlling interest holders in connection with acquisition	$25,468	$—

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Ares Management, L.P. is a leading global alternative asset management firm that operates four distinct but complementary investment groups: the Tradable Credit Group, the Direct Lending Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 16, "Segment Reporting." Subsidiaries of Ares Management LLC ("AM LLC"), a subsidiary of the Company, serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the "Ares Funds"), which are generally organized as pass-through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Ares Management, L.P. is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to "Ares" or the "Company" refer to Ares Management, L.P. together with its subsidiaries.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        As of June 30, 2015 and December 31, 2014, assets of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $13.7 billion and $14.2 billion, respectively, and are presented within "Assets of Consolidated Funds." As of June 30, 2015 and December 31, 2014, liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $12.7 billion and $13.2 billion, respectively, and are presented within "Liabilities of Consolidated Funds." The holders of the consolidated VIEs' liabilities do not have recourse to the Company other than to the assets of the consolidated VIEs. The assets and liabilities of the consolidated VIEs are comprised primarily of investment securities and loan obligations, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

        As of June 30, 2015 and December 31, 2014, the Company held $204.5 million and $193.0 million of investments in these consolidated VIEs, respectively, which represents its maximum exposure to loss.

  Deconsolidated Funds

        Certain funds that have historically been consolidated in the financial statements are no longer consolidated because, as of the reporting period: (a) they were liquidated or dissolved, including one and three funds for the six months ended June 30, 2015 and 2014, respectively, (b) the Company no longer holds a majority voting interest, including four funds for the six months ended June 30, 2014, or (c) the Company is no longer deemed to be the primary beneficiary of the VIEs as it has no economic interest, no obligation to absorb losses and no significant rights to receive benefits from the VIEs, including eight and eleven funds for the six months ended June 30, 2015 and 2014, respectively. For deconsolidated funds, the Company continues as the general partner and/or investment manager until such funds are fully liquidated.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Appropriated for Consolidated Funds

        As of June 30, 2015 and December 31, 2014, the Company consolidated 26 and 31 CLOs, respectively. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan obligations. Upon consolidation, the Company elected the fair value option for eligible liabilities to mitigate accounting mismatches between the carrying value of the assets and liabilities. The Company accounts for the excess in fair value of assets over liabilities as changes in equity appropriated for Consolidated Funds. Net income (loss) of the CLOs is allocated to equity appropriated for Consolidated Funds.

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

	As of June 30, 2015	As of December 31, 2014
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$19,453	$14,851
Maximum exposure to loss attributable to Consolidated Funds' investments in non-consolidated VIEs	$2,320	$2,519

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Income Allocation

        Income (loss) before taxes is allocated based on each partner's average daily ownership of the Ares Operating Group entities for each year presented. The net income attributable to Ares Management, L.P. for the six months ended June 30, 2015 represents its average daily ownership of 37.85%.

Equity-Method Investments

        The Company accounts for its investments held by its operating subsidiary, and in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated funds and strategic investments, using the equity-method of accounting or at fair value pursuant to the fair value option permitted by FASB ASC 825, Financial Instruments.

        The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company elected the fair value option for certain of its equity-method investments. Unrealized appreciation (depreciation) and realized gains (losses) from the Company's equity-method investments at fair value are included within net change in unrealized appreciation (depreciation) on investments and net realized gain (loss) on investments, respectively, on the Condensed Consolidated Statements of Operations.

        When the fair value option is not elected, the carrying value of investments accounted for using equity-method accounting is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreements, less distributions received. The Company evaluates the equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company's share of the investee's income and expenses for the Company's equity-method investments is included within net realized gain (loss) on investments on the Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. ASU 2015-2 amends the consolidation standards for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Under the new guidance, all legal entities are subject to reevaluation under a revised consolidation model. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940, as amended for registered money market funds. The guidance in ASU 2015-2 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2015, and early adoption is permitted. The guidance is to be applied on a retrospective basis and accounted for as a change in accounting principle. The Company elected to adopt this guidance during the first quarter of 2015 in its Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2015 filed with the Securities and Exchange Commission. Accordingly, unamortized bond debt issuance costs as of June 30, 2015 of $2.1 million for the Notes (as defined in Note 8) are reported as a reduction from the carrying amount of the debt obligation in the Condensed Consolidated Statements of Financial Condition. Unamortized bond debt issuance costs of $2.3 million for the Notes as of December 31, 2014, which were previously reported in other assets in the Condensed Consolidated Statements of Financial Condition, have been reclassified as a deduction from the carrying amount of the debt. However, the unamortized debt issuance costs related to the Company's Credit Facility (as defined in Note 8), of $4.7 million and $5.3 million as of June 30, 2015 and December 31, 2014, respectively, continue to be included in other assets in the Condensed Consolidated Statements of Financial Condition. Additionally, the unamortized debt issuance costs related to the Consolidated Funds' Credit Facility (as defined in Note 8) of $2.7 million and $6.3 million as of June 30, 2015 and December 31, 2014, respectively, continue to be included in other assets in the Condensed Consolidated Statements of Financial Condition. The changes represent the change in accounting principle that has been applied to all periods presented for consistency.

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Removing these investments from the fair value hierarchy will eliminate diversity in current practice resulting from the way in which investments measured at net asset value per share with future redemption dates are classified and ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share, but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. ASU 2015-07 is effective for public entities for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods and should be applied retrospectively to all periods presented. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition of EIF Management, LLC

        On January 1, 2015, the Company completed the acquisition of all of the outstanding membership interests of EIF Management, LLC ("EIF"), a Delaware limited liability company, in accordance with the membership interest purchase agreement entered into on October 30, 2014. EIF is an asset manager in the U.S. power and energy assets industry with approximately $4.4 billion of AUM across four commingled funds and five related co-investment vehicles at June 30, 2015. As a result of the acquisition, the Company now has an energy infrastructure equity strategy focused on generating long-term, cash-flowing investments in the power generation, transmission and midstream energy sector. EIF is presented within the Company's Private Equity Group segment.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        The fair value of the contingent consideration was estimated using an income approach, specifically a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level III measurement as defined in ASC 820. The key assumptions in applying the discounted cash flow model are as follows: discount rate of 4.1% estimated based on the short-term, pre-tax cost of debt and probability adjusted revenues between $16.9 million and $45.0 million.

        The following is a summary of the fair values of assets acquired and liabilities assumed for the EIF acquisition as of January 1, 2015, based upon third-party valuations of certain intangible assets. The valuations are provisional and are subject to change. Additionally, the Company evaluated three leases assumed in connection with the EIF acquisition as of January 1, 2015. Based upon the existing terms of the acquired leases, the Company determined that the lease payments are at current market conditions. The fair value of assets acquired and liabilities assumed are estimated to be:

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company incurred $3.3 million of acquisition-related costs, which are expensed as incurred and reported within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

        The carrying value of goodwill was $58.6 million as of June 30, 2015 and is entirely allocated to the Private Equity Group segment. The goodwill to be recognized is attributable primarily to expected synergies and the assembled workforce of EIF.

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

        In connection with certain business combinations and asset acquisitions, the Company records the fair value of intangible assets acquired and, where necessary, goodwill.

Goodwill and Intangible Assets

        The following table summarizes the carrying value for the Company's intangible assets:

	As of June 30, 2015	As of December 31, 2014
Finite-lived intangible assets	$204,571	$114,102
Less: accumulated amortization	(100,835)	(73,154)

Finite-lived intangible assets, net	103,736	40,948
Goodwill	144,210	85,582

Total intangible assets and goodwill, net	$247,946	$126,530

        There were no impairments of goodwill recorded as of June 30, 2015 and December 31, 2014.

Finite-Lived Intangible Assets, Net

        Intangible assets, net represents the fair value in excess of carrying value related to the acquisition of management contracts, client relationships and a trade name, and the future benefits of managing new assets for existing clients.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	As of June 30, 2015	As of December 31, 2014
Previously acquired management contracts(1)	$114,250	$114,102
EIF management contracts	48,521	—
EIF client relationships	38,600	—
EIF trade name	3,200	—

Total intangible assets acquired	204,571	114,102
Less: accumulated amortization	(100,835)	(73,154)

Intangible assets, net	$103,736	$40,948

(1)
Intangibles relating to London based asset manager are recorded in Pounds Sterling and are translated at the spot rate at each reporting date.

        Amortization expense associated with intangible assets was $10.6 million and $6.7 million for the three months ended June 30, 2015 and 2014, respectively, and $27.5 million and $15.5 million for the six months ended June 30, 2015 and 2014, respectively, and is included in general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

        For the three and six months ended June 30, 2015, the Company accelerated amortization expense by $6.0 million to remove the remaining carrying value of certain management contracts within the Tradable Credit Group that are being terminated . For the three and six months ended June 30, 2014, the Company accelerated amortization expense by $1.0 million and $3.9 million, respectively, to remove the remaining carrying value of certain management contracts within the Tradable Credit Group that had terminated.

4. INVESTMENTS

Investments of the Company

        The Company's investments are comprised of equity-method investments and investments presented at fair value in accordance with the investment company guidance.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

Fair Value Investments

        The Company's fair value investments are presented below:

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Private Investment Partnership Interests:
AREA European Property Enhancement Program L.P.	$2,177	$1,760	1.1%	1.0%
AREA Sponsor Holdings LLC	44,751	40,296	21.9%	23.6%
Ares Cactus Private Asset Backed Fund, L.P.	17	—	0.0%	—
ACE II Master Fund L.P	20,017	15,623	9.9%	9.2%
Ares Centre Street Partnership, L.P.	3,421	256	1.7%	0.2%
Ares Commercial Finance Blocker (A), Inc	103	—	0.1%	—
Ares Corporate Opportunities Fund, L.P.(2)	618	777	0.3%	0.5%
Ares Corporate Opportunities Fund IV, L.P.	27,565	21,836	13.6%	12.8%
Ares Credit Strategies Fund II, L.P.	597	627	0.3%	0.4%
Ares Credit Strategies Fund III, L.P.	19	19	0.0%	0.0%
Ares European Credit Strategies Fund (C) L.P(1).	581	497	0.3%	0.3%
Ares European Loan Opportunities Fund, L.P(1)(3).	1,435	—	0.7%	—
Ares European Real Estate Fund IV L.P.	1,214	2,455	0.6%	1.4%
Ares Multi-Strategy Credit Fund V (H), L.P.	1,084	1,068	0.5%	0.6%
Ares Special Situations Fund I-B, L.P.	1	2	0.0%	0.0%
Ares Special Situations Fund III, L.P.	26,941	26,867	13.3%	15.8%
Ares Special Situations Fund IV, L.P.(3).	12,119	—	6.0%	—
Ares SSF Riopelle, L.P.	4,055	4,211	2.0%	2.5%
Ares Strategic Investment Partners, L.P.	2,563	75	1.3%	0.0%
Ares Strategic Investment Partners III, L.P.	—	2,672	—	1.6%
Ares Strategic Real Estate Program—HHC, LLC	4,071	3,094	2.0%	1.8%
Ares US Real Estate Fund VIII, L.P.(3)	3,035	1,574	1.5%	0.9%
Resolution Life L.P.	45,348	45,348	22.3%	26.6%

Total private investment partnership interests (cost: $159,130 and $128,756 at June 30, 2015 and December 31, 2014, respectively)	201,732	169,057	99.4%	99.2%

Common Stock:
Ares Multi-Strategy Credit Fund, Inc.	90	89	0.0%	0.1%

Total common stock (cost: $113 and $108 at June 30, 2015 and December 31, 2014, respectively)	90	89	0.0%	0.1%

Corporate Bonds:
Ares Commercial Real Estate Corporation Convertible Senior Notes	1,178	1,178	0.6%	0.7%

Total corporate bond (cost: $1,150, at June 30, 2015 and December 31, 2014, respectively)	1,178	1,178	0.6%	0.7%

Total fair value investments (cost: $160,393 and $130,014 at June 30, 2015 and December 31, 2014, respectively)	$203,000	$170,324	100.0%	100.0%

(1)
Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. Dollars

(2)
Security represents the sole investment held by ACOF Co- Investors LLC

(3)
Represents underlying security that is held through various legal entities

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

Equity-Method Investments

        The Company's equity-method investments include investments that are not consolidated but in which the Company exerts significant influence. The Company's equity-method investments, including those where the fair value option was elected, are summarized below:

	As of June 30, 2015	As of December 31, 2014
Equity-method investment	$4,138	$3,728
Equity-method investment at fair value	11,000	—

Total equity-method investment	$15,138	$3,728

Investments of the Consolidated Funds

        Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
United States:
Fixed income securities:
Consumer discretionary	$2,958,743	$3,136,899	16.7%	16.3%
Consumer staples	242,866	221,708	1.4%	1.2%
Energy	311,491	416,861	1.7%	2.2%
Financials	464,587	401,673	2.6%	2.1%
Healthcare, education and childcare	867,302	1,191,619	5.0%	6.2%
Industrials	1,517,513	1,717,523	8.6%	9.0%
Information technology	724,416	745,920	4.1%	3.9%
Materials	462,869	393,569	2.6%	2.1%
Partnership and LLC interests	112,458	16,256	0.6%	0.1%
Telecommunication services	1,201,269	1,287,688	6.8%	6.7%
Utilities	186,757	223,553	1.0%	1.2%

Total fixed income securities (cost: $9,175,375 and $9,928,006, at June 30, 2015 and December 31, 2014, respectively)	9,050,271	9,753,269	51.1%	51.0%

Equity securities:
Consumer discretionary	3,105,616	2,852,369	17.4%	14.9%
Consumer staples	409,690	443,711	2.3%	2.3%
Energy	68,000	150,755	0.4%	0.8%
Financials	9,466	8,272	0.1%	0.0%
Healthcare, education and childcare	368,950	464,159	2.1%	2.4%
Industrials	136,688	128,247	0.8%	0.7%
Materials	990	—	0.0%	—
Partnership and LLC interests	115,373	89,105	0.6%	0.5%
Telecommunication services	7,284	16,576	0.1%	0.1%

Total equity securities (cost: $2,796,717 and $2,964,900 at June 30, 2015 and December 31, 2014, respectively)	4,222,057	4,153,194	23.8%	21.7%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Europe:
Fixed income securities:
Consumer discretionary	820,560	1,080,270	4.6%	5.6%
Consumer staples	112,612	126,766	0.6%	0.7%
Energy	669	16,509	0.0%	0.1%
Financials	364,137	345,811	2.0%	1.8%
Healthcare, education and childcare	322,346	303,116	1.8%	1.6%
Industrials	462,782	526,214	2.6%	2.8%
Information technology	166,232	130,504	0.9%	0.7%
Materials	364,445	326,659	2.0%	1.7%
Telecommunication services	589,305	833,015	3.3%	4.4%
Utilities	1,151	2,516	0.0%	0.0%

Total fixed income securities (cost: $3,253,748 and $3,813,343 at June 30, 2015 and December 31, 2014, respectively)	3,204,239	3,691,380	17.8%	19.4%

Equity securities:
Consumer discretionary	4,511	2,940	0.0%	0.0%
Consumer staples	1,110	862	0.0%	0.0%
Healthcare, education and childcare	39,813	27,774	0.2%	0.1%
Industrials	—	76	—	0.0%
Partnership and LLC interests	18,282	17,107	0.1%	0.1%
Telecommunication services	6,357	4,686	0.0%	0.0%

Total equity securities (cost: $105,730 and $98,913 at June 30, 2015 and December 31, 2014, respectively)	70,073	53,445	0.3%	0.2%

Asia and other:
Fixed income securities:
Consumer discretionary	72,703	73,250	0.4%	0.4%
Financials	336,855	493,618	1.9%	2.6%
Healthcare, education and childcare	37,766	41,536	0.2%	0.2%
Telecommunication services	38,095	30,777	0.2%	0.2%

Total fixed income securities (cost: $454,647 and $579,436, at June 30, 2015 and December 31, 2014, respectively)	485,419	639,181	2.7%	3.4%

Equity securities:
Consumer discretionary	66,875	89,897	0.4%	0.5%
Consumer staples	59,237	62,467	0.3%	0.3%
Healthcare, education and childcare	32,598	33,610	0.2%	0.2%
Materials	57,100	52,947	0.3%	0.3%
Partnership and LLC interests	17,723	13,478	0.1%	0.1%
Utilities	8,489	8,994	0.0%	0.0%

Total equity securities (cost: $180,041 and $184,022 at June 30, 2015 and December 31, 2014, respectively)	242,022	261,393	1.3%	1.4%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

4. INVESTMENTS (Continued)

	Fair value at		Fair value as a percentage of total investments at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Canada:
Fixed income securities:
Consumer discretionary	63,140	71,379	0.4%	0.4%
Consumer staples	8,405	—	0.0%	—
Energy	58,282	60,605	0.3%	0.3%
Healthcare, education and childcare	114,442	84,470	0.6%	0.4%
Industrials	24,774	30,009	0.1%	0.2%
Materials	—	5,625	—	0.0%
Partnership and LLC interests	4,839	1,327	0.0%	0.0%
Telecommunication services	86,622	109,805	0.5%	0.6%

Total fixed income securities (cost: $388,488 and $396,108 at June 30, 2015 and December 31, 2014, respectively)	360,504	363,220	1.9%	1.9%

Equity securities:
Energy	—	—	—	—

Total equity securities (cost: $68,249 and $68,249 at June 30, 2015 and December 31, 2014, respectively)	—	—	—	—

Australia:
Fixed income securities:
Energy	72,242	66,150	0.4%	0.3%
Industrials	41,394	32,146	0.2%	0.2%
Utilities	88,626	94,738	0.5%	0.5%

Total fixed income securities (cost: $223,185 and $213,759 at June 30, 2015 and December 31, 2014, respectively)	202,262	193,034	1.1%	1.0%

Equity Securities:
Telecommunication services	4,626	7,547	0.0%	0.0%
Utilities	6,356	8,287	0.0%	0.0%

Total equity securities (cost: $20,464 and $22,233 at June 30, 2015 and December 31, 2014, respectively)	10,982	15,834	0.0%	0.0%

Total fixed income securities	13,302,695	14,640,084	74.6%	76.7%

Total equity securities	4,545,134	4,483,866	25.4%	23.3%

Total investments, at fair value	$17,847,829	$19,123,950	100.0%	100.0%

Securities sold short, at fair value	$(3,493)	$(3,763)	100.0%	100.0%

        At June 30, 2015 and December 31, 2014, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company's total consolidated net assets.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        Certain investments of the Company and the Consolidated Funds are valued at NAV per share of the fund. In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. However, as of June 30, 2015 and December 31, 2014, the Company believes that NAV per share represents the fair value of the investments.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

        The tables below summarize the valuation of investments and other financial instruments by fair value hierarchy levels for the Company and Consolidated Funds as of June 30, 2015:

Investments and Derivatives of the Company

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$90	$—	$—	$90
Bonds	—	1,178	—	1,178
Partnership interests	—	—	212,732	212,732

Total investments, at fair value	90	1,178	212,732	214,000

Derivative assets, at fair value
Forward foreign currency contracts	—	1,594	—	1,594

Total derivative assets, at fair value	—	1,594	—	1,594

Total	$90	$2,772	$212,732	$215,594

Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(2,147)	$—	$(2,147)
Interest rate contracts	—	(820)	—	(820)

Total derivative liabilities, at fair value	$—	$(2,967)	$—	$(2,967)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments and Derivatives of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$499,564	$312,284	$3,452,216	$4,264,064
Bonds	—	1,078,684	574,624	1,653,308
Loans	—	10,683,192	702,322	11,385,514
Collateralized loan obligations	—	—	375,574	375,574
Partnership interests	—	—	169,304	169,304
Other	—	—	65	65

Total investments, at fair value	499,564	12,074,160	5,274,105	17,847,829

Derivative assets, at fair value
Foreign exchange contracts	—	310	—	310
Purchased options	—	1,841	—	1,841
Other	—	1,296	—	1,296

Total derivative assets, at fair value	—	3,447	—	3,447

Total	$499,564	$12,077,607	$5,274,105	$17,851,276

Derivative liabilities, at fair value
Credit contracts	$—	$(10,134)	$—	$(10,134)
Foreign exchange contracts	—	(13,566)	—	(13,566)
Other	—	(39)	(34,275)	(34,314)

Total derivative liabilities, at fair value	—	(23,739)	(34,275)	(58,014)
Loan obligations of CLOs	—	—	(11,790,706)	(11,790,706)
Securities sold short, at fair value	—	(3,493)	—	(3,493)

Total	$—	$(27,232)	$(11,824,981)	$(11,852,213)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended June 30, 2015:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$193,473
Purchases(1)	19,145
Sales(2)	(3,053)
Realized and unrealized appreciation (depreciation), net	3,167

Balance, end of period	$212,732

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$2,474

Investments and Derivatives of Consolidated Funds

	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$3,321,849	$1,664,463	$167,985	$(37,207)	$5,117,090
Transfer in	—	339,481	—	—	339,481
Transfer out	(13,662)	(190,415)	—	—	(204,077)
Purchases(1)	97,604	51,530	6,523	(4)	155,653
Sales(2)	(12,040)	(240,259)	(13,459)	5,112	(260,646)
Accrued discounts/premiums	(4,133)	698	—	164	(3,271)
Realized and unrealized appreciation (depreciation), net	62,597	27,022	8,255	(2,274)	95,600

Balance, end of period	$3,452,215	$1,652,520	$169,304	$(34,209)	$5,239,830

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$66,813	$17,740	$1,409	$(19,595)	$66,367

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(2)
Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended June 30, 2014:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$120,342
Purchases(1)	45,492
Sales(2)	(43,213)
Realized and unrealized appreciation (depreciation), net	14,564

Balance, end of period	$137,185

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$5,551

Investments and Derivatives of Consolidated Funds

	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,825,221	$3,028,862	$43,994	$(4,453)	$5,893,624
Transfer in	—	190,154	—	—	190,154
Transfer out	(92,245)	(293,345)	—	—	(385,590)
Purchases(1)	502,775	(270,201)	1,537	740	234,851
Sales(2)	(8,913)	(750,510)	—	(640)	(760,063)
Accrued discounts/premiums	1,440	(887)	—	68	621
Realized and unrealized appreciation (depreciation), net	157,102	44,753	1,796	(8,917)	194,734

Balance, end of period	$3,385,380	$1,948,826	$47,327	$(13,202)	$5,368,331

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$161,148	$31,501	$1,796	$(10,297)	$184,148

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

(2)
Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables set forth a summary of changes in the fair value of the Level III investments for the six months ended June 30, 2015:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$169,057
Purchases(1)	49,661
Sales(2)	(10,969)
Realized and unrealized appreciation (depreciation), net	4,983

Balance, end of period	$212,732

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$4,421

Investments and Derivatives of Consolidated Funds

	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$3,263,311	$2,192,395	$137,272	$(20,993)	$5,571,985
Deconsolidation of funds(3)	(472)	—	—	—	(472)
Transfer in	20	254,727	—	1,860	256,607
Transfer out	(17,281)	(593,859)	—	—	(611,140)
Purchases(1)	97,601	250,962	45,008	—	393,571
Sales(2)	(30,957)	(427,059)	(27,221)	6,044	(479,193)
Accrued discounts/premiums	—	229	(124)	(1,160)	(1,055)
Realized and unrealized appreciation (depreciation), net	139,993	(24,875)	14,369	(19,960)	109,527

Balance, end of period	$3,452,215	$1,652,520	$169,304	$(34,209)	$5,239,830

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$227,692	$(5,046)	$11,591	$(15,961)	$218,276

(1)
Purchases include paid-in-kind interest and securities received in connection with restructurings.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        The following tables set forth a summary of changes in the fair value of the Level III investments for the six months ended June 30, 2014:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$88,177
Initial consolidation of new funds	9,951
Purchases(1)	66,996
Sales(2)	(66,337)
Realized and unrealized appreciation (depreciation), net	38,398

Balance, end of period	$137,185

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$9,837

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments and Derivatives of Consolidated Funds

	Equity Securities	Fixed Income	Partnership Interests	Other Financial Instruments	Total
Balance, beginning of period	$2,958,232	$3,627,153	$41,001	$(1,348)	$6,625,038
Initial consolidation of new funds	8,152	—	—	—	8,152
Deconsolidation of previous funds(3)	—	(378,397)	—	—	(378,397)
Transfer in	—	118,992	—	21	119,013
Transfer out	(64,332)	(235,714)	—	—	(300,046)
Purchases(1)	514,119	(92,767)	3,833	813	425,998
Sales(2)	(171,039)	(1,120,253)	—	(1,878)	(1,293,170)
Accrued discounts/premiums	1,455	10,145	—	—	11,600
Realized and unrealized appreciation (depreciation), net	138,793	19,667	2,493	(10,810)	150,143

Balance, end of period	$3,385,380	$1,948,826	$47,327	$(13,202)	$5,368,331

Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$242,285	$14,568	$2,493	$(9,272)	$250,074

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the six months ended June 30, 2015, there are no transfers between Level I and Level II. For the six months ended June 30, 2014 transfers from Level I to Level II included $15.4 million due to the receipt of restricted common stock in exchange for an exchange-traded common equity investment upon the exercise of warrants and transfers from Level II to Level I included $13.7 million due to the removal of a restriction on the same security.

        The following table sets forth a summary of changes in the fair value of the Level III investments for the CLO loan obligations for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
	2015	2014
Balance, beginning of period(1)	$12,049,019	$11,534,956
Deconsolidation of funds	(571)	861,750
Borrowings	1,364,471	45,908
Paydowns(2)	(1,371,742)	(1,233,196)
Realized and unrealized gains, net	(250,471)	(125,550)

Balance, end of period	$11,790,706	$11,083,868

(1)
Ares Enhanced Loan Investment Strategy II, Ltd, has not elected to fair value its loan obligation. Therefore, is it carried at costs of $151.

(2)
Amounts include distributions made to Subordinated Notes equity holders.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The following tables summarize the quantitative inputs and assumptions used for the Company's Level III inputs as of June 30, 2015:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Assets
Partnership interests	$156,384	NAV	N/A	N/A
Partnership interests	11,000	Recent transaction price(1)	N/A	N/A
Partnership interests	45,348	Discounted cash flow	Discount rate	10%

Total	$212,732

(1)
Recent transaction price consists of securities purchased or restructured within six months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

        The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds' Level III inputs as of June 30, 2015:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
Consumer discretionary	$1,773	EV market multiple analysis	EBITDA multiple	9.8x	9.8x
	222,275	Market approach (comparable companies)	Book value multiple	1.8x - 2.0x	1.9x
	2,354,120	Market approach (comparable companies)	EBITDA multiple	9.0x - 15.0x	10.7x
	711	Other	Future distribution estimates	82.4%	82.4%
	3,705	Other	Illiquidity discount	15.0%	15.0%
Consumer staples	1,110	EV market multiple analysis	EBITDA multiple	7.9x	7.9x
	14,595	Market approach (comparable companies)	EBITDA multiple	7.0x	7.0x
	41,316	Market approach (comparable companies)	Net income multiple	11.0x	11.0x
		Market approach (comparable companies)	Liquidity discounts	30%	30%
Energy	68,000	Discounted cash flow	Discount rate	9.0%	9.0%
			EBITDA multiple	6.5x	6.5x
Financials	9,466	EV market multiple analysis	EBITDA multiple	10.5x	10.5x
Healthcare, education, and childcare	39,813	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	3.7x
	368,950	Market approach (comparable companies)	EBITDA multiple	12.0x	12.0x
	32,598	Market approach (comparable companies)	Net income multiple	35.0x	35.0x
Industrials	136,623	Market approach (comparable companies)	EBITDA multiple	8.0x - 12.0x	9.9x
Materials	57,100	Recent transaction price(1)	N/A	N/A	N/A
Telecommunication services	202	Recent transaction price(1)	N/A	N/A	N/A
	487	EV market multiple analysis	EBITDA multiple	10.0x	10.0x
Partnership and LLC interests	99,372	Discounted cash flow	Discount rate	14.0%	14.0%
Fixed Income securities
Consumer discretionary	204,192	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	18,610	EV market multiple analysis	EBITDA multiple	9.7x - 11.0x	10.0x
	59,874	Income approach (other)	Yield	2.5% - 13.0%	12.0%
	124,479	Market approach (comparable companies)	Book value multiple	1.9x	1.9x
	5,510	Recent transaction price(1)	N/A	N/A	N/A

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Consumer staples	495	Discounted cash flow	Discount rate	20.0%	20.0%
	1,573	Market approach (comparable companies)	EBITDA multiple	7.5x	7.5x
Financials	395,484	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	2,408	Discounted cash flow	Discount rate	16.6%	16.6%
			Cumulative loss rate	8.4%	8.4%
	15,531	Discounted cash flow	Discount rate	12.0%	12.0%
			Constant prepayment rate	0.0% - 50.0%	23.4%
			Constant default rate	2.0%%	2.0%
			Recovery rate	20.0% - 80.0%	74.3%
	3,337	Discounted cash flow	Discount margin	13.0%	13.0%
			Constant prepayment rate	0.0% - 50.0%	22.8%
			Constant default rate	2.0%%	2.0%
			Recovery rate	20.0% - 80.0%	70.8%
	2,340	Income approach (other)	Cash flow % of book value	8.7%	8.7%
	259,665	Income approach (other)	Yield	9.5% - 11.5%	10.5%
Healthcare, education, and childcare	71,649	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	23,102	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	5.8x
	25,651	Income approach (other)	Yield	5.0 - 6.0%	6.0%
Industrials	53,256	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	29,785	Income approach (other)	Yield	5.2% - 13.4%	10.9%
	32,982	Market approach (comparable companies)	EBITDA multiple	9.0x - 12.0x	10.5x
Information technology	77,589	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Materials	180,076	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Telecommunication services	64,932	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Partnership and LLC interests	135,625	NAV	N/A	N/A	N/A
Financials	20,593	Recent transaction price(1)	N/A	N/A	N/A
	13,086	Discounted cash flow	Constant default rate	9.9%	9.9%
			Constant prepayment rate	10.0%	10.0%
			Recovery rate	30.0%	30.0%
Other
Industrials	65	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total assets	$5,274,105

Liabilities
Loans payable of Consolidated Funds:
Fixed income	$11,628,792	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	37,162	Recent transaction price(1)	N/A	N/A	N/A
	106,194	Discounted cash flow	Discount rate	12.0% - 15.0%	12.8%
			Constant prepayment rate	0.0% - 50.0%	29.5%
			Constant default rate	2.0%	2.0%
			Recovery rate	20.0% - 80.0%	74.3%
	18,558	Discounted cash flow	Discount margin	6.3%	6.3%
			Constant prepayment rate	0% - 50.0%	23.1%
			Constant default rate	2.0%	2.0%
			Recovery rate	20.0% - 80.0%	74.7%
Derivatives instruments of Consolidated Funds	34,275	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total liabilities	$11,824,981

(1)
Recent transaction price consists of securities purchased or restructured within the last six months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds' Level III inputs as of December 31, 2014:

Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
Consumer discretionary	$2,940	EV market multiple analysis	EBITDA multiple	9.4x	9.4x
	208,498	Market approach (comparable companies)	Book value multiple	1.7x - 2.0x	1.9x
	2,121,864	Market approach (comparable companies)	EBITDA multiple	7.0x - 15.0x	10.7x
	979	Other	Future distribution estimates	18.7x	18.7x
	5,140	Other	Illiquidity discount	15.0%	15.0%
Consumer staples	862	EV market multiple analysis	EBITDA multiple	7.9x	7.9x
	10,349	Market approach (comparable companies)	EBITDA multiple	7.0x	7.0x
	44,553	Market approach (comparable companies)	Net income multiple	11.0x	11.0x
		Market approach (comparable companies)	Liquidity discounts	30%	30%
Energy	136,045	Discounted cash flow	Discount rate	9.0%	9.0%
			EBITDA multiple	7.5x	7.5x
Financials	8,272	EV market multiple analysis	EBITDA multiple	10.5x	10.5x
Healthcare, education, and childcare	27,774	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	5.4x
	463,075	Market approach (comparable companies)	EBITDA multiple	8.0x - 13.0x	11.2x
	33,610	Market approach (comparable companies)	Net income multiple	35.0x	35.0x
Industrials	76	Recent transaction price(1)	N/A	N/A	N/A
	128,182	Market approach (comparable companies)	EBITDA multiple	8.0x - 12.0x	9.8x
Materials	52,947	Market approach (comparable companies)	Net income multiple	9.0x	9.0x
Telecommunication services	331	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	533	EV market multiple analysis	EBITDA multiple	10.0x	10.0x
Utilities	17,281	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Fixed Income securities
Consumer discretionary	256,994	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	18,205	EV market multiple analysis	EBITDA multiple	9.0x - 11.0x	9.3x
	69,418	Income approach (other)	Yield	2.5% - 18.7%	12.8%
	120,658	Market approach (comparable companies)	Book value multiple	1.7x - 2.0x	1.9x
	15,400	Market approach (comparable companies)	EBITDA multiple	7.5x	7.5x
	5,923	Recent transaction price(1)	N/A	N/A	N/A
Consumer staples	540	Discounted cash flow	Discount rate	20.0%	20.0%
	776	Market approach (comparable companies)	EBITDA multiple	6.5x	6.5x
	28,965	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Energy	33,687	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE (Continued)

        The significant unobservable inputs used in the fair value measurement of the Company's loans payable are discount rates, default rates, prepayment rates and other. Significant increases (decreases) in discount rates prepayment or default rates in isolation would result in a significantly lower (higher) fair value measurement.

        For investments valued using NAV per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restriction of such investments are presented below:

	As of June 30, 2015
Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Direct Lending Group	$42,076	$18,885	(1)(3)
Real Estate Group	60,324	87,983	(1)
Tradable Credit Group	48,599	83,361	(1)(2)(3)
Private Equity Group	141,010	76,236	(1)

Totals	$292,009	$266,465

	As of December 31, 2014
Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Direct Lending Group	$30,501	$26,854	(1)(3)
Real Estate Group	49,178	45,239	(1)
Tradable Credit Group	52,001	7,420	(1)(2)(3)
Private Equity Group	111,719	97,194	(1)

Totals	$243,399	$176,707

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

6. LOANS HELD AS INVESTMENTS

Fair Value Disclosure of Financial Instruments Reported at Cost

        As of June 30, 2015, in connection with the admission of new investors and the amendment of governing documents, including the partnership agreements, the Company changed its investment from an entity classified as an operating company, which held loans held for investments, to an investment directly in an entity classified as a fair value fund. As a result, the loans held for investment are no longer presented separately in the Company's Statement of Financial Condition.

        The following tables present the estimated fair value and carrying value of the Consolidated Funds' loans held as investments that are carried at cost, less an allowance for loan losses aggregated by the level in the fair value hierarchy as of December 31, 2014:

	Level I	Level II	Level III	Total	Carrying Value
Loans held for investments	$—	$—	$78,895	$78,895	$77,514

        A summary of activity in loans held as investments for the six months ended June 30, 2015 and 2014, is presented below:

For the six months ended June 30, 2015
Balance at December 31, 2014	$77,514
Loan acquisition and origination	200,398
Allowance for loan losses	(119)
Principal repayment	(192,356)
Amortization of loan origination fees	157
Reclassification to a fair value fund (April 9, 2015)	(85,594)

Balance as of June 30, 2015	$—

For the six months ended June 30, 2014
Balance at acquisition (June 3, 2014)	$—
Loan acquisition and origination	154,036
Allowance for loan losses	(2,230)
Principal repayment	(67,718)

Balance as of June 30, 2014	$84,088

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

6. LOANS HELD AS INVESTMENTS (Continued)

other qualitative and quantitative factors. A summary of the changes in the allowance for loan losses is presented below:

For the six months ended June 30, 2015
Balance at December 31, 2014	$1,185
Increase in allowance for loan losses	119
Reclassification to a fair value fund (April 9, 2015)	(1,304)

Balance as of June 30, 2015	$—

For the six months ended June 30, 2014
Balance at acquisition date (June 3, 2014)	$—
Increase in allowance for loan losses	2,230

Balance as of June 30, 2014	$2,230

        Investment in loan receivables consists of outstanding unpaid principal balance of loans held as investments, net of allowance of loan losses, unamortized loan origination fees and deferred interest on non-accrual loans. A summary of the loan receivable balance as of December 31, 2014 is presented below:

As of December 31, 2014
Loan receivables—unpaid principal balance	$79,018
Unamortized loan origination fees	(196)
Deferred interest on non-accrual loans	(123)
Allowance for loan losses	(1,185)

Balance as of December 31, 2014	$77,514

        As of December 31, 2014, the Consolidated Fund had $155.1 million in loan commitments to its borrowers, of which $76.1 million remained undrawn.

7. DERIVATIVE FINANCIAL INSTRUMENTS

        In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against credit, foreign exchange and interest rate risk. The derivative instruments used by the Company and Consolidated Funds include warrants, currency options, purchased options, interest rate swaps, credit default swaps and forward contracts. The derivative instruments do not qualify for hedge

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

accounting under the accounting standards for derivatives and hedging as the Company does not designate its derivatives as hedging instruments. The Company recognizes all of its derivative instruments at fair value as either assets or liabilities in the Condensed Consolidated Statements of Financial Condition.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Quantitative Disclosures of Derivative Financial Instruments

        The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of June 30, 2015 and December 31, 2014. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis in derivative assets or derivative liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of June 30, 2015
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$820
Foreign exchange contracts	56,610	1,594	80,073	2,147

Total derivatives, at fair value	$56,610	$1,594	$330,073	$2,967

	As of June 30, 2015
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Credit contracts	$101,000	$747	$223,776	$10,134
Foreign exchange contracts	41,068	858	226,157	13,566
Other financial instruments	1,006	1,842	95,653	34,314

Total derivatives, at fair value	143,074	3,447	545,586	58,014

Other—equity(2)	4,491	1,716	—	—

TOTAL	$147,565	$5,163	$545,586	$58,014

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        The following tables present a summary of net realized gain (loss) and unrealized appreciation (depreciation) on derivative instruments for the three and six months ended June 30, 2015 and 2014, and the corresponding line item where these changes are presented within the Condensed Consolidated Statements of Operations:

	For the three months ended June 30, 2015
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Swaps	$(345)	$—	$(345)
Foreign currency forward contracts	—	2,770	2,770

Net realized gain (loss) on investments	$(345)	$2,770	$2,425

Net change in unrealized appreciation (depreciation) on investments
Swaps	$158	$—	$158
Foreign currency forward contracts	—	(6,775)	(6,775)

Total net change in unrealized appreciation (depreciation) on investments	$158	$(6,775)	$(6,617)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the three months ended June 30, 2015
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(1,964)	$(279)	$—	$(2,243)
Swaps	—	(2,272)	—	—	(7,511)	(9,783)
Foreign currency forward contracts	—	—	—	4,773	—	4,773

Total net realized gain (loss) on investments of Consolidated Funds	—	$(2,272)	$(1,964)	$4,494	$(7,511)	$(7,253)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$812	$3,239	$—	$4,051
Written options	—	—	31	—	—	31
Swaps	—	8,526	—	—	(15,182)	(6,656)
Warrants(1)	—	—	(1,690)	—	—	(1,690)
Foreign currency forward contracts	—	—	—	(11,614)	—	(11,614)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$—	$8,526	$(847)	$(8,375)	$(15,182)	$(15,878)

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the three months ended June 30, 2014
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(3,143)	$614	$—	$(2,529)
Written options	—	—	—	(1,969)	—	(1,969)
Swaps	4	(7,490)	—	—	(1,078)	(8,564)
Warrants(1)	—	—	1,444	—	—	1,444
Foreign currency forward contracts	—	—	—	(92)	—	(92)

Total net realized gain (loss) on investments of Consolidated Funds	$4	$(7,490)	$(1,699)	$(1,447)	$(1,078)	$(11,710)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$265	$208	$(72)	$401
Written options	—	—	—	812	—	812
Swaps	794	(2,682)	—	12	3,122	1,246
Interest rate caps/floor	(4)	—	233	—	—	229
Warrants(1)	—	—	(5,133)	—	—	(5,133)
Foreign currency forward contracts	22	—	(1,222)	(3,202)	—	(4,402)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$812	$(2,682)	$(5,857)	$(2,170)	$3,050	$(6,847)

(1)
Realized and unrealized gains (losses) on warrants are also reflected in the changes presented within investments in the Condensed Consolidated Statements of Financial Condition.

	For the six months ended June 30, 2015
The Company	Interest Rate Contracts	Foreign Exchange Contracts	Total
Net realized gain (loss) on investments
Purchased options	$—	$2,022	$2,022
Swaps	(682)	—	(682)
Foreign currency forward contracts	—	7,885	7,885

Net realized gain (loss) on investments	$(682)	$9,907	$9,225

Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(1,057)	$(1,057)
Swaps	27	—	27
Foreign currency forward contracts	—	(4,271)	(4,271)

Total net change in unrealized appreciation (depreciation) on investments	$27	$(5,328)	$(5,301)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	For the six months ended June 30, 2015
Consolidated Funds	Interest Rate Contracts	Credit Contracts	Equity Contracts	Foreign Exchange Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(4,546)	$(279)	$—	$(4,825)
Swaps	(135)	(11,721)	—	—	(8,657)	(20,513)
Foreign currency forward contracts	—	—	—	7,963	—	7,963

Total net realized gain (loss) on investments of Consolidated Funds	$(135)	$(11,721)	$(4,546)	$7,684	$(8,657)	$(17,375)

Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$621	$3,246	$—	$3,867
Written options	—	—	31	—	—	31
Swaps	135	8,413	—	—	(13,100)	(4,552)
Warrants(1)	—	—	(1,650)	—	—	(1,650)
Foreign currency forward contracts	—	—	—	(12,048)	—	(12,048)

Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$135	$8,413	$(998)	$(8,802)	$(13,100)	$(14,352)

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        The table below sets forth the rights of setoff and related arrangements associated with the Company's derivative and other financial instruments as of June 30, 2015 and December 31, 2014. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Derivative and Other Instruments of the Company as of June 30, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)
			Net Amounts of Assets (Liabilities) Presented
				Financial Instruments	Net Amount
Assets:
Derivatives	$1,594	$—	$1,594	$2,147	$(553)

Total	1,594	—	1,594	2,147	(553)

Liabilities:
Derivatives	(2,967)	—	(2,967)	(2,147)	(820)

Total	(2,967)	—	(2,967)	(2,147)	(820)

Grand Total	$(1,373)	$—	$(1,373)	$—	$(1,373)

Derivative and Other Instruments of the Company as of December 31, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)
			Net Amounts of Assets (Liabilities) Presented
				Financial Instruments	Net Amount
Assets:
Derivatives	$7,623	$—	$7,623	$1,056	$6,567

Total	7,623	—	7,623	1,056	6,567

Liabilities:
Derivatives	(2,850)	—	(2,850)	(1,056)	(1,794)

Total	(2,850)	—	(2,850)	(1,056)	(1,794)

Grand Total	$4,773	$—	$4,773	$—	$4,773

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The table below sets forth the rights of setoff and related arrangements associated with the Consolidated Funds' derivative and other financial instruments as of June 30, 2015 and December 31, 2014. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Derivative and Other Instruments of the Consolidated Funds as of June 30, 2015

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets (Liabilities)
		Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets:
Derivatives	$9,863	$6,416	$3,447	$640	$1,964	$843

Total	9,863	6,416	3,447	640	1,964	843

Liabilities:
Derivatives	(64,430)	(6,416)	(58,014)	(640)	(4,804)	(52,570)

Total	(64,430)	(6,416)	(58,014)	(640)	(4,804)	(52,570)

Grand Total	$(54,567)	$—	$(54,567)	$—	$(2,840)	$(51,727)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

Credit Facility of the Company

        The Company is party to a $1.03 billion revolving credit facility (the "Credit Facility"), which matures on April 30, 2019. Interest rates are dependent upon corporate credit ratings. Base rate loans bear interest calculated based on the base rate plus 0.50% and LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.50%. Unused commitment fees are payable quarterly in arrears at a rate of 0.20% per annum. The outstanding balance under the Credit Facility was $50.0 million and $0 million as of June 30, 2015 and December 31, 2014, respectively.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

        At June 30, 2015 and December 31, 2014, unamortized debt issuance costs of $4.7 million and $5.3 million, respectively, were included in other assets in the Condensed Consolidated Statements of Financial Condition. For the three months ended June 30, 2015 and 2014, interest expense as presented in the Condensed Consolidated Statements of Financial Operations includes $0.5 million and $0.4 million in unused commitment fees, $0.2 million and $1.1 million of interest and $0.3 million and $0.3 million of amortization of debt issuance costs, respectively. For the six months ended June 30, 2015 and 2014, interest expense as presented in the Condensed Consolidated Statements of Financial Operations includes $1.0 million and $0.8 million in unused commitment fees, $0.4 million and $1.8 million of interest and $0.6 million and $0.5 million of amortization of debt issuance costs, respectively.

Senior Notes of the Company

        On October 8, 2014, Ares Finance Co. LLC, a subsidiary of the Company, issued $250.0 million aggregate principal amount of 4.000% senior notes (the "Notes") due October 8, 2024, at 98.268% of the face amount. Interest is payable semi-annually on April 8 and October 8 each year, commencing on April 8, 2015. The Notes may be redeemed prior to maturity at the Company's option at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a "make-whole" redemption price, plus accrued and unpaid interest to the redemption date; however, Ares Finance Co. LLC is not required to pay any "make-whole" on or after July 8, 2024. Debt issuance costs of $2.3 million are being amortized on a straight line basis over the life of the Notes. The discount of $4.3 million is being amortized using the effective interest rate over the life of the Notes.

        As of June 30, 2015 and December 31, 2014, the Company had $245.9 million and $245.8 million, respectively, reported within debt obligations on the Condensed Consolidated Statements of Financial Condition. The effective annual interest rate of the Notes is 4.21%. As of June 30, 2015 and December 31, 2014, unamortized debt issuance costs of $2.1 million and $2.3 million, respectively, are presented together with the carrying value of the Notes in the Condensed Consolidated Statements of Financial Condition. Interest expense of $2.6 million and $5.3 million, including $0.1 million and $0.1 million from the amortization of debt issuance costs, is included in interest expense in the Condensed Consolidated Statements of Financial Operations for the three and six months ended June 30, 2015, respectively.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

        As of June 30, 2015 and December 31, 2014, the following loan obligations were outstanding and classified as liabilities:

		As of June 30, 2015
		Loan Obligations	Market Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)		$10,641,112	$10,883,808	8.72
Subordinated notes / preferred shares(2)		1,549,774	824,042	9.04

Total loan obligations of Consolidated CLOs		$12,190,886	$11,707,850

Type of Facility	Total Facility (Capacity)			Effective Rate	Commitment Fee	Maturity Date
Revolvers of Consolidated CLOs
Revolving credit line	$39,439	$39,439	$39,237	0.54%	0.17%	07/16/20
Revolving credit line	44,239	44,239	43,619	0.46%	0.17%	10/11/21

Total revolvers of Consolidated CLOs		83,678	82,856

Total notes payable and credit facilities of Consolidated CLOs		$12,274,564	$11,790,706

(1)
Weighted average interest rate of 2.63%.

(2)
The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

		As of December 31, 2014
		Loan Obligations	Market Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)		$11,394,820	$11,062,501	9.02
Subordinated notes / preferred shares(2)		1,523,670	894,795	9.44

Total loan obligations of Consolidated CLOs		$12,918,490	$11,957,296

Type of Facility	Total Facility (Capacity)			Effective Rate	Commitment Fee	Maturity Date
Revolvers of Consolidated CLOs
Revolving credit line	$44,113	$44,113	$43,980	0.49%	0.17%	04/16/21
Revolving credit line	48,510	48,510	47,894	0.43%	0.17%	10/11/21

Total revolvers of Consolidated CLOs		92,623	91,874

Total notes payable and credit facilities of Consolidated CLOs		$13,011,113	$12,049,170

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

Credit Facilities of the Consolidated Funds

        Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds' limited partners, bear an annual commitment fee based on unfunded commitments and contain

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these entities have no recourse to the Company. As of June 30, 2015 and December 31, 2014, the Consolidated Funds were in compliance with all financial and non-financial covenants under such credit facilities.

        The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of June 30, 2015:

Type of Facility	Total Facility (Capacity)	Outstanding Loan(1)	Effective Rate	Commitment Fee	Maturity Date
Short-term borrowings of Consolidated Funds
Credit facility	$25,000	$—	LIBOR + 2.00%	0.30%	06/30/16

Total short-term borrowings of Consolidated Funds		—

Long-term borrowings of Consolidated Funds
Credit facility	18,000	4,459	1.69%	N/A	01/01/23
Notes payable	750,000	561,205	LIBOR + 1.95%	0.75%	09/19/18

Total long-term borrowings of Consolidated Funds		565,664

Total borrowings of Consolidated Funds		$565,664

(1)
The market values of the long term notes approximate the current carrying value that is tied to the LIBOR rate.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

        The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of December 31, 2014:

Type of Facility	Total Facility (Capacity)	Outstanding Loan(1)	Effective Rate	Commitment Fee	Maturity Date
Short-term borrowings of Consolidated Funds
Credit facility	$25,000	$—	LIBOR + 1.75%	0.30%	06/06/15
Credit facility	25,000	—	LIBOR + 2.00%	0.30%	06/30/15

Total short-term borrowings of Consolidated Funds		—

Long-term borrowings of Consolidated Funds
Credit facility	150,000	39,300	LIBOR + 2.25%	0.25%	06/04/18
Notes payable	1,500,000	738,300	LIBOR + 1.65%	0.75%	09/19/18

Total long-term borrowings of Consolidated Funds		777,600

Total borrowings of Consolidated Funds		$777,600

(1)
The market values of the long term notes approximate the current carrying value that is tied to the LIBOR rate.

Loan Obligations of the Consolidated Mezzanine Debt Funds

        Loan obligations of consolidated mezzanine debt funds represent amounts due to holders of debt securities issued by Ares Institutional Loan Fund B.V. (the "AILF Master Fund"), a Netherlands limited liability company. The AILF Master Fund issued Class A, Class B and Class C participating notes that have equal rights and privileges, except with respect to management fees and the performance fee that are applicable to only the Class A participating notes. These participating notes are redeemable debt instruments that do not have a stated interest rate or fixed maturity date. The AILF Master Fund may cause any holders to redeem all or any portion of such notes at any time upon at least five days prior written notice for any reason or no reason. A participating note holder may withdraw all or some of its notes as of the last business day of each calendar month by providing at least 30 days prior written notice. The holders of these participating notes have the right to receive the AILF Master Fund's first gains and the obligation to absorb the AILF Master Fund's first losses. As of June 30, 2015 and December 31, 2014, outstanding loan obligations of the consolidated mezzanine debt funds were approximately $405.7 million and $378.4 million, respectively, and are presented as mezzanine debt in the Condensed Consolidated Statements of Financial Condition. The residual interests of the consolidated mezzanine debt funds are

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. DEBT (Continued)

carried at cost plus accrued interest. The mezzanine funds are collateralized by all of the assets of the AILF Master Fund with no recourse to the Company.

9. REDEEMABLE INTERESTS

        The following table sets forth a summary of changes in the redeemable interests in Consolidated Funds and redeemable interests in Ares Operating Group entities as of June 30, 2015:

Redeemable interests in Consolidated Funds
Redeemable non-controlling interests in Consolidated Funds, beginning of period	$1,037,450
Contributions from redeemable, non-controlling interests in Consolidated Funds	122
Distributions to redeemable, non-controlling interests in Consolidated Funds	(498,564)
Net income (loss) attributable to redeemable, non-controlling interests in Consolidated Funds	11,775

Ending Balance	$550,783

Redeemable interests in Ares Operating Group Entities
Beginning balance	$23,988
Reallocation of Partners' capital for change in ownership interest	81
Deferred tax liabilities arising from allocation of contributions and Partners' capital	(1)
Distributions	(541)
Net income	428
Currency translation adjustment	5
Equity compensation	63

Ending Balance	$24,023

        No additional components exist for the six months ended June 30, 2015 from those presented in the Condensed Consolidated Statement of Changes in Equity.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

10. COMMITMENTS AND CONTINGENCIES (Continued)

recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2015, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Capital Commitments

        As of June 30, 2015 and December 31, 2014, the Company had aggregate unfunded commitments of $253.8 million and $187.9 million, of which $4.2 million and $5.6 million, respectively, is contingent consideration recorded in relation to the acquisition of AREA Management Holdings, LLC. Unfunded commitments associated with contingent consideration are presented within accounts payable and accrued expenses in the consolidated statements of financial condition, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

Guarantees

        The Company guaranteed loans provided to certain professionals to support their investments in affiliated co-investment entities. These entities were formed to permit certain employees and members to invest alongside the Company and its investors in the funds managed by the Company. The Company would be responsible for all outstanding payments due in the event of a default on the loans by certain professionals, with certain offset remedies available against such employees and members. As of June 30, 2015 and December 31, 2014, the total outstanding loan balance was approximately $3.3 million and $3.2 million with an additional $0.4 million and $1.1 million in unfunded commitments, respectively. There has been no history of default and the Company has determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

        On July 30, 2014, AM LLC agreed to provide credit support to a new $75 million credit facility, (the "Guaranteed Facility") entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation ("ACRE") with a national banking association. AM LLC is the parent entity to ACRE's external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) in the event that AM LLC's corporate credit rating is downgraded to below investment grade, among other things. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out- of-pocket costs and expenses in connection with the Guaranteed Facility. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interest in its principal lending holding entity to support the Guaranteed Facility. The Company's maximum exposure to loss shall not exceed $75 million plus accrued interest. The Company recorded the fair value of this guarantee in the amount of $1.6 million within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2015. The total outstanding balance under the Guaranteed Facility was $75.0 million as of June 30, 2015 and December 31, 2014, respectively. The Company believes the likelihood of default by the subsidiary of ACRE to be remote.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        At June 30, 2015 and December 31, 2014, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential clawback, net of tax, which may differ from the recognition of revenue, would have been approximately $325.5 million and $295.7 million, respectively, of which approximately $251.5 million and $239.3 million, respectively, is reimbursable to the Company by certain professionals. Management believes the possibility of all of the investments becoming worthless is remote. If the funds were liquidated at their then current fair values as of June 30, 2015 and December 31, 2014, there would be no event of clawback. For all periods presented, the Company did not accrue any expense or record a liability associated with the clawback obligation.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of June 30, 2015	As of December 31, 2014
Due from affiliates:
Management fees receivable from non-consolidated funds	$95,545	$113,358
Payments made on behalf of and amounts due from non-consolidated funds	30,492	33,176

Due from affiliates—Company	$126,037	$146,534

Amounts due from portfolio companies and non-consolidated funds	$9,474	$11,342

Due from affiliates—Consolidated Funds	$9,474	$11,342

Due to affiliates:
Management fee rebate payable to non-consolidated funds	$5,153	$14,390
Payments made by non-consolidated funds on behalf of and amounts due from the Company	2,257	4,640

Due to affiliates—Company	$7,410	$19,030

Amounts due to non-consolidated funds	$2,415	$2,441

Due to affiliates—Consolidated Funds	$2,415	$2,441

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

12. INCOME TAXES

        A substantial portion of the Company's earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company's earnings reflects no provision for income taxes except those for foreign, city and local income taxes incurred at the entity level. A portion of the Company's operations is held through AHI and Domestic Holdings, which are U.S. corporations for tax purposes. Their income is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes imposed on AHI's and Domestic Holdings' earnings is included in the Company's tax provision. The Company's tax provision also includes entity level income taxes incurred by certain affiliated funds and co-investment entities that are consolidated in these financial statements. The Company's income tax expense was $7.4 million and $5.3 million for the three months ended June 30, 2015 and 2014, respectively. The Company's income tax expense was $13.3 million for the six months ended June 30, 2015, and the Company recorded an income tax benefit of $1.4 million for six months ended June 30, 2014.

        The Company's effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three and six months ended June 30, 2015 and 2014, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification ("ASC") 740-270-30-18, "Income Taxes—Interim Reporting," to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company's effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of June 30, 2015, the Company's U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2009 to 2014. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company's condensed consolidated financial statements.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        The two-class method is an earnings allocation method under which earnings per unit is calculated for common units and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Because the holders of unvested restricted units have the right to participate in distributions when declared, the unvested restricted units are considered participating securities to the extent they are expected to vest. For the three months ended June 30, 2015, the treasury stock method was the more dilutive method for the unvested restricted stock units. For the six months ended June 30, 2015, the two-class method was the more dilutive method for the unvested restricted stock units. For the three months and six months ended June 30, 2015, no participating securities have rights to undistributed earnings.

        The treasury stock method is used to determine potentially dilutive securities resulting from options and unvested restricted units granted under the 2014 Equity Incentive Plan. Potentially dilutive securities for the three months and six months ended June 30, 2015 representing 25,013,577 and 25,018,280 options, respectively, and 166 and 381 restricted stock units, respectively, were excluded from the computation of diluted earnings per common unit because their effect would have been anti-dilutive. If the treasury stock method had been the more dilutive method for the unvested restricted stock units, the dilutive effect of those units would have been 942,244 units for the six months ended June 30, 2015.

        Holders of AOG Units may exchange their AOG Units for common units on a one-for-one basis after the second anniversary of the date of the closing of the IPO provided that Alleghany may exchange up to half of its AOG Units from and after May 7, 2015 (the first anniversary of the IPO), subject to any applicable transfer restrictions and other provisions. The Company applies the "if-converted" method to determine the dilutive weighted-average partnership units represented by these contingently issuable common units, assuming June 30, 2015 represents the end of contingency period.

        The Company has excluded 132,436,444 and 132,427,727 AOG Units from the calculation of diluted earnings per common unit for the three months and six months ended June 30, 2015, respectively, since the exchange of these units would proportionally increase Ares Management, L.P.'s interest in the Ares Operating Group and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits that Ares Management, L.P. is assumed to receive upon the exchange.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

13. EARNINGS PER COMMON UNIT (Continued)

        The following table presents the computation of basic and diluted earnings per common unit:

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
(Dollars in thousands, except unit data)	Basic	Diluted	Basic	Diluted
Net income attributable to Ares Management, L.P.	$12,086	$12,086	$30,542	$30,542
Earnings distributed to participating securities	(99)	—	(409)	(409)
Preferred stock dividends	(4)	(4)	(7)	(7)

Net income available to common unitholders	$11,983	$12,082	$30,126	$30,126

Weighted-average common units	80,671,316	80,671,316	80,669,527	80,669,527

Effect of dilutive units:
Restricted units	—	1,049,603	—	—
Options	—	—	—	—
Contingently issuable common units	—	—	—	—

Diluted weighted-average common units	80,671,316	81,720,919	80,669,527	80,669,527

Earnings per common unit	$0.15	$0.15	$0.37	$0.37

        The Company has excluded 130,921,766 AOG Units from the calculation of diluted earnings per common unit for the period from May 1, 2014 through June 30, 2014 since the exchange of these units would proportionally increase Ares Management, L.P.'s interest in the Ares Operating Group and would have an anti-dilutive effect on earnings per common unit as a result of certain tax benefits that Ares Management, L.P. is assumed to receive upon the exchange.

        For the period from May 1, 2014 through June 30, 2014, the treasury stock method was used to calculate incremental units on potentially dilutive common units resulting from options and unvested restricted units granted under the 2014 Equity Incentive Plan. Potentially dilutive securities representing an incremental 4,355,295 restricted units and 24,729,546 options for the period from May 1, 2014 to June 30, 2014 were excluded from the computation of diluted earnings per common unit for the period because their effect would have been antidilutive.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

13. EARNINGS PER COMMON UNIT (Continued)

        The following table presents the computation of basic and diluted earnings per common unit:

	For the period from May 1, 2014 through June 30, 2014
(Dollars in thousands, except unit data)	Basic	Diluted
Net income attributable to Ares Management, L.P.	$17,842	$17,842
Earnings distributed to participating securities	—	—

Net income available to common unitholders	$17,842	$17,842

Weighted-average common units	79,424,077	79,424,077

Effect of dilutive units:
Restricted units	—	—
Options	—	—
Contingently issuable common units	—	—

Diluted weighted-average common units	79,424,077	79,424,077

Earnings per common unit	$0.22	$0.22

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        The following summarizes the grant date fair value associated with each equity award issued prior to May 1, 2014, as well as the expense recognized for each year presented:

		Equity Compensation Expenses Recognized, Net of Forfeitures
		Three Months Ended June 30,		Six Months Ended June 30,
	Grant Date Fair Value
(Presented in thousands)		2015	2014	2015	2014
AEP I Profit Interest	$38,400	$—	$—	$—	$—
AEP II Profit Interests	33,423	—	13,210	—	14,714
AEP IV Profit Interests	10,657	—	10,657	—	10,657
AEP VI Profit Interests	9,047	—	9,047	—	9,047
Exchanged AEP Awards	68,607	—	—	—	—
Indicus
Membership Interest	20,700	—	10,877	—	11,913
Profit Interest	5,464	—	(4,326)	—	(3,871)
AREA Membership Interest	25,381	—	18,336	—	20,678

Total	$211,679	$—	$57,801	$—	$63,138

Ares Management, L.P. 2014 Equity Incentive Plan

        In connection with the IPO, the Company adopted the Equity Incentive Plan. Under the Equity Incentive Plan, the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash. The total number of units immediately available for issuance under the Equity Incentive Plan was 31,704,545 as of the date of the IPO. Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets, and increases annually on January 1 each year. Accordingly, on January 1, 2015, the total number of units available for issuance under the Equity Incentive Plan increased by 29,030,975 to 31,728,949 units. During the six months ended June 30, 2015, a total of 775,688 units, net of forfeitures and vesting, were issued and 30,953,261 units remained to be issued.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        Equity-based compensation expense, net of assumed forfeitures is included in the following table:

	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the period from May 1, 2014 through June 30, 2014
Restricted units	$3,465	$6,910	$1,749
Options	3,876	7,729	439
Phantom units	457	1,080	2,241

Equity-based compensation expense	$7,798	$15,719	$4,429

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

        The holders of restricted units have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of unvested restricted units held at the time such distributions are declared ("Distribution Equivalent"). During the six months ended June 30, 2015, the Company declared two quarterly distributions of $0.24 and $0.25 per common unit to common unitholders of record at the close of business on March 16, 2015 and May 22, 2015, respectively. For the three and six months ended June 30, 2015, Distribution Equivalents were made to the holders of restricted units in the amount of $1.2 million and $2.4 million, respectively, of which $0.2 million and $0.5 million is presented within compensation and benefits in the Condensed Consolidated Statements of Operations and $1.0 million and $1.9 million is included in distributions in the Condensed Consolidated Statements of Changes in Equity.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        The following table presents unvested restricted units' activity during the six months ended June 30, 2015:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance—January 1, 2015	4,776,053	$18.08
Granted	171,444	17.27
Vested	(8,463)	18.49
Forfeited	(170,352)	18.05

Balance—June 30, 2015	4,768,682	$18.06

        The total compensation expense expected to be recognized in future periods associated with the restricted units, considering assumed annual forfeitures of 7.0%, is approximately $53.3 million as of June 30, 2015 and is expected to be recognized over the remaining weighted average period of 3.85 years.

Options

        Each option entitles the holders to purchase from the Company, upon exercise thereof, one common unit at the stated exercise price. The term of the options is generally ten years from the grant date. The options generally vest at a rate of one-third per year, beginning on the third anniversary of the grant date. Compensation expense associated with these options is being recognized on a straight-line basis during the service period of the respective grant. As of June 30, 2015, there was $59.5 million of total unrecognized compensation expense, net of assumed annual forfeitures of 7.0%, that is expected to be recognized over the remaining weighted average period of 3.83 years.

        A summary of unvested options activity during the six months ended June 30, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance—January 1, 2015	24,230,518	$19.00	9.33
Granted	935,135	18.82	9.58
Forfeited	(152,076)	19.00	—

Balance—June 30, 2015	25,013,577	$18.99	8.85

Exercisable at June 30, 2015	1,162	$19.00	8.82	$—
Expected to vest after June 30, 2015	19,333,428	18.99	8.85	$—

        Aggregate intrinsic value represents the value of the Company's closing unit price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable or expected to vest. As of June 30, 2015 and January 1, 2015, the Company's closing unit price

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

is lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.

        The fair value of each option granted during the six months ended June 30, 2015 is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

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

Phantom Units

        Each phantom unit represents an unfunded, unsecured right of the holder to receive an amount in cash per phantom unit equal to the average closing price of a common unit for the 15 trading days immediately prior to, and the 15 trading days immediately following, the vesting date. The phantom units will vest in equal installments over five years at the anniversaries of the IPO date. The phantom units are accounted for as liability awards with compensation expense being recognized on a straight-line basis based on the number of units expected to vest during the service period. Forfeitures will reduce the expenses in the period in which the forfeiture occurs.

        A summary of unvested phantom units' activity during the six months ended June 30, 2015 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Unit
Balance January 1, 2015	610,711	$19.00
Vested	(115,537)	19.00
Forfeited	(46,746)	19.00

Balance June 30, 2015	448,428	$19.00

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION (Continued)

        Forfeitures are accounted for as they occur. The fair value of the awards is remeasured at each reporting period and was $18.50 per unit as of June 30, 2015. Based on the fair value of the awards at June 30, 2015, $8.0 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 3.83 years. For the six months ended June 30, 2015, the Company paid $2.1 million in connection with the vesting of phantom units.

        Unvested phantom units, restricted units and options are forfeited upon termination of employment; provided that, with respect to certain restricted units and options, if a participant's employment is terminated between the first and second year after grant by the Company without "cause," or as a result of a participant's death or disability, 11% of the award will vest and, if the participant's employment is so terminated between the second and third year after grant, 22% of the award will vest.

        The Company records deferred tax assets for equity-based compensation awards, based on the amount of equity-based compensation expense recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a future tax deduction. As of June 30, 2015, the Company recognized $4.6 million of deferred tax assets related to its equity-based award. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax returns are recorded as adjustments to partners' capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.

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

        At June 30, 2015, Ares Management, L.P. owns a 37.86% direct interest, or 80,676,127 AOG Units, in each of the Ares Operating Group entities; Ares Owners Holding L.P. owns a 56.28% direct interest, or 119,936,444 AOG Units, in each of the Ares Operating Group entities; and an affiliate of Alleghany owns a 5.87% direct interest, or 12,500,000 AOG Units, in each of the Ares Operating Group entities. For the six months ended June 30, 2015, the daily average ownership of AOG Units in each of the Ares Operating Group entities by Ares Owners Holding L.P., Alleghany and Ares Management, L.P. was 56.28%, 5.87% and 37.86%, respectively.

        The Company's ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units and exercise of options that were granted under the Equity Incentive Plan; (ii) the

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. EQUITY (Continued)

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

16. SEGMENT REPORTING

        The Company conducts its alternative asset management business through four operating segments:

  •
  Tradable Credit Group:  The Company's Tradable Credit Group managed 75 funds, with approximately $32.7 billion of assets under management, as of June 30, 2015. The group's fund seek a wide variety of investments ranging from commingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors. While each of the group's funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies.

  •
  Direct Lending Group:  The Company's Direct Lending Group is primarily comprised of self-originating direct lenders to the U.S. and European middle markets, with approximately $30.2 billion of assets under management across 35 funds or investment vehicles as of June 30, 2015, which include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs. In the second quarter of 2014, the group acquired Keltic Financial Services LLC and Keltic Financial Partners II, LP, a leading commercial finance company that provides asset-based loans to small and middle market companies based in New York (the "Keltic acquisition") that now operates as Ares Commercial Finance. Subsequently, in the second quarter of 2015, Ares Commercial Finance acquired First Capital Holdings, Inc. ("FCC acquisition"), a leading specialty finance company that provides asset-based loans.

  •
  Private Equity Group:  The Company's Private Equity Group had approximately $14.7 billion of assets under management as of June 30, 2015. The group managed four corporate private equity commingled funds focused on North America and to a lesser extent Europe, one China growth fund, four commingled funds and five related co-investment vehicles focused on U.S. power and energy assets as of June 30, 2015. The corporate private equity funds pursue majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The China growth fund pursues privately negotiated growth equity

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

    investment in China. On January 1, 2015, the group acquired EIF. The EIF funds target assets across the U.S. power generation, transmission and midstream sectors, and seek attractive risk-adjusted equity returns with current cash flow and capital appreciation.

  •
  Real Estate Group:  The Company's Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.0 billion of assets under management across 40 funds and services a portfolio of over $5.9 billion in mortgage loans principally through a subsidiary of ACRE as of June 30, 2015. The Real Estate Group provides debt and equity capital to a broad spectrum of borrowers, property owners and real estate developers. The group seeks to create value for investors by investing in under-managed and undercapitalized assets in supply-constrained markets, targeting de-risked assets and markets with consistent demand fundamentals, high barriers to new supply and strong liquidity characteristics. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
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

        Performance related earnings ("PRE") is a component of ENI and is a measure used to assess the Company's investment performance and its ability to cover performance fee compensation from performance fees and total investment income. PRE differs from income before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income (expense) earned from Consolidated Funds and non-consolidated funds.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the three months ended June 30, 2015:

	Tradable Credit Group	Direct Lending Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (includes ARCC Part I Fees of $29,250)	$37,851	$70,330	$36,373	$15,935	$160,487	$—	$160,487
Administrative fees and other income	24	75	36	729	864	6,167	7,033
Compensation and benefits	(10,914)	(32,122)	(11,226)	(9,992)	(64,254)	(27,032)	(91,286)
General, administrative and other expenses	(3,571)	(3,254)	(3,200)	(3,708)	(13,733)	(16,013)	(29,746)

Fee related earnings (loss)	23,390	35,029	21,983	2,964	83,366	(36,878)	46,488

Performance fees—realized	37,988	2,093	18,878	102	59,061	—	59,061
Performance fees—unrealized	(46,142)	19,967	41,863	3,887	19,575	—	19,575
Performance fee compensation—realized	(21,364)	(1,254)	(15,102)	—	(37,720)	—	(37,720)
Performance fee compensation—unrealized	27,216	(11,063)	(33,795)	(1,182)	(18,824)	—	(18,824)

Net performance fees	(2,302)	9,743	11,844	2,807	22,093	—	22,093

Investment income (loss)—realized	6,211	(308)	3,105	255	9,263	—	9,263
Investment income (loss)—unrealized	(9,190)	2,657	2,085	953	(3,495)	—	(3,495)
Interest and other investment income	3,742	191	1,330	18	5,281	—	5,281
Interest expense	(1,216)	(519)	(1,658)	(260)	(3,654)	—	(3,654)

Net investment income (loss)	(453)	2,021	4,862	966	7,396	—	7,396

Performance related earnings (loss)	(2,754)	11,764	16,706	3,773	29,489	—	29,489

Economic net income (loss)	$20,636	$46,793	$38,689	$6,737	$112,855	$(36,878)	$75,977

Distributable earnings (loss)	$47,051	$34,554	$28,242	$2,090	$111,937	$(38,981)	$72,956

Total assets	$391,161	$255,228	$934,560	$169,233	$1,750,182	$18,291	$1,768,473

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the three months ended June 30, 2014:

	Tradable Credit Group	Direct Lending Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (includes ARCC Part I Fees of $25,666)	$36,072	$64,805	$22,610	$19,916	$143,403	$—	$143,403
Administrative fees and other income	33	276	94	1,496	1,899	4,678	6,576
Compensation and benefits	(10,453)	(32,753)	(7,886)	(11,689)	(62,781)	(25,961)	(88,742)
General, administrative and other expenses	(3,897)	(2,245)	(2,738)	(4,332)	(13,212)	(12,986)	(26,198)

Fee related earnings (loss)	21,755	30,083	12,080	5,391	69,309	(34,269)	35,040

Performance fees—realized	24,283	—	4,615	—	28,898	—	28,898
Performance fees—unrealized	(11,618)	3,600	42,002	7,726	41,710	—	41,710
Performance fee compensation—realized	(15,986)	—	(3,690)	—	(19,676)	—	(19,676)
Performance fee compensation—unrealized	3,180	(2,075)	(32,824)	(566)	(32,284)	—	(32,284)

Net performance fees	(141)	1,525	10,103	7,160	18,647	—	18,647

Investment income (loss)—realized	6,568	(934)	2,647	(301)	7,980	—	7,980
Investment income (loss)—unrealized	(2,533)	216	11,861	635	10,179	—	10,179
Interest and other income	4,328	144	584	187	5,243	—	5,243
Interest expense	(543)	(332)	(785)	(378)	(2,037)	—	(2,037)

Net investment income (loss)	7,820	(906)	14,307	143	21,364	—	21,364

Performance related earnings	7,679	619	24,410	7,303	40,011	—	40,011

Economic net income (loss)	$29,434	$30,702	$36,490	$12,694	$109,320	$(34,269)	$75,051

Distributable earnings (loss)	$38,852	$28,205	$14,994	$2,343	$84,394	$(35,841)	$48,553

Total assets	$577,397	$199,527	$547,980	$295,433	$1,620,337	$10,560	$1,630,898

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the six months ended June 30, 2015:

	Tradable Credit Group	Direct Lending Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (includes ARCC Part I Fees of $58,292)	$75,460	$141,069	$72,962	$33,313	$322,803	$—	$322,803
Administrative fees and other income	45	152	49	1,585	1,831	12,552	14,383
Compensation and benefits	(19,803)	(65,798)	(23,547)	(20,123)	(129,271)	(55,946)	(185,217)
General, administrative and other expenses	(7,402)	(6,548)	(6,318)	(6,253)	(26,521)	(31,339)	(57,860)

Fee related earnings (loss)	48,300	68,875	43,146	8,522	168,843	(74,733)	94,110

Performance fees—realized	71,313	3,982	19,303	102	94,700	—	94,700
Performance fees—unrealized	(73,834)	28,458	129,194	4,206	88,024	—	88,024
Performance fee compensation—realized	(41,234)	(2,387)	(15,442)	—	(59,063)	—	(59,063)
Performance fee compensation—unrealized	46,770	(16,086)	(103,776)	(779)	(73,873)	—	(73,873)

Net performance fees	3,015	13,967	29,279	3,529	49,790	—	49,790

Investment income (loss)—realized	13,433	1,088	7,277	387	22,185	—	22,185
Investment income (loss)—unrealized	(10,716)	814	643	1,149	(8,110)	—	(8,110)
Interest and other investment income	2,003	404	5,815	47	8,269	—	8,269
Interest expense	(2,424)	(1,045)	(3,338)	(530)	(7,338)	—	(7,338)

Net investment income (loss)	2,296	1,261	10,397	1,053	15,007	—	15,007

Performance related earnings (loss)	5,311	15,228	39,676	4,582	64,797	—	64,797

Economic net income (loss)	$53,611	$84,103	$82,822	$13,104	$233,640	$(74,733)	$158,907

Distributable earnings (loss)	$88,177	$69,135	$55,328	$5,472	$218,112	$(77,861)	$140,251

Total assets	$391,161	$255,228	$934,560	$169,233	$1,750,182	$18,291	$1,768,473

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

        The following table presents the financial results for the Company's operating segments, as well as the OMG, as of and for the six months ended June 30, 2014:

	Tradable Credit Group	Direct Lending Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (includes ARCC Part I Fees of $53,984)	$69,765	$131,009	$45,806	$36,684	$283,264	$—	$283,264
Administrative fees and other income	50	366	170	2,786	3,372	10,071	13,441
Compensation and benefits	(21,258)	(64,965)	(16,081)	(23,174)	(125,478)	(53,618)	(179,096)
General, administrative and other expenses	(7,593)	(4,159)	(4,738)	(8,600)	(25,090)	(26,522)	(51,612)

Fee related earnings (loss)	40,964	62,251	25,157	7,696	136,068	(70,069)	65,999

Performance fees—realized	34,495	39	17,700	—	52,234	—	52,234
Performance fees—unrealized	1,892	5,893	63,344	10,675	81,804	—	81,804
Performance fee compensation—realized	(21,492)	(28)	(14,162)	—	(35,682)	—	(35,682)
Performance fee compensation—unrealized	(3,176)	(3,525)	(49,736)	(566)	(57,003)	—	(57,003)

Net performance fees	11,719	2,379	17,146	10,109	41,353	—	41,353

Investment income (loss)—realized	24,586	(1,532)	3,779	429	27,262	—	27,262
Investment income (loss)—unrealized	(15,400)	1,739	27,017	(227)	13,129	—	13,129
Interest and other income	4,579	243	3,368	197	8,386	—	8,386
Interest expense	(930)	(636)	(1,407)	(703)	(3,676)	—	(3,676)

Net investment income (loss)	12,835	(186)	32,757	(304)	45,102	—	45,102

Performance related earnings	24,554	2,193	49,903	9,805	86,455	—	86,455

Economic net income (loss)	$65,518	$64,444	$75,060	$17,501	$222,523	$(70,069)	$152,454

Distributable earnings (loss)	$79,556	$59,212	$33,637	$3,841	$176,246	$(73,354)	$102,892

Total assets	$577,397	$199,527	$547,980	$295,433	$1,620,337	$10,560	$1,630,898

        The following reconciliations contain rounded values that are presented elsewhere within the financial statements. Consequently, the sum of certain values may not match the totals presented herein.

	For the Three Months Ended June 30, 2015
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$239,989	(1)	$(64,197	)(a)	$175,792
Expenses	134,530	(2)	82,264	(b)	216,794
Other income (expense)	7,396	(3)	286,371	(c)	293,767
Economic net income / Income before taxes	112,855		139,910	(d)	252,765
Total assets	1,750,182		18,693,478	(e)	20,443,660

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2014
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$215,910	(1)	$(84,292	)(a)	$131,618
Expenses	127,954	(2)	131,148	(b)	259,102
Other income (expense)	21,364	(3)	297,609	(c)	318,973
Economic net income / Income before taxes	109,320		82,169	(d)	191,489
Total assets	1,620,337		19,971,993	(e)	21,592,330

	For the Six Months Ended June 30, 2015
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$507,359	(1)	$(149,839	)(a)	$357,520
Expenses	288,726	(2)	166,930	(b)	455,656
Other income (expense)	15,007	(3)	742,459	(c)	757,466
Economic net income / Income before taxes	233,640		425,690	(d)	659,330
Total assets	1,750,182		18,693,478	(e)	20,443,660

	For the Six Months Ended June 30, 2014
	Total Segments		Consolidation Adjustments and Reconciling Items		Consolidated Results
Revenues	$420,674	(1)	$(155,428)	(a)	$265,246
Expenses	243,253	(2)	199,979	(b)	443,232
Other income (expense)	45,102	(3)	599,048	(c)	644,150
Economic net income / Income before taxes	222,523		243,641	(d)	466,164
Total assets	1,620,337		19,971,993	(e)	21,592,330

(1)
Segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Management fees	$160,487	$143,403	$322,803	$283,264
Administrative fees and other income	864	1,899	1,831	3,372
Performance fees—realized	59,061	28,898	94,700	52,234
Performance fees—unrealized	19,575	41,710	88,024	81,804

Total segment revenue	$239,989	$215,910	$507,359	$420,674

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(2)
Segment expenses consist of compensation and benefits, and general, administrative and other expenses, as well as realized and unrealized performance fee expenses.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Compensation and benefits	$64,254	$62,781	$129,271	$125,478
General, administrative and other expenses	13,733	13,212	26,521	25,090
Performance fee compensation—realized	37,720	19,676	59,063	35,682
Performance fee compensation—unrealized	18,824	32,284	73,873	57,003

Total segment expense	$134,530	$127,954	$288,726	$243,253

(3)
Segment net investment income consists of realized and unrealized investment income and expenses, interest and other income and interest expenses.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Investment income (loss)—realized	$9,263	$7,980	$22,185	$27,262
Investment Income (loss)—unrealized	(3,495)	10,179	(8,110)	13,129
Interest, dividend and other investment income	5,281	5,243	8,269	8,386
Interest expense	(3,654)	(2,037)	(7,338)	(3,676)

Net investment income	$7,396	$21,364	$15,007	$45,102

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(a)
The revenues adjustment principally represents management and performance fees earned from Consolidated Funds which were eliminated in consolidation to arrive at Ares consolidated revenues.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Consolidated Fund revenue eliminated in consolidation	$(68,344)	$(82,186)	$(159,380)	$(155,764)
Administrative fees and other income attributable to OMG	6,167	4,678	12,552	10,071
Performance fee reclass(1)	(2,019)	(6,785)	(3,009)	(9,735)

Total consolidated adjustments and reconciling items	$(64,197)	$(84,292)	$(149,839)	$(155,428)

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

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Consolidated Fund expenses added in consolidation	$36,390	$49,692	$84,961	$90,329
Consolidated Fund expenses eliminated in consolidation	(28,556)	(32,980)	(62,055)	(64,680)
OMG expenses	43,045	38,947	87,285	80,140
Acquisition-related expenses	571	1,292	2,795	2,713
Merger-related expense	2,955	—	2,955	—
Equity compensation expense	7,798	62,228	15,719	67,568
Placement fees and underwriting costs	1,462	3,506	4,507	4,558
Amortization of intangibles	16,646	6,718	27,538	15,549
Depreciation expense	1,949	1,748	3,222	3,807

Total consolidation adjustments and reconciling items	$82,264	$131,148	$166,930	$199,979

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(c)
The other income adjustment represents the addition of net investment income (loss) and net interest income (expense) to arrive at Ares consolidated other income.

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Consolidated Funds other income added in consolidation, net	$291,206	$306,795	$752,264	$627,912
Other income from Consolidated Funds eliminated in consolidation, net	(6,852)	(15,965)	(12,803)	(38,595)
Performance fee reclass(1)	2,020	6,783	3,010	9,733
Other non-cash items	—	—	(10)	—

Total consolidation adjustments and reconciling items	$286,371	$297,609	$742,459	$599,048

(1)
Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company's Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

(d)
The reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of economic net income, fee related earnings, performance related earnings and distributable earnings consists of the following:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Economic net income
Income before taxes	$252,765	$191,489	$659,330	$466,164

Adjustments:
Amortization of intangibles	16,646	6,718	27,538	15,549
Depreciation expense	1,949	1,748	3,222	3,807
Equity compensation expenses	7,798	62,228	15,719	67,568
Acquisition-related expenses	571	1,292	2,795	2,713
Merger-related expenses	2,955	—	2,955	—
Placement fees and underwriting costs	1,462	3,506	4,507	4,558
OMG expenses, net	36,878	34,269	74,733	70,069
Other non-cash items	—	—	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(208,174)	(191,932)	(557,175)	(407,904)

Total consolidation adjustments and reconciling items	(139,910)	(82,169)	(425,690)	(243,641)

Economic net income	$112,855	$109,320	$233,640	$222,523

Fee related earnings
Income before taxes	$252,765	$191,489	$659,330	$466,164

Adjustments:
Amortization of intangibles	16,646	6,718	27,538	15,549
Depreciation expense	1,949	1,748	3,222	3,807
Equity compensation expenses	7,798	62,228	15,719	67,568
Acquisition-related expenses	571	1,292	2,795	2,713
Merger-related expenses	2,955	—	2,955	—
Placement fees and underwriting costs	1,462	3,506	4,507	4,558
OMG expenses, net	36,878	34,269	74,733	70,069
Other non-cash items	—	—	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds	(208,174)	(191,932)	(557,175)	(407,904)

Total consolidation adjustments and reconciling items	(139,910)	(82,169)	(425,690)	(243,641)

Economic net income	112,855	109,320	233,640	222,523

Total performance fees income—realized	(59,061)	(28,898)	(94,700)	(52,234)
Total performance fees income—unrealized	(19,575)	(41,710)	(88,024)	(81,804)
Total performance fee compensation—realized	37,720	19,676	59,063	35,682
Total performance fee compensation—unrealized	18,824	32,284	73,873	57,003
Total investment income	(7,396)	(21,364)	(15,007)	(45,102)

Fee related earnings	$83,366	$69,309	$168,843	$136,068

Management fees	$160,487	$143,403	$322,803	$283,264
Administrative fees and other income	864	1,899	1,831	3,372
Compensation and benefits	(64,254)	(62,781)	(129,271)	(125,478)
General, administrative and other expenses	(13,733)	(13,212)	(26,521)	(25,090)

Fee related earnings	$83,366	$69,309	$168,843	$136,068

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Performance related earnings:
Income before taxes	$252,765	$191,489	$659,330	$466,164

Adjustments:
Amortization of intangibles	16,646	6,718	27,538	15,549
Depreciation expense	1,949	1,748	3,222	3,807
Equity compensation expenses	7,798	62,228	15,719	67,568
Acquisition-related expenses	571	1,292	2,795	2,713
Merger-related expenses	2,955	—	2,955	—
Placement fees and underwriting costs	1,462	3,506	4,507	4,558
OMG expenses, net	36,878	34,269	74,733	70,069
Other non-cash items	—	—	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(208,174)	(191,932)	(557,175)	(407,904)

Economic net income	112,855	109,320	233,640	222,523

Total management fees	(160,487)	(143,403)	(322,803)	(283,264)
Administrative fees and other income	(864)	(1,899)	(1,831)	(3,372)
Compensation and benefits	64,254	62,781	129,271	125,478
General, administrative and other expenses	13,733	13,212	26,521	25,090

Performance related earnings	$29,489	$40,011	$64,797	$86,455

Total performance fees—realized	$59,061	$28,898	$94,700	$52,234
Total performance fees—unrealized	19,575	41,710	88,024	81,804
Total performance fee compensation—realized	(37,720)	(19,676)	(59,063)	(35,682)
Total performance fee compensation—unrealized	(18,824)	(32,284)	(73,873)	(57,003)
Net investment income (loss)	7,396	21,364	15,007	45,102

Performance related earnings	$29,489	$40,011	$64,797	$86,455

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

16. SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Distributable earnings
Income (loss) before taxes	$252,765	$191,489	$659,330	$466,164

Adjustments:
Amortization of intangibles	16,646	6,718	27,538	15,549
Equity compensation expenses	7,798	62,228	15,719	67,568
OMG distributable loss(1)	38,981	35,841	77,861	73,354
Non-cash acquisition-related expenses	336	—	1,587	—
Merger-related expenses	2,955	—	2,955	—
Taxes paid(2)	(906)	(347)	(1,385)	(554)
Dividend equivalent	(961)	—	(1,872)	—
Other non-cash items	(253)	—	(409)	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(208,174)	(191,932)	(557,175)	(407,904)
Unrealized performance fees	(19,575)	(41,710)	(88,024)	(81,804)
Unrealized performance fee compensation	18,824	32,284	73,873	57,003
Unrealized investment and other income (loss)	3,495	(10,179)	8,110	(13,129)

Distributable earnings	$111,937	$84,394	$218,112	$176,246

Fee related earnings	$83,366	$69,309	$168,843	$136,068

Performance fees—realized	59,061	28,898	94,700	52,234
Performance fee compensation—realized	(37,720)	(19,676)	(59,063)	(35,682)
Investment and other income realized, net	10,891	11,184	23,117	31,973

Net performance related earnings—realized	32,233	20,406	58,754	48,525

Less:
Dividend equivalent(3)	(719)	—	(1,403)	—
One-time acquisition costs(3)	253	(636)	(471)	(636)
Income tax expense(3)	(391)	(138)	(867)	(344)
Non-cash items	(253)	—	(409)	—
Placement fees and underwriting costs	(1,463)	(3,506)	(4,507)	(4,558)
Non-cash depreciation and amortization(3)	(1,089)	(1,042)	(1,828)	(2,809)

Distributable earnings	$111,937	$84,394	$218,112	$176,246

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
(e)
The reconciliation of total segment assets to total assets reported in the Condensed Consolidated Statements of Financial Condition consists of the following:

	June 30, 2015	June 30, 2014
Total assets from Consolidated Funds added in consolidation	$19,525,401	$20,813,584
Total assets from Consolidated Funds eliminated in consolidation	(850,214)	(852,152)
OMG assets	18,291	10,560

Total consolidation adjustments and reconciling items	$18,693,478	$19,971,992

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES

        The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of June 30, 2015 and December 31, 2014 and results from operations for the three and six months ended June 30, 2015 and 2014.

	As of June 30, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$101,533	$—	$—	$101,533
Investments	610,026	—	(391,888)	218,138
Derivative assets, at fair value	1,594	—	—	1,594
Performance fees receivable	598,979	—	(436,209)	162,770
Due from affiliates	146,124	—	(20,087)	126,037
Other assets	62,271	—	(40)	62,231
Intangible assets, net	103,736	—	—	103,736
Goodwill	144,210	—	—	144,210
Assets of Consolidated Funds
Cash and cash equivalents	—	1,381,296	—	1,381,296
Investments	—	17,847,829	—	17,847,829
Due from affiliates	—	11,464	(1,990)	9,474
Dividends and interest receivable	—	83,279	—	83,279
Receivable for securities sold	—	191,434	—	191,434
Derivative assets, at fair value	—	3,447	—	3,447
Other assets	—	6,652	—	6,652

Total assets	$1,768,473	$19,525,401	$(850,214)	$20,443,660

Liabilities
Accounts payable and accrued expenses	$126,028	$—	$(1,124)	$124,904
Accrued compensation	82,166	—	—	82,166
Derivative liabilities, at fair value	2,967	—	—	2,967
Due to affiliates	7,924	—	(514)	7,410
Performance fee compensation payable	433,879	—	(867)	433,012
Debt obligations	293,779	—	—	293,779
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	21,276	—	—	21,276

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of June 30, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	51,821	(432)	51,389
Due to affiliates	—	65,645	(63,230)	2,415
Payable for securities purchased	—	262,137	—	262,137
Derivative liabilities, at fair value	—	58,014	—	58,014
Securities sold short, at fair value	—	3,493	—	3,493
Deferred tax liability, net	—	24,524	—	24,524
CLO loan obligations	—	11,858,758	(68,052)	11,790,706
Fund borrowings	—	565,664	—	565,664
Mezzanine debt	—	405,717	—	405,717

Total liabilities	988,019	13,295,773	(134,219)	14,149,573

Commitments and contingencies
Redeemable interest in Consolidated Funds	—	550,783	—	550,783
Redeemable interest in Ares Operating Group entities	24,023	—	—	24,023
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	5,621,276	(718,519)	4,902,757
Equity appropriated for Consolidated Funds	—	57,569	—	57,569

Non-controlling interest in Consolidated Funds	—	5,678,845	(718,519)	4,960,326

Non-controlling interest in Ares Operating Group entities	473,380	—	—	473,380
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,676,127 units issued and outstanding)	286,655	—	—	286,655
Accumulated other comprehensive gain (loss)	(3,605)	—	2,525	(1,080)

Total controlling interest in Ares Management, L.P	283,050	—	2,525	285,575

Total equity	756,430	5,678,845	(715,994)	5,719,281

Total liabilities, redeemable interests, non-controlling interests and equity	$1,768,473	$19,525,401	$(850,214)	$20,443,660

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of December 31, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$148,858	$—	$—	$148,858
Restricted cash and cash equivalents	32,734	—	—	32,734
Investments	598,074	—	(424,022)	174,052
Derivative assets, at fair value	7,623	—	—	7,623
Performance fees receivable	548,098	—	(361,039)	187,059
Due from affiliates	166,225	—	(19,691)	146,534
Other assets	58,809	—	(93)	58,716
Intangible assets, net	40,948	—	—	40,948
Goodwill	85,582	—	—	85,582
Assets of Consolidated Funds
Cash and cash equivalents	—	1,314,397	—	1,314,397
Investments, at fair value	—	19,123,950	—	19,123,950
Loans held for investment, net	—	77,514	—	77,514
Due from affiliates	—	13,262	(1,920)	11,342
Dividends and interest receivable	—	81,331	—	81,331
Receivable for securities sold	—	132,753	—	132,753
Derivative assets, at fair value	—	3,126	—	3,126
Other assets	—	12,473	—	12,473

Total assets	$1,686,951	$20,758,806	$(806,765)	$21,638,992

Liabilities
Accounts payable and accrued expenses	$101,912	$—	$(602)	$101,310
Accrued compensation	129,433	—	—	129,433
Derivative liabilities, at fair value	2,850	—	—	2,850
Due to affiliates	19,881	—	(851)	19,030
Performance fee compensation payable	381,164	—	(896)	380,268
Debt obligations	243,491	—	—	243,491
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	19,861	—	—	19,861
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	68,674	(85)	68,589
Due to affiliates	—	63,417	(60,976)	2,441
Payable for securities purchased	—	618,902	—	618,902
Derivative liabilities, at fair value	—	42,332	—	42,332
Securities sold short, at fair value	—	3,763	—	3,763
Deferred tax liability, net	—	22,214	—	22,214
CLO loan obligations	—	12,120,842	(71,672)	12,049,170
Fund borrowings	—	777,600	—	777,600
Mezzanine debt	—	378,365	—	378,365

Total liabilities	918,592	14,096,109	(135,082)	14,879,619

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	As of December 31, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,037,450	—	1,037,450
Redeemable interest in Ares Operating Group entities	23,988	—	—	23,988
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	5,663,172	(674,443)	4,988,729
Equity appropriated for Consolidated Funds	—	(37,926)	—	(37,926)

Non-controlling interest in Consolidated Funds	—	5,625,246	(674,443)	4,950,803

Non-controlling interest in Ares Operating Group entities	463,493	—	—	463,493
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,667,664 units issued and outstanding)	285,025	—	—	285,025
Accumulated other comprehensive gain (loss)	(4,146)	—	2,760	(1,386)

Total controlling interest in Ares Management, L.P	280,879	—	2,760	283,639

Total equity	744,372	5,625,246	(671,683)	5,697,935

Total liabilities, redeemable interests, non-controlling interests and equity	$1,686,951	$20,758,806	$(806,765)	$21,638,992

	For the Three Months Ended June 30, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $29,250)	$160,487	$—	$(25,755)	$134,732
Performance fees	76,616	—	(42,482)	34,134
Other fees	7,033	—	(107)	6,926

Total revenues	244,136	—	(68,344)	175,792

Expenses
Compensation and benefits	99,085	—	—	99,085
Performance fee compensation	56,544	—	—	56,544
General, administrative and other expense	53,331	—	—	53,331
Consolidated Fund expenses	—	36,390	(28,556)	7,834

Total expenses	208,960	36,390	(28,556)	216,794

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended June 30, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Other income (expense)
Interest and other investment income	7,269	—	(2,935)	4,334
Interest expense	(3,654)	—	—	(3,654)
Other income (expense), net	(1,991)	—	728	(1,263)
Net realized gain (loss) on investments	9,365	—	(6,053)	3,312
Net change in unrealized appreciation (depreciation) on investments	(1,576)	—	(360)	(1,936)
Interest and other investment income of Consolidated Funds	—	214,195	(135)	214,060
Interest expense of Consolidated Funds	—	(116,775)	2,053	(114,722)
Net realized gain (loss) on investments of Consolidated Funds	—	111,740	—	111,740
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	82,046	(150)	81,896

Total other income (expense)	9,413	291,206	(6,852)	293,767

Income before taxes	44,589	254,816	(46,640)	252,765
Income tax expense (benefit)	5,772	1,615	—	7,387

Net income	38,817	253,201	(46,640)	245,378

Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	(6,030)	1,946	(4,084)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	259,229	(48,586)	210,643
Less: Net income attributable to redeemable interests in Ares Operating Group entities	185	—	—	185
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	26,548	—	—	26,548

Net income attributable to Ares Management, L.P	$12,086	$—	$—	$12,086

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Three Months Ended June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $25,666)	$143,403	$—	$(28,977)	$114,426
Performance fees	63,825	—	(52,650)	11,175
Other fees	6,576	—	(559)	6,017

Total revenues	213,804	—	(82,186)	131,618

Expenses
Compensation and benefits	150,970	—	—	150,970
Performance fee compensation	51,960	—	—	51,960
General, administrative and other expense	39,460	—	—	39,460
Consolidated Fund expenses	—	49,692	(32,980)	16,712

Total expenses	242,390	49,692	(32,980)	259,102

Other income (expense)
Interest and other investment income	7,923	—	(1,026)	6,897
Interest expense	(2,037)	—	—	(2,037)
Other income (expense), net	(3,020)		—	(3,020)
Net realized gain (loss) on investments	7,980	—	(9,383)	(1,403)
Net change in unrealized appreciation (depreciation) on investments	17,297	—	(7,594)	9,703
Interest and other investment income of Consolidated Funds	—	203,464	(126)	203,338
Interest expense of Consolidated Funds	—	(205,766)	2,025	(203,741)
Net realized gain (loss) on investments of Consolidated Funds	—	47,840	—	47,840
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	261,257	139	261,396

Total other income (expense)	28,143	306,795	(15,965)	318,973

Income before taxes	(443)	257,103	(65,171)	191,489
Income tax expense	(3,112)	8,379	—	5,267

Net income	2,669	248,724	(65,171)	186,222

Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	15,447	(2,034)	13,413
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	233,277	(63,137)	170,140
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	(23)	—	—	(23)
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(15,150)	—	—	(15,150)

Net income attributable to Ares Management, L.P	$17,842	$—	$—	$17,842

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Six Months Ended June 30, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $58,292)	$322,803	$—	$(52,682)	$270,121
Performance fees	179,714	—	(105,520)	74,194
Other fees	14,383	—	(1,178)	13,205

Total revenues	516,900	—	(159,380)	357,520

Expenses
Compensation and benefits	200,936	—	—	200,936
Performance fee compensation	132,936	—	—	132,936
General, administrative and other expense	98,878	—	—	98,878
Consolidated Fund expenses	—	84,961	(62,055)	22,906

Total expenses	432,750	84,961	(62,055)	455,656

Other income (expense)
Interest and other investment income	13,302	—	(8,626)	4,676
Interest expense	(7,338)	—	—	(7,338)
Other income (expense), net	(5,044)	—	3,451	(1,593)
Net realized gain (loss) on investments	22,287	—	(12,211)	10,076
Net change in unrealized appreciation (depreciation) on investments	(5,202)	—	6,742	1,540
Interest and other investment income of Consolidated Funds	—	552,571	(325)	552,246
Interest expense of Consolidated Funds	—	(239,409)	5,976	(233,433)
Net realized gain (loss) on investments of Consolidated Funds	—	50,304	—	50,304
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	388,798	(7,810)	380,988

Total other income (expense)	18,005	752,264	(12,803)	757,466

Income before taxes	102,155	667,303	(110,128)	659,330
Income tax expense (benefit)	9,831	3,448	—	13,279

Net income	92,324	663,855	(110,128)	646,051

Less: Net income attributable to redeemable interests in Consolidated Funds	—	12,189	(414)	11,775
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	651,666	(109,714)	541,952
Less: Net income attributable to redeemable interests in Ares Operating Group entities	428	—	—	428
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	61,354	—	—	61,354

Net income attributable to Ares Management, L.P	$30,542	$—	$—	$30,542

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES (Continued)

	For the Six Months Ended June 30, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $53,984)	$283,264	$—	$(58,289)	$224,975
Performance fees	124,305	—	(96,916)	27,389
Other fees	13,441	—	(559)	12,882

Total revenues	421,010	—	(155,764)	265,246

Expenses
Compensation and benefits	246,663	—	—	246,663
Performance fee compensation	92,685	—	—	92,685
General, administrative and other expense	78,235	—	—	78,235
Consolidated Fund expenses	—	90,329	(64,680)	25,649

Total expenses	417,583	90,329	(64,680)	443,232

Other income (expense)
Interest and other investment income	11,406	—	(4,385)	7,021
Interest expense	(3,676)	—	—	(3,676)
Other income (expense), net	(3,020)		—	(3,020)
Net realized gain (loss) on investments	27,261	—	(28,730)	(1,469)
Net change in unrealized appreciation (depreciation) on investments	22,862	—	(9,013)	13,849
Interest and other investment income of Consolidated Funds	—	548,940	(257)	548,683
Interest expense of Consolidated Funds	—	(351,503)	2,720	(348,783)
Net realized gain (loss) on investments of Consolidated Funds	—	102,805	—	102,805
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	327,670	1,070	328,740

Total other income (expense)	54,833	627,912	(38,595)	644,150

Income before taxes	58,260	537,583	(129,679)	466,164
Income tax expense	(598)	(830)	—	(1,428)

Net income	58,858	538,413	(129,679)	467,592

Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	56,226	(5,765)	50,461
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	482,187	(123,914)	358,273
Less: Net income attributable to redeemable interests in Ares Operating Group entities	383	—	—	383
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	40,633	—	—	40,633

Net income attributable to Ares Management, L.P	$17,842	$—	$—	$17,842

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Six Months Ended June 30, 2015 and 2014
and as of June 30, 2015 and December 31, 2014
(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

18. SUBSEQUENT EVENTS

        In August 2015, the Company declared a quarterly distribution of $0.26 per common unit to common unitholders of record at the close of business on August 25, 2015, payable on September 8, 2015.

        On July 21, 2015, ACRE exercised the one-year extension option on the $75 million Guaranteed Facility entered on July 30, 2014. The extended maturity date of the Guaranteed Facility is now July 31, 2016.

        On July 23, 2015, the Company and Kayne Anderson Capital Advisors, L.P. ("KACALP") announced that Ares Holdings, Ares Investments, KACALP and KA Fund Advisors, LLC (together with KACALP, "Kayne Anderson") have entered into a definitive business combination and merger agreement pursuant to which Ares Holdings and Ares Investments will acquire the equity interests of Kayne Anderson. Following the closing of the transactions, the Company will be renamed Ares Kayne Management, L.P. Under the terms of the agreement, Ares Holdings and Ares Investments will provide $2.55 billion in consideration to the owners of Kayne Anderson, the majority of which will be in the form of Ares Operating Group Units. The transaction is expected to close on or around January 1, 2016, subject to customary regulatory approvals, certain Kayne Anderson investor consents and other closing conditions.

        On July 23, 2015, the Company entered into Amendment No. 3 (the "Amendment") to the Credit Facility. The Amendment, among other things, (i) increases the borrower's maximum leverage ratio and (ii) allows for the calculation of "Debt" for purposes of determining compliance with financial covenants to be net of the cash of the Company, the Loan Parties and their respective subsidiaries; provided that (a) the amount of cash on hand as a result of the incurrence of any indebtedness that is not repaid within seven days of such incurrence that may be netted in calculating "Debt" shall not exceed $750 million and (b) all cash netted in calculating "Debt" shall be used solely to fund the consummation of certain related acquisitions or transactions.

        On August 5, 2015, the Company entered into Amendment No. 4 the Credit Facility. The amendment, among other things, releases Ares Management, L.P., Ares Holdings, Ares Domestic, and Ares Real Estate from their guarantees of the borrower's obligations under the Credit Facility, and adds certain subsidiaries of the Company as guarantors of the borrower's obligations under the Credit Facility. Upon the release of the guarantors under the Credit Facility as described above, the guarantee obligations of the Company, Ares Holdings, Ares Domestic and Ares Real Estate under the Notes automatically terminated.

        On August 7, 2015, Ares Finance Co. LLC entered into a first amendment to the first supplemental indenture, dated October 8, 2014, supplementing the base indenture, dated October 8, 2014, governing the Notes (as amended and supplemented, the "Indenture") to (i) add a reporting obligation under its existing financial reporting covenant, (ii) add certain subsidiaries of the Company as additional guarantors under the Notes and (iii) make certain other non-material amendments to the provisions of the Indenture.

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

  •
  Tradable Credit Group:  Our Tradable Credit Group managed 75 funds as of June 30, 2015, which seek a wide variety of investments ranging from commingled and separately managed accounts for institutional investors to publicly traded vehicles and sub-advised funds for retail investors, with approximately $32.7 billion of assets under management as of June 30, 2015. While each of the group's funds is tailored to specific investment objectives, mandates can be broadly categorized between long-only credit and alternative credit investment strategies.

  •
  Direct Lending Group:  Our Direct Lending Group is one of the largest self-originating direct lenders to the U.S. and European middle markets, with approximately $30.2 billion of assets under management across 35 funds or investment vehicles as of June 30, 2015, which include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs. In the second quarter of 2014, the group acquired Keltic Financial Services LLC and Keltic Financial Partners II, LP, a leading commercial finance company that provides asset-based loans to small and middle market companies based in New York (the "Keltic acquisition") and now operates as Ares Commercial Finance. Subsequently, in the second quarter of 2015, Ares Commercial Finance acquired First Capital Holdings, Inc. ("FCC acquisition"), a leading specialty finance company that provides asset-based loans.

  •
  Private Equity Group:  Our Private Equity Group has achieved compelling investment returns for a loyal and growing group of high profile limited partners and had approximately $14.7 billion of assets under management as of June 30, 2015. The group managed four corporate private equity commingled funds focused on North America and, to a lesser extent Europe, one China growth fund and four commingled funds and five related co-investment vehicles focused on U.S. power and energy assets as of June 30, 2015. The corporate private equity funds pursue majority or shared control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The China growth fund pursues privately negotiated growth equity investment in China. On January 1, 2015, the group acquired EIF Management, LLC ("EIF"). EIF had approximately $4.4 billion of AUM across four commingled funds and five related co investment vehicles as of June 30, 2015. The EIF funds target assets across the U.S. power generation, transmission, and midstream sectors, and seek attractive risk-adjusted equity returns with current cash flow and capital appreciation.

  •
  Real Estate Group:  Our Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.0 billion of assets under management across 40 funds and services a portfolio of over $5.9 billion in mortgage loans principally through a subsidiary of ACRE as of June 30, 2015. Our Real Estate Group provides debt and equity capital to a broad spectrum of borrowers, property owners and real estate developers. We seek to create value for investors by investing in under-managed and undercapitalized assets in supply-constrained markets, targeting de-risked assets and markets with consistent demand fundamentals, high barriers to new supply and strong liquidity characteristics. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts.

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

        The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in our Consolidated Funds' and non-consolidated funds' applicable investment management or partnership agreements and represent either an incentive fee or carried interest. Other income (loss) represents the investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from the investments of the Company and the Consolidated Funds, as well as interest expense. Administrative expense reimbursements are administrative services that we provide to certain of our affiliated funds that are reported within other fees. In accordance with GAAP, we are required to consolidate those funds in which we hold a general partner interest that gives us substantive control rights over those funds. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, general, administrative and other expenses, as well as realized and unrealized performance fee compensation.

Trends Affecting Our Business

        We believe that our disciplined investment philosophy across our four distinct but complementary investment groups contributes to the stability of our firm's performance throughout market cycles. Additionally, as approximately 52.3% of our assets under management ("AUM") were in funds with a remaining contractual life of seven years or more as of June 30, 2015, including 15.2% that were in permanent capital vehicles with unlimited duration, our funds have a stable base of committed capital which enables us to invest in assets with a long term focus over different points in a market cycle and take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

        A volatile interest rate environment, continued instability in the commodity sector and concerns surrounding Greece and China drove an aversion to risk assets and contributed to elevated volatility across capital markets during the second quarter of 2015. The leveraged finance market experienced divergent trends throughout the quarter as robust demand and contracting supply buoyed loan asset prices, while the high yield market was pressured by rising interest rates and volatility resulting from various geopolitical events. As a result, bank loans outperformed high yield bonds during the second quarter of 2015 as the Credit Suisse Leveraged Loan Index increased 0.79% while the BofA Merrill Lynch U.S. High Yield Master II Index declined 0.05%. Amid fears around the health of the Chinese economy, the Greek debt crisis and evolving speculation surrounding Federal Open Market Committee policy action, equity markets experienced elevated volatility and underperformed bank loans with the S&P 500 returning 0.28% during the second quarter of 2015.

        In Europe, developments surrounding Greece and its potential exit from the Eurozone dominated headlines late in the second quarter of 2015. While Greece's future in the Eurozone remains uncertain, there is a broader concern regarding the potential impact of a Greece exit on other Eurozone countries such as Portugal, Ireland and Spain and the impact it may have on the tenuous recovery underway in Europe supported by the European Central Bank's quantitative easing initiatives.

        For Ares' businesses, these markets and economies have created opportunities, particularly in the Direct Lending Group and within alternative credit and special situations funds in the Tradable Credit Group, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables both our Direct Lending and Tradable Credit Groups to reduce risk and enhance returns as market conditions shift. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Tradable Credit and Direct Lending Groups to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 81% of the debt assets within our Tradable Credit Group and approximately 92% within our Direct Lending Group are floating rate instruments, which we believe helps mitigate price volatility associated with changes in the treasury's yield curve.

        Notwithstanding the potential opportunities of market volatility, future earnings, cash flows and distributions are affected by a range of factors, including realizations of our funds' investments, which are subject to significant fluctuations from period to period.

        See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of the risks to which our businesses are subject.

Recent Transactions

        On January 1, 2015, we completed the acquisition of all of the outstanding membership interests of EIF, a Delaware limited liability company, in accordance with the membership interest purchase agreement entered into on October 30, 2014 for a consideration of $149.2 million, in the form of cash, equity and contingent consideration. EIF is a leading asset manager in the energy infrastructure industry with approximately $4.4 billion of AUM across four commingled funds and five related co-investment vehicles as of June 30, 2015. Through this transaction, we have established a new, power and energy assets equity strategy within our Private Equity Group that focuses on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. For further details about this transaction, see Note 3, "Business Combinations, Goodwill and Intangible Assets," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

        On July 21, 2015, ACRE exercised the one-year extension option on the $75 million credit support facility guaranteed by Ares Management LLC ("Guaranteed Facility") entered on July 30, 2014. The extended maturity date of the Guaranteed Facility is now July 31, 2016.

        On July 23, 2015, the Company and Kayne Anderson Capital Advisors, L.P. ("KACALP") announced that Ares Holdings L.P. ("Ares Holdings"), Ares Investments L.P. ("Ares Investments"), KACALP and KA Fund Advisors, LLC (together with KACALP, "Kayne Anderson") have entered into a definitive business combination and merger agreement pursuant to which Ares Holdings and Ares Investments will acquire the equity interests of Kayne Anderson. Following the closing of the transactions, the Company will be renamed Ares Kayne Management, L.P. and will be one of the largest and most diversified alternative asset managers. Under the terms of the agreement, Ares Holdings and Ares Investments will provide $2.55 billion in consideration to the owners of Kayne Anderson, the majority of which will be in the form of Ares Operating Group Units. The transaction is expected to close on or around January 1, 2016, subject to customary regulatory approvals, certain Kayne Anderson investor consents and other closing conditions.

        On July 23, 2015, the Company and certain subsidiaries of the Company entered into Amendment No. 3 (the "Amendment") to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014 (as amended through and including the Amendment, the ("Credit Facility"). The Amendment, among other things, (i) increases the borrower's maximum leverage ratio and (ii) allows for the calculation of "Debt" for purposes of determining compliance with financial covenants to be net of the cash of the Company, the Loan Parties and their respective subsidiaries; provided that (a) the amount of cash on hand as a result of the incurrence of any indebtedness that is not repaid within seven days of such incurrence that may be netted in calculating "Debt" shall not exceed $750 million and (b) all cash netted in calculating "Debt" shall be used solely to fund the consummation of certain related acquisitions or transactions.

        On August 5, 2015, the Company entered into Amendment No. 4 the Credit Facility. The amendment, among other things, releases Ares Management, L.P., Ares Holdings, Ares Domestic, and Ares Real Estate from their guarantees of the borrower's obligations under the Credit Facility, and adds certain subsidiaries of the Company as guarantors of the borrower's obligations under the Credit Facility. Upon the release of the guarantors under the Credit Facility as described above, the guarantee obligations of the Company, Ares Holdings, Ares Domestic and Ares Real Estate under the Notes automatically terminated.

        On August 7, 2015, Ares Finance Co. LLC entered into a first amendment to the first supplemental indenture, dated October 8, 2014, supplementing the base indenture, dated October 8, 2014, governing the Notes (as amended and supplemented, the "Indenture") to (i) add a reporting obligation under its existing financial reporting covenant, (ii) add certain subsidiaries of the Company as additional guarantors under the Notes and (iii) make certain other non-material amendments to the provisions of the Indenture.

Consolidation and Deconsolidation of Ares Funds

        Pursuant to GAAP, we consolidate our Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10-Q. These funds represented approximately 23.3% of our AUM as of June 30, 2015 and 16.3% of our management fees and 58.7% of our performance fees for the six months ended June 30, 2015. As of June 30, 2015, we consolidated 26 CLOs and 38 non-CLOs and as of June 30, 2014, we consolidated 29 CLOs and 34 non-CLOs. As of June 30, 2015, we held $68.1 million of investments in these CLOs and $542.0 million in non-CLOs, which represents the maximum exposure to loss.

        We generally deconsolidate CLOs upon liquidation or dissolution at the end of their finite lives. In contrast, the other funds we advise are deconsolidated when we are no longer deemed to control the entity. During the six months ended June 30, 2015, six entities liquidated or dissolved and three non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation.

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

        Performance Related Earnings.    Performance related earnings (or "PRE") is a component of ENI and is a measure used to assess our investment performance and our ability to cover performance fee compensation from performance fees and total investment income. PRE differs from income before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income (expense) earned from our Consolidated Funds and non-consolidated funds.

        Distributable Earnings.    Distributable earnings (or "DE") is a pre- income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation, realized net investment and other income and is generally reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in "—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures."

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

For our funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.

        The table below provides the period-to-period rollforward of AUM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Consolidated Segments
Change in AUM:
Beginning of period	$86,926	$77,046	$81,761	$74,005
Acquisitions(1)	—	37	4,581	37
Commitments(2)	2,653	4,426	5,620	9,260
Capital reduction(3)	(1,337)	(1,633)	(1,955)	(3,026)
Distributions(4)	(1,993)	(1,381)	(3,399)	(2,661)
Change in fund value(5)	1,272	743	915	1,624

End of period	$87,522	$79,238	$87,522	$79,238

Average AUM	$87,224	$78,142	$84,642	$76,622

(1)
Represents AUM acquired via acquisition, which was previously reported at approximately $4.0 billion.

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

        As of June 30, 2015 and 2014, our uninvested AUM, which we refer to as dry powder, was $18.3 billion and $19.0 billion, respectively, primarily attributable to our funds in the Direct Lending Group and the Private Equity Group.

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

        The table below provides the period-to-period rollforward of fee earning AUM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Consolidated segments
Change in fee earning AUM:
Beginning of period	$65,664	$57,228	$61,359	$59,162
Acquisitions(1)	—	—	4,046	—
Commitments(2)	436	1,198	1,609	1,456
Subscriptions/deployment/increase in leverage(3)	2,054	2,927	3,401	4,658
Redemption/distributions/decrease in leverage(4)	(1,773)	(2,166)	(3,842)	(6,819)
Change in fund value(5)	240	128	248	895
Change in fee basis(6)	(613)	(70)	(812)	(109)

End of period	$66,008	$59,244	$66,008	$59,244

Average fee earning AUM	$65,836	$58,236	$63,684	$59,203

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

(6)
Represents the change in fee basis from committed capital to invested capital or from net to gross basis and includes a reduction in fee basis of $346.9 million for the three and six months ended June 30, 2015 to reflect fee earning AUM as of the end of the period presented.

        The table below breaks out fee earning AUM by its respective components at each period:

	As of June 30,
	2015	2014
	(Dollars in millions)
Consolidated segments
Components of fee earning AUM:
Fee earning AUM based on capital commitments(1)	$8,665	$6,000
Fee earning AUM based on invested capital(2)	11,880	10,427
Fee earning AUM based on market value/other(3)	22,601	21,319
Fee earning AUM based on collateral balances, at par(4)	22,862	21,498

Total fee earning AUM	$66,008	$59,244

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

Fund Performance Metrics

        Fund performance information for our investment funds that contributed at least 1% of our total management fees for the six months ended June 30, 2015, which we refer to as our "significant funds," is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. In addition to management fees, some of these significant funds pay performance fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our performance and is also not indicative of the future performance of any particular fund. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See "—Results of Operations by Segment—Tradable Credit Group—Fund Performance Metrics as of June 30, 2015," "—Direct Lending Group—Fund Performance Metrics as of June 30, 2015," "—Private Equity Group—Fund Performance Metrics as of June 30, 2015" and "—Real Estate Group—Fund Performance Metrics as of June 30, 2015" for a detailed discussion of fund performance by segment.

Results of Operations

Consolidated Results of Operations

        The following table and discussion sets forth information regarding our consolidated results of operations for the three months and six months ended June 30, 2015 and 2014 presented in accordance with GAAP. The condensed consolidated financial statements of our Predecessors have been prepared on substantially the same basis for all historical periods presented; however, following our Reorganization and initial public offering, net income attributable to our Predecessor is presented together with net income attributable to non-controlling interests in Ares Operating Group entities. Additionally, Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights and the creation and termination of funds. We consolidate funds where we are deemed to hold a controlling financial interest. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds for the three months and six months ended June 30, 2015 and 2014. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Statements of operations
Revenues
Management fees (includes ARCC Part I Fees of $29,250, $58,292 and $25,666, $53,984 for the three and six months ended June 30, 2015 and 2014, respectively)	$134,732	$114,426	$270,121	$224,975
Performance fees	34,134	11,175	74,194	27,389
Other fees	6,926	6,017	13,205	12,882

Total revenues	175,792	131,618	357,520	265,246

Expenses
Compensation and benefits	99,085	150,970	200,936	246,663
Performance fee compensation	56,544	51,960	132,936	92,685
General, administrative and other expenses	53,331	39,460	98,878	78,235
Consolidated Funds' expenses	7,834	16,712	22,906	25,649

Total expenses	216,794	259,102	455,656	443,232

Other income (expense)
Interest and other investment income	4,334	6,897	4,676	7,021
Interest expense	(3,654)	(2,037)	(7,338)	(3,676)
Other income (expense), net	(1,263)	(3,020)	(1,593)	(3,020)
Net realized gain (loss) on investments	3,312	(1,403)	10,076	(1,469)
Net change in unrealized appreciation (depreciation) on investments	(1,936)	9,703	1,540	13,849
Interest and other investment income of Consolidated Funds	214,060	203,338	552,246	548,683
Interest expense of Consolidated Funds	(114,722)	(203,741)	(233,433)	(348,783)
Net realized gain (loss) on investments of Consolidated Funds	111,740	47,840	50,304	102,805
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	81,896	261,396	380,988	328,740

Total other income	293,767	318,973	757,466	644,150

Income before taxes	252,765	191,489	659,330	466,164
Income tax expense (benefit)	7,387	5,267	13,279	(1,428)

Net income	245,378	186,222	646,051	467,592

Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	(4,084)	13,413	11,775	50,461
Less: Net income attributable to non-controlling interests in Consolidated Funds	210,643	170,140	541,952	358,273
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	185	(23)	428	383
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	26,548	(15,150)	61,354	40,633

Net income attributable to Ares Management, L.P.	$12,086	$17,842	$30,542	$17,842

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

        Management Fees.    Total management fees increased by $20.3 million, or 17.7%, to $134.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Management fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $3.2 million to $25.8 million for the three months ended June 30, 2015 compared to three months ended June 30, 2014.

  •
  Our Direct Lending Group generated an additional $7.2 million in management fees for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to additional fees earned on capital raised by ARCC and additional capital deployment of Ares Capital Europe II ("ACE II").

  •
  Our Tradable Credit Group generated an additional $3.1 million in management fees for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to incremental fees from various new funds that were launched after the first quarter of 2014.

  •
  Our Private Equity Group generated an additional $14.0 million in management fees for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was principally driven by the management fee contracts acquired in the EIF acquisition in the first quarter of 2015, of which U.S. Power Fund III ("USPF III") and U.S. Power Fund IV ("USPF IV") contributed $4.1 million and $7.0 million, respectively.

  •
  The increase in management fees was partially offset by a decrease of $4.0 million in total management fees in our Real Estate Group for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily due to the termination of certain previously acquired management fee contracts. The decrease was partially offset by new fund raises by Ares European Real Estate Fund IV ("EU IV") and Ares US Real Estate Fund VIII ("U.S. VIII") during the third and fourth quarters of 2014.

        Performance Fees.    Performance fees increased by $23.0 million, or 205.4%, to $34.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In addition, performance fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $10.2 million to $42.5 million for three months ended June 30, 2015 compared to the three months ended June 30, 2014.

  •
  Our Private Equity Group generated $21.2 million in total performance fees for the three months ended June 30, 2015, primarily attributable to Ares Corporate Opportunities Fund IV, L.P ("ACOF IV"), which exceeded its hurdle rate for the first time in the third quarter of 2014. No performance fees were generated in the prior year period by ACOF IV.

  •
  Our Direct Lending Group experienced an increase of $18.5 million in total performance fees for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in performance fees was principally attributable to increases in ACE II of approximately $7.6 million resulting from portfolio appreciation and to ARCC Part II fees of approximately $5.7 million from increased performance of the fund. A managed account also contributed $4.2 million to the increase in total performance fees due to realized gains associated with derivative contracts used to hedge foreign currency volatility in the fund during the quarter.

  •
  The increase in performance fees was partially offset by a decrease of $17.7 million in total performance fees in our Tradable Credit Group for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in performance fees was primarily driven by decreasing market valuations within our special situation strategies for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Due to a decline in values of assets for the three months ended June 30, 2015, we recorded a decrease in performance fees from Ares Credit Strategies Fund I ("CSF"), Ares Strategic Investment Partners, L.P.("ASIP II") and a special situations strategy fund of $6.1 million, $0.8 million and $8.1 million, respectively.

  •
  Our Real Estate Group experienced an increase of $1.0 million in total performance fees for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was principally attributed to valuation gains in a European Real Estate equity fund.

        For the three months ended June 30, 2015, unrealized performance fees of $11.0 million and $0.2 million related to our Tradable Credit Group and Direct Lending Group, respectively, were reversed due to market depreciation. No performance fees were reversed for the three months ended June 30, 2014.

        Other Fees.    Administrative fees and other income increased by $0.9 million, or 15.1%, to $6.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to an increase in administrative services provided to ARCC and a commercial finance fund. The increase was partially offset by a decrease in property management related fees within our Real Estate Group.

Expenses

        Compensation and Benefits.    Compensation and benefits expenses decreased by $51.9 million, or 34.4%, to $99.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily due to a decrease in equity compensation expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, when the vesting of certain equity compensation awards was accelerated in connection with our initial public offering. Additionally, compensation expenses were lower compared to the prior year due to a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. These decreases were partially offset by additional compensation and benefit expenses due to merit based increases and to increases in headcount, including additional personnel acquired with the Keltic, EIF and FCC acquisitions.

        Performance Fee Compensation.    Performance fee compensation expenses increased by $4.6 million, or 8.8%, to $56.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The change in performance fee compensation was directly correlated with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $13.9 million, or 35.2%, to $53.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was driven primarily by increases in occupancy and office expenses, growth in personnel and geographical expansion and costs relating to the Keltic, EIF and FCC acquisitions.

        Expenses of our Consolidated Funds.    Expenses of Consolidated Funds decreased by $8.9 million, or 53.1%, to $7.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily the result of a $6.4 million decrease of offering related expenses for CLOs launched, as there were no new CLOs in the second quarter of 2015. Additionally, expenses associated with a Tradable Credit Group fund decreased by $1.2 million as it was going through liquidation in 2014 and was deconsolidated as of 2015. The number of funds that we consolidate within our results remained relatively flat, as the total funds consolidated as of June 30, 2015 and 2014 was 64 and 63, respectively.

Other Income (Expense)

        When evaluating the changes in other income (expense), we separately analyze the returns generated by the Company's investment portfolio from the investment returns generated by our Consolidated Funds. For comparison purposes, we aggregate interest and other investment income with interest expense and aggregate the net realized and unrealized gains (losses).

        For the three months ended June 30, 2015 and 2014, the other income associated with the Company and our Consolidated Funds is summarized below:

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Other income (expense) of the Company's investment portfolio:
Interest and other investment income	$4,334	$6,897
Interest expense	(3,654)	(2,037)
Other income (expense), net	(1,263)	(3,020)

Net interest and other income (expense) of the Company	(583)	1,840

Net realized gain (loss) on investments	3,312	(1,403)
Net change in unrealized appreciation (depreciation) on investments	(1,936)	9,703

Net investments gains (losses) of the Company	1,376	8,300

Other income (expense) of the Company's investment portfolio	793	10,140

Other income (expense) of Consolidated Funds:
Interest and other investment income of Consolidated Funds	214,060	203,338
Interest expense of Consolidated Funds	(114,722)	(203,741)

Net interest and other income (expense) of Consolidated Funds	99,338	(403)

Net realized gain (loss) on investments of Consolidated Funds	111,740	47,840
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	81,896	261,396

Net investments gains (losses) of Consolidated Funds	193,636	309,236

Other income (expense) of Consolidated Funds	292,974	308,833

Total other income	$293,767	$318,973

Investments of the Company

        Net interest and other income (expense) of the Company changed to a net expense of $0.6 million for the three months ended June 30, 2015, from $1.8 million of net income for the three months ended June 30, 2014. The change in net interest and other expense was primarily due to (i) additional interest expense of $1.6 million as a result of the Company issuing $250.0 million aggregate principal amount of 4.000% senior notes on October 8, 2014 (the "Notes"), (ii) a decrease in interest and other investment income of $2.6 million primarily due to a one-time fee earned from an equity bridge facility related to a

Tradable Credit Group investment in the second quarter of 2014, partially offset by a dividend received on that same investment in the second quarter of 2015 and, (iii) partially offset by a reduction in other income (expense), net of $1.8 million as a result of revaluing certain assets and liabilities denominated in foreign currencies.

        Net investment gains of the Company decreased by $6.9 million, or 83.4%, to $1.4 million for the three months ended June 30, 2015, from $8.3 million for the three months ended June 30, 2014. The decrease in net investment gains was primarily attributable to unrealized depreciation of investments in the current period as a result of a decline in market valuations, offset by realized gains of $3.3 million that were primarily attributable to foreign currency hedging activities. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The net change in investment gains was principally due to $4.1 million and $2.7 million decreases attributable to the investments held in the Real Estate Group and Tradable Credit Group special situation funds, respectively, that experienced greater market appreciation during the three months ended June 30, 2014 compared to the same period in 2015. Additionally, we recognized $1.5 million in net depreciation of derivative instruments held to mitigate the foreign exchange rate risk associated with our investments in various leveraged loan and Direct Lending Group funds. This was partially offset by a net gain of $0.9 million in Private Equity Group funds that experienced greater market appreciation during the three months ended June 30, 2014 compared to the same period in 2015.

Investments of Consolidated Funds

        Net interest and other investment income of Consolidated Funds increased by $99.7 million to $99.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

  •
  Interest income increased by $10.7 million, or 5.3%, to $214.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

  •
  Our Tradable Credit Group experienced a decrease of $4.5 million in interest income mainly as a result of three non-CLO Funds liquidating assets to make distributions.

  •
  Our Direct Lending Group also experienced a decrease in interest income of $8.8 million primarily due to exits and repayments of investments within Ares Capital Europe L.P. ("ACE I") after the second quarter of 2014.

  •
  Our Private Equity Group experienced an increase in other investment income of $24.0 million resulting from an increase in dividend income of $42.6 million received by Ares Corporate Opportunities Fund III ("ACOF III") offset by a decrease in interest income as a result of the restructuring of an interest bearing term loan held as an investment by Ares Corporate Opportunities Fund II ("ACOF II") and ACOF III into an interest bearing equity security in the second quarter of 2014.

  •
  Interest expense decreased by $89.0 million, or 43.7%, to $114.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily driven by one leveraged non-CLO Fund reducing its asset base associated leverage and a decrease of $88.1 million in our Tradable Credit Group as a result of liquidating five CLOs since June 30, 2014.

        The Consolidated Funds reported a net investment gain of $193.6 million and $309.2 million for the three months ended June 30, 2015 and 2014, respectively.

  •
  Funds within our Tradable Credit Group recognized a net investment loss of $11.5 million and gains $87.5 million for the three months ended June 30, 2015 and 2014, respectively. The net investment loss of $11.5 million was driven by losses of $18.3 million in our non-CLO funds offset by net investment gains of $6.4 million within our CLO funds. The net investment gain of $87.5 million was driven by a gain of $90.0 million from our CLO funds offset by a net investment loss of $2.5 million within our non-CLO funds.

  •
  Funds within our Private Equity Group recognized net investment gains of $183.6 million and $220.3 million for the three months ended June 30, 2015 and 2014, respectively. The net investment gain for the three months ended June 30, 2015 was primarily driven by net investment gains in underlying investments in our ACOF II, ACOF III, ACOF IV and EIF funds, partially offset by net investment losses in the investments in ACOF Asia.

  •
  Funds within our Direct Lending Group recognized net investment gains of $21.3 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively. The net investment gain for the three months ended June 30, 2015 was primarily driven by net investment gains in the underlying investments in ACE I.

        Income Tax Expense/Benefits.    Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company's investment income is generally not subject to income tax.

        Income tax expense was $7.4 million for the three months ended June 30, 2015 compared to $5.3 million for the three months ended June 30, 2014. The change of $2.1 million, or 40.3%, was primarily driven by an $8.9 million, or 285.5%, increase in income taxes of the Company due to an increase in the Company's effective tax rate as a result of certain non-deductible expense adjustments that were recorded in the current period that are not expected to recur. The increase in the Company's income tax expense was offset by a decrease of $6.8 million, or 80.7%, in income tax from our Consolidated Funds. The decrease was primarily driven by a decrease in unrealized gain associated with market depreciation attributable to the underlying investments of ACOF III.

        Non-Controlling and Redeemable Interests.    Net income attributable to non-controlling and redeemable interests in Consolidated Funds was $206.6 million for the three months ended June 30, 2015 compared to $183.6 million for the three months ended June 30, 2014. The increase in net income attributable to non-controlling and redeemable interests of $23.0 million was due to an increase in interest and other income earned by funds in our Private Equity Group and an increase in unrealized appreciation on investments in funds within the Direct Lending Group, partially offset by an increase in unrealized depreciation of our investments in funds within the Tradable Credit Group.

        For the three months ended June 30, 2015, net income attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities for the three months ended June 30, 2014 represents the results attributable to various minority, non control oriented strategic investment partners of the Predecessor.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

        Management Fees.    Total management fees increased by $45.1 million, or 20.1%, to $270.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Management fees from our Consolidated Funds, which are eliminated upon consolidation, decreased by $5.6 million to $52.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

  •
  Our Direct Lending Group generated an additional $13.9 million in management fees for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to additional fees earned on capital raised by ARCC and additional capital deployment of ACE II.

  •
  Our Tradable Credit Group generated an additional $6.5 million in management fees for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to incremental fees from various new funds that were launched after the second quarter of 2014.

  •
  Our Private Equity Group generated an additional $28.1 million in management fees for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was principally driven by the management fee contracts acquired in the EIF acquisition in the first quarter of 2015, of which USPF III and USPF IV contributed $8.4 million and $14.0 million, respectively, during the six months ended June 30, 2015.

  •
  The increase in management fees was partially offset by a decrease of $3.4 million in total management fees in our Real Estate Group for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily due to the termination of certain previously acquired management fee contracts, partially offset by new fund raises by EU IV and U.S. VIII during the third and fourth quarters of 2014.

        Performance Fees.    Performance fees increased by $46.8 million, or 170.9%, to $74.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Performance fees from our Consolidated Funds, which are eliminated upon consolidation, increased by $8.6 million to $105.5 million for the six months ended June 30, 2015 compared to six months ended June 30, 2014.

  •
  Our Private Equity Group generated $53.0 million in total performance fees for the six months ended June 30, 2015, primarily attributable to ACOF IV, which exceeded its hurdle rate for the first time in the third quarter of 2014. No performance fees were generated in the prior year period by ACOF IV.

  •
  Our Direct Lending Group experienced an increase of $24.4 million in total performance fees for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in performance fees was primarily attributable to increases in ACE II of approximately $12.1 million resulting from portfolio appreciation and to ARCC Part II Fees of approximately $6.3 million as a result of improved performance of the fund. A managed account also contributed $4.7 million to the increase in total performance fees due to realized gains associated with derivative contracts used to hedge foreign currency volatility in the fund during the period.

  •
  The increase in performance fees was partially offset by a decrease of $31.0 million in total performance fees in our Tradable Credit Group for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in performance fees was primarily driven by decreasing market valuations of certain equity securities within our special situation strategies for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Due to a decline in values of asset valuations for the six months ended June 30, 2015, we recorded a decrease in performance fees from Ares Credit Strategies Fund I ("CSF"), ASIP II and a special situations strategy fund of $13.0 million, $2.2 million and $12.1 million, respectively.

  •
  Our Real Estate Group experienced an increase of $0.4 million in total performance fees for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily attributable to a new fund that closed in the fourth quarter of 2014 and exceeded its hurdle in 2015.

        For the six months ended June 30, 2015, unrealized performance fees of $10.5 million related to our Tradable Credit Group were reversed due to market depreciation. There were no reversals of performance fees recorded for the six months ended June 30, 2014.

        Other Fees.    Administrative fees and other income increased by $0.3 million, or 2.5%, to $13.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to an increase in administrative services provided to ARCC and a commercial finance fund. The increase was partially offset by a decrease in property management related fees within our Real Estate Group.

Expenses

        Compensation and Benefits.    Compensation and benefits expenses decreased by $45.7 million, or 18.5%, to $200.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily due to a decrease in equity compensation expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, when the vesting of certain equity compensation awards was accelerated in connection with our initial public offering. Additionally, compensation expenses decreased compared to the prior year due to a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. These decreases were partially offset by additional compensation and benefit expenses due to merit based increases and to increasing headcount, primarily related to additional personnel acquired with the Keltic, EIF and FCC acquisitions.

        Performance Fee Compensation.    Performance fee compensation expenses increased by $40.3 million, or 43.4%, to $132.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The change in performance fee compensation was directly correlated with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $20.6 million, or 26.4%, to $98.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was driven primarily by increases in occupancy and office expenses, growth in personnel and geographical expansion and costs relating to the Keltic, EIF and FCC acquisitions.

        Expenses of our Consolidated Funds.    Expenses of Consolidated Funds decreased by $2.7 million, or 10.7%, to $22.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily the result of a $1.4 million decrease in offering related expenses for CLOs. Additionally, expenses associated with a Tradable Credit Group fund decreased by $1.2 million as it was going through liquidation in 2014 and was deconsolidated as of 2015. The number of funds that we consolidate within our results remained relatively flat, as the total funds consolidated as of June 30, 2015 and 2014 was 64 and 63, respectively.

Other Income (Expense)

        When evaluating the changes in other income (expense), we separately analyze the returns generated by the Company's investment portfolio from the investment returns generated by our Consolidated Funds. For comparison purposes, we aggregate interest and other investment income with interest expense and aggregate the net realized and unrealized gains (losses).

        For the six months ended June 30, 2015 and 2014, the other income associated with the Company and our Consolidated Funds is summarized below:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Other income (expense) of the Company's investment portfolio:
Interest and other investment income	$4,676	$7,021
Interest expense	(7,338)	(3,676)
Other income (expense), net	(1,593)	(3,020)

Net interest and other income (expense) of the Company	(4,255)	325

Net realized gain (loss) on investments	10,076	(1,469)
Net change in unrealized appreciation (depreciation) on investments	1,540	13,849

Net investments gains (losses) of the Company	11,616	12,380

Other income (expense) of the Company's investment portfolio	7,361	12,705

Other income (expense) of Consolidated Funds:
Interest and other investment income of Consolidated Funds	552,246	548,683
Interest expense of Consolidated Funds	(233,433)	(348,783)

Net interest and other income (expense) of Consolidated Funds	318,813	199,900

Net realized gain (loss) on investments of Consolidated Funds	50,304	102,805
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	380,988	328,740

Net investments gains (losses) of Consolidated Funds	431,292	431,545

Other income (expense) of Consolidated Funds	750,105	631,445

Total other income	$757,466	$644,150

Investments of the Company

        Net interest and other income (expense) of the Company changed to a net expense of $4.3 million for the six months ended June 30, 2015, from $0.3 million of net income for the six months ended June 30, 2014. The change in net interest and other income (expense) was primarily due to (i) additional interest expense of $3.7 million as a result of the Company issuing the Notes on October 8, 2014, (ii) a decrease in interest and other investment income of $2.3 million primarily as a result of a one-time fee earned from an equity bridge facility related to a Tradable Credit Group investment in the second quarter of 2014, partially offset by a dividend received on that same investment in the second quarter of 2015, and (iii) partially offset by a reduction in other income (expense), net of $1.4 million as a result of revaluing certain assets and liabilities denominated in foreign currencies.

        Net investment gains of the Company decreased by $0.8 million, or 6.2%, to $11.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in net investment gains was the result of an increase of $11.5 million in realized gains and a decrease in unrealized appreciation on investments of $12.3 million. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period.

        The net change in investment gains was principally due to (i) a $8.7 million increase attributable to net appreciation of derivative instruments held to mitigate the foreign exchange rate risk associated with our investments in various leveraged loan and Direct Lending funds, (ii) a net increase of $1.9 million of appreciation in our Private Equity Group funds that experienced greater market appreciation during the six months ended June 30, 2015 compared to the same period in 2014, (iii) a net loss of $5.6 million in Real Estate Group equity funds that experienced greater market appreciation during the six months ended June 30, 2014 compared to the same period in 2015, and (iv) a net loss of $5.9 million in Tradable Credit Group special situation funds as a result of market depreciation.

Investments of Consolidated Funds

        Net interest income and other investment income of Consolidated Funds increased by $118.9 million, or 59.5%, to $318.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

  •
  Interest income increased by $3.6 million, or 0.6%, to $552.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

  •
  Our Tradable Credit Group experienced a decrease of $20.7 million in interest income generally driven by a decrease of $27.7 million in our non-CLO funds offset by an increase in our CLO funds of $7.2 million.

  •
  Our Direct Lending Group also experienced a decrease in interest income of $19.7 million primarily due to exits and repayments of investments within ACE I after the second quarter of 2014.

  •
  Our Private Equity Group experienced an increase in other investment income of $44.0 million resulting from an increase in dividend income of $46.6 million received by ACOF III in the second quarter of 2015 offset by a decrease in interest income as a result of the restructuring of an interest bearing term loan held as an investment by ACOF II and ACOF III into an interest bearing equity security in the second quarter of 2014.

  •
  Interest expense decreased by $115.3 million, or 33.1%, to $233.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was primarily driven by one leveraged non-CLO fund reducing its asset base and associated leverage and a decrease of $112.7 million in our Tradable Credit Group as a result of liquidating five CLOs since June 30, 2014.

        The Consolidated Funds reported a net investment gain of $431.3 million and $431.5 million for the six months ended June 30, 2015 and 2014, respectively.

  •
  Funds within our Tradable Credit Group recognized net investment gains of $79.2 million and $93.0 million for the six months ended June 30, 2015 and 2014, respectively. Net investments gains recognized for the six months ended June 30, 2015 were primarily the result of gains in our CLO portfolio of $94.7 million, offset by net investment losses within the non-CLO portfolio of $15.5 million. Net investment gains of $93.0 million for the six months ended June 30, 2014 were primarily the result of gains in our CLO and non-CLO portfolio of $53.7 million and $39.3 million, respectively.

  •
  Funds within our Private Equity Group recognized net investment gains of $342.1 million and $339.8 million for the six months ended June 30, 2015 and 2014, respectively. The net investment gain for the six months ended June 30, 2015 was primarily driven by net investment gains in underlying investments in our ACOF II, ACOF III, ACOF IV and EIF funds, partially offset by net investment losses in the investments in ACOF Asia.

  •
  Funds within our Direct Lending Group recognized net investment gain of $8.9 million and net investment loss of $1.2 million for the six months ended June 30, 2015 and 2014, respectively. The net investment gain for the six months ended June 30, 2015 was primarily driven by net investment gains in the underlying investments in a European fund.

        Income Tax Expense/Benefits.    Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company's investment income is generally not subject to income tax.

        Income tax expense was $13.3 million for the six months ended June 30, 2015 compared with an income tax benefit of $1.4 million for the six months ended June 30, 2014. The change of $14.7 million was primarily driven by a $10.4 million increase in income tax of the Company due to an increase in the Company's effective tax rate, as well as by a 75.3% increase in Company's pretax income. In addition, the income tax expense for Consolidated Funds also increased by $4.3 million. The increase was primarily driven by an increase in unrealized gain recognized from market appreciation attributable to the underlying investments of ACOF III.

        Non-Controlling and Redeemable Interests.    Net income attributable to non-controlling and redeemable interests in Consolidated Funds was $553.7 million for the six months ended June 30, 2015 compared to $408.7 million for the six months ended June 30, 2014. The increase in net income attributable to non-controlling and redeemable interests of $145.0 million was due to an increase in interest income and unrealized appreciation on investments in funds within the Private Equity Group, partially offset by an increase in unrealized depreciation of our investments in funds within the Tradable Credit Group

        For the six months ended June 30, 2015, net income attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities for the six months ended June 30, 2014 represents the results attributable to various minority, non control oriented strategic investment partners of the Predecessor.

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

ENI and Other Measures

        The following table sets forth FRE, PRE, ENI and DE on a segment basis and Stand Alone basis for the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014. FRE, PRE, ENI and DE are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. Please see "—Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures."

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fee related earnings (loss):
Tradable Credit Group	$23,390	$21,755	$48,300	$40,964
Direct Lending Group	35,029	30,083	68,875	62,251
Private Equity Group	21,983	12,080	43,146	25,157
Real Estate Group	2,964	5,391	8,522	7,696

Segment fee related earnings	83,366	69,309	168,843	136,068

Operations Management Group	(36,878)	(34,269)	(74,733)	(70,069)

Stand Alone fee related earnings	46,488	35,040	94,110	65,999

Performance related earnings (loss):
Tradable Credit Group	(2,754)	7,679	5,311	24,554
Direct Lending Group	11,764	619	15,228	2,193
Private Equity Group	16,706	24,410	39,676	49,903
Real Estate Group	3,773	7,303	4,582	9,805

Segment performance related earnings	29,489	40,011	64,797	86,455

Operations Management Group	—	—	—	—

Stand Alone performance related earnings	29,489	40,011	64,797	86,455

Economic net income (loss):
Tradable Credit Group	20,636	29,434	53,611	65,518
Direct Lending Group	46,793	30,702	84,103	64,444
Private Equity Group	38,689	36,490	82,822	75,060
Real Estate Group	6,737	12,694	13,104	17,501

Segment economic net income	112,855	109,320	233,640	222,523

Operations Management Group	(36,878)	(34,269)	(74,733)	(70,069)

Stand Alone economic net income	75,977	75,051	158,907	152,454

Distributable earnings (loss):
Tradable Credit Group	47,051	38,852	88,177	79,556
Direct Lending Group	34,554	28,205	69,135	59,212
Private Equity Group	28,242	14,994	55,328	33,637
Real Estate Group	2,090	2,343	5,472	3,841

Segment distributable earnings	111,937	84,394	218,112	176,246

Operations Management Group	(38,981)	(35,841)	(77,861)	(73,354)

Stand Alone distributable earnings	$72,956	$48,553	$140,251	$102,892

Results of Operations by Segment

Tradable Credit Group

        The following table sets forth certain statement of operations and other data of our Tradable Credit Group segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees	$37,851	$36,072	$75,460	$69,765
Administrative fees and other income	24	33	45	50
Compensation and benefits	(10,914)	(10,453)	(19,803)	(21,258)
General, administrative and other expenses	(3,571)	(3,897)	(7,402)	(7,593)

Fee related earnings	23,390	21,755	48,300	40,964

Performance fees—realized	37,988	24,283	71,313	34,495
Performance fees—unrealized	(46,142)	(11,618)	(73,834)	1,892
Performance fee compensation—realized	(21,364)	(15,986)	(41,234)	(21,492)
Performance fee compensation—unrealized	27,216	3,180	46,770	(3,176)

Net performance fees	(2,302)	(141)	3,015	11,719

Investment income (loss)—realized	6,211	6,568	13,433	24,586
Investment income (loss)—unrealized	(9,190)	(2,533)	(10,716)	(15,400)
Interest and other investment income	3,742	4,328	2,003	4,579
Interest expense	(1,216)	(543)	(2,424)	(930)

Net investment income (loss)	(453)	7,820	2,296	12,835

Performance related earnings	(2,754)	7,679	5,311	24,554

Economic net income	$20,636	$29,434	$53,611	$65,518

Distributable earnings	$47,051	$38,852	$88,177	$79,556

Tradable Credit Group—Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

        Management Fees.    Total management fees increased by $1.8 million, or 4.9%, to $37.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in management fees was primarily driven by funds that launched subsequent to June 30, 2014. Management fees increased by $3.5 million from new CLOs, $1.8 million from new alternative credit funds and $0.3 million from new high yield funds. This increase was partially offset by fund terminations and liquidations, which contributed to a reduction in management fees of $1.7 million, occurring subsequent to June 30, 2014, and redemptions in Ares Enhanced Credit Opportunities Fund, L.P. and ASIP II of $1.5 million and $0.4 million, respectively.

        The effective management fee rate for our funds in the Tradable Credit Group remained constant at 0.58% for the three months ended June 30, 2014, compared to 0.58% for the three months ended June 30, 2015. For the three months ended June 30, 2015 and 2014, the effective management fee rates for our long-only funds were 0.47% and 0.48%, respectively, and 0.90% and 0.87% for our alternative credit funds, respectively.

        Performance Fees.    Performance fees decreased by $20.8 million, or 164.4%, to $8.1 million loss for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

        Performance fees for this segment are compromised of the following:

	Three Months Ended June 30,
	2015	2014
	(Dollars in millions)
Tradable Credit Group long-only credit funds	$2.6	$3.4
Tradable Credit Group alternative credit funds	(10.7)	9.3

Total	$(8.1)	$12.7

        The decrease in performance fees for the three months ended June 30, 2015 was primarily driven by a depreciation of certain debt and equity securities, primarily within our alternative credit funds compared to the three months ended June 30, 2014. The decrease in performance fees for the three months ended June 30, 2015 was primarily attributable to CSF and our alternative credit funds, which experienced reversals of fees of $2.3 million and $7.4 million, respectively. Performance fees for the three months ended June 30, 2014 were generated primarily by our alternative credit funds with CSF, Indicus Credit Opportunity Fund, L.P. ("ICOF I"), ASIP II and other alternative credit funds contributing $3.8 million, $1.7 million, $0.8 million and $3.0 million, respectively. Additionally, for the three months ended June 30, 2014, our long-only credit funds contributed $3.4 million in performance fees, primarily from our CLOs. For the three months ended June 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $12.6 million and $0.4 million, respectively.

        Compensation and Benefits.    Compensation and benefits expenses increased by $0.5 million, or 4.4%, to $10.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was due to rising incentive based compensation and to increases in headcount. Incentive based compensation increased as a result of the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 28.8% of management fees for the three months ended June 30, 2015 compared to 29.0% for the three months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses remained relatively flat compared to the three months ended June 30, 2014, decreasing slightly by $0.3 million, or 8.4%, to $3.6 million for the three months ended June 30, 2015.

        Net Investment Income (Loss).    Net investment income decreased by $8.3 million to $0.4 million loss for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily due to market depreciation for the alternative credit funds, which was primarily driven by the special situation funds for the period ended June 30, 2015, and by higher interest expense of $0.7 million resulting from the issuance of the Notes in the fourth quarter of 2014.

        Fee Related Earnings.    FRE was $23.4 million for the three months ended June 30, 2015 compared to $21.8 million for the three months ended June 30, 2014, representing an increase of $1.6 million or 7.5%. The increase in FRE was primarily due to an increase in management fees of $1.8 million, and a decrease in general, administrative and other expenses of $0.3 million, partially offset by an increase in compensation and benefits of $0.5 million.

        Performance Related Earnings.    PRE was a loss of $2.7 million for three months ended June 30, 2015 compared to $7.7 million for the three months ended June 30, 2014. The decrease in PRE of $10.4 million was primarily attributable to the decreases in net performance fees of $2.2 million and in net investment income of $8.3 million.

        Economic Net Income.    ENI was $20.6 million for the three months ended June 30, 2015 compared to $29.4 million for the three months ended June 30, 2014, representing a decrease of $8.8 million. The decrease in ENI was primarily driven by decreases in net performance fees of $2.2 million and net investment income of $8.3 million, partially offset by increase in FRE of $1.6 million.

        Distributable Earnings.    DE increased to $47.1 million for the three months ended June 30, 2015 from $38.9 million for the three months ended June 30, 2014. The increase was primarily due to increases in FRE and net realized performance fees of $1.6 million and $8.3 million, respectively, partially offset by a decrease in realized investment income of $1.6 million.

Tradable Credit Group—Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

        Management Fees.    Total management fees increased by $5.7 million, or 8.2%, to $75.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in management fees was primarily driven by funds that launched subsequent to June 30, 2014. Management fees increased by $6.4 million from new CLOs, $2.8 million from new alternative credit funds and $0.6 million from new high yield funds. This increase was partially offset by fund liquidations occurring subsequent to June 30, 2014, which decreased management fees by $3.9 million.

        The effective management fee rate for our funds in the Tradable Credit Group increased from 0.55% for the six months ended June 30, 2014, to 0.58% for the six months ended June 30, 2015. For the six months ended June 30, 2015 and 2014, the effective management fee rates were 0.47% and 0.44%, respectively, for our long-only funds and 0.92% and 0.87%, respectively, for alternative credit funds.

        Performance Fees.    Performance fees decreased by $38.9 million, or 106.9%, to $2.5 million loss for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

        Performance fees for this segment are compromised of the following:

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Tradable Credit Group long-only credit funds	$7.8	$6.9
Tradable Credit Group alternative credit funds	(10.3)	29.5

Total	$(2.5)	$36.4

        The decrease in performance fees for the six months ended June 30, 2015 was primarily driven by depreciation of certain debt and equity securities, primarily within our alternative credit funds, compared to the six months ended June 30, 2014. Performance fees for the six months ended June 30, 2015 decreased primarily within CSF and other alternative credit funds, which recorded reversals of previously recognized performance fees of $2.4 million and $8.1 million, respectively. Performance fees for the six months ended June 30, 2014 were generated primarily by our alternative credit funds, with CSF, ICOF I, ASIP II and other alternative credit funds contributing $10.6 million, $4.4 million, $2.2 million and $12.2 million, respectively. Additionally, for the six months ended June 30, 2014, our long-only credit funds contributed $6.9 million in performance fees, primarily from our CLOs. For the six months ended June 30, 2015 and 2014, reversals of previously recognized prior year performance fees were approximately $11.4 million and $1.1 million, respectively.

        Compensation and Benefits.    Compensation and benefits expenses decreased by $1.5 million, or 6.8%, to $19.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The decrease was due to a decrease in incentive base compensation offset by additional compensation and benefit expenses due to merit based increases and increases in headcount. Incentive based compensation decreased as a result of the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 26.2% of management fees for the six months ended June 30, 2015 compared to 30.5% for the six months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses remained relatively flat compared to the six months ended June 30, 2014, decreasing slightly by $0.2 million, or 2.5%, to $7.4 million for the six months ended June 30, 2015.

        Net Investment Income (Loss).    Net investment income decreased by $10.5 million, or 82.1%, to $2.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily due to lower appreciation for the long-only and alternative credit funds, which was primarily driven by the special situation funds for the period ended June 30, 2015, and by higher interest expense of $1.5 million resulting from the issuance of the Notes in the fourth quarter of 2014.

        Fee Related Earnings.    FRE was $48.3 million for the six months ended June 30, 2015 compared to $41.0 million for the six months ended June 30, 2014, representing an increase of $7.3 million or 17.9%. For six months ended June 30, 2015, the increase in FRE was primarily due to an increase in management fees of $5.7 million, and a decrease in compensation and benefits expenses of $1.5 million.

        Performance Related Earnings.    PRE was $5.3 million for six months ended June 30, 2015 compared to $24.6 million for the six months ended June 30, 2014. The decrease in PRE of $19.3 million was primarily attributable to the decreases in net performance fees of $8.7 million and net investment income of $10.5 million.

        Economic Net Income.    ENI was $53.6 million for the six months ended June 30, 2015 compared to $65.5 million for the six months ended June 30, 2014, representing a decrease of $11.9 million. The decrease in ENI was primarily driven by decreases in net performance fees of $8.7 million and net investment income of $10.5 million, partially offset by increase in FRE of $7.3 million.

        Distributable Earnings.    DE increased to $88.2 million for the six months ended June 30, 2015 from $79.6 million for the six months ended June 30, 2014. The increase was primarily due to increases in FRE and net realized performance fees of $7.3 million and $17.1 million, respectively, partially offset by a decrease in realized investment income of $15.2 million.

Tradable Credit Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Tradable Credit Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$33,378	$31,361	$32,400	$27,928
Commitments(1)	1,058	2,707	3,394	7,064
Capital reduction(2)	(1,173)	(1,325)	(1,421)	(1,909)
Distributions(3)	(818)	(501)	(1,388)	(1,096)
Change in fund value(4)	220	156	(321)	411

End of period	$32,664	$32,397	$32,664	$32,397

Average AUM	$33,021	$31,879	$32,532	$30,163

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

Three and Six Months Ended June 30, 2015

        Total AUM was $32.7 billion as of June 30, 2015, a decrease of $713.4 million, or 2.1%, compared to total AUM of $33.4 billion as of March 31, 2015. During the three months ended June 30, 2015, the decrease in AUM was primarily due to $1.2 billion of capital reduction due to net paydowns of credit facilities and $818.4 million of net distributions which was mainly comprised of:

        Tradable Credit Group long-only credit funds:

  •
  $241.9 million of redemptions in leveraged loan funds

        Tradable Credit Group alternative credit funds:

  •
  $170.8 million of distributions, primarily in special situations funds; and

  •
  $366.8 million of redemptions in credit opportunities funds

        The decreases in AUM were partially offset by new commitments of $1.1 billion, of which $541.5 million was attributable to special situations funds. For the three months ended June 30, 2015, change in fund value increased AUM by $219.7 million across our portfolio, $245.8 million of which was attributable to leveraged loan funds (primarily unrealized foreign currency gains in European funds), partially offset by $32.3 million in unrealized depreciation from credit opportunities funds.

        For the six months ended June 30, 2015, total AUM increased by $264.4 million, or 0.8%, compared to total AUM of $32.4 billion as of December 31, 2014. The increase in AUM was primarily due to $3.4 billion of new commitments to our funds, which was comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $1.2 billion in commitments to leveraged loan and high yield funds, including $555.0 million of new equity commitments and $613.0 million of new debt commitments; and

  •
  $2.0 billion of new equity commitments in special situations funds.

        The increase in AUM was partially offset by capital reduction of $1.4 billion, primarily driven by the net pay down of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes. Gross distributions for the six months ended June 30, 2015 totaled $212.4 million, of which $195.6 million was attributable to special situation funds. In addition, redemptions of $1.2 billion were comprised of $375.8 million in leveraged loan funds and $710.0 million in credit opportunities funds. For the six months ended June 30, 2015, the change in fund value of $320.6 million across our portfolio, was primarily related to unrealized foreign currency losses in European funds.

Three and Six Months Ended June 30, 2014

        Total AUM was $32.4 billion as of June 30, 2014, an increase of $1.0 billion, or 3.2%, compared to total AUM of $31.4 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in AUM was primarily due to $2.7 billion of new commitments to our funds which was mainly comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $1.5 billion in commitments to Tradable Credit Group leveraged loan funds, including $637.7 million of new equity commitments and $842.6 million of new debt commitments; and

  •
  $888.6 million of new equity commitments in Tradable Credit Group high yield funds.

        The increase in AUM was partially offset by a capital reduction of $1.3 billion due to net paydowns of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes; gross distributions of $172.8 million, of which $130.0 million was attributable to leverage loan funds; and redemptions of $327.8 million, primarily comprised of $146.5 million in leveraged loan funds and $134.4 million in credit opportunities funds. For the three months ended June 30, 2014, change in fund value increased AUM by $155.6 million across our portfolio.

        For the six months ended June 30, 2014, total AUM increased by $4.5 billion, or 16.1%, compared to total AUM of $27.9 billion as of December 31, 2013. The increase in AUM was primarily due to $7.1 billion of new commitments to our funds, which was comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $5.7 billion in commitments to Tradable Credit Group leveraged loan funds, including $954.2 million of new equity commitments and $4.8 billion of new debt commitments; and

  •
  $984.7 million of new equity commitments in Tradable Credit Group high yield funds.

        Capital reduction of $1.9 billion was primarily driven by the net pay down of credit facilities by leveraged loan funds which includes amounts related to subordinated notes. Gross distributions for the six months ended June 30, 2014 totaled $371.9 million and redemptions of $724.4 million were comprised of $219.5 million in leveraged loan funds and $279.4 million in special situation funds. As of June 30, 2014, change in fund value increased AUM by $410.7 million across our portfolio.

Tradable Credit Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Tradable Credit Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$25,996	$23,860	$25,388	$25,982
Commitments(1)	278	850	878	850
Subscriptions/deployment/increase in leverage(2)	953	1,481	1,765	2,452
Redemption/distribution/decrease in leverage(3)	(1,068)	(1,389)	(1,518)	(4,822)
Change in fund value(4)	136	169	(218)	509
Change in fee basis(5)	(36)	—	(36)	—

End of period	$26,259	$24,970	$26,259	$24,970

Average fee earning AUM	$26,128	$24,415	$25,824	$25,476

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

(5)
Represents a reduction in fee basis of $35.6 million for the three and six months ended June 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Six Months Ended June 30, 2015

        Total fee earning AUM was $26.3 billion as of June 30, 2015, an increase of $262.5 million, or 1.0%, compared to total fee earning AUM of $26.0 billion as of March 31, 2015. During the three months ended June 30, 2015, the increase in fee earning AUM was due to new commitments of $277.9 million and subscriptions, deployment and increase in leverage of $952.8 million, mainly comprised of:

  Tradable Credit Group alternative credit funds:

  •
  $754.0 million in subscriptions and/or deployment to Tradable Credit Group special situations funds; and

  •
  $164.3 million in subscriptions and/or deployment to Tradable Credit Group credit opportunities funds.

        The increase in fee earning AUM was partially offset by $1.1 billion of redemptions, distributions and decrease in leverage, of which $0.5 billion was attributable to leveraged loan funds. For the three months ended June 30, 2015, change in fund value increased fee earning AUM by $135.7 million across our portfolio.

        For the six months ended June 30, 2015, total fee earning AUM increased by $0.9 billion, or 3.4%, compared to total fee earning AUM of $25.4 billion as of December 31, 2014. The increase in fee earning AUM was primarily due to new commitments of $877.9 million and $1.8 billion of subscriptions, capital deployment and increase in leverage which was comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $110.5 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and

  •
  $96.7 million of subscriptions and/or deployment in Tradable Credit Group high yield funds.

  Tradable Credit Group alternative credit funds:

  •
  $1.4 billion of subscriptions and/or deployment in Tradable Credit Group credit opportunities funds; and

  •
  $164.3 million of subscriptions and/or deployment in Tradable Credit Group special situations funds.

        The increase in fee earning AUM was partially offset by $1.5 billion of redemptions, distributions and decrease in leverage, of which $0.8 billion was attributable to leveraged loan funds and change in fund value of $218.0 million across our portfolio.

Three and Six Months Ended June 30, 2014

        Total fee earning AUM was $25.0 billion as of June 30, 2014, an increase of $1.1 billion, or 4.7%, compared to total fee earning AUM of $23.9 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in fee earning AUM was primarily due to $1.5 billion of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $496.1 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and

  •
  $814.5 million of subscriptions and/or deployment in Tradable Credit Group high yield funds.

  Tradable Credit Group alternative credit funds:

  •
  $170.0 million of subscriptions and/or deployment, primarily in Tradable Credit Group special situations funds.

        In addition, fee earning AUM increased due to new commitments of $850.0 million in our leveraged loan funds, partially offset by $1.4 billion of redemptions, distributions and decrease in leverage, of which $1.2 billion was attributable to a decrease in leverage in our leveraged loan funds. For the three months ended June 30, 2014, change in fund value contributed $169.3 million in additional fee earning AUM across our portfolio.

        For the six months ended June 30, 2014, total fee earning AUM decreased by $1.0 billion, or 3.9%, compared to total fee earning AUM of $26.0 billion as of December 31, 2013. The decrease in fee earning AUM was due to $4.8 billion of redemptions, distributions and decrease in leverage, of which $4.2 billion was attributable to a decrease in leverage in our leveraged loan funds, partially offset by new debt commitments of $850.0 million in our leveraged loan funds. For the six months ended June 30, 2014,

$509.1 million of the increase in fee earning AUM was attributable to change in fund value and $2.5 billion of new subscriptions comprised of:

  Tradable Credit Group long-only credit funds:

  •
  $707.9 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and

  •
  $943.7 million of subscriptions and/or deployment in Tradable Credit Group high yield funds.

  Tradable Credit Group alternative credit funds:

  •
  $381.6 million of subscriptions and/or deployment in Tradable Credit Group special situations funds; and

  •
  $418.3 million of subscriptions and/or deployment in Tradable Credit Group credit opportunities funds.

        The table below breaks out fee earning AUM for the Tradable Credit Group by its respective components for each period:

	As of June 30,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on invested capital(1)	$1,284	$1,522
Fee earning AUM based on market value/other(2)	12,569	11,646
Fee earning AUM based on collateral balances, at par(3)	12,406	11,803

Total fee earning AUM	$26,259	$24,970

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

        The reconciliation of AUM to fee earning AUM for the Tradable Credit Group is presented below for each period.

	As of June 30,
	2015	2014
	(Dollars in millions)
AUM	$32,664	$32,397
Non-fee paying debt	(3,875)	(4,910)
General partner and affiliates	(130)	(163)
Undeployed	(2,352)	(1,579)
Market value/other	1	(293)
Fees not activated	(50)	(482)

Fee earning AUM	$26,259	$24,970

Tradable Credit Group—Fund Performance Metrics as of June 30, 2015

        The Tradable Credit Group managed 75 funds as of June 30, 2015 across strategies in long-only and alternative credit. One fund, CSF, contributed 10% or more of the Tradable Credit Group's total management fees for the six months ended June 30, 2015, whereas 41 funds contributed over 1% of the Tradable Credit Group's total management fees for the six months ended June 30, 2015. The Tradable Credit Group manages two of our significant funds: CSF, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit funds and ASIP II, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit. In addition, the following table includes performance information for the fund with the greatest amount of management fees for the six months ended June 30, 2015 for each of the leveraged loan, high yield, special situations and dynamic credit sub-strategies within the Tradable Credit Group, which would not otherwise be presented as significant funds.

		As of June 30, 2015
			Net Returns (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
Sub-advised Client A(2)(3)(6)	2007	$451	8.1	8.8	6.4	Long-only: High yield
CSF(2)(4)	2008	$973	10.9	10.0	9.5	Alternative: Credit opportunities
ICOF I(2)(4)	2008	$37	16.7	20.5	18.8	Alternative: Special situations
Sub-advised Client A(2)(3)	2009	$627	6.6	5.3	4.3	Long-only: Bank loans
ASIP II(2)(3)	2009	$624	8.1	6.8	5.2	Alternative: Credit opportunities
ARDC(5)	2012	$457	4.7	n/a	n/a	Alternative: Dynamic credit

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

(4)
The net return represents an annualized net internal rate of return of cash flows to and from the fee-paying partners and the fee-paying partners' ending capital for the period. The past five and three years' net returns are calculated using the beginning partners' capital for the fee-paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows. CSF is a fund-of-funds and AUM represented may include AUM that has been committed to other Ares funds.

(5)
Net returns represent annualized net returns and are calculated using the fund's net asset value per share (NAV) and assume dividends are reinvested at the NAV. Additional information related to ARDC can be found on its website www.arespublicfunds.com. The information contained in ARDC's website is not part of this Quarterly Report on Form 10-Q.

(6)
Formerly referred to as HY II.

Direct Lending Group

        The following table sets forth certain statement of operations data and certain other data of our Direct Lending Group segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $29,250, $58,292 and $25,666, $53,984 for the three and six months ended June 30, 2015 and 2014, respectively)	$70,330	$64,805	$141,069	$131,009
Administrative fees and other income	75	276	152	366
Compensation and benefits	(32,122)	(32,753)	(65,798)	(64,965)
General, administrative and other expenses	(3,254)	(2,245)	(6,548)	(4,159)

Fee related earnings	35,029	30,083	68,875	62,251

Performance fees—realized	2,093	—	3,982	39
Performance fees—unrealized	19,967	3,600	28,458	5,893
Performance fee compensation—realized	(1,254)	—	(2,387)	(28)
Performance fee compensation—unrealized	(11,063)	(2,075)	(16,086)	(3,525)

Net performance fees	9,743	1,525	13,967	2,379

Investment income (loss)—realized	(308)	(934)	1,088	(1,532)
Investment income (loss)—unrealized	2,657	216	814	1,739
Interest and other investment income	191	144	404	243
Interest expense	(519)	(332)	(1,045)	(636)

Net investment income (loss)	2,021	(906)	1,261	(186)

Performance related earnings (loss)	11,764	619	15,228	2,193

Economic net income	$46,793	$30,702	$84,103	$64,444

Distributable earnings	$34,554	$28,205	$69,135	$59,212

Direct Lending Group—Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

        Management Fees.    Total management fees increased by $5.5 million, or 8.5%, to $70.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in management fees was principally driven by additional capital raised by ARCC in the second half of 2014, resulting in incremental management fees of $2.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase in management fees was also attributable to additional capital deployment of ACE II and a European managed account, which together increased fees by $1.4 million, and to new funds that launched subsequent to June 30, 2014 which increased fees by $0.8 million. This increase was partially offset by a decrease in management fees of $2.7 million from one of our European funds due to the liquidation of underlying investments.

        Management fees of the Direct Lending Group also include quarterly fees on the net investment income from ARCC. Total ARCC management fees for the three months ended June 30, 2015 and 2014 were $62.3 million and $56.4 million, respectively, of which $29.2 million and $25.7 million were related to ARCC Part I Fees.

        The effective management fee rate decreased by 0.03% from 1.26% for the three months ended June 30, 2014, to 1.23% for the three months ended June 30, 2015. ARCC Part I Fees represented 0.51% and 0.50% of the effective management fee rates for the three months ended June 30, 2015 and 2014, respectively, and contributed to the decrease in the effective management fee rate.

        Performance Fees.    Performance fees increased by $18.5 million to $22.1 million for the three months ended June 30, 2015 compared to $3.6 million for the three months ended June 30, 2014. The increase in performance fees was primarily driven by increased market appreciation. ACE II and ARCC Part II fees were the primary contributors to increased performance fees in the amounts of $7.6 million and $5.7 million, respectively. We recognized $0.2 million of reversals of previously recognized performance fees for the three months ended June 30, 2015, and no reversals for previously recorded performance fees for the three months ended June 30, 2014.

        Compensation and Benefits.    Compensation and benefits expenses decreased by $0.6 million, or 2.0%, to $32.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was primarily driven by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. The decrease was partially offset by merit based increases in salary expense and increases in headcount. Compensation and benefits represented 45.7% of management fees for the three months ended June 30, 2015 compared to 50.5% for the three months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.0 million, or 44.9%, to $3.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily attributable to an increase in occupancy and office expenses to support the current and future growth in personnel and geographical expansion related to the Keltic and FCC acquisitions.

        Net Investment Income (Loss).    Net investment income increased by $2.9 million to $2.0 million for the three months ended June 30, 2015 compared to $0.9 million loss for the three months ended June 30, 2014. The increase in net investment income was primarily due to a $1.9 million gain recognized on our investment in a commercial finance fund during the second quarter of 2015 that recognized a loss during the same period of 2014. Additionally, we recognized a $0.7 million increase in unrealized gains from our investments in the European funds due to a strengthening U.S. dollar and to appreciating investment values.

        Fee Related Earnings.    FRE was $35.0 million for the three months ended June 30, 2015 compared to $30.1 million for the three months ended June 30, 2014. The increase of $4.9 million was due to an increase in management fees of $5.5 million and a decrease in compensation and benefits of $0.6 million partially offset by increase in general, administrative and other expenses of $1.0 million.

        Performance Related Earnings.    PRE was $11.8 million for three months ended June 30, 2015 compared to $0.6 million for the three months ended June 30, 2014. The increase in PRE of $11.1 million was primarily attributable to an increase in net performance fees of $8.2 million and net investment income of $2.9 million.

        Economic Net Income.    ENI was $46.8 million for the three months ended June 30, 2015 compared to $30.7 million for the three months ended June 30, 2014, representing an increase of $16.1 million. The increase in ENI for the three months ended June 30, 2015 was primarily due to increases in FRE of $4.9 million and net performance fees of $8.2 million and net investment income of $2.9 million.

        Distributable Earnings.    DE increased to $34.6 million for the three months ended June 30, 2015 from $28.2 million for the three months ended June 30, 2014. The increase of $6.4 million was primarily due to increases in FRE of $4.9 million, net realized performance fees of $0.8 million and realized investment income of $0.6 million.

Direct Lending Group—Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

        Management Fees.    Total management fees increased by $10.1 million, or 7.7%, to $141.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in management fees was principally driven by additional capital raised by ARCC in the second half of 2014, resulting in incremental management fees of $6.1 million for the six months ended June 30, 2015. The increase in management fees was also attributable to additional capital deployment of ACE II and a European managed account, which together increased fees by $2.9 million and to funds that launched subsequent to June 30, 2014 which increased fees by $1.3 million. This increase was partially offset by a decrease in management fees of $4.8 million from one of our European funds due to the liquidation of underlying investments.

        Management fees of the Direct Lending Group also include quarterly fees on the net investment income from ARCC. Total ARCC management fees for the six months ended June 30, 2015 and 2014 were $125.2 million and $114.8 million, respectively, of which $58.3 million and $54.0 million were related to ARCC Part I Fees.

        The effective management fee rate decreased by 0.05% from 1.29% for the six months ended June 30, 2014, to 1.24% for the six months ended June 30, 2015. ARCC Part I Fees represented 0.51% and 0.53% of the effective management fee rates for the six months ended June 30, 2015 and 2014, respectively, and contributed to the decrease in the effective management fee rate.

        Performance Fees.    Performance fees increased by $26.5 million to $32.4 million for the six months ended June 30, 2015 compared to $5.9 million for the six months ended June 30, 2014. The increase in performance fees was primarily driven by increased market appreciation. ACE II and ARCC Part II fees were the primary contributors to the increasing performance fees in the amounts of $12.1 million and $6.3 million, respectively. There were no reversals of previously recognized prior year performance fees for the six months ended June 30, 2015 and 2014.

        Compensation and Benefits.    Compensation and benefits expenses increased by $0.8 million, or 1.3%, to $65.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily driven by merit based increases and increases in headcount primarily related to the Keltic and FCC acquisitions. This increase was partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 46.6% of management fees for the six months ended June 30, 2015 compared to 49.6% for the six months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $2.4 million, or 57.4%, to $6.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily attributable to an increase in occupancy and office expenses to support additional staff associated with building out our commercial finance platform, as well as to support future growth in personnel and geographical expansion.

        Net Investment Income (Loss).    Net investment income increased by $1.4 million to $1.3 million for the six months ended June 30, 2015 from a $0.2 million loss for the six months ended June 30, 2014. The increase in net investment income was primarily due to an increase of $2.2 million from a gain recognized on our investment in a commercial finance fund in 2015 that recognized a loss in 2014. Additionally, we recognized a $0.8 million increase in unrealized gains from our investments in European funds due to a strengthening U.S. dollar and increases in underlying investment values. These increases were partially offset by a $1.3 million loss from our investment in ACE I in 2015 compared to 2014.

        Fee Related Earnings.    FRE was $68.9 million for the six months ended June 30, 2015 compared to $62.3 million for the six months ended June 30, 2014. The increase of $6.6 million was due to an increase in management fees of $10.1 million, partially offset by increases in compensation and benefits of $0.8 million and in general, administrative and other expenses of $2.4 million.

        Performance Related Earnings.    PRE was $15.2 million for six months ended June 30, 2015 compared to $2.2 million for the six months ended June 30, 2014. The increase in PRE of $13.0 million was primarily attributable to increases in net performance fees of $11.6 million and in net investment income of $1.4 million.

        Economic Net Income.    ENI was $84.1 million for the six months ended June 30, 2015 compared to $64.4 million for the six months ended June 30, 2014, representing an increase of $19.7 million. The increase in ENI for the six months ended June 30, 2015 was due to increases in FRE of $6.6 million, net performance fees of $11.6 million and net investment income of $1.4 million.

        Distributable Earnings.    DE increased to $69.1 million for the six months ended June 30, 2015 from $59.2 million for the six months ended June 30, 2014. The increase of $9.9 million was primarily due to increases in FRE of $6.6 million, in net realized performance fees of $1.6 million and in realized investment income of $2.4 million.

Direct Lending Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Direct Lending Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$28,693	$27,563	$28,651	$27,493
Acquisitions	—	37	—	37
Commitments(1)	1,466	958	2,166	1,086
Capital reduction(2)	(152)	(283)	(334)	(366)
Distributions(3)	(231)	(305)	(434)	(457)
Change in fund value(4)	423	201	150	379

End of period	$30,199	$28,172	$30,199	$28,172

Average AUM	$29,446	$27,868	$29,425	$27,832

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

Three and Six Months Ended June 30, 2015

        Total AUM was $30.2 billion as of June 30, 2015, an increase of $1.5 billion, or 5.2%, compared to total AUM of $28.7 billion as of March 31, 2015. During the three months ended June 30, 2015, the increase in AUM was primarily due to $1.5 billion of commitments, which was comprised of:

  •
  $75.0 million in new debt commitments to ARCC;

  •
  $1.0 billion in new equity and new debt commitments to other U.S. Direct Lending funds; and

  •
  $378.0 million in new equity commitments to our Direct Lending Group's European funds.

        The increases in AUM were partially offset by distributions of $231.3 million and reduction in leverage of $152.0 million, which includes amounts related to subordinated notes. ARCC accounted for $119.5 million of the total distributions and $26.3 million of the reduction in leverage. In addition, change in fund value increased AUM by $423.1 million across the portfolio for the three months ended June 30, 2015, of which $227.4 million was primarily attributable to our Direct Lending Group's European funds. ACE II accounted for $91.2 million of the total change in fund value.

        For the six months ended June 30, 2015, total AUM increased by $1.5 billion, or 5.4%, compared to total AUM of $28.7 billion as of December 31, 2014. The increase in AUM was primarily due to $2.2 billion of new commitments to our funds, which was mainly comprised of:

  •
  $345.5 million in new debt commitments to ARCC;

  •
  $1.4 billion in new equity commitments and new debt commitments to other U.S. Direct Lending Group funds; and

  •
  $378.0 million in new equity commitments to our Direct Lending Group's European funds.

        The increases in AUM were partially offset by distributions of $433.9 million and reduction in leverage of $333.7 million, which includes amounts related to subordinated notes. ARCC accounted for $254.6 million of the total distributions. In addition, change in fund value increased AUM by $150.0 million across the portfolio for the six months ended June 30, 2015, $259.2 million of which was attributable to ARCC.

Three and Six Months Ended June 30, 2014

        Total AUM was $28.2 billion as of June 30, 2014, an increase of $608.2 million, or 2.2%, compared to total AUM of $27.6 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in AUM was primarily due to $958.1 million of new commitments to our funds, which was comprised of:

  •
  $619.6 million in new equity and new debt commitments to U.S. Direct Lending Group funds; and

  •
  $338.5 million in new equity commitments to our Direct Lending Group's European funds.

        The increase in AUM was partially offset by distributions of $304.5 million and a reduction in leverage of $283.2 million, which includes amounts related to subordinated notes. ARCC accounted for $113.3 million of the total distributions. In addition, net change in fund value totaled $200.8 million across the portfolio for the three months ended June 30, 2014, $142.0 million of which was attributable to ARCC.

        For the six months ended June 30, 2014, total AUM increased by $678.5 million, or 2.5%, compared to total AUM of $27.5 billion as of December 31, 2013. The increase in AUM was primarily due to $1.1 billion of new commitments to our funds, which was mainly comprised of:

  •
  $747.4 million in new equity and new debt commitments to U.S. Direct Lending Group funds; and

  •
  $338.5 million in new equity commitments to our Direct Lending Group's European funds.

        The increase in AUM was partially offset by distributions of $457.3 million and a reduction in leverage of $365.9 million, which includes amounts related to subordinated notes. ARCC accounted for $241.5 million of the total distributions. In addition, change in fund value increased AUM by $378.7 million across the portfolio for the six months ended June 30, 2014, of which $258.7 million was attributable to ARCC.

Direct Lending Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Direct Lending Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$22,580	$20,133	$22,681	$19,581
Commitments(1)	135	6	543	11
Subscriptions/deployment/increase in leverage(2)	831	1,433	1,221	1,920
Redemption/distribution/ decrease in leverage(3)	(280)	(412)	(1,572)	(806)
Change in fund value(4)	88	(41)	518	413
Change in fee basis(5)	(196)	—	(233)	—

End of period	$23,158	$21,119	$23,158	$21,119

Average fee earning AUM	$22,869	$20,626	$22,920	$20,350

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

(5)
Represents the change of fee basis from committed capital to invested capital and includes a reduction in fee basis of $196.4 million for the three and six months ended June 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Six Months Ended June 30, 2015

        Total fee earning AUM was $23.2 billion as of June 30, 2015, an increase of $577.7 million, or 2.6%, compared to total fee earning AUM of $22.6 billion as of March 31, 2015. During the three months ended June 30, 2015, the increase in fee earning AUM was primarily due to subscriptions and increase in leverage of $831.2 million, of which $678.5 million was attributable to U.S. Direct Lending Group funds and new commitments of $135.0 million. Total distributions for the three months ended June 30, 2015 were $176.2 million, of which $119.5 million was attributable to ARCC. Total decrease in leverage for the three months ended June 30, 2015 was $94.3 million, which includes amounts related to subordinated notes. In addition, change in fund value increased AUM by $88.3 million across the portfolio for the three months ended June 30, 2015, of which $64.2 million was attributable to ARCC.

        For the six months ended June 30, 2015, total fee earning AUM increased by $476.4 million, or 2.1%, compared to total fee earning AUM of $22.7 billion as of December 31, 2014. The increase in fee earning AUM was primarily due to $1.2 billion of subscriptions and capital deployment in our funds, of which $500.5 million was attributable to our Direct Lending Group's European funds. The increase in fee earning AUM was partially offset by net distributions, redemptions and reduction in leverage (for funds that earn fees on a gross asset basis) of $1.6 billion. Total distributions for the six months ended June 30, 2015 were $393.2 million, of which $254.6 million was attributable to ARCC. Total reduction in leverage for the six months ended June 30, 2015 was $1.2 billion, which includes amounts related to subordinated notes. In addition, change in fund value decreased by $517.7 million across our portfolio during the six months ended June 30, 2015, $410.8 million of which was attributable to ARCC.

Three and Six Months Ended June 30, 2014

        Total fee earning AUM was $21.1 billion as of June 30, 2014, an increase of $986.2 million, or 4.9%, compared to total fee earning AUM of $20.1 billion as of March 31, 2014. During the three months ended June 30, 2014, the increase in fee earning AUM was primarily due to $1.4 billion of subscriptions and capital deployment in our funds, of which $618.3 million was attributable to our Direct Lending Group's European funds. The increase in fee earning AUM was partially offset by net distributions, redemptions, and reduction in leverage (for funds that earn fees on a gross asset basis) of $411.6 million. Total distributions for the three months ended June 30, 2014 were $148.8 million, of which $113.3 million was attributable to ARCC. Total net change in leverage for the three months ended June 30, 2014 was $665.2 million, which includes amounts related to subordinated notes. Change in fund value decreased by $40.8 million across our portfolio during the three months ended June 30 2014.

        For the six months ended June 30, 2014, total fee earning AUM increased by $1.5 billion, or 7.7%, compared to total fee earning AUM of $19.6 billion as of December 31, 2013. The increase in fee earning AUM was primarily due to $1.9 billion of subscriptions and capital deployment in our funds, of which $856.1 million was attributable to our Direct Lending Group's European funds. In addition, new commitments totaled $10.8 million and change in fund value increased AUM by $413.5 million across our portfolio. The increase in fee earning AUM was partially offset by net distributions, redemptions and reduction in leverage (for funds that earn fees on a gross asset basis) of $806.1 million. Total distributions for the six months ended June 30, 2014 were $344.7 million, $241.5 million of which was attributable to ARCC. Total net change in leverage for the six months ended June 30, 2014 was $676.0 million, which includes amounts related to subordinated notes.

        Components of fee earning AUM for the Direct Lending Group are presented below for each period.

	As of June 30,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on invested capital(1)	$2,952	$2,309
Fee earning AUM based on committed capital	109	—
Fee earning AUM based on market value/other(2)	9,640	9,114
Fee earning AUM based on collateral balances, at par(3)	10,456	9,695

Total fee earning AUM	$23,158	$21,119

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

        The reconciliation of fee earning AUM for the Direct Lending Group is presented below for each period.

	As of June 30,
	2015	2014
	(Dollars in millions)
AUM	$30,199	$28,172
Non-fee paying debt	(1,088)	(421)
General partner and affiliates' cross holdings	(138)	(273)
Undeployed	(5,768)	(6,784)
Market value/other	(47)	425

Fee earning AUM	$23,158	$21,119

Direct Lending Group—Fund Performance Metrics as of June 30, 2015

        The Direct Lending Group manages 35 funds in the United States and Europe. While the group manages a range of funds, ARCC and ACE II, each considered a significant fund, combine for over 90% of Direct Lending Group's total management fees for the six months ended June 30, 2015. ARCC is a publicly-traded business development company that principally originates and invests in first lien senior secured loans, second lien senior secured loans and mezzanine debt in the United States. ARCC has increased its AUM from approximately $300 million in 2004 to $10.8 billion in 2015 and is the largest of our funds both by AUM and management fee revenue. ACE II is a 2013 vintage commingled fund focused on direct lending to European middle market companies.

		As of June 30, 2015
			Net Returns (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
ARCC(2)	2004	$10,814	12.4	13.9	13.1	U.S. direct lending
ACE II(3)(4)	2013	$1,673	8.8	n/a	n/a	European direct lending

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

(3)
The annualized net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners and the fee- paying partners' ending capital for the period. Cash flows for net return calculations are based on the actual dates of the cash flows. Net returns are net of management fees, performance fees and other expenses.

(4)
ACE II is made up of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The since inception net IRR presented in the chart is for the U.S. Dollar denominated feeder fund. All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate. The since inception net IRR for the Euro denominated feeder fund is 14.0% and is calculated using the same methodology described in footnote 3 above. The variance between the since inception net IRRs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

        The following table presents certain additional performance data for the group's significant funds and other funds that in each case are structured as closed-end, private commingled funds:

	As of June 30, 2015 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)(5)	Net MoIC(4)(5)
ACE II	$1,216	$772	$47	$928	$975	1.3x	1.3x

(1)
Realized proceeds represent the sum of all cash distributions to all partners.

(2)
Unrealized value represents the fund's net asset value as of June 30, 2015.

(3)
The gross multiple of invested capital ("MoIC") as of June 30, 2015 is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund-level and is based on the interests of all partners.

(4)
The Net MoIC as of June 30, 2015 is after giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund-level and is based on the interests of the fee-paying limited partners and excludes those interests attributable to the non-fee paying limited partners and the general partner.

(5)
ACE II is made up of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the U.S. Dollar denominated feeder fund. The gross and net MoIC for the Euro denominated feeder fund are 1.2x and 1.2x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter- end exchange rate. The variance between the gross and net MoICs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

Private Equity Group

        The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees	$36,373	$22,610	$72,962	$45,806
Administrative fees and other income	36	94	49	170
Compensation and benefits	(11,226)	(7,886)	(23,547)	(16,081)
General, administrative and other expenses	(3,200)	(2,738)	(6,318)	(4,738)

Fee related earnings	21,983	12,080	43,146	25,157

Performance fees—realized	18,878	4,615	19,303	17,700
Performance fees—unrealized	41,863	42,002	129,194	63,344
Performance fee compensation—realized	(15,102)	(3,690)	(15,442)	(14,162)
Performance fee compensation—unrealized	(33,795)	(32,824)	(103,776)	(49,736)

Net performance fees	11,844	10,103	29,279	17,146

Investment income (loss)—realized	3,105	2,647	7,277	3,779
Investment income (loss)—unrealized	2,085	11,861	643	27,017
Interest and other investment income	1,330	584	5,815	3,368
Interest expense	(1,658)	(785)	(3,338)	(1,407)

Net investment income (loss)	4,862	14,307	10,397	32,757

Performance related earnings	16,706	24,410	39,676	49,903

Economic net income	$38,689	$36,490	$82,822	$75,060

Distributable earnings	$28,242	$14,994	$55,328	$33,637

Private Equity Group—Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

        Management Fees.    Total management fees increased by $13.8 million, or 60.9%, to $36.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was principally attributable to $14.0 million related to the management fee contracts obtained in the acquisition of EIF in the first quarter of 2015. The increase in management fees was partially offset by the sale of portfolio company investments in ACOF II, which reduced invested capital on which fees are earned. The effective management fee rate increased by 0.10% from 1.23% for the three months ended June 30, 2014, to 1.33% for the three months ended June 30, 2015, also driven by the acquired EIF management fee contracts, which have management fee rates of between 1.50% and 2.00%.

        Performance Fees.    Performance fees increased by $14.1 million, or 30.3%, to $60.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, driven by an increase in performance fees from ACOF IV of approximately $21.2 million, as the fund exceeded its hurdle for the first time in the third quarter of 2014. Additionally, performance fees from ACOF II and ACOF III decreased by approximately $1.8 million and $4.9 million, respectively, due to decreasing valuations of certain portfolio companies during the three months ended June 30, 2015. For the three months ended June 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $0.8 million and $1.8 million, respectively.

        Compensation and Benefits.    Compensation and benefits expenses increased by $3.3 million, or 42.4%, to $11.2 million for the three months ended June 30, 2015 compared to the three months ended

June 30, 2014. The increase was primarily driven by incremental compensation expenses from the addition of personnel as a result of the EIF acquisition as well as merit-based increases to employee salaries. The increases were partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 30.9% of recurring management fees for the three months ended June 30, 2015 compared to 34.9% for the three months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $0.5 million, or 16.9%, to $3.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was attributable to increases in occupancy and office expenses related to additional personnel associated with the EIF acquisition.

        Net Investment Income (Loss).    Net investment income decreased by $9.4 million, or 66.0%, to $4.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in net investment income was primarily driven by an unrealized loss of $0.3 million in ACOF Asia for the three months ended June 30, 2015 compared to unrealized gain of $8.4 million during the three months ended June 30, 2014 due to significant market appreciation in the prior year's quarter that did not recur in the current year. Additionally, unrealized appreciation of our investment in ACOF III decreased by $1.3 million during the three months ended June 30, 2015 compared to the same period a year ago.

        Fee Related Earnings.    FRE was $22.0 million for the three months ended June 30, 2015 compared to $12.1 million for the three months ended June 30, 2014, representing an increase of $9.9 million. The increase was primarily due to an increase in management fees of $13.8 million, partially offset by increases in compensation and benefits and general, administrative and other expense of $3.3 million and $0.5 million, respectively.

        Performance Related Earnings.    PRE was $16.7 million for the three months ended June 30, 2015 compared to $24.4 million for the three months ended June 30, 2014. The decrease in PRE of $7.7 million was primarily attributable to a decrease in net investment income of $9.4 million, partially offset by an increase in net performance fees of $1.7 million.

        Economic Net Income.    ENI was $38.7 million for the three months ended June 30, 2015 compared to $36.5 million for the three months ended June 30, 2014, representing an increase of $2.2 million. The increase in ENI for the three months ended June 30, 2015 was due to increases in FRE and net performance fees of $9.9 million and $1.7 million, respectively, partially offset by a decrease in net investment income of $9.4 million.

        Distributable Earnings.    DE was $28.2 million for the three months ended June 30, 2015 compared to $15.0 million for the three months ended June 30, 2014. The increase was primarily due to increases in FRE of $9.9 million, net realized investment income of $0.3 million and net realized performance fees of $2.9 million.

Private Equity Group—Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

        Management Fees.    Total management fees increased by $27.2 million, or 59.3%, to $73.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was principally attributable to $28.1 million related to management fee contracts obtained in the acquisition of EIF in the first quarter of 2015. The increase was partially offset by the sale of portfolio company investments in ACOF II, which reduced invested capital on which fees are earned. The effective management fee rate increased by 0.24% from 1.26% for the six months ended June 30, 2014, to 1.32% for the six months ended June 30, 2015, also driven by the acquired EIF management fee contracts, which have management fee rates of between 1.50% and 2.00%.

        Performance Fees.    Performance fees increased by $67.4 million, or 83.2%, to $148.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, driven by an increase in performance fees from ACOF IV of approximately $53.0 million, as the fund exceeded its hurdle for the first time in the third quarter of 2014. Additionally, ACOF III generated an increase in performance fees of approximately $8.3 million due to appreciation of certain portfolio company investments. For the six months ended June 30, 2015, reversals of previously recognized performance fees were approximately $1.9 million. There were no reversals of previously recognized prior year performance fees for the six months ended June 30, 2014.

        Compensation and Benefits.    Compensation and benefits expenses increased by $7.5 million, or 46.4%, to $23.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily driven by incremental compensation expenses from the addition of personnel as a result of the EIF acquisition as well as merit based increases to employee salaries. The increases were partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 32.3% of recurring management fees for the six months ended June 30, 2015 compared to 35.1% for the six months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $1.6 million, or 33.3%, to $6.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was attributable to increases in occupancy and office expenses related to additional personnel associated with the EIF acquisition.

        Net Investment Income (Loss).    Net investment income decreased by $22.4 million, or 68.3%, to $10.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in net investment income was primarily driven by a net loss of $24.3 million in ACOF Asia for the six months ended June 30, 2015 due to market depreciation in the underlying equity investments.

        Fee Related Earnings.    FRE was $43.1 million for the six months ended June 30, 2015 compared to $25.2 million for the six months ended June 30, 2014, representing an increase of $18.0 million. The increase was primarily due to an increase in management fees of $27.2 million, partially offset by increases in compensation and benefits and general, administrative and other expense of $7.5 million and $1.6 million, respectively.

        Performance Related Earnings.    PRE was $39.7 million for the six months ended June 30, 2015 compared to $49.9 million for the six months ended June 30, 2014. The decrease in PRE of $10.2 million was primarily attributable to the offsetting of a decrease in net investment income of $22.4 million and an increase in net performance fees of $12.1 million.

        Economic Net Income.    ENI was $82.8 million for the six months ended June 30, 2015 compared to $75.1 million for the six months ended June 30, 2014, representing an increase of $7.8 million. The increase in ENI for the six months ended June 30, 2015 was due to increases in FRE and net performance fees of $18.0 million and $12.1 million, respectively, partially offset by a decrease in net investment income of $22.4 million.

        Distributable Earnings.    DE was $55.3 million for the six months ended June 30, 2015 compared to $33.6 million for the six months ended June 30, 2014. The increase was primarily due to increases in FRE of $18.0 million, net realized investment income of $4.0 million and net realized performance fees of $0.3 million.

Private Equity Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Private Equity Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$14,823	$9,826	$10,135	$9,862
Acquisitions(1)	—	—	4,581	—
Commitments(2)	20	—	20	—
Capital reduction(3)	(2)	(2)	(3)	(5)
Distributions(4)	(510)	(258)	(883)	(546)
Change in fund value(5)	377	196	858	451

End of period	$14,708	$9,762	$14,708	$9,762

Average AUM	$14,765	$9,794	$12,422	$9,812

(1)
Represents AUM as of January 1, 2015 for the EIF acquisition. Previously reported at approximately $4.0 billion.

(2)
Represents net new commitments during the period for funds that earn management fees based on committed capital.

(3)
Represents the permanent reduction in capital during the period.

(4)
Represents distributions, net of recallable amounts.

(5)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

Three and Six Months Ended June 30, 2015

        Total AUM was $14.7 billion as of June 30, 2015, a decrease of $114.5 million, or 0.8%, compared to total AUM of $14.8 billion as of March 31, 2015. For the three months ended June 30, 2015, the decrease in AUM was primarily driven by gross distributions of $510.1 million, of which ACOF III and ACOF IV accounted for $139.1 million and $96.1 million, respectively. Change in fund value increased AUM by $377.4 million for the three months ended June 30, 2015, of which ACOF III, ACOF IV and USPF IV accounted for $163.5 million, $98.2 million and $51.7 million, respectively.

        For the six months ended June 30, 2015, total AUM increased by $4.6 billion, or 45.1%, compared to total AUM of $10.1 billion as of December 31, 2014. The increase in AUM was primarily driven by the acquisition of EIF representing $4.6 billion. This increase was partially offset by gross distributions of $883.1 million, of which ACOF III, ACOF IV and USPF IV accounted for $312.5 million, $99.3 million and $197.0 million, respectively. Change in fund value increased AUM by $858.2 million across our private equity portfolio for the six months ended June 30, 2015.

Three and Six Months Ended June 30, 2014

        Total AUM was $9.8 billion as of June 30, 2014, a decrease of $64.4 million, or 0.7%, compared to total AUM of $9.8 billion as of March 31, 2014. For the three months ended June 30, 2014, the decrease in AUM was driven by net distributions of $258.3 million, of which ACOF III accounted for $183.2 million of the total distributions. Change in fund value increased AUM by $195.8 million for the three months ended June 30, 2014, of which ACOF III and ACOF IV accounted for $148.4 million and $26.5 million, respectively.

        For the six months ended June 30, 2014, total AUM decreased by $100.2 million, or 1.0%, compared to total AUM of $9.9 billion as of December 31, 2013. The decrease in AUM was primarily driven by net distributions of $546.3 million, of which ACOF III accounted for $279.2 million of the total distributions. Change in fund value increased AUM by $450.7 million across our private equity portfolio for the six months ended June 30, 2014.

Private Equity Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Private Equity Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$11,107	$7,428	$7,172	$7,212
Acquisitions	—	—	4,046	—
Subscriptions/deployment/increase in leverage(1)	6	13	75	281
Redemption/distribution/ decrease in leverage(2)	(161)	(197)	(338)	(250)
Change in fund value(3)	—	—	(2)	—
Change in fee basis(4)	(105)	—	(105)	—

End of period	$10,847	$7,244	$10,847	$7,244

Average fee earning AUM	$10,977	$7,336	$9,010	$7,228

(1)
Represents subscriptions and capital deployment.

(2)
Represents redemptions and distributions.

(3)
Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

(4)
Represents a reduction in fee basis of $104.7 million for the three and six months ended June 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Six Months Ended June 30, 2015

        Total fee earning AUM was $10.8 billion as of June 30, 2015, a decrease of $259.9 million, or 2.3%, compared to total fee earning AUM of $11.1 billion as of March 31, 2015. For the three months ended June 30, 2015, the decrease in fee earning AUM was driven by redemptions, distributions and decrease in leverage of $161.2 million, of which ACOF III accounted for $27.0 million.

        For the six months ended June 30, 2015, total fee earning AUM increased by $3.7 billion, or 51.3%, compared to total fee earning AUM of $7.2 billion as of December 31, 2014. The increase in AUM was primarily driven by the acquisition of EIF representing $4.0 billion. Subscriptions and capital deployment of limited partner capital totaled $74.9 million, mainly attributable to USPF III. For the six months ended June 30, 2015, the increase in fee earning AUM was partially offset by net distributions of $338.2 million, of which USPF III accounted for $185.7 million.

Three and Six Months Ended June 30, 2014

        Total fee earning AUM was $7.2 billion as of June 30, 2014, a decrease of $183.6 million, or 2.5%, compared to total fee earning AUM of $7.4 billion as of March 31, 2014. For the three months ended

June 30, 2014, the decrease in fee earning AUM was driven by distributions in funds of limited partner capital totaling $196.9 million. This decrease was partially offset by total subscriptions of $13.3 million.

        For the six months ended June 30, 2014, total fee earning AUM remained flat compared to total fee earning AUM of $7.2 billion as of December 31, 2013. Subscriptions totaling $281.5 million, mainly attributable to ACOF III, were primarily offset by total distributions of $249.6 million, of which ACOF III accounted for $52.7 million.

        The components of fee earning AUM for the Private Equity Group is presented below for each period.

	As of June 30,
	2015	2014
	(Dollars in millions)
Fee earning AUM based capital commitments(1)	$6,277	$4,555
Fee earning AUM based on invested capital(2)	4,570	2,689

Total fee earning AUM	$10,847	$7,244

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

  •
  the impact of changes in market value.

        The reconciliation of AUM to fee earning AUM for the Private Equity Group is presented below for each period.

	As of June 30,
	2015	2014
	(Dollars in millions)
AUM	$14,708	$9,762
General partner and affiliates	(725)	(654)
Undeployed	(923)	(727)
Market value/other	(2,107)	(992)
Fees not activated	(106)	(145)

Fee earning AUM	$10,847	$7,244

Private Equity Group—Fund Performance Metrics as of June 30, 2015

        The Private Equity Group managed 14 commingled funds and related co-investment vehicles as of June 30, 2015. ACOF III, ACOF IV, USPF III and USPF IV, each considered a significant fund, combine for approximately 90% of the Private Equity Group's management fees for the six months ended June 30, 2015. Each of our U.S. / European Flexible Capital private equity funds focuses on majority or shared-control investments, principally in under-capitalized companies. ACOF III is in harvest mode, meaning it is not seeking to deploy capital into new investment opportunities, while ACOF IV is in deployment mode.

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

		As of June 30, 2015
			Net Returns (%)(2)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
USPF III(3)	2007	$1,390	6.0	8.7	13.3	U.S. Power and Energy Assets
ACOF III(4)	2008	$4,112	23.0	24.5	18.1	U.S./European flexible capital
USPF IV(3)	2010	$1,900	16.8	n/a	22.1	U.S. Power and Energy Assets
ACOF Asia(4)	2011	$248	10.3	n/a	10.1	China growth capital
ACOF IV(4)	2012	$5,067	12.0	n/a	n/a	U.S./European flexible capital

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Net returns are net of management fees, performance fees and other expenses.

(3)
The net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners and the fee-paying partners' ending capital for the period. The past five and three years' net returns are calculated using beginning partners' capital for the fee-paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(4)
The net return is an annualized net internal rate of return of cash flows on investments and the investments' ending valuations for the period. The past five and three years' net returns are calculated using beginning investment valuations for such period. For ACOF III and ACOF IV, cash flows and beginning and ending valuations include those attributable to the interests of the fee-paying limited partners and exclude those attributable to the non-fee paying limited partners and the general partner. For ACOF Asia, cash flows and beginning and ending valuations include those attributable to the interests of all partners, including the general partner and Schedule I limitied partners, which both pay reduced performance fees and do not pay management fees, since the commitments of these partners account for approximately 75% of total fund commitments. Cash flows for all net return calculations are assumed to occur at month-end.

        For the group's significant funds and other funds that in each case are structured as closed-end, private commingled funds, the following table presents certain additional performance data.

	As June 30, 2015 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
USPF III	$1,350	$1,643	$1,101	$1,212	$2,313	1.4x	1.4x
ACOF III	$3,510	$3,775	$4,075	$3,667	$7,742	2.1x	1.8x
USPF IV	$1,688	$1,012	$387	$1,164	$1,551	1.5x	1.4x
ACOF Asia	$220	$170	$31	$225	$256	1.5x	1.4x
ACOF IV	$4,700	$2,676	$116	$3,263	$3,379	1.3x	1.1x

(1)
Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)
Unrealized value represents the fair value of remaining investments as of June 30, 2015. There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of June 30, 2015 is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the investment-level and is based on the interests of all partners.

(4)
The Net MoIC as of June 30, 2015 is after giving effect to management fees, the general partner's carried interest and other expenses. For ACOF III and ACOF IV, the multiple is calculated at the investment-level and is based on the interests of the fee-paying limited partners and excludes those interests attributable to the non-fee paying limited partners and the general partner. For ACOF Asia, the multiple is calculated at the investment-level and is based on the interests of all partners, including the general partner and Schedule I limited partners, which both pay reduced performance fees and do not pay management fees, since the commitments of these partners account for approximately 75% of total fund commitments. For USPF III and USPF IV, the multiple is calculated at the fund-level and is based on the interests of the fee-paying limited partners.

Real Estate Group

        The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees	$15,935	$19,916	$33,313	$36,684
Administrative fees and other income	729	1,496	1,585	2,786
Compensation and benefits	(9,992)	(11,689)	(20,123)	(23,174)
General, administrative and other expenses	(3,708)	(4,332)	(6,253)	(8,600)

Fee related earnings	2,964	5,391	8,522	7,696

Performance fees—realized	102	—	102	—
Performance fees—unrealized	3,887	7,726	4,206	10,675
Performance fee compensation—realized	—	—	—	—
Performance fee compensation—unrealized	(1,182)	(566)	(779)	(566)

Net performance fees	2,807	7,160	3,529	10,109

Investment income (loss)—realized	255	(301)	387	429
Investment income (loss)—unrealized	953	635	1,149	(227)
Interest and other investment income	18	187	47	197
Interest expense	(260)	(378)	(530)	(703)

Net investment income (loss)	966	143	1,053	(304)

Performance related earnings	3,773	7,303	4,582	9,805

Economic net income	$6,737	$12,694	$13,104	$17,501

Distributable earnings	$2,090	$2,343	$5,472	$3,841

Real Estate Group—Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

        Management Fees.    Total management fees decreased by $4.0 million, or 20.0%, to $15.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease was driven by (i) the termination of certain U.S. debt management fee contracts that reduced management fees by $1.6 million, (ii) a reduction of management fees of $1.5 million and $1.6 million attributable to EU III and other Real Estate Group equity funds, respectively, that are each past their reinvestment period with declining fee bases. The decrease in management fees was partially offset by U.S. VIII and EU IV, which increased by $0.8 million and $0.4 million, respectively, and by new funds that launched subsequent to June 30, 2014 which increased management fees by $0.5 million. The effective management fee rate decreased by 0.05% from 1.14% (net of the impact of 0.06% from one-time catch up fees) for the three months ended June 30, 2014, to 1.09% for the three months ended June 30, 2015.

        Performance Fees.    Performance fees decreased by $3.7 million, or 48.4%, to $4.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease primarily relates to a Real Estate Group equity fund, which generated performance fees of $2.0 million for the three months ended June 30, 2015, a decrease of $4.8 million from the three months ended June 30, 2014. There were no reversals of previously recognized performance fees for the three months ended June 30, 2015 and 2014.

        Compensation and Benefits.    Compensation and benefits expenses decreased by $1.7 million, or 15.0%, to $10.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease reflects a change in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. The decrease was partially offset by merit based increases. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 62.7% of management fees for the three months ended June 30, 2015 compared to 58.7% for the three months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $0.6 million, or 14.4%, to $3.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a decrease in office lease costs and overhead resulting from the consolidation of certain offices in the United States and United Kingdom.

        Net Investment Income (Loss).    Net investment income increased by $0.8 million to $1.0 million for the three months ended June 30, 2015, from $0.1 million for the three months ended June 30, 2014. The increase in net investment income was primarily due to an increase in realizations received from the Real Estate Group equity funds for the three months ended June 30, 2015 compared to realized losses recognized from the allocation of losses related to derivative contracts used for hedging purposes during the three months ended June 30, 2014.

        Fee Related Earnings.    FRE was $3.0 million for the three months ended June 30, 2015 compared to $5.4 million for the three months ended June 30, 2014. The decrease in FRE of $2.4 million was primarily attributable to decreases in management fees, and other income of $4.0 million and $0.8 million, respectively, partially offset by decreases in compensation and benefits and general, administrative and other expenses of $1.7 million and $0.6 million, respectively.

        Performance Related Earnings.    PRE was $3.8 million for the three months ended June 30, 2015 compared to $7.3 million for the three months ended June 30, 2014. The decrease in PRE of $3.5 million was primarily attributable to a decrease in net performance fees of $4.3 million, partially offset by an increase in net investment income of $0.8 million.

        Economic Net Income (Loss).    ENI was $6.7 million for the three months ended June 30, 2015 compared to $12.7 million for the three months ended June 30, 2014, representing a decrease of $6.0 million. The decrease in ENI for the three months ended June 30, 2015 was primarily driven by decreases in FRE of $2.4 million and in net performance fees of $4.3 million, partially offset by an increase in net investment income of $0.8 million.

        Distributable Earnings (Loss).    DE was $2.1 million for the three months ended June 30, 2015 compared to $2.3 million for the three months ended June 30, 2014. The decrease was primarily driven by a decrease in FRE of $2.4 million. The decrease was partially offset by an increase in net realized investment income of $0.5 million, and by a reduction in non-core cash based expenses such as placement fees and acquisition expenses.

Real Estate Group—Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

        Management Fees.    Total management fees decreased by $3.4 million, or 9.2%, to $33.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was driven by (i) the termination of certain U.S. debt management fee contracts, which reduced management fees by $3.2 million, (ii) a declining fee basis in certain Real Estate Group equity funds that generated $3.4 million less in management fees during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, including a $3.0 million reduction of fees from EU III and (iii) fund liquidations occurring subsequent to June 30, 2014 which decreased fees by $1.1 million. This decrease was partially offset by EU IV and U.S. VIII, which increased by $4.4 million and $2.8 million, respectively, and new funds that launched subsequent to June 30, 2014 which increased fees by $1.1 million. The effective management fee rate increased by 0.01% from 1.11% (net of the impact of 0.05% from one-time catch up fees) for the six months ended June 30, 2014, to 1.12% for the six months ended June 30, 2015.

        Performance Fees.    Performance fees decreased by $6.4 million, or 59.6%, to $4.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease primarily relates to lower appreciation in a Real Estate Group equity fund, which generated performance fees of $3.1 million for the six months ended June 30, 2015 compared to $12.8 million for the six months ended June 30, 2014. There were no reversals of previously recognized prior year performance fees for the six months ended June 30, 2015 and 2014.

        Compensation and Benefits.    Compensation and benefits expenses decreased by $3.0 million, or 13.2%, to $20.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease reflects a change in incentive based compensation resulting from the alignment of incentive compensation with each segment's operating results. The decrease was partially offset by merit based increases and increases in headcount. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 60.4% of management fees for the six months ended June 30, 2015 compared to 63.2% for the six months ended June 30, 2014.

        General, Administrative and Other Expenses.    General, administrative and other expenses decreased by $2.3 million, or 27.3%, to $6.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a decrease in office lease costs and overhead resulting from the consolidation of certain offices in the United States and United Kingdom.

        Net Investment Income (Loss).    Net investment income increased by $1.4 million to $1.1 million for the six months ended June 30, 2015, from a $0.3 million loss for the six months ended June 30, 2014. The increase in net investment income was primarily due to Real Estate Group equity funds that experienced market depreciation for the six months ended June 30, 2014 and market appreciation for the same period of 2015.

        Fee Related Earnings.    FRE was $8.5 million for the six months ended June 30, 2015 compared to $7.7 million for the six months ended June 30, 2014. The increase in FRE of $0.8 million was primarily attributable to increases in management fees and other income of $3.4 million and $1.2 million, respectively, offset by decreases in compensation and benefits and general, administrative and other expenses of $3.0 million and $2.3 million, respectively.

        Performance Related Earnings.    PRE was $4.6 million for the six months ended June 30, 2015 compared to $9.8 million for the six months ended June 30, 2014. The decrease in PRE of $5.2 million was primarily attributable to a decrease in net performance fees of $6.6 million, partially offset by an increase in net investment income of $1.4 million.

        Economic Net Income (Loss).    ENI was $13.1 million for the six months ended June 30, 2015 compared to $17.5 million for the six months ended June 30, 2014, representing a decrease of $4.4 million. The decrease in ENI for the six months ended June 30, 2015 was primarily driven by a decrease in net performance fees of $6.6 million, partially offset by increases in FRE of $0.8 million and in net investment income of $1.4 million.

        Distributable Earnings (Loss).    DE was $5.5 million for the six months ended June 30, 2015 compared to a $3.8 million for the six months ended June 30, 2014. The increase was primarily driven by an increase in FRE of $0.8 million. The increase was also attributable to a reduction in non-core, cash based expenses, such as acquisition expenses, placement fees and underwriting costs of $1.2 million.

Real Estate Group—Assets Under Management

        The table below provides the period-to-period rollforward of AUM for the Real Estate Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$10,033	$8,296	$10,575	$8,721
Commitments(1)	109	760	40	1,110
Capital reduction(2)	(10)	(22)	(198)	(746)
Distributions(3)	(433)	(317)	(694)	(561)
Change in fund value(4)	252	191	227	383

End of period	$9,950	$8,907	$9,950	$8,907

Average AUM	$9,992	$8,602	$10,263	$8,814

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

Three and Six Months Ended June 30, 2015

        Total AUM was $10.0 billion as of June 30, 2015, a decrease of $82.5 million, or 0.8%, compared to total AUM of $10.0 billion as of March 31, 2015. For the three months ended June 30, 2015, the decrease in AUM was primarily driven by distributions of $479.0 million, primarily attributable to Real Estate Group equity funds. This increase was partially offset by new equity commitments of $158.7 million and change in fund value that increased AUM by $251.9 million across our portfolio.

        For the six months ended June 30, 2015, total AUM decreased by $624.4 million, or 5.9%, compared to total AUM of $10.6 billion as of December 31, 2014. The decrease in AUM was primarily due to distributions of $739.7 million, primarily attributable to Real Estate Group equity funds and reduction in leverage of $197.5 million in Real Estate Group debt funds. This decrease was partially offset by $89.9 million of new equity commitments and change in fund value of $227.0 million across our portfolio.

Three and Six Months Ended June 30, 2014

        Total AUM was $8.9 billion as of June 30, 2014, an increase of $611.5 million, or 7.4%, compared to total AUM of $8.3 billion as of March 31, 2014. For the three months ended June 30, 2014, the increase in AUM was primarily due to new commitments of $760.4 million, including $320.0 million of debt commitments attributable to ACRE. In addition, change in fund value increased AUM by $190.8 million for the quarter. This increase was partially offset by distributions of $317.3 million and a reduction in leverage of $22.0 million.

        For the six months ended June 30, 2014, total AUM increased by $186.0 million, or 2.1%, compared to total AUM of $8.7 billion as of December 31, 2013. The increase in AUM was driven by new commitments of $1.1 billion including $765.0 million of debt commitments attributable to ACRE. In addition, change in fund value increased AUM by $383.4 million for the quarter. This increase was primarily offset by a reduction in leverage of $746.5 million and distributions of $560.9 million.

Real Estate Group—Fee Earning AUM

        The table below provides the period-to-period rollforward of fee earning AUM for the Real Estate Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$5,980	$5,808	$6,118	$6,388
Commitments(1)	23	342	188	596
Subscriptions/deployment/increase in leverage(2)	264	—	340	5
Redemption/distribution/ decrease in leverage(3)	(263)	(168)	(413)	(941)
Change in fund value(4)	16	(1)	(50)	(27)
Change in fee basis(5)	(276)	(70)	(438)	(109)

End of period	$5,744	$5,911	$5,744	$5,911

Average fee earning AUM	$5,862	$5,859	$5,931	$6,149

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

(5)
Represents the change of fee basis from committed capital to invested capital, from net basis to gross basis, or a fee sunset and includes a reduction in fee basis of $10.3 million for the three and six months ended June 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Six Months Ended June 30, 2015

        Total fee earning AUM was $5.7 billion as of June 30, 2015, a decrease of $235.8 million, or 3.9%, compared to total fee earning AUM of $6.0 billion as of March 31, 2015. For the three months ended June 30, 2015, the decrease in fee earning AUM was driven by gross distributions (for funds that earn fees on a gross asset basis) in the amount of $227.2 million and change in fee basis of $265.7 million. The decrease was partially offset by subscriptions, capital deployment and an increase in leverage of $263.9 million.

        For the six months ended June 30, 2015, total fee earning AUM decreased by $373.6 million, or 6.1%, compared to total fee earning AUM of $6.1 billion as of December 31, 2014. The decrease in fee earning AUM was primarily driven by gross distributions (for funds that earn fees on a gross asset basis) in the amount of $377.4 million and change in fee basis of $427.7 million. The decrease was partially offset by subscriptions, capital deployment and an increase in leverage of $339.7 million and total new commitments of $187.8 million.

Three and Six Months Ended June 30, 2014

        Total fee earning AUM was $5.9 billion as of June 30, 2014, an increase of $103.1 million, or 1.8%, compared to total fee earning AUM of $5.8 billion as of March 31, 2014. For the three months ended June 30, 2014, the increase in fee earning AUM was driven by commitments of $342.1 million. The increase was partially offset by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) of $168.1 million and a change in fee basis of $70.2 million.

        For the six months ended June 30, 2014, total fee earning AUM decreased by $477.1 million, or 7.5%, compared to total fee earning AUM of $6.4 billion as of December 31, 2013. The decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $941.4 million, of which $595.0 million was attributable to Real Estate Group debt funds and change in fee basis of $109.3 million. The decrease was partially offset by new commitments of $595.7 million in Real Estate Group equity funds.

        Components of fee earning AUM for the Real Estate Group are presented below for each period.

	As of June 30,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on capital commitments(1)	$2,278	$1,445
Fee earning AUM based on invested capital(2)	3,074	3,907
Fee earning AUM based on market value/other(3)	392	559

Total fee earning AUM	$5,744	$5,911

(1)
Reflects limited partner capital commitments to funds for which the investment period has not expired.

(2)
Reflects limited partner invested capital, and for certain funds in the Real Estate Group, it also reflects general partner invested capital.

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

        The reconciliation of fee earning AUM for the Real Estate Group is presented below for each period.

	As of June 30,
	2015	2014
	(Dollars in millions)
AUM	$9,950	$8,907
SUN-ARES joint venture	(118)	(142)
General partner and affiliates	(125)	(72)
Non-fee paying debt	(1,364)	(1,282)
Undeployed	(1,058)	(544)
Market value/other	(691)	(487)
Fees not activated	—	(63)
Fees deactivated	(850)	(406)

Fee earning AUM	$5,744	$5,911

Real Estate Group—Fund Performance Metrics as of June 30, 2015

        The Real Estate Group managed 40 funds in real estate debt and real estate equity as of June 30, 2015. Three of the funds in our Real Estate Group, EU III, EU IV and U.S. VIII, contributed 10% or more of the Real Estate Group's management fees for the six months ended June 30, 2015, whereas 15 funds contributed over 1%. The Real Estate Group managed four significant funds, EU III, EU IV and U.S. VIII, which are commingled, private equity funds focused on real estate assets located in Europe, with a focus on the UK, France and Germany, and in the United States, and ACRE, a publicly traded, specialty finance company and real estate investment trust whose common stock is listed on the New York Stock Exchange.

		As of June 30, 2015
			Net Returns(2)/ Effective Yield (%)
Fund	Year of Inception	Assets Under Management(1)	Since Inception	Past 5 Years	Past 3 Years	Investment Strategy
		(Dollars in millions)
EU III(3)(5)	2007	$479	6.2	9.4	9.2	Real estate equity
ACRE(4)	2012	$1,831	6.1	n/a	n/a	Real estate debt
EU IV(6)	2013	$1,274	n/a	n/a	n/a	Real estate equity
U.S. VIII(6)	2013	$819	n/a	n/a	n/a	Real estate equity

(1)
Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)
Returns are net of management fees, performance fees and other expenses.

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

(4)
The return shown is an effective yield that represents the dollar weighted average of the unleveraged effective yield of ACRE's principal lending portfolio measured at the end of the thirteen quarterly periods ending June 30, 2015. Unleveraged effective yield is based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults and does not take into consideration the impact of leverage utilized by

  ACRE, fees, expenses and other costs incurred by ACRE or its stockholders, which are expected to be significant. Unleveraged effective yield does not represent net returns to investors of ACRE. Additional information related to ACRE can be found on its website www.arescre.com. The information contained in ACRE's website is not part of this Quarterly Report on Form 10-Q.

(5)
EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The net IRRs presented in the chart are for the Euro-denominated fund. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. Since inception, 5-year and 3-year net IRRs for the USD-denominated fund are 5.0%, 8.6% and 8.4%, respectively, and are calculated using the same methodology described in footnote 3 above.

(6)
Information not yet meaningful due to limited operating history.

        For the group's significant funds and other funds that in each case are structured as closed-end private commingled funds, the following table presents certain additional performance data.

	As of June 30, 2015 (Dollars in millions)
Fund	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	Gross MoIC(3)	Net MoIC(4)
EU III(5)	$1,375	$1,213	$1,235	$411	$1,646	1.4x	1.3x
EU IV(6)	$1,302	$274	$1	$265	$266	1.0x	0.8x
U.S. VIII	$823	$188	$10	$204	$214	1.1x	1.0x

(1)
Realized proceeds include distributions of operating income, sales and financing proceeds received through June 30, 2015.

(2)
Unrealized value represents the fair value of remaining real estate investments as of June 30, 2015 (excluding balance sheet items). There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)
The Gross MoIC as of June 30, 2015 is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the investment-level and is based on the interests of the fee-paying partners.

(4)
The Net MoIC as of June 30, 2015 is after giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund-level and is based on the interests of the fee-paying partners.

(5)
EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The gross and net MoIC presented in the chart are for the Euro-denominated fund. The gross and net MoIC for the USD-denominated fund are 1.4 and 1.2, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing rate at the time of fund's closing. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(6)
EU IV is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The gross and net MoIC presented in the chart are for the U.S. Dollar-denominated fund. The gross and net MoIC for the Euro fund are 1.1 and 0.9, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for EU IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Operations Management Group

        The following table sets forth certain statement of operations data and certain other data of the OMG for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Administrative fees and other income	$6,167	$4,678	$12,552	$10,071
Compensation and benefits	(27,032)	(25,961)	(55,946)	(53,618)
General, administrative and other expenses	(16,013)	(12,986)	(31,339)	(26,522)

Fee related earnings (loss)	(36,878)	(34,269)	(74,733)	(70,069)

Economic net income (loss)	$(36,878)	$(34,269)	$(74,733)	$(70,069)

Distributable earnings (loss)	$(38,981)	$(35,841)	$(77,861)	$(73,354)

Operations Management Group—Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

        Administrative Fees and Other Income.    Administrative fees and other income increased by $1.5 million, or 31.8%, to $6.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to administrative fees associated with increased services provided to Ares Commercial Finance L.P., ARCC and Ares Dynamic Credit Allocation Fund of $0.7 million, $0.5 million and $0.2 million, respectively.

        Compensation and Benefits.    Compensation and benefits expenses increased by $1.1 million, or 4.1%, to $27.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to increases in headcount from the expansion of our infrastructure groups and the addition of personnel hired in connection with the Keltic and EIF acquisitions. This increase was partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with operating results. Movements in incentive compensation are generally expected to correlate to operating performance.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $3.0 million, or 23.3%, to $16.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Occupancy, communication and information systems costs have increased to support our global platform expansion as a result of the EIF and Keltic acquisitions.

        Distributable Loss.    Total distributable loss increased by $3.1 million, or 8.8%, to $39.0 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to the increase in general, administrative and other expenses.

Operations Management Group—Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

        Administrative Fees and Other Income.    Administrative fees and other income increased by $2.5 million, or 24.6%, to $12.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to new administrative fees associated with services provided to Ares Commercial Finance L.P. and Ares Dynamic Credit Allocation Fund of $1.8 million and $0.4 million, respectively.

        Compensation and Benefits.    Compensation and benefits increased by $2.3 million, or 4.3%, to $55.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increases in headcount from the expansion of our infrastructure groups and the addition of personnel hired in connection with the Keltic and EIF acquisitions. This increase was partially offset by a decrease in incentive based compensation resulting from the alignment of incentive compensation with operating results. Movements in incentive compensation are generally expected to correlate to operating performance.

        General, Administrative and Other Expenses.    General, administrative and other expenses increased by $4.8 million, or 18.2%, to $31.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Occupancy, communication and information systems costs have increased to support our global platform expansion as a result of the EIF and Keltic acquisitions.

        Distributable Loss.    Total distributable loss increased by $4.5 million, or 6.1%, to $77.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was due primarily to the increases in general, administrative and other expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Economic net income:
Income before taxes	$252,765	$191,489	$659,330	$466,164

Adjustments
Amortization of intangibles	16,646	6,718	27,538	15,549
Depreciation expense	1,949	1,748	3,222	3,807
Equity compensation expenses	7,798	62,228	15,719	67,568
Acquisition-related expenses	571	1,292	2,795	2,713
Merger-related expenses	2,955	—	2,955	—
Placement fees and underwriting costs	1,462	3,506	4,507	4,558
OMG expenses, net	36,878	34,269	74,733	70,069
Other non-cash items	—	—	10	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(208,174)	(191,932)	(557,175)	(407,904)

Total consolidation adjustments and reconciling items	(139,910)	(82,169)	(425,690)	(243,641)

Economic net income	112,855	109,320	233,640	222,523

Total performance fee income—realized	(59,061)	(28,898)	(94,700)	(52,234)
Total performance fee income—unrealized	(19,575)	(41,710)	(88,024)	(81,804)
Total performance fee compensation expense—realized	37,720	19,676	59,063	35,682
Total performance fee compensation expense—unrealized	18,824	32,284	73,873	57,003
Net investment income	(7,396)	(21,364)	(15,007)	(45,102)

Fee related earnings	$83,366	$69,309	$168,843	$136,068

Management fees	$160,487	$143,403	$322,803	$283,264
Administrative fees and other income	864	1,899	1,831	3,372
Compensation and benefits	(64,254)	(62,781)	(129,271)	(125,478)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
General, administrative and other expenses	(13,733)	(13,212)	(26,521)	(25,090)

Fee related earnings	$83,366	$69,309	$168,843	$136,068

Distributable earnings:
Income before taxes	$252,765	$191,489	$659,330	$466,164

Adjustments:
Amortization of intangibles	16,646	6,718	27,538	15,549
Equity compensation expenses	7,798	62,228	15,719	67,568
OMG distributable loss	38,981	35,841	77,861	73,354
Non-cash acquisition-related expenses	336	—	1,587	—
Merger-related expenses	2,955	—	2,955	—
Taxes paid	(906)	(347)	(1,385)	(554)
Dividend equivalent	(961)	—	(1,872)	—
Other non-cash items	(253)	—	(409)	—
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(208,174)	(191,932)	(557,175)	(407,904)
Unrealized performance fees	(19,575)	(41,710)	(88,024)	(81,804)
Unrealized performance fee compensation	18,824	32,284	73,873	57,003
Unrealized investment and other income (loss)	3,495	(10,179)	8,110	(13,129)

Distributable earnings	$111,937	$84,394	$218,112	$176,246

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fee related earnings	$83,366	$69,309	$168,843	$136,068

Performance fee—realized	59,061	28,898	94,700	52,234
Performance fee compensation expense—realized	(37,720)	(19,676)	(59,063)	(35,682)
Investment and other income realized, net	10,891	11,184	23,117	31,973

Net performance related earnings—realized	$32,233	$20,406	$58,754	$48,525

Less:
Dividend equivalent	(719)	—	(1,403)	—
One-time acquisition costs	253	(636)	(471)	(636)
Income tax expense	(391)	(138)	(867)	(344)
Non-cash items	(253)	—	(409)	—
Placement fees and underwriting costs	(1,463)	(3,506)	(4,507)	(4,558)
Non-cash depreciation and amortization	(1,089)	(1,042)	(1,828)	(2,809)

Distributable earnings	$111,937	$84,394	$218,112	$176,246

Liquidity and Capital Resources

Sources and Uses of Liquidity

        Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including carried interest and performance fees, (4) realizations on our investments and (5) net borrowing provided by the Credit Facility (as defined below). As of June 30, 2015, our cash and cash equivalents were $101.5 million, including investments in money market funds, and we had $980.0 million of available borrowings under the Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.

        Our material sources of cash from our operations include: (1) management fees, which are collected monthly, quarterly or semi-annually, (2) performance fees, which are unpredictable as to amount and timing and (3) fund distributions related to our investments in products that we manage.

        We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our commitments to funds that we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement ("TRA"), (5) fund capital expenditures, (6) repay borrowings under the Credit Facility and the Notes, and related interest costs, (7) pay income taxes and (8) make distributions to our unitholders in accordance with our distribution policy. In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.

        Performance fees also provide a significant source of liquidity. Performance fees are realized when an underlying investment is profitably disposed of and the fund's cumulative returns are in excess of the preferred return. Performance fees are typically realized at the end of each fund's measurement period when investment performance exceeds a stated benchmark or hurdle rate.

        Our accrued performance fees by segment as of June 30, 2015, gross and net of accrued clawback obligations, are set forth below:

	As of June 30, 2015
	Accrued Performance Fees	Accrued Clawback Obligation	Net Accrued Performance Fees
	(Dollars in thousands)
Asset class
Tradable Credit Group	$87,588	$—	$87,588
Direct Lending Group	43,804	—	43,804
Private Equity Group	461,559	—	461,559
Real Estate Group	6,028	—	6,028

Total	$598,979	$—	$598,979

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

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Statements of cash flows data
Net cash provided by operating activities	$1,309	$2,383
Net cash used in investing activities	(71)	(71)
Net cash used in financing activities	(1,268)	(2,316)
Effect of foreign exchange rate change	(18)	2

Net change in cash and cash equivalents	$(48)	$(2)

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

        Our net cash flow provided by operating activities was $1.3 billion and $2.4 billion for the six months ended June 30, 2015 and 2014, respectively. These amounts primarily include (1) net proceeds (purchases) from investments by our Consolidated Funds, net of purchases of investments, of $1.6 billion and $2.1 billion for the six months ended June 30, 2015 and 2014, respectively, and (2) net income attributable to non-controlling and redeemable interests in our Consolidated Funds of $553.7 million and $408.7 million for the six months ended June 30, 2015 and 2014, respectively. These amounts also represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. Our increasing working capital needs reflect the growth of our business while the fund related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us the necessary liquidity to manage short term fluctuations in working capital as well as to meet our short term commitments.

Investing Activities

        Our investing activities generally reflect cash used for certain acquisitions and fixed assets. Purchases of fixed assets were $6.8 million and $11.4 million for the six months ended June 30, 2015 and 2014, respectively. The decrease for the period was primarily due to the consolidation of our London offices in the six months ended June 30, 2014, which resulted in greater leasehold improvements capitalized and fixed asset purchases.

        In connection with certain business combinations and acquisitions of certain investment management contracts, we record the fair value of such contracts as an intangible asset. During the six months ended June 30, 2015, we used $64.4 million of cash, net of cash acquired, to complete the EIF acquisition, and during the six months ended June 30, 2014, we used $60.0 million of cash, net of cash acquired, to complete the Keltic acquisition.

Financing Activities

        Financing activities represent a net use of cash in each of the historical periods presented. Net distributions to non-controlling interests in our Consolidated Funds were $1.0 billion and $0.9 billion for the six months ended June 30, 2015 and 2014, respectively. Contributions increased from $171.6 million to $177.7 million for the six months ended June 30, 2015 and 2014, respectively, which we would expect to continue remain relativity flat. Distributions also increased from $1.0 billion to $1.2 billion for the six months ended June 30, 2015 and 2014, respectively, which was due to significant redemptions in one of the Consolidated Funds during the period ended June 30, 2015.

        Distributions to AOG Unit holders and common unitholders are presented as a use of cash from financing activities and were $119.3 million and $226.7 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2014, the Company made a one-time and non-recurring distribution of $150.0 million to the partners of the Predecessors in anticipation of the IPO. Our quarterly distributions since the IPO have averaged approximately 80% to 90% of our DE.

        Net proceeds from our debt obligations provided an increase in cash to us of $50.0 million and $49.8 million for the six months ended June 30, 2015 and 2014. For our Consolidated Funds, net repayments of debt obligations were $186.4 million and $1.4 billion for the six months ended June 30, 2015 and 2014, respectively. The decrease in borrowings was primarily due to a net repayment by one of the Consolidated Funds in the six months ended June 30, 2015. In 2014, there were significant repayments on debt obligations as four of the Consolidated Funds fully repaid various term loans and notes, and another Consolidated Fund repaid a significant portion of borrowings under its credit facility.

Capital Resources

        The Company's credit facility (the "Credit Facility") provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of April 30, 2019. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.50%. Our unused commitment fee is 0.20% per annum. The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of June 30, 2015, we had an outstanding balance of $50.0 million under the Credit Facility. We are in compliance with all covenants contained in the Credit Facility.

        On October 8, 2014, our subsidiary Ares Finance Co. LLC issued the Notes at 98.268% of the face amount. Interest is payable semiannually on April 8 and October 8 each year, commencing on April 8, 2015. The Notes may be redeemed prior to maturity at our option at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a "make whole" redemption price, plus accrued and unpaid interest to the redemption date; however, the issuer is not required to pay any "make whole" on or after July 8, 2024. Debt issuance costs of $2.3 million are amortized on a straight-line basis over the life of the Notes. The discount of $4.3 million is amortized using the effective interest rate over the life of the Notes.

        Since our inception through June 30, 2015, we, our senior partners and other senior professionals have invested or committed to invest in excess of $1.8 billion to or alongside (through funds managed by us) our funds. As of June 30, 2015, the Company's current invested capital of $706.0 million and unfunded commitments of $253.8 million, together with that of our senior partners and other senior professionals, are presented in the table below:

	As of June 30, 2015
	Invested Capital	Unfunded Commitment	Total Invested Capital and Unfunded Commitment
	(Dollars in millions)
Asset class
Tradable Credit Group	$320	$146	$466
Direct Lending Group	136	31	167
Private Equity Group	551	119	670
Real Estate Group	37	100	137

Total	$1,044	$396	$1,440

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

        We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker-dealer. These net capital requirements are met in part by retaining cash, cash-equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2015, we were required to maintain approximately $19.5 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

        Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one- for-one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.'s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the "corporate taxpayers," would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with the TRA Recipients that will provide for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. As of June 30, 2015, no exchange of AOG Units for Ares Management, L.P. common units has taken place; as a result there was no payable recorded pursuant to the TRA.

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

Fair Value Measurement

        The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2015:

	As of June 30, 2015
	Tradable Credit	Direct Lending	Private Equity	Real Estate	Total
	(Dollars in millions)
Level I	$259	$306	$875	$—	$1,439
Level II	11,904	54	768	40	12,766
Level III	3,413	12,554	9,373	4,417	29,757

Total fair value	15,576	12,913	11,016	4,457	43,962
Other net asset value and available capital(1)	17,089	17,286	3,692	5,493	43,560

Total AUM	$32,664	$30,199	$14,708	$9,950	$87,522

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

Commitments and Contingencies

Guarantees

        As of June 30, 2015, we guaranteed loans provided to certain professionals to support their investments in affiliated co-investment entities. These entities were formed to permit certain employees and members to invest alongside us and our investors in the funds managed by us. We would be responsible for all outstanding payments due in the event of a default on the loans by certain professionals, with certain offset remedies available against such employees and members. As of June 30, 2015, the total outstanding loan balance was approximately $3.3 million, with an additional $0.4 million in unfunded commitments. There has been no history of default, and we have determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

        On July 30, 2014, AM LLC agreed to provide credit support to a new $75.0 million credit facility (the "Guaranteed Facility") entered into by a wholly owned subsidiary of ACRE with a national banking association. AM LLC is the parent entity to ACRE's external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations, outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) among other things, in the event that AM LLC's corporate credit rating is downgraded to below investment grade. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out-of-pocket costs and expenses in connection with the Guaranteed Facility. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interests in its principal lending holding entity to support the Guaranteed Facility. As of June 30, 2015, we recorded the fair value of this guarantee of $1.6 million within accounts payable, accrued expenses and other liabilities. The total outstanding balance under the Guarantee Facility was $75.0 million as of June 30, 2015 and December 31, 2014, respectively. Our maximum exposure to loss shall not exceed $75.0 million plus accrued interest. We have determined that the likelihood of default is remote. See Note 10, "Commitments and Contingencies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Indemnifications

        Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements. As of June 30, 2015, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

        The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of June 30, 2015 and December 31, 2014, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2015 and December 31, 2014, had we assumed all existing investments were deemed worthless, the net amount of performance fees subject to clawback, after giving effect to the amounts reimbursable by certain professionals, would have been approximately $74.0 million and $56.4 million, respectively.

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

        There have been no material changes in our market risks for the three and six months ended June 30, 2015. The EIF acquisition in the first quarter of 2015 did not materially change our market risk as none of the acquired funds earn fees based upon market-value fee basis, and we are not entitled to any performance related earnings from the legacy EIF funds. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, which is accessible on the SEC's website at sec.gov.

Item 4.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2015 and December 31, 2014, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On January 1, 2015, in connection with an agreement to acquire EIF, an asset manager in the energy infrastructure industry, we delivered 1,578,947 Ares Operating Group Units at the closing of the transaction. Assuming a full exchange of all Ares Operating Group Units for common units of the Company, the units represent less than 1% of the outstanding common units as of June 30, 2015. The Ares Operating Group Units were issued on the closing of the transaction on January 1, 2015 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in partial consideration for the sellers' equity interests in EIF. One half of the Ares Operating Group Units are exchangeable on a one-for-one basis for common units upon the election of the holders thereof following the six-month anniversary of the closing of the transaction and the remainder will be exchangeable on a one-for-one basis for common units following the one year anniversary of the closing of the transaction.

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

*
Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.
	By:	Ares Management GP LLC, its general partner
Dated: August 11, 2015	By	/s/ ANTONY P. RESSLER
		Name:	Antony P. Ressler
		Title:	Chairman, Co-Founder & Chief Executive Officer (Principal Executive Officer)
Dated: August 11, 2015	By	/s/ MICHAEL R. MCFERRAN
		Name:	Michael R. McFerran
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)