Form 10-Q
period 2015-09-30
ARES MANAGEMENT LP
filed 2015-11-10
CIK 1176948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001‑36429

ARES MANAGEMENT, L.P.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80‑0962035 (I.R.S. Employer Identification Number)

2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067

(Address of principal executive office) (Zip Code)

(310) 201‑4100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of common units representing limited partner interests outstanding as of November 10, 2015 was 80,676,995.

Forward‑Looking Statements

This report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. The forward‑looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward‑ looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward‑looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Prior to the reorganization on May 1, 2014 in connection with our initial public offering (the “Reorganization”), our business was conducted through operating subsidiaries held directly or indirectly by Ares Holdings LLC and Ares Investments LLC (or “AI”). These two entities were principally owned by Ares Partners Management Company LLC (“APMC”), the Abu Dhabi Investment Authority and its affiliate (collectively, “ADIA”) and an affiliate of Alleghany Corporation (NYSE: Y) (such affiliate, “Alleghany”). ADIA and Alleghany each own minority interests with limited voting rights in our business. Ares Management, L.P. was formed on November 15, 2013 to serve as a holding partnership for our businesses. Prior to the consummation of our initial public offering, Ares Management, L.P. had not commenced operations and had nominal assets and liabilities. Unless the context suggests otherwise, references in this report to (1) “Ares,” “we,” “us” and “our” refer to our businesses, both before and after the consummation of our reorganization into a holding partnership structure and (2) our “Predecessors” refer to Ares Holdings Inc. (“AHI”) and Ares Investments LLC, our accounting predecessors, as well as their wholly owned subsidiaries and managed funds, in each case prior to the Reorganization. References in report to “our general partner” refer to Ares Management GP LLC, an entity wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by our Co‑ Founders. References in this report to the “Ares Operating Group” refer to, collectively, Ares Holdings L.P. (“Ares Holdings”), Ares Domestic Holdings L.P. (“Ares Domestic”), Ares Offshore Holdings L.P. (“Ares Offshore”) Ares Investments L.P. (“Ares Investments”) and Ares Real Estate Holdings L.P. (“Ares Real Estate”). References in this report to an “Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities.

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares‑affiliates and affiliated funds and co‑investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and the CLOs, for which we are deemed to be the primary beneficiary. When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the fund in our condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance fees and other fees that we earn from Consolidated Funds. However, the presentation of performance fee compensation and other expenses associated with generating such revenues are not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third‑party investors in Consolidated Funds is presented as net income attributable to redeemable interests and non‑controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations.

i

In this report, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these funds and therefore shows the results of our reportable segments without giving effect to the consolidation of the funds and (ii) “Stand Alone basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our four segments, we have an Operations Management Group (the “OMG”) that consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development, legal/compliance and human resources. The OMG’s expenses are not allocated to our four reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non‑GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our Operations Management Group, and we believe that this information enhances the ability of unitholders to analyze our performance. For more information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Consolidation and Deconsolidation of Ares Funds,” “—Managing Business Performance—Non‑GAAP Financial Measures” and “—Segment Analysis—ENI and Other Measures.”

When used in this report, unless the context otherwise requires:

•

“assets under management” or “AUM” refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). For our funds that are CLOs, our AUM represents subordinated notes (equity) plus all drawn and undrawn debt tranches;

•	“CLOs” refers to collateralized loan obligations;
•

“Consolidated Funds” refers collectively to certain Ares‑ affiliated funds, related co‑investment entities and certain CLOs that are required under GAAP to be consolidated in our condensed consolidated financial statements;

•	“Co‑Founders” refers to Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal;
•

“distributable earnings” or “DE” refers to a pre‑income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of Fee Related Earnings, realized performance fees, realized performance fee compensation and realized net investment and other income, and further adjusts for expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fee income, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures;”

•

“economic net income” or “ENI” refers to net income excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our core performance. Changes arising from corporate actions include equity‑based compensation expenses, the amortization of intangible assets, transaction costs associated with acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization;

ii

•

“fee earning AUM” refers to the AUM on which we directly or indirectly earn management fees. Fee earning AUM is equal to the sum of all the individual fee bases of our funds that contribute directly or indirectly to our management fees;

•

“fee related earnings” or “FRE” refers to a component of ENI that is used to assess the ability of our business to cover direct base compensation and operating expenses from management fees. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and further adjusts for performance fees, performance fee compensation, investment income from our Consolidated Funds and certain other items that we believe are not indicative of our performance;

•

“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us and also include ARCC Part I Fees (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Condensed Consolidated Results of Operations—Revenues”) that are classified as management fees as they are predictable and are recurring in nature, are not subject to repayment (or clawback) and are generally cash‑settled each quarter;

•	“net performance fees” refers to performance fees net of performance fee compensation, which is the portion of the performance fees earned from certain funds that is payable to professionals;
•

“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co‑managed by the Ares Operating Group. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”), and a registered investment adviser;

•

“performance fees” refers to fees we earn based on the performance of a fund, which are generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest; and

•

“performance related earnings” or “PRE” refers to a measure used to assess our investment performance. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fee income, performance fee compensation and investment income earned from our Consolidated Funds and non‑consolidated funds.

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

iii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of September 30,	As of December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$387,678	$148,858
Restricted cash and cash equivalents	554	32,734
Investments	440,141	174,052
Derivative assets, at fair value	520	7,623
Performance fees receivable	561,468	187,059
Due from affiliates	150,539	146,534
Other assets	56,932	58,716
Intangible assets, net	93,616	40,948
Goodwill	144,123	85,582
Assets of Consolidated Funds:
Cash and cash equivalents	85,943	1,314,397
Investments, at fair value	2,785,753	19,123,950
Loans held for investment, net	—	77,514
Due from affiliates	8,682	11,342
Dividends and interest receivable	12,812	81,331
Receivable for securities sold	25,785	132,753
Derivative assets, at fair value	832	3,126
Other assets	592	12,473
Total assets	$4,755,970	$21,638,992
Liabilities
Accounts payable and accrued expenses	$138,945	$101,310
Accrued compensation	114,807	129,433
Derivative liabilities, at fair value	1,802	2,850
Due to affiliates	8,740	19,030
Performance fee compensation payable	412,269	380,268
Debt obligations	595,740	243,491
Equity compensation put option liability	20,000	20,000
Deferred tax liability, net	18,687	19,861
Liabilities of Consolidated Funds:
Accounts payable and accrued expenses	7,157	68,589
Due to affiliates	—	2,441
Payable for securities purchased	26,934	618,902
Derivative liabilities, at fair value	9,508	42,332
Securities sold short, at fair value	—	3,763
Deferred tax liability, net	—	22,214
CLO loan obligations	2,221,144	12,049,170
Fund borrowings	161,734	777,600
Mezzanine debt	—	378,365
Total liabilities	3,737,467	14,879,619
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,037,450
Redeemable interest in Ares Operating Group entities	23,632	23,988
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	311,864	4,988,729
Equity appropriated for Consolidated Funds	10,460	(37,926)
Non-controlling interest in Consolidated Funds	322,324	4,950,803
Non-controlling interest in Ares Operating Group entities	416,499	463,493
Controlling interest in Ares Management, L.P. :
Partners' Capital (80,676,995 units and 80,667,664 units, issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	258,305	285,025
Accumulated other comprehensive income (loss)	(2,257)	(1,386)
Total controlling interest in Ares Management, L.P	256,048	283,639
Total equity	994,871	5,697,935
Total liabilities, redeemable interest, non-controlling interests and equity	$4,755,970	$21,638,992

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues
Management fees (includes ARCC Part I Fees of $31,680, $89,972, and $31,156, $85,140 for the three and nine months ended September 30, 2015 and 2014, respectively)	$158,051	$127,464	$473,341	$352,439
Performance fees	(22,223)	41,885	160,351	69,274
Other fees	8,026	5,812	21,231	18,694
Total revenues	143,854	175,161	654,923	440,407
Expenses
Compensation and benefits	104,872	100,928	305,808	347,591
Performance fee compensation	(20,293)	33,263	112,643	125,948
General, administrative and other expenses	50,862	41,737	149,740	119,972
Consolidated Funds' expenses	945	27,409	15,227	53,058
Total expenses	136,386	203,337	583,418	646,569
Other income (expense)
Interest and other investment income	1,049	652	12,446	7,673
Interest expense	(5,913)	(1,565)	(13,251)	(5,241)
Other income (expense), net	2,769	(1,609)	(799)	(4,847)
Net realized gain (loss) on investments	(1,078)	1,725	12,724	474
Net change in unrealized appreciation (depreciation) on investments	(6,606)	11,113	(689)	24,962
Interest and other investment income of Consolidated Funds	32,306	189,600	89,992	738,283
Interest expense of Consolidated Funds	(23,848)	(215,524)	(59,992)	(564,307)
Net realized gain (loss) on investments of Consolidated Funds	(1,517)	(30,972)	12,493	71,833
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(36,715)	(2,129)	(52,513)	326,611
Total other income (expense)	(39,553)	(48,709)	411	595,441
Income (loss) before taxes	(32,085)	(76,885)	71,916	389,279
Income tax expense	5,579	2,399	15,741	971
Net income (loss)	(37,664)	(79,284)	56,175	388,308
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	(23,694)	—	26,767
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(9,219)	(96,675)	(7,705)	261,597
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	(119)	191	310	573
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(16,977)	26,923	44,376	67,556
Net income (loss) attributable to Ares Management, L.P.	$(11,349)	$13,971	$19,194	$31,815
Net income (loss) attributable to Ares Management, L.P. per common unit
Basic	$(0.14)	0.17	0.23	0.40
Diluted	$(0.14)	0.17	0.23	0.39
Weighted-average common units
Basic	80,676,232	80,667,664	80,671,786	80,171,855
Diluted	80,676,232	81,363,978	80,671,786	80,818,072
Distribution declared per common unit	$0.26	$0.18	$0.75	$0.18

Substantially all revenue is earned from affiliated funds of the Company.

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(37,664)	$(79,284)	$56,175	$388,308
Other comprehensive income:
Foreign currency translation adjustments	(3,292)	(27,441)	(2,158)	(25,855)
Total comprehensive income	(40,956)	(106,725)	54,017	362,453
Less: Comprehensive income (loss) attributable to redeemable interests in Consolidated Funds	—	(23,694)	—	26,767
Less: Comprehensive income Loss attributable to non-controlling interests in Consolidated Funds	(9,200)	(119,394)	(7,660)	237,229
Less: Comprehensive income (loss) attributable to redeemable interests in Ares Operating Group entities	(133)	171	303	572
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	(19,016)	24,021	43,051	67,256
Comprehensive income (loss) attributable to Ares Management, L.P.	$(12,607)	$12,171	$18,323	$30,629

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)

(unaudited)

				Consolidated Funds
		Accumulated	Non-controlling	Equity	Non-Controlling
		Other	interest in Ares	Appropriated	Interest in
	Partners'	Comprehensive	Operating	for Consolidated	Consolidated	Total
	Capital	Income (Loss)	Group Entities	Funds	Funds	Equity
Balance at December 31, 2014	$285,025	$(1,386)	$463,493	$(37,926)	$4,988,729	$5,697,935
Cumulative effect of accounting change due to the adoption of ASU 2015-02	—	—	—	25,352	(4,651,189)	(4,625,837)
Reallocation of Partners' capital for change in ownership interests	7,271	—	(7,353)	—	—	(82)
Deferred tax assets (liabilities) arising from allocation of contributions and Partners' capital	(1,228)	—	(78)	—	—	(1,306)
Contributions	—	—	25,552	—	88,139	113,691
Distributions	(60,511)	—	(122,111)	—	(83,121)	(265,743)
Net income	19,194	—	44,376	22,989	(30,694)	55,865
Currency translation adjustment	—	(871)	(1,325)	45	0	(2,151)
Equity compensation	8,554	—	13,945	—	—	22,499
Balance at September 30, 2015	$258,305	$(2,257)	$416,499	$10,460	$311,864	$994,871

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(unaudited)

	For the
	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$56,175	$388,308
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	24,126	75,088
Depreciation and amortization	44,156	28,156
Net realized (gain) loss on investments	(12,724)	(474)
Net change in unrealized (appreciation) depreciation on investments	689	(24,962)
Other non-cash amounts	10	2,937
Investments purchased	(106,477)	(45,252)
Cash proceeds from sale of investments	40,975	11,686
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(6,177)	(52,779)
Net realized (gain) loss on investments	(12,493)	(71,833)
Amortization on debt and investments	(577)	(13,561)
Net change in unrealized (appreciation) depreciation on investments	52,513	(326,611)
Investments purchased	(1,491,069)	(7,777,968)
Cash proceeds from sale or pay down of investments	853,185	8,717,586
Cash flows due to changes in operating assets and liabilities:
Restricted cash	32,180	(5,181)
Net performance fees receivable	4,358	24,309
Due to/from affiliates	37	(42,442)
Other assets	2,756	5,613
Accrued compensation and benefits	(16,151)	(15,377)
Accounts payable, accrued expenses and other liabilities	(22,540)	16,776
Deferred taxes	(1,174)	1,687
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	1,228,452	284,507
Cash relinquished with deconsolidation of Consolidated Funds	(870,390)	(40,292)
Change in other assets and receivables held at Consolidated Funds	(9,387)	209,295
Change in other liabilities and payables held at Consolidated Funds	(312,039)	188,438
Net cash (used in) provided by operating activities	(521,586)	1,537,654
Cash flows from investing activities:
Acquisitions, net of cash acquired	(64,436)	(60,000)
Purchase of furniture, equipment and leasehold improvements, net	(8,589)	(14,499)
Net cash used in investing activities	(73,025)	(74,499)
Cash flows from financing activities:
Proceeds from issuance of common units in IPO	—	209,189
Issuance costs	—	(28,450)
Proceeds from debt issuance, net of offering costs	316,475	—
Proceeds from credit facility	75,000	224,000
Proceeds from term notes	35,250	—
Repayments of credit facility	(75,000)	(195,250)
Repayments of term notes	—	(11,000)
Repayments of promissory notes	—	(6,956)
Contributions, net	85	—
Distributions	(183,459)	(271,428)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	88,139	292,447
Distributions to non-controlling interests in Consolidated Funds	(83,121)	(1,185,058)
Borrowings under loan obligations by Consolidated Funds	763,813	3,339,125
Repayments under loan obligations by Consolidated Funds	(101,142)	(3,839,320)
Net cash provided by (used in) in financing activities	836,040	(1,472,701)
Effect of exchange rate changes and translation	(2,609)	(5,169)
Net increase (decrease) in cash and cash equivalents	238,820	(14,715)
Cash and cash equivalents, beginning of period	148,858	89,802
Cash and cash equivalents, end of period	$387,678	$75,087
Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$6,722	$3,790
Cash paid during the period for income taxes	$11,832	$13,349
Consolidated Funds:
Cash paid during the period for interest	$32,985	$164,493
Cash paid during the period for income taxes	$—	$16,640
Non-cash increase in assets and liabilities:
Issuance of AOG Units to non-controlling interest holders in connection with acquisition	$25,468	$—

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

Ares Management, L.P. is a leading global alternative asset management firm that operates four distinct but complementary investment groups: the Tradable Credit Group, the Direct Lending Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 16, “Segment Reporting.” Subsidiaries of Ares Management LLC (“AM LLC”), a subsidiary of the Company, serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”), which are generally organized as pass‑through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Ares Management, L.P. is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.

The accompanying condensed consolidated financial statements include (1) the results of the Company subsequent to the Reorganization (as described below) and (2) prior to the Reorganization, the condensed consolidated results of two affiliated entities, Ares Holdings Inc. (“AHI”) and Ares Investments LLC (“AI”), which directly or indirectly hold controlling interests in AM LLC and Ares Investments Holdings LLC (“AIH LLC”), as well as their wholly owned subsidiaries (collectively, the “Predecessor”). Prior to the Reorganization, Ares Partners Management Company LLC (“APMC”) directed the operations of AHI and AI through its controlling ownership interest of approximately 50.1% and 70.3%, respectively, in each entity. The remaining ownership of AHI and AI was shared among various minority, non-controlling strategic investment partners.

In addition, certain Ares-affiliated funds, related co-investment entities and collateralized loan obligations (“CLOs”) (collectively, the “Consolidated Funds”) managed by AM LLC and its wholly owned subsidiaries have been consolidated in the accompanying condensed consolidated financial statements for the periods presented pursuant to generally accepted accounting principles in the United States (“GAAP”) as described in Note 2, “Summary of Significant Accounting Policies.” Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying condensed consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to controlling interests or on total equity attributable to controlling interests. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in Consolidated Funds and as equity appropriated for Consolidated Funds in the accompanying condensed consolidated financial statements. Further, cash flows allocable to non-controlling interest in Consolidated Funds are specifically identifiable in the Condensed Consolidated Statement of Cash Flows.

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

Reorganization and Initial Public Offering

Pursuant to a reorganization effectuated in connection with the initial public offering of the Company’s common units (“IPO”), on May 1, 2014, the Company became a holding partnership, and the Company’s sole assets became equity

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

interests through wholly owned subsidiary entities in AHI, Ares Domestic Holdings, Inc. (“Domestic Holdings”), Ares Offshore Holdings, Ltd., AI and Ares Real Estate Holdings LLC. The Company, either directly or through direct subsidiaries, is the general partner of each of the Ares Operating Group (as defined below) entities, and operates and controls all of the businesses and affairs of the Ares Operating Group.

Additionally, on May 1, 2014, in connection with the IPO, Ares Holdings LLC was converted into a limited partnership, Ares Holdings L.P. (“Ares Holdings”), and AI was converted into a limited partnership, Ares Investments L.P. (“Ares Investments”). In addition, the Company formed Ares Domestic Holdings L.P. (“Ares Domestic”), Ares Offshore Holdings L.P. (“Ares Offshore”) and Ares Real Estate Holdings L.P. (“Ares Real Estate”). Ares Holdings, Ares Domestic, Ares Offshore, Ares Investments and Ares Real Estate are collectively referred to as the “Ares Operating Group.”

In exchange for its interest in the Company, prior to the consummation of the IPO, Ares Owners Holdings L.P. transferred to the Company its interests in each of AHI, Domestic Holdings, Ares Offshore Holdings, Ltd., Ares Real Estate Holdings LLC and a portion of its interest in Ares Investments. Similarly, Abu Dhabi Investment Authority (“ADIA”) contributed its direct interest in AHI to its affiliate, AREC Holdings Ltd., a Cayman Islands exempted company (“AREC”). AREC then transferred to the Company its interest in each of AHI, Ares Domestic, Ares Offshore, Ares Investments and Ares Real Estate.

These actions are referred to herein collectively as the “Reorganization”.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Prior to the adoption of FASB Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”) effective January 1, 2015, the Company consolidated those entities in which it had a direct or indirect controlling financial interest based on either a variable interest model or a voting interest model. As such, the Company consolidated (a) entities in which it held a majority voting interest and entities in which it had majority ownership and control over the operational, financial and investing decisions of that entity, including Ares affiliates and affiliated funds and co-investment entities for which the Company is the general partner and is presumed to have control and (b) entities that the Company concluded were variable interest entities (“VIEs”), including limited partnerships in which the Company had a nominal economic interest and CLOs for which the Company was deemed to be the primary beneficiary.

However, following the adoption of ASU 2015-02, for limited partnerships and similar entities evaluated under the voting interest model, the Company no longer consolidates certain entities for which it acts as the general partner. The Company continues to consolidate entities other than limited partnerships and entities similar to limited partnerships in which it holds majority voting interest.

With respect to the Consolidated Funds, which typically represent limited partnerships and single member limited liability companies, the Company earns a fixed management fee based on invested capital or a derivation thereof, and a

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

performance fee based upon the investment returns in excess of a stated benchmark or hurdle rate. The Company, as the general partner of various funds, generally has operational discretion and control, and limited partners have no substantive participating or kick-out rights of the fund. Such a fund is required to be consolidated unless the Company has a less than significant level of variable interest. The fund is typically considered a VIE, as described below, when the Company's variable interest is less than significant in a given fund and it has a less than significant obligation to fund any future losses. In these cases, the fund investors are generally deemed to be the primary beneficiaries, and the Company does not consolidate the fund. When the Company's variable interest is deemed to be significant, the fund is generally not considered to be a VIE, and the Company will generally consolidate the fund unless the limited partners are granted substantive rights to remove the general partner or liquidate the fund. These rights are known as kick-out rights. However, following the adoption of ASU 2015-02, the Company generally will not consolidate the fund unless it has a more than insignificant variable interest and power to direct the activities that most significantly impact the success of the entity.

Variable Interest Model

The Company consolidates entities that are determined to be VIEs where the Company is deemed to be the primary beneficiary. Prior to the adoption of ASU 2015-02, the Company used two methods for determining whether it was the primary beneficiary of a VIE depending on the nature and characteristics of the entity. The Company was deemed to be the primary beneficiary if it had the power to direct activities of the entity that most significantly impacted the entity’s economic performance and had the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. However, these consolidation rules were deferred for VIEs if the VIE and the reporting entity's interest in VIE met deferral conditions set forth in FASB Accounting Standards Codification ("ASC") 810-10-65-2. Certain limited partnerships meet the deferral conditions if: (a) the limited partnerships generally have all the attributes of an investment company, (b) the Company does not have the obligation to fund losses of the limited partnership and (c) the limited partnership is not a securitization, asset-backed financing entity or qualifying special purpose vehicle. Where a VIE qualified for the deferral of the consolidation rules, the analysis was based on consolidation rules in place prior to January 1, 2010. These rules required an analysis to determine (i) whether an entity in which the Company holds a variable interest is a VIE and (ii) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees) would be expected to absorb a majority of the variability of the entity.

Following the adoption of ASU 2015-02, the deferral conditions under ASC 810-10-65-2 are eliminated and all VIEs are evaluated to determine whether the Company is the primary beneficiary.

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders the conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its direct and indirect economic interests in the entity. The consolidation analysis is generally performed qualitatively, however, if the primary beneficiary is not readily determinable, a quantitative analysis may also be performed. This analysis requires judgment. These judgments include: (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether two or more parties' equity interests should be aggregated, (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity and (5) evaluating the nature of relationships and activities of the parties involved in determining which party within a related-party group is most closely associated with a VIE and hence would be deemed the primary beneficiary. Prior to the adoption of ASU 2015-02, where the VIEs had qualified for the deferral conditions, judgments were also made in estimating cash flows to evaluate which member within the equity group would absorb a majority of the expected losses.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Adoption of ASU 2015-02

The Company adopted ASU 2015-02 under the modified retrospective approach with an effective date of January 1, 2015. Pursuant to ASU 2015-02, fees, including fees that are determined based on expense reimbursements, that are customary and commensurate with the level of services provided are not considered a variable interest when the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. As the Company’s interests in funds are primarily management fees, performance fees, and/or insignificant direct or indirect equity interests through related parties, upon adoption of ASU 2015-12, the Company is no longer considered to have a fee-based variable interest in many of these entities.

As a result of the adoption of ASU 2015-02, the Company deconsolidated certain previously consolidated CLOs and certain previously consolidated non-CLOs effective January 1, 2015 under the modified retrospective approach as the fees to which the Company is entitled are no longer deemed variable interests. The deconsolidation of such entities had the following impact on the Condensed Consolidated Statement of Financial Condition as of January 1, 2015:

	As of January 1, 2015
	As originally reported	As adjusted	Effect of deconsolidation
CLOs:
Number of entities	31	4	(27)
Total assets	$12,682,054	$2,109,780	$(10,572,274)
Total liabilities	$12,719,980	$2,122,355	$(10,597,625)
Cumulative- effect adjustment to equity appropriated for Consolidated Funds	$—	$25,352	$25,352
Non-CLOs:
Number of entities	35	6	(29)
Total assets	$7,271,422	$395,730	$(6,875,692)
Total liabilities	$1,242,484	$55,430	$(1,187,054)
Cumulative- effect adjustment to redeemable interests in Consolidated Funds and non-controlling interest in Consolidated Funds	$—	$(5,688,639)	$(5,688,639)
Total impact of deconsolidation of entities:
Number of entities	66	10	(56)
Total assets	$19,953,476	$2,505,510	$(17,447,966)
Total liabilities	$13,962,463	$2,177,785	$(11,784,679)
Cumulative- effect adjustment to redeemable interests in Consolidated Funds and non-controlling interest in Consolidated Funds	$—	$(5,663,287)	$(5,663,287)

The impact of the adoption on redeemable interest in Consolidated Funds and non-controlling interest in Consolidation Funds as of January 1, 2015 was a reduction of $1.0 billion and $4.6 billion, respectively. Adoption of the amended guidance had no impact on net income attributable to Ares Management, L.P.

Based on the Company’s assessments, no additional entities have been consolidated in the Company’s financial statements purely as a result of the adoption of ASU 2015-02. Additionally, under the new accounting guidance, certain consolidated entities previously accounted for as voting interest entities (“VOEs”) became VIEs, while certain entities previously accounted for as VIEs became VOEs.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments in Consolidated Variable Interest Entities

The Company’s consolidated VIEs as of September 30, 2015 include entities in which the Company has a  variable interest and, as the general partner or investment manager, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these entities.

Net loss attributable to non-controlling interests related to consolidated VIEs during both the three and nine months ended September 30, 2015 was $9.3 million and $7.7 million, respectively.

As of September 30, 2015 and December 31, 2014, assets of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $3.0 billion and $14.2 billion, respectively, and are presented within "Assets of Consolidated Funds." As of September 30, 2015 and December 31, 2014, liabilities of consolidated VIEs reflected in the Condensed Consolidated Statements of Financial Condition were $2.5 billion and $13.2 billion, respectively, and are presented within "Liabilities of Consolidated Funds." The holders of the consolidated VIEs' liabilities do not have recourse to the Company other than to the assets of the consolidated VIEs. The assets and liabilities of the consolidated VIEs are comprised primarily of investment securities and loan obligations, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2015 and December 31, 2014, the Company held $304.7 million and $193.0 million of investments in these consolidated VIEs, respectively, which represents its maximum exposure to loss. The maximum exposure to loss represents the Company's total investment in these entities.

Investments in Non-Consolidated Variable Interest Entities

The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in such entities generally is in the form of direct equity interests, and  interests in the form of fixed fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. There is no difference between the carrying value and fair value as investments in the non-consolidated VIEs are carried at fair value. The Company's interests and the Consolidated Funds' interests in these non-consolidated VIEs and their respective maximum exposure to loss relating to non-consolidated VIEs (excluding fixed arrangements) are as follows:

	As of September 30,	As of December 31,
	2015	2014
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$256,312	$14,851
Maximum exposure to loss attributable to Consolidated Funds' investments in non-consolidated VIEs	$—	$2,519

Voting Interest Model

Prior to the adoption of ASU 2015-02, the Company consolidated entities in which it held a majority voting interest and those entities in which it had majority ownership and control over the operational, financial and investing decisions of that entity, including Ares affiliates and affiliated funds and co-investment entities for which the entity was the general partner and was presumed to have control.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

However, following the adoption of ASU 2015-02, for limited partnerships and similar entities, the Company no longer consolidates certain entities in which it acts as the general partner. The Company continues to consolidate entities other than limited partnerships and entities similar to limited partnerships in which it holds majority voting interest.

The Company’s total exposure to consolidated VOEs represents the value of its economic ownership interest in these entities. Valuation changes associated with investments held at fair value by these consolidated VOEs are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to the Company.

Deconsolidated Funds

Certain funds that have historically been consolidated in the financial statements are no longer consolidated because, as of the reporting period: (a) the Company deconsolidated such funds as a result of a change in accounting principle, including fifty-six funds for the nine months ended September 30, 2015, (b) such funds were liquidated or dissolved, including three funds for the nine months ended September 30, 2014, (c) the Company no longer holds a majority voting interest, including four funds for the nine months ended September 30, 2014, respectively and (d) the Company is no longer deemed to be the primary beneficiary of the VIEs as it has no economic interest, no obligation to absorb losses and no significant rights to receive benefits from the VIEs, including eleven funds for the nine months ended September 30, 2014. For deconsolidated funds, the Company will continue to serve as the general partner and/or investment manager until such funds are fully liquidated.

Equity Appropriated for Consolidated Funds

As of September 30, 2015 and December 31, 2014, the Company consolidated five and thirty-one CLOs, respectively. CLOs are investment vehicles created for the sole purpose of issuing collateralized loan obligations. Upon consolidation, the Company elected the fair value option for eligible liabilities to mitigate accounting mismatches between the carrying value of the assets and liabilities. The Company accounts for the excess in fair value of assets over liabilities upon initial consolidation of funds as an increase in equity appropriated for Consolidated Funds.

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

Basis of Accounting

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP. Certain comparative amounts for prior periods have been reclassified to conform to the current year’s presentation. Management has determined that the Company’s Consolidated Funds are investment companies under GAAP for the purposes of financial reporting based on the following characteristics: the Consolidated Funds obtain funds from one or more investors and provide investment management services and the Consolidated Funds’ business purpose and substantive activities are investing funds for returns from capital appreciation and/or investment income. Therefore, investments of Consolidated

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Funds are recorded at fair value and the unrealized appreciation (depreciation) in an investment’s fair value is recognized on a current basis in the Condensed Consolidated Statements of Operations. Additionally, the Consolidated Funds do not consolidate their majority‑owned and controlled investments in portfolio companies. In the preparation of these condensed consolidated financial statements, the Company has retained the specialized accounting guidance for the Consolidated Funds under GAAP.

All of the investments held and CLO loan obligations issued by the Consolidated Funds are presented at their estimated fair values in the Company’s Condensed Consolidated Statements of Financial Condition. The excess of the CLO assets over the CLO liabilities upon consolidation is reflected in the Company’s Condensed Consolidated Statements of Financial Condition as equity appropriated for Consolidated Funds. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non‑controlling interests in Consolidated Funds in the Condensed Consolidated Statements of Operations and equity appropriated for Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. These assumptions and estimates require management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on performance fee revenue and performance fee compensation involve a high degree of judgment and complexity, and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results could differ from these estimates and such differences could be material.

Non‑Controlling Interests in Ares Operating Group Entities

Following the Reorganization, non‑controlling interests in Ares Operating Group entities (collectively, the “Ares Operating Group Units” or “AOG Units”) represent a component of equity and net income attributable to the owners of AOG Units that are not held directly or indirectly by Ares Management, L.P. These interests are adjusted for contributions to and distributions from Ares Operating Group entities during the reporting period and are allocated income from the Ares Operating Group entities based on their historical ownership percentage for the proportional number of days in the reporting period.

For the periods presented prior to the Reorganization, non‑controlling interests in Ares Operating Group entities represent equity interests and net income attributable to various minority non‑control oriented strategic investment partners, which are reflected together with Ares Operating Group entities.

Redeemable Interest in Ares Operating Group Entities

Redeemable interests in Ares Operating Group entities represent a portion of the collective ownership interest in Ares Operating Group Units granted to professionals of the Company in connection with the Company’s acquisition of Indicus Advisors, LLP (“Indicus”) during 2011. This portion of the ownership interest may be redeemed for a cash payment of $20.0 million provided that a portion of such interests are subject to certain conditions relating to continued employment. Income is allocated in proportion to the redeemable interests’ ownership percentage in Ares Operating Group Units.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Income Allocation

Income (loss) before taxes is allocated based on each partner’s average daily ownership of the Ares Operating Group entities for each year presented. The net income attributable to Ares Management, L.P. for the nine months ended September 30, 2015 represents its average daily ownership of 37.86%.

Equity-Method Investments

The Company accounts for its investments held by its operating subsidiary, and in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated funds and strategic investments, using the equity-method of accounting or at fair value pursuant to the fair value option permitted by FASB ASC 825, Financial Instruments.

The fair value option permits the irrevocable fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company elected the fair value option for certain of its equity-method investments. Unrealized appreciation (depreciation) and realized gains (losses) from the Company’s equity-method investments at fair value are included within net change in unrealized appreciation (depreciation) on investments and net realized gain (loss) on investments, respectively, within the Condensed Consolidated Statements of Operations.

When the fair value option is not elected, the carrying value of investments accounted for using equity-method accounting is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreements, less distributions received. The Company evaluates the equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company’s share of the investee’s income and expenses for the Company’s equity-method investments is included within net realized gain (loss) on investments within the Condensed Consolidated Statements of Operations.

Held-to-Maturity Investments

The Company classifies its securities investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are reported as investments and are recorded at amortized cost. On a periodic basis, the Company reviews its held-to-maturity investment portfolio for impairment. If a decline in fair value is deemed to be other-than-temporary, the held-to-maturity investment is written down to its fair value through earnings.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation standards for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Under the new guidance, all legal entities are subject to reevaluation under a revised consolidation model. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940, as amended for registered money market funds. The guidance in ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015; however, early adoption is permitted. The Company has adopted ASU 2015-02 using the modified retrospective approach with an effective adoption date of January 1, 2015. The modified retrospective method did not require the restatement of prior year periods. See “Adoption of ASU 2015-02” previously discussed within this footnote for detailed impact of the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-3, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2015, and early adoption is permitted. The guidance is to be applied on a retrospective basis and accounted for as a change in accounting principle. The Company elected to adopt this guidance during the first quarter of 2015 in its Quarterly Report on Form 10‑Q as of and for the three months ended March 31, 2015 filed with the Securities and Exchange Commission. Accordingly, unamortized bond debt issuance costs as of September 30, 2015 of $5.7 million for the Notes (as defined in Note 8) are reported as a reduction from the carrying amount of the debt obligation in the Condensed Consolidated Statements of Financial Condition. Unamortized bond debt issuance costs of $2.3 million for the Notes as of December 31, 2014, which were previously reported in other assets in the Condensed Consolidated Statements of Financial Condition, have been reclassified as a deduction from the carrying amount of the debt. However, the unamortized debt issuance costs related to the Company’s Credit Facility (as defined in Note 8) of $5.4 million and $5.3 million as of September 30, 2015 and December 31, 2014, respectively, continue to be included in other assets in the Condensed Consolidated Statements of Financial Condition. Additionally, the unamortized debt issuance costs related to the Consolidated Funds’ Credit Facility (as defined in Note 8) was none and $6.3 million as of September 30, 2015 and December 31, 2014, respectively, continue to be included in other assets in the Condensed Consolidated Statements of Financial Condition. The changes represent the change in accounting principle that has been applied to all periods presented for comparability.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Removing these investments from the fair value hierarchy will eliminate diversity in current practice resulting from the way in which investments measured at net asset value per share with future redemption dates are classified and ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share, but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. ASU 2015-07 is effective for public entities for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods and should be applied retrospectively to all periods presented. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application was not permitted.  In August 2015, the FASB issued ASU 2015-15, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is now permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Under the updated guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company continues to evaluate the impact this guidance will have on its condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  The objective of the guidance in ASU 2015-16 is to simplify the accounting for adjustments made to provisional amounts recognized at acquisition in a business combination by requiring an acquirer to recognize adjustments to the provisional amounts during the measurement period in the reporting period in which the amount is determined, which may be the reporting period for the fiscal year after the acquisition. An acquirer also is required to recognize in the same financial reporting period the effect of changes in depreciation, amortization, or other effects on income, if any, as a result of changes to provisional amounts, which would be calculated as if the accounting had been completed at the acquisition date. The guidance should be applied prospectively to adjustments made to provisional amounts that occur after the effective date of the guidance. ASU 2015-15 is effective for public entities for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition of EIF Management, LLC

On January 1, 2015, the Company completed the acquisition of all of the outstanding membership interests of EIF Management, LLC (“EIF”), a Delaware limited liability company, in accordance with the membership interest purchase agreement entered into on October 30, 2014. EIF is an asset manager in the U.S. power and energy assets industry with approximately $4.5 billion of AUM across four commingled funds and six related co‑investment vehicles at September 30, 2015. As a result of the acquisition, the Company expanded into an energy infrastructure equity strategy focused on generating long‑term, cash‑flowing investments in the power generation, transmission and midstream energy sector. EIF is presented within the Company’s Private Equity Group segment.

The acquisition‑date fair value of the consideration transferred totaled $149.2 million, which consisted of the following:

Cash	$64,532
Equity (1,578,947 Ares Operating Group units)	25,468
Contingent consideration	59,171
Total	$149,171

The acquisition‑date fair value of $25.5 million for the 1,578,947 Ares Operating Group Units issued was determined based on the volume weighted average price of Ares common units on the New York Stock Exchange from October 17, 2014 to November 13, 2014.

The transaction also included contingent consideration that is payable to EIF’s former membership interest holders if Ares successfully launches a new fund (“Fund V”) that meets certain revenue and fee paying commitment targets during Fund V’s commitment period.

The fair value of the liability for contingent consideration as of the acquisition date was $78.0 million and is subject to change until the liability is settled with the related impact recorded to our condensed consolidated statements of

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

operations as acquisition‑related and other expenses. Contingent consideration includes (i) cash and equity consideration, with fair value estimated to be approximately $59.2 million, that are not subjected to vesting or are fully vested and will be recorded as purchase price and (ii) equity consideration, with fair value estimated to be approximately $18.8 million, that will generally vest ratably over a period of two to five years after Fund V’s final closing and will be recorded as equity‑based compensation. Up to half of the Ares Operating Group Units that have been issued are exchangeable from and after July 1, 2015 and all of the Ares Operating Group Units that have been issued are exchangeable in the transaction from and after January 2, 2016, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications, or, at the Company’s option, for cash.

The fair value of the contingent consideration was estimated using an income approach, specifically a probability‑weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level III measurement as defined in ASC 820. The key assumptions in applying the discounted cash flow model are as follows: discount rate of 4.1% estimated based on the short‑term, pre‑tax cost of debt and probability adjusted revenues between $16.9 million and $45.0 million.

The following is a summary of the fair values of assets acquired and liabilities assumed for the EIF acquisition as of January 1, 2015, based upon third‑party valuations of certain intangible assets. The valuations are provisional and are subject to change. Additionally, the Company evaluated three leases assumed in connection with the EIF acquisition as of January 1, 2015. Based upon the existing terms of the acquired leases, the Company determined that the lease payments are at current market conditions. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$95
Other tangible assets	610
Intangible assets:
Management contracts	48,521
Client relationships	38,600
Trade name	3,200
Total intangible assets	90,321
Total identifiable assets acquired	91,026
Accounts payable, accrued expenses and other liabilities	455
Total liabilities assumed	455
Net identifiable assets acquired	90,571
Goodwill:
Assembled workforce	8,300
Others	50,300
Total goodwill	58,600
Net assets acquired	$149,171

The Company incurred $3.3 million of acquisition‑related costs, which are expensed as incurred and reported within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

The carrying value of goodwill was $58.6 million as of September 30, 2015 and is entirely allocated to the Private Equity Group segment. The goodwill to be recognized is attributable primarily to expected synergies and the assembled workforce of EIF.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The $90.3 million acquired intangible assets are assigned to finite‑lived intangible assets as follows:

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

In connection with certain business combinations and asset acquisitions, the Company records the fair value of intangible assets acquired and, when necessary, goodwill.

Goodwill and Intangible Assets

The following table summarizes the carrying value for the Company’s intangible assets:

	As of	As of
	September 30,	December 31,
	2015	2014
Finite-lived intangible assets	$204,121	$114,102
Less accumulated amortization	(110,504)	(73,154)
Finite-lived intangible assets, net	93,617	40,948
Goodwill	144,123	85,582
Total intangible assets and goodwill, net	$237,740	$126,530

There was no impairment of goodwill recorded as of September 30, 2015 and December 31, 2014.

Finite‑Lived Intangible Assets, Net

Intangible assets, net represents the fair value in excess of carrying value related to the acquisition of management contracts, client relationships and a trade name, and the future benefits of managing new assets for existing clients.

The following table summarizes the carrying value, net of accumulated amortization, for the Company’s intangible assets:

	As of	As of
	September 30,	December 31,
	2015	2014
Previously acquired management contracts (1)	$113,800	$114,102
EIF management contracts	48,521	—
EIF client relationships	38,600	—
EIF trade name	3,200	—
Total intangible assets acquired	204,121	114,102
Less: accumulated amortization	(110,504)	(73,154)
Intangible assets, net	$93,617	$40,948

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

(1)	Intangibles relating to London based asset manager are recorded in Pounds Sterling and are translated at the spot rate at each reporting date.

Amortization expense associated with intangible assets was $9.1 million and $6.1 million for the three months ended September 30, 2015 and 2014, respectively, and $37.6 million and $21.7 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2015, the Company accelerated amortization expense by $1.0 million and $7.0 million, respectively, to remove the remaining carrying value of certain management contracts within the Real Estate Group and Tradable Credit Group that are being terminated. For the nine months ended September 30, 2014, the Company accelerated amortization expense by $3.9 million, to remove the remaining carrying value of certain management contracts within the Tradable Credit Group that had terminated.

4. INVESTMENTS

Investments of the Company

The Company’s investments are comprised of equity-method investments, held to maturity investments and investments presented at fair value in accordance with the investment company guidance.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Fair Value Investments

The Company’s fair value investments are presented below:

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Private Investment Partnership Interests:
AREA European Property Enhancement Program L.P.	$2,134	$1,760	0.5%	1.0%
AREA Sponsor Holdings LLC	43,951	40,296	10.8%	23.6%
AREG AC Makena LLC (3)	973	—	0.2%	—
AREOF VI Blocker, LLC	754	—	0.2%	—
Ares Cactus Private Asset Backed Fund, L.P.	91	—	0.0%	—
ACE II Master Fund, L.P. (1)	22,273	15,623	5.5%	9.2%
Ares Centre Street Partnership, L.P.	6,876	256	1.7%	0.2%
Ares Commercial Finance Blocker (A), Inc.	104	—	0.0%	—
Ares Corporate Opportunities Fund, L.P. (2)	869	777	0.2%	0.5%
Ares Corporate Opportunities Fund II, L.P. (4)	10,296	—	2.5%	—
Ares Corporate Opportunities Fund III, L.P. (4)	103,375	—	25.4%	—
Ares Corporate Opportunities Fund IV, L.P.	29,301	21,836	7.2%	12.8%
Ares Credit Strategies Fund II, L.P.	606	627	0.1%	0.4%
Ares Credit Strategies Fund III, L.P.	19	19	0.0%	0.0%
Ares Enhanced Credit Opportunities Fund, L.P. (4)	27,503	—	6.8%	—
Ares European Credit Strategies Fund (C) L.P. (1)	547	497	0.1%	0.3%
Ares European Loan Opportunities Fund, L.P. (1)(3)	2,021	—	0.5%	—
Ares European Real Estate Fund IV L.P.	1,236	2,455	0.3%	1.4%
Ares ICOF II Master Fund, L.P. (4)	2,294	—	0.6%	—
Ares Mezzanine Partners, L.P. (4)	829	—	0.2%	—
Ares Multi-Strategy Credit Fund V (H), L.P.	1,067	1,068	0.3%	0.6%
Ares Special Situations Fund I-B, L.P.	1	2	0.0%	0.0%
Ares Special Situations Fund III, L.P.	24,224	26,867	5.9%	15.8%
Ares Special Situations Fund IV, L.P. (3)	10,412	—	2.6%	—
Ares SSF Riopelle, L.P.	3,644	4,211	0.9%	2.5%
Ares Strategic Investment Partners, L.P.	2,443	75	0.6%	0.0%
Ares Strategic Investment Partners III, L.P.	—	2,672	—	1.6%
Ares Strategic Real Estate Program – HHC, LLC	3,983	3,094	1.0%	1.8%
Ares US Real Estate Fund VIII, L.P. (3)	4,485	1,574	1.1%	0.9%
Resolution Life L.P.	45,348	45,348	11.1%	26.6%
Total private investment partnership interests (cost: $268,909 and $128,756 at September 30, 2015 and December 31, 2014, respectively)	351,659	169,057	86.3%	99.2%
Collateralized Loan Obligations Interests(4):
Ares European CLO III B.V. - Class F Subordinated Notes	1,159	—	0.3%	—
Ares European CLO VII B.V. - Subordinated Notes	1,598	—	0.4%	—
Ares IIIR/IVR CLO Ltd. - Subordinated Notes	361	—	0.1%	—
Ares XII CLO Ltd. - Subordinated Notes	1,121	—	0.3%	—
Ares XXIII CLO Ltd. - Subordinated Notes	2,423	—	0.6%	—
Ares XXV CLO Ltd. - Subordinated Notes	1,704	—	0.4%	—
Ares XXIX CLO Ltd. - Subordinated Notes	2,610	—	0.6%	—
Ares XXX CLO Ltd. - Subordinated Notes	2,134	—	0.5%	—
Ares XXXIV CLO Ltd. - Class A Notes	24,665	—	6.1%	—
Ares XXXIV CLO Ltd. - Class B Notes	5,142	—	1.3%	—
Ares XXXIV CLO Ltd. - Class C Notes	3,169	—	0.8%	—
Ares XXXIV CLO Ltd. - Class D Notes	2,057	—	0.5%	—
Ares XXXIV CLO Ltd. - Class E-1 Notes	575	—	0.1%	—
Ares XXXIV CLO Ltd. - Class E-2 Notes	964	—	0.2%	—
Ares XXXIV CLO Ltd. - Class F Notes	506	—	0.1%	—
Ares XXXIV CLO Ltd. - Subordinated Notes	2,673	—	0.7%	—
Ares XXXV CLO Ltd. - Subordinated Notes	1,696	—	0.4%	—
Total collateralized loan obligations (cost: $55,267 and $0 at September 30, 2015 and December 31, 2014, respectively)	54,557	—	13.4%	—
Common Stock:
Ares Dynamic Credit Allocation Fund, Inc.	83	89	0.0%	0.1%
Total common stock (cost: $114 and $108 at September 30, 2015 and December 31, 2014, respectively)	83	89	0.0%	0.1%
Corporate Bonds:
Ares Commercial Real Estate Corporation Convertible Senior Notes	1,140	1,178	0.3%	0.7%
Total corporate bond (cost: $1,150 at September 30, 2015 and December 31, 2014, respectively)	1,140	1,178	0.3%	0.7%
Total fair value investments (cost: $325,440 and $130,014 at September 30, 2015 and December 31, 2014, respectively)	$407,439	$170,324	100.0%	100.0%

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. Dollars at each reporting date

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

(2)	Security represents the sole investment held by ACOF Co-Investors LLC
(3)	Represents underlying security that is held through various legal entities
(4)	Investment not reported at December 31, 2014 as the investment was consolidated in 2014 and reported as part of investments of the Consolidated Funds.

Equity-Method Investments

The Company’s equity-method investments include investments that are not consolidated but in which the Company exerts significant influence. The Company's equity-method investments, including those where the fair value option was elected, are summarized below:

	As of September 30,	As of December 31,
	2015	2014
Equity-method investment	$4,200	$3,728
Equity-method investment at fair value	11,000	-
Total equity-method investment	$15,200	$3,728

Held-to-Maturity Investments

A summary of the cost and fair value of investments classified as held-to-maturity investments is as follows:

	As of September 30, 2015
		Unrealized
		gains	Fair
	Cost	(losses), net	value
Ares European CLO VII B.V. - Class A Notes	$13,511	$(38)	$13,473
Ares European CLO VII B.V. - Class B Notes	1,132	(30)	1,102
Ares European CLO VII B.V. - Class C Notes	788	(39)	749
Ares European CLO VII B.V. - Class D Notes	1,491	(39)	1,452
Ares European CLO VII B.V. - Class E Notes	580	(63)	517
Total held-to-maturity investments	$17,502	$(209)	$17,293

There were no sales of held-to-maturity investments during the nine months ended September 30, 2015, and the year ended December 31, 2014. At December 31, 2014 held-to-maturity investments were not presented within the Condensed Consolidated Statements of Financial Condition as these investments were consolidated in 2014 and reported as part of investments of the Consolidated Funds.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Contractual maturities of held-to-maturity investments at September 30, 2015, are as follows:

	Cost	Fair value
Due less than one year	$—	$—
Due 1-5 years	—	—
Due 5-10 years	—	—
Due after 10 years	17,502	17,293
Total held-to-maturity investments	$17,502	$17,293

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
United States:
Fixed income securities:
Consumer discretionary	$416,654	$3,136,899	15.0%	16.3%
Consumer staples	40,724	221,708	1.5%	1.2%
Energy	41,050	416,861	1.5%	2.2%
Financials	65,039	401,673	2.3%	2.1%
Healthcare, education and childcare	158,569	1,191,619	5.7%	6.2%
Industrials	177,013	1,717,523	6.4%	9.0%
Information technology	156,223	745,920	5.6%	3.9%
Materials	97,256	393,569	3.5%	2.1%
Partnership and LLC interests	98,980	16,256	3.6%	0.1%
Telecommunication services	199,084	1,287,688	7.1%	6.7%
Utilities	13,200	223,553	0.5%	1.2%
Total fixed income securities (cost: $1,390,785 and $9,928,006, at September 30, 2015 and December 31, 2014, respectively)	1,463,792	9,753,269	52.7%	51.0%
Equity securities:
Consumer discretionary	1,778	2,852,369	0.1%	14.9%
Consumer staples	—	443,711	—%	2.3%
Energy	150,000	150,755	5.4%	0.8%
Financials	—	8,272	—%	0.0%
Healthcare, education and childcare	—	464,159	—%	2.4%
Industrials	36	128,247	0.0%	0.7%
Partnership and LLC interests	—	89,105	—%	0.5%
Telecommunication services	1,088	16,576	0.0%	0.1%
Total equity securities (cost: $157,370 and $2,964,900 at September 30, 2015 and December 31, 2014, respectively)	$152,902	$4,153,194	5.5%	21.7%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Europe:
Fixed income securities:
Consumer discretionary	$245,515	$1,080,270	8.8%	5.6%
Consumer staples	54,171	126,766	1.9%	0.7%
Energy	—	16,509	—	0.1%
Financials	33,751	345,811	1.2%	1.8%
Healthcare, education and childcare	110,096	303,116	4.0%	1.6%
Industrials	120,608	526,214	4.3%	2.8%
Information technology	35,534	130,504	1.3%	0.7%
Materials	101,403	326,659	3.6%	1.7%
Telecommunication services	148,170	833,015	5.3%	4.4%
Utilities	—	2,516	—	0.0%
Total fixed income securities (cost: $905,505 and $3,813,343 at September 30, 2015 and December 31, 2014, respectively)	849,248	3,691,380	30.4%	19.4%
Equity securities:
Consumer discretionary	6,053	2,940	0.2%	0.0%
Consumer staples	1,232	862	0.0%	0.0%
Healthcare, education and childcare	38,262	27,774	1.4%	0.1%
Industrials	—	76	—	0.0%
Partnership and LLC interests	—	17,107	—	0.1%
Telecommunication services	212	4,686	0.0%	0.0%
Total equity securities (cost: $81,335 and $98,913 at September 30, 2015 and December 31, 2014, respectively)	45,759	53,445	1.6%	0.2%
Asia and other:
Fixed income securities:
Consumer discretionary	18,413	73,250	0.7%	0.4%
Financials	—	493,618	—	2.6%
Healthcare, education and childcare	28,827	41,536	1.0%	0.2%
Telecommunication services	9,714	30,777	0.3%	0.2%
Total fixed income securities (cost: $46,409 and $579,436 at September 30, 2015 and December 31, 2014, respectively)	56,954	639,181	2.0%	3.4%
Equity securities:
Consumer discretionary	34,285	89,897	1.2%	0.5%
Consumer staples	54,274	62,467	1.9%	0.3%
Healthcare, education and childcare	32,598	33,610	1.2%	0.2%
Industrials	12,891	—	0.5%	—
Materials	—	52,947	—%	0.3%
Partnership and LLC interests	—	13,478	—%	0.1%
Utilities	7,719	8,994	0.3%	0.0%
Total equity securities (cost: $123,790 and $184,022 at September 30, 2015 and December 31, 2014, respectively)	$141,767	$261,393	5.1%	1.4%

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Canada:
Fixed income securities:
Consumer discretionary	$846	$71,379	0.0%	0.4%
Consumer staples	1,130	—	0.0%	—
Energy	7,625	60,605	0.3%	0.3%
Healthcare, education and childcare	15,746	84,470	0.6%	0.4%
Industrials	519	30,009	0.0%	0.2%
Materials	—	5,625	—%	0.0%
Partnership and LLC interests	—	1,327	—%	0.0%
Telecommunication services	6,700	109,805	0.2%	0.6%
Total fixed income securities (cost: $33,088 and $396,108 at September 30, 2015 and December 31, 2014, respectively)	32,566	363,220	1.1%	1.9%
Equity securities:
Energy	—	—	—	—
Total equity securities (cost: $0 and $68,249 at September 30, 2015 and December 31, 2014, respectively)	—	—	—	—
Australia:
Fixed income securities:
Energy	12,792	66,150	0.5%	0.3%
Industrials	4,047	32,146	0.1%	0.2%
Utilities	16,243	94,738	0.6%	0.5%
Total fixed income securities (cost: $39,629 and $213,759 at September 30, 2015 and December 31, 2014, respectively)	33,082	193,034	1.2%	1.0%
Equity Securities:
Telecommunication services	4,260	7,547	0.2%	0.0%
Utilities	5,425	8,287	0.2%	0.0%
Total equity securities (cost: $20,464 and $22,233 at September 30, 2015 and December 31, 2014, respectively)	9,685	15,834	0.4%	0.0%
Total fixed income securities	2,435,642	14,640,084	87.4%	76.7%
Total equity securities	350,113	4,483,866	12.6%	23.3%
Total investments, at fair value	$2,785,753	$19,123,950	100.0%	100.0%
Securities sold short, at fair value	$—	$(3,763)	100.0%	100.0%

At September 30, 2015, one of the Company’s equity securities investments, which is in the energy sector, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total consolidated net assets. At December 31, 2014, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total consolidated net assets.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

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
•

Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include prices in markets for which there are few transactions, prices that are not current, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

•

Level III—Model‑derived valuations for which one or more significant inputs are unobservable. These inputs reflect the Company’s assessment of the assumptions that market participants use to value the investment based on the best available information.

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period.

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

The fair value of CLO liabilities is estimated based on various valuation models of third‑party pricing services as well as internal models. The valuation models generally utilize discounted cash flows and take into consideration prepayment and loss assumptions, based on historical experience and projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity. These securities are classified as Level III.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

the Company will attempt to obtain one or more broker quotes directly from a dealer, price such securities at the last bid price obtained and classify such securities as Level III.

Equity and equity‑related securities:  Securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. Securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II.

Partnership interests:  In accordance with ASU 2009‑12,  Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), the Company generally values its investments using the net asset value (“NAV”) per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value or estimates based on various valuation models of third‑party pricing services, as well as internal models. Such valuations are classified as Level II to the extent the investments are currently redeemable; if the investments are subject to a lock‑up period, they are classified as Level III.

Certain investments of the Company and the Consolidated Funds are valued at NAV per share of the fund. In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with GAAP. However, as of September 30, 2015 and December 31, 2014, the Company believes that NAV per share represents the fair value of the investments.

The substantial majority of the Company’s private commingled funds are closed‑ended, and accordingly, do not permit investors to redeem their interests other than in limited circumstances that are beyond the control of the Company, such as instances in which retaining the interest could cause the investor to violate a law, regulation or rule. Investors in open‑ended and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective constituent documents, over periods ranging from one month to three years. In addition, separately managed investment vehicles for a single fund investor may allow such investors to terminate the fund at the discretion of the investor pursuant to the terms of the applicable constituent documents of such vehicle.

In the absence of observable market prices, the Company values Level III investments using consistent valuation methodologies, typically market‑ or income‑based approaches. The main inputs into the Company’s valuation model for Level III securities include earnings multiples (based on the historical earnings of the issuer) and discounted cash flows. The Company may also consider original transaction price, recent transactions in the same or similar instruments, completed third‑party transactions in comparable instruments and other liquidity, credit and market risk factors. The quarterly valuation process for Level III investments begins with each investment or loan being valued by the investment or valuation teams. The valuations are then reviewed and approved by the valuation committee, which consists of senior members of the investment team and other senior managers. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted. In connection with this process, the Company evaluates changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions and factors specific to the investment.

Certain Level III assets are valued using prices obtained from brokers or pricing vendors. The Company obtains an average of one to two non‑binding broker quotes. The Company seeks to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for each security or similar securities. For investments where more than one quote is received, the investments are classified as Level II. For investments where only one quote

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

is received, the investments are classified as Level III as the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment‑specific factors or restrictions. Generally, the Company does not adjust any of the prices received from these sources but material prices are reviewed against the Company’s valuation models with a limited exception for securities that are deemed to have no value. The Company evaluates the prices obtained from brokers and pricing vendors based on available market information, including trading activity of the subject or similar securities or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company may also perform back‑testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions to validate pricing discrepancies. In addition to on‑going monitoring and back‑testing, the Company performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process and to ensure compliance with required accounting disclosures.

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The tables below summarize the valuation of investments and other financial instruments by fair value hierarchy levels for the Company and Consolidated Funds as of September 30, 2015:

Investments and Derivatives of the Company

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$83	$—	$—	$83
Bonds	—	1,140	—	1,140
Partnership interests	—	—	362,659	362,659
Collateralized loan obligations	—	—	54,557	54,557
Total investments, at fair value	83	1,140	417,216	418,439
Derivative assets, at fair value
Forward foreign currency contracts	—	520	—	520
Total derivative assets, at fair value	—	520	—	520
Total	$83	$1,660	$417,216	$418,959
Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(1,164)	$—	$(1,164)
Interest rate contracts	—	(638)	—	(638)
Total derivative liabilities, at fair value	$—	$(1,802)	$—	$(1,802)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments and Derivatives of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$52,839	$13,356	$283,883	$350,078
Bonds	—	139,597	112,627	252,224
Loans	—	1,974,718	100,111	2,074,829
Collateralized loan obligations	—	—	9,606	9,606
Partnership interests	—	—	98,980	98,980
Other	—	—	36	36
Total investments, at fair value	52,839	2,127,671	605,243	2,785,753
Derivative assets, at fair value
Foreign exchange contracts	—	832	—	832
Total derivative assets, at fair value	—	832	—	832
Total	$52,839	$2,128,503	$605,243	$2,786,585
Derivative liabilities, at fair value
Other	$—	$—	$(9,508)	$(9,508)
Total derivative liabilities, at fair value	—	—	(9,508)	(9,508)
Loan obligations of CLOs	—	—	(2,221,144)	(2,221,144)
Total	$—	$—	$(2,230,652)	$(2,230,652)

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments and Derivatives of Consolidated Funds

	Level I	Level II	Level III	Total
Investments, at fair value
Equity securities	$590,095	$513,771	$3,263,311	$4,367,177
Bonds	—	1,113,103	565,634	1,678,737
Loans	—	11,312,518	1,070,494	12,383,012
Collateralized loan obligations	—	—	556,267	556,267
Partnership interests	—	—	137,272	137,272
Other	—	336	1,149	1,485
Total investments, at fair value	590,095	12,939,728	5,594,127	19,123,950
Derivative assets, at fair value
Foreign exchange contracts	—	2,070	—	2,070
Other	—	1,056	—	1,056
Total derivative assets, at fair value	—	3,126	—	3,126
Total	$590,095	$12,942,854	$5,594,127	$19,127,076
Derivative liabilities, at fair value
Forward foreign currency contracts	$—	$(6,906)	$—	$(6,906)
Credit contracts	—	(13,263)	—	(13,263)
Interest rate swaps	—	(21)	—	(21)
Other	—	—	(22,142)	(22,142)
Total derivative liabilities, at fair value	—	(20,190)	(22,142)	(42,332)
Loan obligations of CLOs (1)	—	—	(12,049,019)	(12,049,019)
Securities sold short, at fair value	—	(3,763)	—	(3,763)
Total	$—	$(23,953)	$(12,071,161)	$(12,095,114)

(1)

Ares Enhanced Loan Investment Strategy II, Ltd. (“AELIS II”) had not elected to fair value its loan obligation and was therefore carried at cost of $151 through December 31, 2014, after which AELIS II was deconsolidated.

The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended September 30, 2015:

Investments and Derivatives of the Company

	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$15,463	$360,387	$375,850
Purchases(1)	42,084	13,002	55,086
Sales(2)	(944)	(3,039)	(3,983)
Realized and unrealized appreciation (depreciation), net	(2,046)	(7,691)	(9,737)
Balance, end of period	$54,557	$362,659	$417,216
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$(2,513)	$(6,045)	$(8,558)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments and Derivatives of Consolidated Funds

				Other
			Partnership	Financial
	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$175,975	$268,967	$99,372	$(13,628)	$530,686
Transfer in	—	54,488	—	—	54,488
Transfer out	—	(90,643)	—	—	(90,643)
Purchases(1)	165,897	13,246	—	—	179,143
Sales(2)	(53,327)	(24,748)	—	237	(77,838)
Accrued discounts/premiums	—	778	—	250	1,028
Realized and unrealized appreciation (depreciation), net	(4,662)	256	(392)	3,669	(1,129)
Balance, end of period	$283,883	$222,344	$98,980	$(9,472)	$595,735
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$(507)	(3,393)	$—	3,574	$(326)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include paid‑in‑kind interest, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended September 30, 2014:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$137,185
Transfer in	8,326
Purchases(1)	12,650
Sales(2)	21,937
Realized and unrealized appreciation (depreciation), net	(25,794)
Balance, end of period	$154,304
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$709

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments and Derivatives of Consolidated Funds

				Other
			Partnership	Financial
	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$3,385,380	$1,948,826	$47,327	$(13,202)	$5,368,331
Transfer in	5,850	286,663	10,387	—	302,900
Transfer out	(265,323)	(361,316)	(9,434)	—	(636,073)
Purchases(1)	32,369	285,935	44,526	11,631	374,461
Sales(2)	(3,383)	(201,384)	(298)	(5,314)	(210,379)
Accrued discounts/premiums	4,153	5,142	—	—	9,295
Realized and unrealized appreciation (depreciation), net	(5,133)	(37,863)	6,341	(6,187)	(42,842)
Balance, end of period	$3,153,913	$1,926,003	$98,849	$(13,072)	$5,165,693
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$(4,419)	$(22,500)	$6,340	$(13,770)	$(34,349)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include paid‑in‑kind interest, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III investments for the nine months ended September 30, 2015:

Investments and Derivatives of the Company

	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$169,057	$169,057
Deconsolidation of funds(3)	17,815	147,707	165,522
Purchases(1)	47,084	62,760	109,844
Sales(2)	(7,203)	(23,105)	(30,308)
Realized and unrealized appreciation (depreciation), net	(3,140)	6,241	3,101
Balance, end of period	$54,557	$362,659	$417,216
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$(4,301)	$4,325	$24

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments and Derivatives of Consolidated Funds

				Other
		Fixed	Partnership	Financial
	Equity Securities	Income	Interests	Instruments	Total
Balance, beginning of period	$3,263,311	$2,192,395	$137,272	$(20,993)	$5,571,985
Deconsolidation of funds(3)	(3,080,402)	(1,897,304)	(137,272)	12,980	(5,101,998)
Transfer in	—	20,833	—	—	20,833
Transfer out	(17,281)	(83,953)	—	—	(101,234)
Purchases(1)	165,893	64,364	99,372	—	329,629
Sales(2)	(53,719)	(65,187)	—	2,351	(116,555)
Accrued discounts/premiums	—	483	—	(250)	233
Realized and unrealized appreciation (depreciation), net	6,081	(9,287)	(392)	(3,560)	(7,158)
Balance, end of period	$283,883	$222,344	$98,980	$(9,472)	$595,735
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$812	$(10,082)	$1	$(3,446)	$(12,715)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include paid‑in‑kind interest, principal redemptions and securities disposed of in connection with restructurings.
(3)	Represents investments in Consolidated Funds that were deconsolidated during the period. Balance was previously eliminated upon consolidation and not reported as Level III investment.

The following tables set forth a summary of changes in the fair value of the Level III investments for the nine months ended September 30, 2014:

Investments and Derivatives of the Company

Partnership Interests
Balance, beginning of period	$88,177
Investment in deconsolidated fund(3)	9,951
Transfer in	8,326
Purchases(1)	79,646
Sales(2)	(44,400)
Realized and unrealized appreciation (depreciation), net	12,604
Balance, end of period	$154,304
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$10,546

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments and Derivatives of Consolidated Funds

				Other
			Partnership	Financial
	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$2,958,232	$3,627,153	$41,001	$(1,348)	$6,625,038
Deconsolidation of funds (3)	(140)	(378,397)	8,292	—	(370,245)
Transfer in	—	169,383	—	48	169,431
Transfer out	(310,821)	(246,073)	(8,326)	—	(565,220)
Purchases(1)	544,997	46,177	49,172	22,582	662,928
Sales(2)	(178,526)	(1,282,240)	(366)	(19,740)	(1,480,872)
Accrued discounts/premiums	5,607	14,061	—	1	19,669
Realized and unrealized appreciation (depreciation), net	134,564	(24,061)	9,076	(14,615)	104,964
Balance, end of period	$3,153,913	$1,926,003	$98,849	$(13,072)	$5,165,693
Changes in unrealized appreciation (depreciation) included in earnings related to financial assets still held at the reporting date	$163,305	$(3,791)	$8,402	$(19,283)	$148,633

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include paid-in-kind interest, principal redemptions and securities disposed of in connection with restructurings.
(3)	Represents investments in Consolidated Funds that were deconsolidated during the period. Balance was previously eliminated upon consolidation and not reported as Level III investment.

Total realized and unrealized appreciation (depreciation) recorded for the Company’s Level III investments are included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments in the Condensed Consolidated Statements of Operations, respectively.

Total realized and unrealized appreciation (depreciation) recorded for the Consolidated Funds’ Level III investments are included in net realized gain (loss) on investments of Consolidated Funds and net change in unrealized appreciation (depreciation) on investments of Consolidated Funds in the Condensed Consolidated Statements of Operations, respectively.

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the nine months ended September 30, 2015, there are no transfers between Level I and Level II.  For the nine months ended September 30, 2014 transfers from Level I to Level II included $15.4 million due to the receipt of restricted common stock in exchange for an exchange‑traded common equity investment upon the exercise of warrants and to transfers from Level II to Level I included $13.7 million due to the removal of a restriction on the same security.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table sets forth a summary of changes in the fair value of the Level III investments for the CLO loan obligations for the nine months ended September 30, 2015 and 2014:

	For the nine months ended
	September 30,
	2015	2014
Balance, beginning of period (1)	$12,049,019	$11,534,956
Deconsolidation of funds	(10,264,884)	2,524,312
Borrowings	602,077	87,140
Paydowns (2)	(61,842)	(1,694,089)
Realized and unrealized gains, net	(103,226)	(448,522)
Balance, end of period	$2,221,144	$12,003,797

(1)	Ares Enhanced Loan Investment Strategy II, Ltd. has not elected to fair value its loan obligation. Therefore, it is carried at cost of $151.
(2)	Amounts include distributions made to subordinated note equity holders.

The following tables summarize the quantitative inputs and assumptions used for the Company’s Level III inputs as of September 30, 2015:

	Fair		Unobservable
Investments	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$306,311	NAV	N/A	N/A
Partnership interests	11,000	Recent Transaction Price (1)	N/A	N/A
Partnership interests	45,348	Discounted Cash Flow	Discount Rate	10%
Collateralized loan obligations	52,861	Broker quotes and/or 3rd party pricing services	N/A	N/A
Collateralized loan obligations	1,696	Recent Transaction Price (1)	N/A	N/A
Total	$417,216

(1)

Recent transaction price consists of securities purchased or restructured within the last nine months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs as of September 30, 2015:

					Weighted
Investments	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Average
Assets
Equity securities
Consumer discretionary	$6,053	EV market multiple analysis	EBITDA multiple	7.1x - 10.4x	8.8x
	1,778	Other	Liquidity discounts	15.0%	15.0%
Consumer staples	1,232	EV market multiple analysis	EBITDA multiple	7.9x	7.9x
	41,068	Market approach (comparable companies)	Net income multiple	11.0x	11.0x
		Other	Liquidity discounts	25.0%	25.0%
Energy	150,000	Recent transaction price (1)	N/A	N/A	N/A
Healthcare, education, and childcare	38,263	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	3.7x
	32,598	Market approach (comparable companies)	Net income multiple	35.0x	35.0x
Industrials	12,891	Recent transaction price (1)	N/A	N/A	N/A
Partnership and LLC interests	98,980	Discounted cash flow	Discount rate	14.0%	14.0%
Fixed Income securities
Consumer discretionary	36,474	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	20,459	EV market multiple analysis	EBITDA multiple	9.2x - 11.0x	9.7x
	7,196	Income approach (other)	Yield	2.5% - 12.0%	8.9%
	2,233	Recent transaction price (1)	N/A	N/A	N/A
Consumer staples	1,623	Market approach (comparable companies)	EBITDA multiple	7.5x	7.5x
Energy	10,243	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Financials	9,606	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	1,133	Income approach (other)	Collection rates	1.2x	1.2x
	960	Income approach (other)	Constant prepayment rate	5.0%	5.0%
			Constant default rate	12.6%	12.6%
			Recovery rate	—%	—%
Healthcare, education, and childcare	5,220	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,404	EV market multiple analysis	EBITDA multiple	1.6x	1.6x
	65,853	Income approach (other)	Yield	3.3% - 13.0%	8.1%
Industrials	23,077	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	16,920	Income approach (other)	Yield	13.3%	13.3%
Materials	15,943	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other
Industrials	36	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$605,243
Liabilities
Loans payable of Consolidated Funds:
Fixed income	$2,172,431	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	48,713	Discounted cash flow	Discount rate	16.6% - 18.0%	17.2%
			Constant prepayment rate	0.0% - 50.0%	22.3%
			Constant default rate	2.0%	2.0%
			Recovery rate	20.0% - 80.0%	73.9%
Derivatives instruments of Consolidated Funds	9,508	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total liabilities	$2,230,652

(1)

Recent transaction price consists of securities purchased or restructured within the last nine months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

The following tables summarize the quantitative inputs and assumptions used for the Company’s Level III inputs as of December 31, 2014:

	Fair		Unobservable
Investments	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$123,709	NAV	N/A	N/A
Partnership interests	45,348	Recent Transaction Price (1)	N/A	N/A
Total	$169,057

(1)

Recent transaction price consists of securities purchased or restructured within the last nine months.  The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Consolidated Funds’ Level III inputs as of December 31, 2014:

	Fair				Weighted
Investments	Value	Valuation Technique(s)	Unobservable Input(s)	Range	Average
Assets
Equity securities
Consumer discretionary	$2,940	EV market multiple analysis	EBITDA multiple	9.4x	9.4x
	208,498	Market approach (comparable companies)	Book value multiple	1.7x - 2.0x	1.9x
	2,121,864	Market approach (comparable companies)	EBITDA multiple	7.5x - 15.0x	10.7x
	979	Other	Future distribution estimates	18.7x	18.7x
	5,140	Other	Illiquidity discount	15.0%	15.0%
Consumer staples	862	EV market multiple analysis	EBITDA multiple	7.9x	7.9x
	10,349	Market approach (comparable companies)	EBITDA multiple	7.0x	7.0x
	44,553	Market approach (comparable companies)	Net income multiple	11.0x	11.0x
		Market approach (comparable companies)	Liquidity discounts	30.0%	30.0%
Energy	136,045	Discounted cash flow	Discount rate	9.0%	9.0%
			EBITDA multiple	7.5x	7.5x
Financials	8,272	EV market multiple analysis	EBITDA multiple	10.5x	10.5x
Healthcare, education, and childcare	27,774	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	5.4x
	463,075	Market approach (comparable companies)	EBITDA multiple	8.0x - 13.0x	11.2x
	33,610	Market approach (comparable companies)	Net income multiple	35.0x	35.05x
Industrials	76	Recent transaction price(1)	N/A	N/A	N/A
	128,182	Market approach (comparable companies)	EBITDA multiple	8.0x - 12.0x	9.8x
Materials	52,947	Market approach (comparable companies)	Net income multiple	9.0x	9.0x
Telecommunication services	331	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	533	EV market multiple analysis	EBITDA multiple	10.0x	10.0x
Utilities	17,281	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Fixed income securities
Consumer discretionary	256,994	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	18,205	EV market multiple analysis	EBITDA multiple	9.0x - 11.0x	9.3x
	69,418	Income approach - (other)	Yield	2.5% - 18.7%	12.8%
	120,658	Market approach (comparable companies)	Book value multiple	1.7x - 2.0x	1.9x
	15,400	Market approach (comparable companies)	EBITDA multiple	7.5x	7.5x
	5,923	Recent transaction price(1)	N/A	N/A	N/A
Consumer staples	540	Discounted cash flow	Discount rate	20%	20%
	776	Market approach (comparable companies)	EBITDA multiple	6.5x	6.5x
	28,965	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Energy	33,687	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Financials	470,417	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	8,551	Discounted cash flow	Discount rate	13.3%	13.3%
			Cumulative loss rate	10.0%	10.0%
	85,851	Discounted Cash Flow	Discount rate	11.5%	11.5%
			Constant prepayment rate	0.0% - 50.0%	21.5%
			Constant default rate	2.0% - 10.0%	2.2%
			Recovery rate	10.0% - 80.0%	73.8%
	2,541	Income approach - (other)	Cash flow % of book value	8.7%	8.7%
	224,245	Income approach - (other)	Yield	9.5% - 11.5%	10.5%
Healthcare, education, and childcare	168,371	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	20,104	EV market multiple analysis	EBITDA multiple	1.6x - 7.1x	5.6x
	25,549	Income approach - (other)	Yield	6.0%	6.0%
Industrials	196,725	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	43,614	Income approach - (other)	Yield	2.5% - 13.5%	12.1%
	32,315	Market approach (comparable companies)	EBITDA multiple	9.0x - 12.0x	10.5x
Information technology	137,042	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Materials	212,022	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Telecommunication services	14,482	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Partnership and LLC interests	119,690	NAV	N/A	N/A	N/A
Financials	17,582	Recent transaction price(1)	N/A	N/A	N/A
Other
Healthcare, education, and childcare	1,084	Market approach (comparable companies)	EBITDA multiple	8.8x	8.8x
Industrials	65	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total assets	$5,594,127
Liabilities
Loans payable of Consolidated Funds:
Fixed income	$11,273,923	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	499,305	Recent transaction price(1)	N/A	N/A	N/A
	258,096	Discounted cash flow	Discount rate	11.5%	11.5%
			Constant prepayment rate	0.0% - 50.0%	20.4%
			Constant default rate	2.0% - 10.0%	2.1%
			Recovery rate	10.0% - 80.0%	74.6%
	17,079	Discounted cash flow	Discount margin	300 - 800	482.5
			Constant prepayment rate	0.0% - 50.0%	23.0%
			Constant default rate	2.0% - 10.0%	2.0%
			Recovery rate	10.0% - 80.0%	75.0%
	616	Market approach - (other)	Other	N/A	N/A
Derivatives instruments of Consolidated Funds	22,142	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A

Total liabilities	$12,071,161

(1)

Recent transaction price consists of securities purchased or restructured within the last nine months. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The significant unobservable inputs used in the fair value measurement of the investments in equity securities presented herein include earnings before interest, tax, depreciation and amortization (“EBITDA”), book value and net income multiples. Significant increase (decrease) in EBITDA, book value or net income multiples in isolation would result in a significantly higher (lower) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the investments in fixed income securities presented herein are EBITDA and book value multiples, discount rates, prepayment rates, recovery rates, collection rates and market yields. Significant increases (decreases) in EBITDA and book value multiples and recovery rates in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in prepayment rates and market yields in isolation would result in lower (higher) fair value measurements.

The significant unobservable inputs used in the fair value measurement of the loans payable presented herein are discount rates, default rates, prepayment rates and other. Significant increases (decreases) in discount rates prepayment or default rates in isolation would result in a significantly lower (higher) fair value measurement.

For investments valued using NAV per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restriction of such investments are presented below:

As of September 30, 2015
Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Tradable Credit Group	$73,315	$40,058	(1)(2)(3)
Direct Lending Group	31,643	8,407	(1)(3)
Private Equity Group	143,838	31,466	(1)
Real Estate Group	57,515	45,864	(1)
Totals	$306,311	$125,795

As of December 31, 2014
Strategy	Fair Value	Unfunded Commitments	Redemption Restriction
Tradable Credit Group	$52,001	$7,420	(1)(2)(3)
Direct Lending Group	30,501	26,854	(1)(3)
Private Equity Group	111,719	97,194	(1)
Real Estate Group	49,178	45,239	(1)
Totals	$243,399	$176,707

(1)	Certain funds within these strategies are closed‑ended and generally do not permit investors to redeem their interests. Distributions are received as the underlying investments are liquidated.
(2)

Certain funds within these strategies are open‑ended and subject to a lock‑up period of nine months after the closing date, after which an investor has the right to withdraw its capital. Distributions are received as the underlying investments are liquidated.

(3)

Certain funds within these strategies are separately managed investment vehicles, which may be redeemed only upon dissolution or liquidation of the fund at the discretion of a simple majority of investors. Distributions are received as the underlying investments are liquidated.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

6. LOANS HELD AS INVESTMENTS

Fair Value Disclosure of Financial Instruments Reported at Cost

As of September 30, 2015, in connection with the admission of new investors to a Consolidated Fund and the amendment of governing documents of that Consolidated Fund, including the partnership agreements, the Company changed its investment from an entity classified as an operating company, which held loans held for investments, to an investment directly in an entity classified as a fair value fund. As a result, the loans held for investment are no longer presented separately in the Company’s Statement of Financial Condition.

The following tables present the estimated fair value and carrying value of the Consolidated Funds’ loans held as investments that are carried at cost, less an allowance for loan losses aggregated by the level in the fair value hierarchy as of December 31, 2014:

	Level I	Level II	Level III	Total	Carrying Value
Loans held for investments	$—	$—	$78,895	$78,895	$77,514

A summary of activity in loans held as investments for the nine months ended September 30, 2015 and 2014, is presented below:

For the
Nine Months Ended
September 30, 2015
Balance as of December 31, 2014	$77,514
Loan acquisition and origination	200,398
Allowance for loan losses	(119)
Principal repayment	(192,356)
Amortization of loan origination fees	157
Reclassification to a fair value fund (April 9, 2015)	(85,594)
Balance as of September 30, 2015	$—

For the
Nine Months Ended
September 30, 2014
Balance at acquisition date (June 3, 2014)	$—
Loan acquisition and origination	369,328
Allowance for loan losses	(2,230)
Principal repayment	(289,790)
Balance as of September 30, 2014	$77,308

The Consolidated Fund estimates the fair value of loans held as investments for fair value disclosures primarily using inputs such as the borrower’s financial performance, discounted cash flow projections, interest rates available for

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

borrowers with similar credit metrics, market comparables, if available, and other qualitative and quantitative factors.  A summary of the changes in the allowance for loan losses is presented below:

For the
Nine Months Ended
September 30, 2015
Balance as of December 31, 2014	1,185
Increase in allowance for loan losses	119
Reclassification to a fair value fund (April 9, 2015)	(1,304)
Balance as of September 30, 2015	$—

For the
Nine Months Ended
September 30, 2014
Balance at acquisition date (June 3, 2014)	$—
Increase in allowance for loan losses	2,230
Balance as of September 30, 2014	$2,230

Investment in loan receivables consists of outstanding unpaid principal balance of loans held as investments, net of allowance of loan losses, unamortized loan origination fees and deferred interest on non‑accrual loans. A summary of the loan receivable balance as of December 31, 2014 is presented below:

As of
December 31,
2014
Loan receivables - unpaid principal balance	$79,018
Unamortized loan origination fees	(196)
Deferred interest on non-accrual loans	(123)
Allowance for loan losses	(1,185)
Balance as of December 31, 2014	$77,514

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

By using derivatives, the Company and the Consolidated Funds are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Condensed Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

To the extent the master netting arrangements and other criteria meet the applicable requirements, which includes determining the legal enforceability of the arrangements, the Company may choose to offset the derivative assets and liabilities in the same currency by specific derivative type, or in the event of default by the counterparty, offset derivative assets and liabilities with the same counterparty. The Company generally presents derivative and other financial instruments on a gross basis within the Condensed Consolidated Statements of Financial Condition, with certain instruments subject to enforceable master netting arrangements that could allow for the derivative and other financial instruments to be offset. The Consolidated Funds present derivative and other financial instruments, and any related cash collateral amounts, on both a gross and a net basis. This election is generally determined at management’s discretion on a fund by fund basis. The Company has retained each fund’s presentation upon consolidation.

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

Forward Foreign Currency Contracts

The Company and the Consolidated Funds enter into foreign currency forward exchange contracts to hedge against foreign currency exchange rate risk on certain non‑U.S. dollar denominated cash flow. When entering into a forward currency contract, the Company and the Consolidated Funds agree to receive and/or deliver a fixed quantity of foreign currency for an agreed‑upon price on an agreed‑upon future date. Forward foreign currency contracts involve elements of market risk in excess of the amounts reflected in the Condensed Consolidated Statements of Financial Condition. The Company and the Consolidated Funds bear the risk of an unfavorable change in the foreign exchange rate underlying the forward foreign currency contract. In addition, the potential inability of the counterparties to meet the terms of their contracts poses a risk to the Company and the Consolidated Funds.

Interest Rate Swaps

The Company and the Consolidated Funds enter into interest rate swap contracts to mitigate their interest rate risk exposure to higher floating interest rates. Interest rate swaps represent an agreement between two counterparties to exchange cash flows based on the difference in two interest rates, applied to the notional principal amount for a specified period. The payment flows are generally netted, with the difference being paid by one party to the other. The interest rate swap contracts effectively mitigate the Company and the Consolidated Funds’ exposure to interest rate risk by converting a portion of the Company and the Consolidated Funds’ floating‑rate debt to a fixed‑rate basis.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Credit Default Swaps

The Consolidated Funds enter into credit default swap contracts for investment purposes and to manage credit risk. As a seller in a credit default swap contract, a Consolidated Fund is required to pay the notional or other agreed‑upon value to the counterparty in the event of a default by a third party, either a U.S. or foreign corporate issuer (or an index of U.S. or foreign corporate issuers), on the referenced debt obligation. In return, the Consolidated Fund receives from the counterparty a periodic stream of payments over the term of the contract, provided that no event of default has occurred, and has no payment obligations.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Quantitative Disclosures of Derivative Financial Instruments

The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of September 30, 2015 and December 31, 2014. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis in derivative assets or derivative liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of September 30, 2015
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$638
Foreign exchange contracts	84,967	520	66,696	1,164
Total derivatives, at fair value	$84,967	$520	$316,696	$1,802

	As of September 30, 2015
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$24,122	$832	$—	$—
Other financial instruments	—	—	31,274	9,508
Total derivatives, at fair value	24,122	832	31,274	9,508
Other—equity(2)	2,063	36	—	—
TOTAL	$26,185	$868	$31,274	$9,508

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)

Includes the fair value of warrants and equity distribution rights which are presented within investments, at fair value of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

	As of December 31, 2014
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$847
Foreign exchange contracts	161,890	7,623	102,231	2,003
Total derivatives, at fair value	$161,890	$7,623	$352,231	$2,850

	As of December 31, 2014
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$34,000	$—	$10,000	$21
Credit contracts	—	—	385,296	13,265
Foreign exchange contracts	43,303	2,070	207,577	9,991
Other financial instruments	4,542	1,056	90,302	19,055
Total derivatives, at fair value	81,845	3,126	693,175	42,332
Other—equity(2)	79,551	3,866	—	—
TOTAL	$161,396	$6,992	$693,175	$42,332

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)

Includes the fair value of warrants and equity distribution rights which are presented within investments, at fair value of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables present a summary of net realized gain (loss) and unrealized appreciation (depreciation) on derivative instruments for the three and nine months ended September 30, 2015 and 2014, and the corresponding line item where these changes are presented within the Condensed Consolidated Statements of Operations:

	For the three months ended September 30, 2015
	Interest Rate	Foreign Exchange
The Company	Contracts	Contracts	Total
Net realized gain (loss) on investments
Swaps	$(334)	$—	$(334)
Foreign currency forward contracts	—	520	520
Net realized gain (loss) on investments	$(334)	$520	$186
Net change in unrealized appreciation (depreciation) on investments
Swaps	$182	$—	$182
Foreign currency forward contracts	—	(91)	(91)
Total net change in unrealized appreciation (depreciation) on investments	$182	$(91)	$91

	For the three months ended September 30, 2015
	Foreign
	Exchange
Consolidated Funds	Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Swaps	$—	$(940)	$(940)
Foreign currency forward contracts	1,095	—	1,095
Total net realized gain (loss) on investments of Consolidated Funds	$1,095	$(940)	$155
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Swaps	$—	$4,182	$4,182
Foreign currency forward contracts	525	—	525
Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$525	$4,182	$4,707

	For the three months ended September 30, 2014
	Interest Rate	Foreign Exchange
The Company	Contracts	Contracts	Total
Net realized gain (loss) on investments
Swaps	$(345)	$—	$(345)
Foreign currency forward contracts	—	1,074	1,074
Net realized gain (loss) on investments	$(345)	$1,074	$729
Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$751	$751
Swaps	561	—	561
Foreign currency forward contracts	—	6,104	6,104
Total net change in unrealized appreciation (depreciation) on investments	$561	$6,855	$7,416

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the three months ended September 30, 2014
				Foreign
	Interest Rate	Credit	Equity	Exchange
Consolidated Funds	Contracts	Contracts	Contracts	Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(2,292)	$7	$—	$(2,285)
Written options	—	—	—	(7)	—	(7)
Swaps	27	918	—	—	(4,732)	(3,787)
Interest rate caps/floor	277	—	—	—	—	277
Warrants	—	—	751	—	—	751
Foreign currency forward contracts	—	—	—	45	—	45
Total net realized gain (loss) on investments of Consolidated Funds	$304	$918	$(1,541)	$45	$(4,732)	$(5,006)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$574	$1,170	$118	$1,862
Written options
Swaps	1,114	3,356	—	520	(829)	4,161
Interest rate caps/floor	276	—	(233)	—	—	43
Warrants	—	—	(731)	—	—	(731)
Foreign currency forward contracts	—	—	(2,646)	(1,590)	533	(3,703)
Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$1,390	$3,356	$(3,036)	$100	$(178)	$1,632

	For the nine months ended September 30, 2015
	Interest Rate	Foreign Exchange
The Company	Contracts	Contracts	Total
Net realized gain (loss) on investments
Purchased options	$—	$2,022	$2,022
Swaps	(1,017)	—	(1,017)
Foreign currency forward contracts	—	8,405	8,405
Net realized gain (loss) on investments	$(1,017)	$10,427	$9,410
Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$(1,057)	$(1,057)
Swaps	209	—	209
Foreign currency forward contracts	—	(4,362)	(4,362)
Total net change in unrealized appreciation (depreciation) on investments	$209	$(5,419)	$(5,210)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the nine months ended September 30, 2015
	Foreign
	Exchange
Consolidated Funds	Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Swaps	$—	$(4,170)	$(4,170)
Foreign currency forward contracts	3,301	—	3,301
Total net realized gain (loss) on investments of Consolidated Funds	$3,301	$(4,170)	$(869)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Swaps	$—	$(1,859)	$(1,859)
Foreign currency forward contracts	(664)	—	(664)
Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$(664)	$(1,859)	$(2,523)

	For the nine months ended September 30, 2014
	Interest Rate	Foreign Exchange
The Company	Contracts	Contracts	Total
Net realized gain (loss) on investments
Swaps	$(1,027)	$—	$(1,027)
Foreign currency forward contracts	—	(1,449)	(1,449)
Net realized gain (loss) on investments	$(1,027)	$(1,449)	$(2,476)
Net change in unrealized appreciation (depreciation) on investments
Purchased options	$—	$692	$692
Swaps	396	—	396
Foreign currency forward contracts	—	7,587	7,587
Total net change in unrealized appreciation (depreciation) on investments	$396	$8,279	$8,675

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the nine months ended September 30, 2014
				Foreign
	Interest Rate	Credit	Equity	Exchange
Consolidated Funds	Contracts	Contracts	Contracts	Contracts	Other	Total
Net realized gain (loss) on investments of Consolidated Funds
Purchased options	$—	$—	$(7,455)	$347	$—	$(7,108)
Written options	—	—	—	(123)	—	(123)
Swaps	(482)	(16,779)	—	—	(2,265)	(19,526)
Interest rate caps/floor	276	—	—	—	—	276
Warrants	—	—	3,456	—	—	3,456
Foreign currency forward contracts	—	—	—	(17,935)	—	(17,935)
Total net realized gain (loss) on investments of Consolidated Funds	$(206)	$(16,779)	$(3,999)	$(17,711)	$(2,265)	$(40,960)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds
Purchased options	$—	$—	$946	$(285)	$(67)	$594
Written options	—	—	—	(402)	—	(402)
Swaps	1,565	4,150	—	518	(1,299)	4,934
Interest rate caps/floor	269	—	—	—	—	269
Warrants	—	—	(13,044)	—	—	(13,044)
Foreign currency forward contracts	—	—	(2,646)	12,350	534	10,238
Total net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	$1,834	$4,150	$(14,744)	$12,181	$(832)	$2,589

The table below sets forth the rights of setoff and related arrangements associated with the Company’s derivative and other financial instruments as of September 30, 2015 and December 31, 2014. The column titled “Gross Amounts Not Offset in the Statement of Financial Position” in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Derivative and Other Instruments of the Company as of September 30, 2015

				Gross Amounts
				Not Offset
	Gross Amounts			in the Statement
	of	Gross Amounts	Net Amounts of	of Financial Position
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$520	$—	$520	$1,164	$(644)
Total	520	—	520	1,164	(644)
Liabilities:
Derivatives	(1,802)	—	(1,802)	(1,164)	(638)
Total	(1,802)	—	(1,802)	(1,164)	(638)
Grand Total	$(1,282)	$—	$(1,282)	$—	$(1,282)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Derivative and Other Instruments of the Company as of December 31, 2014

				Gross Amounts
				Not Offset
	Gross Amounts			in the Statement
	of	Gross Amounts	Net Amounts of	of Financial Position
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$7,623	$—	$7,623	$1,056	$6,567
Total	7,623	—	7,623	1,056	6,567
Liabilities:
Derivatives	(2,850)	—	(2,850)	(1,056)	(1,794)
Total	(2,850)	—	(2,850)	(1,056)	(1,794)
Grand Total	$4,773	$—	$4,773	$—	$4,773

The table below sets forth the rights of setoff and related arrangements associated with the Consolidated Funds’ derivative and other financial instruments as of September 30, 2015 and December 31, 2014. The column titled “Gross Amounts Not Offset in the Statement of Financial Position” in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Derivative and Other Instruments of the Consolidated Funds as of September 30, 2015

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts			of Financial Position
	of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$1,585	$753	$832	$—	$71	$761
Reverse repurchase, securities borrowing, and similar arrangements(1)	—	—	—	—	—	—
Total	1,585	753	832	—	71	761
Liabilities:
Derivatives	(10,261)	(753)	(9,508)	—	—	(9,508)
Total	(10,261)	(753)	(9,508)	—	—	(9,508)
Grand Total	$(8,676)	$—	$(8,676)	$—	$71	$(8,747)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Derivative and Other Instruments of the Consolidated Funds as of December 31, 2014

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts			of Financial Position
	of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$4,940	$1,814	$3,126	$989	$(2,295)	$4,432
Reverse repurchase, securities borrowing, and similar arrangements(1)	4,150	—	4,150	—	—	4,150
Total	9,090	1,814	7,276	989	(2,295)	8,582
Liabilities:
Derivatives	(44,146)	(1,814)	(42,332)	(989)	(12,386)	(28,957)
Total	(44,146)	(1,814)	(42,332)	(989)	(12,386)	(28,957)
Grand Total	$(35,056)	$—	$(35,056)	$—	$(14,681)	$(20,375)

(1)Included within investments, at fair value in the Condensed Consolidated Statements of Financial Condition.

8. DEBT

Debt represents the (a) Company’s Credit Facility (as defined below), (b) senior notes of wholly owned subsidiaries of Ares Holdings, (c) term loan of a wholly owned subsidiary of AM LLC, (d) loan obligations of the consolidated CLOs and (e) credit facilities of the Consolidated Funds. The Company has elected to measure the loan obligations of the consolidated CLOs at fair value and reflect the credit facilities of the Company and Consolidated Funds at cost.

Credit Facility of the Company

The Company is party to a $1.03 billion revolving credit facility (the “Credit Facility”), which matures on April 30, 2019.  Interest rates are dependent upon corporate credit ratings.  Base rate loans bear interest calculated based on the base rate plus 0.75% and LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.75%.  Unused commitment fees are payable quarterly in arrears at a rate of 0.25% per annum. There was no outstanding balance under the Credit Facility as of September 30, 2015 and December 31, 2014, respectively. On August 5, 2015, the Company amended the Credit Facility to among other things, release Ares Management, L.P., Ares Holdings, Ares Domestic, and Ares Real Estate from their guarantees of the borrower’s obligations under the Credit Facility, and add certain subsidiaries of the Company as guarantors of the borrower’s obligations under the Credit Facility. Upon the release of the guarantors under the Credit Facility as described above, the guarantee obligations of the Company, Ares Holdings, Ares Domestic and Ares Real Estate under the ACF Notes and AFC II Notes (as defined below) automatically terminated.

During the three months ended September 30, 2015, the Company recorded additional debt issuance costs of $1.0 million in connection with amending certain terms of the credit facility in order to facilitate the issuance of ACF II Notes (defined below). At September 30, 2015 and December 31, 2014, unamortized debt issuance costs of $5.4 million and $5.3 million, respectively, were included in other assets in the Condensed Consolidated Statements of Financial Condition. For the three months ended September 30, 2015 and 2014, interest expense as presented in the Condensed Consolidated Statements of Financial Operations includes $0.6 million and $0.4 million in unused commitment fees, $0.1 million and $0.6 million of interest and $0.3 million and $0.3 million of amortization of debt issuance costs, respectively. For the nine

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

months ended September 30, 2015 and 2014, interest expense as presented in the Condensed Consolidated Statements of Financial Operations includes $1.6 million and $1.2 million in unused commitment fees, $0.5 million and $2.5 million of interest and $1.0 million and $0.8 million of amortization of debt issuance costs, respectively.

Senior Notes of the Company

On October 8, 2014, Ares Finance Co. LLC, a subsidiary of the Company, issued $250.0 million aggregate principal amount of 4.000% senior notes (the “AFC Notes”) due October 8, 2024, at 98.268% of the face amount. Interest is payable semi‑annually on April 8 and October 8 each year, commencing on April 8, 2015. The AFC Notes may be redeemed prior to maturity at the Company’s option at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a “make‑whole” redemption price, plus accrued and unpaid interest to the redemption date; however, Ares Finance Co. LLC is not required to pay any “make‑whole” on or after July 8, 2024. Debt issuance costs of $2.3 million are being amortized on a straight line basis over the life of the AFC Notes. The discount of $4.3 million is being amortized using the effective interest rate over the life of the AFC Notes. On August 7, 2015, Ares Finance Co. LLC entered into a first amendment to the first supplemental indenture, supplementing the base indenture, dated October 8, 2014, governing the AFC Notes (as amended and supplemented, the “Indenture”) to (i) add a reporting obligation under its existing financial reporting covenant, (ii) add certain subsidiaries of the Company as additional guarantors under the AFC Notes and (iii) make certain other non‑material amendments to the provisions of the Indenture.

As of September 30, 2015 and December 31, 2014, the carrying value of the AFC Notes was $246.0 million and $245.8 million, respectively, reported within debt obligations on the Condensed Consolidated Statements of Financial Condition. The effective annual interest rate of the AFC Notes is 4.21%. As of September 30, 2015 and December 31, 2014, unamortized debt issuance costs of $2.1 million and $2.3 million, respectively, are presented together with the carrying value of the AFC Notes in the Condensed Consolidated Statements of Financial Condition. Interest expense of $2.6 million and $7.9 million, including $0.1 million and $0.2 million from the amortization of debt issuance costs, is included in interest expense in the Condensed Consolidated Statements of Financial Operations for the three and nine months ended September 30, 2015, respectively.

On August 18, 2015, in connection with the Company’s definitive business combination and merger agreement with Kayne Andersen Capital Advisors, L.P., Ares Finance Co. II LLC, a subsidiary of the Company, issued $325.0 million aggregate principal amount of 5.250% senior notes (the “AFC II Notes”) due September 1, 2025, at 98.512% of the face amount. Interest is payable semi‑annually on March 1 and September 1 each year, commencing on March 1, 2016. The AFC II Notes may be redeemed prior to maturity at the Company’s option at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a “make‑whole” redemption price, plus accrued and unpaid interest to the redemption date; however, Ares Finance Co. II LLC is not required to pay any “make‑whole” on or after June 1, 2025. Additionally, upon termination of the merger agreement, the Company became responsible to redeem the AFC II Notes at 101% of principal amount plus accrued and unpaid interest.  Debt issuance costs of $3.7 million are being amortized on a straight line basis over the life of the AFC II Notes. The discount of $4.8 million is being amortized using the effective interest rate over the life of the AFC II Notes.

As of September 30, 2015, the carrying value of the AFC II Notes was $320.2 million, reported within debt obligations on the Condensed Consolidated Statements of Financial Condition. The effective annual interest rate of the AFC II Notes is 5.444%. As of September 30, 2015, unamortized debt issuance costs of $3.6 million, are presented together with the carrying value of the AFC II Notes in the Condensed Consolidated Statements of Financial Condition. Interest expense of $2.1 million, including $0.1 million from the amortization of debt issuance costs, is included in interest expense in the Condensed Consolidated Statements of Financial Operations for each of the three and nine months ended September 30, 2015.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Term Loan

On August 28, 2015, in connection with new risk retention requirements, a wholly owned subsidiary of the Company that acts as a manager to a new CLO entered into a $35.3 million term loan with a financial institution.  The term loan bears an effective annual interest rate of 2.18% and matures on July 29, 2026. Additionally, the Company also pays a two and one-half basis point fee of a maximum investment amount, which is presented as interest expense within the Condensed Consolidated Statements of Operations. As of September 30, 2015, the Company reported $35.3 million within debt obligations on the Condensed Consolidated Statements of Financial Condition. Interest expense of $0.1 million is included in interest expense in the Condensed Consolidated Statements of Financial Operations for the three and nine months ended September 30, 2015.

Loan Obligations of the Consolidated CLOs

Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. Several of the Consolidated CLOs issued preferred shares representing the subordinated interests that are mandatorily redeemable upon the maturity dates of the senior secured loan obligations. As a result, these shares have been classified as liabilities and are included in CLO loan obligations in the Condensed Consolidated Statements of Financial Condition.

As of September 30, 2015 and December 31, 2014, the following loan obligations were outstanding and classified as liabilities:

	As of September 30, 2015
				Weighted Average
	Total Facility	Loan	Market Value of	Remaining	Effective	Commitment	Maturity
	(Capacity)	Obligations	Loan Obligations	Maturity In Years	Rate	Fee	Date
Senior secured notes(1)		$2,118,320	$2,085,064	9.80	—	—	—
Subordinated notes / preferred shares(2)		196,584	136,080	9.78	—	—	—
Total loan obligations of Consolidated CLOs		$2,314,904	$2,221,144

(1)	Weighted average interest rate of 2.85%.
(2)	The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	As of December 31, 2014
				Weighted Average
	Total Facility	Loan	Market Value of	Remaining	Effective	Commitment	Maturity
	(Capacity)	Obligations	Loan Obligations	Maturity In Years	Rate	Fee	Date
Senior secured notes(1)		$11,394,820	$11,062,501	9.02
Subordinated notes / preferred shares(2)		1,523,670	894,795	9.44
Total loan obligations of Consolidated CLOs		$12,918,490	$11,957,296

Type of Facility
Revolvers of Consolidated CLOs
Revolving credit line	$44,113	$44,113	$43,980		0.49%	0.17%	04/16/21
Revolving credit line	48,510	48,510	47,894		0.43%	0.17%	10/11/21
Total revolvers of Consolidated CLOs		92,623	91,874
Total notes payable and credit facilities of Consolidated CLOs		$13,011,113	$12,049,170

(1)	Weighted average interest rate of 2.62%.
(2)	The subordinated notes do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

Loan obligations of the Consolidated CLOs are collateralized by the assets held by the Consolidated CLOs, consisting of cash and cash equivalents, corporate loans, corporate bonds and other securities. The assets of one Consolidated CLO may not be used to satisfy the liabilities of another Consolidated CLO. Loan obligations of the Consolidated CLOs include floating rate notes, deferrable floating rate notes, revolving lines of credit and subordinated notes. Amounts borrowed under the notes are repaid based on available cash flows subject to priority of payments under each Consolidated CLO’s governing documents. The Company has elected to apply the fair value option to all of the loan obligations of the Consolidated CLOs, with the exception of the loan obligation of AELIS II, which was carried at cost in the historical financial statements to accommodate investor preference through December 31, 2014, after which AELIS II was deconsolidated.

Credit Facilities of the Consolidated Funds

Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these entities have no recourse to the Company. As of September 30, 2015 and December 31, 2014, the Consolidated Funds were in compliance with all financial and non‑financial covenants under such credit facilities.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of September 30, 2015:

	Total
	Facility	Outstanding		Commitment	Maturity
Type of Facility	(Capacity)	Loan(1)	Effective Rate	Fee	Date
Long-term borrowings of Consolidated Funds
Credit facility	$18,000	$11,734	1.69%	N/A	01/01/23
Credit facility (2)	150,000	150,000	LIBOR + 1.25%	1.75%	12/04/15

Total long-term borrowings of Consolidated Funds		161,734
Total borrowings of Consolidated Funds		$161,734

(1)	The market values of the borrowings approximate the current carrying value that is tied to the LIBOR rate.
(2)	Amount is guaranteed by a standby letter of credit. See Note 10, “Commitments and Contingencies.”

The Consolidated Funds had the following revolving bank credit facilities and term loans outstanding as of December 31, 2014:

	Total
	Facility	Outstanding		Commitment	Maturity
Type of Facility	(Capacity)	Loan(1)	Effective Rate	Fee	Date
Short-term borrowings of Consolidated Funds
Credit facility	$25,000	$—	LIBOR + 1.75%	0.30%	06/06/15
Credit facility	25,000	—	LIBOR + 2.00%	0.30%	06/30/15

Total short-term borrowings of Consolidated Funds		—

Long-term borrowings of Consolidated Funds
Credit facility	150,000	39,300	LIBOR + 2.25%	0.25%	06/04/18
Notes payable	1,500,000	738,300	LIBOR + 1.65%	0.75%	09/19/18

Total long-term borrowings of Consolidated Funds		777,600

Total borrowings of Consolidated Funds		$777,600

(1)	The market values of the borrowings approximate the current carrying value that is tied to the LIBOR rate.

Loan Obligations of the Consolidated Mezzanine Debt Funds

Loan obligations of consolidated mezzanine debt funds represent amounts due to holders of debt securities issued by Ares Institutional Loan Fund B.V. (the “AILF Master Fund”), a Netherlands limited liability company. The AILF Master Fund issued Class A, Class B and Class C participating notes that have equal rights and privileges, except with respect to management fees and the performance fee that are applicable to only the Class A participating notes. These participating notes are redeemable debt instruments that do not have a stated interest rate or fixed maturity date. The AILF

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Master Fund may cause any holders to redeem all or any portion of such notes at any time upon at least five days prior written notice for any reason or no reason. A participating note holder may withdraw all or some of its notes as of the last business day of each calendar month by providing at least 30 days prior written notice. The holders of these participating notes have the right to receive the AILF Master Fund’s first gains and the obligation to absorb the AILF Master Fund’s first losses. As December 31, 2014, outstanding loan obligations of the consolidated mezzanine debt funds were approximately $378.4 million, and are presented as mezzanine debt in the Condensed Consolidated Statements of Financial Condition. In connection with adopting ASU 2015-02, AILF Master Fund was deconsolidated. The residual interests of the consolidated mezzanine debt funds are carried at cost plus accrued interest. The mezzanine funds are collateralized by all of the assets of the AILF Master Fund with no recourse to the Company.

9. REDEEMABLE INTERESTS

The following table sets forth a summary of changes in the redeemable interests in Consolidated Funds and redeemable interests in Ares Operating Group entities as of September 30, 2015:

Redeemable interests in Consolidated Funds
Redeemable non-controlling interests in Consolidated Funds, beginning of period	$1,037,450
Cumulative effect of accounting change due to the adoption of ASU 2015-02	(1,037,450)
Ending Balance	$—

Redeemable interests in Ares Operating Group Entities
Beginning balance	$23,988
Reallocation of Partners' capital for change in ownership interest	82
Deferred tax liabilities arising from allocation of contribution and Partners' capital	(1)
Distributions	(837)
Net income	310
Currency translation adjustment	(7)
Equity compensation	97
Ending Balance	$23,632

10. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2015, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Capital Commitments

As of September 30, 2015 and December 31, 2014, the Company had aggregate unfunded commitments of $214.4 million and $187.9 million, of which $2.7 million and $5.6 million, respectively, is contingent consideration recorded in relation to the acquisition of AREA Management Holdings, LLC. Unfunded commitments associated with contingent

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

consideration are presented within accounts payable and accrued expenses in the consolidated statements of financial condition, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

Guarantees

The Company guaranteed loans provided to certain professionals to support their investments in affiliated co‑investment entities. These entities were formed to permit these professionals to invest alongside the Company and its investors in the funds managed by the Company. The Company would be responsible for all outstanding payments due in the event of a default on the loans by certain professionals, with certain offset remedies available against such professionals. As of September 30, 2015 and December 31, 2014, the total outstanding loan balance was approximately $1.6 million and $3.2 million with an additional $0.3 million and $1.1 million in unfunded commitments, respectively. There has been no history of default and the Company has determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

On July 30, 2014, AM LLC agreed to provide credit support to a $75.0 million credit facility, (the “Guaranteed Facility”) entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation (“ACRE”) with a national banking association. AM LLC is the parent entity to ACRE’s external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) in the event that AM LLC’s corporate credit rating is downgraded to below investment grade, among other things. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out‑of‑pocket costs and expenses in connection with the Guaranteed Facility. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interest in its principal lending holding entity to support the Guaranteed Facility. The Company’s maximum exposure to loss shall not exceed $75.0 million plus accrued interest. The Company recorded the fair value of this guarantee in the amount of $1.6 million within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2015. The total outstanding balance under the Guaranteed Facility was $75.0 million as of September 30, 2015 and December 31, 2014, respectively. The Company believes the likelihood of default by the subsidiary of ACRE to be remote.

On September 11, 2015, Ares Holdings agreed to provide credit support in the form of a $150.0 million standby letter of credit on behalf of Ares Energy Investors Fund V, L.P. (“AEIF”), a consolidated subsidiary of the Company, to a financial institution. The standby letter of credit expires on January 1, 2016. As a consideration for the credit support, AEIF will pay Ares Holdings a credit support fee in an amount equal to any fees or other expenses payable by Ares Holdings or any affiliates under the terms of its existing credit facilities in respect of the letter of credit. Such fees shall include without limitation (i) the initial fees of 0.25% per annum multiplied by the undrawn amount of the letter of credit, and (ii) the letter of credit fee (as defined in the existing credit facilities); which amount is calculated to be the applicable margin (as defined in the existing credit facilities) multiplied by the outstanding amount of the letter of credit. As of September 30, 2015, the letter of credit was not drawn upon.

Performance Fees

Generally, if at the termination of a fund (and increasingly at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company will be obligated to repay carried interest that was received by the Company in excess of the amounts to which

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

the Company is entitled. This obligation is known as a “clawback” obligation. The clawback obligation may be reduced by income taxes paid by the Company related to its carried interest.

At September 30, 2015 and December 31, 2014, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential clawback, net of tax, which may differ from the recognition of revenue, would have been approximately $325.6 million and $295.7 million, respectively, of which approximately $251.6 million and $239.3 million, respectively, is reimbursable to the Company by certain current and former professionals. Management believes the possibility of all of the investments becoming worthless is remote.  If the funds were liquidated at their then current fair values as of September 30, 2015 and December 31, 2014, there would be no event of clawback. For all periods presented, the Company did not accrue any expense or record a liability associated with the clawback obligation.

11. RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenue is earned from its affiliates, including management fees, performance fees, administrative expense reimbursements and service fees. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that performance fees receivable, which are entirely due from affiliated funds, are presented separately within the Condensed Consolidated Statements of Financial Condition.

The Company has investment management agreements with various funds and accounts that it manages. In accordance with these agreements, the Consolidated Funds bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Consolidated Funds. In addition, the Company has agreements to provide administrative services to various entities.

The Company also has entered into agreements to provide administrative services which are eligible for reimbursement from related parties, including Ares Capital Corporation (“ARCC”), ACRE, Ares Dynamic Credit Allocation Fund, Inc. (“ARDC”), Ivy Hill Asset Management, L.P., European Senior Secured Loan Programme S.à.r.l. and ACF FinCo I L.P.

Employees and other related parties may be permitted to participate in co‑investment vehicles that generally invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These co‑investment vehicles generally do not require these individuals to pay management or performance fees.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The Company considers its professionals and non‑consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of September 30,	As of December 31,
	2015	2014
Due from affiliates:
Management fees receivable from non-consolidated funds	$112,862	$113,358
Payments made on behalf of and amounts due from non-consolidated funds	37,677	33,176
Due from affiliates—Company	$150,539	$146,534
Amounts due from portfolio companies and non-consolidated funds	$8,682	$11,342
Due from affiliates—Consolidated Funds	$8,682	$11,342
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$6,258	$14,390
Payments made by non-consolidated funds on behalf of and amounts due from the Company	2,482	4,640
Due to affiliates—Company	$8,740	$19,030
Amounts due to non-consolidated funds	$—	$2,441
Due to affiliates—Consolidated Funds	$—	$2,441

Due from Ares Funds and Portfolio Companies

In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non‑consolidated funds for which it is reimbursed. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional travel and other costs associated with particular portfolio company holdings, may be reimbursed by the portfolio companies.

12. INCOME TAXES

A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI and Domestic Holdings, which are U.S. corporations for tax purposes. Their income is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes imposed on AHI’s and Domestic Holdings’ earnings is included in the Company’s tax provision. The Company’s tax provision also includes entity level income taxes incurred by certain affiliated funds and co‑investment entities that are consolidated in these financial statements. The Company’s income tax expense was $5.6 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively. The Company’s income tax expense was $15.7 million and $1.0 million for nine months ended September 30, 2015 and 2014, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three and nine months ended September 30, 2015 and 2014, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

of income tax provision recorded for any affiliated funds and co‑investment entities that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of September 30, 2015, the Company’s U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2010 to 2014. Foreign tax returns are generally subject to audit from 2009 to 2014. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

13. EARNINGS PER COMMON UNIT

Prior to the Reorganization and the IPO in May 2014, the Company’s businesses were conducted through multiple operating businesses rather than a single holding entity. As such, there was no single capital structure upon which to calculate historical earnings per common unit information. Accordingly, earnings per common unit information has not been presented for historical periods prior to the IPO.

Basic earnings per common unit is computed by dividing income available to common unitholders by the weighted‑average number of common units outstanding during the period. Diluted earnings per common unit is computed using the more dilutive method of either the two-class method or the treasury stock method.

The two-class method is an earnings allocation method under which earnings per unit is calculated for common units and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Because the holders of unvested restricted units have the right to participate in distributions when declared, the unvested restricted units are considered participating securities to the extent they are expected to vest. For the three and nine months ended September 30, 2015, the two-class method was the more dilutive method for the unvested restricted stock units. For the three and nine months ended September 30, 2014, the treasury stock method was the more dilutive method for the unvested restricted stock units. For the three and nine months ended September 30, 2015 and 2014, no participating securities had rights to undistributed earnings.

The treasury stock method is used to determine potentially dilutive securities resulting from options and unvested restricted units granted under the 2014 Equity Incentive Plan. Potentially dilutive securities for the three months and nine months ended September 30, 2015 representing 25,013,577 and 25,022,983 options, respectively, and 1,226,609 and 409,124 restricted stock units, respectively, were excluded from the computation of diluted earnings per common unit because their effect would have been anti-dilutive. If the treasury stock method had been the more dilutive method for the unvested restricted stock units, the dilutive effect of those units would have been 1,037,032 units for the nine months ended September 30, 2015.

Holders of AOG Units may exchange their AOG Units for common units on a one-for-one basis after the second anniversary of the date of the closing of the IPO provided that Alleghany may exchange up to half of its AOG Units from and after May 7, 2015 (the first anniversary of the IPO), subject to any applicable transfer restrictions and other provisions. The Company applies the “if‑converted” method to determine the dilutive weighted‑average partnership units represented by these contingently issuable common units, assuming September 30, 2015 represents the end of contingency period.

The Company has excluded 132,432,659 and 132,429,403 AOG Units from the calculation of diluted earnings per common unit for the three months and nine months ended September 30, 2015, respectively, since the exchange of these units would proportionally increase Ares Management, L.P.’s interest in the Ares Operating Group and would have

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

an anti‑dilutive effect on earnings per common unit as a result of certain tax benefits that Ares Management, L.P. is assumed to receive upon the exchange.

The following table presents the computation of basic and diluted earnings per common unit:

	For the three months ended		For the nine months ended
	September 30, 2015		September 30, 2015
(Dollars in thousands, except unit data)	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Ares Management, L.P.	$(11,349)	$(11,349)	$19,194	$19,194
Earnings distributed to participating securities (restricted units)	(158)	(158)	(591)	(591)
Preferred stock dividends	(4)	(4)	(11)	(11)
Net income available to common unitholders	$(11,511)	$(11,511)	$18,591	$18,591
Weighted-average common units	80,676,232	80,676,232	80,671,786	80,671,786
Effect of dilutive units:
Restricted units	—	—	—	—
Options	—	—	—	—
Contingently issuable common units	—	—	—	—
Diluted weighted-average common units	80,676,232	80,676,232	80,671,786	80,671,786
Earnings (loss) per common unit	$(0.14)	$(0.14)	$0.23	$0.23

The Company has excluded 130,921,766 AOG Units from the calculation of diluted earnings per common unit for the period from May 1, 2014 through September 30, 2014 since the exchange of these units would proportionally increase Ares Management, L.P.’s interest in the Ares Operating Group and would have an anti‑dilutive effect on earnings per common unit as a result of certain tax benefits that Ares Management, L.P. is assumed to receive upon the exchange.

For the period from May 1, 2014 through September 30, 2014, the treasury stock method was used to calculate incremental units on potentially dilutive common units resulting from options and unvested restricted units granted under the 2014 Equity Incentive Plan. Potentially dilutive securities representing an incremental 4,132,369 restricted units and 24,706,793 options for the three months ended September 30, 2014, and 4,182,466 restricted units and 24,706,793 options for the period from May 1, 2014 to September 30, 2014 were excluded from the computation of diluted earnings per common unit for the period because their effect would have been antidilutive.

The following table presents the computation of basic and diluted earnings per common unit:

	For the three months ended		For the period from May 1, 2014
	September 30, 2014		through September 30, 2014
(Dollars in thousands, except unit data)	Basic	Diluted	Basic	Diluted
Net income attributable to Ares Management, L.P.	$13,971	$13,971	$31,815	$31,815
Net income available to common unitholders	$13,971	$13,971	$31,815	$31,815
Weighted-average common units	80,667,664	80,667,664	80,171,855	80,171,855
Effect of dilutive units:
Restricted units	—	696,314	—	646,217
Options	—	—	—	—
Contingently issuable common units	—	—	—	—
Diluted weighted-average common units	80,667,664	81,363,978	80,171,855	80,818,072
Earnings per common unit	$0.17	$0.17	$0.40	$0.39

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. EQUITY COMPENSATION

Ares Employee Participation LLC Interests

Prior to the IPO, the Company historically issued various profit interests and membership interests to pools of certain professionals that provide for the participation in the profits of APMC and/or proceeds of certain capital events. Unless otherwise stated, the grant date fair value of each award or respective membership interest was determined by an independent third‑party valuation firm principally using a contingent claims analysis. These awards are referred to as Ares Employee Participation (“AEP”) plans.

The following summarizes the grant date fair value associated with each equity award issued prior to May 1, 2014, as well as the expense recognized for each year presented:

		Equity Compensation Expenses Recognized,
		Net of Forfeitures
		Three Months Ended		Nine Months Ended
	Grant Date	September 30,		September 30,
(Presented in thousands)	Fair Value	2015	2014	2015	2014
AEP I Profit Interest	$38,400	$—	$—	$—	$—
AEP II Profit Interests	33,423	—	—	—	14,714
AEP IV Profit Interests	10,657	—	—	—	10,657
AEP VI Profit Interests	9,047	—	—	—	9,047
Exchanged AEP Awards	68,607	—	—	—	—
Indicus
Membership Interest	20,700	—	—	—	11,913
Profit Interest	5,464	—	—	—	(3,871)
AREA Membership Interest	25,381	—	—	—	20,678
Total	$211,679	$—	$—	$—	$63,138

Ares Management, L.P. 2014 Equity Incentive Plan

In connection with the IPO, the Company adopted the Equity Incentive Plan. Under the Equity Incentive Plan, the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash. The total number of units immediately available for issuance under the Equity Incentive Plan was 31,704,545 as of the date of the IPO. Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets, and increases annually on January 1 each year. Accordingly, on January 1, 2015, the total number of units available for issuance under the Equity Incentive Plan increased by 29,030,975 to 31,728,949 units. During the nine months ended September 30, 2015, a total of 767,793 units and unit options, net of forfeitures and vesting, were issued and 30,961,156 units remained to be issued.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Equity‑based compensation expense, net of assumed forfeitures is included in the following table:

	For the three months ended		For the nine	For the period from
	September 30,		months ended	May 1, 2014 through
	2015	2014	September 30, 2015	September 30, 2014
Restricted units	$3,464	$3,130	$10,373	$4,889
Options	4,495	3,905	12,224	6,136
Phantom units	449	485	1,529	924
Equity-based compensation expense	$8,408	$7,520	$24,126	$11,949

Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a common unit on the vesting date. The restricted units generally vest either (i) at a rate of one‑third per year, beginning on the third anniversary of the grant date, or (ii) in their entirety on the fifth anniversary of the grant date. Compensation expense associated with restricted units is being recognized on a straight‑line basis over the service period of the respective grant.  The grant date fair value gives effect to a discount for lack of marketability imposed by a five-year lock up period that was determined to be 5.0% based on Finnerty’s average strike price put option model.

The holders of restricted units have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of unvested restricted units held at the time such distributions are declared (“Distribution Equivalent”). During the nine months ended September 30, 2015, the Company declared three quarterly distributions of $0.24, $0.25 and $0.26 per common unit to common unitholders of record at the close of business on March 16, 2015, May 22, 2015 and August 25, 2015, respectively. For the three and nine months ended September 30, 2015, Distribution Equivalents were made to the holders of restricted units in the amount of $1.2 million and $3.6 million, respectively, of which $0.2 million and $0.7 million is presented within compensation and benefits in the Condensed Consolidated Statements of Operations and $1.0 million and $2.9 million is included in distributions in the Condensed Consolidated Statements of Changes in Equity.

The following table presents unvested restricted units’ activity during the nine months ended September 30, 2015:

		Weighted Average
		Grant Date Fair
	Restricted Units	Value Per Unit
Balance - January 1, 2015	4,776,053	$18.08
Granted	171,444	17.27
Vested	(9,331)	18.45
Forfeited	(177,379)	18.05
Balance - September 30, 2015	4,760,787	$18.06

The total compensation expense expected to be recognized in future periods associated with the restricted units, considering assumed annual forfeitures of 7.0%, is approximately $49.9 million as of September 30, 2015 and is expected to be recognized over the remaining weighted average period of 3.59 years.

Options

Each option entitles the holders to purchase from the Company, upon exercise thereof, one common unit at the stated exercise price. The term of the options is generally ten years from the grant date. The options generally vest at a rate of one‑third per year, beginning on the third anniversary of the grant date. Compensation expense associated with these

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

options is being recognized on a straight‑line basis during the service period of the respective grant. As of September 30, 2015, there was $57.3 million of total unrecognized compensation expense, net of assumed annual forfeitures of 6.3%, that is expected to be recognized over the remaining weighted average period of 3.57 years.

A summary of unvested options activity during the nine months ended September 30, 2015 is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining Life	Intrinsic
	Options	Exercise Price	(in years)	Value
Balance - January 1, 2015	24,230,518	$19.00	9.33
Granted	935,135	18.82	9.32
Vested	(1,162)	19.00	8.56
Forfeited	(150,914)	19.00	—
Balance - September 30, 2015	25,013,577	18.99	8.60
Exercisable at September 30, 2015	1,162	19.00	8.56	$—
Expected to vest after September 30, 2015	19,889,584	$18.99	8.60	$—

Aggregate intrinsic value represents the value of the Company’s closing unit price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable or expected to vest. As of September 30, 2015 and January 1, 2015, the Company’s closing unit price is lower than the weighted average exercise price of the options exercisable or expected to vest. As a result, the options are out of the money and have no intrinsic value.

The fair value of each option granted during the nine months ended September 30, 2015 is measured on the date of grant using the Black‑Scholes option‑pricing model and the following weighted average assumptions:

Risk-free interest rate	1.71%	to	1.80%
Weighted average expected dividend yield		5.00%
Expected volatility factor(1)	35.00%	to	36.00%
Expected life in years	6.66	to	7.49

(1)	Expected volatility is based on comparable companies using daily stock prices.

The fair value of an award is affected by the Company’s unit price on the date of grant as well as other assumptions including the estimated volatility of the Company’s unit price over the term of the awards and the estimated period of time that management expects employees to hold their unit options. The estimated period of time that management expects employees to hold their options was estimated as the midpoint between the vesting date and maturity date.

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

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

A summary of unvested phantom units’ activity during the nine months ended September 30, 2015 is presented below:

		Weighted Average
		Grant Date Fair
	Phantom Units	Value Per Unit
Balance - January 1, 2015	610,711	$19.00
Vested	(116,802)	19.00
Forfeited	(57,060)	19.00
Balance September 30, 2015	436,849	$19.00

The fair value of the awards is remeasured at each reporting period and was $17.48 per unit as of September 30, 2015. Based on the fair value of the awards at September 30, 2015, $6.8 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 3.58 years. For the nine months ended September 30, 2015, the Company paid $2.1 million in connection with the vesting of phantom units.

Unvested phantom units, restricted units and options are forfeited upon termination of employment; provided that, with respect to certain restricted units and options, if a participant’s employment is terminated between the first and second year after grant by the Company without “cause,” or as a result of a participant’s death or disability, 11% of the award will vest and, if the participant’s employment is so terminated between the second and third year after grant, 22% of the award will vest.

The Company records deferred tax assets for equity‑based compensation awards, based on the amount of equity‑based compensation expense recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a future tax deduction. As of September 30, 2015, the Company recognized $5.5 million of deferred tax assets related to its equity-based award. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax returns are recorded as adjustments to partners’ capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces the pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase the income tax expense.

15. EQUITY

Ares Management, L.P.

Common units represent limited partnership interests in the Company. The holders of common units are entitled to participate pro rata in distributions from the Company and to exercise the rights or privileges that are available to common unitholders under the Company’s partnership agreement. The common unitholders have limited voting rights and have no right to remove the Company’s general partner, Ares Management GP LLC, or, except in limited circumstances, to elect the directors of the general partner.

At September 30, 2015, Ares Management, L.P. owns a 37.86% direct interest, or 80,676,995 AOG Units, in each of the Ares Operating Group entities; Ares Owners Holding L.P. owns a 56.27% direct interest, or 119,905,131 AOG Units, in each of the Ares Operating Group entities; and an affiliate of Alleghany owns a 5.87% direct interest, or 12,500,000 AOG Units, in each of the Ares Operating Group entities. For the nine months ended September 30, 2015, the daily average ownership of AOG Units in each of the Ares Operating Group entities by Ares Owners Holding L.P., Alleghany and Ares Management, L.P. was 56.28%,  5.87% and 37.86%, respectively.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The Company’s ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units and exercise of options that were granted under the Equity Incentive Plan; (ii) the exchange of AOG Units for common units; and (iii) the cancellation of AOG Units in connection with certain individuals’ forfeiture of AOG Units upon termination of employment. Holders of the AOG Units may exchange their AOG Units for common units on a one‑for‑one basis up to four times each year after the second anniversary of the date of the closing of the IPO, except that Alleghany may exchange up to half of its AOG Units for common units on a one-for-one basis after May 7, 2015 (the first anniversary of the date of the closing of the IPO) and EIF may exchange up to half of its AOG Units for common units on a one-for-one basis after nine months following the closing of the EIF transaction and all of its AOG Units on the first anniversary of the closing of the EIF transaction. Equity is reallocated among partners upon a change in ownership to ensure each partners’ capital account properly reflects their respective claim on the residual value of the Company. This change is reflected as either a reallocation of interest or as dilution in the statement of changes in equity.

16. SEGMENT REPORTING

The Company conducts its alternative asset management business through four operating segments:

•

Tradable Credit Group:  The Company’s Tradable Credit Group managed approximately 80 funds, with approximately $33.2 billion of assets under management, as of September 30, 2015. The group’s funds seek a wide variety of investments ranging from commingled and separately managed accounts for institutional investors to a  publicly traded vehicle and sub‑advised funds for retail investors. While each of the group’s funds is tailored to specific investment objectives, mandates can be broadly categorized between long‑only credit and alternative credit investment strategies.

•

Direct Lending Group:  The Company’s Direct Lending Group is primarily comprised of self‑originating direct lenders to the U.S. and European middle markets, with approximately $33.6 billion of assets under management across approximately 40 funds or investment vehicles as of September 30, 2015, which include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs. In the second quarter of 2014, the group acquired Keltic Financial Services LLC and Keltic Financial Partners II, LP, a leading commercial finance company that provides asset-based loans to small and middle market companies based in New York (the “Keltic acquisition”) that now operates as Ares Commercial Finance. Subsequently, in the second quarter of 2015, Ares Commercial Finance acquired First Capital Holdings, Inc. (“FCC acquisition”), a leading specialty finance company that provides asset-based loans.

•

Private Equity Group:  The Company’s Private Equity Group had approximately $14.6 billion of assets under management as of September 30, 2015. The group managed four corporate private equity commingled funds focused on North America and Europe, one China growth fund, four commingled funds and six related co-investment vehicles focused on U.S. power and energy assets as of September 30, 2015. The corporate private equity funds pursue majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe.  The China growth fund pursues privately negotiated growth equity investments in China.  On January 1, 2015, the group acquired EIF. The EIF funds target assets across the U.S. power generation, transmission and midstream sectors, and seek attractive risk-adjusted equity returns with current cash flow and capital appreciation.

•

Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.1 billion of assets under management across approximately 40 funds and services a portfolio of over $6.0 billion in mortgage loans principally through a subsidiary of

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

ACRE as of September 30, 2015. The Real Estate Group provides debt and equity capital to a broad spectrum of borrowers, property owners and real estate developers. The group seeks to create value for investors by investing in under‑managed and undercapitalized assets in supply‑constrained markets, targeting de‑risked assets and markets with consistent demand fundamentals, high barriers to new supply and strong liquidity characteristics. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts.

The Company has an Operations Management Group (the “OMG”) that consists of five independent, shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, business development, legal/compliance and human resources. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The Company’s clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned infrastructure support functions. As such, significant investments have been made to develop the OMG. The Company has successfully launched new business lines, integrated acquired businesses into the operations and created scale within the OMG to support a much larger platform in the future. The OMG’s expenses are not allocated to the Company’s four reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.

Economic net income (“ENI”) is a key performance indicator used in the alternative asset management industry. ENI represents net income excluding (a) income tax expense, (b) operating results of Consolidated Funds, (c) depreciation expense, (d) the effects of changes arising from corporate actions and (e) certain other items that the Company does not believe are indicative of its core performance. Changes arising from corporate actions include equity‑based compensation expenses, the amortization of intangible assets, transaction costs associated with acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization. The Company believes the exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance. ENI is evaluated regularly by management as a decision tool for deployment of resources and assess performances of each of the business segments. The Company believes that reporting ENI is helpful in understanding its business and that investors should review the same supplemental non‑GAAP financial measures that management uses to analyze the segment performance. These measures supplement and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with GAAP.

Fee related earnings (“FRE”) is a component of ENI and is used to assess the ability of the business to cover direct base compensation and operating expenses from management fees. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation and investment income from Consolidated Funds and certain other items.

Performance related earnings (“PRE”) is a component of ENI and is a measure used to assess the Company’s investment performance and its ability to cover performance fee compensation from performance fees and total investment income. PRE differs from income before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income (expense) earned from Consolidated Funds and non‑consolidated funds.

Distributable earnings (“DE”) is a pre‑income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation and realized net investment and other income, and further adjusts for expenses arising from transaction costs associated with acquisitions, placement fees, underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. DE differs from income before taxes computed in accordance with GAAP as it

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in the reconciling table (d) following our segment results.

Management makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and other data that is presented before giving effect to the consolidation of any of the Consolidated Funds. Consequently, all segment data excludes the assets, liabilities and operating results related to the Consolidated Funds and non‑consolidated funds.

The following table presents the financial results for the Company’s operating segments, as well as the OMG, as of and for the three months ended September 30, 2015:

	Tradable	Direct	Private	Real			Total
	Credit	Lending	Equity	Estate	Total		Stand
	Group	Group	Group	Group	Segments	OMG	Alone
Management fees (includes ARCC Part I Fees of $31,680)	$35,914	$74,675	$35,931	$15,690	$162,210	$—	$162,210
Administrative fees and other income	28	75	679	551	1,333	6,693	8,026
Compensation and benefits	(7,725)	(33,974)	(12,592)	(10,262)	(64,553)	(31,912)	(96,465)
General, administrative and other expenses	(4,239)	(3,629)	(2,808)	(4,872)	(15,548)	(15,143)	(30,691)
Fee related earnings (loss)	23,978	37,147	21,210	1,107	83,442	(40,362)	43,080
Performance fees—realized	4,275	313	—	3,044	7,632	—	7,632
Performance fees—unrealized	(15,741)	8,494	(31,731)	5,137	(33,841)	—	(33,841)
Performance fee compensation—realized	(88)	(188)	—	(1,826)	(2,102)	—	(2,102)
Performance fee compensation—unrealized	6,512	(5,328)	23,393	(2,182)	22,395	—	22,395
Net performance fees	(5,042)	3,291	(8,338)	4,173	(5,916)	—	(5,916)
Investment income (loss)—realized	422	232	(2,680)	1,063	(963)	—	(963)
Investment income (loss)—unrealized	(14,628)	992	(15,465)	(187)	(29,288)	—	(29,288)
Interest and other investment income	4,312	366	199	158	5,035	—	5,035
Interest expense	(2,293)	(804)	(2,404)	(412)	(5,913)	—	(5,913)
Net investment income (loss)	(12,187)	786	(20,350)	622	(31,129)	—	(31,129)
Performance related earnings (loss)	(17,229)	4,077	(28,688)	4,795	(37,045)	—	(37,045)
Economic net income (loss)	$6,749	$41,224	$(7,478)	$5,902	$46,397	$(40,362)	$6,035
Distributable earnings (loss)	$29,261	$34,208	$15,739	$2,734	$81,942	$(42,358)	$39,584
Total assets	$464,418	$316,311	$990,845	$214,502	$1,986,076	$17,992	$2,004,068

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, as of and for the three months ended September 30, 2014:

	Tradable	Direct	Private	Real			Total
	Credit	Lending	Equity	Estate	Total		Stand
	Group	Group	Group	Group	Segments	OMG	Alone
Management fees (includes ARCC Part I Fees of $31,156)	$37,038	$68,953	$22,386	$25,299	$153,676	$—	$153,676
Administrative fees and other income	3	108	(137)	1,333	1,307	5,261	6,568
Compensation and benefits	(10,813)	(34,815)	(8,638)	(12,092)	(66,358)	(27,050)	(93,408)
General, administrative and other expenses	(2,741)	(3,684)	(1,872)	(3,311)	(11,608)	(14,005)	(25,613)
Fee related earnings (loss)	23,487	30,562	11,739	11,229	77,017	(35,794)	41,223
Performance fees—realized	31,599	—	5,075	799	37,473	—	37,473
Performance fees—unrealized	(44,526)	14,148	35,106	477	5,205	—	5,205
Performance fee compensation—realized	(6,973)	(10)	(4,058)	—	(11,041)	—	(11,041)
Performance fee compensation—unrealized	13,476	(8,349)	(27,307)	(42)	(22,222)	—	(22,222)
Net performance fees	(6,424)	5,789	8,816	1,234	9,415	—	9,415
Investment income (loss)—realized	6,868	430	1,269	413	8,980	—	8,980
Investment income (loss)—unrealized	(3,225)	3,888	9,081	460	10,204	—	10,204
Interest and other investment income	2,222	175	1,312	89	3,798	—	3,798
Interest expense	(447)	(221)	(630)	(267)	(1,565)	—	(1,565)
Net investment income (loss)	5,418	4,272	11,032	695	21,417	—	21,417
Performance related earnings (loss)	(1,006)	10,061	19,848	1,929	30,832	—	30,832
Economic net income (loss)	$22,481	$40,623	$31,587	$13,158	$107,849	$(35,794)	$72,055
Distributable earnings (loss)	$54,185	$30,288	$14,145	$3,773	$102,391	$(37,067)	$65,324
Total assets	$531,158	$260,060	$594,350	$192,772	$1,578,340	$9,629	$1,587,969

The following table presents the financial results for the Company’s operating segments, as well as the OMG, as of and for the nine months ended September 30, 2015:

	Tradable	Direct	Private	Real			Total
	Credit	Lending	Equity	Estate	Total		Stand
	Group	Group	Group	Group	Segments	OMG	Alone
Management fees (includes ARCC Part I Fees of $89,972)	$111,374	$215,743	$108,893	$49,003	$485,013	$—	$485,013
Administrative fees and other income	73	227	728	2,136	3,164	19,245	22,409
Compensation and benefits	(27,528)	(99,772)	(36,139)	(30,385)	(193,824)	(87,858)	(281,682)
General, administrative and other expenses	(11,641)	(10,177)	(9,126)	(11,125)	(42,069)	(46,482)	(88,551)
Fee related earnings (loss)	72,278	106,021	64,356	9,629	252,284	(115,095)	137,189
Performance fees—realized	75,588	4,295	19,303	3,146	102,332	—	102,332
Performance fees—unrealized	(89,575)	36,952	97,463	9,343	54,183	—	54,183
Performance fee compensation—realized	(41,322)	(2,575)	(15,442)	(1,826)	(61,165)	—	(61,165)
Performance fee compensation—unrealized	53,281	(21,414)	(80,384)	(2,961)	(51,478)	—	(51,478)
Net performance fees	(2,028)	17,258	20,940	7,702	43,872	—	43,872
Investment income (loss)—realized	13,855	1,320	4,597	1,450	21,222	—	21,222
Investment income (loss)—unrealized	(25,344)	1,806	(14,822)	962	(37,398)	—	(37,398)
Interest and other income	6,315	770	6,014	205	13,304	—	13,304
Interest expense	(4,717)	(1,849)	(5,743)	(942)	(13,251)	—	(13,251)
Net investment income (loss)	(9,891)	2,047	(9,954)	1,675	(16,123)	—	(16,123)
Performance related earnings (loss)	(11,919)	19,305	10,986	9,377	27,749	—	27,749
Economic net income (loss)	$60,359	$125,326	$75,342	$19,006	$280,033	$(115,095)	$164,938
Distributable earnings (loss)	$117,438	$103,343	$71,067	$8,206	$300,054	$(120,219)	$179,835
Total assets	$464,418	$316,311	$990,845	$214,502	$1,986,076	$17,992	$2,004,068

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, as of and for the nine months ended September 30, 2014:

	Tradable	Direct	Private	Real			Total
	Credit	Lending	Equity	Estate	Total		Stand
	Group	Group	Group	Group	Segments	OMG	Alone
Management fees (includes ARCC Part I Fees of $85,140)	$106,802	$199,963	$68,192	$61,983	$436,940	$—	$436,940
Administrative fees and other income	53	474	33	4,119	4,679	15,326	20,009
Compensation and benefits	(32,071)	(99,780)	(24,720)	(35,265)	(191,836)	(80,668)	(272,504)
General, administrative and other expenses	(10,333)	(7,843)	(6,609)	(11,911)	(36,696)	(40,524)	(77,220)
Fee related earnings (loss)	64,451	92,814	36,896	18,926	213,087	(105,866)	107,225
Performance fees—realized	66,094	39	22,775	799	89,707	—	89,707
Performance fees—unrealized	(42,635)	20,040	98,450	11,152	87,007	—	87,007
Performance fee compensation—realized	(28,465)	(38)	(18,220)	—	(46,723)	—	(46,723)
Performance fee compensation—unrealized	10,301	(11,874)	(77,044)	(608)	(79,225)	—	(79,225)
Net performance fees	5,295	8,167	25,961	11,343	50,766	—	50,766
Investment income (loss)—realized	31,453	(1,102)	5,048	842	36,241	—	36,241
Investment income (loss)—unrealized	(18,625)	5,627	36,096	233	23,331	—	23,331
Interest and other investment income	6,801	418	4,679	286	12,184	—	12,184
Interest expense	(1,377)	(857)	(2,037)	(970)	(5,241)	—	(5,241)
Net investment income (loss)	18,252	4,086	43,786	391	66,515	—	66,515
Performance related earnings	23,547	12,253	69,747	11,734	117,281	—	117,281
Economic net income (loss)	$87,998	$105,067	$106,643	$30,660	$330,372	$(105,866)	$224,506
Distributable earnings (loss)	$133,741	$89,501	$47,780	$7,615	$278,637	$(110,419)	$168,218
Total assets	$531,158	$260,060	$594,350	$192,772	$1,578,340	$9,629	$1,587,969

The following reconciliations contain rounded values that are presented elsewhere within the financial statements. Consequently, the sum of certain values may not match the totals presented herein.

	For the Three Months Ended September 30, 2015
	Total		Consolidation Adjustments		Consolidated
	Segments		and Reconciling Items		Results
Revenues	$137,334	(1)	$6,520	(a)	$143,854
Expenses	59,808	(2)	76,578	(b)	136,386
Other income (expense)	(31,129)	(3)	(8,424)	(c)	(39,553)
Economic net income / Income before taxes	46,397		(78,482)	(d)	(32,085)
Total assets	1,986,076		2,769,894	(e)	4,755,970

	For the Three Months Ended September 30, 2014
	Total		Consolidation Adjustments		Consolidated
	Segments		and Reconciling Items		Results
Revenues	$197,661	(1)	$(22,500)	(a)	$175,161
Expenses	111,228	(2)	92,109	(b)	203,337
Other income (expense)	21,419	(3)	(70,128)	(c)	(48,709)
Economic net income	107,849		(184,734)	(d)	(76,885)
Total assets	1,578,340		20,436,895	(e)	22,015,235

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Nine Months Ended September 30, 2015
	Total		Consolidation Adjustments		Consolidated
	Segments		and Reconciling Items		Results
Revenues	$644,692	(1)	$10,231	(a)	$654,923
Expenses	348,536	(2)	234,882	(b)	583,418
Other income (expense)	(16,123)	(3)	16,534	(c)	411
Economic net income	280,033		(208,117)	(d)	71,916
Total assets	1,986,076		2,769,894	(e)	4,755,970

	For the Nine Months Ended September 30, 2014
	Total		Consolidation Adjustments		Consolidated
	Segments		and Reconciling Items		Results
Revenues	$618,333	(1)	$(177,926)	(a)	$440,407
Expenses	354,478	(2)	292,091	(b)	646,569
Other income (expense)	66,515	(3)	528,926	(c)	595,441
Economic net income	330,372		58,907	(d)	389,279
Total assets	1,578,340		20,436,895	(e)	22,015,235

(1)	Segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Management fees	$162,210	$153,676	$485,013	$436,940
Administrative fees and other income	1,333	1,307	3,164	4,679
Performance fees—realized	7,632	37,473	102,332	89,707
Performance fees—unrealized	(33,841)	5,205	54,183	87,007
Total segment revenue	$137,334	$197,661	$644,692	$618,333

(2)	Segment expenses consist of compensation and benefits, and general, administrative and other expenses, as well as realized and unrealized performance fee expenses.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Compensation and benefits	$64,553	$66,358	$193,824	$191,836
General, administrative and other expenses	15,548	11,608	42,069	36,696
Performance fee compensation—realized	2,102	11,041	61,165	46,723
Performance fee compensation—unrealized	(22,395)	22,222	51,478	79,225
Total segment expense	$59,808	$111,228	$348,536	$354,478

(3)	Segment net investment income consists of realized and unrealized investment income and expenses, interest and other income and interest expenses.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Investment income (loss)—realized	$(963)	$8,980	$21,222	$36,241
Investment Income (loss)—unrealized	(29,288)	10,204	(37,398)	23,331
Interest, dividend and other investment income	5,035	3,798	13,304	12,184
Interest expense	(5,913)	(1,565)	(13,251)	(5,241)
Net investment income	$(31,129)	$21,419	$(16,123)	$66,515

(a)	The revenues adjustment principally represents management and performance fees earned from Consolidated Funds which were eliminated in consolidation to arrive at Ares consolidated revenues.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Consolidated Fund revenue eliminated in consolidation	$1,328	$(26,555)	$(4,503)	$(182,319)
Administrative fees and other income attributable to OMG	6,693	5,261	19,245	15,326
Performance fees reclass(1)	(1,501)	(1,206)	(4,511)	(10,937)
Total consolidated adjustments and reconciling items	$6,520	$(22,500)	$10,231	$(177,926)

(1)

Related to performance fees for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

(b)

The expenses adjustment represents the addition of expenses of the Consolidated Funds to the Ares unconsolidated expenses, depreciation expense, equity‑based compensation and expenses associated with acquisitions and corporate actions necessary to arrive at Ares consolidated expenses.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Consolidated Fund expenses added in consolidation	$5,104	$53,685	$28,077	$144,014
Consolidated Fund expenses eliminated in consolidation	(4,159)	(26,276)	(12,850)	(90,956)
OMG expenses	47,055	41,055	134,340	121,192
Acquisition-related expenses	1,489	4,871	4,284	7,584
Merger-related expenses	4,824	—	7,779	—
Equity compensation expense	8,407	7,521	24,126	75,088
Placement fees and underwriting costs	1,956	3,267	6,463	7,825
Amortization of intangibles	10,061	6,143	37,600	21,692
Depreciation expense	1,841	1,844	5,063	5,651
Total consolidation adjustments and reconciling items	$76,578	$92,109	$234,882	$292,091

(c)	The other income adjustment represents the addition of net investment income (loss) and net interest income (expense) to arrive at Ares consolidated other income.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Consolidated Funds other income added in consolidation, net	$(26,126)	$(55,422)	$(6,044)	$572,490
Other income from Consolidated Funds eliminated in consolidation, net	16,203	(12,645)	18,079	(51,240)
Performance fee reclass(1)	1,499	1,206	4,509	10,937
Loss on disposal of fixed assets	—	(2,937)	(10)	(2,937)
Other non-cash expense	—	(324)	—	(324)
Total consolidation adjustments and reconciling items	$(8,424)	$(70,128)	$16,534	$528,926

(1)

Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

(d)

The reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of economic net income, fee related earnings, performance related earnings and distributable earnings consists of the following:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Economic net income
Income (loss) before taxes	$(32,085)	$(76,885)	$71,916	$389,279
Adjustments:
Amortization of intangibles	10,061	6,143	37,600	21,692
Depreciation expense	1,841	1,844	5,063	5,651
Equity compensation expenses	8,407	7,521	24,126	75,088
Acquisition-related expenses	1,489	4,871	4,284	7,584
Merger-related expenses	4,824	—	7,779	—
Placement fees and underwriting costs	1,956	3,267	6,463	7,825
OMG expenses, net	40,362	35,794	115,095	105,866
Loss on fixed asset disposal	—	2,937	10	2,937
Other non-cash expense	—	324	—	324
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	9,541	122,031	7,696	(285,872)
Total consolidation adjustments and reconciling items	78,482	184,734	208,117	(58,907)
Economic net income	$46,397	$107,849	$280,033	$330,372
Fee related earnings
Income (loss) before taxes	$(32,085)	$(76,885)	$71,916	$389,279
Adjustments:
Amortization of intangibles	10,061	6,143	37,600	21,692
Depreciation expense	1,841	1,844	5,063	5,651
Equity compensation expenses	8,407	7,521	24,126	75,088
Acquisition-related expenses	1,489	4,871	4,284	7,584
Merger-related expenses	4,824	—	7,779	—
Placement fees and underwriting costs	1,956	3,267	6,463	7,825
OMG expenses, net	40,362	35,794	115,095	105,866
Loss on fixed asset disposal	—	2,937	10	2,937
Other non-cash expense	—	324	—	324
Income (loss) before taxes of non-controlling interests in Consolidated Funds	9,541	122,031	7,696	(285,872)
Total consolidation adjustments and reconciling items	78,482	184,734	208,117	(58,907)
Economic net income	46,397	107,849	280,033	330,372
Total performance fees income - realized	(7,632)	(37,473)	(102,332)	(89,707)
Total performance fees income - unrealized	33,841	(5,205)	(54,183)	(87,007)
Total performance fee compensation - realized	2,102	11,041	61,165	46,723
Total performance fee compensation - unrealized	(22,395)	22,222	51,478	79,225
Total investment income	31,129	(21,417)	16,123	(66,515)
Fee related earnings	$83,442	$77,017	$252,284	$213,087
Management fees	$162,210	$153,676	$485,013	$436,940
Administrative fees and other income	1,333	1,307	3,164	4,679
Compensation and benefits	(64,553)	(66,358)	(193,824)	(191,836)
General, administrative and other expenses	(15,548)	(11,608)	(42,069)	(36,696)
Fee related earnings	$83,442	$77,017	$252,284	$213,087

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Performance related earnings:
Income (loss) before taxes	$(32,085)	$(76,885)	$71,916	$389,279
Adjustments:
Amortization of intangibles	10,061	6,143	37,600	21,692
Depreciation expense	1,841	1,844	5,063	5,651
Equity compensation expenses	8,407	7,521	24,126	75,088
Acquisition-related expenses	1,489	4,871	4,284	7,584
Merger-related expenses	4,824	—	7,779	—
Placement fees and underwriting costs	1,956	3,267	6,463	7,825
OMG expenses, net	40,362	35,794	115,095	105,866
Loss on fixed asset disposal	—	2,937	10	2,937
Other non-cash expense	—	324	—	324
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	9,541	122,031	7,696	(285,872)
Economic net income	46,397	107,849	280,033	330,372
Total management fees	(162,210)	(153,676)	(485,013)	(436,940)
Administrative fees and other income	(1,333)	(1,307)	(3,164)	(4,679)
Compensation and benefits	64,553	66,358	193,824	191,836
General, administrative and other expenses	15,548	11,608	42,069	36,696
Performance related earnings	$(37,045)	$30,832	$27,749	$117,281
Total performance fees-realized	$7,632	$37,473	$102,332	$89,707
Total performance fees-unrealized	(33,841)	5,205	54,183	87,007
Total performance fee compensation-realized	(2,102)	(11,041)	(61,165)	(46,723)
Total performance fee compensation-unrealized	22,395	(22,222)	(51,478)	(79,225)
Net investment income (loss)	(31,129)	21,417	(16,123)	66,515
Performance related earnings	$(37,045)	$30,832	$27,749	$117,281

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Distributable earnings
Income (loss) before taxes	$(32,085)	$(76,885)	$71,916	$389,279
Adjustments:
Amortization of intangibles	10,061	6,143	37,600	21,692
Equity compensation expenses	8,407	7,521	24,126	75,088
OMG distributable loss(1)	42,358	37,067	120,219	110,419
Non-cash acquisition-related expenses	43	—	1,630	—
Merger-related expenses	4,824	—	7,779	—
Taxes paid(2)	(905)	(625)	(2,290)	(1,180)
Dividend equivalent	(974)	—	(2,844)	—
Other non-cash items	(63)	324	(472)	324
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	9,541	122,031	7,696	(285,872)
Unrealized performance fees	33,841	(5,205)	(54,183)	(87,007)
Unrealized performance fee compensation	(22,395)	22,222	51,478	79,225
Unrealized investment and other income (loss)	29,288	(10,204)	37,398	(23,331)
Distributable earnings	$81,942	$102,391	$300,054	$278,637
Fee related earnings	$83,442	$77,017	$252,284	$213,087
Performance fees—realized	7,632	37,473	102,332	89,707
Performance fee compensation—realized	(2,102)	(11,041)	(61,165)	(46,723)
Investment and other income realized, net	(1,842)	11,215	21,275	43,184
Net performance related earnings—realized	3,688	37,647	62,442	86,168
Less:
Dividend equivalent(3)	(727)	—	(2,130)	—
One-time acquisition costs(3)	(988)	(4,871)	(1,459)	(5,507)
Income tax expense(3)	(227)	(228)	(1,094)	(572)
Non-cash items	(63)	—	(472)	—
Placement fees and underwriting costs	(1,957)	(3,267)	(6,463)	(7,825)
Non-cash depreciation and amortization(3)	(1,226)	(3,904)	(3,054)	(6,715)
Distributable earnings	$81,942	$102,391	$300,054	$278,637

(1)	Represents OMG distributable earnings which includes depreciation expense.
(2)	Represents current portion of income tax expense of subsidiary operating entities.
(3)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

(e)	The reconciliation of total segment assets to total assets reported in the Condensed Consolidated Statements of Financial Condition consists of the following:

	September 30,	September 30,
	2015	2014
Total assets from Consolidated Funds added in consolidation	$2,920,886	$21,241,545
Total assets from Consolidated Funds eliminated in consolidation	(168,984)	(814,279)
OMG assets	17,992	9,629
Total consolidation adjustments and reconciling items	$2,769,894	$20,436,895

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

17. CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of September 30, 2015 and December 31, 2014 and results from operations for the three and nine months ended September 30, 2015 and 2014.

	As of September 30, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$387,678	$—	$—	$387,678
Restricted cash and cash equivalents	554	—	—	554
Investments, at fair value	602,015	—	(161,874)	440,141
Derivative assets, at fair value	520	—	—	520
Performance fees receivable	565,385	—	(3,917)	561,468
Due from affiliates	153,245	—	(2,706)	150,539
Other assets	56,932	—	—	56,932
Intangible assets, net	93,616	—	—	93,616
Goodwill	144,123	—	—	144,123
Assets of Consolidated Funds
Cash and cash equivalents	—	85,943	—	85,943
Investments	—	2,785,753	—	2,785,753
Due from affiliates	—	9,169	(487)	8,682
Dividends and interest receivable	—	12,812	—	12,812
Receivable for securities sold	—	25,785	—	25,785
Derivative assets, at fair value	—	832	—	832
Other assets	—	592	—	592
Total assets	$2,004,068	$2,920,886	$(168,984)	$4,755,970
Liabilities
Accounts payable and accrued expenses	$138,945	$—	$—	$138,945
Accrued compensation	114,807	—	—	114,807
Derivative liabilities, at fair value	1,802	—	—	1,802
Due to affiliates	8,874	—	(134)	8,740
Performance fee compensation payable	412,269	—	—	412,269
Debt obligations	595,740	—	—	595,740
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	18,687	—	—	18,687
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	7,163	(6)	7,157
Due to affiliates	—	3,189	(3,189)	—
Payable for securities purchased	—	26,934	—	26,934
Derivative liabilities, at fair value	—	9,508	—	9,508
CLO loan obligations	—	2,251,993	(30,849)	2,221,144
Fund borrowings	—	161,734	—	161,734
Total liabilities	1,311,124	2,460,521	(34,178)	3,737,467
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,632	—	—	23,632
Non-controlling interest in Consolidated Funds
Non-controlling interest in Consolidated Funds	—	449,906	(138,042)	311,864
Equity appropriated for Consolidated Funds	—	10,460	—	10,460
Non-controlling interest in Consolidated Funds	—	460,366	(138,042)	322,324
Non-controlling interest in Ares Operating Group entities	416,499	—	—	416,499
Controlling interest in Ares Management, L.P.:
Partners' Capital ( 80,676,995 units issued and outstanding)	258,305	—	—	258,305
Accumulated other comprehensive gain (loss)	(5,493)	—	3,236	(2,257)
Total controlling interest in Ares Management, L.P	252,812	—	3,236	256,048
Total equity	669,311	460,366	(134,806)	994,871
Total liabilities, redeemable interests, non-controlling interests and equity	$2,004,068	2,920,886	(168,984)	$4,755,970

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	As of December 31, 2014
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$148,858	$—	$—	$148,858
Restricted cash and cash equivalents	32,734	—	—	32,734
Investments	598,074	—	(424,022)	174,052
Derivative assets, at fair value	7,623	—	—	7,623
Performance fees receivable	548,098	—	(361,039)	187,059
Due from affiliates	166,225	—	(19,691)	146,534
Other assets	58,809	—	(93)	58,716
Intangible assets, net	40,948	—	—	40,948
Goodwill	85,582	—	—	85,582
Assets of Consolidated Funds
Cash and cash equivalents	—	1,314,397	—	1,314,397
Investments	—	19,123,950	—	19,123,950
Loans held for investment, net	—	77,514	—	77,514
Due from affiliates	—	13,262	(1,920)	11,342
Dividends and interest receivable	—	81,331	—	81,331
Receivable for securities sold	—	132,753	—	132,753
Derivative assets, at fair value	—	3,126	—	3,126
Other assets	—	12,473	—	12,473
Total assets	$1,686,951	$20,758,806	$(806,765)	$21,638,992
Liabilities
Accounts payable and accrued expenses	$101,912	$—	$(602)	$101,310
Accrued compensation	129,433	—	—	129,433
Derivative liabilities, at fair value	2,850	—	—	2,850
Due to affiliates	19,881	—	(851)	19,030
Performance fee compensation payable	381,164	—	(896)	380,268
Debt obligations	243,491	—	—	243,491
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	19,861	—	—	19,861
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	68,674	(85)	68,589
Due to affiliates	—	63,417	(60,976)	2,441
Payable for securities purchased	—	618,902	—	618,902
Derivative liabilities, at fair value	—	42,332	—	42,332
Securities sold short, at fair value	—	3,763	—	3,763
Deferred tax liability, net	—	22,214	—	22,214
CLO loan obligations	—	12,120,842	(71,672)	12,049,170
Fund borrowings	—	777,600	—	777,600
Mezzanine debt	—	378,365	—	378,365
Total liabilities	918,592	14,096,109	(135,082)	14,879,619
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,037,450	—	1,037,450
Redeemable interest in Ares Operating Group entities	23,988	—	—	23,988
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	5,663,172	(674,443)	4,988,729
Equity appropriated for Consolidated Funds	—	(37,926)	—	(37,926)
Non-controlling interest in Consolidated Funds	—	5,625,246	(674,443)	4,950,803
Non-controlling interest in Ares Operating Group entities	463,493	—	—	463,493
Controlling interest in Ares Management, L.P.:
Partners' Capital ( 80,667,664 units issued and outstanding)	285,025	—	—	285,025
Accumulated other comprehensive gain (loss)	(4,146)	—	2,760	(1,386)
Total controlling interest in Ares Management, L.P	280,879	—	2,760	283,639
Total equity	744,372	5,625,246	(671,683)	5,697,935
Total liabilities, redeemable interests, non-controlling interests and equity	$1,686,951	$20,758,806	$(806,765)	$21,638,992

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended September 30, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $31,680)	$162,210	$—	$(4,159)	$158,051
Performance fees	(27,710)	—	5,487	(22,223)
Other fees	8,026	—	—	8,026
Total revenues	142,526	—	1,328	143,854
Expenses
Compensation and benefits	104,872	—	—	104,872
Performance fee compensation	(20,293)	—	—	(20,293)
General, administrative and other expense	50,862	—	—	50,862
Consolidated Fund expenses	—	5,104	(4,159)	945
Total expenses	135,441	5,104	(4,159)	136,386
Other income (expense)
Interest and other investment income	1,767	—	(718)	1,049
Interest expense	(5,913)	—	—	(5,913)
Other income (expense), net	3,267	—	(498)	2,769
Net realized gain (loss) on investments	(963)	—	(115)	(1,078)
Net change in unrealized appreciation (depreciation) on investments	(27,788)	—	21,182	(6,606)
Interest and other investment income of Consolidated Funds	—	32,306	—	32,306
Interest expense of Consolidated Funds	—	(26,344)	2,496	(23,848)
Net realized gain (loss) on investments of Consolidated Funds	—	(1,517)	—	(1,517)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	(30,571)	(6,144)	(36,715)
Total other income (expense)	(29,630)	(26,126)	16,203	(39,553)
Income (loss) before taxes	(22,545)	(31,230)	21,690	(32,085)
Income tax expense (benefit)	5,901	(322)	—	5,579
Net income (loss)	(28,446)	(30,908)	21,690	(37,664)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(30,908)	21,690	(9,219)
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	(119)	—	—	(119)
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(16,977)	—	—	(16,977)
Net income (loss) attributable to Ares Management, L.P.	$(11,349)	$—	$—	$(11,349)

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended September 30, 2014
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $31,156)	$153,676	$—	$(26,212)	$127,464
Performance fees	41,472	—	413	41,885
Other fees	6,568	—	(756)	5,812
Total revenues	201,716	—	(26,555)	175,161
Expenses
Compensation and benefits	100,928	—	—	100,928
Performance fee compensation	33,263	—	—	33,263
General, administrative and other expense	41,737	—	—	41,737
Consolidated Fund expenses	—	53,685	(26,276)	27,409
Total expenses	175,928	53,685	(26,276)	203,337
Other income (expense)
Interest and other investment income	2,365	—	(1,713)	652
Interest expense	(1,565)	—	—	(1,565)
Other income (expense), net	(1,609)	—	—	(1,609)
Net realized gain (loss) on investments	9,560	—	(7,835)	1,725
Net change in unrealized appreciation (depreciation) on investments	10,607	—	506	11,113
Interest and other investment income of Consolidated Funds	—	191,112	(1,512)	189,600
Interest expense of Consolidated Funds	—	(216,904)	1,380	(215,524)
Net realized gain (loss) on investments of Consolidated Funds	—	(30,972)	—	(30,972)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	1,342	(3,471)	(2,129)
Total other income (expense)	19,358	(55,422)	(12,645)	(48,709)
Income (loss) before taxes	45,146	(109,107)	(12,924)	(76,885)
Income tax expense (benefit)	4,061	(1,662)	—	2,399
Net income (loss)	41,085	(107,445)	(12,924)	(79,284)
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	(28,160)	4,466	(23,694)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(79,285)	(17,390)	(96,675)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	191	—	—	191
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	26,923	—	—	26,923
Net income attributable to Ares Management, L.P.	$13,971	$—	$—	$13,971

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Nine Months Ended September 30, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $89,972)	$485,013	$—	$(11,672)	$473,341
Performance fees	152,004	—	8,347	160,351
Other fees	22,409	—	(1,178)	21,231
Total revenues	659,426	—	(4,503)	654,923
Expenses
Compensation and benefits	305,808	—	—	305,808
Performance fee compensation	112,643	—	—	112,643
General, administrative and other expense	149,740	—	—	149,740
Consolidated Fund expenses	—	28,077	(12,850)	15,227
Total expenses	568,191	28,077	(12,850)	583,418
Other income (expense)
Interest and other investment income	15,069	—	(2,623)	12,446
Interest expense	(13,251)	—	—	(13,251)
Other income (expense), net	(1,776)	—	977	(799)
Net realized gain (loss) on investments	21,324	—	(8,600)	12,724
Net change in unrealized appreciation (depreciation) on investments	(32,990)	—	32,301	(689)
Interest and other investment income of Consolidated Funds	—	89,992	—	89,992
Interest expense of Consolidated Funds	—	(66,073)	6,081	(59,992)
Net realized gain (loss) on investments of Consolidated Funds	—	12,493	—	12,493
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	(42,456)	(10,057)	(52,513)
Total other income (expense)	(11,624)	(6,044)	18,079	411
Income (loss) before taxes	79,611	(34,121)	26,426	71,916
Income tax expense	15,732	9	—	15,741
Net income (loss)	63,879	(34,130)	26,426	56,175
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(34,130)	26,426	(7,705)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	310	—	—	310
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	44,376	—	—	44,376
Net income attributable to Ares Management, L.P.	$19,194	$—	$—	$19,194

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Nine Months Ended September 30, 2014
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $85,140)	$436,940	$—	$(84,501)	$352,439
Performance fees	165,777	—	(96,503)	69,274
Other fees	20,009	—	(1,315)	18,694
Total revenues	622,726	—	(182,319)	440,407
Expenses
Compensation and benefits	347,591	—	—	347,591
Performance fee compensation	125,948	—	—	125,948
General, administrative and other expense	119,972	—	—	119,972
Consolidated Fund expenses	—	144,014	(90,956)	53,058
Total expenses	593,511	144,014	(90,956)	646,569
Other income (expense)
Interest and other investment income	13,771	—	(6,098)	7,673
Interest expense	(5,241)	—	—	(5,241)
Other income (expense), net	(4,847)	—	—	(4,847)
Net realized gain (loss) on investments	37,039	—	(36,565)	474
Net change in unrealized appreciation (depreciation) on investments	33,469	—	(8,507)	24,962
Interest and other investment income of Consolidated Funds	—	740,052	(1,769)	738,283
Interest expense of Consolidated Funds	—	(568,407)	4,100	(564,307)
Net realized gain (loss) on investments of Consolidated Funds	—	71,833	—	71,833
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	329,012	(2,401)	326,611
Total other income (expense)	74,191	572,490	(51,240)	595,441
Income before taxes	103,406	428,476	(142,603)	389,279
Income tax expense	3,463	(2,492)	—	971
Net income	99,943	430,968	(142,603)	388,308
Less: Net income attributable to redeemable interests in Consolidated Funds	—	28,066	(1,299)	26,767
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	402,901	(141,304)	261,597
Less: Net income attributable to redeemable interests in Ares Operating Group entities	573	—	—	573
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	67,556	—	—	67,556
Net income attributable to Ares Management, L.P.	$31,815	$—	$—	$31,815

18. SUBSEQUENT EVENTS

In October 2015, the Company declared a quarterly distribution of $0.13 per common unit to common unitholders of record at the close of business on November 24, 2015, payable on December 8, 2015.

On October 27, 2015, the Company and Kayne Anderson Capital Advisors, L.P. (“KACALP”) announced that Ares Holdings, Ares Investments (together with Ares Holdings, the “Ares Parties”), KACALP and KA Fund Advisors, LLC (together with KACALP, “Kayne Anderson”) had mutually agreed to terminate their definitive merger agreement.

As part of the termination agreement, the Ares Parties will reimburse KACALP for $30.0 million estimated out-of-pocket deal expenses. Additionally, the Ares Parties and their affiliates and principals and related parties (collectively,

Ares Management, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

For the Three Months and Nine Months Ended September 30, 2015 and 2014

and as of September 30, 2015 and December 31, 2014

(unaudited)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

the “Ares Investors”) will also invest $150.0 million of capital to be managed by KACALP (or its subsidiaries) comprised of (a) a $50.0 million capital commitment to Kayne Anderson Energy Fund VII, L.P.; (b) a $50.0 million capital commitment to Kayne Private Energy Income Fund, L.P.; and (c) $50.0 million in (i) a separately managed account that will invest in (x) MLP marketable securities and (y) midstream energy companies or (ii) one or more commingled hedge funds managed by KACALP (or its subsidiaries) designated by the Ares Investors.  The Ares Investors (taken as a whole) expect to obtain terms as favorable as those provided to other similarly sized investors making such investments or commitments, and will each invest in such funds on the same terms.  It is currently contemplated that subsidiaries of the Company will be responsible for approximately 50% of such investments.

The termination of the merger agreement constituted a special mandatory redemption event under the indenture governing the AFC II Notes.  On November 5, 2015, a subsidiary of the Company redeemed the AFC II Notes at 101% of the principal amount, plus accrued and unpaid interest.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Unless the context otherwise requires, references to “we,” “us,” “our,” “the Partnership” and “the Company” are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries since the consummation of the Reorganization. When used in the historical context (i.e., prior to May 1, 2014), these terms are intended to mean the business and operations of our Predecessors. Our “Predecessors” refers to AHI and Ares Investments LLC, as well as their wholly owned subsidiaries and managed funds, in each case prior to our Reorganization. For ease of reference, we refer to the historical financial results of AHI and Ares Investments LLC prior to the Reorganization as “our” historical financial results. The following discussion analyzes the financial condition and results of operations of the Partnership and, for periods prior to May 1, 2014, the financial condition and results of operations of our Predecessors. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10‑Q and the audited, consolidated financial statements and the related notes included in the Annual Report on Form 10‑K of Ares Management, L.P.

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

•

Tradable Credit Group:  Our Tradable Credit Group managed approximately 80 funds as of September 30, 2015, which seek a wide variety of investments ranging from commingled and separately managed accounts for institutional investors to a  publicly traded vehicle and sub‑advised funds for retail investors, with approximately $33.2 billion of assets under management as of September 30, 2015. While each of the group’s funds is tailored to specific investment objectives, mandates can be broadly categorized between long‑only credit and alternative credit investment strategies.

•

Direct Lending Group:  Our Direct Lending Group is one of the largest self‑originating direct lenders to the U.S. and European middle markets, with approximately $33.6 billion of assets under management across approximately 40 funds or investment vehicles as of September 30, 2015, which include separately managed accounts for large institutional investors seeking tailored investment solutions, commingled funds and joint venture lending programs. In the second quarter of 2014, the group acquired Keltic Financial Services LLC and Keltic Financial Partners II, LP, a commercial finance company that provides asset‑based loans to small and middle market companies based in New York (the “Keltic acquisition”) and now operates as Ares Commercial Finance. Subsequently, in the second quarter of 2015, Ares Commercial Finance acquired First Capital Holdings, Inc. (“FCC acquisition”), a specialty finance company that provides asset‑based loans.

•

Private Equity Group:  Our Private Equity Group has achieved compelling investment returns for a loyal and growing group of high profile limited partners and had approximately $14.6 billion of assets under management as of September 30, 2015. The group managed four corporate private equity commingled funds focused on North America and, to a lesser extent Europe, one China growth fund and four commingled funds and six related co‑investment vehicles focused on U.S. power and energy assets as of September 30, 2015. The corporate private equity funds pursue majority or shared control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The China growth fund pursues privately negotiated growth equity investments in China. On January 1, 2015, the group acquired EIF Management, LLC (“EIF”). EIF had approximately $4.5 billion of AUM across four commingled funds and six related co-investment vehicles as of September 30, 2015. The EIF funds target assets across the U.S. power generation, transmission, and midstream sectors, and seek attractive risk‑adjusted equity returns with current cash flow and capital appreciation.

•

Real Estate Group:  Our Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.1 billion of assets under management across approximately  40 funds and services a portfolio of over $6.0 billion in mortgage loans principally through a subsidiary of ACRE as of September 30, 2015. Our Real Estate Group provides debt and equity capital to a broad spectrum of borrowers, property owners and real estate developers. We seek to create value for investors by investing in under‑ managed and undercapitalized assets in supply‑constrained markets, targeting de‑risked assets and markets with consistent demand fundamentals, high barriers to new supply and strong liquidity characteristics. The group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts.

The OMG consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, business development, legal/compliance and human resources. Additionally, the OMG provides services to certain of our investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. Our clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned infrastructure support functions. As such, significant investments have been made to develop the OMG. We have successfully launched new business lines, integrated acquired businesses into the operations and created scale within the OMG to support a much larger platform in the future. The OMG’s expenses are not allocated to our four reportable segments but we consider the cost structure of the OMG when evaluating our financial performance.

The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in our Consolidated Funds’ and non‑consolidated funds’ applicable investment management or partnership agreements and represent either an incentive fee or carried interest. Other income (expense) represents the investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from the investments of the Company and the Consolidated Funds, as well as interest expense. Administrative expense reimbursements are administrative services that we provide to certain of our affiliated funds that are reported within other fees. In accordance with GAAP, we are required to consolidate those funds in which we hold a general partner interest that gives us substantive control rights over those funds. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, general, administrative and other expenses, as well as realized and unrealized performance fee compensation.

Trends Affecting Our Business

We believe that our disciplined investment philosophy across our four distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, as approximately 54.6% of our assets under management (“AUM”) were in funds with a remaining contractual life of seven years or more as of September 30, 2015, including 14.4% that were in permanent capital vehicles with unlimited duration, our funds have a stable base of committed capital which enables us to invest in assets with a long term focus over different points in a market cycle and take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

September marked a challenging end to a highly volatile quarter for capital markets as elevated global growth concerns, continued instability in the commodity sector and the U.S. Federal Open Markets Committee’s decision to delay an initial interest rate increase heightened investor apprehension and drove a widespread aversion to risk assets. Credit markets weakened as investors divested risk assets, as exemplified by the high yield market, which continued to be pressured by volatility in energy and commodity related sectors that extended to the broader high yield market as the quarter came to a close. As a result, bank loans outperformed high yield bonds during the third quarter of 2015 as the Credit Suisse Leveraged Loan Index decreased 1.22% while the BofA Merrill Lynch U.S. High Yield Master II Index declined 4.90%. Amid fears around the health of the Chinese economy, pronounced weakness in the emerging markets and evolving speculation surrounding Federal Open Market Committee policy action, equity markets experienced elevated volatility and underperformed both bank loans and high yield bonds with the S&P 500 declining 6.44% during the third quarter of 2015.

Concerns in Europe surrounding a Greek exit from the European Union were coupled with weakening economic data out of China and concerns over a broader slowing in global economic growth during the third quarter of 2015. Acknowledging increased economic uncertainty globally and an ongoing tenuous recovery, the European Central Bank indicated it would expand its quantitative easing initiatives if necessary, matching ongoing stimulus efforts from the Bank of Japan and the Bank of China. With the U.S. Federal Reserve Bank set to begin tightening monetary policy later this year or early next year, the impact of such interest rate hikes on a relatively strong U.S. economy against the backdrop of a weakening global economy will be carefully watched.

For Ares’ businesses, these markets and economies have created opportunities, particularly in the Direct Lending Group and Private Equity Group, and within alternative credit and special situations funds in the Tradable Credit Group, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables both our Direct Lending and Tradable Credit Groups to reduce risk and enhance returns as market conditions shift. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Tradable Credit and Direct Lending Groups to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 80% of the debt assets within our Tradable Credit Group and approximately 93% within our Direct Lending Group are floating rate instruments, which we believe helps mitigate price volatility associated with changes in the treasury’s yield curve.

Notwithstanding the potential opportunities of market volatility, future earnings, cash flows and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.

See “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2014, for a discussion of the risks to which our businesses are subject.

Recent Transactions

On January 1, 2015, we completed the acquisition of all of the outstanding membership interests of EIF, a Delaware limited liability company, in accordance with the membership interest purchase agreement entered into on October 30, 2014 for a consideration of $149.2 million, in the form of cash, equity and contingent consideration. EIF is a leading asset manager in the energy infrastructure industry with approximately $4.5 billion of AUM across four commingled funds and six related co‑investment vehicles as of September 30, 2015. Through this transaction, we have established a new, power and energy assets equity strategy within our Private Equity Group that focuses on generating long‑term, stable cash‑flowing investments in the power generation, transmission and midstream energy sector. For further details about this transaction, see Note 3, “Business Combinations, Goodwill and Intangible Assets,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

On July 23, 2015, the Company and Kayne Anderson Capital Advisors, L.P. (“KACALP”) announced that Ares Holdings L.P. (“Ares Holdings”), Ares Investments L.P. (“Ares Investments” and, together with Ares Holdings, the “Ares Parties”), KACALP and KA Fund Advisors, LLC (together with KACALP, “Kayne Anderson”) had entered into a definitive business combination and merger agreement pursuant to which Ares Holdings and Ares Investments planned to acquire the equity interests of Kayne Anderson.

On October 27, 2015, the Company and KACALP announced that the Ares Parties, KACALP and Kayne Anderson had mutually agreed to terminate their definitive merger agreement due to different views on how to best proceed with the merger in response to the current market conditions in the energy sector. As part of the termination agreement, the Ares Parties will reimburse KACALP for $30.0 million of estimated out-of-pocket deal expenses. Additionally, the Ares Parties and their affiliates and principals and related parties (collectively, the “Ares Investors”) will also invest $150.0 million of capital to be managed by KACALP (or its subsidiaries) comprised of (a) a $50.0 million capital commitment to Kayne Anderson Energy Fund VII, L.P.; (b) a $50.0 million capital commitment to Kayne Private Energy Income Fund, L.P.; and (c) $50.0 million in (i) a separately managed account that will invest in (x) MLP marketable securities and (y) midstream energy companies or (ii) one or more commingled hedge funds managed by KACALP (or its subsidiaries) designated by the Ares Investors.  The Ares Investors (taken as a whole) expect to obtain terms as favorable as those provided to other similarly sized investors making such investments or commitments, and will each invest in such funds on the same terms.  It is currently contemplated that subsidiaries of the Company will be responsible for approximately 50% of such investments.

The termination of the merger agreement constituted a special mandatory redemption event under the indenture governing the AFC II Notes.  On November 5, 2015, a subsidiary of the Company redeemed the AFC II Notes (as defined below) at 101% of the principal amount, plus accrued and unpaid interest.

Consolidation and Deconsolidation of Ares Funds

Pursuant to GAAP, we consolidate our Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 3.2% of our AUM as of September 30, 2015 and 2.4% of our management fees and 5.5% of our performance fees for the nine months ended September 30, 2015. As of September 30, 2015, we consolidated five CLOs and nine non‑CLOs and as of September 30, 2014, we consolidated 31 CLOs and 35 non‑CLOs. As of September 30, 2015, we held $102.9 million of investments in our CLOs and $499.1 million in non‑CLOs, which represents the maximum exposure to loss.

We generally deconsolidate CLOs upon liquidation or dissolution at the end of their finite lives. In contrast, the other funds we advise are deconsolidated when we are no longer deemed to control the entity.

During the third quarter of 2015, we adopted the Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis” issued by the Financial Accounting Standards Board (the “FASB”). The adoption of this amended accounting guidance resulted in the deconsolidation of entities we previously included in our consolidated results because we are no longer deemed to have a controlling financial interest in those entities. We adopted this revised accounting guidance using the modified retrospective approach and ceased to consolidate those entities effective January 1, 2015. Fifty-six entities were deconsolidated as a result of this change in guidance. The results of these entities have been removed from our consolidated results for the three and nine months ended September 30, 2015. Further, the Company’s management fees, performance fees and components of other income (expense) are reflected as increases as portions of these amounts had previously been eliminated upon consolidation of funds from which they were earned. See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the impact of the adoption of ASU 2015-02.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non‑recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross‑up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to

us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non‑redeemable non‑controlling interests in the Consolidated Funds and equity appropriated for our Consolidated Funds in our condensed consolidated financial statements.

The performance of our Consolidated Funds is not necessarily consistent with or representative of the combined performance trends of all of our funds. See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Managing Business Performance

Non‑GAAP Financial Measures

Economic Net Income.  Economic net income (or “ENI”) is a key performance indicator used in the alternative asset management industry. ENI represents net income excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation expense, (d) the effects of changes arising from corporate actions and (e) certain other items that we believe are not indicative of our core performance. Changes arising from corporate actions include equity‑based compensation expenses, the amortization of intangible assets, transaction costs associated with acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. ENI is evaluated regularly by management as a decision tool for deployment of resources and to assess performance of our business segments. We believe that reporting ENI is helpful in understanding our business and that investors should review the same supplemental non‑GAAP financial measures that our management uses to analyze our segment performance.

Fee Related Earnings.  Fee related earnings (or “FRE”) is a component of ENI and is used to assess the ability of our business to cover direct base compensation and operating expenses from management fees. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from our Consolidated Funds and certain other items.

Performance Related Earnings.  Performance related earnings (or “PRE”) is a component of ENI and is a measure used to assess our investment performance and our ability to cover performance fee compensation from performance fees and total investment income. PRE differs from income before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income (expense) earned from our Consolidated Funds and non‑consolidated funds.

Distributable Earnings.  Distributable earnings (or “DE”) is a pre‑income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation, realized net investment and other income and is generally reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in “—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures.”

These non‑GAAP financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under “—Overview of Consolidated Results of Operations”, which are prepared in accordance with GAAP. For a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures.” Additionally, see Note 16, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

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

Assets Under Management

Assets under management refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:

•	net asset value (“NAV”) of such funds;
•	the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions); and
•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

“NAV” refers to the:

•	fair value of all the assets of a fund (including cash and accrued interest and dividends); less
•	the fair value of all liabilities of the fund (including accrued expenses and reserves for contingent liabilities).

For our funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.

The table below provides the period‑to‑period rollforward of AUM:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Consolidated Segments
Change in AUM:
Beginning of period	$87,522	$79,238	$81,761	$74,005
Acquisitions(1)	—	(216)	4,581	(179)
Commitments(2)	6,453	3,585	12,073	12,845
Capital reduction(3)	(978)	(1,023)	(2,933)	(4,049)
Distributions(4)	(1,121)	(1,370)	(4,520)	(4,031)
Change in fund value(5)	(359)	(599)	555	1,025
End of period	$91,517	$79,616	$91,517	$79,616
Average AUM	$89,519	$79,427	$86,639	$76,810

(1)	Represents AUM acquired via acquisition. The 2014 offset to acquisitions represents the termination of an agreement for previously acquired real estate management contracts.
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

As of September 30, 2015 and 2014, our uninvested AUM, which we refer to as dry powder, was $21.7 billion and $18.5 billion, respectively, primarily attributable to our funds in the Direct Lending Group and the Private Equity Group.

Please refer to “—Results of Operations by Segment” for a detailed discussion by segment of the activity affecting total AUM for each of the periods presented.

Fee Earning Assets Under Management

Fee earning AUM refers to the AUM on which we directly or indirectly earn management fees. We view fee earning AUM as a metric to measure changes in the assets from which we earn management fees. Our fee earning AUM is the sum of all the individual fee bases of our funds that contribute directly or indirectly to our management fees and generally equals the sum of:

•

for certain closed‑end funds within the reinvestment period in the Tradable Credit Group, the Private Equity Group funds and certain private funds in the Real Estate Group, the amount of limited partner capital commitments (see “Fee earning AUM based on capital commitments” in the “Components of fee earning AUM” table below for the amount of this component of fee earning AUM as of each period);

•

for the aforementioned closed‑end funds beyond the reinvestment period as well as the structured assets funds in the Tradable Credit Group, certain managed accounts within their reinvestment period, the mezzanine fund in the Direct Lending Group, European funds in the Direct Lending Group and co‑ invest vehicles in the Real Estate Group, the amount of limited partner invested capital (see “Fee earning AUM based on invested capital” in the “Components of fee earning AUM” table below for the amount of this component of fee earning AUM as of each period);

•

for CLOs, the gross amount of aggregate collateral balance at par, adjusted for defaulted or discounted collateral (see “Fee earning AUM based on collateral balances, at par” in the “Components of fee earning AUM” table below for the amount of this component of fee earning AUM as of each period); and

•

for the remaining funds in the Tradable Credit Group, ARCC, certain managed accounts in the Direct Lending Group and certain debt funds in the Real Estate Group, the portfolio value, gross asset value or NAV, adjusted in certain instances for cash or certain accrued expenses (see “Fee earning AUM based on market value/other” in the “Components of fee earning AUM” table below for the amount of this component of fee earning AUM as of each period).

Fee earning AUM in the Direct Lending Group includes the AUM of the Senior Secured Loan Program (the “SSLP”), a program co‑managed by a subsidiary of Ares through which ARCC co‑invests with affiliates of General Electric Company (“GE”), and from Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and a registered investment adviser, on which we indirectly generate fees, in each case calculated in accordance with the above. In April 2015, GE announced its intention to sell most of the assets of GE Capital Corporation (“GECC”) and to exit certain parts of its commercial lending business.  In August 2015, GE completed the sale of certain of its assets, excluding the SSLP, to a strategic partner, with whom the Company remains in negotiations to replace GE’s role in the SSLP.  GECC has also stated that if a mutual agreement between the Company and one of GE’s strategic partners is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. The Company is also exploring other options with respect to the SSLP’s portfolio, although there can be no assurance that the Company will pursue any of them or of the expected outcome.

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

The table below provides the period‑to‑period rollforward of fee earning AUM:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Consolidated segments
Change in fee earning AUM:
Beginning of period	$66,008	$59,244	$61,359	$59,162
Acquisitions(1)	—	(165)	4,046	(165)
Commitments(2)	2,443	2,723	4,052	4,179
Subscriptions/deployment/increase in leverage(3)	840	1,384	4,241	6,042
Redemption/distributions/decrease in leverage(4)	(2,717)	(2,684)	(6,559)	(9,503)
Change in fund value(5)	(5)	(191)	242	704
Change in fee basis(6)	152	(391)	(660)	(500)
End of period	$66,722	$59,920	$66,722	$59,920
Average fee earning AUM	$66,365	$59,582	$64,040	$59,541

(1)	Represents fee earning AUM acquired via acquisition.
(2)	Represents net new commitments during the period for funds that earn management fees based on committed capital.
(3)	Represents subscription, capital deployment and increase in leverage (for funds that earn fees on a gross asset basis).
(4)	Represents redemptions, distributions and decrease in leverage (for funds that earn fees on a gross asset basis).
(5)

Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

(6)

Represents the change in fee basis from committed capital to invested capital or from net to gross basis and includes a reduction in fee basis of $346.9 million for the nine months ended September 30, 2015 to reflect fee earning AUM as of the end of the period presented.

The table below breaks out fee earning AUM by its respective components at each period:

	As of September 30,
	2015	2014
	(Dollars in millions)
Consolidated segments
Components of fee earning AUM:
Fee earning AUM based on capital commitments(1)	$9,159	$6,535
Fee earning AUM based on invested capital(2)	12,440	9,234
Fee earning AUM based on market value/other(3)	22,378	21,759
Fee earning AUM based on collateral balances, at par(4)	22,745	22,392
Total fee earning AUM	$66,722	$59,920

(1)	Reflects limited partner capital commitments to funds for which the investment period has not expired.
(2)	Reflects limited partner invested capital, and for certain funds in the Real Estate Group it also reflects general partner invested capital.
(3)	Market value/other include variances for some funds that are attributable to management fee basis calculations based on average portfolio values or beginning of period portfolio values.
(4)	Reflects the gross amount of aggregate collateral balances, at par, for our CLOs and the SSLP.

Fund Performance Metrics

Fund performance information for our investment funds that contributed at least 1% of our total management fees for the nine months ended September 30, 2015, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. In addition to management fees, some of these significant funds pay performance fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our performance and is also not indicative of the future performance of any particular fund. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “—Results of Operations by Segment—Tradable Credit Group—Fund Performance Metrics as of September 30, 2015,” “—Direct Lending Group—Fund Performance Metrics as of September 30, 2015,” “—Private Equity Group—Fund Performance Metrics as of September 30, 2015” and “—Real Estate Group—Fund Performance Metrics as of September 30, 2015” for a detailed discussion of fund performance by segment.

Results of Operations

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three months and nine months ended September 30, 2015 and 2014 presented in accordance with GAAP. The condensed consolidated financial statements of the Ares Operating Group entities have been prepared on substantially the same basis for all historical periods presented; however, following our Reorganization and initial public offering, net income attributable to our Predecessor is presented together with net income attributable to non‑controlling interests in Ares Operating Group entities. Additionally, Consolidated Funds are not necessarily the same entities in each year presented due to the adoption of ASU 2015-02; changes in ownership; changes in limited partners’ rights; and the creation and termination of funds. We consolidate funds where we are deemed to hold a controlling financial interest. As further described below, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-

controlling interests in Consolidated Funds for the three months and nine months ended September 30, 2015 and 2014. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Statements of operations data
Revenues
Management fees (includes ARCC Part I Fees of $31,680, $89,972 and $31,156, $85,140 for the three and nine months ended September 30, 2015 and 2014, respectively)	$158,051	$127,464	$473,341	$352,439
Performance fees	(22,223)	41,885	160,351	69,274
Other fees	8,026	5,812	21,231	18,694
Total revenues	143,854	175,161	654,923	440,407
Expenses
Compensation and benefits	104,872	100,928	305,808	347,591
Performance fee compensation	(20,293)	33,263	112,643	125,948
General, administrative and other expenses	50,862	41,737	149,740	119,972
Consolidated Funds’ expenses	945	27,409	15,227	53,058
Total expenses	136,386	203,337	583,418	646,569
Other income (expense)
Interest and other investment income	1,049	652	12,446	7,673
Interest expense	(5,913)	(1,565)	(13,251)	(5,241)
Other income (expense), net	2,769	(1,609)	(799)	(4,847)
Net realized gain (loss) on investments	(1,078)	1,725	12,724	474
Net change in unrealized (depreciation) appreciation on investments	(6,606)	11,113	(689)	24,962
Interest and other investment income of Consolidated Funds	32,306	189,600	89,992	738,283
Interest expense of Consolidated Funds	(23,848)	(215,524)	(59,992)	(564,307)
Net realized gain (loss) on investments of Consolidated Funds	(1,517)	(30,972)	12,493	71,833
Net change in unrealized (depreciation) appreciation on investments of Consolidated Funds	(36,715)	(2,129)	(52,513)	326,611
Total other income (expense)	(39,553)	(48,709)	411	595,441
Income (loss) before taxes	(32,085)	(76,885)	71,916	389,279
Income tax expense	5,579	2,399	15,741	971
Net income (loss)	(37,664)	(79,284)	56,175	388,308
Less: Net income (loss) attributable to redeemable interests in Consolidated Funds	—	(23,694)	—	26,767
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(9,219)	(96,675)	(7,705)	261,597
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	(119)	191	310	573
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(16,977)	26,923	44,376	67,556
Net income (loss) attributable to Ares Management, L.P.	$(11,349)	$13,971	$19,194	$31,815

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Management Fees.  Management fees increased by $30.6 million, or 24.0%, to $158.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The adoption of the new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015, as described above. As a result, we no longer eliminate revenues earned from deconsolidated funds. Total management fees increased by $20.2 million due to deconsolidating these funds for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The remaining increase of $10.4 million in management fees was primarily due to increases in assets under management for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 on a consolidated basis.

•

Our Direct Lending Group experienced an increase of $5.8 million in management fees for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Management fees increased by $0.1 million and $5.7 million due to the deconsolidation of certain funds and to increases in assets under management, respectively. The increase from assets under management was primarily from our European Direct Lending Group funds, additional capital deployment of Ares Capital Europe II (“ACE II”), new funds that were launched after the third quarter of 2014, and additional fees earned on capital raised by ARCC.

•

Our Tradable Credit Group experienced an increase of $15.6 million in management fees for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Management fees increased by $15.3 million due to the deconsolidation of certain funds effective January 1, 2015. Incremental fees from various new funds launched after the third quarter of 2014 were largely offset by a  decreased management fee rate from Ares Credit Strategies Fund I (“CSF”) and fund liquidations occurring subsequent to the third quarter of 2014.

•

Our Private Equity Group experienced an increase of $18.8 million in management fees for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Management fees increased by $4.8 million due to the deconsolidation of certain funds effective January 1, 2015. The remaining increase was primarily driven by the management fee contracts acquired in the EIF acquisition in the first quarter of 2015, of which U.S. Power Fund III (“USPF III”) and U.S. Power Fund IV (“USPF IV”) contributed $4.1 million and $7.0 million, respectively.

•

Our Real Estate Group’s management fees decreased by $9.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Management fees decreased in the current year period primarily due to one-time catch-up fees of $6.7 million and $2.4 million, respectively, associated with follow on fund raising by Ares European Real Estate Fund IV (“EU IV”) and Ares US Real Estate Fund VIII (“U.S. VIII”) that were recognized during the third quarter of 2014. In addition, management fees decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to (i) Ares European Real Estate Fund II, L.P. (“EU II”) which was fully liquidated as of the second quarter of 2015 and contributed $1.2 million to the decrease and (ii) Ares European Real Estate Fund III, L.P. (“EU III”), which is in the process of liquidating and contributed $1.4 million to the decrease. The decrease in management fees was partially offset by $1.2 million in management fees from new funds launched subsequent to September 30, 2014.

Performance Fees.    Performance fees decreased by $64.1 million, to a $22.2 million loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The adoption of new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015 as described above. Total performance fees decreased by $16.7 million as a result of deconsolidating these funds for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The remaining decrease of $47.4 million was primarily due to lower valuations of our funds’ underlying investments on a consolidated basis.

•

Our Private Equity Group experienced a decrease of $63.4 million in total performance fees to a $26.6 million loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Performance fees decreased by $14.7 million due to the deconsolidation of certain funds effective January 1, 2015. The remaining decrease was attributable to decreases in Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) of approximately $48.7 million primarily due to a decline in the fund’s performance relative to the fund’s hurdle rate for the three months ended September 30, 2015.

•

Our Direct Lending Group experienced a decrease of $5.3 million in total performance fees to $8.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily attributable to decreases in performance fees from ARCC Part II fees of approximately $9.3 million, resulting from market depreciation. The decrease was partially offset by increased performance fees from other funds, principally ACE II, which generated increased performance fees of approximately $4.9 million compared to the three months ended September 30, 2014.

•

Our Tradable Credit Group experienced a decrease of $2.0 million in total performance fees to an $11.1 million loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Performance fees decreased by $2.1 million due to the deconsolidation of certain funds effective January 1, 2015. In addition, due to weakness in the credit markets beginning in June 2014, CSF reversed previously recognized unrealized performance fees. This decrease was offset by other Tradable Credit funds that did not recognize any performance fees during the three months ended September 30, 2015 compared to reversals of previously recognized performance fees for the same period a year ago.

•

Our Real Estate Group’s performance fees increased by $6.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily attributable to increased valuations of underlying assets in our European Real Estate equity funds.

For the three months ended September 30, 2015, unrealized performance fees of $31.5 million, $0.9 million and $11.4 million related to our Private Equity Group, Direct Lending Group and Tradable Credit Group, respectively, were reversed. Unrealized performance fees of $2.1 million and $9.2 million related to our Direct Lending Group and Tradable Credit Group, respectively, were reversed for the three months ended September 30, 2014.

Other Fees.    Administrative fees and other income increased by $2.2 million, or 38.1%, to $8.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to increased administrative fees associated with certain funds within the Tradable Credit Group and the Direct Lending Group. The increase was partially offset by a decrease in property management related fees within our Real Estate Group.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased by $3.9 million, or 3.9%, to $104.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to additional compensation and benefit expenses due to merit based increases and to increases in headcount, including additional personnel from the EIF and FCC acquisitions. These increases were partially offset by a decrease in compensation expense compared to the prior year due to a decrease in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results.

Performance Fee Compensation.    Performance fee compensation expenses decreased by $53.6 million from $33.3 million to a $20.3 million net reversal of previously recognized performance fee compensation expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The change in performance fee compensation was directly correlated with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

General, Administrative and Other Expenses.    General, administrative and other expenses increased by $9.1 million, or 21.9%, to $50.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was driven primarily by increases in occupancy and office expenses, growth in personnel and geographical expansion and costs relating to the EIF and FCC acquisitions.

Expenses of our Consolidated Funds.  Expenses of Consolidated Funds decreased by $26.5 million, or 96.6%, to $0.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The adoption of new consolidation guidance led to the deconsolidation of 56 funds effective January 1, 2015 as previously described. As a result, total expenses of Consolidated Funds decreased by $25.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Excluding the impact of deconsolidation, expenses decreased by $1.1 million from three months ended September 30, 2014. The decrease was the result of a $0.8 million decrease in administration and custodian fee expenses for a Direct Lending Group fund launched in 2014, and a $0.3 million decrease in professional fee expenses for a Private Equity Group fund.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by the Company’s investment portfolio from the investment returns generated by our Consolidated Funds. For comparison purposes, we aggregate interest and other investment income with interest expense and aggregate the net realized and unrealized gains (losses).

For the three months ended September 30, 2015 and 2014, the other income associated with the Company and our Consolidated Funds is summarized below:

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Other income (expense) of the Company’s investment portfolio:
Interest and other investment income	$1,049	$652
Interest expense	(5,913)	(1,565)
Other income (expense), net	2,769	(1,609)
Net interest and other income (expense) of the Company	(2,095)	(2,522)
Net realized gain (loss) on investments	(1,078)	1,725
Net change in unrealized appreciation (depreciation) on investments	(6,606)	11,113
Net investment gains (losses) of the Company	(7,684)	12,838
Other income (expense) of the Company’s investment portfolio	(9,779)	10,316
Other income (expense) of Consolidated Funds:
Interest and other investment income of Consolidated Funds	32,306	189,600
Interest expense of Consolidated Funds	(23,848)	(215,524)
Net interest and other income (expense) of Consolidated Funds	8,458	(25,924)
Net realized gain (loss) on investments of Consolidated Funds	(1,517)	(30,972)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(36,715)	(2,129)
Net investment gains (losses) of Consolidated Funds	(38,232)	(33,101)
Other income (expense) of Consolidated Funds	(29,774)	(59,025)
Total other income (expense)	$(39,553)	$(48,709)

Investments of the Company

Other income (expense) of the Company’s investment portfolio changed to a net expense of $9.8 million for the three months ended September 30, 2015 from $10.3 million net income for the three months ended September 30, 2014. The adoption of new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015 as described above. As a result, we no longer eliminate other income (expense) of the Company’s investment portfolio recognized from these funds upon consolidation of our results. Total other income (expense) decreased by $4.5 million due to deconsolidation for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Net interest and other expense of the Company decreased by $0.4 million for the three months ended September 30, 2015, from $2.5 million for the three months ended September 30, 2014. The change was primarily due to (i) an increase in other income of $4.3 million as a result of transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies, (ii) an increase in net interest and other investment income of $0.3 million and $0.1 million, respectively, due to the deconsolidation of certain funds and to increases in interest income earned on new CLO investments. This increase was principally offset by additional interest expense of $4.3 million as a result of the Company issuing $250.0 million aggregate principal amount of 4.000% senior notes on October 8, 2014 (the “AFC Notes”) and $325.0 million aggregate principal amount of 5.250% senior notes on August 18, 2015 (the “AFC II Notes”).  Interest expense is expected to decrease in the near term as the AFC II Notes were redeemed during the fourth quarter of 2015.

Net investment gains (losses) of the Company changed to a net loss of $7.7 million for the three months ended September 30, 2015 from a $12.8 million net gain for the three months ended September 30, 2014. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Net realized loss on investments and net change in unrealized depreciation on investments increased by $2.1 million and $2.7 million, respectively, due to the deconsolidation of certain funds.  The remaining change in investment loss was primarily due to (i) the recognition of $10.9 million in net depreciation of derivative instruments held to mitigate the foreign exchange rate risk associated with our investments in various Tradable Credit Group leveraged loan funds and Direct Lending Group funds, and (ii) a net unrealized loss of $5.0 million attributable to investments in our Tradable Credit Group special situation funds that experienced greater market depreciation during the three months ended September 30, 2015 compared to the same period in 2014.

Investments of Consolidated Funds

Net interest and other investment income of Consolidated Funds increased by $34.4 million to $8.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

•

Interest income decreased by $157.3 million, or 83.0%, to $32.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The adoption of new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015 as described above. As a result of deconsolidating certain funds effective January 1, 2015, interest and other investment income decreased by $167.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was partially offset by an increase of $10.4 million in interest income in the Tradable Credit Group from two new CLOs launched subsequent to September 30, 2014.

•

Interest expense decreased by $191.7 million, or 88.9%, to $23.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As a result of deconsolidating certain funds effective January 1, 2015, interest expense decreased by $200.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was partially offset by an increase of $8.9 million interest expense in the Tradable Credit Group primarily driven by two new CLOs launched subsequent to September 30, 2014.

The net investment losses, of Consolidated Funds increased $5.1 million, or 15.5%, from a net investment loss of $33.1 million for the three months ended September 30, 2014 to a net investment loss of $38.2 million for the three months ended September 30, 2015. As a result of the deconsolidation of certain funds effective January 1, 2015, net investment losses increased by $32.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase in net investment losses was partially offset by an increase in net investment gain from our CLOs due primarily to increasing yields.

•

The net gains (losses), also referred to as net investment income, for funds within the Tradable Credit Group increased $28.1 million, from net investment losses of $17.4 million for the three months ended September 30, 2014 to  net investment gains of $10.7 million for the three months ended September 30, 2015. The net investment gains of $10.7 million were driven by gains of $13.2 million in the CLOs offset by net investment losses of $2.5 million within the non-CLOs. The net investment gains recognized by CLOs were the result of increasing yields that reduced the market values of our outstanding leverage, in effect increasing net asset values within the CLOs.

•

The net investment income for funds within the Private Equity Group decreased $65.9 million, from net investment gains of $20.7 million for three months ended September 30, 2014 to net investment losses of $45.2 million for the three months ended September 30 2015, The net investment losses for the three months ended September 30, 2015 was primarily driven by the underperformance of the Ares Corporate Opportunities Fund Asia, L.P. (“ACOF Asia”) portfolio.

Income Tax Expense/Benefits.  Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income is generally not subject to income tax.

Income tax expense was $5.6 million for the three months ended September 30, 2015 compared to $2.4 million for the three months ended September 30, 2014. The increase of $3.2 million, or 133.3%, was primarily driven by the following; (i) a $1.3 million tax benefit in 2014 that was attributable to the de-consolidated funds and (ii) an increase in the Company’s income tax of $2.1 million, driven by an increase in entity level state and local income tax.

Non‑Controlling and Redeemable Interests.  Net loss attributable to non‑controlling and redeemable interests in Consolidated Funds decreased by $111.2 million to $9.2 million for the three months ended September 30, 2015 from $120.4 million for the three months ended September 30, 2014. As a result of deconsolidating certain funds effective January 1, 2015, net loss attributable to non‑controlling and redeemable interests in Consolidated Funds decreased by $109.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The remaining decrease of $1.5 million was primarily due to lower valuations in certain underlying investments in funds within the Tradable Credit Group.

Net income attributable to non‑controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management,  L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. For the three months ended September 30, 2015, net income attributable to non‑controlling and redeemable interests in Ares Operating Group entities decreased $44.2 million compared to the three months ended September 30, 2014.  The decrease is consistent with the decrease in net income of the Company.  The weighted average daily ownership percentage for the non-controlling AOG unit holders was 62.1% and 61.9% for three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Management Fees.    Management fees increased by $120.9 million, or 34.3%, to $473.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The adoption of new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015. As a result, we no longer eliminate management fees earned from these funds upon consolidation. Total management fees increased by $64.5 million as a result of deconsolidation for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Increases in assets under management contributed to the remaining increase in management fees of $56.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•

Our Direct Lending Group experienced an increase of $20.0 million in management fees for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to additional fees earned on capital raised by ARCC, additional capital deployment of ACE II and new funds that were launched after the third quarter of 2014.

•

Our Tradable Credit Group experienced an increase of $56.5 million in management fees for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Management fees increased by $48.8 million due to the deconsolidation of certain funds effective January 1, 2015. The remaining increase was primarily due to incremental fees from various new funds that were launched during 2014 and 2015. This increase was partially offset by a  decrease in management fees from CSF due to a decreased management fee rate, and fund liquidations occurring subsequent to the third quarter of 2014.

•

Our Private Equity Group experienced an increase of $57.4 million in management fees for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Management fees increased by $15.4 million due to the deconsolidation of certain funds effective January 1, 2015. The remaining increase was primarily driven by the management fee contracts acquired in the EIF acquisition in the first quarter of 2015, of which USPF III and USPF IV contributed $12.6 million and $20.9 million, respectively, during the nine months ended September 30, 2015.

•

Our Real Estate Group’s management fees decreased by $13.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was primarily due to the termination of certain previously acquired management fee contracts. In addition, management fees decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to (i) EU II, which was fully liquidated as of the second quarter of 2015 and contributed $3.4 million to the decrease and (ii) EU III, which is in the process of liquidating and contributed $4.4 million to the decrease.  This decrease was partially offset by new fund raises by U.S. VIII during the third and fourth quarters of 2014.

Performance Fees.    Performance fees increased by $91.1 million, or 131.5% to $160.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As a result of deconsolidating certain funds effective January 1, 2015, we no longer eliminate performance fees earned from these funds upon consolidation. Total performance fees increased by $89.4 million as a result of deconsolidating certain funds for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•

Our Private Equity Group experienced an increase of $87.0 million in total performance fees to $123.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Performance fees increased by $82.7 million due to the deconsolidation of certain funds effective January 1, 2015. The remainder of the increase in performance fees of $4.3 million was principally attributable to ACOF IV, primarily as a result of increases in the valuations of certain portfolio companies.

•

Our Direct Lending Group experienced an increase of $21.2 million in total performance fees to $41.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was attributable to increases in ACE II performance fees of approximately $17.0 million primarily due to increases in the underlying investment valuations. The increase was partially offset by a decrease in ARCC Part II Fees of approximately $3.0 million primarily due to market depreciation during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•

Our Real Estate Group experienced an increase of $7.0 million in total performance fees to $8.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily attributable to increased valuations of underlying properties in European Real Estate equity funds.

•

Our Tradable Credit Group’s performance fees decreased by $24.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in performance fees was principally attributable to CSF and other special situations funds of $19.0 million and $9.1 million, respectively, which were impacted as market prices weakened during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These decreases in performance fees were partially offset by an increase of $6.7 million due to the deconsolidation of certain funds effective January 1, 2015.

For the nine months ended September 30, 2015 unrealized performance fees of $0.6 million and $20.0 million related to our Direct Lending Group and Tradable Credit Group, respectively, were reversed due to market depreciation. For the nine months ended September 30, 2014, unrealized performance fees of $0.1 million related to our Tradable Credit Group were reversed due to market depreciation.

Other Fees.    Administrative fees and other income increased by $2.5 million, or 13.6%, to $21.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increased administrative fees associated with certain funds within the Tradable Credit Group and the Direct Lending Group. The increase was partially offset by a decrease in property management related fees within our Real Estate Group.

Expenses

Compensation and Benefits.    Compensation and benefits expenses decreased by $41.8 million, or 12.0%, to $305.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was primarily due to a decrease in equity compensation expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, when the vesting of certain equity compensation awards was accelerated in connection with our initial public offering. Additionally, compensation expenses decreased compared to the prior year due to a decrease in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. Movements in incentive compensation are generally expected to correlate to operating performance. These decreases were partially offset by additional compensation and benefit expenses due to merit based increases and to increasing headcount, primarily related to additional personnel from the Keltic, EIF and FCC acquisitions.

Performance Fee Compensation.    Performance fee compensation expenses decreased by $13.3 million from $125.9 million to $112.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The change in performance fee compensation was directly correlated with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $29.8 million, or 24.8%, to $149.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was driven primarily by increases in occupancy and office expenses, growth in personnel and geographical expansion and costs relating to the Keltic, EIF and FCC acquisitions.

Expenses of our Consolidated Funds.  Expenses of Consolidated Funds decreased by $37.8 million, or 71.3%, to $15.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The adoption of new consolidation guidance led to the deconsolidation of 56 funds effective January 1, 2015 as previously described. As a result, total expenses of Consolidated Funds decreased by $47.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was partially offset by an increase of $9.4 million for the nine months ended September 30, 2014 primarily driven by offering related expenses for two new CLOs launched subsequent to September 30, 2014.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by the Company’s investment portfolio from the investment returns generated by our Consolidated Funds. For comparison purposes, we aggregate interest and other investment income with interest expense and aggregate the net realized and unrealized gains (losses).

For the nine months ended September 30, 2015 and 2014, the other income associated with the Company and our Consolidated Funds is summarized below:

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Other income (expense) of the Company’s investment portfolio:
Interest and other investment income	$12,446	$7,673
Interest expense	(13,251)	(5,241)
Other income (expense), net	(799)	(4,847)
Net interest and other income (expense) of the Company	(1,604)	(2,415)
Net realized gain (loss) on investments	12,724	474
Net change in unrealized appreciation (depreciation) on investments	(689)	24,962
Net investment gains (losses) of the Company	12,035	25,436
Other income (expense) of the Company’s investment portfolio	10,431	23,021
Other income (expense) of Consolidated Funds:
Interest and other investment income of Consolidated Funds	89,992	738,283
Interest expense of Consolidated Funds	(59,992)	(564,307)
Net interest and other income (expense) of Consolidated Funds	30,000	173,976
Net realized gain (loss) on investments of Consolidated Funds	12,493	71,833
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	(52,513)	326,611
Net investment gains (losses) of Consolidated Funds	(40,020)	398,444
Other income (expense) of Consolidated Funds	(10,020)	572,420
Total other income (expense)	$411	$595,441

Investments of the Company

Other income (expense) of the Company’s investment portfolio decreased by $12.6 million to $10.4 million for the nine months ended September 30, 2015 from $23.0 million for the nine months ended September 30, 2014. The adoption of new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015 as described above. As a result, we no longer eliminate other income (expense) of the Company’s investment portfolio recognized from these funds upon consolidation of our results. Total other income (expense) of the Company’s investment portfolio increased by $11.7 million due to deconsolidation for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Net interest and other expense of the Company decreased by $0.8 million for the nine months ended September 30, 2015, from $2.4 million for the nine months ended September 30, 2014. The change was due to (i) a net increase of $4.8 million in interest and other income primarily as a result of an increase of $7.1 million from the deconsolidation of certain funds, partially offset by a decrease in interest and other investment income of $2.8 million as a result of a one‑ time fee earned from an equity bridge facility related to a Tradable Credit Group fund in 2014, (ii) a decrease in other expense of $4.0 million as a result of transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies, and (iii) principally offset by additional interest expense of $8.0 million as a result of the issuance of the AFC Notes in the fourth quarter of 2014 and AFC II Notes in the third quarter of 2015.  Interest expense is expected to decrease in the near term as the AFC II Notes were redeemed during the fourth quarter of 2015.

Net investment gains of the Company decreased by $13.4 million to $12.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Net realized gain on investments and net change in unrealized appreciation on investments increased by $1.7 million and $3.0 million, respectively, due to the deconsolidation of certain funds.  The remaining change in net investment losses of the Company was primarily due to (i) a net unrealized loss of $10.8 million in Tradable Credit Group special situation funds as a result of market depreciation of $9.7 million recognized during the nine months ended September 30, 2015 compared to market appreciation of $1.1 million recognized during the same period in 2014, and (ii) a net unrealized loss of $7.4 million in Real Estate Group equity funds that experienced greater market appreciation during the nine months ended September 30, 2014 compared to the same period in 2015.

Investments of Consolidated Funds

Net interest income and other investment income of Consolidated Funds decreased by $144.0 million, or 82.8%, to $30.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•

Interest income decreased by $648.3 million, or 87.8%, to $90.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The adoption of new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015 as described above, and as a result, total interest income decreased by $643.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Additional changes to interest income related to:

•

Our Tradable Credit Group experienced an increase of $23.1 million in interest income primarily driven by an increase of $26.2 million due to the launch of two new CLOs subsequent to September 30, 2014.

•

Our Direct Lending Group experienced a decrease in interest income of $18.5 million primarily due to exits and repayment of loans by portfolio companies in a European fund subsequent to September 30, 2014.

•

Our Private Equity Group experienced a decrease in other investment income of $9.0 million resulting from a non-recurring dividend of $2.2 million and a one-time payment of $6.5 million from an ACOF Asia portfolio company during the nine months ended September 30, 2014.

•

Interest expense decreased by $504.3 million, or 89.4%, to $60.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As a result of the deconsolidation of certain funds effective January 1, 2015, total interest expenses decreased by $520.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The decrease was partially offset by an increase of $16.1 million primarily driven by the launch of two new CLO funds subsequent to September 30, 2014.

Net investment gains (losses) of Consolidated Funds, also referred to as net investment income, decreased $438.4 million from an investment gain of $398.4 million for the nine months ended September 30, 2014 to net investment loss of $40.0 million for the nine months ended September 30, 2015. As a result of the deconsolidation of certain funds effective January 1, 2015, net investment gains decreased by $371.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Excluding the impact of deconsolidation, net investment income decreased by $66.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015.

•

Net investment income for funds within our Tradable Credit Group increased $37.7 million from a net investment loss of $25.2 million for the nine months ended September 30, 2014 to a net investment gain of $12.5 million for nine months ended September 30, 2015.  Net investments gains recognized for the nine months ended September 30, 2015 were primarily the result of gains in the CLOs of $21.1 million, offset by net investment losses within the non‑CLOs of $8.2 million. The net investment gains recognized by the CLOs were the result of increasing yields that reduced the market values of our outstanding indebtedness, in effect increasing net assets value within the CLOs.
•

Net investment income for funds within our Private Equity Group decreased by $109.3 million from a net investment gain of $59.6 million for nine months ended September 30, 2014 to a net investment loss of $49.7 million for nine months ended September 30, 2015.  The net investment loss for the nine months ended September 30, 2015 was primarily driven by unrealized market depreciation in ACOF Asia’s portfolio.

•

Net investment losses for funds within our Direct Lending Group decreased by $4.9 million from a net investment loss of $7.7 million for the nine months ended September 30, 2014 to a net investment loss of $2.7 million for the nine months ended September 30, 2015. The net investment losses for the nine months ended September 30, 2015 was primarily driven by net unrealized losses within our European equity funds.

Income Tax Expense/Benefits.  Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income is generally not subject to income tax.

Income tax expense was $15.7 million for the nine months ended September 30, 2015 compared to $1.0 million for the nine months ended September 30, 2014. The increase of $14.7 million was primarily driven by the following: (i) a  $8.2 million increase in the Company’s pre-tax book income; (ii) a $2.5 million net benefit that was recognized in 2014 by the de-consolidated funds; and (iii) an increase in the Company’s entity level state and local income tax of $3.0 million.

Non‑Controlling and Redeemable Interests.  Net income attributable to non‑controlling and redeemable interests in Consolidated Funds decreased by $296.1 million to a net loss of $7.7 million for the nine months ended September 30, 2015 from net income of $288.4 million for the nine months ended September 30, 2014. As a result of the deconsolidation of certain funds effective January 1, 2015, net income attributable to non‑controlling and redeemable interests in Consolidated Funds decreased by $275.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The remaining decrease of $20.7 million was due to lower valuations in the underlying investments in the funds within the Private Equity Group and Tradable Credit Group.

Net income attributable to non‑controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management,  L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. For the nine months ended September 30, 2015 and 2014, net income attributable to non‑controlling and redeemable interests in Ares Operating Group entities decreased $23.4 million, or 34.4%, from nine months ended September 30, 2014.  The decrease is consistent with the 29.9% decrease in net income of the Company.  Furthermore, the weighted average daily ownership percentage for the non-controlling AOG unit holders was 62.1% and 62.0% for nine months ended September 30, 2015 and 2014, respectively.

Segment Analysis

Under GAAP, we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares‑affiliates and affiliated funds and co‑investment entities, for which we are presumed to have a  controlling financial interest, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and the CLOs, for which we are deemed to be the primary beneficiary. For more information regarding consolidation principles, see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

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

Discussed below are our results of operations for each of our four reportable segments and the OMG, which we collectively refer to as our “Stand Alone” results. This information is used by our management to make operating decisions, assess performance and allocate resources.

ENI and Other Measures

The following table sets forth FRE, PRE, ENI and DE on a segment basis and Stand Alone basis for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014. FRE, PRE, ENI and DE are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. Please see “—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fee related earnings (loss):
Tradable Credit Group	$23,978	$23,487	$72,278	$64,451
Direct Lending Group	37,147	30,562	106,021	92,814
Private Equity Group	21,210	11,739	64,356	36,896
Real Estate Group	1,107	11,229	9,629	18,926
Segment fee related earnings	83,442	77,017	252,284	213,087
Operations Management Group	(40,362)	(35,794)	(115,095)	(105,866)
Stand Alone fee related earnings	43,080	41,223	137,189	107,225
Performance related earnings (loss):
Tradable Credit Group	(17,229)	(1,006)	(11,919)	23,547
Direct Lending Group	4,077	10,061	19,305	12,253
Private Equity Group	(28,688)	19,848	10,986	69,747
Real Estate Group	4,795	1,929	9,377	11,734
Segment performance related earnings	(37,045)	30,832	27,749	117,281
Operations Management Group	—	—	—	—
Stand Alone performance related earnings	(37,045)	30,832	27,749	117,281
Economic net income (loss):
Tradable Credit Group	6,749	22,481	60,359	87,998
Direct Lending Group	41,224	40,623	125,326	105,067
Private Equity Group	(7,478)	31,587	75,342	106,643
Real Estate Group	5,902	13,158	19,006	30,660
Segment economic net income	46,397	107,849	280,033	330,372
Operations Management Group	(40,362)	(35,794)	(115,095)	(105,866)
Stand Alone economic net income	$6,035	$72,055	$164,938	$224,506
Distributable earnings (loss):
Tradable Credit Group	$29,261	$54,185	$117,438	$133,741
Direct Lending Group	34,208	30,288	103,343	89,501
Private Equity Group	15,739	14,145	71,067	47,780
Real Estate Group	2,734	3,773	8,206	7,615
Segment distributable earnings	81,942	102,391	300,054	278,637
Operations Management Group	(42,358)	(37,067)	(120,219)	(110,419)
Stand Alone distributable earnings	$39,584	$65,324	$179,835	$168,218

Results of Operations by Segment

Tradable Credit Group

The following table sets forth certain statement of operations and other data of our Tradable Credit Group segment for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees	$35,914	$37,038	$111,374	$106,802
Administrative fees and other income	28	3	73	53
Compensation and benefits	(7,725)	(10,813)	(27,528)	(32,071)
General, administrative and other expenses	(4,239)	(2,741)	(11,641)	(10,333)
Fee related earnings	23,978	23,487	72,278	64,451
Performance fees—realized	4,275	31,599	75,588	66,094
Performance fees—unrealized	(15,741)	(44,526)	(89,575)	(42,635)
Performance fee compensation—realized	(88)	(6,973)	(41,322)	(28,465)
Performance fee compensation—unrealized	6,512	13,476	53,281	10,301
Net performance fees	(5,042)	(6,424)	(2,028)	5,295
Investment income (loss)—realized	422	6,868	13,855	31,453
Investment income (loss)—unrealized	(14,628)	(3,225)	(25,344)	(18,625)
Interest and other investment income	4,312	2,222	6,315	6,801
Interest expense	(2,293)	(447)	(4,717)	(1,377)
Net investment income (loss)	(12,187)	5,418	(9,891)	18,252
Performance related earnings (loss)	(17,229)	(1,006)	(11,919)	23,547
Economic net income	$6,749	$22,481	$60,359	$87,998
Distributable earnings	$29,261	$54,185	$117,438	$133,741

Tradable Credit Group—Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Management Fees.  Total management fees decreased by $1.1 million, or 3.0%, to $35.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in management fees was primarily driven by (i) funds that were past their reinvestment period which generated $2.2 million less in fees during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, (ii) fund liquidations occurring subsequent to September 30, 2014, which reduced fees by $1.6 million, (ii) redemptions in Ares Enhanced Credit Opportunities Fund, L.P. and Ares Strategic Investment Partners II, L.P. (“ASIP II”), which decreased fees by $0.8 million and $0.3 million, respectively, and (iii) a reduction in CSF revenue of $1.5 million due to a decreased management fee rate.  The decrease was partially offset by increased management fees from funds that launched subsequent to the second quarter of 2014. Management fees increased by $2.3 million from new alternative credit funds, $3.1 million from new CLOs and $0.1 million from new high yield funds for the three months ended September 30, 2015.

The effective management fee rate for our funds in the Tradable Credit Group decreased from 0.58% for the three months ended September 30, 2014, to 0.55% for the three months ended September 30, 2015. For the three months ended September 30, 2015 and 2014, the effective management fee rate for our long-only funds was flat at 0.46%.  For our alterative credit funds, the effective management fee rate declined by 0.13% from 0.95% to 0.82% driven primarily by new accounts entering the platform at lower effective rates, as well as one-time fee credits, which further reduced the rate by 0.04%.

Performance Fees.  Performance fees increased by $1.4 million for the three months ended September 30, 2015 to  an $11.5 million loss from a loss of $12.9 million for the three months ended September 30, 2014.

Performance fees for the Tradable Credit Group are comprised of the following:

	Accrued Performance Fees
	September 30, 2015	September 30, 2014
	(Dollars in thousands)

CLOs	$38,956	$44,852
CSF	22,887	103,812
Other tradable credit funds	9,056	59,466
Total Tradable Credit Group	$70,899	$208,130

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Q2 2014	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)

CLOs	$4,098	$(5,058)	$(960)	$19,642	$(21,824)	$(2,182)
CSF	—	(9,037)	(9,037)	—	(3,015)	(3,015)
Other tradable credit funds	177	(1,646)	(1,469)	11,957	(19,687)	(7,730)
Total Tradable Credit Group	$4,275	$(15,741)	$(11,466)	$31,599	$(44,526)	$(12,927)

The continued decrease in performance fees for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily driven by weakness in the credit markets during 2015, which has persisted since non-investment grade credit markets initially came under pressure in June 2014. This credit market pressure initially derived from weakness in the commodity sector, and broadened into the general credit markets and higher risk assets through the third quarter of 2015. During the three months ended September 30, 2015, CSF and certain other tradable credit funds continued to reverse prior year incentive fee accruals while certain other tradable credit funds did not exceed hurdle rates, negatively impacting performance fees for the period. For the three months ended September 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $11.8 million and $14.3 million, respectively.

Compensation and Benefits.  Compensation and benefits expenses decreased by $3.1 million, or 28.6%, to $7.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, principally driven by reductions in incentive-based compensation. Incentive-based compensation generally decreased as a result of the alignment of incentive compensation with each segment’s operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 21.5% of management fees for the three months ended September 30, 2015 compared to 29.2% for the three months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.5 million, or 54.7%, to $4.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to higher professional fees resulting from increasing business development activities in the Tradable Credit Group during the three months ended September 30, 2015.

Net Investment Income (Loss).  Net investment income decreased by $17.6 million from a $5.4 million gain to a $12.2 million loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily driven by a weakness in the credit markets during 2015, which resulted in unrealized market depreciation for the majority of the long-only and alternative credit funds for the three months ended September 30, 2015. Additionally, interest expense increased by  $1.8 million resulting from the issuance of the AFC Notes and the AFC II Notes during the fourth quarter of 2014 and the third quarter of 2015, respectively. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $24.0 million for the three months ended September 30, 2015 compared to $23.5 million for the three months ended September 30, 2014, representing an increase of $0.5 million or 2.1%. The increase in FRE was primarily due to a decrease in compensation and benefits of $3.1 million, partially offset by a decrease in management fees of $1.1 million and an increase in general, administrative and other expenses of $1.5 million.

Performance Related Earnings.  PRE was a loss of $17.2 million for three months ended September 30, 2015 compared to a loss of $1.0 million for the three months ended September 30, 2014. The increase in PRE loss of $16.2 million was primarily attributable to the decrease in net investment income of $17.6 million, partially offset by an increase in net performance fees of $1.4 million.

Economic Net Income.  ENI was $6.7 million for the three months ended September 30, 2015 compared to $22.5 million for the three months ended September 30, 2014, representing a decrease of $15.7 million. The decrease in ENI was primarily driven by a decrease in PRE of $16.2 million, partially offset by an increase in FRE of $0.5 million.

Distributable Earnings.  DE decreased to $29.3 million for the three months ended September 30, 2015 from $54.2 million for the three months ended September 30, 2014. The decrease of $24.9 million was primarily due to decreases in net realized investment income and in net realized performance fees of $6.2 million and $20.4 million, respectively. The decrease was partially offset by a reduction in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs, of $1.2 million.

Tradable Credit Group—Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Management Fees.  Total management fees increased by $4.6 million, or 4.3%, to $111.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in management fees was primarily driven by new funds that launched during 2014 and 2015. Management fees increased by $11.1 million from new CLOs, $5.4 million from new alternative credit funds and $1.4 million from new high yield funds. The increase was partially offset by a decrease in management fees during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 driven by (i) funds that were past their reinvestment period, which generated $5.8 million less in management fees, (ii) fund liquidations occurring subsequent to September 30, 2014, which reduced fees by $6.3 million and (iii) a reduction in CSF’s management fee rate, which drove a decrease in management fees of $2.2 million.

The effective management fee rate for our funds in the Tradable Credit Group increased from 0.56% for the nine months ended September 30, 2014, to 0.57% for the nine months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, the effective management fee rates for our long-only funds were 0.47% and 0.45% respectively, and for our alternative credit funds were 0.89% and 0.90%, respectively.

Performance Fees.  Performance fees decreased by $37.4 million to a $14.0 million loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Performance fees for the Tradable Credit Group are comprised of the following:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Q2 2014	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)

CLOs	$9,634	$(2,721)	$6,913	$20,682	$(16,430)	$4,252
CSF	60,000	(71,453)	(11,453)	7,294	263	7,557
Other tradable credit funds	5,954	(15,401)	(9,447)	38,118	(26,468)	11,650
Total Tradable Credit Group	$75,588	$(89,575)	$(13,987)	$66,094	$(42,635)	$23,459

The decrease in performance fees for the nine months ended September 30, 2015 was primarily driven by weakening credit markets, which began in the second half of 2014 as commodity prices came under pressure, and broadened into the general credit market as concerns around the strength of the global economy grew. During the nine months ended September 30, 2015, CSF and certain other tradable credit funds reversed unrealized performance fees as market prices weakened. Additionally, certain other tradable credit funds did not generate performance fees because these funds did not exceed their hurdle rates as of the period ended September 30, 2015, which also negatively impacted performance fees for the period compared to the same period in prior year. For the nine months ended September 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $21.3 million and $1.2 million, respectively.

Compensation and Benefits.  Compensation and benefits expenses decreased by $4.5 million, or 14.2%, to $27.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was due to a reduction in incentive-based compensation offset by additional compensation and benefit expenses due to merit based increases and increases in headcount. Incentive-based compensation generally decreased as a result of the alignment of incentive compensation with each segment’s operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 24.7% of management fees for the nine months ended September 30, 2015 compared to 30.0% for the nine months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.3  million, or 12.7%, to $11.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to higher professional fees resulting from new fund launches in the Tradable Credit Group during the third quarter of 2015.

Net Investment Income (Loss).  Net investment income decreased by $28.1 million, to a $9.9 million loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was primarily due to unrealized market depreciation on the long‑only and alternative credit funds, which was primarily driven by the special situation funds for the nine months ended September 30, 2015 and by higher interest expense of $3.3 million resulting from the issuance of the AFC Notes and the AFC II Notes during the fourth quarter of 2014 and the third quarter of 2015, respectively. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $72.3 million for the nine months ended September 30, 2015 compared to $64.5 million for the nine months ended September 30, 2014, representing an increase of $7.8 million, or 12.1%. The increase in FRE was primarily due to an increase in management fees and a decrease in compensation and benefits expenses of $4.6 million and $4.5 million, respectively. The increase was partially offset by an increase in general, administrative and other expenses of $1.3 million.

Performance Related Earnings.  PRE was a loss of $11.9 million for the nine months ended September 30, 2015 compared to earnings of $23.5 million for the nine months ended September 30, 2014. The decrease in PRE of $35.5 million was primarily attributable to decreases in net performance fees of $7.3 million and net investment income of $28.1 million.

Economic Net Income.  ENI was $60.4 million for the nine months ended September 30, 2015 compared to $88.0 million for the nine months ended September 30, 2014, representing a decrease of $27.6 million. The decrease in ENI was primarily driven by a decrease in PRE of $35.5 million, partially offset by an increase in FRE of $7.8 million.

Distributable Earnings.  DE decreased to $117.4 million for the nine months ended September 30, 2015 from $133.7 million for the nine months ended September 30, 2014. The decrease was primarily due to decreases in realized investment income and in net realized performance fees of $21.4 million and $3.4 million, respectively, partially offset by an increase in FRE of $7.8 million.

Tradable Credit Group—Assets Under Management

The table below provides the period‑to‑period rollforward of AUM for the Tradable Credit Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$32,664	$32,397	$32,400	$27,928
Commitments(1)	2,170	2,266	5,564	9,330
Capital reduction(2)	(819)	(953)	(2,240)	(2,863)
Distributions/Redemptions(3)	(291)	(385)	(1,679)	(1,482)
Change in fund value(4)	(491)	(748)	(811)	(338)
End of period	$33,234	$32,576	$33,234	$32,576
Average AUM	$32,949	$32,487	$32,817	$30,252

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

Three and Nine Months Ended September 30, 2015

Total AUM was $33.2 billion as of September 30, 2015, an increase of $569.7 million, or 1.7%, compared to total AUM of $32.7 billion as of June 30, 2015. During the three months ended September 30, 2015, the increase in AUM was primarily due to $2.2 billion of new commitments which was mainly comprised of:

Tradable Credit Group long‑only credit funds:

•	$2.2 billion in commitments to leveraged loan and high yield funds, including $224.7 million of new equity commitments and $2.0 billion of new debt commitments.

The increase in AUM was partially offset by capital reduction of $818.5 million, of which $569.1 million was attributable to leveraged loan funds. For the three months ended September 30, 2015, change in fund value decreased AUM by $490.7 million across our portfolio, $254.4 million of which was attributable to special situation funds.

For the nine months ended September 30, 2015, total AUM increased by $834.2 million, or 2.6%, compared to total AUM of $32.4 billion as of December 31, 2014. The increase in AUM was primarily due to $5.6 billion of new commitments to our funds, which was comprised of:

Tradable Credit Group long‑only credit funds:

•	$3.3 billion in commitments to leveraged loan and high yield funds, including $779.7 million of new equity commitments and $2.5 billion of new debt commitments; and
•	$2.0 billion of new equity commitments in special situations funds.

The increase in AUM for the nine months ended September 30, 2015, was partially offset by capital reduction of $2.2 billion, primarily driven by the net pay down of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes. Gross distributions for the nine months ended September 30, 2015 totaled $228.5 million, of which $203.0 million was attributable to special situation funds. In addition, redemptions of $1.5 billion were comprised of $497.9 million in leveraged loan funds and $797.7 million in multi-strategy funds. For the nine months ended September

30, 2015, change in fund value decreased AUM by $811.3 million across our portfolio, primarily related to unrealized foreign currency losses in European funds.

Three and Nine Months Ended September 30, 2014

Total AUM was $32.6 billion as of September 30, 2014, an increase of $0.2 billion, or 0.6%, compared to total AUM of $32.4 billion as of June 30, 2014. During the three months ended September 30, 2014, the increase in AUM was primarily due to $2.3 billion of new commitments to our funds which was mainly comprised of:

Tradable Credit Group long‑only credit funds:

•	$1.2 billion in commitments to Tradable Credit Group leveraged loan funds; and
•	$182.4 million of new equity commitments in Tradable Credit Group high yield funds.

Tradable Credit Group alternative credit funds:

•	$782.3 million in new equity commitments, primarily in special situation funds.

The increase in AUM was partially offset by a capital reduction of $953.4 million due to net paydowns of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes; gross distributions of $129.0 million, of which $77.1 million was attributable to leveraged loan funds; and redemptions of $256.3 million, primarily comprised of $160.9 million in high yield funds and $70.2 million in leveraged loan funds. For the three months ended September 30, 2014, change in fund value decreased AUM by $748.2 million across our portfolio.

For the nine months ended September 30, 2014, total AUM increased by $4.6 billion, or 16.6%, compared to total AUM of $27.9 billion as of December 31, 2013. The increase in AUM was primarily due to $9.3 billion of new commitments to our funds, which was comprised of:

Tradable Credit Group long‑only credit funds:

•	$7.0 billion in commitments to Tradable Credit Group leveraged loan funds, including $940.9 million of new equity commitments and $6.0 billion of new debt commitments; and
•	$1.2 billion of new equity commitments in Tradable Credit Group high yield funds.

Tradable Credit Group alternative credit funds:

•	$1.1 billion of new equity commitments in special situation funds.

The increase in AUM was partially offset by a capital reduction of $2.9 billion primarily driven by the net pay down of credit facilities by leveraged loan funds, which includes amounts related to subordinated notes. Gross distributions for the nine months ended September 30, 2014 totaled $500.9 million and redemptions totaled $980.7 million. Redemptions comprised of $229.5 million in high yield funds and $286.1 million in special situation funds. As of September 30, 2014, change in fund value decreased AUM by $337.5 million across our portfolio.

Tradable Credit Group—Fee Earning AUM

The table below provides the period‑to‑period rollforward of fee earning AUM for the Tradable Credit Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$26,259	$24,970	$25,388	$25,982
Commitments(1)	1,450	1,679	2,328	2,529
Subscriptions/deployment/increase in leverage(2)	190	582	1,955	3,033
Redemption/distribution/ decrease in leverage(3)	(969)	(1,547)	(2,487)	(6,369)
Change in fund value(4)	(273)	(146)	(491)	363
Change in fee basis(5)	—	(195)	(36)	(195)
End of period	$26,657	$25,343	$26,657	$25,343
Average fee earning AUM	$26,458	$25,157	$26,023	$25,662

(1)	Represents net new commitments during the period for funds that earn management fees based on committed capital.
(2)	Represents subscriptions, capital deployment and increase in leverage (for funds that earn fees on a gross asset basis).
(3)	Represents redemptions, distributions and decrease in leverage (for funds that earn fees on a gross asset basis).
(4)

Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

(5)	Represents a reduction in fee basis of $35.6 million for the nine months ended September 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Nine Months Ended September 30, 2015

Total fee earning AUM was $26.7 billion as of September 30, 2015, an increase of $398.0 million, or 1.5%, compared to total fee earning AUM of $26.3 billion as of June 30, 2015. During the three months ended September 30, 2015, the increase in fee earning AUM was due to new commitments of $1.4 billion which was mainly comprised of:

Tradable Credit Group long‑only credit funds:

•	$1.4 billion in new commitments to leveraged loan and high yield funds.

The increase in fee earning AUM was partially offset by $968.9 million of redemptions, distributions and decrease in leverage, of which $710.6 million was attributable to leveraged loan funds. For the three months ended September 30, 2015, change in fund value decreased fee earning AUM by $272.9 million across our portfolio.

For the nine months ended September 30, 2015, total fee earning AUM increased by $1.3 billion, or 5.0%, compared to total fee earning AUM of $25.4 billion as of December 31, 2014. The increase in fee earning AUM was primarily due to new commitments of $2.3 billion attributable to leveraged loan funds and $2.0 billion of subscriptions, capital deployment and increase in leverage which was comprised of:

Tradable Credit Group long‑only credit funds:

•	$122.5 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and
•	$96.7 million of subscriptions and/or deployment in Tradable Credit Group high yield funds.

Tradable Credit Group alternative credit funds:

•	$1.6 billion of subscriptions and/or deployment in Tradable Credit Group special situations funds.

The increase in fee earning AUM was partially offset by $2.5 billion of redemptions, distributions and decrease in leverage, of which $1.5 billion was attributable to leveraged loan funds, and by a decrease in fund value of $490.9 million across our portfolio.

Three and Nine Months Ended September 30, 2014

Total fee earning AUM was $25.3 billion as of September 30, 2014, an increase of $0.4 billion, or 1.5%, compared to total fee earning AUM of $25.0 billion as of June 30, 2014. During the three months ended September 30, 2014, the increase in fee earning AUM was primarily due to $581.9 million of new subscriptions comprised of:

Tradable Credit Group long‑only credit funds:

•	$106.9 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and
•	$258.4 million of subscriptions and/or deployment in Tradable Credit Group high yield funds.

Tradable Credit Group alternative credit funds:

•	$216.6 million of subscriptions and/or deployment, primarily in Tradable Credit Group special situations funds.

In addition, fee earning AUM increased due to new commitments of $1.7 billion in our leveraged loan funds, partially offset by $1.5 billion of redemptions, distributions and decrease in leverage, of which $1.3 billion was attributable to a decrease in leverage in our leveraged loan funds. For the three months ended September 30, 2014, change in fund value reduced fee earning AUM by $146.2 million across our portfolio.

For the nine months ended September 30, 2014, total fee earning AUM decreased by $0.6 billion, or 2.5%, compared to total fee earning AUM of $26.0 billion as of December 31, 2013. The decrease in fee earning AUM was due to $6.4 billion of redemptions, distributions and decrease in leverage, of which $5.4 billion was attributable to a decrease in leverage in our leveraged loan funds, partially offset by new debt commitments of $2.5 billion in our leveraged loan funds. For the nine months ended September 30, 2014, change in fund value contributed $362.9 million to fee earning AUM.  The decrease was largely offset by $3.0 billion of new subscriptions comprised of:

Tradable Credit Group long‑only credit funds:

•	$814.8 million in subscriptions and/or deployment to Tradable Credit Group leveraged loan funds for funds that earn fees based on invested capital or assets; and
•	$1.2 billion of subscriptions and/or deployment in Tradable Credit Group high yield funds.

Tradable Credit Group alternative credit funds:

•	$572.7 million of subscriptions and/or deployment in Tradable Credit Group special situations funds; and
•	$443.8 million of subscriptions and/or deployment in Tradable Credit Group credit funds.

The table below breaks out fee earning AUM for the Tradable Credit Group by its respective components for each period:

	As of September 30,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on invested capital(1)	$1,433	$1,018
Fee earning AUM based on market value/other(2)	12,081	11,840
Fee earning AUM based on collateral balances, at par(3)	13,142	12,484
Total fee earning AUM	$26,657	$25,343

(1)	Reflects limited partner invested capital.
(2)	Market value/other includes variances for some funds that are attributable to management fee basis calculations based on average portfolio values or beginning of period values.
(3)	Reflects the gross amount of aggregate collateral balances, at par, for our CLOs.

Tradable Credit Group fee earning AUM may vary from AUM for variety of reasons including, but not limited to, the following:

•	leverage for certain funds that utilize leverage strategies and for which management fees are based on NAV, drawn equity or invested equity, referred to as “Non‑Fee Paying Debt;”
•	investments made by the general partner and/or certain of its affiliates, which do not pay management fees;
•	undrawn capital commitments to funds for which management fees are based on invested capital; and
•	fee earning AUM based on invested or committed capital does not reflect the impact of changes in market value.

The reconciliation of AUM to fee earning AUM for the Tradable Credit Group is presented below for each period.

	As of September 30,
	2015	2014
	(Dollars in millions)
AUM	$33,234	$32,576
Non-fee paying debt	(3,817)	(4,645)
General partner and affiliates	(133)	(149)
Undeployed/Undrawn Commitments	(2,096)	(1,953)
Market value/other	221	(486)
Fees not activated	(707)	—
Fees deactivated	(45)	—
Fee earning AUM	$26,657	$25,343

Tradable Credit Group—Fund Performance Metrics as of September 30, 2015

The Tradable Credit Group managed approximately 80 funds as of September 30, 2015 across strategies in long‑only and alternative credit. One fund, CSF, contributed approximately 10% of the Tradable Credit Group’s total management fees for the nine months ended September 30, 2015, whereas 41 funds contributed over 1% of the Tradable Credit Group’s total management fees for the nine months ended September 30, 2015. The Tradable Credit Group manages two of our significant funds: CSF, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit funds and ASIP II, an alternative credit managed account with a flexible and opportunistic mandate to invest in corporate credit. In addition, the following table includes performance information for the fund with the greatest amount of management fees for the nine months ended September 30, 2015 for each of the leveraged loan, high yield, special situations and dynamic credit sub‑strategies within the Tradable Credit Group, which would not otherwise be presented as significant funds.

		As of September 30, 2015
			Net Returns (%)
	Year of	Assets Under	Since	Past	Past
Fund	Inception	Management(1)	Inception	5 Years	3 Years	Investment Strategy
		(Dollars in millions)
Sub-advised Client A(2)(3)	2007	$423	7.4	6.6	3.6	Long-only: High yield
CSF(2)(4)	2008	$799	10.5	8.0	6.8	Alternative: Special situations
Sub-advised Client A(2)(3)	2009	$647	6.2	4.5	2.9	Long-only: Leveraged loans
ASIP II(2)(3)	2009	$602	7.1	5.1	2.5	Alternative: Credit opportunities
ARDC(5)	2012	$607	2.7	n/a	n/a	Alternative: Dynamic credit

(1)	Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Net returns are net of management fees and performance fees as applicable. CSF net returns are also after giving effect to other expenses. Returns are expressed in U.S. Dollars.
(3)

Net returns for the past three-year, five-year, and since inception periods are annualized net returns calculated by linking monthly net returns. Monthly net returns are calculated by linking daily returns. Prior to January 1, 2015 monthly net returns were calculated using the modified Dietz method, which is an estimate of the time‑weighted return and weights portfolio cash flows according to the time they were invested in the portfolio.

(4)

The net return represents an annualized net internal rate of return of cash flows to and from the fee‑paying partners and the fee‑paying partners’ ending capital for the period. The past five and three years’ net returns are calculated using the beginning partners’ capital for the fee‑paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows. CSF is a fund-of-funds and AUM represented may include AUM that has been committed to other Ares funds.

(5)

Net returns represent annualized net returns and are calculated using the fund’s net asset value per share (NAV) and assume dividends are reinvested at the NAV. Additional information related to ARDC can be found on its website www.arespublicfunds.com. The information contained in ARDC’s website is not part of this Quarterly Report on Form 10‑Q.

Direct Lending Group

The following table sets forth certain statement of operations data and certain other data of our Direct Lending Group segment for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $31,680, $89,972 and $31,156, $85,140 for the three and nine months ended September 30, 2015 and 2014, respectively)	$74,675	$68,953	$215,743	$199,963
Administrative fees and other income	75	108	227	474
Compensation and benefits	(33,974)	(34,815)	(99,772)	(99,780)
General, administrative and other expenses	(3,629)	(3,684)	(10,177)	(7,843)
Fee related earnings	37,147	30,562	106,021	92,814
Performance fees—realized	313	—	4,295	39
Performance fees—unrealized	8,494	14,148	36,952	20,040
Performance fee compensation—realized	(188)	(10)	(2,575)	(38)
Performance fee compensation—unrealized	(5,328)	(8,349)	(21,414)	(11,874)
Net performance fees	3,291	5,789	17,258	8,167
Investment income (loss)—realized	232	430	1,320	(1,102)
Investment income (loss)—unrealized	992	3,888	1,806	5,627
Interest and other investment income	366	175	770	418
Interest expense	(804)	(221)	(1,849)	(857)
Net investment income (loss)	786	4,272	2,047	4,086
Performance related earnings	4,077	10,061	19,305	12,253
Economic net income	$41,224	$40,623	$125,326	$105,067
Distributable earnings	$34,208	$30,288	$103,343	$89,501

Direct Lending Group—Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Management Fees.  Total management fees increased by $5.7 million, or 8.3%, to $74.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in management fees was primarily driven by an increase in management fees from our Direct Lending Group’s European platform of $3.1 million, including $1.2 million attributable to additional capital deployment of ACE II. Funds that launched subsequent to September 30, 2014 also increased fees by $1.2 million. Furthermore, the increase in management fees was driven by additional capital raised by ARCC in the second half of 2014, resulting in incremental management fees of $0.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was partially offset by a decrease in management fees of $0.7 million from a liquidating European fund.

Management fees of the Direct Lending Group also include quarterly fees on the net investment income from ARCC, which are referred to as ARCC Part I Fees. Total ARCC management fees for the three months ended September 30, 2015 and 2014 were $65.0 million and $63.8 million, respectively, of which $31.7 million and $31.2 million were related to ARCC Part I Fees.

The effective management fee rate increased by 0.01% from 1.29% for the three months ended September 30, 2014, to 1.30% for the three months ended September 30, 2015. ARCC Part I Fees represented 0.55% and 0.58% of the effective management fee rates for the three months ended September 30, 2015 and 2014, respectively.

Performance Fees.  Performance fees decreased by $5.3 million to $8.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Performance fees for the Direct Lending Group are comprised of the following:

	Accrued Performance Fees
	September 30, 2015	September 30, 2014
	(Dollars in thousands)

ARCC	$13,609	$16,160
ACE II	20,738	3,379
Other direct lending funds	17,882	5,156
Total Direct Lending Group	$52,229	$24,695

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)

ARCC	$—	$4,967	$4,967	$—	$14,267	$14,267
ACE II	—	2,764	2,764	—	(2,134)	(2,134)
Other direct lending funds	313	763	1,076	—	2,015	2,015
Total Direct Lending Group	$313	$8,494	$8,807	$—	$14,148	$14,148

The decrease in performance fees for the three months ended September 30, 2015 was primarily driven by unrealized market depreciation as well as lower realization events, specifically impacting ARCC Part II Fees. This decrease in performance fees was partially offset by appreciating investment values of recently deployed capital, which had a positive impact on ACE II performance fees. For the three months ended September 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $0.9 million and $2.1 million, respectively.

Compensation and Benefits.  Compensation and benefits expenses decreased by $0.8 million, or 2.4%, to $34.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily driven by a decrease in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. Movements in incentive compensation are generally expected to correlate to operating performance. The decrease was partially offset by merit based increases in salary expense and increases in headcount resulting from the FCC acquisition. Compensation and benefits represented 45.5% of management fees for the three months ended September 30, 2015 compared to 50.5% for the three months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses remained relatively flat compared to the three months ended September 30, 2014, decreasing slightly by $0.1 million, or 1.5%, to $3.6 million for the three months ended September 30, 2015.

Net Investment Income (Loss).  Net investment income decreased by $3.5 million, or 81.6%, to $0.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in net investment income was primarily due to a loss of $2.6 million recognized on our investment in a European fund during the third quarter of 2015. Additionally, an increase in interest expense of $0.6 million resulted from the issuance of the AFC Notes and the AFC II Notes during the fourth quarter of 2014 and the third quarter of 2015, respectively. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $37.1 million for the three months ended September 30, 2015 compared to $30.6 million for the three months ended September 30, 2014. The increase of $6.6 million was primarily due to an increase in management fees of $5.7 million.

Performance Related Earnings.  PRE was $4.1 million for three months ended September 30, 2015 compared to $10.1 million for the three months ended September 30, 2014. The decrease in PRE of $6.0 million was primarily attributable to a decrease in net performance fees of $2.5 million and net investment income of $3.5 million.

Economic Net Income.  ENI was $41.2 million for the three months ended September 30, 2015 compared to $40.6 million for the three months ended September 30, 2014, representing an increase of $0.6 million. The increase in ENI was primarily due to an increase in FRE of $6.6 million, offset by a decrease in PRE of $6.0 million.

Distributable Earnings.  DE increased to $34.2 million for the three months ended September 30, 2015 from $30.3 million for the three months ended September 30, 2014. The increase of $3.9 million was primarily due to increases in FRE of $6.6 million and realized performance fees of $0.1 million, partially offset by a decrease in realized investment income of $0.6 million. The increase was partially offset by an increase in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs, of $2.2 million.

Direct Lending Group—Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Management Fees.  Total management fees increased by $15.8 million, or 7.9%, to $215.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in management fees was primarily driven by: (i) additional capital raised by ARCC in 2014, resulting in incremental management fees of $6.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and (ii) our European platform, which generated an additional $6.2 million in management fees, mainly attributable to additional capital deployment of ACE II and ECSF II, which contributed $4.5 million to the increase. Funds that launched subsequent to September 30, 2014 also increased fees by $2.0 million.  The increase was partially offset by a decrease in management fees of $5.5 million from a liquidating European fund.

Management fees of the Direct Lending Group also include quarterly fees on the net investment income from ARCC, which are referred to as ARCC Part I Fees. Total ARCC management fees for the nine months ended September 30, 2015 and 2014 were $190.2 million and $178.6 million, respectively, of which $90.0 million and $85.1 million, respectively, were related to ARCC Part I Fees.

The effective management fee rate decreased by 0.03% from 1.29% for the nine months ended September 30, 2014, to 1.26% for the nine months ended September 30, 2015. ARCC Part I Fees represented 0.53% and 0.55% of the effective management fee rates for the nine months ended September 30, 2015 and 2014, respectively.

Performance Fees.  Performance fees increased by $21.2 million to $41.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Performance fees for the Direct Lending Group are comprised of the following:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Q2 2014	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)

ARCC	$(417)	$13,609	$13,192	$39	$16,160	$16,199
ACE II	1,916	15,484	17,400	—	448	448
Other direct lending funds	2,796	7,859	10,655	—	3,432	3,432
Total Direct Lending Group	$4,295	$36,952	$41,247	$39	$20,040	$20,079

The increase in performance fees for the nine months ended September 30, 2015 was primarily driven by the funds’ positive performance on increased deployed capital. The increase in capital deployment had a positive impact on ACE II performance fees as compared to the same period in the prior year. The increase in performance fees was partially offset by a reduction in ARCC Part II Fees which were impacted by lower fund realization events in the period compared to the same period in the prior year. For the nine months ended September 30, 2015, reversals of previously recognized performance fees were approximately $0.7 million. For the nine months ended September 30, 2014, there were no reversals of previously recognized performance fees.

Compensation and Benefits.  Compensation and benefits expenses remained flat overall for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Compensation and benefits increased during the nine months ended September 30, 2015 due to merit based increases and increases in headcount primarily related to the Keltic and FCC acquisitions. These increases were offset by a decrease in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 46.2% of management fees for the nine months ended September 30, 2015 compared to 49.9% for the nine months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $2.3 million, or 29.8%, to $10.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily attributable to an increase in occupancy and office expenses to support additional staff associated with building out our commercial finance platform, Ares Commercial Finance, as well as to support future growth in personnel and geographical expansion.

Net Investment Income (Loss).  Net investment income decreased by $2.0 million, or 49.9%, to $2.0 million for the nine months ended September 30, 2015 compared to $4.1 million for the nine months ended September 30, 2014. The decrease in net investment income was primarily due to a loss of $4.0 million recognized on an investment in a European fund in 2015 compared to 2014. Additionally, interest expense increased by $1.0 million resulting from the issuance of the AFC Notes and the AFC II Notes during the fourth quarter of 2014 and the third quarter of 2015, respectively.  The increase in expense was partially offset by an increase of $1.6 million from a net gain recognized on our investment in a commercial finance fund in 2015 that recognized an unrealized loss in 2014 and by a $1.1 million increase in unrealized gains earned on our investments in European funds due to a  strengthening U.S. dollar and increases in underlying investment values. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $106.0 million for the nine months ended September 30, 2015 compared to $92.8 million for the nine months ended September 30, 2014. The increase of $13.2 million was due to an increase in management fees of $15.8 million, partially offset by an increase in general, administrative and other expenses of $2.3 million.

Performance Related Earnings.  PRE was $19.3 million for nine months ended September 30, 2015 compared to $12.3 million for the nine months ended September 30, 2014. The increase in PRE of $7.1 million was primarily attributable to an increase in net performance fees of $9.1 million, offset by a decrease in net investment income of $2.0 million.

Economic Net Income.  ENI was $125.3 million for the nine months ended September 30, 2015 compared to $105.1 million for the nine months ended September 30, 2014, representing an increase of $20.3 million. The increase in ENI was due to increases in FRE of $13.2 million and in PRE of $7.1 million.

Distributable Earnings.  DE increased to $103.3 million for the nine months ended September 30, 2015 from $89.5 million for the nine months ended September 30, 2014. The increase of $13.8 million was primarily due to increases in FRE of $13.2 million, in net realized performance fees of $1.7 million and in realized investment income of $1.8 million. The increase was partially offset by an increase in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs, of $2.9 million.

Direct Lending Group—Assets Under Management

The table below provides the period‑to‑period rollforward of AUM for the Direct Lending Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$30,199	$28,172	$28,651	$27,493
Acquisitions	—	—	—	37
Commitments(1)	3,550	179	5,716	1,264
Capital reduction(2)	(111)	(67)	(445)	(433)
Distributions(3)	(236)	(236)	(670)	(693)
Change in fund value(4)	165	(68)	315	311
End of period	$33,566	$27,980	$33,566	$27,980
Average AUM	$31,883	$28,076	$31,108	$27,737

(1)	Represents net new commitments during the period, including equity and debt commitments, as well as equity offerings by our publicly traded vehicles, net of expired available capital.
(2)	Represents the permanent reduction in leverage during the period.

(3)	Represents distributions and redemptions, net of recallable amounts.
(4)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

Three and Nine Months Ended September 30, 2015

Total AUM was $33.6 billion as of September 30, 2015, an increase of $3.4 billion, or 11.2%, compared to total AUM of $30.2 billion as of June 30, 2015. During the three months ended September 30, 2015, the increase in AUM was primarily due to $3.6 billion of commitments, which was comprised of:

•	$1.9 billion in new equity commitments and $0.9 billion in new debt commitments to our Direct Lending Group’s European funds; and
•	$740.7 million in new equity commitments and new debt commitments to U.S. Direct Lending Group funds.

The increases in AUM were partially offset by net distributions of $236.4 million and reduction in leverage of $111.1 million. ARCC accounted for $117.5 million of the total distributions. In addition, change in fund value increased AUM by $164.6 million across the portfolio for the three months ended September 30, 2015, of which $144.7 million was primarily attributable to U.S. Direct Lending funds.

For the nine months ended September 30, 2015, total AUM increased by $4.9 billion, or 17.2%, compared to total AUM of $28.7 billion as of December 31, 2014. The increase in AUM was primarily due to $5.7 billion of new commitments to our funds, which was mainly comprised of:

•	$2.3 billion in new equity commitments and $0.9 billion in new debt commitments to Direct Lending Group’s European funds; and
•	$0.8 billion in new equity commitments and $1.8 billion in new debt commitments to U.S. Direct Lending Group funds.

The increases in AUM were partially offset by net distributions of $670.3 million and reduction in leverage of $444.8 million. ARCC accounted for $372.1 million of the total distributions. In addition, change in fund value increased AUM by $314.6 million across the portfolio for the nine months ended September 30, 2015.

Three and Nine Months Ended September 30, 2014

Total AUM was $28.0 billion as of September 30, 2014, a decrease of $192.1 million, or 0.7%, compared to total AUM of $28.2 billion as of June 30, 2014. During the three months ended September 30, 2014, the decrease in AUM was primarily due to distributions of $235.7 million and a reduction in leverage of $67.1 million. ARCC accounted for $118.1 million of the total distributions and $10.1 million of the reduction in leverage. The decrease in AUM was partially offset by $178.6 million of new commitments to our funds, which was primarily comprised of new equity commitments to ARCC.

Net change in fund value decreased AUM by $67.9 million across the portfolio for the three months ended September 30, 2014, $169.8 million of which was attributable to ARCC.

For the nine months ended September 30, 2014, total AUM increased by $486.4 million, or 1.8%, compared to total AUM of $27.5 billion as of December 31, 2013. The increase in AUM was primarily due to $1.3 billion of new commitments to our funds, which was mainly comprised of:

•	$880.6 million in new equity commitments to U.S. Direct Lending Group funds; and
•	$63.2 million in new debt commitments to our Direct Lending Group’s European funds.

The increase in AUM was partially offset by distributions of $693.0 million and a reduction in leverage of $433.0 million. ARCC accounted for $359.6 million of the total distributions. In addition, change in fund value increased AUM by $310.9 million across the portfolio for the nine months ended September 30, 2014, of which $428.5 million was attributable to ARCC.

Direct Lending Group—Fee Earning AUM

The table below provides the period‑to‑period rollforward of fee earning AUM for the Direct Lending Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$23,158	$21,119	$22,681	$19,581
Commitments(1)	385	258	928	268
Subscriptions/deployment/increase in leverage(2)	430	788	1,651	2,708
Redemption/distribution/decrease in leverage(3)	(1,549)	(595)	(3,122)	(1,401)
Change in fund value(4)	259	3	776	416
Change in fee basis(5)	—	—	(233)	—
End of period	$22,681	$21,572	$22,681	$21,572
Average fee earning AUM	$22,920	$21,346	$22,681	$20,577

(1)	Represents net new commitments during the period for funds that earn management fees based on committed capital.
(2)	Represents subscriptions, capital deployment and increase in leverage (for funds that earn fees on a gross asset basis).
(3)	Represents redemptions, distributions and decrease in leverage (for funds that earn fees on a gross asset basis).
(4)

Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

(5)

Represents the change of fee basis from committed capital to invested capital and includes a reduction in fee basis of $196.4 million for the nine months ended September 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Nine Months Ended September 30, 2015

Total fee earning AUM was $22.7 billion as of September 30, 2015, a decrease of $476.4 million, or 2.1%, compared to total fee earning AUM of $23.2 billion as of June 30, 2015. During the three months ended September 30, 2015, the decrease in fee earning AUM was primarily due to net distributions, redemptions and reduction in leverage of $1.5 billion in U.S. Direct Lending Group funds. ARCC accounted for $119.5 million of the total distributions. The decreases in fee earning AUM were offset by $384.7 million of new commitments and $429.5 million of subscriptions, capital deployment and increase in leverage. In addition, change in fund value increased fee earning AUM by $258.7 million across the portfolio for the three months ended September 30, 2015, of which $163.3 million was attributable to ARCC.

For the nine months ended September 30, 2015, total fee earning AUM remained unchanged at $22.7 billion compared to fee earning AUM as of December 31, 2014. During the nine months ended September 30, 2015, subscriptions and capital deployment in our funds contributed $1.7 billion to fee earning AUM, of which $964.0 million was attributable to U.S. Direct Lending Group funds and $686.5 million was attributable to our Direct Lending Group’s European funds. Commitments totaled $927.9 million of which $281.2 million was attributable to ARCC. In addition, change in fund value increased fee earning AUM by $776.4 million across the portfolio for the nine months ended September 30, 2015. The increases in fee earning AUM were offset by net distributions, redemptions, and reduction in leverage of $3.1 billion, of which $2.9 billion was attributable to U.S. Direct Lending Group funds.

Three and Nine Months Ended September 30, 2014

Total fee earning AUM was $21.6 billion as of September 30, 2014, an increase of $453.4 million, or 2.1%, compared to total fee earning AUM of $21.1 billion as of June 30, 2014. During the three months ended September 30, 2014, the increase in fee earning AUM was primarily due to $788.0 million of subscriptions and capital deployment in our funds, of which $252.5 million was attributable to our Direct Lending Group’s European funds, and $257.6 million in new commitments attributable to ARCC. The increase in fee earning AUM was partially offset by net distributions, redemptions and reduction in leverage (for funds that earn fees on a gross asset basis) of $595.2 million. Total distributions for the three months ended September 30, 2014 were $342.5 million, of which $119.4 million was attributable to ARCC. Total net change in leverage for the three months ended September 30, 2014 was $660.8 million, which includes amounts related to subordinated notes. Change in fund value increased AUM by $2.9 million across our portfolio during the three months ended September 30, 2014.

For the nine months ended September 30, 2014, total fee earning AUM increased by $2.0 billion, or 10.2%, compared to total fee earning AUM of $19.6 billion as of December 31, 2013. The increase in fee earning AUM was primarily due to $2.7 billion of subscriptions and capital deployment in our funds, of which $1.1 billion was attributable to our Direct Lending Group’s European funds. In addition, new commitments totaled $268.5 million and change in fund value increased AUM by $416.4 million across our portfolio. The increase in fee earning AUM was partially offset by net distributions, redemptions and reduction in leverage (for funds that earn fees on a gross asset basis) of $1.4 billion. Total distributions for the nine months ended September 30, 2014 were $687.3 million, $360.8 million of which was attributable to ARCC. Total net change in leverage for the nine months ended September 30, 2014 was $1.8 billion, which includes amounts related to subordinated notes.

Components of fee earning AUM for the Direct Lending Group are presented below for each period.

	As of September 30,
	2015	2014
	(Dollars in millions)
Fee earning AUM based on capital commitments(1)	$109	$—
Fee earning AUM based on invested capital(2)	3,070	2,135
Fee earning AUM based on market value/other(3)	9,899	9,529
Fee earning AUM based on collateral balances, at par(4)	9,602	9,908
Total fee earning AUM	$22,681	$21,572

(1)	Reflects limited partner capital commitments to funds for which the investment period has not expired.
(2)	Reflects limited partner invested capital.
(3)	Market value/other includes ARCC fee earning AUM which is based on the average value of total assets less cash.
(4)	Reflects the gross amount of aggregate collateral balances, at par, for the SSLP.

Direct Lending Group fee earning AUM may vary from AUM for variety of reasons including, but not limited to, the following:

•	investments made by the general partner and/or certain of its affiliates, including investments made by other funds that we manage;
•	undrawn capital commitments to funds for which management fees are based on invested capital; and
•	funds for which fee earning AUM does not reflect the impact of changes in market value.

The reconciliation of fee earning AUM for the Direct Lending Group is presented below for each period.

	As of September 30,
	2015	2014
	(Dollars in millions)
AUM	$33,566	$27,980
Non-fee paying debt	(1,920)	(413)
General partner and affiliates' cross holdings	(133)	(223)
Undeployed/Undrawn Commitments	(8,691)	(6,016)
Market value/other	(142)	245
Fee earning AUM	$22,681	$21,572

Direct Lending Group—Fund Performance Metrics as of September 30, 2015

The Direct Lending Group manages approximately 40 funds in the United States and Europe. While the group manages a range of funds, ARCC and ACE II, each considered a significant fund, combine for over 90% of Direct Lending Group’s total management fees for the nine months ended September 30, 2015. ARCC is a publicly‑traded business development company that principally originates and invests in first lien senior secured loans, second lien senior secured loans and mezzanine debt in the United States. ARCC has increased its AUM from approximately $300 million in 2004 to $10.8 billion in 2015 and is the largest of our funds both by AUM and management fee revenue. ACE II is a 2013 vintage commingled fund focused on direct lending to European middle market companies.

		As of September 30, 2015
			Annualized Returns (%)
	Year of	Assets Under	Since	Past	Past
Fund	Inception	Management(1)	Inception	5 Years	3 Years	Investment Strategy
		(Dollars in millions)
ARCC(2)	2004	$10,768	12.3	13.3	12.4	U.S. direct lending
ACE II(3)(4)	2013	$1,704	8.7	n/a	n/a	European direct lending

(1)

Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital. With respect to ARCC, does not include AUM of the SSLP (through which ARCC co‑invests with affiliates of General Electric Company) or Ivy Hill Asset Management, L.P. (a wholly owned portfolio company of ARCC).

(2)

Net returns are annualized net returns and are calculated using the fund’s net asset value per share (NAV) and assume dividends are reinvested at the closest quarter‑end NAV to the relevant quarterly ex‑dividend dates. Additional information related to ARCC can be found on its website www.arescapitalcorp.com. The information contained in ARCC’s website is not part of this Quarterly Report on Form 10‑Q.

(3)

The annualized net return is an annualized net internal rate of return of cash flows to and from the fee‑paying partners and the fee‑ paying partners’ ending capital for the period. Cash flows for net return calculations are based on the actual dates of the cash flows. Net returns are net of management fees, performance fees and other expenses.

(4)

ACE II is made up of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The since inception net IRR presented in the chart is for the U.S. Dollar denominated feeder fund. All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter‑end exchange rate. The since inception net IRR for the Euro denominated feeder fund is 12.8% and is calculated using the same methodology described in footnote 3 above. The variance between the since inception net IRRs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark‑to‑market reporting of the foreign currency hedging program in the U.S. denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

The following table presents certain additional performance data for the group’s significant funds that are structured as closed‑end, private commingled funds:

	As of September 30, 2015 (Dollars in millions)
		Cumulative
	Original Capital	Invested	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Capital	Proceeds(1)	Value(2)	Value	MoIC(3)	MoIC(4)
ACE II	$1,216	$874	$62	$1,036	$1,098	1.3x	1.3x

(1)	Realized proceeds represent the sum of all cash distributions to all partners.
(2)	Unrealized value represents the fund’s net asset value as of September 30, 2015.
(3)

The gross multiple of invested capital (“MoIC”) as of September 30, 2015 is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund‑level and is based on the interests of all partners.

(4)

The Net MoIC as of September 30, 2015 is after giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund‑level and is based on the interests of the fee‑paying limited partners and excludes those interests attributable to the non‑fee paying limited partners and the general partner.

(5)

ACE II is made up of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the U.S. Dollar denominated feeder fund. The gross and net MoIC for the Euro denominated feeder fund are 1.2x and 1.2x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter‑ end exchange rate. The variance between the gross and net MoICs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark‑to‑market reporting of the foreign currency hedging program in the U.S. denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

Private Equity Group

The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees	$35,931	$22,386	$108,893	$68,192
Administrative fees and other income	679	(137)	728	33
Compensation and benefits	(12,592)	(8,638)	(36,139)	(24,720)
General, administrative and other expenses	(2,808)	(1,872)	(9,126)	(6,609)
Fee related earnings	21,210	11,739	64,356	36,896
Performance fees—realized	—	5,075	19,303	22,775
Performance fees—unrealized	(31,731)	35,106	97,463	98,450
Performance fee compensation—realized	—	(4,058)	(15,442)	(18,220)
Performance fee compensation—unrealized	23,393	(27,307)	(80,384)	(77,044)
Net performance fees	(8,338)	8,816	20,940	25,961
Investment income (loss)—realized	(2,680)	1,269	4,597	5,048
Investment income (loss)—unrealized	(15,465)	9,081	(14,822)	36,096
Interest and other investment income	199	1,312	6,014	4,679
Interest expense	(2,404)	(630)	(5,743)	(2,037)
Net investment income (loss)	(20,350)	11,032	(9,954)	43,786
Performance related earnings	(28,688)	19,848	10,986	69,747
Economic net income	$(7,478)	$31,587	$75,342	$106,643
Distributable earnings	$15,739	$14,145	$71,067	$47,780

Private Equity Group—Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Management Fees.  Total management fees increased by $13.5 million, or 60.5%, to $35.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily attributable to $13.9 million related to the incremental management fee contracts from the acquisition of EIF in the first quarter of 2015. This was partially offset by the sale of portfolio company investments in ACOF II, which reduced invested capital on which fees are earned. The effective management fee rate increased by 0.08% from 1.24% for the three months ended September 30, 2014, to 1.32% for the three months ended September 30, 2015, primarily driven by the acquired EIF management fee contracts, which have management fee rates between 1.50% and 2.00%.

Performance Fees.  Performance fees decreased by $71.9 million to a $31.7 million loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Performance fees for the Private Equity Group are comprised of the following:

	Accrued Performance Fees
Q2 2014	September 30, 2015	September 30, 2014
	(Dollars in thousands)

ACOF II	$39,375	$23,599
ACOF III	307,857	219,422
ACOF IV	73,645	36,771
Other private equity funds	8,951	13,133
Total Private Equity Group	$429,828	$292,925

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Q2 2015	Realized	Unrealized		Realized	Unrealized
Q2 2014	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)

ACOF II	$—	$(6,793)	$(6,793)	$—	$(17,901)	$(17,901)
ACOF III	—	(12,740)	(12,740)	5,075	16,200	21,275
ACOF IV	—	(11,946)	(11,946)	—	36,771	36,771
Other private equity funds	—	(252)	(252)	—	36	36
Total Private Equity Group	$—	$(31,731)	$(31,731)	$5,075	$35,106	$40,181

The decrease in performance fees for the three months ended September 30, 2015 was primarily driven by decreases in performance of certain underlying portfolio companies across certain of our Private Equity Group funds as compared to the same period in prior year. Market depreciation resulted in the reversal of previously recognized unrealized performance fees in the three months ended September 30, 2015 as compared to positive net performance fees in the same period in the prior year. For the three months ended September 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $36.6 million and $19.8 million, respectively.

Compensation and Benefits.  Compensation and benefits expenses increased by $4.0 million, or 45.8%, to $12.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily driven by incremental compensation expenses from the addition of personnel as a result of the EIF acquisition as well as merit‑based increases to employee salaries, partially offset by a decrease in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 35.0% of recurring management fees for the three months ended September 30, 2015 compared to 38.6% for the three months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $0.9 million, or 50.0%, to $2.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was attributable to increases in occupancy and office expenses related to additional personnel associated with the EIF acquisition.

Net Investment Income (Loss).  Net investment income decreased by $31.4 million to a $20.4 million loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in net investment income was primarily driven by an unrealized net loss of $16.3 million recognized on the Company’s investment in ACOF Asia for the three months ended September 30, 2015 compared to net unrealized gain of $9.0 million for the same investment for the three months ended September 30, 2014. The decrease was attributable to declines in the market valuations of certain investments during the recent period. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $21.2 million for the three months ended September 30, 2015 compared to $11.7 million for the three months ended September 30, 2014, representing an increase of $9.5 million. The increase was primarily due to an increase in management fees of $13.5 million, partially offset by increases in compensation and benefits and general, administrative and other expense of $4.0 million and $0.9 million, respectively.

Performance Related Earnings.  PRE was a $28.7 million loss for the three months ended September 30, 2015 compared to $19.9 million for the three months ended September 30, 2014. The decrease in PRE of $48.5 million was primarily attributable to decreases in net investment income of $31.4 million and net performance fees of $17.2 million.

Economic Net Income.  ENI was a loss of $7.5 million for the three months ended September 30, 2015 compared to income of $31.6 million for the three months ended September 30, 2014, representing a decrease of $39.1 million. The decrease in ENI for the three months ended September 30, 2015 was due to  a decrease in PRE of $48.5 million, partially offset by an increase in FRE of $9.5 million.

Distributable Earnings.  DE was $15.7 million for the three months ended September 30, 2015 compared to $14.1 million for the three months ended September 30, 2014. The increase was primarily due to an increase in FRE of $9.5 million, partially offset by decreases in net realized investment income of $6.8 million and net realized performance fees of $1.0 million.

Private Equity Group—Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Management Fees.  Total management fees increased by $40.7 million, or 59.7%, to $108.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily attributable to incremental fees of $42.1 million related to new management fee contracts acquired in connection with the acquisition of EIF in the first quarter of 2015. The increase was partially offset by $1.3 million due to the sale of portfolio company investments in ACOF II, which reduced invested capital on which fees are earned. The effective management fee rate increased by 0.07% from 1.25% for the nine months ended September 30, 2014, to 1.32% for the nine months ended September 30, 2015, primarily driven by the acquired EIF management fee contracts, which have management fee rates between 1.50% and 2.00%.

Performance Fees.  Performance fees decreased by $4.5 million to $116.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Performance fees for Private Equity Group are comprised of the following:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Q2 2015	Realized	Unrealized		Realized	Unrealized
Q2 2014	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)
ACOF II	$6,530	$9,061	$15,591	$13,086	$(21,685)	$(8,599)
ACOF III	2,228	59,893	62,121	9,689	78,184	87,873
ACOF IV	10,545	30,522	41,067	—	36,771	36,771
Other private equity funds	—	(2,013)	(2,013)	—	5,180	5,180
Total Private Equity Group	$19,303	$97,463	$116,766	$22,775	$98,450	$121,225

The decrease in performance fees for the nine months ended September 30, 2015 was primarily driven by decreases in the performance of certain underlying portfolio companies across certain of our Private Equity Group funds. This decrease was partially offset by increases in the valuations of the underlying investments of certain portfolio companies within ACOF IV. For the nine months ended September 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $7.0 million and $10.3 million, respectively.

Compensation and Benefits.  Compensation and benefits expenses increased by $11.4 million, or 46.2%, to $36.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily driven by incremental compensation expenses from the addition of personnel as a result of the EIF acquisition, as well as merit based increases. The increases were partially offset by a decrease in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 33.2% of recurring management fees for the nine months ended September 30, 2015 compared to 36.3% for the nine months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $2.5 million, or 38.1%, to $9.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was attributable to increases in occupancy and office expenses related to additional personnel associated with the EIF acquisition.

Net Investment Income (Loss).  Net investment income decreased by $53.7 million from $43.8 million to a $10.0 million loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in net investment income was driven by a net unrealized loss of $49.6 million in ACOF Asia for the nine months ended September 30, 2015 primarily due to decreases in market values of certain portfolio companies. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $64.4 million for the nine months ended September 30, 2015 compared to $36.9 million for the nine months ended September 30, 2014, representing an increase of $27.5 million. The increase was primarily due to an increase in management fees of $40.7 million, partially offset by increases in compensation and benefits and general, administrative and other expense of $11.4 million and $2.5 million, respectively.

Performance Related Earnings.  PRE was $11.0 million for the nine months ended September 30, 2015 compared to $69.7 million for the nine months ended September 30, 2014. The decrease in PRE of $58.8 million was primarily attributable to decreases in net investment income of $53.7 million and in net performance fees of $5.0 million.

Economic Net Income.  ENI was $75.3 million for the nine months ended September 30, 2015 compared to $106.6 million for the nine months ended September 30, 2014, representing a decrease of $31.3 million. The decrease in ENI was due to  a decrease in PRE of $58.8 million, partially offset by an increase in FRE of $27.5 million.

Distributable Earnings.  DE was $71.1 million for the nine months ended September 30, 2015 compared to $47.8 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in FRE of $27.5 million, partially offset by decreases in net realized investment income of $2.8 million and net realized performance fees of $0.7 million.

Private Equity Group—Assets Under Management

The table below provides the period‑to‑period rollforward of AUM for the Private Equity Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$14,708	$9,762	$10,135	$9,862
Acquisitions(1)	—	—	4,581	—
Commitments(2)	75	—	95	—
Capital reductions(3)	(2)	(3)	(5)	(7)
Distributions(4)	(76)	(20)	(959)	(566)
Change in fund value(5)	(72)	212	786	663
End of period	$14,634	$9,951	$14,634	$9,951
Average AUM	$14,671	$9,857	$12,384	$9,907

(1)	Represents AUM as of January 1, 2015 for the EIF acquisition.
(2)	Represents net new commitments during the period for funds that earn management fees based on committed capital.
(3)	Represents the permanent reduction in capital during the period.
(4)	Represents distributions, net of recallable amounts.
(5)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

Three and Nine Months Ended September 30, 2015

Total AUM was $14.6 billion as of September 30, 2015, a decrease of $74.5 million, or 0.5%, compared to total AUM of $14.7 billion as of June 30, 2015. For the three months ended September 30, 2015, the decrease in AUM was primarily driven by gross distributions of $75.5 million, of which ACOF Asia accounted for $47.3 million. Change in fund value decreased AUM by $72.2 million for the three months ended September 30, 2015, of which Ares Corporate Opportunities Fund III (“ACOF III”) and ACOF Asia accounted for $51.2 million and $38.4 million, respectively.

For the nine months ended September 30, 2015, total AUM increased by $4.5 billion, or 44.4%, compared to total AUM of $10.1 billion as of December 31, 2014. The increase in AUM was primarily driven by the acquisition of EIF representing $4.6 billion. This increase was partially offset by gross distributions of $958.6 million, of which ACOF III and USPF III accounted for $312.5 million and $207.0 million, respectively. Change in fund value increased AUM by $785.9 million across our private equity portfolio for the nine months ended September 30, 2015.

Three and Nine Months Ended September 30, 2014

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

For the nine months ended September 30, 2014, total AUM increased by $89.5 million, or 0.9%, compared to total AUM of $9.9 billion as of December 31, 2013. The increase in AUM was primarily driven by change in fund value of $662.9 million. ACOF III and ACOF IV accounted for $427.8 million and $231.4 million, respectively, of the total change in fund value. This increase was partially offset by distributions of $637.6 million and capital reductions of $7.2 million.

Private Equity Group—Fee Earning AUM

The table below provides the period‑to‑period rollforward of fee earning AUM for the Private Equity Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$10,847	$7,244	$7,172	$7,212
Acquisitions	—	—	4,046	—
Commitments	75	—	75	—
Subscriptions/deployment(1)	22	10	97	292
Redemption/distribution(2)	—	(112)	(338)	(362)
Change in fund value(3)	—	—	(2)	—
Change in fee basis(4)	—	—	(105)	—
End of period	$10,944	$7,142	$10,944	$7,142
Average fee earning AUM	$10,896	$7,193	$9,058	$7,177

(1)	Represents subscriptions and capital deployment.
(2)	Represents redemptions and distributions.
(3)

Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

(4)	Represents a reduction in fee basis of $104.7 million for the nine months ended September 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Nine Months Ended September 30, 2015

Total fee earning AUM was $10.9 billion as of September 30, 2015, an increase of $96.7 million, or 0.9%, compared to total fee earning AUM of $10.8 billion as of June 30, 2015. For the three months ended September 30, 2015, the increase in fee earning AUM was driven by commitments and subscriptions/deployment/increase in leverage of $75.0 million and $21.7 million respectively, of which ACOF III accounted for $14.2 million of subscriptions/deployment/increase in leverage.

For the nine months ended September 30, 2015, total fee earning AUM increased by $3.8 billion, or 52.6%, compared to total fee earning AUM of $7.2 billion as of December 31, 2014. The increase in AUM was primarily driven by the acquisition of EIF representing $4.0 billion. Subscriptions and capital deployment of limited partner capital totaled $96.6 million, mainly attributable to USPF III. For the nine months ended September 30, 2015, the increase in fee earning AUM was partially offset by net distributions of $338.2 million, of which USPF III accounted for $185.7 million.

Three and Nine Months Ended September 30, 2014

Total fee earning AUM was $7.1 billion as of September 30, 2014, a decrease of $102.3 million, or 1.4%, compared to total fee earning AUM of $7.2 billion as of June 30, 2014. For the three months ended September 30, 2014, the decrease in fee earning AUM was driven by distributions in funds of limited partner capital totaling $112.4 million, of which $78.9 million was attributable to ACOF III.

For the nine months ended September 30, 2014, total fee earning AUM decreased $70.4 million, or 1.0%, compared to total fee earning AUM of $7.2 billion as of December 31, 2013. The decrease in fee earning AUM was driven by distributions of $362.0 million.  This decrease was largely offset by subscriptions of $291.6 million.

The components of fee earning AUM for the Private Equity Group is presented below for each period.

	As of September 30,
	2015	2014
	(Dollars in millions)

Fee earning AUM based on capital commitments(1)	$6,277	$4,555
Fee earning AUM based on invested capital(2)	4,667	2,587
Total fee earning AUM	$10,944	$7,142

(1)	Reflects limited partner capital commitments to funds for which the investment period has not expired.
(2)	Reflects limited partner invested capital.

Private Equity Group fee earning AUM may vary from AUM for variety of reasons including, but not limited to, the following:

•	undrawn capital commitments to funds for which management fees are based on invested capital;
•	capital commitments to funds that have not commenced their investment periods;
•	investments made by the general partner and/or certain of its affiliates; and
•	the impact of changes in market value.

The reconciliation of AUM to fee earning AUM for the Private Equity Group is presented below for each period.

	As of September 30,
	2015	2014
	(Dollars in millions)
AUM	$14,634	$9,951
General partner and affiliates	(656)	(671)
Undeployed/Undrawn Commitments	(922)	(679)
Market value/other	(1,981)	(1,321)
Fees deactivated	(131)	(139)
Fee earning AUM	$10,944	$7,142

Private Equity Group—Fund Performance Metrics as of September 30, 2015

The Private Equity Group managed 15 commingled funds and related co‑investment vehicles as of September 30, 2015. ACOF III, ACOF IV, USPF III and USPF IV, each considered a significant fund, combine for approximately 90% of the Private Equity Group’s management fees for the nine months ended September 30, 2015. Each of our U.S. / European Flexible Capital Private Equity funds focuses on majority or shared‑control investments, principally in under‑capitalized companies. ACOF III is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while ACOF IV is in deployment mode. Each of our U.S. power and energy assets funds focuses on generating long‑term, stable cash‑flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV, acquired in connection with the acquisition of EIF in January 2015, are in harvest mode and deployment mode, respectively. In addition, performance information for ACOF Asia has been included to provide information about the China growth capital sub‑strategy within the Private Equity Group.

		As of September 30, 2015
			Net Returns (%)(2)
	Year of	Assets Under	Since	Past	Past
Fund	Inception	Management(1)	Inception	5 Years	3 Years	Investment Strategy
		(Dollars in millions)
USPF III(3)	2007	$1,386	5.9	9.0	13.4	U.S. Power and Energy Assets
ACOF III(4)	2008	$4,061	22.1	22.7	15.5	U.S./European flexible capital
USPF IV(3)	2010	$1,902	15.4	n/a	21.5	U.S. Power and Energy Assets
ACOF Asia(4)	2011	$162	5.1	n/a	4.2	China growth capital
ACOF IV(4)	2012	$5,065	10.4	n/a	n/a	U.S./European flexible capital

(1)	Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Net returns are net of management fees, performance fees and other expenses.
(3)

The net return is an annualized net internal rate of return of cash flows to and from the fee‑paying partners and the fee‑paying partners’ ending capital for the period. The past five- and three-years’ net returns are calculated using beginning partners’ capital for the fee‑paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(4)

The net return is an annualized net internal rate of return of cash flows on investments and the investments’ ending valuations for the period. The past five- and three-years’ net returns are calculated using beginning investment valuations for such period. For ACOF III and ACOF IV, cash flows and beginning and ending valuations include those attributable to the interests of the fee‑paying limited partners and exclude those attributable to the non‑fee paying limited partners and the general partner. For ACOF Asia, cash flows and beginning and ending valuations include those attributable to the interests of all partners, including the general partner and Schedule I limited partners, which both pay reduced performance fees and do not pay management fees, since the commitments of these partners account for approximately 75% of total fund commitments. Cash flows for all net return calculations are assumed to occur at month‑end.

For the group’s significant funds and other funds that in each case are structured as closed‑end, private commingled funds, the following table presents certain additional performance data.

	As of September 30, 2015 (Dollars in millions)
	Original Capital	Cumulative Invested	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Capital	Proceeds(1)	Value(2)	Value	MoIC(3)(4)	MoIC(4)
USPF III	$1,350	$1,665	$1,108	$1,239	$2,347	1.4x	1.4x
ACOF III	$3,510	$3,790	$4,077	$3,634	$7,711	2.0x	1.8x
USPF IV	$1,688	$1,409	$396	$1,564	$1,960	1.4x	1.3x
ACOF Asia	$220	$183	$79	$152	$231	1.3x	1.2x
ACOF IV	$4,700	$2,902	$129	$3,509	$3,637	1.3x	1.1x

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.
(2)	Unrealized value represents the fair value of remaining investments as of September 30, 2015. There can be no assurance that unrealized investments will be realized at the valuations shown.
(3)

The Gross MoIC as of September 30, 2015 is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the investment‑level and is based on the interests of all partners.

(4)

The Net MoIC as of September 30, 2015 is after giving effect to management fees, the general partner’s carried interest and other expenses. For ACOF III and ACOF IV, the multiple is calculated at the investment‑level and is based on the interests of the fee‑paying limited partners and excludes those interests attributable to the non‑fee paying limited partners and the general partner. For ACOF Asia, the multiple is calculated at the investment‑level and is based on the interests of all partners, including the general partner and Schedule I limited partners, which both pay reduced performance fees and do not pay management fees, since the commitments of these partners account for approximately 75% of total fund commitments. For USPF III and USPF IV, the multiple is calculated at the fund‑level and is based on the interests of the fee‑paying limited partners.

Real Estate Group

The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fees	$15,690	$25,299	$49,003	$61,983
Administrative fees and other income	551	1,333	2,136	4,119
Compensation and benefits	(10,262)	(12,092)	(30,385)	(35,265)
General, administrative and other expenses	(4,872)	(3,311)	(11,125)	(11,911)
Fee related earnings	1,107	11,229	9,629	18,926
Performance fees—realized	3,044	799	3,146	799
Performance fees—unrealized	5,137	477	9,343	11,152
Performance fee compensation—realized	(1,826)	—	(1,826)	—
Performance fee compensation—unrealized	(2,182)	(42)	(2,961)	(608)
Net performance fees	4,173	1,234	7,702	11,343
Investment income (loss)—realized	1,063	413	1,450	842
Investment income (loss)—unrealized	(187)	460	962	233
Interest and other investment income	158	89	205	286
Interest expense	(412)	(267)	(942)	(970)
Net investment income (loss)	622	695	1,675	391
Performance related earnings	4,795	1,929	9,377	11,734
Economic net income	$5,902	$13,158	$19,006	$30,660
Distributable income	$2,734	$3,773	$8,206	$7,615

Real Estate Group—Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Management Fees.  Total management fees decreased by $9.6 million, or 38.0%, to $15.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was driven by (i) one-time catch-up fees recognized for the three months ended September 30, 2014 attributable to EU IV and U.S. VIII of  $6.7 million and $2.4 million, respectively, (ii) fund liquidations occurring subsequent to September 30, 2014, including EU II and EU III, which decreased fees by $1.2 million and $1.4 million, respectively, and (iii) a declining fee basis in certain Real Estate Group equity funds due to sales of investments and distributions, which reduced management fees by $0.6 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in management fees was partially offset by new funds that launched subsequent to September 30, 2014, which increased management fees by $1.2 million. The effective management fee rate decreased by 0.07% from 1.10% (net of the impact of 0.16% from one time catch up fees) for the three months ended September 30, 2014, to 1.03% for the three months ended September 30, 2015.

Performance Fees.  Performance fees increased by $6.9 million to $8.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Performance fees for the Real Estate Group are comprised of the following:

	Accrued Performance Fees
	September 30, 2015	September 30, 2014
	(Dollars in thousands)

EPEP	$7,119	$1,013
US VIII	2,227	—
Other real estate funds	3,083	—
Subtotal	12,429	1,013
Other fee generating funds (1)	30,817	25,098
Total Real Estate Group	$43,246	$26,111

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
2014	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)

EPEP	$—	$2,354	$2,354	$—	$71	$71
US VIII	—	1,225	1,225	—	—	—
Other real estate funds	3,044	58	3,102	—	—	—
Subtotal	3,044	3,637	6,681	—	71	71
Other fee generating funds (1)	—	1,500	1,500	799	406	1,205
Total Real Estate Group	$3,044	$5,137	$8,181	$799	$477	$1,276

(1)	Relates to investment income from an entity that holds certain interests in Real Estate Group funds reclassified for segment reporting to align with the character of the underlying revenue generated.

The increase in performance fees for the three months ended September 30, 2015 was primarily driven by increases in capital deployment as well as increases in valuations of underlying assets. U.S. VIII benefited from increased valuations of underlying assets while other real estate funds benefited primarily from increased valuations of European-based assets. For the three months ended September 30, 2015 and 2014, reversals of previously recognized performance fees were approximately $0.2 million and $0.4 million, respectively.

Compensation and Benefits.  Compensation and benefits expenses decreased by $1.8 million, or 15.1%, to $10.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 driven by reductions in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. The decrease was partially offset by merit based increases. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 65.4% of management fees for the three months ended September 30, 2015 compared to 74.9%, adjusted to exclude one-time catchup fees of $9.1 million from management fees, for the three months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.6 million, or 47.1%, to $4.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to an increase in professional fees paid in connection with relocation and consolidation of office space.

Net Investment Income (Loss).  Net investment income remained relatively flat and decreased by less than $0.1 million, or 10.5%, to $0.6 million for the three months ended September 30, 2015, from $0.7 million for the three months ended September 30, 2014. The decrease in net investment income was primarily due to an increase in interest expense resulting from the issuance of the AFC Notes and the AFC II Notes in the fourth quarter of 2014 and the third quarter of 2015, respectively. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $1.1 million for the three months ended September 30, 2015 compared to $11.2 million for the three months ended September 30, 2014. The decrease in FRE of $10.1 million was primarily attributable to a decrease in management fees of $9.6 million.

Performance Related Earnings.  PRE was $4.8 million for the three months ended September 30, 2015 compared to $1.9 million for the three months ended September 30, 2014. The increase in PRE of $2.9 million was primarily attributable to an increase in net performance fees of $2.9 million.

Economic Net Income (Loss).  ENI was $5.9 million for the three months ended September 30, 2015 compared to $13.2 million for the three months ended September 30, 2014, representing a decrease of $7.3 million. The decrease in ENI was primarily driven by a decrease in FRE of $10.1 million, partially offset by an increase in PRE of $2.9 million.

Distributable Earnings (Loss).  DE was $2.7 million for the three months ended September 30, 2015 compared to $3.8 million for the three months ended September 30, 2014. The decrease in DE of $1.1 million was primarily due to the $10.1 million decrease in FRE, offset by an increase in PRE of $2.9 million and a reduction in non-core expense, such as placement fees and underwriting costs, of $8.1 million.

Real Estate Group—Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Management Fees.  Total management fees decreased by $13.0 million, or 20.9%, to $49.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was driven by (i) the termination of certain U.S. debt management fee contracts, which reduced management fees by $3.3 million, (ii) fund liquidations occurring subsequent to September 30, 2014, including EU II and EU III which decreased fees by $3.4 million and $4.4 million, respectively, and (iii) a declining fee basis in certain Real Estate Group equity funds due to sales of investments and distributions, which reduced management fees by $2.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was partially offset by management fees earned from U.S. VIII, which increased by $2.1 million primarily due to additional closings in the third and fourth quarter of 2014, and new funds that launched subsequent to September 30, 2014, which increased fees by $1.8 million. The effective management fee rate decreased by 0.05% from 1.13% (net of the impact of 0.07% from one time catch up fees) for the nine months ended September 30, 2014, to 1.08% for the nine months ended September 30, 2015.

Performance Fees.  Performance fees increased by $0.5 million to $12.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Performance fees for Real Estate Group are comprised of the following:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Q2 2014	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)

EPEP	$—	$3,349	$3,349	$—	$1,013	$1,013
US VIII	—	1,528	1,528	—	—	—
Other real estate funds	3,044	58	3,102	—	—	—
Subtotal	3,044	4,935	7,979	—	1,013	1,013
Other fee generating funds (1)	102	4,408	4,510	799	10,139	10,938
Total Real Estate Group	$3,146	$9,343	$12,489	$799	$11,152	$11,951

(1)	Relates to investment income from an entity that holds certain interests in Real Estate Group funds reclassified for segment reporting to align with the character of the underlying revenue generated.

The increase in performance fees for the nine months ended September 30, 2015 was primarily driven by increases in valuations of underlying assets. Ares US Real Estate Fund VIII benefited from increasing valuations of underlying assets from a recently deployed capital base. Other real estate funds benefited primarily from increased valuations of European-based properties. Other fee generating funds, while generating positive returns, experienced diminishing returns in comparison to the same period in the prior year. For the nine months ended September 30, 2015  reversals of previously recognized performance fees were approximately $0.2 million. For the nine months ended September 30, 2014, there were no reversals of previously recognized performance fees.

Compensation and Benefits.  Compensation and benefits expenses decreased by $4.9 million, or 13.8%, to $30.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease reflects a change in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. The decrease was partially offset by merit based increases and increases in headcount. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 62.0% of management fees for the nine months ended September 30, 2015 compared to 61.3%, adjusted to exclude one-time catchup fees of $4.5 million from management fees, for the nine months ended September 30, 2014.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.8 million, or 6.6%, to $11.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the consolidation of certain offices in the United States and United Kingdom.

Net Investment Income (Loss).  Net investment income increased by $1.3 million to $1.7 million for the nine months ended September 30, 2015 from $0.4 million for the nine months ended September 30, 2014. The increase in net investment income was primarily due to Real Estate Group equity funds that experienced lower unrealized market appreciation for the nine months ended September 30, 2014 compared to the same period of 2015. Ares US Real Estate Fund VIII contributed $0.9 million to the increase due to unrealized appreciation of its underlying assets. We expect interest expense to decrease in the near term as we redeemed the AFC II Notes in the fourth quarter of 2015.

Fee Related Earnings.  FRE was $9.6 million for the nine months ended September 30, 2015 compared to $18.9 million for the nine months ended September 30, 2014. The decrease in FRE of $9.3 million was primarily attributable to a decrease in management fees of $13.0 million. This decrease was partially offset by decreases in compensation and benefits and general, administrative and other expenses of $4.9 million and $0.8 million, respectively.

Performance Related Earnings.  PRE was $9.4 million for the nine months ended September 30, 2015 compared to $11.7 million for the nine months ended September 30, 2014. The decrease in PRE of $2.4 million was primarily attributable to a decrease in net performance fees of $3.6 million, partially offset by an increase in net investment income of $1.3 million.

Economic Net Income (Loss).  ENI was $19.0 million for the nine months ended September 30, 2015 compared to $30.7 million for the nine months ended September 30, 2014, representing a decrease of $11.7 million. The decrease in ENI was primarily driven by decreases in FRE of $9.3 million and in PRE of $2.4 million.

Distributable Earnings (Loss).  DE was $8.2 million for the nine months ended September 30, 2015 compared to a $7.6 million for the nine months ended September 30, 2014. The increase was primarily driven by a reduction in non‑core, cash-based expenses, such as acquisition expenses, placement fees and underwriting costs, of $8.8 million and increases in net realized investment income of $0.6 million and net realized performance fees of $0.5 million. The increase was partially offset by a decrease in FRE of $9.3 million.

Real Estate Group—Assets Under Management

The table below provides the period‑to‑period rollforward of AUM for the Real Estate Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in AUM:
Beginning of period	$9,950	$8,907	$10,575	$8,721
Acquisitions(1)	—	(216)	—	(216)
Commitments(2)	658	1,141	698	2,251
Capital reductions(3)	(46)	—	(244)	(746)
Distributions(4)	(519)	(729)	(1,212)	(1,290)
Change in fund value(5)	39	5	266	389
End of period	$10,082	$9,109	$10,082	$9,109
Average AUM	$10,016	$9,008	$10,329	$8,915

(1)

Represents acquisitions and termination of asset management agreements. The 2014 offset to acquisitions represents the termination of an agreement for previously acquired real estate management contracts.

(2)

Represents net new commitments during the period, including equity and debt commitments, as well as equity offerings by our publicly traded vehicles and is offset by return of uncalled commitments to the investors.

(3)	Represents the permanent reduction in leverage during the period.
(4)	Represents distributions and redemptions, net of callable amounts.
(5)	Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency.

Three and Nine Months Ended September 30, 2015

Total AUM was $10.1 billion as of September 30, 2015, an increase of $132.0 million, or 1.3%, compared to total AUM of $10.0 billion as of June 30, 2015. For the three months ended September 30, 2015, the increase in AUM was primarily driven by new equity commitments of $657.9 million, primarily attributable to Real Estate Group equity funds. This increase was partially offset by gross distributions of $518.6 million and reduction in capital of $46.2 million due to ACRE. For the three months ended September 30, 2015, change in fund value increased AUM by $38.8 million across our portfolio.

For the nine months ended September 30, 2015, total AUM decreased by $492.5 million, or 4.7%, compared to total AUM of $10.6 billion as of December 31, 2014. The decrease in AUM was primarily due to gross distributions of $1.3 billion, of which $255.8 million was attributable to EU III and reduction in capital of $243.7 million due to reduction in leverage available to ACRE. The decreases in AUM were partially offset by $747.8 million of net new equity commitments and change in fund value of $265.8 million across our portfolio.

Three and Nine Months Ended September 30, 2014

Total AUM was $9.1 billion as of September 30, 2014, an increase of $201.4 million, or 2.3%, compared to total AUM of $8.9 billion as of June 30, 2014. For the three months ended September 30, 2014, the increase in AUM was primarily due to new commitments of $1.1 billion, including $387.7 million of debt commitments attributable to ACRE and $477.8 million in equity commitments to EU IV. In addition, change in fund value increased AUM by $5.3 million for the quarter. This increase was partially offset by distributions of $729.3 million and a decrease of $215.9 million due to the termination of the asset management agreement with Wrightwood Capital.

For the nine months ended September 30, 2014, total AUM increased by $387.4 million, or 4.4%, compared to total AUM of $8.7 billion as of December 31, 2013. The increase in AUM was driven by new commitments of $2.3 billion including $1.2 billion of debt commitments attributable to ACRE and equity commitments of $582.0 million and $455.7 million to EU IV and U.S. VIII, respectively. In addition, change in fund value increased AUM by $388.7 million for the nine months ended September 30, 2014. This increase was primarily offset by a reduction in leverage of $746.5 million, distributions of $1.3 billion and a decrease of $215.9 million due to the termination of the asset management agreement with Wrightwood Capital.

Real Estate Group—Fee Earning AUM

The table below provides the period‑to‑period rollforward of fee earning AUM for the Real Estate Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Change in fee earning AUM:
Beginning of period	$5,744	$5,911	$6,118	$6,388
Acquisitions(1)	—	(165)	—	(165)
Commitments(2)	534	786	721	1,381
Subscriptions/deployment/increase in leverage(3)	199	4	539	9
Redemption/distribution/decrease in leverage(4)	(199)	(429)	(612)	(1,371)
Change in fund value(5)	9	(48)	(41)	(75)
Change in fee basis(6)	152	(195)	(286)	(305)
End of period	$6,439	$5,863	$6,439	$5,863
Average fee earning AUM	$6,092	$5,887	$6,279	$6,125

(1)	Represents acquisitions and termination of asset management agreement.
(2)	Represents new limited partner commitments during the period for funds that earn management fees based on committed capital.
(3)	Represents subscriptions, capital deployment and increase in leverage (for funds that earn fees on a gross asset basis).
(4)	Represents redemptions, distributions and decrease in leverage (for funds that earn fees on a gross asset basis).
(5)

Includes fund net income, including interest income, realized and unrealized gains (losses), fees and expenses and the impact of foreign currency for funds that earn management fees based on market value.

(6)

Represents the change of fee basis from committed capital to invested capital, from net basis to gross basis, or a fee sunset and includes a reduction in fee basis of $10.3 million for the nine months ended September 30, 2015 to reflect fee earning AUM as of the end of the period presented.

Three and Nine Months Ended September 30, 2015

Total fee earning AUM was $6.4 billion as of September 30, 2015, an increase of $694.7 million, or 12.1%, compared to total fee earning AUM of $5.7 billion as of June 30, 2015. For the three months ended September 30, 2015, the increase in fee earning AUM was driven by $533.7 million of commitments, primarily attributable to Real Estate Group equity funds and subscriptions, capital deployment and an increase in leverage of $199.1 million. The increases were partially offset by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $198.7 million, of which $89.5 million was attributable to EU III.

For the nine months ended September 30, 2015, total fee earning AUM increased by $321.1 million, or 5.2%, compared to total fee earning AUM of $6.1 billion as of December 31, 2014. For the nine months ended September 30, 2015, the increase in fee earning AUM was driven by $721.5 million of commitments, primarily attributable to Real Estate Group equity funds and subscriptions, capital deployment and an increase in leverage of $538.9 million primarily attributable to Real Estate Group debt funds. The increases were partially offset by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $612.0 million, of which $239.1 million was attributable to EU III.

Three and Nine Months Ended September 30, 2014

Total fee earning AUM was $5.9 billion as of September 30, 2014, a decrease of $47.9 million, or 0.8%, compared to total fee earning AUM of $5.9 billion as of June 30, 2014. For the three months ended September 30, 2014, the decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) of $429.4 million and change in fee basis of $195.4 million. In addition, $164.7 million of the decrease was due to the termination of the asset management agreement with Wrightwood Capital and $47.7 million was due to change in fund value. The decrease was largely offset by new commitments of $785.6 million.

For the nine months ended September 30, 2014, total fee earning AUM decreased by $525.0 million, or 8.2%, compared to total fee earning AUM of $6.4 billion as of December 31, 2013. The decrease in fee earning AUM was driven by net distributions, redemptions and decrease in leverage (for funds that earn fees on a gross asset basis) in the amount of $1.4 billion and a change in fee basis of $304.6 million. The decrease of $164.7 million due to the termination of the asset management agreement with Wrightwood Capital and change in fund value of $74.8 million also contributed to the decrease in fee earning AUM. The decrease was partially offset by new commitments of $1.4 billion.

Components of fee earning AUM for the Real Estate Group are presented below for each period.

	As of September 30,
	2015	2014

Fee earning AUM based on capital commitments(1)	$2,773	$1,980
Fee earning AUM based on invested capital(2)	3,270	3,494
Fee earning AUM based on market value/other(3)	397	389
Total fee earning AUM	$6,439	$5,863

(1)	Reflects limited partner capital commitments to funds for which the investment period has not expired.
(2)	Reflects limited partner invested capital, and for certain funds in the Real Estate Group, it also reflects general partner invested capital.
(3)	Market value/other includes ACRE fee earning AUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group fee earning AUM may vary from AUM for a variety of reasons including, but not limited to, the following:

•	undrawn capital commitments to funds for which management fees are based on invested capital;
•	capital commitments to funds that have not commenced their investment periods;
•	fee earning AUM may not reflect the impact of changes in market value;
•	funds for which management fee accrual has not been activated; and
•	funds that are beyond the term during which management fees are paid.

The reconciliation of fee earning AUM for the Real Estate Group is presented below for each period.

	As of September 30,
	2015	2014

AUM	$10,082	$9,109
SUN-ARES joint venture	(116)	(139)
General partner and affiliates	(125)	(59)
Non-fee paying debt	(1,281)	(1,702)
Undeployed/Undrawn Commitments	(923)	(645)
Market value/other	(672)	(252)
Fees not activated	—	(94)
Fees deactivated	(527)	(356)
Fee earning AUM	$6,439	$5,863

Real Estate Group—Fund Performance Metrics as of September 30, 2015

The Real Estate Group managed approximately 40 funds in real estate debt and real estate equity as of September 30, 2015. Three funds in our Real Estate Group, EU III, EU IV and U.S. VIII, contributed 10% or more of the Real Estate Group’s management fees for the nine months ended September 30, 2015, whereas 14 funds contributed over 1%. The Real Estate Group managed four significant funds, EU III and EU IV, which are commingled private equity funds focused on real estate assets located in Europe, with a focus on the United Kingdom, France and Germany, US VIII, which is a commingled private equity fund focused on the United States and ACRE, a publicly traded, specialty finance company and real estate investment trust whose common stock is listed on the New York Stock Exchange.

		As of September 30, 2015
			Net Returns(2)/
			Effective Yield
			(%)
	Year of	Assets Under	Since	Past	Past	Investment
Fund	Inception	Management(1)	Inception	5 Years	3 Years	Strategy
		(Dollars in millions)
EU III(3)(5)	2007	$379	5.9	9.6	10.3	Real estate equity
ACRE(4)	2012	$1,787	6.1	n/a	n/a	Real estate debt
EU IV(6)	2013	$1,266	n/a	n/a	n/a	Real estate equity
U.S. VIII(6)	2013	$822	n/a	n/a	n/a	Real estate equity

(1)	Assets under management equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Returns are net of management fees, performance fees and other expenses.
(3)

The net return is an annualized net internal rate of return of cash flows to and from the fee‑paying partners, and the fee‑paying partners’ ending capital for the period. The past five‑ and three‑years net returns are calculated using beginning partners’ capital for the fee‑paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(4)

The return shown is an effective yield that represents the dollar weighted average of the unleveraged effective yield of ACRE’s principal lending portfolio measured at the end of the fourteen quarterly periods ending September 30, 2015. Unleveraged effective yield is based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults and does not take into consideration the impact of leverage utilized by ACRE, fees, expenses and other costs incurred by ACRE or its stockholders, which are expected to be significant. Unleveraged effective yield does not represent net returns to investors of ACRE. Additional information related to ACRE can be found on its website www.arescre.com. The information contained in ACRE’s website is not part of this Quarterly Report on Form 10‑Q.

(5)

EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The net IRRs presented in the chart are for the Euro‑denominated fund. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter‑end exchange rate. Since inception, five- and three-year net IRRs for the USD‑denominated fund are 5.0%, 8.5% and 9.8%, respectively, and are calculated using the same methodology described in footnote 3 above.

(6)	Information not yet meaningful due to limited operating history.

For the group’s significant funds and other funds that in each case are structured as closed‑end private commingled funds, the following table presents certain additional performance data.

	As of September 30, 2015 (Dollars in millions)
	Original	Cumulative
	Capital	Invested	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Capital	Proceeds(1)	Value(2)	Value	MoIC(3)	MoIC(4)
EU III (5)	$1,375	$1,219	$1,272	$379	$1,651	1.4x	1.3x
EU IV (6)	$1,302	$307	$4	$300	$304	1.0x	0.9x
U.S. VIII	$823	$214	$13	$235	$248	1.2x	1.1x

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received through September 30, 2015.
(2)

Unrealized value represents the fair value of remaining real estate investments as of September 30, 2015 (excluding balance sheet items). There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)

The Gross MoIC as of September 30, 2015 is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the investment‑level and is based on the interests of the fee‑paying partners.

(4)

The Net MoIC as of September 30, 2015 is after giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund‑level and is based on the interests of the fee‑paying partners.

(5)

EU III is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The gross and net MoIC presented in the chart are for the Euro‑denominated fund. The gross and net MoIC for the USD‑denominated fund are 1.4 and 1.2, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing rate at the time of fund’s closing. All other values for EU III are for the combined fund and are converted to U.S. dollars at the prevailing quarter‑end exchange rate.

(6)

EU IV is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars. The gross and net MoIC presented in the chart are for the U.S. Dollar‑denominated fund. The gross and net MoIC for the Euro fund are 1.1 and 0.8, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund’s closing. All other values for EU IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter‑end exchange rate.

Operations Management Group

The following table sets forth certain statement of operations data and certain other data of the OMG for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Administrative fees and other income	$6,693	$5,261	$19,245	$15,326
Compensation and benefits	(31,912)	(27,050)	(87,858)	(80,668)
General, administrative and other expenses	(15,143)	(14,005)	(46,482)	(40,524)
Fee related earnings (loss)	(40,362)	(35,794)	(115,095)	(105,866)
Economic net income (loss)	$(40,362)	$(35,794)	$(115,095)	$(105,866)
Distributable earnings (loss)	$(42,358)	$(37,067)	$(120,219)	$(110,419)

Operations Management Group—Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Administrative Fees and Other Income.  Administrative fees and other income increased by $1.4 million, or 27.2%, to $6.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to new administrative fees associated with services provided to Ares Commercial Finance L.P. of $0.8 million and increased services provided to existing funds of $0.6 million.

Compensation and Benefits.  Compensation and benefits expenses increased by $4.9 million, or 18.0%, to $31.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to increases in headcount from the expansion of our infrastructure groups and the addition of personnel hired in connection with the Keltic, EIF and FCC acquisitions. This increase was partially offset by a decrease in incentive-based compensation resulting from the alignment of incentive compensation with operating results.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.1 million, or 8.1%, to $15.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Occupancy, communication and information systems costs have increased to support our global platform expansion as a result of the EIF, FCC and Keltic acquisitions.

Distributable Loss.  Total distributable loss increased by $5.3 million, or 14.3%, to $42.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to an increase in fee related losses.

Operations Management Group—Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Administrative Fees and Other Income.  Administrative fees and other income increased by $3.9 million, or 25.6%, to $19.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to new administrative fees associated with services provided to Ares Commercial Finance L.P. of $2.6 million and increased services provided to existing funds for $1.3 million.

Compensation and Benefits.  Compensation and benefits increased by $7.2 million, or 8.9%, to $87.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increases in headcount from the expansion of our infrastructure groups and the addition of personnel hired in connection with the Keltic, EIF and FCC acquisitions. This increase was partially offset by a decrease in incentive-based compensation resulting from the alignment of incentive compensation with operating results.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $6.0 million, or 14.7%, to $46.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Occupancy, communication and information systems costs have increased to support our global platform expansion as a result of the EIF and Keltic acquisitions.

Distributable Loss.  Total distributable loss increased by $9.8 million, or 8.9%, to $120.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to a decrease in fee related losses.

Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures

Income before provision for income taxes is the GAAP financial measure most comparable to ENI, FRE and distributable earnings. The following table is a reconciliation of income before provision for income taxes on a consolidated basis to ENI, to FRE and to distributable earnings on a combined segment basis and a reconciliation of FRE to distributable earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Economic net income:
Income (loss) before taxes	$(32,085)	$(76,885)	$71,916	$389,279
Adjustments
Amortization of intangibles	10,061	6,143	37,600	21,692
Depreciation expense	1,841	1,844	5,063	5,651
Equity compensation expenses	8,407	7,521	24,126	75,088
Acquisition-related expenses	1,489	4,871	4,284	7,584
Merger-related expenses	4,824	—	7,779	—
Placement fees and underwriting costs	1,956	3,267	6,463	7,825
OMG expenses, net	40,362	35,794	115,095	105,866
Loss on fixed asset disposal	—	2,937	10	2,937
Other non-cash expense	—	324	—	324
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	9,541	122,031	7,696	(285,872)
Total consolidation adjustments and reconciling items	78,482	184,734	208,117	(58,907)
Economic net income	46,397	107,849	280,033	330,372
Total performance fee income—realized	(7,632)	(37,473)	(102,332)	(89,707)
Total performance fee income—unrealized	33,841	(5,205)	(54,183)	(87,007)
Total performance fee compensation expense—realized	2,102	11,041	61,165	46,723
Total performance fee compensation expense—unrealized	(22,395)	22,222	51,478	79,225
Net investment income	31,129	(21,417)	16,123	(66,515)
Fee related earnings	$83,442	$77,017	$252,284	$213,087
Management fees	162,210	153,676	485,013	436,940
Administrative fees and other income	1,333	1,307	3,164	4,679
Compensation and benefits	(64,553)	(66,358)	(193,824)	(191,836)
General, administrative and other expenses	(15,548)	(11,608)	(42,069)	(36,696)
Fee related earnings	$83,442	$77,017	$252,284	$213,087
Distributable earnings:
Income (loss) before taxes	$(32,085)	$(76,885)	$71,916	$389,279
Adjustments:
Amortization of intangibles	10,061	6,143	37,600	21,692
Equity compensation expenses	8,407	7,521	24,126	75,088
OMG distributable loss	42,358	37,067	120,219	110,419
Non-cash acquisition-related expenses	43	—	1,630	—
Merger-related expenses	4,824	—	7,779	—
Taxes paid	(905)	(625)	(2,290)	(1,180)
Dividend equivalent	(974)	—	(2,844)	—
Other non-cash items	(63)	324	(472)	324
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	9,541	122,031	7,696	(285,872)
Unrealized performance fees	33,841	(5,205)	(54,183)	(87,007)
Unrealized performance fee compensation	(22,395)	22,222	51,478	79,225
Unrealized investment and other income (loss)	29,288	(10,204)	37,398	(23,331)
Distributable earnings	$81,942	$102,391	$300,054	$278,637

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fee related earnings	$83,442	$77,017	$252,284	$213,087
Performance fee—realized	7,632	37,473	102,332	89,707
Performance fee compensation expense—realized	(2,102)	(11,041)	(61,165)	(46,723)
Investment and other income realized, net	(1,842)	11,215	21,275	43,184
Net performance related earnings—realized	$3,688	$37,647	$62,442	$86,168
Less:
Dividend equivalent	(727)	—	(2,130)	—
One-time acquisition costs	(988)	(4,871)	(1,459)	(5,507)
Income tax expense	(227)	(228)	(1,094)	(572)
Non-cash items	(63)	—	(472)	—
Placement fees and underwriting costs	(1,957)	(3,267)	(6,463)	(7,825)
Non-cash depreciation and amortization	(1,226)	(3,904)	(3,054)	(6,715)
Distributable earnings	$81,942	$102,391	$300,054	$278,637

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including carried interest and performance fees, (4) realizations on our investments and (5) net borrowing provided by the Credit Facility (as defined below). As of September 30, 2015, our cash and cash equivalents were $387.7 million, including investments in money market funds, and we had no borrowings outstanding under our Credit Facility. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.

Our material sources of cash from our operations include: (1) management fees, which are collected monthly, quarterly or semi‑annually, (2) performance fees, which are unpredictable as to amount and timing and (3) fund distributions related to our investments in products that we manage.

We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our commitments to funds that we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) repay borrowings under the Credit Facility and the Notes, and related interest costs, (7) pay income taxes and (8) make distributions to our unitholders in accordance with our distribution policy. In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.

Performance fees also provide a significant source of liquidity. Performance fees are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees are typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.

Our accrued performance fees by segment as of September 30, 2015, gross and net of accrued clawback obligations, are set forth below:

	As of September 30, 2015
	Accrued	Accrued	Net Accrued		Consolidated Accrued
	Performance	Clawback	Performance		Performance
	Fees	Obligation	Fees	Eliminations (1)	Fees
	(Dollars in thousands)
Asset class
Tradable Credit Group	$70,899	$—	$70,899	$(3,917)	$66,982
Direct Lending Group	52,229	—	52,229	—	52,229
Private Equity Group	429,828	—	429,828	—	429,828
Real Estate Group	12,429	—	12,429	—	12,429
Total	$565,385	$—	$565,385	$(3,917)	$561,468

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.

Our condensed consolidated financial statements reflect the cash flows of our operating businesses as well as the results of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third‑party investors, which is reflected as non‑controlling interests of our Consolidated Funds when required to be consolidated into our condensed consolidated financial statements, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

Cash Flows

The significant captions and amounts from our condensed consolidated financial statements, which include the effects of our Consolidated Funds and CLOs in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Nine Months
	Ended September 30,
	2015	2014

Statements of cash flows data
Net cash (used in) provided by operating activities	$(522)	$1,538
Net cash used in investing activities	(73)	(75)
Net cash provided by (used in) financing activities	836	(1,473)
Effect of foreign exchange rate change	(3)	(5)
Net change in cash and cash equivalents	$239	$(15)

Operating Activities

Net cash (used in) provided by operating activities is primarily driven by our earnings in the respective periods after adjusting for non‑cash compensation and performance fees, net realized (gain) loss on investments and net change in unrealized (appreciation) depreciation on investments that are included in net income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in our operating activities of our Consolidated Funds.

Our net cash flow (used in) provided by operating activities was $(521.6) million and $1,537.7 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts primarily include (1) net proceeds (purchases) from investments by our Consolidated Funds of $(637.9) million and $939.6 million for the nine months ended September 30, 2015 and 2014, respectively, and (2) total net income, including those attributable to non‑controlling and redeemable interests in our Consolidated Funds. These amounts also represent the significant variances between net income and cash flows from operations, and net proceeds from investments are reflected as operating activities pursuant to investment company accounting guidance. Our increasing working capital needs reflect the growth of our business while the fund related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends, except where we have an investment in a  Consolidated Fund. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us the necessary liquidity to manage short term fluctuations in working capital as well as to meet our short term commitments.

Investing Activities

Our investing activities generally reflect cash used for certain acquisitions and fixed assets. Purchases of fixed assets were $8.6 million and $14.5 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease for the period was primarily due to the consolidation of our London offices in the nine months ended September 30, 2014, which resulted in greater leasehold improvements capitalized and fixed asset purchases.

In connection with certain business combinations and acquisitions of certain investment management contracts, we record the fair value of such contracts as an intangible asset. During the nine months ended September 30, 2015, we used $64.4 million of cash, net of cash acquired, to complete the EIF acquisition, and during the nine months ended September 30, 2014, we used $60.0 million of cash, net of cash acquired, to complete the Keltic acquisition.

Financing Activities

Net cash flow provided by (used in) financing activities was $836.0 million and ($1,472.7) million for the nine months ended September 30, 2015 and 2014, respectively.

Net contributions (distributions) to non‑controlling interests in our Consolidated Funds were $5.0 million and ($892.6) million for the nine months ended September 30, 2015 and 2014, respectively. Contributions decreased by $204.3 million to $88.1 million for the nine months ended September 30, 2015 and 2014, respectively. Distributions decreased $1,101.9 million to $83.1 million for the nine months ended September 30, 2015 and 2014, respectively, which was due to significant redemptions in one of the Consolidated Funds within our Private Equity Group during the period ended September 30, 2015.

Net proceeds from our debt obligations increased cash provided by financing activities by $351.7 million and $10.8 million for the nine months ended September 30, 2015 and 2014. The increase relates to proceeds from our 2015 Notes. For our Consolidated Funds, net proceeds (repayments) of debt obligations were $662.7 million and ($500.2) million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net borrowings was primarily related to activities for new funds launched by Consolidated Funds in the nine months ended September 30, 2015.

Distributions to AOG unitholders and common unitholders are presented as a use of cash from financing activities and were $183.5 million and $271.4 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2014, the Company made a one‑time and non‑recurring distribution of $150.0 million to the partners of the Predecessors in anticipation of the IPO. Our quarterly distributions since the IPO have exceeded 85% of our DE.

Capital Resources

The Company’s credit facility (the “Credit Facility”) provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of April 30, 2019. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.75% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.75%. Our unused commitment fee is 0.25% per annum. The

Credit Facility contains customary affirmative and negative covenants for agreements of this type, including financial maintenance requirements, delivery of financial and other information, compliance with laws, further assurances and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, conduct of business and transactions with affiliates. As of September 30, 2015, we had no outstanding balance under the Credit Facility. We are in compliance with all covenants contained in the Credit Facility. On August 5, 2015, we amended the Credit Facility to among other things, release Ares Management, L.P., Ares Holdings, Ares Domestic, and Ares Real Estate from their guarantees of the borrower’s obligations under the Credit Facility, and add certain subsidiaries of the Company as guarantors of the borrower’s obligations under the Credit Facility. Upon the release of the guarantors under the Credit Facility as described above, the guarantee obligations of the Company, Ares Holdings, Ares Domestic and Ares Real Estate under the AFC Notes and AFC II Notes automatically terminated.

On October 8, 2014, our subsidiary Ares Finance Co. LLC issued the AFC Notes at 98.268% of the face amount. Interest is payable semiannually on April 8 and October 8 each year, commencing on April 8, 2015. The Notes may be redeemed prior to maturity at our option at a redemption price equal to the greater of 100% of the principal amount to be redeemed and a “make whole” redemption price, plus accrued and unpaid interest to the redemption date; however, the issuer is not required to pay any “make whole” on or after July 8, 2024. Debt issuance costs of $2.3 million are amortized on a straight‑line basis over the life of the AFC Notes. The discount of $4.3 million is amortized using the effective interest rate over the life of the AFC Notes. On August 7, 2015, Ares Finance Co. LLC entered into a first amendment to the first supplemental indenture, supplementing the base indenture, dated October 8, 2014, governing the AFC Notes (as amended and supplemented, the “Indenture”) to (i) add a reporting obligation under its existing financial reporting covenant, (ii) add certain of our subsidiaries as additional guarantors under the AFC Notes and (iii) make certain other non‑material amendments to the provisions of the Indenture.

On August 18, 2015, our subsidiary Ares Finance Co. II LLC issued the AFC II Notes at 98.512% of the face amount.  The net proceeds were intended to partially fund the proposed merger with Kayne Anderson Capital Advisors, L.P. Interest was payable semiannually on March 1 and September 1 each year, commencing on March 1, 2016. Debt issuance costs of $3.7 million are amortized on a straight line basis over the life of the AFC II Notes. The discount of $4.8 million is amortized using the effective interest rate over the life of the AFC II Notes. In connection with the mutual termination of its proposed merger with Kayne Anderson Capital Advisors, L.P. Ares Finance Co. II LLC redeemed the AFC II Notes on November 5, 2015 at 101% of principal, plus accrued and unpaid interest.

On August 28, 2015, in connection with new risk retention requirements, our wholly owned subsidiary that acts as a manager to a new CLO entered into a $35.3 million term loan with a financial institution. The term loan bears an effective annual interest rate of 2.18% and matures on July 29, 2026.

On September 11, 2015, Ares Holdings agreed to provide credit support in the form of a $150.0 million standby letter of credit on behalf of Ares Energy Investors Fund V, L.P. (“AEIF”), a consolidated subsidiary of the Company, to a financial institution. The standby letter of credit expires on January 1, 2016. As a consideration for the credit support, AEIF will pay Ares Holdings a credit support fees in an amount equal to any fee and other expense payable by Ares Holdings or any affiliates under the terms of its existing credit facilities in respect of the letter of credit. Such fee shall include without limitation (i) the initial fees of 0.25% per annum multiple by the undrawn amount of the letter of credit, and (ii) the letter of credit fee (as defined in existing credit facilities), which amount is calculated to be the applicable margin (as defined in existing credit facilities) multiple by the outstanding amount of the letter of credit. As of September 30, 2015, there were no amounts drawn upon the letter of credit.

Since our inception through September 30, 2015, we, our senior partners and other senior professionals have invested or committed to invest in excess of $1.9 billion to or alongside (through funds managed by us) our funds. As of

September 30, 2015, the Company’s current invested capital of $786.0 million and unfunded commitments of $214.4 million, together with that of our senior partners and other senior professionals, are presented in the table below:

	As of September 30, 2015
			Total Invested
	Invested	Unfunded	Capital and
	Capital	Commitment	Unfunded Commitment
	(Dollars in millions)
Asset class
Tradable Credit Group	$402	$103	$505
Direct Lending Group	140	27	167
Private Equity Group	561	109	670
Real Estate Group	44	94	138
Total	$1,147	$333	$1,480

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

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker‑dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2015, we were required to maintain approximately $18.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one‑ for‑one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with the TRA Recipients that will provide for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. As of September 30, 2015, no exchange of AOG Units for Ares Management, L.P. common units has taken place; as a result there was no payable recorded pursuant to the TRA.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for a summary of our significant accounting estimates. For a summary of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10‑K.

Fair Value Measurement

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2015:

	As of September 30, 2015
	Tradable	Direct	Private	Real
	Credit	Lending	Equity	Estate	Total
	(Dollars in millions)
Level I	$207	$265	$742	$—	$1,214
Level II	9,424	—	620	188	10,232
Level III	3,375	14,021	10,485	4,433	32,313
Total fair value	13,005	14,286	11,847	4,621	43,760
Other net asset value and available capital(1)	20,229	19,280	2,787	5,461	47,757
Total AUM	$33,234	$33,566	$14,634	$10,082	$91,517

(1)	Includes fund net non‑investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on the Company can be found in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to the Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10‑Q and in our Annual Report on Form 10‑K.

Off‑Balance Sheet Arrangements

In the normal course of business, we engage in off‑balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations.

Commitments and Contingencies

Guarantees

As of September 30, 2015, we guaranteed loans provided to certain professionals to support their investments in affiliated co‑investment entities. These entities were formed to permit professionals to invest alongside us and our investors in the funds managed by us. We would be responsible for all outstanding payments due in the event of a default on the loans by professionals, with certain offset remedies available against such employees and members. As of September 30, 2015, the total outstanding loan balance was approximately $1.6 million, with an additional $0.3 million in unfunded commitments. There has been no history of default, and we have determined that the likelihood of default is remote. These guarantees are not considered to be compensation.

On July 30, 2014, AM LLC agreed to provide credit support to a new $75.0 million credit facility (the “Guaranteed Facility”) entered into by a wholly owned subsidiary of ACRE with a national banking association. AM LLC is the parent entity to ACRE’s external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations, outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) among other things, in the event that AM LLC’s corporate credit rating is downgraded to below investment grade. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out‑of‑pocket costs and expenses in connection with the Guaranteed Facility. In addition to the credit support fee, ACRE pledged to AM LLC its ownership interests in its principal lending holding entity to support the Guaranteed Facility. As of September 30, 2015, we recorded the fair value of this guarantee of $1.6 million within accounts payable, accrued expenses and other liabilities. The total outstanding balance under the Guarantee Facility was $75.0 million as of September 30, 2015 and December 31, 2014, respectively. Our maximum exposure to loss shall not exceed $75.0 million plus accrued interest. We have determined that the likelihood of default is remote. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Indemnifications

Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements. As of September 30, 2015, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

On September 11, 2015, Ares Holdings agreed to provide credit support in the form of a $150 million standby letter of credit on behalf of Ares Energy Investors Fund V, L.P. (“AEIF”), a consolidated subsidiary of the Company, to a financial institution. The standby letter of credit expires on January 1, 2016. As a consideration for the credit support, AEIF will pay Ares Holdings a credit support fees in an amount equal to any fee and other expense payable by Ares Holdings or any affiliates under the terms of its existing credit facilities in respect of the letter of credit. Such fee shall include without limitation (i) the initial fees of 0.25% per annum multiple by the undrawn amount of the letter of credit, and (ii) the letter of credit fee (as defined in existing credit facilities) which amount is calculated to be the applicable margin (as defined in existing credit facilities) multiple by the outstanding amount of the letter of credit. As of September 30, 2015, there were no amounts drawn upon under the letter of credit.

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of September 30, 2015 and December 31, 2014, if the funds were liquidated at their fair values at that date, there would have been no clawback obligation or liability. There can be no assurance that we will not incur a clawback obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2015 and December 31, 2014, had we assumed all existing investments were deemed worthless, the net amount of performance fees subject to clawback, after giving effect to the amounts reimbursable by certain professionals, would have been approximately $74.0 million and $56.4 million, respectively.

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

Our credit orientation has been a central tenet of our business across our debt and equity investment strategies. Our investment professionals benefit from our independent research and relationship networks in over 30 industries, and insights from our portfolio of active investments. We believe the combination of high‑quality proprietary information flow and a consistent, rigorous approach to managing investments across our strategies has been, and we believe will continue to be, a major driver of our strong risk‑adjusted returns and the stability and predictability of our income.

There have been no material changes in our market risks for the three and nine months ended September 30, 2015. The EIF acquisition in the first quarter of 2015 did not materially change our market risk as none of the acquired funds earn fees based upon market‑value fee basis, and we are not entitled to any performance related earnings from the legacy EIF funds. For additional information on our market risks, refer to our Annual Report on Form 10‑K for the year ended December 31, 2014, which is accessible on the SEC’s website at sec.gov.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co‑principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2015 and December 31, 2014, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2014, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10‑K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2015, in connection with an agreement to acquire EIF, an asset manager in the energy infrastructure industry, we delivered 1,578,947 Ares Operating Group Units at the closing of the transaction. Assuming a full exchange of all Ares Operating Group Units for common units of the Company, the units represent less than 1% of the outstanding common units as of September 30, 2015. The Ares Operating Group Units were issued on the closing of the transaction on January 1, 2015 in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in partial consideration for the sellers’ equity interests in EIF. One half of the Ares Operating Group Units are exchangeable on a one‑for‑one basis for common units upon the election of the holders thereof following the six‑month anniversary of the closing of the transaction and the remainder will be exchangeable on a one‑for‑one basis for common units following the one year anniversary of the closing of the transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description

2.1

Business Combination and Merger Agreement, dated July 23, 2015, among Ares Holdings L.P., Ares Investments, L.P., Kayne Anderson Capital Advisors, L.P., KA Fund Advisors, LLC, Kayne Anderson Investment Management Inc., the KA Owners set forth therein and the Sellers’ Representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 24, 2015)

3.1

Certificate of Limited Partnership of Ares Management, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report Form 8‑K (File No. 001‑36429), filed with the SEC on May 7, 2014).

3.2

Amended and Restated Agreement of Limited Partnership of Ares Management, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on May 7, 2014).

4.1

Indenture dated as of August 18, 2015 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Offshore Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Finance Co. LLC,  Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 18, 2015).

4.2

First Supplemental Indenture dated as of August 18, 2015 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Offshore Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Finance Co. LLC, Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 18, 2015)

4.3	Form of 5.250% Senior Note due 2025 trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 18, 2015)
10.1

Amendment No. 3, dated as of July 23, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 28, 2015)

10.2

Amendment No. 4, dated as of August 5, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 7, 2015)

10.3

First Amendment, dated as of August 7, 2015, to the First Supplemental Indenture, dated October 8, 2014, to the indenture, dated October 8, 2014, among Ares Finance Co. LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 7, 2015)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:	Ares Management GP LLC, its general partner

Dated: November 10, 2015	By	/s/ Antony P. Ressler
		Name:	Antony P. Ressler
		Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2015	By	/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)