Form 10-Q
period 2016-03-31
ARES MANAGEMENT LP
filed 2016-05-10
CIK 1176948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

The number of common units representing limited partner interests outstanding as of May 4, 2016 was 80,690,612.

Forward‑Looking Statements

This report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. The forward‑looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward‑looking statements are subject to various risks, and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this form under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this form and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward‑looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

References in this report to an “Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities.

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares‑affiliates and affiliated funds and co‑investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and CLOs, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our condensed consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance fees and other fees that we earn from the entity. However, the presentation of performance fee compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third‑party investors in consolidated entities is presented as net income attributable to redeemable interests and non‑controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations.

In this form, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “Stand Alone basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our three segments, we have an Operations Management Group (the “OMG”) that consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development, legal/compliance and human resources. The OMG’s expenses are not allocated to our three reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non‑GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our OMG, and we believe that this information enhances the ability of unitholders to analyze our performance. For more information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Consolidation and Deconsolidation of Ares Funds,” “—Managing Business Performance—Non‑GAAP Financial Measures” and “—Segment Analysis—ENI and Other Measures.”

i

Glossary

When used in this report, unless the context otherwise requires:

•	“ARCC Part I Fees” refers to a quarterly performance fee on the investment income from Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”)
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

•	“CLOs” refers to “our funds” which are structured as collateralized loan obligations;
•

“Consolidated Funds” refers collectively to certain Ares‑ affiliated funds, related co‑investment entities and certain CLOs that are required under GAAP to be consolidated in our condensed consolidated financial statements;

•

“distributable earnings” or “DE” refers to a pre‑income tax measure that is used to assess amounts potentially available for distributions to unitholders. Distributable earnings is calculated as the sum of fee related earnings, realized performance fees, realized performance fee compensation and realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures;”

•

“economic net income” or “ENI” refers to net income excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our core performance. Changes arising from corporate actions include equity‑based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization. We believe the exclusion of these items provides investors with a meaningful indication of our core operating performance. ENI is evaluated regularly by management as a decision tool for deployment of resources and to assess performance of our business segments. We believe that reporting ENI is helpful in understanding our business and that investors should review the same supplemental non‑GAAP financial measures that our management uses to analyze our segment performance;

•

“fee earning AUM” or “FEAUM” refers to the AUM on which we directly or indirectly earn management fees. Fee earning AUM is equal to the sum of all the individual fee bases of our funds that contribute directly or indirectly to our management fees;

•

“fee related earnings” or “FRE” refers to a component of ENI that is used to assess the ability of our business to cover direct base compensation and operating expenses from management fees. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our performance;

ii

•

“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us and also include ARCC Part I Fees that are classified as management fees as they are predictable and are recurring in nature, are not subject to contingent repayment and are generally cash‑settled each quarter;

•	“net performance fees” refers to performance fees net of performance fee compensation, which is the portion of the performance fees earned from certain funds that is payable to professionals;
•

“our funds” refers to the funds, alternative asset companies, co-investment vehicles and other entities and accounts that are managed or co‑managed by the Ares Operating Group, and which are structured to pay fees. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC, and a registered investment adviser;

•

“performance fees” refers to fees we earn based on the performance of a fund, which are generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest; and

•

“performance related earnings” or “PRE” refers to a measure used to assess our investment performance and our ability to cover performance fee compensation from performance fees and total investment income. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income (expense) earned from our Consolidated Funds and non‑consolidated funds.

Many of the terms used in this report, including AUM, fee earning AUM, ENI, FRE, PRE and DE, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and fee earning AUM are not based on any definition of AUM or fee earning AUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM set forth in other agreements to which we are a party. Further, ENI, FRE, PRE and DE are not measures of performance calculated in accordance with GAAP. We use ENI, FRE, PRE and DE as measures of operating performance, not as measures of liquidity. ENI, FRE, PRE and DE should not be considered in isolation or as substitutes for operating income, net income, operating cash flows, or other income or cash flow statement data prepared in accordance with GAAP. The use of ENI, FRE, PRE and DE without consideration of related GAAP measures is not adequate due to the adjustments described above. Our management compensates for these limitations by using ENI, FRE, PRE and DE as supplemental measures to our GAAP results, to provide a more complete understanding of our performance as our management measures it. Amounts and percentages throughout this report may reflect rounding adjustments and consequently totals may not appear to sum.

iii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of March 31,	As of December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$109,934	$121,483
Investments (includes fair value investments of $473,806 and $446,779 at March 31, 2016 and December 31, 2015, respectively)	495,984	468,287
Performance fees receivable	524,271	534,661
Due from affiliates	165,781	144,982
Other assets	61,607	62,975
Intangible assets, net	77,689	84,971
Goodwill	144,017	144,067
Assets of Consolidated Funds:
Cash and cash equivalents	123,871	159,507
Investments, at fair value	2,553,169	2,559,783
Due from affiliates	11,955	12,923
Dividends and interest receivable	11,096	13,005
Receivable for securities sold	53,976	13,416
Other assets	2,983	1,348
Total assets	$4,336,333	$4,321,408
Liabilities
Accounts payable, accrued expenses and other liabilities	$108,304	$102,626
Accrued compensation	55,911	125,032
Due to affiliates	38,100	12,901
Performance fee compensation payable	394,668	401,715
Debt obligations	471,274	389,120
Equity compensation put option liability	20,000	20,000
Deferred tax liability, net	21,603	21,288
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	13,429	18,951
Payable for securities purchased	71,480	51,778
CLO loan obligations, at fair value	2,167,773	2,174,352
Fund borrowings	12,484	11,734
Total liabilities	3,375,026	3,329,497
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,353	23,505
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	332,395	320,238
Equity appropriated for Consolidated Funds	—	3,367
Non-controlling interest in Consolidated Funds	332,395	323,605
Non-controlling interest in Ares Operating Group entities	374,931	397,883
Controlling interest in Ares Management, L.P. :
Partners' Capital (80,690,612 units and 80,679,600 units issued and outstanding at March 31, 2016 and at December 31, 2015, respectively)	236,270	251,537
Accumulated other comprehensive loss	(5,642)	(4,619)
Total controlling interest in Ares Management, L.P	230,628	246,918
Total equity	937,954	968,406
Total liabilities, redeemable interest, non-controlling interests and equity	$4,336,333	$4,321,408

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)

(unaudited)

	Three Months Ended
	Ended March 31,
	2016	2015

Revenues
Management fees (includes ARCC Part I Fees of $28,625 and $29,042 for the three months ended March 31, 2016 and 2015, respectively)	$158,433	$158,701
Performance fees	(29,947)	104,925
Other fees	7,529	6,279
Total revenues	136,015	269,905
Expenses
Compensation and benefits	110,679	101,851
Performance fee compensation	(21,330)	76,392
General, administrative and other expenses	39,962	45,547
Consolidated Funds' expenses	227	10,673
Total expenses	129,538	234,463
Other income (expense)
Net interest and investment income (expense) (net of interest expense of $4,855 and $3,684 for the three months ended March 31, 2016 and 2015, respectively)	(3,359)	1,413
Other income (expense), net	5,241	(1,876)
Net realized and unrealized gain on investments	5,142	14,839
Net interest and investment income of the Consolidated Funds (net of interest expense of $22,449 and $17,101 for the three months ended March 31, 2016 and 2015, respectively)	7,332	8,905
Net realized and unrealized loss on investments of Consolidated Funds	(29,807)	(12,274)
Total other income (expense)	(15,451)	11,007
Income (loss) before taxes	(8,974)	46,449
Income tax expense	4,665	4,059
Net income (loss)	(13,639)	42,390
Less: Net loss attributable to non-controlling interests in Consolidated Funds	(11,979)	(11,115)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	10	243
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	1,420	34,806
Net income (loss) attributable to Ares Management, L.P.	$(3,090)	$18,456
Net income (loss) attributable to Ares Management, L.P. per common unit:
Basic	$(0.04)	$0.23
Diluted	$(0.04)	$0.23
Weighted-average common units
Basic	80,683,051	80,667,664
Diluted	80,683,051	80,667,664
Distribution declared and paid per common unit	$0.20	$0.24

Substantially all revenue is earned from affiliated funds of the Company.

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$(13,639)	$42,390
Other comprehensive income:
Foreign currency translation adjustments	(2,697)	(2,949)
Total comprehensive income (loss)	(16,336)	39,441
Less: Comprehensive loss attributable to non-controlling interests in Consolidated Funds	(11,979)	(11,213)
Less: Comprehensive income (loss) attributable to redeemable interests in Ares Operating Group entities	(1)	231
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	(243)	33,059
Comprehensive income (loss) attributable to Ares Management, L.P.	$(4,113)	$17,364

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)

(unaudited)

				Consolidated Funds
		Accumulated	Non-Controlling	Equity	Non-Controlling
		Other	Interest in Ares	Appropriated	Interest in
	Partners'	Comprehensive	Operating	for Consolidated	Consolidated	Total
	Capital	Loss	Group Entities	Funds	Funds	Equity
Balance at December 31, 2015	$251,537	$(4,619)	$397,883	$3,367	$320,238	$968,406
Cumulative effect of accounting change due to the adoption of ASU 2014-13	—	—	—	(3,367)	—	(3,367)
Changes in ownership interests	(51)	—	(310)	—	—	(361)
Deferred tax assets (liabilities) arising from allocation of contributions and Partners' capital	726	—	(25)	—	—	701
Contributions	—	—	—	—	47,366	47,366
Distributions	(16,137)	—	(27,727)	—	(23,230)	(67,094)
Net income (loss)	(3,090)	—	1,420	—	(11,979)	(13,649)
Currency translation adjustment	—	(1,023)	(1,663)	—	—	(2,686)
Equity compensation	3,285	—	5,353	—	—	8,638
Balance at March 31, 2016	$236,270	$(5,642)	$374,931	$—	$332,395	$937,954

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(13,639)	$42,390
Adjustments to reconcile net income to net cash used in operating activities:
Equity compensation expense	9,173	7,921
Depreciation and amortization	9,738	12,618
Net realized and unrealized gain on investments	(5,142)	(14,839)
Contingent consideration	228	1,251
Investments purchased	(23,424)	(32,233)
Proceeds from sale of investments	5,520	18,476
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(2,284)	(1,969)
Net realized and unrealized loss on investments	29,807	12,274
Amortization on debt and investments	(500)	756
Investments purchased	(188,040)	(859,776)
Proceeds from sale or pay down of investments	195,765	328,663
Cash flows due to changes in operating assets and liabilities:
Net performance fees receivable	3,343	(4,718)
Due to/from affiliates	3,268	5,669
Other assets	914	30,166
Accrued compensation and benefits	(69,089)	(74,738)
Accounts payable, accrued expenses and other liabilities	3,486	(34,977)
Deferred taxes	315	1,165
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	35,636	1,005,892
Cash relinquished with deconsolidation of Consolidated Funds	—	(870,390)
Change in other assets and receivables held at Consolidated Funds	(39,319)	(19,187)
Change in other liabilities and payables held at Consolidated Funds	18,996	(152,272)
Net cash used in operating activities	(25,248)	(597,858)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(64,437)
Purchase of furniture, equipment and leasehold improvements, net	(2,799)	(3,256)
Net cash used in investing activities	(2,799)	(67,693)
Cash flows from financing activities:
Other financing activities	(362)	85
Proceeds from credit facility	127,000	60,000
Repayments of credit facility	(45,000)	—
Distributions	(44,051)	(57,679)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	47,366	531
Distributions to non-controlling interests in Consolidated Funds	(23,230)	(28,454)
Borrowings under loan obligations by Consolidated Funds	750	615,735
Repayments under loan obligations by Consolidated Funds	(45,091)	(409)
Net cash provided by financing activities	17,382	589,809
Effect of exchange rate changes	(884)	(3,744)
Net decrease in cash and cash equivalents	(11,549)	(79,486)
Cash and cash equivalents, beginning of period	121,483	148,858
Cash and cash equivalents, end of period	$109,934	$69,372
Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$1,505	$303
Cash paid during the period for income taxes	$1,875	$17
Consolidated Funds:
Cash paid during the period for interest	$12,913	$11,763
Cash paid during the period for income taxes	$122	$279
Non-cash increase in assets and liabilities:
Issuance of AOG Units to non-controlling interest holders in connection with acquisitions	$—	$25,468

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION

Ares Management, L.P. (the “Company”), a Delaware limited partnership formed on November 15, 2013, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: the Credit Group,  the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of Ares Management LLC (“AM LLC”), a subsidiary of the Company, serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”), which are generally organized as pass‑through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.

The Company is a holding partnership, and the Company’s sole assets are equity interests in Ares Holdings Inc. (“AHI”), Ares Domestic Holdings, Inc. (“Domestic Holdings”), Ares Offshore Holdings, Ltd., AI Holdco LLC (“AI”), and Ares Real Estate Holdings LLC. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group”: Ares Domestic Holdings L.P. (“Ares Domestic”), Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Real Estate Holdings L.P. (“Ares Real Estate”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P. (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through, the Ares Operating Group.

Non-Controlling Interests in Ares Operating Group Entities

The non-controlling interests in Ares Operating Group (“AOG”) (collectively, the “Ares Operating Group Units” or “AOG Units”) represent a component of equity and net income attributable to the owners of AOG Units that are not held directly or indirectly by the Company. These interests are adjusted for contributions to and distributions from AOG during the reporting period and are allocated income from the Ares Operating Group entities based on their historical ownership percentage for the proportional number of days in the reporting period.

Income Allocation

Income (loss) before taxes is allocated based on each partner’s average daily ownership of the Ares Operating Group entities for each period presented.

As of March 31, 2016, the Company owned a 37.87% direct interest, or 80,690,612 AOG Units, in each of the Ares Operating Group entities; Ares Owners Holding L.P. owns a 56.26% direct interest, or 119,874,362 AOG Units, in each of the Ares Operating Group entities; and an affiliate of Alleghany Corporation (such affiliate, “Alleghany”) owns a 5.87% direct interest, or 12,500,000 AOG Units, in each of the Ares Operating Group entities. For the three months ended March 31, 2016, the daily average ownership of AOG Units in each of the AOG entities by Ares Owners Holding L.P., Alleghany and the Company was 56.26%, 5.87% and 37.87%, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. These Consolidated Funds include certain Ares-affiliated funds, related co-investment entities and collateralized loan obligations (“CLOs”) (collectively, the “Consolidated Funds”) managed by AM LLC and its wholly owned subsidiaries that have been consolidated pursuant to GAAP. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying condensed consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to controlling interests or on total controlling equity. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in Consolidated Funds in the accompanying condensed consolidated financial statements. Further, cash flows allocable to non-controlling interest in Consolidated Funds are specifically identifiable in the Condensed Consolidated Statements of Cash Flows. All intercompany balances and transactions have been eliminated upon consolidation.

The Company has reclassified certain prior period amounts to conform to the current presentation.

Equity Appropriated for Consolidated Funds and Adoption of ASU 2014-13

Effective January 1, 2016, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). The Company applied the guidance using a modified retrospective approach by recording a cumulative-effect adjustment of $3.4 million to equity appropriated for Consolidated Funds as of January 1, 2016.

Prior to the adoption of ASU 2014-13, the Company elected the fair value option for eligible liabilities to mitigate the accounting mismatch between the carrying value of the assets and liabilities of its consolidated CLOs. As a result, the Company accounted for the excess of fair value of assets over liabilities as an increase in equity appropriated for Consolidated Funds.

Pursuant to the adoption of ASU 2014-13, the Company is required to determine whether the fair values of the financial assets or financial liabilities are more observable. Beginning January 1, 2016, the Company has determined that the fair value of the financial assets of the consolidated CLOs, which are mostly Level II assets within the GAAP fair value hierarchy, are more observable than the fair value of the financial liabilities of its consolidated CLOs, which are mostly Level III liabilities. As a result, the financial assets of consolidated CLOs are measured at fair value and the financial liabilities of the consolidated CLOs are measured in consolidation as: (1) the sum of the fair value of the financial assets, and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

Equity Compensation

Forfeitures

In accordance with ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), the Company elected to recognize share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Prior to the adoption of ASU 2016-09, the Company applied an estimated forfeiture rate as a reduction of current period equity compensation expense.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of the guidance in ASU 2016-01 is to enhance the reporting model for financial instruments to provide more decision-useful information. ASU 2016-01 requires an entity to carry all of its investments in equity securities at fair value, and to recognize periodic changes of that fair value in income. This guidance excludes equity method investments, investments that result in the consolidation of the investee and investments for which the entity has elected the practicability exception to the fair value measurement requirements. The guidance should be applied using a cumulative-effect adjustment to the beginning balance of retained earnings as of the beginning of the fiscal year in which the guidance becomes effective. ASU 2016-01 is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of the guidance in ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the balance sheet and disclosing key information. ASU 2016-02 amends previous lease guidance, which required a lessee to categorize and account for leases as either operating leases or capital leases, and instead requires a lessee to recognize a lease liability and a right-of-use asset on the entity’s balance sheet for all leases with terms that exceed one year. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments. The guidance should be applied using a modified retrospective approach. ASU 2016-02 is effective for public entities for annual reporting periods beginning after December 15, 2018 and interim periods within those reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). ASU 2016-07 removes the requirement to retroactively apply the equity method of accounting for an investment that becomes eligible for the equity method due to an increase in the level of ownership interest or degree of influence. The investment should be accounted for as an equity method investment as of the date that it becomes qualified for such treatment. At this date, any unrealized holding gain (loss), if the investment was an available-for-sale equity security, should be recognized in earnings. ASU 2016-07 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The objective of the guidance in ASU 2016-08 is to provide clarity on the application of the current principal versus agent guidance. ASU 2016-08 clarifies how an entity should determine whether it is acting as a principal or an agent for each specified good or service promised to a customer and how to determine the nature of each specified good or service. The effective date and transition requirements of ASU 2016-08 are the same as that of ASU 2014-09. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09. The objective of the guidance in ASU 2016-09 is to reduce the cost and complexity of providing stock compensation information while maintaining or  improving the usefulness of the information. ASU 2016-09 amends previous guidance around when and how excess tax benefits or deficiencies should be recognized, and now requires excess tax benefits to be recognized in the income statement, regardless of whether it will reduce the Company’s taxes payable in the current period. ASU 2016-09 also allows companies to elect whether to use an estimated forfeiture rate, or to recognize forfeitures as they occur. Another change related to this update, is the movement of excess tax benefits from stock options from financing activities to operating activities within the Condensed Consolidated Statements of Cash Flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those reporting periods, with early adoption permitted. The Company adopted ASU 2016-09 as of January 1, 2016 using a modified retrospective approach and the cumulative

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

adjustment to the Company’s equity components had no net impact to the Company’s total equity. See Note 13 for a detailed impact of the adoption of this guidance.

3. GOODWILL AND INTANGIBLE ASSETS

Finite‑Lived Intangible Assets, Net

The Company’s intangible assets include management contracts, client relationships, a trade name, and the future benefits of managing new assets for existing clients that were recognized at fair value as of their acquisition dates.

The following table summarizes the carrying value, net of accumulated amortization, for the Company’s intangible assets:

	Weighted Average
	Amortization Period	As of March 31,	As of December 31,
	At March 31, 2016	2016	2015
Management contracts	2.4 years	$111,939	$163,469
Client relationships	12.3 years	38,600	38,600
Trade name	6.3 years	3,200	3,200
		153,739	205,269
Foreign currency translation		(1,697)	(1,436)
Total intangible assets acquired		152,042	203,833
Less: accumulated amortization		(74,353)	(118,862)
Intangible assets, net		$77,689	$84,971

Amortization expense associated with intangible assets was $7.3 million and $10.9 million for the three months ended March 31, 2016 and 2015, respectively, and is included in general, administrative and other expenses within the Condensed Consolidated Statements of Operations. In the first quarter of 2016, the Company removed $51.5 million of intangible assets that were fully amortized.

Goodwill

The following table summarizes the carrying value of the Company's goodwill assets:

		Private	Real
	Credit	Equity	Estate	Total
Balance as of December 31, 2015	$32,196	$58,600	$53,271	$144,067
Foreign currency translation	—	—	(50)	(50)
Balance as of March 31, 2016	$32,196	$58,600	$53,221	$144,017

There was no impairment of goodwill recorded as of March 31, 2016 or December 31, 2015.

4. INVESTMENTS

The Company’s investments are comprised of investments presented at fair value in accordance with the investment company guidance, equity-method investments (using the equity method or fair value option) and held-to-maturity investments.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Fair Value Investments, excluding Equity-method Investments Held at Fair Value

			Fair value as a
			percentage of total
	Fair value at		investments at
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Private Investment Partnership Interests:
AREA Sponsor Holdings, LLC	$38,554	$37,275	8.6%	8.7%
ACE II Master Fund, L.P. (1)(2)	22,629	22,015	5.1%	5.2%
Ares Corporate Opportunities Fund III, L.P.	116,470	108,506	26.0%	25.4%
Ares Corporate Opportunities Fund IV, L.P. (2)	29,480	30,571	6.6%	7.2%
Ares Enhanced Credit Opportunities Fund, L.P.	25,598	26,073	5.7%	6.1%
Resolution Life L.P.	40,703	40,703	9.1%	9.5%
Other private investment partnership Interests (1)(3)	120,164	106,332	26.9%	24.9%
Total private investment partnership interests (cost: $311,187 and $297,026 at March 31, 2016 and December 31, 2015, respectively)	393,598	371,475	88.0%	87.0%
Collateralized Loan Obligations Interests:
Collateralized loan obligations interests	54,118	55,752	12.0%	13.0%
Total collateralized loan obligations (cost: $58,556 and $53,669 at March 31, 2016 and December 31, 2015, respectively)	54,118	55,752	12.0%	13.0%
Common Stock:
Common stock	83	81	0.0%	0.0%
Total common stock (cost: $118 and $116 at March 31, 2016 and December 31, 2015, respectively)	83	81	0.0%	0.0%
Total fair value investments (cost: $369,861 and $350,811 at March 31, 2016 and December 31, 2015, respectively)	$447,799	$427,308	100.0%	100.0%

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. dollars at each reporting date
(2)	Represents underlying security that is held through various legal entities
(3)	No single issuer or investment had a fair value that exceeded 5% of the Company's total investments.

Equity-Method Investments

The Company’s equity-method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company's equity-method investments, including those where the fair value option was elected, are summarized below:

	As of March 31, 2016	As of December 31, 2015
Equity-method investments	$4,322	$4,486
Equity-method investments at fair value	26,007	19,471
Total equity-method investments	$30,329	$23,957

Held-to-Maturity Investments

The Company classifies its securities investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. A summary of the cost and fair value of CLO notes classified as held-to-maturity investments is as follows:

	March 31,	December 31,
	2016	2015
Amortized Cost	$17,856	$17,022
Unrealized loss, net	(590)	(334)
Fair value	$17,266	$16,688

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Based on the Company’s ability and intent to hold the investments until maturity, the Company has determined that the net unrealized losses are deemed to be temporary impairments as of March 31, 2016 and December 31, 2015, respectively.

There were no sales of held-to-maturity investments during the three months ended March 31, 2016 and 2015.  All contractual maturities are due after 10 years as of March 31, 2016. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

			Fair value as a
			percentage of total
	Fair value at		investments at
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
United States:
Fixed income securities:
Consumer discretionary	$403,139	$393,902	15.7%	15.4%
Consumer staples	36,938	40,030	1.4%	1.6%
Energy	36,973	38,617	1.4%	1.5%
Financials	77,988	78,806	3.1%	3.1%
Healthcare, education and childcare	180,020	162,191	7.1%	6.3%
Industrials	153,511	161,830	6.0%	6.3%
Information technology	137,925	138,186	5.4%	5.4%
Materials	89,973	95,767	3.5%	3.7%
Partnership interests	103,621	86,902	4.1%	3.4%
Telecommunication services	189,418	202,256	7.4%	7.9%
Utilities	13,112	12,733	0.5%	0.5%
Total fixed income securities (cost: $1,458,969 and $1,462,570 at March 31, 2016 and December 31, 2015, respectively)	1,422,618	1,411,220	55.6%	55.1%
Equity securities:
Healthcare, education and childcare	1,740	344	0.1%	0.0%
Telecommunication services	718	510	0.0%	0.0%
Total equity securities (cost: $8,304 at March 31, 2016 and December 31, 2015, respectively)	$2,458	$854	0.1%	0.0%

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Europe:
Fixed income securities:
Consumer discretionary	$215,526	$221,707	8.3%	8.7%
Consumer staples	53,491	50,625	2.1%	2.0%
Financials	29,308	29,922	1.1%	1.2%
Healthcare, education and childcare	111,710	104,704	4.4%	4.1%
Industrials	106,511	109,778	4.2%	4.3%
Information technology	32,368	31,562	1.3%	1.2%
Materials	105,726	98,450	4.1%	3.8%
Telecommunication services	160,806	149,105	6.3%	5.8%
Utilities	810	768	0.0%	0.0%
Total fixed income securities (cost: $862,992 and $836,217 at March 31, 2016 and December 31, 2015, respectively)	816,256	796,621	31.8%	31.1%
Equity securities:
Consumer discretionary	4,203	4,306	0.2%	0.2%
Consumer staples	1,437	1,286	0.1%	0.1%
Healthcare, education and childcare	34,716	37,294	1.4%	1.5%
Telecommunication services	155	159	0.0%	0.0%
Total equity securities (cost: $80,830 and $ 80,827 at March 31, 2016 and December 31, 2015, respectively)	40,511	43,045	1.7%	1.8%
Asia and other:
Fixed income securities:
Consumer discretionary	30,260	34,810	1.2%	1.4%
Financials	1,242	—	0.0%	—%
Healthcare, education and childcare	21,993	23,999	0.9%	0.9%
Telecommunication services	10,193	9,909	0.4%	0.4%
Total fixed income securities (cost: $55,384 and $57,868 at March 31, 2016 and December 31, 2015, respectively)	63,688	68,718	2.5%	2.7%
Equity securities:
Consumer discretionary	29,444	55,532	1.2%	2.2%
Consumer staples	50,476	55,442	2.0%	2.2%
Healthcare, education and childcare	32,598	32,865	1.3%	1.3%
Industrials	12,891	12,891	0.5%	0.5%
Total equity securities (cost: $118,730 at March 31, 2016 and December 31, 2015, respectively)	$125,409	$156,730	5.0%	6.2%

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Canada:
Fixed income securities:
Consumer discretionary	$806	$827	0.0%	0.0%
Consumer staples	1,377	1,369	0.1%	0.1%
Energy	7,278	8,724	0.3%	0.3%
Healthcare, education and childcare	14,537	14,819	0.6%	0.6%
Industrials	620	513	0.0%	0.0%
Telecommunication services	8,901	6,627	0.3%	0.3%
Total fixed income securities (cost: $35,731 and $34,397 at March 31, 2016 and December 31, 2015, respectively)	33,519	32,879	1.3%	1.3%
Australia:
Fixed income securities:
Energy	8,987	8,888	0.4%	0.3%
Industrials	4,158	3,657	0.2%	0.1%
Utilities	15,551	16,041	0.6%	0.6%
Total fixed income securities (cost: $39,602 and $39,574 at March 31, 2016 and December 31, 2015, respectively)	28,696	28,586	1.2%	1.0%
Equity securities:
Telecommunication services	4,630	5,370	0.2%	0.2%
Utilities	15,384	15,760	0.6%	0.6%
Total equity securities (cost: $25,524 at March 31, 2016 and December 31, 2015, respectively)	20,014	21,130	0.8%	0.8%
Total fixed income securities	2,364,777	2,338,024	92.4%	91.2%
Total equity securities	188,392	221,759	7.6%	8.8%
Total investments, at fair value	$2,553,169	$2,559,783	100.0%	100.0%

At March 31, 2016 and December 31, 2015, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company's total consolidated net assets.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE

GAAP establishes a hierarchal disclosure framework which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or where fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Financial assets and liabilities measured and reported at fair value are classified as follows:

•	Level I—Quoted prices in active markets for identical instruments.
•

Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model‑derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices that are not current, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

•

Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument.

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of March 31, 2016:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Collateralized loan obligations	$—	$—	$54,118	$—	$54,118
Total fixed income	—	—	54,118	—	54,118
Equity securities	83	—	—	—	83
Partnership interests	—	—	58,203	361,402	419,605
Total investments, at fair value	83	—	112,321	361,402	473,806
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	1,038	—	—	1,038
Total derivative assets, at fair value	—	1,038	—	—	1,038
Total	$83	$1,038	$112,321	$361,402	$474,844
Derivative liabilities of the Company, at fair value
Foreign exchange contracts	$—	$(2,402)	$—	$—	$(2,402)
Interest rate contracts	—	(66)	—	—	(66)
Total derivative liabilities, at fair value	$—	$(2,468)	$—	$—	$(2,468)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Bonds	$—	$127,926	$105,812	$—	$233,738
Loans	—	1,921,021	100,135	—	2,021,156
Collateralized loan obligations	—	—	6,262	—	6,262
Total fixed income	—	2,048,947	212,209	—	2,261,156
Equity securities	44,692	1,740	141,805	—	188,237
Partnership interests	—	—	103,621	—	103,621
Other	—	155	—	—	155
Total investments, at fair value	$44,692	$2,050,842	$457,635	$—	$2,553,169
Derivative liabilities of Consolidated Funds, at fair value
Foreign exchange contracts	$—	$(1,731)	$—	$—	$(1,731)
Others	—	—	(4,127)	—	(4,127)
Total derivative liabilities, at fair value	—	(1,731)	(4,127)	—	(5,858)
Loan obligations of CLOs	—	(2,167,773)	—	—	(2,167,773)
Total	$—	$(2,169,504)	$(4,127)	$—	$(2,173,631)

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2015:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Collateralized loan obligations	$—	$—	$55,752	$—	$55,752
Total fixed income	—	—	55,752	—	55,752
Equity securities	81	—	—	—	81
Partnership interests	—	—	51,703	339,243	390,946
Total investments, at fair value	81	—	107,455	339,243	446,779
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	1,339	—	—	1,339
Total derivative assets, at fair value	—	1,339	—	—	1,339
Total	$81	$1,339	$107,455	$339,243	$448,118
Derivative liabilities of the Company, at fair value
Foreign exchange contracts	$—	$(176)	$—	$—	$(176)
Interest rate contracts	—	(214)	—	—	(214)
Total derivative liabilities, at fair value	$—	$(390)	$—	$—	$(390)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Bonds	$—	$126,289	$109,023	$—	$235,312
Loans	—	1,875,341	134,346	—	2,009,687
Collateralized loan obligations	—	—	6,121	—	6,121
Total fixed income	—	2,001,630	249,490	—	2,251,120
Equity securities	76,033	15,760	129,809	—	221,602
Partnership interests	—	—	86,902	—	86,902
Other	—	159	—	—	159
Total investments, at fair value	$76,033	$2,017,549	$466,201	$—	$2,559,783
Derivative liabilities of Consolidated Funds, at fair value
Foreign exchange contracts	$—	$(369)	$—	$—	$(369)
Others	—	—	(10,307)	—	(10,307)
Total derivative liabilities, at fair value	—	(369)	(10,307)	—	(10,676)
Loan obligations of CLOs	—	—	(2,174,352)	—	(2,174,352)
Total	$—	$(369)	$(2,184,659)	$—	$(2,185,028)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2016:

Investments and Derivatives of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$55,752	$51,703	$107,455
Purchases(1)	3	6,500	6,503
Sales(2)	(775)	—	(775)
Realized and unrealized depreciation, net	(862)	—	(862)
Balance, end of period	$54,118	$58,203	$112,321
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,173)	$—	$(1,173)

				Other
			Partnership	Financial
Investments and Derivatives of Consolidated Funds	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Transfer in	15,759	30,711	—	—	46,470
Transfer out	(345)	(74,213)	—	—	(74,558)
Purchases(1)	—	19,469	7,300	—	26,769
Sales(2)	—	(9,443)	(300)	496	(9,247)
Accrued discounts/premiums	—	453	—	284	737
Realized and unrealized appreciation (depreciation), net	(3,418)	(4,258)	9,719	5,400	7,443
Balance, end of period	$141,804	$212,209	$103,621	$(4,127)	$453,508
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,419)	$(6,032)	$9,635	$5,294	$5,478

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2015:

Investments and Derivatives of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$45,348	$45,348
Deconsolidation of funds(3)	17,815	—	17,815
Purchases(1)	3	5,000	5,003
Sales(2)	(763)	—	(763)
Realized and unrealized appreciation (depreciation), net	(1,232)	—	(1,232)
Balance, end of period	$15,823	$50,348	$66,171
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,510)	$—	$(1,510)

				Other
			Partnership	Financial
Investments and Derivatives of Consolidated Funds	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$3,263,311	$2,192,395	$17,582	$(20,993)	$5,452,295
Deconsolidation of funds(4)	(3,080,402)	(1,897,304)	(17,582)	12,980	(4,982,308)
Transfer in	—	26,144	—	—	26,144
Transfer out	—	(89,214)	—	—	(89,214)
Purchases(1)	—	44,835	—	4	44,839
Sales(2)	(1,689)	(23,171)	—	(1)	(24,861)
Accrued discounts/premiums	—	(858)	—	(267)	(1,125)
Realized and unrealized appreciation (depreciation), net	(7,185)	(18,706)	—	(6,116)	(32,007)
Balance, end of period	$174,035	$234,121	$—	$(14,393)	$393,763
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(8,932)	$(14,877)	$—	$(7,618)	$(31,427)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)	Balances for the Company were previously eliminated upon consolidation and not reported as Level III investments.
(4)	Represents investment in Consolidated Funds that were deconsolidated during the period.

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the three months ended March 31, 2016 and 2015, there were no transfers between Level I and Level II.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table sets forth a summary of changes in the fair value of the Level III liabilities for the CLO loan obligations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$2,174,352	$12,049,019
Accounting change due to the adoption of ASU 2014-13(1)	(2,174,352)	—
Deconsolidation of funds	—	(10,264,884)
Borrowings	—	602,077
Paydowns	—	(409)
Realized and unrealized gains, net	—	(85,833)
Balance, end of period	$—	$2,299,970

(1)

Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer considered Level III financial liabilities under the GAAP fair value hierarchy. As of January 1, 2016, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities.

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2016:

	Fair		Unobservable
	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$40,703	Discounted Cash Flow	Discount Rate	10%
Partnership interests	17,500	Recent Transaction Price (1)	N/A	N/A
Collateralized loan obligations	54,118	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$112,321

(1)

Recent transaction price consists of securities recently purchased or restructured. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2015:

	Fair		Unobservable
	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$40,703	Discounted Cash Flow	Discount Rate	10%
Partnership interests	11,000	Recent Transaction Price (1)	N/A	N/A
Collateralized loan obligations	55,752	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$107,455

(1)

Recent transaction price consists of securities recently purchased or restructured. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of March 31, 2016:

					Weighted
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Average
Assets
Equity securities
	$53,247	EV market multiple analysis	EBITDA multiple	1.6x-9.1x	5.4x
	73,174	Market approach (comparable companies)	Net income multiple Illiquidity discount	9.1x - 40.0x 25%	20.6x 25%
	15,384	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	103,621	Discounted cash flow	Discount rate	14.0%	14.0%
Fixed Income securities
	92,891	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	21,010	EV market multiple analysis	EBITDA multiple	1.6x - 11.0x	7.3x
	83,045	Income approach	Yield	3.3% - 13.3%	9.4%
	5,622	Discounted cash flow	Discount rate	11.0% - 15.3%	12.7%
	1,756	Market approach (comparable companies)	EBITDA multiple	6.5x	6.5x
	2,800	Income approach	Collection rates	1.2x	1.2x
	5,085	Income approach	Constant prepayment rate Constant default rate Recovery rate	5.0% - 10.0% 11.9% - 25.1% 0.0% - 40.0%	6.9% 14.2% 15.0%
Total assets	$457,635
Liabilities
Derivatives instruments of Consolidated Funds	4,127	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$4,127

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Average
Assets
Equity securities
	42,887	EV market multiple analysis	EBITDA multiple	1.6x - 10.4x	4.1x
	73,686	Market approach (comparable companies)	Net income multiple	10.0x - 40.0x	21.7x
	344	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	12,891	Recent transaction price (1)	N/A	N/A	N/A
	86,902	Discounted cash flow	Discount rate	14.0%	14.0%
Fixed Income securities
	22,934	EV market multiple analysis	EBITDA multiple	1.6x - 11.0x	7.8x
	1,626	Market approach (comparable companies)	EBITDA multiple	6.5x	6.5x
	130,131	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,516	Discounted cash flow	Discount rate	11.0% - 15.3%	12.7%
	84,464	Income approach	Yield	3.3% - 13.3%	9.1%
	1,133	Income approach	Collection rates	1.2x	1.2x
	3,687	Income approach	Constant prepayment rate Constant default rate Recovery rate	5.0% - 10.0% 11.9% - 25.1% 0.0% - 40.0%	7.1% 14.6% 16.8%
Total assets	$466,201
Liabilities
Loans payable of Consolidated Funds:
Fixed income	$2,146,255	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	28,097	Discounted cash flow	Discount rate Constant prepayment rate Constant default rate Recovery rate	8.0% - 10.0% 19.7% - 20.0% 2.0% 70.0% - 71.1%	8.7% 19.8% 2.0% 70.8%
Derivatives instruments of Consolidated Funds	10,307	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$2,184,659

(1)

Recent transaction price consists of securities purchased or restructured. The Company has determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

A significant change in earnings before interest, tax, depreciation and amortization (“EBITDA”), or one of the other unobservable inputs in the table above, could result in a significantly higher or lower fair value measurement.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

For investments valued using NAV per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restrictions of such investments are presented below:

As of March 31, 2016
Segment	Fair Value	Unfunded Commitments	Redemption Restriction(s)
Credit Group	$104,824	$86,351	(1)(2)(3)
Private Equity Group	163,988	77,418	(1)
Real Estate Group	59,589	100,579	(1)
Operations Management Group	33,001	17,374	(1)(2)
Totals	$361,402	$281,722

As of December 31, 2015
Segment	Fair Value	Unfunded Commitments	Redemption Restriction(s)
Credit Group	$98,251	$89,917	(1)(2)(3)
Private Equity Group	157,234	78,700	(1)
Real Estate Group	56,547	99,802	(1)
Operations Management Group	27,211	22,789	(1)(2)
Totals	$339,243	$291,208

(1)	Includes certain closed‑ended funds that do not permit investors to redeem their interests.
(2)	Includes certain open‑ended funds that are subject to a lock‑up period of six months after the closing date; after which an investor has the right to withdraw its capital.
(3)	Includes certain funds that are separately managed investment vehicles, which may be redeemed only upon dissolution or liquidation of the fund at the discretion of a simple majority of investors.

6. DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against credit and foreign exchange risk. The derivative instruments used by the Company and Consolidated Funds include warrants, currency options, interest rate swaps, total return swaps and forward contracts. The derivative instruments are not designated as hedging instruments under the accounting standards for derivatives and hedging. The Company recognizes all of its derivative instruments at fair value as either assets or liabilities in the Condensed Consolidated Statements of Financial Condition.

Quantitative Disclosures of Derivative Financial Instruments

The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of March 31, 2016 and December 31, 2015. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis in other assets or accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of March 31, 2016
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$66
Foreign exchange contracts	22,018	1,038	62,348	2,402
Total derivatives, at fair value	$22,018	$1,038	$312,348	$2,468

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	As of March 31, 2016
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$—	$—	$25,572	$1,731
Other financial instruments	—	—	4,501	4,127
Total derivatives, at fair value	—	—	30,073	5,858
Other—equity(2)	522	155	—	—
Total	$522	$155	$30,073	$5,858

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)	Includes the fair value of warrants which are presented within investments of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

	As of December 31, 2015
	Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$250,000	$214
Foreign exchange contracts	94,634	1,339	53,245	176
Total derivatives, at fair value	$94,634	$1,339	$303,245	$390

	As of December 31, 2015
	Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$—	$—	$25,572	$369
Other financial instruments	—	—	4,063	10,307
Total derivatives, at fair value	—	—	29,635	10,676
Other—equity(2)	522	159	—	—
Total	$522	$159	$29,635	$10,676

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)

Includes the fair value of warrants and equity distribution rights which are presented at fair value, within investments of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

The tables below set forth the rights of offset and related arrangements associated with the Company’s derivative and other financial instruments as of March 31, 2016 and December 31, 2015. The columns titled “Gross Amounts Not Offset in the Statement of Financial Condition” in the tables below relate to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts of	Gross Amounts	Net Amounts of	of Financial Condition
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
The Company as of March 31, 2016	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$1,038	$—	$1,038	$(2,401)	$(1,363)
Liabilities:
Derivatives	(2,468)	—	(2,468)	2,401	(67)
Net derivatives liabilities	$(1,430)	$—	$(1,430)	$—	$(1,430)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts of	Gross Amounts	Net Amounts of	of Financial Condition
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
The Company as of December 31, 2015	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$1,339	$—	$1,339	$(176)	$1,163
Liabilities:
Derivatives	(390)	—	(390)	176	(214)
Net derivatives assets	$949	$—	$949	$—	$949

The tables below set forth the rights of offset and related arrangements associated with the Consolidated Funds’ derivative and other financial instruments as of March 31, 2016 and December 31, 2015. The columns titled “Gross Amounts Not Offset in the Statement of Financial Condition” in the tables below relate to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

				Gross Amounts Not
				Offset in the Statement
				of Financial Condition
	Gross Amounts of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
Consolidated Funds as of March 31, 2016	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$447	$447	$—	$—	$—	$—
Liabilities:
Derivatives	(6,305)	(447)	(5,858)	—	—	(5,858)
Net derivatives liabilities	$(5,858)	$—	$(5,858)	$—	$—	$(5,858)

				Gross Amounts Not
				Offset in the Statement
				of Financial Condition
	Gross Amounts of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
Consolidated Funds as of December 31, 2015	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$85	$85	$—	$—	$—	$—
Liabilities:
Derivatives	(10,760)	(85)	(10,676)	—	—	(10,676)
Net derivatives liabilities	$(10,676)	$—	$(10,676)	$—	$—	$(10,676)

7. DEBT

Debt represents the (a) revolving credit facility of the Ares Operating Group (the “Credit Facility”), (b) senior notes of a wholly owned subsidiary of Ares Holdings (the “Senior Notes”), (c) term loan of a wholly owned subsidiary of AM LLC (the “Term Loan”), (d) loan obligations of the consolidated CLOs and (e) credit facilities of the Consolidated Funds. The Company has elected to measure the loan obligations of the consolidated CLOs at fair value and reflect the other debt obligations and borrowings of the Company, its subsidiaries and Consolidated Funds at cost.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table summarizes the Company’s and its subsidiaries’ debt obligations:

			As of March 31, 2016		As of December 31, 2015
		Original Borrowing	Carrying		Carrying
	Maturity	Amount	Value	Interest Rate	Value	Interest Rate
Credit Facility(1)	4/30/2019	—	$192,000	2.19%	$110,000	2.11%
Senior Notes (2)	10/8/2024	$250,000	244,226	4.21%	244,077	4.21%
Term Loan(3)	7/29/2026	$35,250	35,048	2.47%	35,043	2.18%
Total debt obligations			$471,274		$389,120

(1)

The Ares Operating Group entities are borrowers under the Credit Facility, which provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity). It has a variable interest rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.75% or and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.75%.  The unused commitment fee is 0.25% per annum. There is a base rate and LIBOR floor of zero.

(2)

The Senior Notes were issued in October 2014 by Ares Finance Co. LLC (“AFC”), a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

(3)

In connection with risk retention requirements, the Term Loan was entered into in August 2015 by a subsidiary of the Company that acts as a manager to a CLO. The Term Loan is secured by collateral in the form of CLO senior tranches owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.025% of a maximum investment amount.

As of March 31, 2016, the Company and its subsidiaries were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation. Debt issuance costs may be recorded as a reduction of the corresponding debt obligation and are amortized over the term of the obligation. No new debt issuance costs were incurred in the three month periods ended March 31, 2016 and 2015. The unamortized portion of the Credit Facility debt issuance costs of $5.8 million and $6.2 million as of March 31, 2016 and December 31, 2015, respectively, is included in other assets in the Condensed Consolidated Statements of Financial Condition. The unamortized portion of the Senior Notes and Term Loan debt issuance costs of $2.2 million as of March 31, 2016 and December 31, 2015, is included in the net carrying value of the Company’s debt obligations in the Condensed Consolidated Statements of Financial Condition. Amortization of debt issuance costs was $0.5 million and $0.4 million for the three months ending March 31, 2016 and 2015, respectively, and is included in net interest and investment income (expense) in the Condensed Consolidated Statements of Operations.

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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

As of March 31, 2016 and December 31, 2015, the following loan obligations were outstanding and classified as liabilities of the Company’s consolidated CLOs:

	As of March 31, 2016			As of December 31, 2015
			Weighted Average			Weighted Average
	Loan	Fair Value of	Remaining	Loan	Fair Value of	Remaining
	Obligations	Loan Obligations	Maturity In Years	Obligations	Loan Obligations	Maturity In Years
Senior secured notes(1)	$2,083,929	$2,052,619	9.30	$2,101,506	$2,054,123	9.55
Subordinated notes / preferred shares(2)	199,265	115,154	9.29	194,443	120,229	9.53
Total loan obligations of Consolidated CLOs	$2,283,194	$2,167,773		$2,295,949	$2,174,352

(1)

Original borrowings under the senior secured notes totaled $2.2 billion, with various maturity dates ranging from October 2024 to December 2025. The weighted average interest rate as of March 31, 2016 was 3.44%.

(2)

Original borrowings under the subordinated notes totaled $199.3 billion, with various maturity dates ranging from October 2024 to December 2025. They do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

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

Credit Facilities of the Consolidated Funds

Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company. As of March 31, 2016 and December 31, 2015, the Consolidated Funds were in compliance with all financial and non‑financial covenants under such credit facilities.

The Consolidated Funds had the following revolving bank credit facilities outstanding as of March 31, 2016 and December 31, 2015:

			As of March 31, 2016		As of December 31, 2015
	Maturity	Total	Outstanding		Outstanding
Type of Facility	Date	Capacity	Loan(1)	Effective Rate	Loan(1)	Effective Rate
Consolidated Funds credit facility	01/01/23	$18,000	$12,484	2.00%	$11,734	2.00%
Total borrowings of Consolidated Funds			$12,484		$11,734

(1)	The fair values of the borrowings approximate the carrying value, as the interest rate on the borrowings is a floating rate.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. REDEEMABLE INTERESTS

The following table sets forth a summary of changes in the redeemable interests in the Ares Operating Group entities as of March 31, 2016:

As of March 31,
2016
Beginning balance	$23,505
Distributions	(187)
Net income	10
Currency translation adjustment	(11)
Equity compensation	36
Ending Balance	$23,353

9. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and have not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2016, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Capital Commitments

As of March 31, 2016 and December 31, 2015, the Company had aggregate unfunded commitments of $699.8 million and $436.4 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

The Company has a $75.0 million commitment to invest in certain funds managed by Kayne Anderson Capital Advisors, L.P. (“KACALP”). As of March 31, 2016, the Company had invested a total of $32.6 million in such funds with $42.4 million in unfunded commitments remaining.

Guarantees

On July 30, 2014, AM LLC agreed to provide credit support to a $75.0 million credit facility, (the “Guaranteed Facility”) entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation (“ACRE”) with a national banking association. AM LLC is the parent entity to ACRE’s external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) in the event that AM LLC’s corporate credit rating is downgraded to below investment grade, among other things. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out‑of‑pocket costs and expenses in connection with the Guaranteed Facility. The Company’s maximum exposure to loss shall not exceed $75.0 million plus accrued interest. The fair value of this guarantee recorded as of March 31, 2016 and December 31, 2015 was $1.7 million, and is included within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The total outstanding balance under the Guaranteed Facility was $37.9 million and $66.2 million as of March 31, 2016 and December 31, 2015, respectively. This guarantee expires on June 30, 2016. The Company believes the likelihood of default by the subsidiary of ACRE to be remote.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

 In connection with the acquisition of EIF, contingent consideration is payable to EIF’s former membership interest holders if certain funds and co-investment vehicles meet certain revenue and fee paying commitment targets. The fair value of the liability for contingent consideration is subject to change until the liability is settled with the related impact recorded to our Condensed Consolidated Statements of Operations within other income (expense), net. As of March 31, 2016 and December 31, 2015, the estimated fair value of the contingent consideration liability was $38.3 million and $38.1 million, respectively.

Performance Fees

Generally, if at the termination of a fund (and increasingly at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company will be obligated to repay carried interest that was received by the Company in excess of the amounts to which the Company is entitled. This contingent obligation is normally reduced by income taxes paid by the Company related to its carried interest.

At March 31, 2016 and December 31, 2015, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $322.4 million and $322.2 million, respectively, of which approximately $248.1 million and $247.9 million, respectively, is reimbursable to the Company by certain professionals. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2015, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of that date. Based on fair values of certain funds as of March 31, 2016, the Company has recorded a liability associated with the contingent repayment obligation of $25.4 million, of which, $16.4 million is recoverable from the Company’s senior professionals and other professionals who previously received performance fees, and as such has been recorded within due from affiliates on the Company’s Condensed Consolidated Statements of Financial Condition.

10. RELATED PARTY TRANSACTIONS

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

The Company has investment management agreements with various funds and accounts that it manages. In accordance with these agreements, the Consolidated Funds bear certain operating costs and expenses, which are initially paid by the Company and subsequently reimbursed by the Consolidated Funds. In addition, the Company has agreements to provide administrative services to various entities.

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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Performance fees from the funds can be distributed to professionals on a current basis, subject to repayment by the subsidiary of the Company that acts as general partner of the relevant fund in the event that certain specified return thresholds are not ultimately achieved. The professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several, and not joint, and are limited to distributions received by the relevant recipient.

The Company considers its professionals and non‑consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of March 31,	As of December 31,
	2016	2015
Due from affiliates:
Management fees receivable from non-consolidated funds	$119,573	$112,405
Contingent obligations due from employees	16,448	—
Payments made on behalf of and amounts due from non-consolidated funds	29,760	32,577
Due from affiliates—Company	$165,781	$144,982
Amounts due from portfolio companies and non-consolidated funds	$11,955	$12,923
Due from affiliates—Consolidated Funds	$11,955	$12,923
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$6,678	$6,679
Management fee paid in advance	2,686	1,738
Contingent obligations to non-consolidated funds	25,423	—
Payments made by non-consolidated funds on behalf of and amounts due from the Company	3,313	4,484
Due to affiliates—Company	$38,100	$12,901

Due from Ares Funds and Portfolio Companies

In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non‑consolidated funds for which it is reimbursed. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional travel and other costs associated with particular portfolio company holdings are subject to reimbursement by the portfolio companies.

11. INCOME TAXES

A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI and Domestic Holdings, as well as corporate subsidiaries of Ares Investments, which are U.S. corporations for tax purposes. Their income is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes is included in the Company’s tax provision. The Company’s tax provision also includes entity level income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company’s income tax expense was $4.7 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three months ended March 31, 2016 and 2015, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of March 31, 2016, the Company’s U.S. federal income tax returns for the years 2012 through 2016 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

12. EARNINGS PER COMMON UNIT

Basic earnings per common unit is computed by dividing income available to common unitholders by the weighted‑average number of common units outstanding during the period. Diluted earnings per common unit is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three months ended March 31, 2016 and 2015, the two-class method was the more dilutive method for the unvested restricted stock units. For the three months ended March 31, 2016 and 2015, no participating securities had rights to undistributed earnings. The computation of diluted earnings (loss) per common unit for the three months ended March 31, 2016 and 2015 excludes the following options, restricted stock units and AOG Units, as their effect would have been anti-dilutive:

	For the three months ended
	March 31,
	2016	2015
Options	23,495,886	25,022,983
Restricted units	6,203,740	834,288
AOG units	132,382,815	132,437,609

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the computation of basic and diluted earnings per common unit:

	For the three months ended		For the three months ended
	March 31, 2016		March 31, 2015
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to Ares Management, L.P.	$(3,090)	$(3,090)	$18,456	$18,456
Earnings distributed to participating securities (restricted units)	(193)	(193)	(237)	(237)
Preferred stock dividends	(4)	(4)	—	—
Net income (loss) available to common unitholders	$(3,287)	$(3,287)	$18,219	$18,219
Weighted-average common units	80,683,051	80,683,051	80,667,664	80,667,664
Effect of dilutive units:
Restricted units	—	—	—	—
Options	—	—	—	—
Contingently issuable common units	—	—	—	—
Diluted weighted-average common units	80,683,051	80,683,051	80,667,664	80,667,664
Earnings (loss) per common unit	$(0.04)	$(0.04)	$0.23	$0.23

13. EQUITY COMPENSATION

 Ares Management, L.P. 2014 Equity Incentive Plan

In 2014, the Company adopted its Equity Incentive Plan, under which the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash. Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets and increases on January 1 each year. Accordingly, on January 1, 2016, the total number of units available for issuance under the Equity Incentive Plan increased to 31,962,710 units. During the three months ended March 31, 2016, a total of 959,445 units and unit options, net of forfeitures and vesting, were issued and 31,003,265 units remain available to be issued as of March 31, 2016.

Equity‑based compensation expense, net of forfeitures is included in the following table:

	For the three months ended
	March 31,
	2016	2015
Restricted units	$4,761	$3,445
Options	3,913	3,853
Phantom units	499	623
Equity-based compensation expense	$9,173	$7,921

No options or phantom units were granted in the three months ended March 31, 2016.

Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a common unit on a specific date. The restricted units generally vest and are settled in common units either (i) at a rate of one‑third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, or (iii) at a rate of one-quarter per year, beginning on the first anniversary of the grant date. Compensation expense associated with restricted units is recognized on a straight‑line basis over the requisite service period of the award.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Distribution Equivalent”). For the three months ended March 31, 2016, Distribution Equivalents were made to the holders of restricted units in the amount of $1.2 million, which are presented as distributions within the Condensed Consolidated Statements of Changes in Equity until forfeited, at which time the cumulative payments are reclassified to compensation and benefits expense.

The following table presents unvested restricted units’ activity during the three months ended March 31, 2016 and 2015:

	2016		2015
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Restricted Units	Value Per Unit	Restricted Units	Value Per Unit
Balance - January 1	4,657,761	$18.01	4,776,053	$18.08
Granted	1,789,545	11.26	171,444	17.27
Vested	(4,342)	18.05	—	—
Forfeited	(239,224)	17.30	(75,920)	18.05
Balance - March 31	6,203,740	$16.10	4,871,577	$18.06

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $67.6 million as of March 31, 2016 and is expected to be recognized over the remaining weighted average period of 3.24 years.

Adoption of ASU 2016-09

The Company adopted ASU 2016-09 effective January 1, 2016 using a modified retrospective approach and recorded a cumulative-effect adjustment with the following impact to beginning equity:

	Partners' Capital	Non-Controlling Interest in Ares Operating Group Entities	Redeemable Interest in Ares Operating Group Entities
Balance at December 31, 2015	$251,537	$397,883	$23,505
Retained earnings	(3,357)	(5,470)	(38)
Paid-in-capital - Equity compensation	3,767	6,138	43
Distributions - dividend equivalent	(410)	(668)	(5)
Balance at December 31, 2015 (as adjusted)	$251,537	$397,883	$23,505

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. SEGMENT REPORTING

The Company conducts its alternative asset management business through its distinct operating segments. During the three months ended March 31, 2016, the Company revised its reportable segments by combining two of its segments into a single segment to reflect a change in how the Company is managed. The previously disclosed Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made to more effectively manage the Company’s broad array of credit products and to better position the Credit Group to capitalize on future growth opportunities. The Company has presented its reportable segments for the three months ended March 31, 2015 to conform to the three months ended March 31, 2016 presentation.

The Company’s three revised operating segments are:

•

Credit Group:  The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $60.0 billion of assets under management and approximately 125 funds as of March 31, 2016. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated bank loans, high yield bonds, credit opportunities, special situations, asset-backed investments and U.S. and European direct lending.  The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated bank loan and high yield bond markets and capitalize on opportunities across traded corporate credit.  It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated bank loan strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers.  The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments.  Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure.  The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.  The asset-backed strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments comprised of diversified portfolios of consumer and commercial assets.  The Company is one of the largest self-originating direct lenders to the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which we believe are increasingly underserved by traditional lenders.  The Credit Group conducts its U.S. corporate lending activities primarily through ARCC, the largest business development company as of March 31, 2016, by both market capitalization and total assets.  In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.

•

Private Equity Group:  The Company’s Private Equity Group has approximately $23.3 billion of assets under management as of March 31, 2016, broadly categorizing its investment strategies as corporate private equity and U.S. power and energy infrastructure.  The group manages five corporate private equity commingled funds focused on North America and Europe, one commingled China growth fund, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure as of March 31, 2016. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The China growth capital strategy focuses on privately negotiated, minority growth equity investments in China in companies that operate in industries the Company believes will be the primary drivers of China’s economic growth over the next decade. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

•

Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.2 billion of assets under management across approximately 46 funds as of March 31, 2016.  Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing property types across the U.S. and Western Europe.  The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major property types in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”).  In addition, the Real Estate Group services a portfolio of over $6 billion in mortgage loans principally through a subsidiary of ACRE.

The Company has an Operations Management Group (the “OMG”) that consists of five shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, business development, legal/compliance and human resources. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s expenses are not allocated to the Company’s three reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.

Economic net income (“ENI”) is a key performance indicator used in the alternative asset management industry. ENI represents net income excluding (a) income tax expense, (b) operating results of Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions and (e) certain other items that the Company does not believe are indicative of its core performance. Changes arising from corporate actions include equity‑based compensation expenses, the amortization of intangible assets, transaction costs associated with acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization. The Company believes the exclusion of these items provides investors with a meaningful indication of the Company’s core operating performance. ENI is evaluated regularly by management as a decision tool for deployment of resources and to assess performances of each of the business segments. The Company believes that reporting ENI is helpful in understanding its business and that investors should review the same supplemental non‑GAAP financial measures that management uses to analyze the segment performance. These measures supplement and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with GAAP.

Fee related earnings (“FRE”) is a component of ENI and is used to assess the ability of the business to cover direct base compensation and operating expenses from management fees. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from Consolidated Funds and non-consolidated funds and certain other items.

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

Distributable earnings (“DE”) is a pre‑income tax measure that is used to assess amounts potentially available for distributions to stakeholders. Distributable earnings is calculated as the sum of FRE, realized performance fees, realized performance fee compensation, realized net investment and other income, and further adjusts for expenses arising from transaction costs associated with acquisitions, placement fees, underwriting costs, expenses incurred in connection with

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

corporate reorganization and depreciation. DE differs from income before taxes computed in accordance with GAAP as it is presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, equity compensation expense and is further adjusted by certain items described in the non-GAAP reconciling table following our segment results.

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

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2016:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (includes ARCC Part I Fees of $28,625)	$109,441	$36,482	$16,745	$162,668	$—	$162,668
Administrative fees and other income	109	340	406	855	6,674	7,529
Compensation and benefits	(43,914)	(12,167)	(10,714)	(66,795)	(34,714)	(101,509)
General, administrative and other expenses	(5,051)	(2,904)	(3,450)	(11,405)	(18,235)	(29,640)
Fee related earnings	60,585	21,751	2,987	85,323	(46,275)	39,048
Performance fees—realized	6,178	—	171	6,349	—	6,349
Performance fees—unrealized	(29,327)	(12,143)	4,122	(37,348)	—	(37,348)
Performance fee compensation—realized	(1,983)	—	—	(1,983)	—	(1,983)
Performance fee compensation—unrealized	16,605	8,941	(2,233)	23,313	—	23,313
Net performance fees	(8,527)	(3,202)	2,060	(9,669)	—	(9,669)
Investment income (loss)—realized	162	(112)	(132)	(82)	(57)	(139)
Investment income (loss)—unrealized	(4,007)	(7,745)	2,799	(8,953)	385	(8,568)
Interest and other investment income	7,579	(91)	892	8,380	(49)	8,331
Interest expense	(2,448)	(1,405)	(274)	(4,127)	(728)	(4,855)
Net investment income (loss)	1,286	(9,353)	3,285	(4,782)	(449)	(5,231)
Performance related earnings	(7,241)	(12,555)	5,345	(14,451)	(449)	(14,900)
Economic net income	$53,344	$9,196	$8,332	$70,872	$(46,724)	$24,148
Distributable earnings	$68,083	$19,605	$3,343	$91,031	$(49,750)	$41,281

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2015:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (includes ARCC Part I Fees of $29,042)	$108,348	$36,589	$17,379	$162,316	$—	$162,316
Administrative fees and other income	98	13	854	965	6,385	7,350
Compensation and benefits	(42,565)	(12,321)	(10,131)	(65,017)	(28,914)	(93,931)
General, administrative and other expenses	(7,125)	(3,118)	(2,544)	(12,787)	(15,326)	(28,113)
Fee related earnings	58,756	21,163	5,558	85,477	(37,855)	47,622
Performance fees—realized	35,214	425	—	35,639	—	35,639
Performance fees—unrealized	(19,201)	87,331	320	68,450	—	68,450
Performance fee compensation—realized	(21,004)	(340)	—	(21,344)	—	(21,344)
Performance fee compensation—unrealized	14,531	(69,981)	402	(55,048)	—	(55,048)
Net performance fees	9,540	17,435	722	27,697	—	27,697
Investment income (loss)—realized	8,618	4,172	132	12,922	—	12,922
Investment income (loss)—unrealized	(3,369)	(1,442)	196	(4,615)	—	(4,615)
Interest and other investment income	(1,526)	4,485	29	2,988	—	2,988
Interest expense	(1,734)	(1,680)	(270)	(3,684)	—	(3,684)
Net investment income (loss)	1,989	5,535	87	7,611	—	7,611
Performance related earnings	11,529	22,970	809	35,308	—	35,308
Economic net income	$70,285	$44,133	$6,367	$120,785	$(37,855)	$82,930
Distributable earnings	$75,707	$27,086	$3,382	$106,175	$(38,880)	$67,295

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (loss):

	For the Three Months Ended March 31,
	2016	2015
Segment Revenues
Management fees (includes ARCC Part I Fees of $28,625 and $29,042 for the three months ended March 31, 2016 and 2015, respectively)	$162,668	$162,316
Administrative fees and other income	855	965
Performance fees—realized	6,349	35,639
Performance fees—unrealized	(37,348)	68,450
Total segment revenues	$132,524	$267,370
Segment Expenses
Compensation and benefits	$66,795	$65,017
General, administrative and other expenses	11,405	12,787
Performance fee compensation—realized	1,983	21,344
Performance fee compensation—unrealized	(23,313)	55,048
Total segment expenses	$56,870	$154,196
Other Income (Expense)
Investment income (loss)—realized	$(82)	$12,922
Investment income (loss)—unrealized	(8,953)	(4,615)
Interest and other investment income	8,380	2,988
Interest expense	(4,127)	(3,684)
Total other income (expense)	$(4,782)	$7,611

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended March 31,
	2016	2015
Total segment revenue	$132,524	$267,370
Consolidated Fund revenue eliminated in consolidation	(2,611)	(2,859)
Administrative fees and other income attributable to OMG	6,674	6,385
Performance fees reclass (1)	(572)	(991)
Total consolidated adjustments and reconciling items	3,491	2,535
Total consolidated revenue	$136,015	$269,905

(1)

Related to performance fees for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended March 31,
	2016	2015
Total segment expenses	$56,870	$154,196
Consolidated Fund expenses added in consolidation	5,979	15,359
Consolidated Fund expenses eliminated in consolidation	(5,752)	(4,686)
OMG expenses	52,949	44,240
Acquisition-related expenses	268	2,224
Equity compensation expense	9,173	7,921
Placement fees and underwriting costs	930	3,045
Amortization of intangibles	7,263	10,892
Depreciation expense	1,858	1,272
Total consolidation adjustments and reconciling items	72,668	80,267
Total consolidated expenses	$129,538	$234,463

The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended March 31,
	2016	2015
Total other income (expense)	$(4,782)	$7,611
Consolidated Funds other income added in consolidation, net	(22,803)	(2,583)
Other income from Consolidated Funds eliminated in consolidation, net	12,239	4,999
OMG other income	(449)	—
Performance fee reclass(1)	572	991
Change in value of contingent consideration	(228)	—
Other non-cash expense	—	(11)
Total consolidation adjustments and reconciling items	(10,669)	3,396
Total consolidated other income (expense)	$(15,451)	$11,007

(1)

Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of economic net income, fee related earnings, performance related earnings and distributable earnings consists of the following:

	For the Three Months Ended March 31,
	2016	2015
Economic net income
Income (loss) before taxes	$(8,974)	$46,449
Adjustments:
Amortization of intangibles	7,263	10,892
Depreciation expense	1,858	1,272
Equity compensation expenses	9,173	7,921
Net acquisition-related expenses	496	2,224
Placement fees and underwriting costs	930	3,045
OMG expenses, net	46,724	37,855
Other non-cash expense	—	11
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	13,402	11,116
Total consolidation adjustments and reconciling items	79,846	74,336
Economic net income	70,872	120,785
Total performance fees income - realized	(6,349)	(35,639)
Total performance fees income - unrealized	37,348	(68,450)
Total performance fee compensation - realized	1,983	21,344
Total performance fee compensation - unrealized	(23,313)	55,048
Total investment income	4,782	(7,611)
Fee related earnings	85,323	85,477
Performance fees—realized	6,349	35,639
Performance fee compensation—realized	(1,983)	(21,344)
Investment and other income realized, net	4,171	12,227
Additional adjustments:
Dividend equivalent(1)	(684)	(684)
One-time acquisition costs(1)	(270)	(724)
Income tax expense(1)	(232)	(476)
Non-cash items	164	(156)
Placement fees and underwriting costs(1)	(938)	(3,045)
Depreciation and amortization(1)	(869)	(739)
Distributable earnings	$91,031	$106,175
Performance related earnings
Economic net income	$70,872	$120,785
Less fee related earnings	(85,323)	(85,477)
Performance related earnings	$(14,451)	$35,308

(1)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. CONSOLIDATION

Investments in Consolidated Variable Interest Entities

The Company consolidates entities that the Company has a variable interest in, and as the general partner or investment manager, has both the power to direct the most significant activities and a potentially significant economic interest. Investments in the consolidated VIEs are reported at their carrying value, which approximates fair value, and represents its maximum exposure to loss.

Investments in Non-Consolidated Variable Interest Entities

The Company holds interests in certain VIEs that are not consolidated as the Company is not the primary beneficiary. The Company's interest in such entities generally is in the form of direct equity interests, fixed fee arrangements or both. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. Investments in the non-consolidated VIEs are held at their carrying value, which approximates fair value.

The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs (excluding fixed arrangements) are as follows:

	As of March 31,	As of December 31,
	2016	2015
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$303,816	$284,169

Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$150,926	$160,858

Assets of consolidated VIEs	$2,757,050	$2,759,981
Liabilities of consolidated VIEs	$2,265,166	$2,256,517

	For the Three Months Ended March 31,
	2016	2015
Net loss attributable to non-controlling interests related to consolidated VIEs	$11,979	$11,115

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of March 31, 2016 and December 31, 2015 and results from operations for the three months ended March 31, 2016 and 2015.

	As of March 31, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$109,934	$—	$—	$109,934
Investments (includes fair value investments of $473,806)	646,910	—	(150,926)	495,984
Performance fees receivable	529,838	—	(5,567)	524,271
Due from affiliates	169,018	—	(3,237)	165,781
Intangible assets, net	77,689	—	—	77,689
Goodwill	144,017	—	—	144,017
Other assets	61,607	—	—	61,607
Assets of Consolidated Funds
Cash and cash equivalents		123,871	—	123,871
Investments, at fair value	—	2,553,169	—	2,553,169
Due from affiliates	—	11,955	—	11,955
Dividends and interest receivable	—	11,096	—	11,096
Receivable for securities sold	—	53,976	—	53,976
Other assets	—	2,983	—	2,983
Total assets	$1,739,013	$2,757,050	$(159,730)	$4,336,333
Liabilities
Accounts payable, accrued expenses and other liabilities	$108,304	$—	$—	$108,304
Accrued compensation	55,911	—	—	55,911
Due to affiliates	38,341	—	(241)	38,100
Performance fee compensation payable	394,668	—	—	394,668
Debt obligations	471,274	—	—	471,274
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	21,603	—	—	21,603
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	13,429	—	13,429
Due to affiliates	—	5,126	(5,126)	—
Payable for securities purchased	—	71,480	—	71,480
CLO loan obligations	—	2,194,820	(27,047)	2,167,773
Fund borrowings	—	12,484	—	12,484
Total liabilities	1,110,101	2,297,339	(32,414)	3,375,026
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,353	—	—	23,353
Non-controlling interest in Consolidated Funds
Non-controlling interest in Consolidated Funds	—	459,711	(127,316)	332,395
Non-controlling interest in Consolidated Funds	—	459,711	(127,316)	332,395
Non-controlling interest in Ares Operating Group entities	374,931	—	—	374,931
Controlling interest in Ares Management, L.P.:
Partners' Capital ( 80,690,612 units issued and outstanding)	236,270	—	—	236,270
Accumulated other comprehensive loss	(5,642)	—	—	(5,642)
Total controlling interest in Ares Management, L.P	230,628	—	—	230,628
Total equity	605,559	459,711	(127,316)	937,954
Total liabilities, redeemable interests, non-controlling interests and equity	$1,739,013	$2,757,050	$(159,730)	$4,336,333

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	As of December 31, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$121,483	$—	$—	$121,483
Investments (includes fair value investments of $446,779)	636,092	—	(167,805)	468,287
Performance fees receivable	541,852	—	(7,191)	534,661
Due from affiliates	149,771	—	(4,789)	144,982
Other assets	62,975	—	—	62,975
Intangible assets, net	84,971	—	—	84,971
Goodwill	144,067	—	—	144,067
Assets of Consolidated Funds
Cash and cash equivalents	—	159,507	—	159,507
Investments, at fair value	—	2,559,783	—	2,559,783
Due from affiliates	—	13,360	(437)	12,923
Dividends and interest receivable	—	13,005	—	13,005
Receivable for securities sold	—	13,416	—	13,416
Other assets	—	1,348	—	1,348
Total assets	$1,741,211	$2,760,419	$(180,222)	$4,321,408
Liabilities
Accounts payable, accrued expenses and other liabilities	$102,734	$—	$(108)	$102,626
Accrued compensation	125,032	—	—	125,032
Due to affiliates	13,016	—	(115)	12,901
Performance fee compensation payable	401,715	—	—	401,715
Debt obligations	389,120	—	—	389,120
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	21,288	—	—	21,288
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	18,956	(5)	18,951
Due to affiliates	—	5,617	(5,617)	—
Payable for securities purchased	—	51,778	—	51,778
CLO loan obligations	—	2,202,628	(28,276)	2,174,352
Fund borrowings	—	11,734	—	11,734
Total liabilities	1,072,905	2,290,713	(34,121)	3,329,497
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,505	—	—	23,505
Non-controlling interest in Consolidated Funds	—	466,339	(146,101)	320,238
Equity appropriated for Consolidated Funds	—	3,367	—	3,367
Non-controlling interest in Consolidated Funds	—	469,706	(146,101)	323,605
Non-controlling interest in Ares Operating Group entities	397,883	—	—	397,883
Controlling interest in Ares Management, L.P.:
Partners' Capital ( 80,679,600 units issued and outstanding)	251,537	—	—	251,537
Accumulated other comprehensive loss	(4,619)	—	—	(4,619)
Total controlling interest in Ares Management, L.P	246,918	—	—	246,918
Total equity	644,801	469,706	(146,101)	968,406
Total liabilities, redeemable interests, non-controlling interests and equity	$1,741,211	$2,760,419	$(180,222)	$4,321,408

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended March 31, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $28,625)	$162,668	$—	$(4,235)	$158,433
Performance fees	(31,571)	—	1,624	(29,947)
Other fees	7,529	—	—	7,529
Total revenues	138,626	—	(2,611)	136,015
Expenses
Compensation and benefits	110,679	—	—	110,679
Performance fee compensation	(21,330)	—	—	(21,330)
General, administrative and other expense	39,962	—	—	39,962
Consolidated Fund expenses	—	5,979	(5,752)	227
Total expenses	129,311	5,979	(5,752)	129,538
Other income (expense)
Net interest and investment expense (net of interest expense of $4,855)	(1,993)	—	(1,366)	(3,359)
Other income, net	5,241	—	—	5,241
Net realized and unrealized gain (loss) on investments	(8,135)	—	13,277	5,142
Net interest and investment income of Consolidated Funds (net of interest expense of $22,449)	—	5,274	2,058	7,332
Net realized and unrealized loss on investments of Consolidated Funds	—	(28,077)	(1,730)	(29,807)
Total other income (expense)	(4,887)	(22,803)	12,239	(15,451)
Income (loss) before taxes	4,428	(28,782)	15,380	(8,974)
Income tax expense (benefit)	6,088	(1,423)	—	4,665
Net income (loss)	(1,660)	(27,359)	15,380	(13,639)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(27,359)	15,380	(11,979)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	10	—	—	10
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	1,420	—	—	1,420
Net loss attributable to Ares Management, L.P.	$(3,090)	$—	$—	$(3,090)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended March 31, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $29,042)	$162,316	$—	$(3,615)	$158,701
Performance fees	103,098	—	1,827	104,925
Other fees	7,350	—	(1,071)	6,279
Total revenues	272,764	—	(2,859)	269,905
Expenses
Compensation and benefits	101,851	—	—	101,851
Performance fee compensation	76,392	—	—	76,392
General, administrative and other expense	45,547	—	—	45,547
Consolidated Fund expenses	—	15,359	(4,686)	10,673
Total expenses	223,790	15,359	(4,686)	234,463
Other income (expense)
Net interest and investment income (expense) (net of interest expense of $3,684)	2,349	—	(936)	1,413
Other income (expense), net	(3,054)	—	1,178	(1,876)
Net realized and unrealized gain on investments	9,296	—	5,543	14,839
Net interest and investment income of Consolidated Funds (net of interest expense of $17,101)	—	6,214	2,691	8,905
Net realized and unrealized loss on investments of Consolidated Funds	—	(8,797)	(3,477)	(12,274)
Total other income (expense)	8,591	(2,583)	4,999	11,007
Income (loss) before taxes	57,565	(17,942)	6,826	46,449
Income tax expense	4,059	—	—	4,059
Net income (loss)	53,506	(17,942)	6,826	42,390
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(17,942)	6,826	(11,115)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	243	—	—	243
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,806	—	—	34,806
Net income attributable to Ares Management, L.P.	$18,456	$—	$—	$18,456

16. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2016 through the date the condensed consolidated financial statements were issued.  During this period the Company had the following material subsequent events that require disclosure:

In May 2016, the Company declared a quarterly distribution of $0.15 per common unit to common unit holders of record at the close of business on May 24, 2016, payable on June 7, 2016.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Unless the context otherwise requires, references to “we,” “us,” “our,” “the Partnership” and “the Company” are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Partnership. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10‑Q and the audited, consolidated financial statements and the related notes included in the 2015 Annual Report on Form 10‑K of Ares Management, L.P.

Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.

Our Business

We are a leading global alternative asset manager that operates through distinct but complementary investment groups, which are our reportable segments. In 2016, we revised our reportable segments by combining two of our segments into a single segment to reflect a change in how we manage our operations. The previously disclosed Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made in order to manage our broad array of credit products in a more effective manner and to better position the Credit Group to capitalize on future growth opportunities. We have presented our reportable segments for the three months ended March 31, 2015 to conform to the three months ended March 31, 2016 presentation.

Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in the funds’ applicable investment management or partnership agreements and represent either an incentive fee or carried interest. Other income (expense) represents the investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from the investments of the Company and the Consolidated Funds, as well as interest expense. Administrative expense reimbursements are administrative services that we provide to certain of our affiliated funds that are reported within other fees. In accordance with GAAP, we are required to consolidate those funds in which we hold a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, administrative fees and other income, as well as realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, general, administrative and other expenses, as well as realized and unrealized performance fee compensation.

Trends Affecting Our Business

We believe that our disciplined investment philosophy across our three distinct but complementary investment segments contributes to the stability of our performance throughout market cycles. Additionally, as approximately 57% of our assets under management (“AUM”) were in funds with a contractual life of seven years or more as of March 31, 2016, our funds have a stable base of committed capital, enabling us to invest in assets with a long term focus over different points in a market cycle and take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in North America and Western Europe.

The first quarter of 2016 was a tale of two halves for capital markets as a challenging start to the year gave way to a market reprieve amid improving investor sentiment and accommodative central bank action across the globe. The first quarter of 2016 was characterized by slowing global growth, commodity price weakness and fears of the Federal Reserve Bank tightening interest rates. As a result, credit spreads widened significantly and the yield-to-worst on the high yield market reached 10%, reflecting generally negative market sentiment. Commencing in mid-February, the markets appeared to shift as U.S. recession fears waned, oil prices bottomed out and valuations began to strengthen, improving sentiment and prompting a broad-based rally across credit markets. After posting a quarter-to-date loss of 5.1% though February 11, the Bank of America Merrill Lynch High Yield Master II Index (“H0A0”) rallied approximately 9%, ending the quarter with positive returns of 3.25% led primarily by lower rated assets and strong retail inflows. Leveraged loans fared similarly, with the Credit Suisse Leveraged Loan Index (“CSLLI”) returning 1.33% for the first quarter of 2016 as technical conditions bolstered the loan market in March, reversing seven straight months of negative performance. After falling to a low of negative 10.50%, the S&P 500 reversed course in late February and throughout March on the heels of a broader risk rally, posting a 1.35% return for the first quarter of 2016.

European credit conditions were similarly positive, but to a lesser degree, during the first quarter of 2016.  The Merrill Lynch European High Yield Index increased 1.77% and the Credit Suisse Western European Leveraged Loan Index was up 1.10% for the quarter as European capital markets reacted to an increasingly stimulative monetary posture by the European Central Bank (“ECB”).  The ECB President announced in early March that the ECB would cut its deposit rate to negative 0.4% and its main interest rate to 0.0%.  Additionally, the ECB announced it would increase its asset-purchasing program to €80 billion per month from €60 billion, as well as expand its activities into higher rated corporate bonds. This action was widely viewed as a more aggressive response than expected. Low growth across several larger economies of the Euro area remains a concern, as does the increasing prospect of a Brexit vote in the UK, which would decrease the flow of goods, capital, and labor between the UK and the European continent, at least over the near term.

For China, concerns about the pace of devaluation in the region ceased in late February after Chinese policymakers ruled out an imminent devaluation of the yuan as they sought to reassure foreign currency exchange markets, and the People’s Bank of China actively engaged in easing measures. Despite recent positive developments, we remain cautious about the economic growth prospects in China.

For our businesses, these markets and economies have created opportunities, particularly for the various strategies within the Credit Group, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables the Credit Group to reduce risk and enhance returns as market conditions shift. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Credit Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a fair value basis, approximately 82% of the debt assets within our Credit Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury curve.

Notwithstanding the potential opportunities of market volatility, future earnings, cash flows and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.

See “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2015, for a discussion of the risks to which our businesses are subject.

Consolidation and Deconsolidation of Ares Funds

Pursuant to GAAP, we consolidate our Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 3.7% of our AUM as of March 31, 2016, and 2.6% of our management fees and 4.7% of our performance fees for the three months ended March 31, 2016. As of March 31, 2016, we consolidated five CLOs and nine non‑CLOs, and as of March 31, 2015, we consolidated five CLOs and seven non‑CLOs.

We generally deconsolidate CLOs upon liquidation or dissolution at the end of their finite lives. In contrast, the other funds we advise are deconsolidated when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2016, there were no entities liquidated or dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non‑recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross‑up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable interests and as non‑controlling interests in the Consolidated Funds, and prior to December 31, 2015 as equity appropriated for our Consolidated Funds in our condensed consolidated financial statements.

The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds. See Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10‑K.

Managing Business Performance

Non‑GAAP Financial Measures

We use the following non-GAAP measures to assess and track our performance:

•	Economic Net Income (“ENI”)
•	Fee Related Earnings (“FRE”)
•	Performance Related Earnings (“PRE”)
•	Distributable Earnings (“DE”)

The specific components and calculations of these non-GAAP measures are discussed in greater detail in Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. These non‑GAAP financial measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under “—Overview of Consolidated Results of Operations”, which are prepared in accordance with GAAP. For a reconciliation of these measures to the most comparable measure in accordance with GAAP, see “—Results of Operations by Segment—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures.”

Operating Metrics

We monitor certain operating metrics that are common to the alternative asset management industry, which are discussed below.

Assets Under Management

Assets under management refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:

•	net asset value (“NAV”) of such funds;
•	the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions); and
•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

NAV refers to the fair value of all the assets of a fund less the fair value of all liabilities of the fund.

For our funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.

The table below provides the period‑to‑period rollforward of our total AUM by segments (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2015	$ 62,249	$ 21,115	$ 10,268	$ 93,632
Net New Equity Commitments	486	2,119	114	2,719
Net New Debt Commitments	299	-	-	299
Distributions	(3,603)	(17)	(306)	(3,926)
Change in Fund Value	617	59	107	783
Balance at 3/31/2016	$ 60,048	$ 23,276	$ 10,183	$ 93,507
Average AUM	$ 61,148	$ 22,196	$ 10,226	$ 93,570

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2014	$ 61,051	$ 10,135	$ 10,575	$ 81,761
Acquisitions	-	4,581	-	4,581
Net New Equity Commitments	1,811	-	(69)	1,742
Net New Debt Commitments	1,225	-	-	1,225
Distributions	(1,204)	(374)	(448)	(2,026)
Change in Fund Value	(813)	481	(25)	(357)
Balance at 3/31/2015	$ 62,070	$ 14,823	$ 10,033	$ 86,926
Average AUM	$ 61,560	$ 12,479	$ 10,304	$ 84,343

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

As of March 31, 2016 and 2015, our uninvested AUM, which we refer to as dry powder, was $23.0 billion and $18.9 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.

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

•

The amount of limited partner capital commitments for certain closed‑end funds within the reinvestment period in the Credit Group, funds in the Private Equity Group and certain private funds in the Real Estate Group;

•

The amount of limited partner invested capital for the aforementioned closed‑end funds beyond the reinvestment period as well as the structured assets funds in the Credit Group, certain managed accounts within their reinvestment period, the mezzanine fund in the Credit Group, European commingled funds in the Credit Group and co‑ invest vehicles in the Real Estate Group;

•	The gross amount of aggregate collateral balance, for CLOs, at par, adjusted for defaulted or discounted collateral; and
•

The portfolio value, gross asset value or NAV, adjusted in certain instances for cash or certain accrued expenses, for the remaining funds in the Credit Group, ARCC, certain managed accounts in the Credit Group and certain debt funds in the Real Estate Group.

Fee earning AUM in the Credit Group includes the AUM of the Senior Secured Loan Program (the “SSLP”), a program co‑managed by a subsidiary of Ares through which ARCC has co‑invested with affiliates of General Electric Company (“GE”), and from Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and a registered investment adviser, on which we indirectly generate fees, in each case calculated in accordance with the above. In August 2015, GE completed the sale of certain of its assets, excluding its interest in the SSLP, to Canada Pension Plan Investment Board (“CPPIB”). Prior to closing the sale to CPPIB, GE had announced its intention to provide ARCC and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GE has also stated that if a mutual agreement between ARCC and CPPIB is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. ARCC has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions, and there can be no assurance that such discussions will continue or any such agreement will be reached. In addition to discussions with CPPIB and GE, ARCC is also exploring other options with respect to the SSLP’s portfolio, although there can be no assurance that ARCC will pursue any of them.

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

The table below provides the period‑to‑period rollforward of our total fee earning AUM by segments (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total FEAUM
Balance at 12/31/2015	$ 50,104	$ 11,411	$ 6,757	$ 68,272
Commitments	212	-	114	326
Subscriptions/deployment/increase in leverage	935	3	34	972
Distributions	(2,692)	-	(160)	(2,852)
Change in Fund Value	287	(21)	38	304
Change in Fee Basis	(63)	(278)	(108)	(449)
Balance at 3/31/2016	$ 48,783	$ 11,115	$ 6,675	$ 66,573
Average FEAUM	$ 49,444	$ 11,263	$ 6,716	$ 67,423

	Credit Group	Private Equity Group	Real Estate Group	Total FEAUM
Balance at 12/31/2014	$ 48,069	$ 7,172	$ 6,118	$ 61,359
Acquisitions	-	4,046	-	4,046
Commitments	1,008	-	164	1,172
Subscriptions/deployment/increase in leverage	1,202	69	76	1,347
Distributions	(1,742)	(177)	(150)	(2,069)
Change in Fund Value	77	(3)	(66)	8
Change in Fee Basis	(37)	-	(162)	(199)
Balance at 3/31/2015	$ 48,577	$ 11,107	$ 5,980	$ 65,664
Average FEAUM	$ 48,322	$ 9,140	$ 6,050	$ 63,512

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total fee earning AUM for each of the periods presented.

The table below breaks out fee earning AUM of the Consolidated Segments by its respective components at each period:

	As of March 31,
	2016	2015
	(Dollars in millions)
Fee earning AUM based on capital commitments	$9,607	$9,263
Fee earning AUM based on invested capital	13,496	11,199
Fee earning AUM based on market value/other	21,915	22,445
Fee earning AUM based on collateral balances, at par	21,555	22,757
Total fee earning AUM	$66,573	$65,664

The reconciliation of our total AUM to our total fee earning AUM is presented below for each period:

	As of March 31,
	2016	2015
	(Dollars in millions)
AUM	$93,507	$86,926
Non fee paying debt	(3,987)	(6,231)
General partner and affiliates	(1,577)	(1,186)
Undeployed	(8,942)	(10,125)
Market value/other	(3,665)	(3,175)
Fees not activated	(7,565)	—
Fees deactivated	(1,198)	(545)
Fee earning AUM	$66,573	$65,664

Fund Performance Metrics

Fund performance information for our investment funds that contributed at least 1% of our total management fees for the three months ended March 31, 2016, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. In addition to management fees, each of our significant funds may generate incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance and is also not indicative of the future performance of any particular fund. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

Results of Operations

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three months ended March 31, 2016 and 2015 presented in accordance with GAAP. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ rights, and the creation and termination of funds. We consolidate funds where we are deemed to hold a controlling financial interest. The consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds for the three months ended March 31, 2016 and 2015. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	For the Three Months
	Ended March 31,		Favorable/
	2016	2015	(Unfavorable)	% Change
	(Dollars in thousands)
Statements of operations data
Revenues
Management fees (includes ARCC Part I Fees of $28,625 and $29,042 for the three months ended March 31, 2016 and 2015, respectively)	$158,433	$158,701	$(268)	(0.2%)
Performance fees	(29,947)	104,925	(134,872)	NM
Other fees	7,529	6,279	1,250	19.9%
Total revenues	136,015	269,905	(133,890)	(49.6%)
Expenses
Compensation and benefits	110,679	101,851	(8,828)	(8.7%)
Performance fee compensation	(21,330)	76,392	97,722	NM
General, administrative and other expenses	39,962	45,547	5,585	12.3%
Consolidated Funds’ expenses	227	10,673	10,446	97.9%
Total expenses	129,538	234,463	104,925	44.8%
Other income (expense)
Net interest and investment income (expense) (net of interest expense of $4,855 and $3,684 for the three months ended March 31, 2016 and 2015, respectively)	(3,359)	1,413	(4,772)	NM
Other income (expense), net	5,241	(1,876)	7,117	NM
Net realized and unrealized gain on investments	5,142	14,839	(9,697)	(65.3%)
Net interest and investment income of the Consolidated Funds (net of interest expense of $22,449 and $17,101 for the three months ended March 31, 2016 and 2015, respectively)	7,332	8,905	(1,573)	(17.7%)
Net realized and unrealized loss on investments of Consolidated Funds	(29,807)	(12,274)	(17,533)	142.8%
Total other income (loss)	(15,451)	11,007	(26,458)	NM
Income (loss) before taxes	(8,974)	46,449	(55,423)	NM
Income tax expense	4,665	4,059	(606)	(14.9%)
Net income (loss)	(13,639)	42,390	(54,817)	NM
Less: Net loss attributable to non-controlling interests in Consolidated Funds	(11,979)	(11,115)	(864)	7.8%
Less: Net income attributable to redeemable interests in Ares Operating Group entities	10	243	(233)	(95.9%)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	1,420	34,806	(33,386)	(95.9%)
Net income (loss) attributable to Ares Management, L.P.	$(3,090)	$18,456	(21,546)	NM

NM – Not meaningful

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Management Fees.  Management fees decreased by $0.3 million, or 0.2%, to $158.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In connection with an extension of ACOF II’s term for one year, we agreed to waive management fees starting in the first quarter of 2016. In addition, EU II and EU III, two of our Real Estate funds, are no longer generating management fees. Also contributing to the decrease, other funds across our three segments had distributions, which reduced fees earned in the current period. Partially offsetting the fee decreases, we launched a total of 19 new funds and four new CLOs subsequent to March 31, 2015 that earned management fees in the three months ended March 31, 2016.

Performance Fees.    Performance fees decreased by $134.9 million for the three months ended March 31, 2016 compared to the prior year period. In the current period, we had a net fee reversal of $29.9 million for the three months ended March 31, 2016 compared to $104.9 million of performance fees generated in the three months ended March 31, 2015. The reversal of previously recognized fees was primarily attributable to decreases in performance fees from the Private Equity Group and the Credit Group of $98.2 million and $41.2 million, respectively, partially offset by an increase in performance fees from the Real Estate Group of $4.4 million during the three months ended March 31, 2016 as compared to the same period in 2015. The decrease and resulting reversal is primarily the result of the passage of time on the internal rate of return (“IRR”) calculations compounded by the fair values of the funds’ portfolios remaining relatively flat or slightly down during the quarter. Additionally, due to the challenging market conditions during the first quarter of 2016 there were less realizations than in the first quarter of 2015.

For the three months ended March 31, 2016, total unrealized performance fees of $60.3 million, $34.3 million and $0.3 million related to our Private Equity Group, Credit Group and Real Estate Group, respectively, were reversed. Unrealized performance fees of $2.2 million, $0.5 million and $0.7 million related to our Credit Group, Private Equity Group and Real Estate Group respectively were reversed for the three months ended March 31, 2015.

Other Fees.    Administrative fees and other income increased by $1.3 million, or 19.9%, to $7.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to an increase in administrative service fees associated with certain funds within the Credit Group. The increase was partially offset by a decrease in property management related fees within our Real Estate Group.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased by $8.8 million, or 8.7%, to $110.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to salary and benefit expenses attributed to merit based increases, as well as increases in headcount related to the May 2015 acquisition of First Capital (“FCC”).

Performance Fee Compensation.    Performance fee compensation expenses decreased by $97.7 million from $76.4 million for the three months ended March 31, 2015, as a result of the performance fee compensation payable being reduced. The reduction in performance fee compensation was directly correlated with the change in our performance fees, before giving effect to the performance fees from our Consolidated Funds that are eliminated upon consolidation. As a result, the overall amount payable to employees for performance fee compensation was reduced.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $5.6 million, or 12.3%, to $40.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was driven primarily by acquisition related expenses that occurred in the 2015 period but did not recur in the current period, partially offset by increases in certain costs to support our platform expansion.

Expenses of our Consolidated Funds.  Expenses of Consolidated Funds decreased by $10.4 million, or 97.9%, to $0.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Expenses incurred in the prior year were higher than the current year primarily due to costs incurred to launch two funds that are consolidated during the first quarter of 2015.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.

Net Interest and Investment Income (Expense)—Net interest and investment income (expense) of the Company decreased by $4.8 million from net interest and investment income of $1.4 million for the three months ended March 31, 2015 to a net expense of $3.4 million in the current period. The decrease was due primarily to a decrease in dividend and interest income recognized from the Private Equity funds for the three months ended March 31, 2015, that did not recur in the current period. This was partially offset by a $1.2 million increase in interest expense due to a higher average outstanding balance of the Credit Facility when compared to the three months ended March 31, 2015.

Other Income (Expense), Net—Net other income (expense) of the Company increased by $7.1 million from an expense of $1.9 million for the three months ended March 31, 2015 compared to income of $5.2 million for the three months ended March 31, 2016 as a result of transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies.

Net Realized and Unrealized Gain on Investments—Net gain on investments of the Company decreased by $9.7 million to $5.1 million for the three months ended March 31, 2016. The Credit Group had a decrease of $11.6 million primarily driven by the continued volatility in the credit markets. This was partially offset by increases in the valuations of the underlying assets held by the Real Estate Group funds, resulting in an increase of $1.9 million.

Net Interest and Investment Income of the Consolidated Funds—Net interest and investment income of the Consolidated Funds decreased by $1.6 million to $7.3 million for the three months ended March 31, 2016 as compared to same period in 2015. For the three months ended March 31, 2016, interest expense increased due to CLOs that did not begin incurring interest expense until after the first quarter of 2015. Having a netting effect, interest and investment income also increased, primarily due to investments in funds launched in 2015 that are generating more income on higher deployed capital.

Net Realized and Unrealized Loss on Investments of the Consolidated Funds—Net loss on investments of the Consolidated Funds increased by $17.5 million to $29.8 million for the three months ended March 31, 2016, from $12.3 million for the three months ended March 31, 2015.  The increase in net investment losses was due to funds in the Private Equity Group of $26.8 million, driven by depreciation of certain portfolio holdings within the Ares Corporate Opportunities Fund Asia, L.P. (“ACOF Asia”) portfolio. This was partially offset by an increase in net investment gain from Credit Group funds of $9.3 million primarily resulting from increasing loan valuations within our U.S. and E.U. direct lending funds.

Income Tax Expense/Benefits.  Not all Company and Consolidated Fund entities are subject to income taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income (loss) is generally not subject to income tax.

Income tax expense increased by $0.6 million, or 14.9%, to $4.7 million for the three months ended March 31, 2016 from $4.1 million for the three months ended March 31, 2015. The increase was driven by a $2.0 million, or 50%, increase in the Company’s foreign, state and local income taxes incurred by the Company’s subsidiaries, offset by $1.4 million net income tax benefit recognized by our Consolidated Funds during the period March 31, 2016.

Non-Controlling and Redeemable Interest. Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities decreased $33.6 million, from $35.0 million for the three months ended March 31, 2015 to $1.4 million for the three months ended March

31, 2016. The decrease is consistent with the decrease in net income of the Company. The weighted average daily ownership percentage for the non-controlling AOG unit holders was 62.1% and 62.2% for three months ended March 31, 2016 and 2015, respectively. As the income to the AOG unitholders is non-taxable at the partnership level and taxable income was in excess of GAAP income, the AOG unitholders were allocated positive income from operations for the current period despite a net loss for GAAP purposes.

Segment Analysis

Under GAAP, we are required to consolidate entities where we have both significant economics and the power to direct the activities of the entity that impact economic performance. For more information regarding consolidation principles, see Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10‑K.

For segment reporting purposes, revenues and expenses are presented on a basis that excludes the results of our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are typically greater than those presented on a consolidated basis in accordance with GAAP because revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses and the effects of other income (expense) are typically lower than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds.

Discussed below are our results of operations for each of our three reportable segments. In addition to the three segments, we separately discuss the OMG. This information is used by our management to make operating decisions, assess performance and allocate resources.

ENI and Other Measures

The following table sets forth FRE, PRE, ENI and DE on a segment basis and Stand Alone basis for the three months ended March 31, 2016 and 2015. FRE, PRE, ENI and DE are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. Please see “—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures” under “Operations Management Group”.

	Three Months Ended
	March 31,		Favorable/
	2016	2015	(Unfavorable)	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$60,585	$58,756	$1,829	3.1%
Private Equity Group	21,751	21,163	588	2.8%
Real Estate Group	2,987	5,558	(2,571)	(46.3%)
Segment fee related earnings	85,323	85,477	(154)	(0.2%)
Operations Management Group	(46,275)	(37,855)	(8,420)	22.2%
Total Fee related earnings	$39,048	$47,622	(8,574)	(18.0%)
Performance related earnings:
Credit Group	$(7,241)	$11,529	(18,770)	NM
Private Equity Group	(12,555)	22,970	(35,525)	NM
Real Estate Group	5,345	809	4,536	NM
Segment performance related earnings	(14,451)	35,308	(49,759)	NM
Operations Management Group	(449)	—	(449)	NM
Total Performance related earnings	$(14,900)	$35,308	(50,208)	NM
Economic net income:
Credit Group	$53,344	$70,285	(16,941)	(24.1%)
Private Equity Group	9,196	44,133	(34,937)	(79.2%)
Real Estate Group	8,332	6,367	1,965	30.9%
Segment economic net income	70,872	120,785	(49,913)	(41.3%)
Operations Management Group	(46,724)	(37,855)	(8,869)	23.4%
Total Economic net income	$24,148	$82,930	(58,782)	(70.9%)
Distributable earnings:
Credit Group	$68,083	$75,707	(7,624)	(10.1%)
Private Equity Group	19,605	27,086	(7,481)	(27.6%)
Real Estate Group	3,343	3,382	(39)	(1.2%)
Segment distributable earnings	91,031	106,175	(15,144)	(14.3%)
Operations Management Group	(49,750)	(38,880)	(10,870)	28.0%
Total Distributable earnings	$41,281	$67,295	(26,014)	(38.7%)

NM – Not meaningful

Results of Operations by Segment

Credit Group

The following table sets forth certain statement of operations and other data of our Credit Group segment for the periods presented.

	Three Months Ended
	March 31,		Favorable/
	2016	2015	(Unfavorable)	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $28,625 and $29,042 for the three months ended March 31, 2016 and 2015, respectively)	$109,441	$108,348	$1,093	1.0%
Administrative fees and other income	109	98	11	11.2%
Compensation and benefits	(43,914)	(42,565)	(1,349)	3.2%
General, administrative and other expenses	(5,051)	(7,125)	2,074	(29.1%)
Fee related earnings	60,585	58,756	1,829	3.1%
Performance fees-realized	6,178	35,214	(29,036)	(82.5%)
Performance fees-unrealized	(29,327)	(19,201)	(10,126)	52.7%
Performance fee compensation-realized	(1,983)	(21,004)	19,021	(90.6%)
Performance fee compensation-unrealized	16,605	14,531	2,074	14.3%
Net performance fees	(8,527)	9,540	(18,067)	NM
Investment income-realized	162	8,618	(8,456)	(98.1%)
Investment income (loss)-unrealized	(4,007)	(3,369)	(638)	18.9%
Interest and other investment income (loss)	7,579	(1,526)	9,105	NM
Interest expense	(2,448)	(1,734)	(714)	41.2%
Net investment income	1,286	1,989	(703)	(35.3%)
Performance related earnings	$(7,241)	$11,529	(18,770)	NM
Economic net income	$53,344	$70,285	(16,941)	(24.1%)
Distributable earnings	$68,083	$75,707	(7,624)	(10.1%)

NM – Not meaningful

Accrued performance fees for the Credit Group are comprised of the following:

	As of March 31,
	2016	2015
	(Dollars in thousands)
CLOs	$25,665	$44,242
CSF	—	64,236
ARCC	—	2,252
ACE II	27,849	10,758
Other credit funds	28,531	45,317
Total Credit Group	$82,045	$166,805

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Q2 2014	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)
CLOs	$2,896	$(1,378)	$1,518	$2,733	$2,485	$5,218
CSF	—	(29,526)	(29,526)	30,000	(30,104)	(104)
ARCC	—	—	—	(417)	2,252	1,835
ACE II	—	2,690	2,690	—	5,757	5,757
Other credit funds	3,282	(1,113)	2,169	2,898	409	3,307
Total Credit Group	$6,178	$(29,327)	$(23,149)	$35,214	$(19,201)	$16,013

Credit Group—Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Management Fees.  Total management fees increased by $1.1 million, or 1.0%, to $109.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in management fees was primarily driven by (i) four new CLOs and nine new funds launched subsequent to the first quarter of 2015 that earned management fees of $4.8 million in the three months ended March 31, 2016, and (ii) an increase in ARCC fee-earning assets, which generated $0.9 million more in fees during the three months ended March 31, 2016 compared to the prior year. The increase was partially offset by (i) funds that passed their investment period subsequent to the first quarter of 2015, which generated $3.3 million less in management fees in the current year period, and (ii) fund liquidations subsequent to March 31, 2015, which reduced fees by $1.4 million in the current period.

The effective management fee rate for our funds in the Credit Group decreased slightly from 0.90% for the three months ended March 31, 2015 to 0.89% for the three months ended March 31, 2016. The effective management fee rate for ARCC Part I Fees contributed 0.49% and 0.51% towards the total effective fee rate of the Credit Group for the three months ended March 31, 2016 and 2015, respectively.

Net Performance Fees.  Net performance fees (expense) include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recorded performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and performance fee compensation.

Net performance fees decreased by $18.1 million to a net fee reversal of $8.5 million for the three months ended March 31, 2016 compared to net performance fee revenue of $9.5 million in the prior year period. This decrease in net performance fee is primarily attributable to the reversal of previously recognized unrealized gains in certain funds due to modest declines in the valuations of certain portfolio holdings. As of March 31, 2016, net incentive fees of $11.8 million previously accrued for Credit Strategies Fund I, L.P. (“CSF”) were reversed, negatively impacting performance fees for the current period compared to the same period in the prior year. For the three months ended March 31, 2016 and 2015, reversals of previously recognized net performance fees were approximately $14.2 million and $1.3 million, respectively. Additionally, due to the challenging market conditions during the first quarter of 2016, there were less realizations than in the first quarter of 2015.

Compensation and Benefits. Compensation and benefits expenses increased by $1.3 million, or 3.2%, to $43.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was due mainly to merit based salary expenses, as well as additional compensation and benefit expenses for the three months ended March 31, 2016 compared to same period in 2015. Compensation and benefits represented 40.1% of management fees for the three months ended March 31, 2016 compared to 39.3% for the three months ended March 31, 2015.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $2.1 million, or 29.1%, to $5.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In 2016, we had $0.8 million of one-time expenses offsets and $1.2 million of lower office related expenses.

Net Investment Income (Loss).  Net investment income decreased by $0.7 million to $1.3 million for the three months ended March 31, 2016 compared to the prior year period. The decrease was primarily driven by the continued volatility in the credit markets, which resulted in unrealized market depreciation of $2.5 million for the leveraged loan, credit opportunities, and special situation funds. This decrease was partially offset by increasing loan valuations within our E.U. direct lending and asset-backed funds of $0.4 million and $1.1 million, respectively. Additionally, interest expense increased by $0.7 million due to greater average outstanding balance on the Credit Facility for the three months ended March 31, 2016 compared to the prior year period.

Non-GAAP Performance Measures. The $18.1 million decrease in net performance fees was the primary driver to our reduced PRE and ENI for the three months ended March 31, 2016 compared to the same period in the prior year. Net realized performance fees decreased by $10.0 million, which also reduced DE. Also the investment income offset

FRE, which was impacted by changes in compensation and benefits expense, management fees and general, administrative and other expenses, but these changes were not significant.

Credit Group—Assets Under Management

The table below provides the period‑to‑period rollforward of AUM for the Credit Group (in millions):

	Bank Loans	High Yield	Credit Opportunities	Asset-Backed	Special Situations	U.S. Direct Lending(1)	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$ 17,618	$ 3,303	$ 3,714	$ 2,595	$ 1,863	$ 24,101	$ 9,055	$ 62,249
Net New Equity Commitments	59	91	(49)	222	-	-	163	486
Net New Debt Commitments	-	-	-	-	-	299	-	299
Distributions(1)	(809)	(57)	(605)	(4)	(23)	(1,748)	(357)	(3,603)
Change in Fund Value	162	105	7	(46)	(55)	108	336	617
Balance at 3/31/2016	$ 17,030	$ 3,442	$ 3,067	$ 2,767	$ 1,785	$ 22,760	$ 9,197	$ 60,048
Average AUM	$ 17,324	$ 3,372	$ 3,391	$ 2,681	$ 1,824	$ 23,430	$ 9,126	$ 61,148

(1)	Distribution of $3.6 billion includes $1.0 billion reduction in leverage related to the paydown associated with SSLP.

	Bank Loans	High Yield	Credit Opportunities	Asset-Backed	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2014	$ 20,176	$ 3,075	$ 5,479	$ 1,718	$ 1,952	$ 23,116	$ 5,535	$ 61,051
Net New Equity Commitments	127	161	-	1,200	235	88	-	1,811
Net New Debt Commitments	613	-	-	-	-	612	-	1,225
Distributions	(382)	(40)	(352)	(19)	(26)	(352)	(33)	(1,204)
Change in Fund Value	(631)	95	71	(38)	(37)	126	(399)	(813)
Balance at 3/31/2015	$ 19,903	$ 3,291	$ 5,198	$ 2,861	$ 2,124	$ 23,590	$ 5,103	$ 62,070
Average AUM	$ 20,040	$ 3,183	$ 5,338	$ 2,289	$ 2,038	$ 23,353	$ 5,319	$ 61,560

Credit Group—Fee Earning AUM

The table below provides the period‑to‑period rollforward of fee earning AUM for the Credit Group (in millions):

	Bank Loans	High Yield	Credit Opportunities	Asset-Backed	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$ 17,180	$ 3,303	$ 2,607	$ 2,520	$ 1,051	$ 19,354	$ 4,089	$ 50,104
Commitments	59	92	61	-	-	-	-	212
Subscriptions/deployment/increase in leverage	-	-	-	7	(10)	372	566	935
Distributions	(815)	(57)	(199)	(3)	(60)	(1,230)	(328)	(2,692)
Change in Fund Value	84	104	7	(32)	(88)	202	10	287
Change in Fee Basis	-	-	(60)	-	-	(3)	-	(63)
Balance at 3/31/2016	$ 16,508	$ 3,442	$ 2,416	$ 2,492	$ 893	$ 18,695	$ 4,337	$ 48,783
Average FEAUM	$ 16,844	$ 3,372	$ 2,511	$ 2,507	$ 972	$ 19,024	$ 4,214	$ 49,444

	Bank Loans	High Yield	Credit Opportunities	Asset-Backed	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2014	$ 16,236	$ 3,076	$ 3,943	$ 1,602	$ 531	$ 19,664	$ 3,017	$ 48,069
Commitments	600	-	-	-	-	408	-	1,008
Subscriptions/deployment/increase in leverage	76	96	-	457	183	42	348	1,202
Distributions	(317)	(41)	(78)	(14)	-	(1,222)	(70)	(1,742)
Change in Fund Value	(293)	34	(37)	(39)	(18)	513	(83)	77
Change in Fee Basis	-	-	-	-	-	-	(37)	(37)
Balance at 3/31/2015	$ 16,302	$ 3,165	$ 3,828	$ 2,006	$ 696	$ 19,405	$ 3,175	$ 48,577
Average FEAUM	$ 16,269	$ 3,120	$ 3,886	$ 1,804	$ 613	$ 19,534	$ 3,096	$ 48,322

The table below breaks out fee earning AUM for the Credit Group by its respective components for each period:

	As of March 31,
	2016	2015
	(Dollars in millions)
Fee earning AUM based on capital commitments	$183	$—
Fee earning AUM based on invested capital	5,527	3,767
Fee earning AUM based on market value/other(1)	21,518	22,053
Fee earning AUM based on collateral balances, at par(2)	21,555	22,757
Total fee earning AUM	$48,783	$48,577

(1)	Includes variances for some funds that are attributable to management fee basis calculations based on average portfolio values or beginning of period values.
(2)	Reflects the gross amount of aggregate collateral balances, at par, for our CLOs.

Credit Group fee earning AUM may vary from AUM for variety of reasons including, but not limited to, the following:

•	leverage for certain funds that utilize leverage strategies and for which management fees are based on NAV, drawn equity or invested equity, referred to as “Non‑Fee Paying Debt;”
•	investments made by the general partner and/or certain of its affiliates, which do not pay management fees;
•	undrawn capital commitments to funds for which management fees are based on invested capital; and
•	fee earning AUM based on invested or committed capital does not reflect the impact of changes in market value.

The reconciliation of AUM to fee earning AUM for the Credit Group is presented below for each period.

	As of March 31,
	2016	2015
	(Dollars in millions)
AUM	$60,048	$62,070
Non fee paying debt	(2,705)	(4,745)
General partner and affiliates	(322)	(253)
Undeployed	(7,557)	(7,955)
Market value/other	(629)	(483)
Fees deactivated	(52)	(57)
Fee earning AUM	$48,783	$48,577

Credit Group—Fund Performance Metrics as of March 31, 2016

The Credit Group managed approximately 125 funds as of March 31, 2016 across liquid and illiquid credit strategies. One fund, ARCC, contributed approximately 58% of the Credit Group’s total management fees for the three months ended March 31, 2016, whereas 7 funds contributed over 1% of the Credit Group’s total management fees for the three months ended March 31, 2016. The Credit Group manages three of our significant funds: CSF, a managed account with a flexible and opportunistic mandate to invest in corporate credit funds; ARCC, a publicly-traded business development company that principally originates and invests in first lien senior secured loans, second lien secured loans and mezzanine debt in the United States; and ACE II, a 2013 vintage commingled fund focused on direct lending to European middle market companies. In addition, the following table includes performance information for the fund with the greatest amount of management fees for the three months ended March 31, 2016 for each of the bank loan, high yield, credit opportunities and asset-backed strategies within the Credit Group, which would not otherwise be presented as significant funds.

		As of March 31, 2016
			Net Returns (%)
	Year of	AUM	Since	Past	Past
Fund	Inception	(in millions)(1)	Inception	5 Years	3 Years	Investment Strategy
ARCC(2)	2004	$9,768	12.0	11.4	11.0	U.S. direct lending
Sub-advised Client A(3)(4)	2007	$454	7.2	5.2	2.6	High yield
CSF(3)(5)	2008	$517	10.0	5.0	3.1	Special situations
Sub-advised Client B(3)(4)	2009	$663	5.9	3.5	2.2	Bank loans
ARDC(6)	2012	$568	1.0	n/a	(0.2)	Credit opportunities
ACE II(3)(5)(7)	2013	$1,711	8.5	n/a	8.6	E.U. direct lending
Sub-advised Client C(8)	2015	$936	n/a	n/a	n/a	Asset-backed

(1)

AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital. The AUM for ARCC does not include AUM of GE’s co-investment in the SSLP (through which ARCC co-invests with affiliates of GE) or Ivy Hill Asset Management, L.P. (a wholly owned portfolio company of ARCC). The AUM for CSF, a fund of funds, includes AUM that has been committed to other Ares funds.

(2)

Net returns are annualized net returns and are calculated using the fund's net asset value per share (NAV) and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the Securities and Exchange Commission (“SEC”), which are not part of this quarterly report.

(3)	Net returns are net of management fees and performance fees as applicable. CSF and ACE II net returns are also after giving effect to other expenses. Returns are expressed in U.S. Dollars.
(4)

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

(5)

The net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners and the fee-paying partners’ ending capital for the period. The past five and three years’ net returns are calculated using the beginning partners’ capital for the fee-paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(6)

Net returns are annualized net returns and are calculated using the fund's net asset value per share (NAV) and assume dividends are reinvested at the NAV. Additional information related to ARDC can be found in its financial statements filed with the SEC, which are not part of this quarterly report.

(7)

ACE II is comprised of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The since inception net IRR presented in the chart is for the U.S. Dollar denominated feeder fund. All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate. The since inception and 3-year net IRR for the Euro denominated feeder fund are 11.5% and 11.6%, respectively, and are calculated using the same methodology described in footnotes 3 and 5 above. The variance between the since inception net IRRs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. Denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

(8)	Information not yet meaningful due to limited operating history.

The following table presents certain additional performance data for the group’s significant funds that is structured as closed‑end, private commingled funds:

	As of March 31, 2016 (Dollars in millions)
		Cumulative
	Original Capital	Invested	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Capital	Proceeds(1)	Value(2)	Value	MoIC(3)(5)	MoIC(4)(5)
ACE II	$1,216	$891	$98	$1,054	$1,152	1.4x	1.3x

(1)	Realized proceeds represent the sum of all cash distributions to all partners.
(2)	Unrealized value represents the fund's net asset value.
(3)

The Gross multiple of invested capital (“MoIC”) is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund-level and is based on the interests of all partners.

(4)

The Net MoIC is after giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund-level and is based on the interests of the fee-paying limited partners and excludes those interests attributable to the non-fee paying limited partners and the general partner.

(5)

ACE II is comprised of two feeder funds, one denominated in U.S. Dollars and one denominated in Euros. The Gross and Net MoIC presented in the chart are for the U.S. Dollar denominated feeder fund. The Gross and Net MoIC for the Euro denominated feeder fund are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund's closing.  All other values for ACE II are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate. The variance between the Gross and Net MoICs for the U.S. Dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. Denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

Private Equity Group

The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended
	March 31,		Favorable/
	2016	2015	(Unfavorable)	% Change
	(Dollars in thousands)
Management fees	$36,482	$36,589	$(107)	(0.3%)
Administrative fees and other income	340	13	327	NM
Compensation and benefits	(12,167)	(12,321)	154	(1.2%)
General, administrative and other expenses	(2,904)	(3,118)	214	(6.9%)
Fee related earnings	21,751	21,163	588	2.8%
Performance fees-realized	—	425	(425)	(100.0%)
Performance fees-unrealized	(12,143)	87,331	(99,474)	NM
Performance fee compensation-realized	—	(340)	340	(100.0%)
Performance fee compensation-unrealized	8,941	(69,981)	78,922	NM
Net performance fees	(3,202)	17,435	(20,637)	NM
Investment income (loss)-realized	(112)	4,172	(4,284)	NM
Investment income (loss)-unrealized	(7,745)	(1,442)	(6,303)	NM
Interest and other investment income	(91)	4,485	(4,576)	NM
Interest expense	(1,405)	(1,680)	275	(16.4%)
Net investment income (loss)	(9,353)	5,535	(14,888)	NM
Performance related earnings	$(12,555)	$22,970	(35,525)	NM
Economic net income	$9,196	$44,133	(34,937)	(79.2%)
Distributable earnings	$19,605	$27,086	(7,481)	(27.6%)

NM – Not meaningful

Accrued performance fees for the Private Equity Group are comprised of the following:

	As of March 31,
Q2 2014	2016	2015
	(Dollars in thousands)
ACOF II	$26,488	$43,615
ACOF III	388,365	291,827
ACOF IV	—	74,949
Other funds	10,822	9,305
Total Private Equity Group	$425,675	$419,696

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Q2 2015	Realized	Unrealized		Realized	Unrealized
Q2 2014	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)
ACOF II	$—	$(1,660)	$(1,660)	$—	$13,301	$13,301
ACOF III	—	49,981	49,981	425	43,863	44,288
ACOF IV	—	(58,608)	(58,608)	—	31,826	31,826
Other funds	—	(1,856)	(1,856)	—	(1,659)	(1,659)
Total Private Equity Group	$—	$(12,143)	$(12,143)	$425	$87,331	$87,756

Private Equity Group—Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Management Fees.  Total management fees decreased by $0.1 million, or 0.3%, to $36.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily attributable to the absence of management fees from ACOF II, which had earned $1.2 million of fees in the three months ended March 31, 2015. In connection with an extension of ACOF II’s term for one year, we agreed to waive management fees starting in the first quarter of 2016. A majority of this decrease was offset by $1.1 million of fees earned in the three months ended March 31, 2016 from a new power and energy infrastructure fund that began paying management fees in the fourth quarter of 2015. The effective management fee rate decreased from 1.31% for the three months ended March 31, 2015 to 1.30% for the three months ended March 31, 2016.

Net Performance Fees. Net performance fees (expense) include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recorded performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and performance fee compensation.

Net performance fees decreased by $20.6 million to a net fee reversal of $3.2 million for the three months ended March 31, 2016, compared to net performance fee revenue of $17.4 million for the three months ended March 31, 2015. The decrease and resulting reversal in net performance fee for the three month ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily the result of the passage of time on the IRR calculations compounded by the fair values of certain funds’ portfolios remaining relatively flat or slightly down during the quarter. For the three months ended March 31, 2016 and 2015, reversals of previously recognized net performance fees were approximately $13.2 million and $0.4 million, respectively.

Compensation and Benefits. Compensation and benefits expenses decreased by $0.2 million, or 1.2%, to $12.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The slight decrease was primarily due to lower incentive compensation in the current year, which is generally expected to correlate to operating performance. Compensation and benefits represented 33.4% of recurring management fees for the three months ended March 31, 2016 compared to 33.7% for the three months ended March 31, 2015.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.2 million, or 6.9%, to $2.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to $0.2 million of lower professional services expenses.

Net Investment Income (Loss).  Net investment income decreased by $14.9 million to a $9.4 million loss for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in net investment income was driven by $8.9 million of realized gains and interest income during the three months ended March 31, 2015 that did not recur during the three months ended March 31, 2016.  Net investment income was further decreased by unrealized losses in ACOF Asia and ACOF IV of $5.8 million and $3.7 million, respectively, as a result of decreases in fair values of the underlying portfolio companies and of decreases in inception to date IRR. The decrease was partially offset by unrealized gains in ACOF III of $5.4 million as a result of increases in fair values of the underlying investments.

Non-GAAP Performance Measures. The decreases of $20.6 million and $14.9 million in net performance fees and net investment income, respectively, reduced our PRE and ENI for the three months ended March 31, 2016 compared to the same period in the prior year. Included in the decrease in net investment income was a $8.6 million decrease of realized investment income and other income, which had a negative impact on DE period over period. These decreases in DE were partially offset by a reduction in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs, of $0.6 million. Net performance fees decreased by $20.6 million, also reducing PRE and ENI. FRE was impacted by changes in compensation and benefits expense, management fees and general, administrative and other expenses, but these changes were not significant.

Private Equity Group—Assets Under Management

The table below provides the period‑to‑period rollforward of AUM for the Private Equity Group (in millions):

	Private Equity - ACOF(1)	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2015	$ 15,725	$ 183	$ 5,207	$ 21,115
Net New Equity Commitments	2,119	-	-	2,119
Distributions	(1)	-	(16)	(17)
Change in Fund Value	158	(32)	(67)	59
Balance at 3/31/2016	$ 18,001	$ 151	$ 5,124	$ 23,276
Average AUM	$ 16,863	$ 168	$ 5,165	$ 22,196

(1)	Net new equity commitments represents commitments to Ares Corporate Opportunities Fund V, L.P. (“ACOF V”).

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2014	$ 9,860	$ 275	$ -	$ 10,135
Acquisitions	-	-	4,581	4,581
Distributions	(194)	(20)	(160)	(374)
Change in Fund Value	468	(5)	18	481
Balance at 3/31/2015	$ 10,134	$ 250	$ 4,439	$ 14,823
Average AUM	$ 9,997	$ 262	$ 2,220	$ 12,479

Private Equity Group—Fee Earning AUM

The table below provides the period‑to‑period rollforward of fee earning AUM for the Private Equity Group (in millions):

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2015	$ 6,902	$ 55	$ 4,454	$ 11,411
Subscriptions/deployment/increase in leverage	-	-	3	3
Change in Fund Value	-	-	(21)	(21)
Change in Fee Basis	(271)	-	(7)	(278)
Balance at 3/31/2016	$ 6,631	$ 55	$ 4,429	$ 11,115
Average FEAUM	$ 6,767	$ 55	$ 4,441	$ 11,263

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2014	$ 7,117	$ 55	$ -	$ 7,172
Acquisitions	-	-	4,046	4,046
Subscriptions/deployment/increase in leverage	3	-	66	69
Distributions	(4)	-	(173)	(177)
Change in Fund Value	-	-	(3)	(3)
Balance at 3/31/2015	$ 7,116	$ 55	$ 3,936	$ 11,107
Average FEAUM	$ 7,116	$ 55	$ 1,969	$ 9,140

The components of fee earning AUM for the Private Equity Group are presented below for each period.

	As of March 31,
	2016	2015
	(Dollars in millions)
Fee earning AUM based on capital commitments	$6,562	$6,661
Fee earning AUM based on invested capital	4,553	4,446
Total fee earning AUM	$11,115	$11,107

Private Equity Group fee earning AUM may vary from AUM for variety of reasons including, but not limited to, the following:

•	undrawn capital commitments to funds for which management fees are based on invested capital;
•	capital commitments to funds that have not commenced their investment periods;
•	investments made by the general partner and/or certain of its affiliates; and
•	the impact of changes in market value.

The reconciliation of AUM to fee earning AUM for the Private Equity Group is presented below for each period.

	As of March 31,
	2016	2015
	(Dollars in millions)
AUM	$23,276	$14,823
General partner and affiliates	(979)	(729)
Undeployed/undrawn commitments	(493)	(915)
Market value/other	(2,383)	(1,970)
Fees not activated	(7,565)	(102)
Fees deactivated	(741)	—
Fee earning AUM	$11,115	$11,107

Private Equity Group—Fund Performance Metrics as of March 31, 2016

The Private Equity Group managed 17 commingled funds and related co-investment vehicles as of March 31, 2016. ACOF III, ACOF IV, USPF III and USPF IV, each considered a significant fund, combined for approximately 89% of the Private Equity Group’s management fees for the three months ended March 31, 2016. Our flexible capital Private Equity funds focus on majority or shared‑control investments, principally in under‑capitalized companies in the U.S. and Europe. ACOF III is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while ACOF IV is in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long‑term, stable cash‑flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV, acquired in connection with the acquisition of EIF in January 2015, are in harvest mode and deployment mode, respectively. In addition, performance information for ACOF Asia has been included to provide information about the China growth capital sub‑strategy within the Private Equity Group.

		As of March 31, 2016
			Net Returns (%)(2)
	Year of	AUM	Since	Past	Past
Fund	Inception	(in millions)(1)	Inception	5 Years	3 Years	Investment Strategy
USPF III(3)	2007	$1,417	5.9	9.2	12.3	U.S. Power and Energy Infrastructure
ACOF III(4)	2008	$4,472	22.1	16.8	16.3	North American/European Flexible Capital
USPF IV(3)	2010	$1,911	12.2	n/a	18.7	U.S. Power and Energy Infrastructure
ACOF Asia(4)	2011	$152	3.3	n/a	4.4	China Growth Capital
ACOF IV(4)	2012	$4,959	7.7	n/a	8.5	North American/European Flexible Capital

(1)
(1)	AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.

(2)	Net returns are net of management fees, performance fees and other expenses.
(3)

The net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners and the fee-paying partners' ending capital for the period. The past five and three years’ net returns are calculated using beginning partners’ capital for the fee-paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(4)

The net return is an annualized net internal rate of return of cash flows on investments and the investments’ ending valuations for the period. The past five and three years’ net returns are calculated using beginning investment valuations for such period. For ACOF III and ACOF IV, cash flows and beginning and ending valuations include those attributable to the interests of the fee-paying limited partners and exclude those attributable to the non-fee paying limited partners and the general partner. For ACOF Asia, cash flows and beginning and ending valuations include those attributable to the interests of all partners, including the general partner and Schedule I limited partners, which both pay reduced performance fees and do not pay management fees, since the commitments of these partners account for approximately 75% of total fund commitments. Cash flows for all net return calculations are assumed to occur at month-end.

For the group’s significant funds and other funds that in each case are structured as closed‑end, private commingled funds, the following table presents certain additional performance data.

	As of March 31, 2016 (Dollars in millions)
	Original Capital	Cumulative	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Invested Capital	Proceeds(1)	Value(2)	Value	MoIC(3)(4)	MoIC(4)
USPF III	$1,350	$1,734	$1,154	$1,309	$2,462	1.4x	1.4x
ACOF III	$3,510	$3,830	$4,102	$4,086	$8,188	2.1x	1.8x
USPF IV	$1,688	$1,518	$410	$1,684	$2,095	1.4x	1.2x
ACOF Asia	$220	$183	$79	$144	$223	1.2x	1.1x
ACOF IV	$4,700	$3,133	$150	$3,703	$3,852	1.2x	1.1x

(1)	Realized proceeds represents the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.
(2)	Unrealized value represents the fair value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations shown.
(3)	The Gross MoIC is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the investment level and is based on the interests of all partners.
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

Real Estate Group

The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended
	March 31,		Favorable/
	2016	2015	(Unfavorable)	% Change
	(Dollars in thousands)
Management fees	$16,745	$17,379	$(634)	(3.6%)
Administrative fees and other income	406	854	(448)	(52.5%)
Compensation and benefits	(10,714)	(10,131)	(583)	5.8%
General, administrative and other expenses	(3,450)	(2,544)	(906)	35.6%
Fee related earnings	2,987	5,558	(2,571)	(46.3%)
Performance fee-realized	171	—	171	NM
Performance fee-unrealized	4,122	320	3,802	NM
Performance fee compensation-realized	—	—	—	NM
Performance fee compensation-unrealized	(2,233)	402	(2,635)	NM
Net performance fees	2,060	722	1,338	185.3%
Investment income (loss)-realized	(132)	132	(264)	NM
Investment income (loss)-unrealized	2,799	196	2,603	NM
Interest and other investment income	892	29	863	NM
Interest expense	(274)	(270)	(4)	1.5%
Net investment income (loss)	3,285	87	3,198	NM
Performance related earnings	$5,345	$809	4,536	NM
Economic net income	$8,332	$6,367	1,965	30.9%
Distributable earnings	$3,343	$3,382	(39)	(1.2%)

NM – Not meaningful

Accrued performance fees for the Real Estate Group are comprised of the following:

	As of March 31,
	2016	2015
	(Dollars in thousands)
EPEP	$12,962	$3,164
US VIII	4,473	643
Other real estate funds	4,683	—
Subtotal	22,118	3,807
Other fee generating funds (1)	24,894	27,400
Total Real Estate Group	$47,012	$31,207

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
2014	Realized	Unrealized		Realized	Unrealized
	Gains(Losses)	Gains(Losses)	Total	Gains(Losses)	Gains(Losses)	Total
	(Dollars in thousands)			(Dollars in thousands)
EPEP	$—	$1,654	$1,654	$—	$(614)	$(614)
US VIII	—	1,381	1,381	—	(57)	(57)
Other real estate funds	—	686	686	—	—	—
Subtotal	—	3,721	3,721	—	(671)	(671)
Other fee generating funds (1)	171	401	572	—	991	991
Total Real Estate Group	$171	$4,122	$4,293	$—	$320	$320

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying revenue generated.

Real Estate Group—Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Management Fees.  Total management fees decreased by $0.6 million, or 3.6%, to $16.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was driven by (i) funds that passed their investment period subsequent to March 31, 2015, including EU II and EU III, which decreased fees by $0.4 million and $1.0 million, respectively, and (ii) a declining fee basis in certain Real Estate Group equity funds due to sales of investments and distributions, which collectively reduced management fees by $0.7 million, among other changes. The decrease in management fees was partially offset by new funds that launched subsequent to March 31, 2015. The effective management fee rate decreased by 0.15% from 1.15% for the three months ended March 31, 2015 to 1.00% for the three months ended March 31, 2016.

Net Performance Fees.  Net performance fees (expense) include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recorded performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and performance fee compensation.

Net performance fees increased by $1.3 million to $2.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily driven by increases in the valuations of underlying assets across certain Real Estate equity funds when compared to the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, reversals of previously recognized net performance fees were approximately $0.9 million and $0.8 million, respectively.

Compensation and Benefits.  Compensation and benefits expenses increased by $0.6 million, or 5.8%, to $10.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to certain non-recurring compensation payments made to employees during the current period. Compensation and benefits represented 64.0% of management fees for the three months ended March 31, 2016 compared to 58.3% for the three months ended March 31, 2015.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $0.9 million, or 35.6%, to $3.5 million for the three months ended March 31, 2016 compared to the prior year period due to increases in professional services expenses and information technology related costs, among others.

Net Investment Income (Loss).  Net investment income increased by $3.2 million to $3.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in net investment income was primarily due to $2.6 million in unrealized appreciation on Real Estate Group equity funds that experienced increases in the valuations of the underlying assets for the period ended March 31, 2016. For the three months ended March 31, 2016, EU IV and a separately managed account contributed $0.7 million and $0.8 million, respectively.

Non-GAAP Performance Measures. The $3.2 million increase in net investment income increased our PRE and ENI for the three months ended March 31, 2016 compared to the same period in the prior year. Net performance fees increased by $1.3 million, which had a positive impact on PRE and ENI. Decreases in management fees of $0.6 million, or 3.6%, and increases in compensation and benefits expenses of $0.6 million, or 5.8%, and in general, administrative and other expenses of $0.9 million, or 35.6%, resulted in an overall decrease to FRE and also negatively impacted ENI and DE. These decreases in DE were partially offset by a reduction in non-core expenses, such as acquisition expenses, placement fees and underwriting costs of $1.8 million that increased DE during the current period.

Real Estate Group—Assets Under Management

The table below provides the period‑to‑period rollforward of AUM for the Real Estate Group (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$ 4,616	$ 3,059	$ 2,593	$ 10,268
Net New Equity Commitments	-	114	-	114
Distributions	(148)	(80)	(78)	(306)
Change in Fund Value	70	31	6	107
Balance at 3/31/2016	$ 4,538	$ 3,124	$ 2,521	$ 10,183
Average AUM	$ 4,578	$ 3,091	$ 2,557	$ 10,226

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2014	$ 4,595	$ 2,962	$ 3,018	$ 10,575
Net New Equity Commitments	-	89	(158)	(69)
Distributions	(171)	(81)	(196)	(448)
Change in Fund Value	87	(121)	9	(25)
Balance at 3/31/2015	$ 4,511	$ 2,849	$ 2,673	$ 10,033
Average AUM	$ 4,553	$ 2,905	$ 2,846	$ 10,304

Real Estate Group—Fee Earning AUM

The table below provides the period‑to‑period rollforward of fee earning AUM for the Real Estate Group (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$ 3,205	$ 2,554	$ 998	$ 6,757
Commitments	-	114	-	114
Subscriptions/deployment/increase in leverage	1	20	13	34
Distributions	(135)	(17)	(8)	(160)
Change in Fund Value	1	30	7	38
Change in Fee Basis	-	(108)	-	(108)
Balance at 3/31/2016	$ 3,072	$ 2,593	$ 1,010	$ 6,675
Average FEAUM	$ 3,138	$ 2,574	$ 1,004	$ 6,716

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2014	$ 3,028	$ 2,698	$ 392	$ 6,118
Commitments	11	70	83	164
Subscriptions/deployment/increase in leverage	66	-	10	76
Distributions	(82)	(61)	(7)	(150)
Change in Fund Value	-	(73)	7	(66)
Change in Fee Basis	20	(182)	-	(162)
Balance at 3/31/2015	$ 3,043	$ 2,452	$ 485	$ 5,980
Average FEAUM	$ 3,036	$ 2,575	$ 439	$ 6,050

Components of fee earning AUM for the Real Estate Group are presented below for each period.

	As of March 31,
	2016	2015
	(Dollars in millions)
Fee earning AUM based on capital commitments	$2,862	$2,602
Fee earning AUM based on invested capital	3,416	2,986
Fee earning AUM based on market value/other(1)	397	392
Total fee earning AUM	$6,675	$5,980

(1)	Market value/other includes ACRE fee earning AUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group fee earning AUM may vary from AUM for a variety of reasons including, but not limited to, the following:

•	undrawn capital commitments to funds for which management fees are based on invested capital;
•	capital commitments to funds that have not commenced their investment periods;
•	fee earning AUM may not reflect the impact of changes in market value;
•	funds for which management fees have not been activated; and
•	funds that are beyond the term during which management fees are paid.

The reconciliation of fee earning AUM for the Real Estate Group is presented below for each period.

	As of March 31,
	2016	2015
	(Dollars in millions)
AUM	$10,183	$10,033
General partner and affiliates	(276)	(203)
Non-fee paying debt	(1,282)	(1,487)
Undeployed/undrawn commitments	(892)	(1,255)
Market value/other	(653)	(723)
Fees deactivated	(405)	(385)
Fee earning AUM	$6,675	$5,980

Real Estate Group—Fund Performance Metrics as of March 31, 2016

The Real Estate Group managed approximately 46 funds in real estate debt and real estate equity as of March 31, 2016. Two funds in our Real Estate Group, EU IV and US VIII, contributed 10% or more of the Real Estate Group’s management fees for the three months ended March 31, 2016, whereas 16 funds contributed over 1%. The Real Estate Group managed three significant funds; EU IV, which is a commingled fund focused on real estate assets located in Europe, with a focus on the United Kingdom, France and Germany; US VIII, which is a commingled fund focused on the United States; and ACRE, a publicly traded, specialty finance company and real estate investment trust whose common stock is listed on the New York Stock Exchange.

		As of March 31, 2016
			Net Returns(2) / Effective Yield (%)
	Year of	AUM	Since	Past	Past
Fund	Inception	(in millions)(1)	Inception	5 Years	3 Years	Investment Strategy
ACRE(4)	2012	$1,774	6.1	n/a	n/a	Real Estate Debt
EU IV(3) (5)	2013	$1,279	(1.3)	n/a	n/a	EU Real Estate Equity
US VIII (3)	2013	$818	13.5	n/a	n/a	U.S. Real Estate Equity

(1)	AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Returns are net of management fees, performance fees and other expenses.
(3)

The net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners. The past five and three years’ net returns are calculated using beginning partners’ capital for the fee-paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(4)

The return shown is an effective yield that represents the dollar weighted average of the unleveraged effective yield of ACRE's principal lending portfolio measured at the end of the 16 quarterly periods ending March 31, 2016. Unleveraged effective yield is based on the contractual interest rate (adjusted for any deferred loan fees, costs, premium or discount) and assumes no dispositions, early prepayments or defaults and does not take into consideration the impact of leverage utilized by ACRE, fees, expenses and other costs incurred by ACRE or its stockholders, which are expected to be significant. Unleveraged effective yield does not represent net returns to investors of ACRE. Additional information related to ACRE can be found in its financial statements filed with the SEC, which are not part of this quarterly report.

(5)

EU IV is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars.  The net IRRs presented in the chart are for the U.S. Dollar denominated fund. All other values for EU IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. Since inception net IRR for the Euro denominated fund is (1.0%), and is calculated using the same methodology described in footnote 3 above.

For the group’s significant funds and other funds that in each case are structured as closed‑end private commingled funds, the following table presents certain additional performance data.

	As of March 31, 2016 (Dollars in millions)
	Original	Cumulative
	Capital	Invested	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Capital	Proceeds(1)	Value(2)	Value	MoIC(3)	MoIC(4)
EU IV (5)	$1,302	$603	$6	$666	$672	1.1x	1.0x
US VIII	$823	$329	$27	$354	$381	1.2x	1.1x

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.
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
(5)

EU IV is made up of two parallel funds, one denominated in Euros and one denominated in U.S. Dollars.  The gross and net MoIC presented in the chart are for the U.S. Dollar denominated fund.  The gross and net MoIC for the Euro fund are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EU IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Operations Management Group

The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended
	March 31,		Favorable/
	2016	2015	(Unfavorable)	% Change
	(Dollars in thousands)
Administrative fees and other income	$6,674	$6,385	$289	4.5%
Compensation and benefits	(34,714)	(28,914)	(5,800)	20.1%
General, administrative and other expenses	(18,235)	(15,326)	(2,909)	19.0%
Fee related earnings	(46,275)	(37,855)	(8,420)	22.2%
Investment income (loss)-realized	(57)	—	(57)	N/M
Investment income (loss)-unrealized	385	—	385	N/M
Interest and other investment income (expense)	(49)	—	(49)	N/M
Interest expense	(728)	—	(728)	N/M
Net investment income (loss)	(449)	—	(449)	N/M
Performance related earnings	$(449)	$—	(449)	N/M
Economic net income	$(46,724)	$(37,855)	(8,869)	23.4%
Distributable earnings	$(49,750)	$(38,880)	(10,870)	28.0%

NM – Not meaningful

Operations Management Group—Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Administrative Fees and Other Income.  Administrative fees and other income increased by $0.3 million, or 4.5%, to $6.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to administrative fees associated with services provided to ACF Finco I L.P., which increased $0.6 million over the prior year period. The increase was partially offset by a $0.3 million decrease in administrative fees from ACRE.

Compensation and Benefits.  Compensation and benefits expenses increased by $5.8 million, or 20.1%, to $34.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increases in headcount from the expansion of our infrastructure groups and the addition of personnel hired in connection with the FCC acquisition, made subsequent to the first quarter of 2015. In addition, compensation expense also increased due to merit increases and one-time bonus payments made in the current period.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $2.9 million, or 19.0%, to $18.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. In 2016 we realigned certain general and administrative expenses with our operating activities, which resulted in a decrease in general and administrative expenses attributable to our operating segments and increased general and administrative expenses attributable to OMG. Additionally, professional fees, occupancy, information technology and travel costs have increased to support our global platform expansion as a result of 2015 acquisitions.

Net Investment Income (Loss).  Net investment loss was $0.4 million for the three months ended March 31, 2016 compared to none for the three months ended March 31, 2015. Prior to the fourth quarter of 2015, there was no investment activity within OMG.  For the three months ended March 31, 2016, the loss was primarily due to interest expense of $0.7 million that was allocated to OMG based on the cost basis of our total investments. Interest expense was partially offset by higher unrealized market appreciation of $0.4 million on the OMG investments.

Non-GAAP Performance Measures. For the three months ending March 31, 2016, FRE decreased by $8.4 million, or 22.2%, over the prior year, primarily due to increases in compensation and benefits and general, administrative and other expenses of $5.8 million and $2.9 million, respectively. These changes also drove the decrease in OMG’s DE and

ENI period over period. PRE was negative $0.4 million for the three months ended March 31, 2016, attributable to unrealized losses on certain investments not directly aligned with one of our three operating segments.

Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures

Income before provision for income taxes is the GAAP financial measure most comparable to ENI, FRE, PRE and DE. The following table is a reconciliation of income before provision for income taxes on a consolidated basis to ENI, to FRE, to PRE and to DE on a combined segment basis and a reconciliation of FRE to DE.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Economic net income:
Income (loss) before taxes	$(8,974)	$46,449
Adjustments
Amortization of intangibles	7,263	10,892
Depreciation expense	1,858	1,272
Equity compensation expenses	9,173	7,921
Net acquisition-related expenses	496	2,224
Placement fees and underwriting costs	930	3,045
OMG expenses, net	46,724	37,855
Other non-cash expense	—	11
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	13,402	11,116
Total consolidation adjustments and reconciling items	79,846	74,336
Economic net income	70,872	120,785
Total performance fee income—realized	(6,349)	(35,639)
Total performance fee income—unrealized	37,348	(68,450)
Total performance fee compensation expense—realized	1,983	21,344
Total performance fee compensation expense—unrealized	(23,313)	55,048
Net investment income	4,782	(7,611)
Fee related earnings	85,323	85,477
Performance fee—realized	6,349	35,639
Performance fee compensation expense—realized	(1,983)	(21,344)
Investment and other income realized, net	4,171	12,227
Less:
Dividend equivalent	(684)	(684)
One-time acquisition costs	(270)	(724)
Income tax expense	(232)	(476)
Non-cash items	164	(156)
Placement fees and underwriting costs	(938)	(3,045)
Non-cash depreciation and amortization	(869)	(739)
Distributable earnings	$91,031	$106,175
Performance related earnings:
Economic net income	$70,872	$120,785
Less: fee related earnings	(85,323)	(85,477)
Performance related earnings	$(14,451)	$35,308

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including carried interest and performance fees, (4) realizations on our investments and (5) net borrowing provided by the Credit Facility. As of March 31, 2016, our cash and cash equivalents were $109.9 million, including investments in money market funds, and we had $192.0 million in borrowings outstanding under the $1.03 billion Credit Facility. The ability to make drawings under the Credit Facility are subject to a leverage covenant. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.

Our material sources of cash from our operations include: (1) management fees, which are collected monthly, quarterly or semi‑annually, (2) performance fees, which are unpredictable as to amount and timing and (3) fund distributions related to our investments in products that we manage.

We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our commitments to funds that we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) repay borrowings under the Credit Facility, Senior Notes, Term Loan and related interest costs, (7) pay income taxes and (8) make distributions to our unit holders in accordance with our distribution policy. In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.

Performance fees also provide a significant source of liquidity. Performance fees are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return. Performance fees are typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.

Our accrued performance fees by segment as of March 31, 2016, gross and net of accrued contingent repayment obligations, are set forth below:

	Accrued			Accrued	Net Accrued
	Performance		Consolidated Accrued	Contingent	Performance
	Fees	Eliminations (1)	Performance Fees	Obligation	Fees

Segment
Credit Group	$82,045	$(5,567)	$76,478	$(19,451)	$57,027
Private Equity Group	425,675	—	425,675	(5,972)	419,703
Real Estate Group	22,118	—	22,118	—	22,118
Total	$529,838	$(5,567)	$524,271	$(25,423)	$498,848

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.

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

Cash Flows

The significant captions and amounts from our condensed consolidated financial statements, which include the effects of our Consolidated Funds and CLOs, in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Statements of cash flows data
Net cash used in operating activities	$(25)	$(598)
Net cash used in investing activities	(3)	(68)
Net cash provided by financing activities	17	590
Effect of foreign exchange rate change	(1)	(3)
Net change in cash and cash equivalents	$(12)	$(79)

Operating Activities

Net cash used in operating activities is primarily driven by our earnings in the respective periods after adjusting for non‑cash compensation and performance fees, net realized (gain) loss on investments and net change in unrealized (appreciation) depreciation on investments that are included in net income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in our operating activities of our Consolidated Funds.

Our net cash flow used in operating activities was $25.3 million and $597.9 million for the three months ended March 31, 2016 and 2015, respectively. The change in cash used in operating activities was primarily due to a decrease in net purchases of investments by the Company and our Consolidated Funds, which were $10.2 million and $544.9 million for the three months ended March 31, 2016 and 2015, respectively. Our increasing working capital needs reflect the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us with the necessary liquidity to manage short-term fluctuations in working capital and to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for acquisitions and fixed assets. Net cash used in investing activities was $2.8 million and $67.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in investing activities was primarily driven by the $64.4 million of cash used to complete acquisitions during the three months ended March 31, 2015. Purchases of fixed assets also decreased by $0.5 million for the three months ended March 31, 2016 compared to the prior year period.

Financing Activities

Net cash flow provided by financing activities was $17.4 million and $589.8 million for the three months ended March 31, 2016 and 2015, respectively. Net proceeds from our debt obligations contributed $82.0 million and $60.0 million to cash provided by financing activities for the three months ended March 31, 2016 and 2015, respectively. Our Consolidated Funds made net repayments of $44.3 million on their debt obligations for the three months ended March 31, 2016, as compared to net borrowings of $615.3 million on their debt obligations for the three months ended March 31, 2015. The increased borrowings in the first quarter of 2015 related to the launch of a new CLO.

Contributions from non‑controlling interests in our Consolidated Funds increased by $46.8 million to $47.4 million for the three months ended March 31, 2016 due to new commitments to a consolidated fund within our Credit

Group. Distributions decreased $5.2 million to $23.2 million for the three months ended March 31, 2016. Distributions to our senior professionals, common unitholders and other owners of Ares Operating Group decreased by $13.6 million to $44.1 million for the three months ended March 31, 2016.

Capital Resources

Our debt obligations include (a) the Credit Facility, (b) Senior Notes issued by a subsidiary of Ares Holdings, (c) Term Loan, (d) loan obligations of the consolidated CLOs and (e) credit facilities of the Consolidated Funds.

The following table summarizes the Company’s debt obligations:

			As of March 31, 2016		As of December 31, 2015
		Original Borrowing	Carrying		Carrying
	Maturity	Amount	Value	Interest Rate	Value	Interest Rate
Credit Facility(1)	4/30/2019	—	$192,000	2.19%	$110,000	2.11%
Senior Notes (2)	10/8/2024	$250,000	244,226	4.21%	244,077	4.21%
Term Loan(3)	7/29/2026	$35,250	35,048	2.47%	35,043	2.18%
Total debt obligations			$471,274		$389,120

(1)

The Ares Operating Group entities are borrowers under the Credit Facility, which provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity). It has a variable interest rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating.  Currently, base rate loans bear interest calculated based on a base rate plus 0.75% and LIBOR rate loans bear interest calculated based on LIBOR plus 1.75%.  The unused commitment fee is 0.25% per annum. There is a base rate floor and LIBOR floor of zero.

(2)

The Senior Notes were issued in October 2014 by Ares Finance Co. LLC (“AFC”), a subsidiary of Ares Holdings, at 98.268% of the face amount with interest paid semi-annually. AFC may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

(3)

In connection with risk retention requirements, the Term Loan was entered into in August 2015 by a subsidiary of the Company that acts as a manager to a CLO. The Term Loan is backed by collateral in the form of CLO senior tranches owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.025% of a maximum investment amount.

As of March 31, 2016, we were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.

Since our inception through March 31, 2016, our senior partners and other senior professionals have invested or committed to invest in excess of $2.0 billion to or alongside (through funds managed by us) our funds. As of March 31, 2016, the Company’s current invested capital of $743.9 million and unfunded commitments of $699.8 million, together with that of our senior partners and other senior professionals, are presented in the table below:

	As of March 31, 2016
			Total Invested
	Invested	Unfunded	Capital and
	Capital	Commitment	Unfunded Commitment
	(Dollars in millions)
Segment
Credit Group	$440	$287	$727
Private Equity Group	578	392	970
Real Estate Group	36	140	177
Operations Management Group	70	100	170
Total	$1,125	$920	$2,044

We intend to use a portion of our available liquidity to make cash distributions to our common unit holders on a quarterly basis in accordance with our distribution policy. Our ability to make cash distributions to our common unit holders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker‑dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2016, we were required to maintain approximately $22.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one‑for‑one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with the TRA Recipients that will provide for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. As of March 31, 2016, no exchange of AOG Units for Ares Management, L.P. common units has taken place; as a result there was no payable recorded pursuant to the TRA.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting estimates could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q and in our Annual Report on Form 10-K. For a summary of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10‑K.

Fair Value Measurement

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2016:

		Private	Real
	Credit	Equity	Estate	Total
	(Dollars in millions)
Level I	$486	$1,057	$—	$1,543
Level II	9,412	282	50	9,744
Level III	17,468	11,659	5,265	34,392
Total fair value	27,366	12,998	5,315	45,679
Other net asset value and available capital(1)	32,682	10,278	4,868	47,828
Total AUM	$60,048	$23,276	$10,183	$93,507

(1)	Includes fund net non‑investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).

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

Commitments and Contingencies

Guarantees

On July 30, 2014, AM LLC agreed to provide credit support to a new $75.0 million credit facility (the “Guaranteed Facility”) entered into by a wholly owned subsidiary of ACRE with a national banking association. AM LLC is the parent entity to ACRE’s external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations, outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) among other things, in the event that AM LLC’s corporate credit rating is downgraded to below investment grade. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out‑of‑pocket costs and expenses in connection with the Guaranteed Facility. As of March 31, 2016, we recorded the fair value of this guarantee of $1.7 million within accounts payable, accrued expenses and other liabilities. The total outstanding balance under the Guarantee Facility was $37.9 million and $66.2 million as of March 31, 2016 and December 31, 2015, respectively. Our maximum exposure to loss shall not exceed $75.0 million plus accrued interest. This guarantee expires on June 30, 2016. We have determined that the likelihood of default is remote. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Indemnifications

Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements. As of March 31, 2016, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Based primarily on our investment performance and the fact that our performance fees are generally determined on a liquidation basis, if the funds were liquidated at their then current fair values as of December 31, 2015, there would be no contingent obligation. Accordingly, the Company did not record a contingent liability as of that date. Based on fair values as of March 31, 2016, the Company recorded a liability associated with the contingent obligation of $25.4 million. Of this amount, $16.4 million is recoverable from the Company’s senior professionals and other professionals who previously received performance fees, and as such, a receivable has been recorded. There can be no assurance that we will not incur further contingent obligations in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2016 and December 31, 2015, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to potential repayment, would have been approximately $322.4 million and $322.2 million, respectively, of which approximately $248.1 million and $247.9 million, respectively, is reimbursable to the Company by certain professionals.

Performance fees are also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples.

Our senior professionals and other professionals who have received carried interest distributions are responsible for funding their proportionate share of any contingent obligations. However, the governing agreements of certain of our funds provide that if a current or former professional from such funds does not fund his or her respective share, then we may have to fund additional amounts beyond what we received in carried interest, although we will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

There have been no material changes in our market risks for the three months ended March 31, 2016. For additional information on our market risks, refer to our Annual Report on Form 10‑K for the year ended December 31, 2015, which is accessible on the SEC’s website at sec.gov.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co‑principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2016 and December 31, 2015, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors

For a discussion of our potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2015, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10‑K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description

3.1

Certificate of Limited Partnership of Ares Management, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001‑36429), filed with the SEC on February 29, 2016).

3.2

Amended and Restated Agreement of Limited Partnership of Ares Management, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on May 7, 2014).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:	Ares Management GP LLC, its general partner

Dated: May 10, 2016	By	/s/ Antony P. Ressler
		Name:	Antony P. Ressler
		Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2016	By	/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)