Form 10-Q
period 2016-06-30
ARES MANAGEMENT LP
filed 2016-08-09
CIK 1176948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

The number of common units representing limited partner interests outstanding as of August 3, 2016 was 80,794,003.

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

i

Glossary

When used in this report, unless the context otherwise requires:

•	“ARCC Part I Fees” refers to a quarterly performance fee on the investment income from Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”)
•	“Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities.
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

•

“distributable earnings” or “DE”, a non-GAAP measure, is an operating metric that assesses our performance without the effects of our consolidated funds and the impact of unrealized income and expenses, which generally fluctuate with fair value changes. Among other things, this metric also is used to assist in determining amounts potentially available for distribution. However, the declaration, payment, and determination of the amount of distributions to unitholders, if any, is at the sole discretion of our Board of Directors, which may change our distribution policy at any time.  Distributable earnings is calculated as the sum of Fee Related Earnings, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is typically presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, and equity compensation expense.  DE is presented prior to the effect of income taxes, unless otherwise noted;

•

“economic net income” or “ENI”, a non-GAAP measure, is an operating metric used by management to evaluate total operating performance, a decision tool for deployment of resources, and an assessment of the performance of our business segments.  ENI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our total operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers and acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization;

•

“fee earning AUM” or “FEAUM” refers to the AUM on which we directly or indirectly earn management fees. Fee earning AUM is equal to the sum of all the individual fee bases of our funds that contribute directly or indirectly to our management fees;

•

“fee paying AUM” or “FPAUM” refers to the AUM on which we directly earn management fees. Fee paying AUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees;

•

“fee related earnings” or “FRE”, a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees,  is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our performance;

•

“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us and also include ARCC Part I Fees that are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash‑settled each quarter;

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

•

“performance fees” refers to fees we earn based on the performance of a fund, which are generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest; and

•

“performance related earnings” or “PRE”, a non-GAAP measure, is used to assess our investment performance net of performance fee compensation. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income earned from our Consolidated Funds and non-consolidated funds;

•	“Credit Facility” refers to revolving credit facility of the Ares Operating Group;
•	“SEC” refers to Securities and Exchange Commission;
•	“Senior Notes” refers to senior notes of a wholly owned subsidiary of Ares Holding;
•	“Term Loan” refers to term loan of a wholly owned subsidiary of AM LLC;

Many of the terms used in this report, including AUM, FEAUM, FPAUM, ENI, FRE, PRE and DE, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and FEAUM and FPAUM are not based on any definition of AUM, FEAUM or FPAUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM set forth in other agreements to which we are a party. Further, ENI, FRE, PRE and DE are not measures of performance calculated in accordance with GAAP. We use ENI, FRE, PRE and DE as measures of operating performance, not as measures of liquidity. ENI, FRE, PRE and DE should not be considered in isolation or as substitutes for operating income, net income, operating cash flows, or other income or cash flow statement data prepared in accordance with GAAP. The use of ENI, FRE, PRE and DE without consideration of related GAAP measures is not adequate due to the adjustments described above. Our management compensates for these limitations by using ENI, FRE, PRE and DE as supplemental measures to our GAAP results. We present these measures to provide a more complete understanding of our performance as our management measures it.

Amounts and percentages throughout this report may reflect rounding adjustments and consequently totals may not appear to sum.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of June 30,	As of December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$264,588	$121,483
Investments (includes fair value investments of $463,530 and $446,779 at June 30, 2016 and December 31, 2015, respectively)	484,537	468,287
Performance fees receivable	626,064	534,661
Due from affiliates	166,039	144,982
Other assets	65,160	62,975
Intangible assets, net	70,568	84,971
Goodwill	143,855	144,067
Assets of Consolidated Funds:
Cash and cash equivalents	233,532	159,507
Investments, at fair value	2,529,173	2,559,783
Due from affiliates	10,125	12,923
Dividends and interest receivable	9,545	13,005
Receivable for securities sold	65,384	13,416
Other assets	3,034	1,348
Total assets	$4,671,604	$4,321,408
Liabilities
Accounts payable, accrued expenses and other liabilities	$104,617	$102,626
Accrued compensation	91,743	125,032
Due to affiliates	19,096	12,901
Performance fee compensation payable	480,979	401,715
Debt obligations	279,430	389,120
Equity compensation put option liability	20,000	20,000
Deferred tax liability, net	6,628	21,288
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	10,741	18,951
Payable for securities purchased	162,898	51,778
CLO loan obligations, at fair value	2,168,346	2,174,352
Fund borrowings	12,484	11,734
Total liabilities	3,356,962	3,329,497
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,521	23,505
Preferred equity (12,400,000 units issued and outstanding at June 30, 2016)	298,971	—
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	334,207	320,238
Equity appropriated for Consolidated Funds	—	3,367
Non-controlling interest in Consolidated Funds	334,207	323,605
Non-controlling interest in Ares Operating Group entities	397,640	397,883
Controlling interest in Ares Management, L.P. :
Partners' Capital (80,791,108 units and 80,697,600 units issued and outstanding at June 30, 2016 and at December 31, 2015, respectively)	268,835	251,537
Accumulated other comprehensive loss	(8,532)	(4,619)
Total controlling interest in Ares Management, L.P	260,303	246,918
Total equity	1,291,121	968,406
Total liabilities, redeemable interest, non-controlling interests and equity	$4,671,604	$4,321,408

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues
Management fees (includes ARCC Part I Fees of $28,999, $57,624 and $29,250, $58,292 for the three and six months ended June 30, 2016 and 2015, respectively)	$158,521	$156,589	$316,954	$315,290
Performance fees	203,151	77,649	173,204	182,574
Administrative and other fees	7,863	6,926	15,392	13,205
Total revenues	369,535	241,164	505,550	511,069
Expenses
Compensation and benefits	112,654	99,085	223,333	200,936
Performance fee compensation	151,896	56,544	130,566	132,936
General, administrative and other expenses	38,686	53,331	78,648	98,878
Consolidated Funds' expenses	699	3,609	926	14,282
Total expenses	303,935	212,569	433,473	447,032
Other income (expense)
Net interest and investment income (net of interest expense of $4,828, $9,683 and $3,654, $7,338 for the three and six months ended June 30, 2016 and 2015, respectively)	4,993	2,646	1,634	4,059
Other income (expense), net	5,673	(1,693)	10,914	(3,568)
Net realized and unrealized gain (loss) on investments	(3,151)	4,880	1,991	19,719
Net interest and investment income of the Consolidated Funds (net of interest expense of $18,607, $41,056 and $19,043, $36,144 for the three and six months ended June 30, 2016 and 2015, respectively)	9,690	12,637	17,022	21,542
Net realized and unrealized gain (loss) on investments of Consolidated Funds	201	10,486	(29,606)	(1,788)
Total other income	17,406	28,956	1,955	39,964
Income before taxes	83,006	57,551	74,032	104,001
Income tax expense (benefit)	(4,434)	6,103	231	10,162
Net income	87,440	51,448	73,801	93,839
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	1,054	12,629	(10,925)	1,515
Less: Net income attributable to redeemable interests in Ares Operating Group entities	339	185	349	428
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	48,473	26,548	49,893	61,354
Net income attributable to Ares Management, L.P.	$37,574	$12,086	$34,484	$30,542
Net income attributable to Ares Management, L.P. per common unit:
Basic	$0.46	$0.15	0.42	0.37
Diluted	$0.46	$0.15	0.42	0.37
Weighted-average common units
Basic	80,715,723	80,671,316	80,699,387	80,669,527
Diluted	82,332,193	81,720,919	81,752,468	80,669,527
Distribution declared and paid per common unit	$0.15	$0.25	$0.35	$0.49

Substantially all revenue is earned from affiliated funds of the Company.

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$87,440	$51,448	$73,801	$93,839
Other comprehensive income:
Foreign currency translation adjustments	(7,628)	4,083	(10,325)	1,134
Total comprehensive income	79,812	55,531	63,476	94,973
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	1,054	12,753	(10,925)	1,540
Less: Comprehensive income attributable to redeemable interests in Ares Operating Group entities	306	205	304	436
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	43,768	29,008	43,526	62,067
Comprehensive income attributable to Ares Management, L.P.	$34,684	$13,565	$30,571	$30,930

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)

(unaudited)

					Consolidated Funds
			Accumulated	Non-Controlling	Equity	Non-Controlling
			Other	Interest in Ares	Appropriated	Interest in
	Preferred	Partners'	Comprehensive	Operating	for Consolidated	Consolidated	Total
	Equity	Capital	Loss	Group Entities	Funds	Funds	Equity
Balance at December 31, 2015	$—	$251,537	$(4,619)	$397,883	$3,367	$320,238	$968,406
Cumulative effect of accounting change due to the adoption of ASU 2014-13	—	—	—	—	(3,367)	—	(3,367)
Issuance of preferred equity	298,971	—	—	—	—	—	298,971
Changes in ownership interests	—	202	—	(949)	—	—	(747)
Deferred tax assets effects arising from allocation of Partners' capital	—	4,089	—	(26)	—	—	4,063
Contributions	—	—	—	—	—	48,122	48,122
Distributions	—	(28,259)	—	(53,840)	—	(23,228)	(105,327)
Net income (loss)	—	34,484	—	49,893	—	(10,925)	73,452
Currency translation adjustment	—	—	(3,913)	(6,367)	—	—	(10,280)
Equity compensation	—	6,782	—	11,046	—	—	17,828
Balance at June 30, 2016	$298,971	$268,835	$(8,532)	$397,640	$—	$334,207	$1,291,121

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$73,801	$93,839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	18,709	15,719
Depreciation and amortization	19,439	31,667
Net realized and unrealized gain on investments	(1,991)	(19,719)
Contingent consideration	204	1,587
Investments purchased	(46,811)	(51,388)
Proceeds from sale of investments	33,553	36,081
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(3,496)	(3,154)
Net realized and unrealized loss on investments	29,606	1,788
Amortization on debt and investments	(1,038)	(140)
Investments purchased	(595,756)	(1,146,831)
Proceeds from sale or pay down of investments	629,085	630,893
Cash flows due to changes in operating assets and liabilities:
Net performance fees receivable	(13,107)	(2,137)
Due to/from affiliates	(21,290)	8,852
Other assets	2,983	30,623
Accrued compensation and benefits	(32,158)	(48,344)
Accounts payable, accrued expenses and other liabilities	1,876	(38,292)
Deferred taxes	(14,660)	1,411
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(74,025)	1,085,596
Cash relinquished with deconsolidation of Consolidated Funds	—	(870,390)
Change in other assets and receivables held at Consolidated Funds	(47,108)	(8,536)
Change in other liabilities and payables held at Consolidated Funds	111,209	(281,978)
Net cash provided by (used in) operating activities	69,025	(532,853)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(64,437)
Purchase of furniture, equipment and leasehold improvements, net	(5,273)	(6,768)
Net cash used in investing activities	(5,273)	(71,205)
Cash flows from financing activities:
Other financing activities	(569)	85
Proceeds from credit facility	147,000	80,000
Repayments of credit facility	(257,000)	(30,000)
Proceeds from the issuance of preferred equity, net	298,971	—
Distributions	(82,462)	(119,335)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	48,122	107,034
Distributions to non-controlling interests in Consolidated Funds	(23,228)	(48,325)
Borrowings under loan obligations by Consolidated Funds	750	606,536
Repayments under loan obligations by Consolidated Funds	(45,612)	(39,706)
Net cash provided by financing activities	85,972	556,289
Effect of exchange rate changes	(6,619)	444
Net change in cash and cash equivalents	143,105	(47,325)
Cash and cash equivalents, beginning of period	121,483	148,858
Cash and cash equivalents, end of period	$264,588	$101,533
Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$8,612	$5,776
Cash paid during the period for income taxes	$6,486	$7,691
Consolidated Funds:
Cash paid during the period for interest	$24,829	$15,908
Cash paid during the period for income taxes	$126	$284
Non-cash increase in assets and liabilities:
Issuance of AOG Units to non-controlling interest holders in connection with acquisitions	$—	$25,468

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

The Company is a holding partnership, and the Company’s sole assets are equity interests in Ares Holdings Inc. (“AHI”), Ares Domestic Holdings, Inc. (“Domestic Holdings”), Ares Offshore Holdings, Ltd., AI Holdco LLC (“AI”), and Ares Real Estate Holdings LLC. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group”: Ares Domestic Holdings L.P. (“Ares Domestic”), Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Real Estate Holdings L.P. (“Ares Real Estate”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P. (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.

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

As of June 30, 2016, the Company owned a 37.92% direct interest, or 80,791,108 AOG Units, in each of the Ares Operating Group entities; Ares Owners Holding L.P. owns a  56.21% direct interest, or 119,771,334 AOG Units, in each of the Ares Operating Group entities; and an affiliate of Alleghany Corporation (such affiliate, “Alleghany”) owns a 5.87% direct interest, or 12,500,000 AOG Units, in each of the Ares Operating Group entities. For the six months ended June 30, 2016, the daily average ownership of AOG Units in each of the AOG entities by the Company, Ares Owners Holding L.P., and Alleghany was 37.87%,  56.26% and 5.87%, respectively.

Preferred Equity Offering

In June 2016, the Company issued preferred equity consisting of 12,400,000 units designated as Series A Preferred Equity (the “Preferred Equity”), for a total offering price of $310.0 million. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity will be payable quarterly starting September 2016 at a rate per annum equal to 7.00%. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit. The proceeds net of expenses totaling $299.0 million were temporarily used to repay the outstanding balance on the Company’s Credit Facility pending consummation of the ARCC-ACAS Transaction (see Note 9). If the ARCC-ACAS Transaction is not consummated, the Company intends to use the

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

net proceeds for general corporate purposes, including for acquisitions and investments and for temporary repayments of borrowings under the Credit Facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Equity Compensation

Forfeitures

During the quarter ended March 31, 2016, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). In accordance with ASU No. 2016-09, the Company elected to recognize share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Prior to the adoption of ASU 2016-09, the Company applied an estimated forfeiture rate as a reduction of current period equity compensation expense.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date.  ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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

During the second quarter of 2016, two ASUs: ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, were issued to provide clarification to previously issued revenue recognition guidance (ASU 2014-09) that has not yet been implemented. The two updates are required to be adopted with ASU 2014-09, but are not expected to change its application by the Company. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-13,  Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. The guidance should be applied using a modified retrospective approach. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods. Early adoption is permitted for annual and quarterly reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. GOODWILL AND INTANGIBLE ASSETS

Finite‑Lived Intangible Assets, Net

The Company’s intangible assets include acquired management contracts, client relationships, a trade name, and the future benefits of managing new assets for existing clients that were recognized at fair value as of their acquisition dates.

The following table summarizes the carrying value, net of accumulated amortization, for the Company’s intangible assets:

	Weighted Average
	Amortization Period		As of June 30,	As of December 31,
	at June 30, 2016		2016	2015
Management contracts	2.3	years	$111,939	$163,469
Client relationships	12.0	years	38,600	38,600
Trade name	6.0	years	3,200	3,200
			153,739	205,269
Foreign currency translation			(2,529)	(1,436)
Total intangible assets acquired			151,210	203,833
Less: accumulated amortization			(80,642)	(118,862)
Intangible assets, net			$70,568	$84,971

Amortization expense associated with intangible assets was $7.1 million and $16.6 million for the three months ended June 30, 2016 and 2015, respectively, and $14.4 million and $27.5 million for the six months ended June 30, 2016 and 2015, respectively, and is included in general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2016, the Company removed $51.5 million of intangible assets that were fully amortized.

Goodwill

The following table summarizes the carrying value of the Company's goodwill assets:

		Private	Real
	Credit	Equity	Estate	Total
Balance as of December 31, 2015	$32,196	$58,600	$53,271	$144,067
Foreign currency translation	—	—	(212)	(212)
Balance as of June 30, 2016	$32,196	$58,600	$53,059	$143,855

There was no impairment of goodwill recorded as of June 30, 2016 or December 31, 2015.

4. INVESTMENTS

The Company’s investments are comprised of investments at fair value as a result of the election of the fair value option or in accordance with investment company accounting, equity-method investments (using the equity method or fair value option) and held-to-maturity investments.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Fair Value Investments, excluding Equity-method Investments Held at Fair Value

			Fair value as a
			percentage of total
	Fair value at		investments at
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Private Investment Partnership Interests:
AREA Sponsor Holdings, LLC	$32,435	$37,275	7.2%	8.7%
ACE II Master Fund, L.P. (1)(2)	22,537	22,015	5.0%	5.2%
Ares Corporate Opportunities Fund III, L.P.	101,450	108,506	22.7%	25.4%
Ares Corporate Opportunities Fund IV, L.P. (2)	36,972	30,571	8.3%	7.2%
Resolution Life L.P.	39,646	40,703	8.9%	9.5%
Other private investment partnership interests (1)(3)	160,576	132,405	35.8%	31.0%
Total private investment partnership interests (cost: $309,434 and $297,026 at June 30, 2016 and December 31, 2015, respectively)	393,616	371,475	87.9%	87.0%
Collateralized Loan Obligations Interests:
Collateralized loan obligations(3)	54,155	55,752	12.1%	13.0%
Total collateralized loan obligations (cost: $57,827 and $53,669 at June 30, 2016 and December 31, 2015, respectively)	54,155	55,752	12.1%	13.0%
Common Stock:
Common stock(3)	87	81	0.0%	0.0%
Total common stock (cost: $120 and $116 at June 30, 2016 and December 31, 2015, respectively)	87	81	0.0%	0.0%
Total fair value investments (cost: $367,381 and $350,811 at June 30, 2016 and December 31, 2015, respectively)	$447,858	$427,308

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. dollars at each reporting date
(2)	Represents underlying security that is held through various legal entities
(3)	No single issuer or investment had a fair value that exceeded 5% of the Company's total investments.

Equity-Method Investments

The Company’s equity-method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company's equity-method investments, including those where the fair value option was elected, are summarized below:

	As of June 30, 2016	As of December 31, 2015
Equity-method investments	$3,639	$4,486
Equity-method investments at fair value	15,672	19,471
Total equity-method investments	$19,311	$23,957

The following table presents summarized financial information for an equity-method investment that the Company has determined to be significant based on the change in fair value:

	Three Months Ended		Six Months Ended
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$755	$(172)	$1,511	$941
Expenses	4,239	5,099	8,752	9,925
Net loss	$(3,484)	$(5,271)	$(7,241)	$(8,984)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Held-to-Maturity Investments

The Company classifies certain investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. A summary of the cost and fair value of CLO notes classified as held-to-maturity investments is as follows:

	As of June 30, 2016	As of December 31, 2015
Amortized Cost	$17,368	$17,022
Unrealized loss, net	(562)	(334)
Fair value	$16,806	$16,688

Based on the Company’s ability and intent to hold the investments until maturity and the underlying credit performance, the Company has determined that the net unrealized losses are temporary impairments as of June 30, 2016 and December 31, 2015.

There were no sales of held-to-maturity investments during the six months ended June 30, 2016 and 2015.  All contractual maturities are greater than 10 years as of June 30, 2016. Actual maturities may differ from contractual maturities because underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

			Fair value as a
			percentage of total
	Fair value at		investments at
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
United States:
Fixed income securities:
Consumer discretionary	$407,161	$393,902	16.2%	15.4%
Consumer staples	45,017	40,030	1.8%	1.6%
Energy	46,341	38,617	1.8%	1.5%
Financials	75,041	78,806	3.0%	3.1%
Healthcare, education and childcare	171,475	162,191	6.8%	6.3%
Industrials	151,775	161,830	6.0%	6.3%
Information technology	172,128	138,186	6.8%	5.4%
Materials	97,395	95,767	3.9%	3.7%
Partnership interests	115,440	86,902	4.6%	3.4%
Telecommunication services	176,548	202,256	7.0%	7.9%
Utilities	29,820	12,733	1.2%	0.5%
Total fixed income securities (cost: $1,504,932 and $1,462,570 at June 30, 2016 and December 31, 2015, respectively)	1,488,141	1,411,220	59.1%	55.1%
Equity securities:
Healthcare, education and childcare	344	344	0.0%	0.0%
Telecommunication services	286	510	0.0%	0.0%
Total equity securities (cost: $5,620 and $8,304 at June 30, 2016 and December 31, 2015, respectively)	$630	$854	0.0%	0.0%

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Europe:
Fixed income securities:
Consumer discretionary	$170,248	$221,707	6.7%	8.7%
Consumer staples	48,278	50,625	1.9%	2.0%
Financials	27,256	29,922	1.1%	1.2%
Healthcare, education and childcare	104,814	104,704	4.1%	4.1%
Industrials	104,005	109,778	4.1%	4.3%
Information technology	32,944	31,562	1.3%	1.2%
Materials	103,071	98,450	4.1%	3.8%
Telecommunication services	128,271	149,105	5.1%	5.8%
Utilities	788	768	0.0%	0.0%
Total fixed income securities (cost: $765,916 and $836,217 at June 30, 2016 and December 31, 2015, respectively)	719,675	796,621	28.4%	31.1%
Equity securities:
Consumer discretionary	3,872	4,306	0.2%	0.2%
Consumer staples	1,415	1,286	0.1%	0.1%
Healthcare, education and childcare	54,064	37,294	2.1%	1.5%
Telecommunication services	23	159	0.0%	0.0%
Total equity securities (cost: $89,778 and $ 80,827 at June 30, 2016 and December 31, 2015, respectively)	59,374	43,045	2.4%	1.8%
Asia and other:
Fixed income securities:
Consumer discretionary	25,541	34,810	1.0%	1.4%
Financials	1,236	—	0.0%	—%
Healthcare, education and childcare	10,440	23,999	0.4%	0.9%
Telecommunication services	8,706	9,909	0.3%	0.4%
Total fixed income securities (cost: $47,987 and $57,868 at June 30, 2016 and December 31, 2015, respectively)	45,923	68,718	1.7%	2.7%
Equity securities:
Consumer discretionary	31,600	55,532	1.2%	2.2%
Consumer staples	48,447	55,442	1.9%	2.2%
Healthcare, education and childcare	32,598	32,865	1.3%	1.3%
Industrials	12,891	12,891	0.5%	0.5%
Total equity securities (cost: $118,730 at June 30, 2016 and December 31, 2015, respectively)	$125,536	$156,730	4.9%	6.2%

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Canada:
Fixed income securities:
Consumer discretionary	$1,414	$827	0.1%	0.0%
Consumer staples	3,987	1,369	0.2%	0.1%
Energy	7,199	8,724	0.3%	0.3%
Healthcare, education and childcare	12,969	14,819	0.5%	0.6%
Industrials	631	513	0.0%	0.0%
Telecommunication services	13,487	6,627	0.5%	0.3%
Total fixed income securities (cost: $40,534 and $34,397 at June 30, 2016 and December 31, 2015, respectively)	39,687	32,879	1.6%	1.3%
Equity securities:
Consumer discretionary	413	—	—	—
Total equity securities (cost: $408 and $0 at June 30, 2016 and December 31, 2015, respectively)	413	—	—	—
Australia:
Fixed income securities:
Energy	8,827	8,888	0.3%	0.3%
Industrials	4,635	3,657	0.2%	0.1%
Utilities	15,955	16,041	0.6%	0.6%
Total fixed income securities (cost: $36,827 and $39,574 at June 30, 2016 and December 31, 2015, respectively)	29,417	28,586	1.1%	1.0%
Equity securities:
Telecommunication services	2,242	5,370	0.1%	0.2%
Utilities	18,135	15,760	0.7%	0.6%
Total equity securities (cost: $23,693 and $25,524 at June 30, 2016 and December 31, 2015, respectively)	20,377	21,130	0.8%	0.8%
Total fixed income securities	2,322,843	2,338,024	91.9%	91.2%
Total equity securities	206,330	221,759	8.1%	8.8%
Total investments, at fair value	$2,529,173	$2,559,783

At June 30, 2016 and December 31, 2015, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company's total consolidated net assets.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

5. FAIR VALUE

GAAP establishes a hierarchal disclosure framework prioritizing the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or where fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

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

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of June 30, 2016:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Fixed income-collateralized loan obligations	$—	$—	$54,155	$—	$54,155
Equity securities	87	—	—	—	87
Partnership interests	—	—	44,746	364,542	409,288
Total investments, at fair value	87	—	98,901	364,542	463,530
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	3,366	—	—	3,366
Total derivative assets, at fair value	—	3,366	—	—	3,366
Total	$87	$3,366	$98,901	$364,542	$466,896
Derivative liabilities of the Company, at fair value
Foreign exchange contracts	$—	$(729)	$—	$—	$(729)
Interest rate contracts	—	—	—	—	—
Total derivative liabilities, at fair value	$—	$(729)	$—	$—	$(729)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Total
Bonds	$—	$112,590	$79,545	$192,135
Loans	—	1,857,441	151,641	2,009,082
Collateralized loan obligations	—	—	6,186	6,186
Total fixed income	—	1,970,031	237,372	2,207,403
Equity securities	44,494	18,479	143,334	206,307
Partnership interests	—	—	115,440	115,440
Other	—	23	—	23
Total investments, at fair value	$44,494	$1,988,533	$496,146	$2,529,173
Derivative assets of Consolidated Funds, at fair value
Foreign exchange contracts	—	289	—	289
Total derivative assets, at fair value	—	289	—	289
Total	$44,494	$1,988,822	$496,146	$2,529,462
Foreign exchange contracts	$—	$(297)	$—	$(297)
Others	—	—	(2,076)	(2,076)
Total derivative liabilities, at fair value	—	(297)	(2,076)	(2,373)
Loan obligations of CLOs	—	(2,168,346)	—	(2,168,346)
Total	$—	$(2,168,643)	$(2,076)	$(2,170,719)

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2015:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Fixed income-collateralized loan obligations	$—	$—	$55,752	$—	$55,752
Equity securities	81	—	—	—	81
Partnership interests	—	—	51,703	339,243	390,946
Total investments, at fair value	81	—	107,455	339,243	446,779
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	1,339	—	—	1,339
Total derivative assets, at fair value	—	1,339	—	—	1,339
Total	$81	$1,339	$107,455	$339,243	$448,118
Derivative liabilities of the Company, at fair value
Foreign exchange contracts	$—	$(176)	$—	$—	$(176)
Interest rate contracts	—	(214)	—	—	(214)
Total derivative liabilities, at fair value	$—	$(390)	$—	$—	$(390)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Total
Bonds	$—	$126,289	$109,023	$235,312
Loans	—	1,875,341	134,346	2,009,687
Collateralized loan obligations	—	—	6,121	6,121
Total fixed income	—	2,001,630	249,490	2,251,120
Equity securities	76,033	15,760	129,809	221,602
Partnership interests	—	—	86,902	86,902
Other	—	159	—	159
Total investments, at fair value	$76,033	$2,017,549	$466,201	$2,559,783
Derivative liabilities of Consolidated Funds, at fair value
Foreign exchange contracts	$—	$(369)	$—	$(369)
Others	—	—	(10,307)	(10,307)
Total derivative liabilities, at fair value	—	(369)	(10,307)	(10,676)
Loan obligations of CLOs	—	—	(2,174,352)	(2,174,352)
Total	$—	$(369)	$(2,184,659)	$(2,185,028)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2016:

Investments and Derivatives of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$54,118	$58,203	$112,321
Purchases(1)	4	1,667	1,671
Sales(2)	(1,517)	—	(1,517)
Realized and unrealized appreciation (depreciation), net	1,550	(15,124)	(13,574)
Balance, end of period	$54,155	$44,746	$98,901
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$718	$(15,123)	$(14,405)

				Other
			Partnership	Financial
Investments and Derivatives of Consolidated Funds	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$141,805	$212,209	$103,621	$(4,127)	$453,508
Transfer in	—	83,608	—	—	83,608
Transfer out	(15,384)	(31,290)	—	—	(46,674)
Purchases(1)	9,668	32,622	5,800	—	48,090
Sales(2)	—	(48,276)	—	88	(48,188)
Amortized discounts/premiums	—	255	—	(206)	49
Realized and unrealized appreciation (depreciation), net	7,245	(11,756)	6,019	2,169	3,677
Balance, end of period	$143,334	$237,372	$115,440	$(2,076)	$494,070
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$7,245	$(2,340)	$6,020	$1,967	$12,892

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2015:

Investments and Derivatives of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$15,823	$50,348	$66,171
Purchases(1)	-	6,000	6,000
Sales(2)	(492)	—	(492)
Realized and unrealized appreciation (depreciation), net	132	—	132
Balance, end of period	$15,463	$56,348	$71,811
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(27)	$—	$(27)

			Other
			Financial
Investments and Derivatives of Consolidated Funds	Equity Securities	Fixed Income	Instruments	Total
Balance, beginning of period	$174,035	$234,121	$(14,393)	$393,763
Transfer in	—	65,683	—	65,683
Transfer out	(13,662)	(40,887)	—	(54,549)
Purchases(1)	98,002	10,363	1,947	110,312
Sales(2)	—	(9,590)	—	(9,590)
Amortized discounts/premiums	—	667	(226)	441
Realized and unrealized appreciation (depreciation), net	16,974	8,609	(958)	24,625
Balance, end of period	$275,349	$268,966	$(13,630)	$530,685
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$3,650	$(564)	$(621)	$2,465

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2016:

Investments and Derivatives of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$55,752	$51,703	$107,455
Purchases(1)	7	8,167	8,174
Sales(2)	(2,293)	—	(2,293)
Realized and unrealized appreciation (depreciation), net	689	(15,124)	(14,435)
Balance, end of period	$54,155	$44,746	$98,901
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(455)	$(15,123)	$(15,578)

				Other
			Partnership	Financial
Investments and Derivatives of Consolidated Funds	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Transfer in	—	72,636	—	—	72,636
Transfer out	(344)	(68,427)	—	—	(68,771)
Purchases(1)	9,668	45,951	13,100	—	68,719
Sales(2)	—	(46,865)	(300)	589	(46,576)
Amortized discounts/premiums	—	696	—	84	780
Realized and unrealized appreciation (depreciation), net	4,201	(16,109)	15,738	7,558	11,388
Balance, end of period	$143,334	$237,372	$115,440	$(2,076)	$494,070
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$4,202	$(7,566)	$15,654	$6,878	$19,168

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2015:

Investments and Derivatives of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$45,348	$45,348
Investment in deconsolidated fund(3)	17,815	—	17,815
Purchases(1)	3	11,000	11,003
Sales(2)	(1,255)	—	(1,255)
Realized and unrealized depreciation, net	(1,100)	—	(1,100)
Balance, end of period	$15,463	$56,348	$71,811
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(27)	$—	$(27)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

(3)   Balance for the Company was previously eliminated upon consolidation and not reported as Level III investments.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

				Other
			Partnership	Financial
Investments and Derivatives of Consolidated Funds	Equity Securities	Fixed Income	Interests	Instruments	Total
Balance, beginning of period	$3,263,311	$2,192,395	$137,272	$(20,993)	$5,571,985
Deconsolidation of funds (3)	(3,080,402)	(1,897,304)	(137,272)	12,980	(5,101,998)
Transfer in	—	32,849	—	678	33,527
Transfer out	(17,281)	(78,020)	—	—	(95,301)
Purchases(1)	98,000	66,300	—	2,116	166,416
Sales(2)	(772)	(37,655)	—	—	(38,427)
Amortized discounts/premiums	—	(285)	—	(501)	(786)
Realized and unrealized appreciation (depreciation), net	12,493	(9,314)	—	(7,910)	(4,731)
Balance, end of period	$275,349	$268,966	$—	$(13,630)	$530,685
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$10,100	$(12,220)	$—	$(7,427)	$(9,547)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)	Represents investment in Consolidated Funds that were deconsolidated during the period.

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the six months ended June 30, 2016 and 2015, there were no transfers between Level I and Level II.

The following table sets forth a summary of changes in the fair value of the Level III liabilities for the CLO loan obligations for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$—	$2,299,970	$2,174,352	$12,049,019
Accounting change due to the adoption of ASU 2014-13(1)	—	—	(2,174,352)	—
Deconsolidation of funds	—	—	—	(10,264,884)
Borrowings	—	—	—	602,077
Paydowns	—	3	—	(406)
Realized and unrealized gains, net	—	24,991	—	(60,842)
Balance, end of period	$—	$2,324,964	$—	$2,324,964

(1)

Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer considered Level III financial liabilities under the GAAP fair value hierarchy. As of January 1, 2016, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2016:

	Fair		Unobservable
	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$44,746	Discounted Cash Flow	Discount Rate	10% - 50%
Collateralized loan obligations	54,155	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$98,901

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2015:

	Fair		Unobservable
	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$40,703	Discounted Cash Flow	Discount Rate	10%
Partnership interests	11,000	Recent Transaction Price(1)	N/A	N/A
Collateralized loan obligations	55,752	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$107,455

(1)

Recent transaction price consists of securities recently purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of June 30, 2016:

					Weighted
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Average
Assets
Equity securities
	$59,764	EV market multiple analysis	EBITDA multiple(2)	1.9x - 11.2x	3.7x
	32,598	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 40.0x 25%	35.0x 25%
	115,440	Discounted cash flow	Discount rate	14.0%	14.0%
	50,972	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	139,556	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	6,971	EV market multiple analysis	EBITDA multiple(2)	9.2x	9.2x
	70,815	Income approach	Yield	3.3% - 13.3%	9.8%
	4,359	Discounted cash flow	Discount rate	11.0% - 15.3%	13.2%
	1,759	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	2,360	Income approach	Collection rates	1.2x	1.2x
	11,552	Income approach	Constant prepayment rate Constant default rate Recovery rate	5.0% - 10.0% 11.9% - 25.1% 0.0% - 40.0%	6.9% 14.2% 15.0%
Total assets	$496,146
Liabilities
Derivatives instruments of Consolidated Funds	2,076	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$2,076

(1)

Recent transaction price consists of securities recently purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	“EBITDA” in the table above refers to earnings before interest, tax, depreciation and amortization.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Average
Assets
Equity securities
	$42,887	EV market multiple analysis	EBITDA multiple(2)	1.6x - 10.4x	4.1x
	73,686	Market approach (comparable companies)	Net income multiple	10.0x - 40.0x	21.7x
	344	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	12,891	Recent transaction price(1)	N/A	N/A	N/A
	86,902	Discounted cash flow	Discount rate	14.0%	14.0%
Fixed income securities
	22,934	EV market multiple analysis	EBITDA multiple(2)	1.6x - 11.0x	7.8x
	1,626	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	130,131	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,516	Discounted cash flow	Discount rate	11.0% - 15.3%	12.7%
	84,464	Income approach	Yield	3.3% - 13.3%	9.1%
	1,133	Income approach	Collection rates	1.2x	1.2x
	3,687	Income approach	Constant prepayment rate Constant default rate Recovery rate	5.0% - 10.0% 11.9% - 25.1% 0.0% - 40.0%	7.1% 14.6% 16.8%
Total assets	$466,201
Liabilities
Loans payable of Consolidated Funds:
Fixed income	$2,146,255	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	28,097	Discounted cash flow	Discount rate Constant prepayment rate Constant default rate Recovery rate	8.0% - 10.0% 19.7% - 20.0% 2.0% 70.0% - 71.1%	8.7% 19.8% 2.0% 70.8%
Derivatives instruments of Consolidated Funds	10,307	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$2,184,659

(1)

Recent transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	“EBITDA” in the table above refers to earnings before interest, tax, depreciation and amortization.

For investments valued using net asset value (“NAV”) per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restrictions of such investments are presented below:

	As of June 30, 2016		As of December 31, 2015
Segment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Restriction(s)
Credit Group	$104,855	$78,475	$98,251	$89,917	(1)(2)(3)
Private Equity Group	156,797	77,095	157,234	78,700	(1)
Real Estate Group	62,309	45,031	56,547	99,802	(1)
Operations Management Group	40,581	37,624	27,211	22,789	(1)(2)
Totals	$364,542	$238,225	$339,243	$291,208

(1)	Includes certain closed‑ended funds that do not permit investors to redeem their interests.
(2)	Includes certain open‑ended funds that are subject to a lock‑up period of six months after the closing date; after which an investor has the right to withdraw its capital.
(3)	Includes certain funds that are separately managed investment vehicles, which may be redeemed only upon dissolution or liquidation of the fund at the discretion of a simple majority of investors.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

6. DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against credit and foreign exchange risk. The derivative instruments used by the Company and Consolidated Funds include warrants, currency options, interest rate swaps, total return swaps and forward contracts. The derivative instruments are not designated as hedging instruments under the accounting standards for derivatives and hedging. The Company recognizes all of its derivative instruments at fair value as either assets or liabilities in the Condensed Consolidated Statements of Financial Condition with changes in value presented in the Condensed Consolidated Statements of Operations.

Quantitative Disclosures of Derivative Financial Instruments

The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of June 30, 2016 and December 31, 2015. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis in either other assets or accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of June 30, 2016				As of December 31, 2015
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$—	$—	$—	$—	$250,000	$214
Foreign exchange contracts	47,137	3,366	33,984	729	94,634	1,339	53,245	176
Total derivatives, at fair value	$47,137	$3,366	$33,984	$729	$94,634	$1,339	$303,245	$390

	As of June 30, 2016				As of December 31, 2015
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$11,580	$289	$12,226	$297	$—	$—	$25,572	$369
Other financial instruments	—	—	4,633	2,076	—	—	4,063	10,307
Total derivatives, at fair value	11,580	289	16,859	2,373	—	—	29,635	10,676
Other—equity(2)	253	—	—	—	522	159	—	—
Total	$11,833	$289	$16,859	$2,373	$522	$159	$29,635	$10,676

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)	Includes the fair value of warrants which are presented as equity securities within investments of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

The tables below set forth the rights of offset and related arrangements associated with the Company’s derivative and other financial instruments as of June 30, 2016 and December 31, 2015. The columns titled “Gross Amounts Not Offset in the Statement of Financial Condition” in the tables below relate to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts of	Gross Amounts	Net Amounts of	of Financial Condition
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
The Company as of June 30, 2016	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$3,366	$—	$3,366	$(729)	$2,637
Liabilities:
Derivatives	(729)	—	(729)	729	—
Net derivatives liabilities	$2,637	$—	$2,637	$—	$2,637

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts of	Gross Amounts	Net Amounts of	of Financial Condition
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
The Company as of December 31, 2015	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$1,339	$—	$1,339	$(176)	$1,163
Liabilities:
Derivatives	(390)	—	(390)	176	(214)
Net derivatives assets	$949	$—	$949	$—	$949

The tables below set forth the rights of offset and related arrangements associated with the Consolidated Funds’ derivative and other financial instruments as of June 30, 2016 and December 31, 2015. The columns titled “Gross Amounts Not Offset in the Statement of Financial Condition” in the tables below relate to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

				Gross Amounts Not
				Offset in the Statement
				of Financial Condition
	Gross Amounts of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
Consolidated Funds as of June 30, 2016	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$1,814	$(1,525)	$289	$289	$—	$—
Liabilities:
Derivatives	(3,898)	1,525	(2,373)	(289)	(8)	(2,076)
Net derivatives liabilities	$(2,084)	$—	$(2,084)	$—	$(8)	$(2,076)

				Gross Amounts Not
				Offset in the Statement
				of Financial Condition
	Gross Amounts of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
Consolidated Funds as of December 31, 2015	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$85	$(85)	$—	$—	$—	$—
Liabilities:
Derivatives	(10,761)	85	(10,676)	—	—	(10,676)
Net derivatives liabilities	$(10,676)	$—	$(10,676)	$—	$—	$(10,676)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DEBT

Debt represents the (a) the Credit Facility, (b) the Senior Notes, (c) the Term Loan, (d) loan obligations of the consolidated CLOs and (e) credit facilities of the Consolidated Funds. The Company has elected to measure the loan obligations of the consolidated CLOs at fair value and reflect the other debt obligations and borrowings of the Company, its subsidiaries and Consolidated Funds at cost.

The following table summarizes the Company’s and its subsidiaries’ debt obligations:

			As of June 30, 2016		As of December 31, 2015
		Original Borrowing	Carrying		Carrying
	Maturity	Amount	Value	Interest Rate	Value	Interest Rate
Credit Facility(1)	4/30/2019	—	$—	—	$110,000	2.11%
Senior Notes (2)	10/8/2024	$250,000	244,377	4.21%	244,077	4.21%
Term Loan(3)	7/29/2026	$35,250	35,053	2.49%	35,043	2.18%
Total debt obligations			$279,430		$389,120

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

As of June 30, 2016, the Company and its subsidiaries were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation. Debt issuance costs may be recorded as a reduction of the corresponding debt obligation and are amortized over the term of the obligation. In connection with amending the terms of the Credit Facility, new debt issuance costs of approximately $0.6 were incurred during the six months ended June 30, 2016. The unamortized portion of the Credit Facility’s debt issuance costs of $5.8 million and $6.2 million as of June 30, 2016 and December 31, 2015, respectively, is included in other assets in the Condensed Consolidated Statements of Financial Condition. The unamortized portion of the Senior Notes and Term Loan debt issuance costs of $2.1 million and $2.2 million as of June 30, 2016 and December 31, 2015, respectively, is included in the net carrying value of the Company’s debt obligations in the Condensed Consolidated Statements of Financial Condition. Amortization of debt issuance costs was $0.6 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2016 and 2015, and is included in net interest and investment income in the Condensed Consolidated Statements of Operations.

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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

As of June 30, 2016 and December 31, 2015, the following loan obligations were outstanding and classified as liabilities of the Company’s consolidated CLOs:

	As of June 30, 2016			As of December 31, 2015
			Weighted Average			Weighted Average
	Loan	Fair Value of	Remaining	Loan	Fair Value of	Remaining
	Obligations	Loan Obligations	Maturity In Years	Obligations	Loan Obligations	Maturity In Years
Senior secured notes(1)	$2,068,119	$2,040,235	9.05	$2,101,506	$2,054,123	9.55
Subordinated notes / preferred shares(2)	197,059	128,111	9.04	194,443	120,229	9.53
Total loan obligations of Consolidated CLOs	$2,265,178	$2,168,346		$2,295,949	$2,174,352

(1)

Original borrowings under the senior secured notes totaled $2.2 billion, with various maturity dates ranging from October 2024 to December 2025. The weighted average interest rate as of June 30, 2016 was 3.55%.

(2)

Original borrowings under the subordinated notes totaled $197.1 million, with various maturity dates ranging from October 2024 to December 2025. They do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

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

Credit Facilities of the Consolidated Funds

Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company. As of June 30, 2016 and December 31, 2015, the Consolidated Funds were in compliance with all financial and non‑financial covenants under such credit facilities.

The Consolidated Funds had the following revolving bank credit facilities outstanding as of June 30, 2016 and December 31, 2015:

			As of June 30, 2016		As of December 31, 2015
	Maturity	Total	Outstanding		Outstanding
Type of Facility	Date	Capacity	Loan(1)	Effective Rate	Loan(1)	Effective Rate
Consolidated Funds credit facility	01/01/23	$18,000	$12,484	2.19%	$11,734	2.00%
Total borrowings of Consolidated Funds			$12,484		$11,734

(1)	The fair values of the borrowings approximate the carrying value, as the interest rate on the borrowings is a floating rate.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. REDEEMABLE INTERESTS

The following table sets forth a summary of changes in the redeemable interests in the Ares Operating Group entities as of June 30, 2016:

Beginning balance at December 31, 2015	$23,505
Change in ownership	(2)
Distributions	(363)
Net income	349
Currency translation adjustment	(45)
Equity compensation	77
Ending Balance	$23,521

Upon acquisition of Indicus Advisors, LLP (“Indicus”) in November 2011, certain former owners of Indicus (“Former Owners”) were provided a put option on their equity interest at a strike price of $40 million to be exercised during 2016 (“Fixed Price Put Option”), among other consideration. The Company has been notified of the Former Owners’ intention to exercise their Fixed Price Put Option. The Company is obligated to make payment of $40 million to settle this option in November 2016, subject to continuing negotiations.

9. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and have not been recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2016, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Capital Commitments

As of June 30, 2016 and December 31, 2015, the Company had aggregate unfunded commitments of $619.9 million and $436.4 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

As of June 30, 2016, the Company had $37.6 million in unfunded commitments to invest in certain funds managed by Kayne Anderson Capital Advisors, L.P.

ARCC and American Capital, Ltd. Merger Agreement

On May 23, 2016, ARCC and American Capital, Ltd. (“ACAS”) entered into a definitive merger agreement pursuant to which ARCC will acquire ACAS in a cash and stock transaction valued at approximately $3.43 billion (the "ARCC-ACAS Transaction").  To support the ARCC-ACAS Transaction, the Company, through its subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, will (i) provide $275 million of cash consideration, in the form of $1.20 per share of ACAS common stock, payable to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement at the closing of the ARCC-ACAS Transaction and (ii) waive, for each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the ARCC-ACAS Transaction, the lesser of (x) $10 million of ARCC Part I Fees and (y) the amount of ARCC Part I Fees for such quarter, to the extent earned and payable by ARCC in such quarter (collectively, the "Transaction Support").

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The Transaction Support is conditioned upon completion of the ARCC-ACAS Transaction. While there can be no assurances as to the exact timing, or that the ARCC-ACAS Transaction will be completed at all, the ARCC-ACAS Transaction is expected to be completed as early as the fourth quarter of 2016. The completion of the ARCC-ACAS Transaction is subject to certain conditions, including, among others, ACAS and ARCC shareholder approvals, required regulatory approvals, receipt of certain third party consents and other customary closing conditions.

Guarantees

On July 30, 2014, AM LLC agreed to provide credit support to a $75.0 million credit facility, (the “Guaranteed Facility”) entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation (NYSE: ACRE) with a national banking association. AM LLC is the parent entity to ACRE’s external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) in the event that AM LLC’s corporate credit rating is downgraded to below investment grade, among other things. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out‑of‑pocket costs and expenses in connection with the Guaranteed Facility. The Company’s maximum exposure to loss shall not exceed $75.0 million plus accrued interest. The fair value of this guarantee recorded as of June 30, 2016 and December 31, 2015 was $1.7 million, and is included within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. There was no outstanding balance under the Guaranteed Facility as of June 30, 2016.  The total outstanding balance under the Guaranteed Facility was $66.2 million as of December 31, 2015. This guarantee was extended and is currently scheduled to expire on September 30, 2016. The Company believes the likelihood of default by the subsidiary of ACRE to be remote.

 In connection with the acquisition of Energy Investors Funds (“EIF”), contingent consideration is payable to EIF’s former membership interest holders if certain funds and co-investment vehicles meet certain revenue and fee paying commitment targets. The fair value of the liability for contingent consideration is subject to change until the liability is settled with the related impact recorded to our Condensed Consolidated Statements of Operations within other income (expense), net. As of June 30, 2016 and December 31, 2015, the estimated fair value of the contingent consideration liability was $38.2  million and $38.1 million, respectively.

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

At June 30, 2016 and December 31, 2015, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $356.5 million and $322.2 million, respectively, of which approximately $275.3 million and $247.9 million, respectively, is reimbursable to the Company by certain professionals. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2015, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of that date. Based on fair values of certain funds as of June 30, 2016, the Company has recorded a liability within due to affiliates associated with the contingent repayment obligation of $5.7 million, of which $3.4 million is recoverable from the Company’s senior professionals and other professionals who previously received performance

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

fees, and as such has been recorded within due from affiliates on the Company’s Condensed Consolidated Statements of Financial Condition.

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial condition or cash flows.

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

The Company also has entered into agreements with related parties to be reimbursed for providing administrative services, including ARCC, ACRE, Ares Dynamic Credit Allocation Fund, Inc. (“ARDC”), Ivy Hill Asset Management, L.P., European Senior Secured Loan Programme S.à.r.l. and ACF FinCo I L.P.

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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The Company considers its professionals and non‑consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of June 30,	As of December 31,
	2016	2015
Due from affiliates:
Management fees receivable from non-consolidated funds	$122,158	$112,405
Contingent obligations due from employees	3,451	—
Payments made on behalf of and amounts due from non-consolidated funds	40,430	32,577
Due from affiliates—Company	$166,039	$144,982
Amounts due from portfolio companies and non-consolidated funds	$10,125	$12,923
Due from affiliates—Consolidated Funds	$10,125	$12,923
Due to affiliates:
Management fee rebates payable to non-consolidated funds	$6,767	$6,679
Management fees paid in advance	3,539	1,738
Contingent obligations to non-consolidated funds	5,715	—
Payments made by non-consolidated funds on behalf of and amounts due from the Company	3,075	4,484
Due to affiliates—Company	$19,096	$12,901

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

11. INCOME TAXES

A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI and Domestic Holdings, as well as corporate subsidiaries of Ares Investments, which are U.S. corporations for tax purposes. Their income is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes is included in the Company’s tax provision. The Company’s tax provision also includes entity level income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company’s income tax expense (benefit) were $(4.4) million and $6.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three and six months ended June 30, 2016 and 2015, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

June 30, 2016, the Company’s U.S. federal income tax returns for the years 2012 through 2016 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2011 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

12. EARNINGS PER COMMON UNIT

Basic earnings per common unit is computed by dividing income available to common unitholders by the weighted‑average number of common units outstanding during the period. Diluted earnings per common unit is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three months ended June 30, 2016 and 2015, and the six months ended June 30, 2016, the treasury stock method was the more dilutive method for the unvested restricted units and no participating securities had rights to undistributed earnings. For the six months ended June 30, 2015, the two-class method was the more dilutive method for the unvested restricted units. The computation of diluted earnings per common unit for the three and six months ended June 30, 2016 and 2015 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Options	23,363,784	25,013,577	23,429,835	25,018,280
Restricted units	64,516	166	94,363	381
AOG units	132,350,586	132,436,444	132,366,701	132,427,727

The following table presents the computation of basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Ares Management, L.P.	$37,574	$12,086	$34,484	$30,542
Earnings distributed to participating securities (restricted units)	(180)	(99)	(408)	(409)
Preferred stock dividends	(4)	(4)	(8)	(7)
Net income available to common unitholders	$37,390	$11,983	$34,068	$30,126
Basic weighted-average common units	80,715,723	80,671,316	80,699,387	80,669,527
Basic earnings per common unit	$0.46	$0.15	$0.42	$0.37

Net income attributable to Ares Management, L.P.	$37,574	$12,086	$34,484	$30,542
Earnings distributed to participating securities (restricted units)	—	—	—	(409)
Preferred stock dividends	(4)	(4)	(8)	(7)
Net income available to common unitholders	$37,570	$12,082	$34,476	$30,126
Effect of dilutive units:
Restricted units	1,616,470	1,049,603	1,053,081	—
Diluted weighted-average common units	82,332,193	81,720,919	81,752,468	80,669,527
Diluted earnings per common unit	$0.46	$0.15	$0.42	$0.37

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

13. EQUITY COMPENSATION

 Ares Management, L.P. 2014 Equity Incentive Plan

In 2014, the Company adopted its Equity Incentive Plan, under which the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash. Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets and increases on January 1 each year. Accordingly, on January 1, 2016, the total number of units available for issuance under the Equity Incentive Plan increased to 31,962,710 units. During the six months ended June 30, 2016, a total of 731,499 units and unit options, net of forfeitures and vesting, were issued and 31,231,211 units remain available to be issued as of June 30, 2016.

Equity‑based compensation expense, net of forfeitures is included in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted units	$4,686	$3,465	$9,449	$6,910
Options	4,547	3,876	8,460	7,729
Phantom units	305	457	801	1,080
Equity-based compensation expense	$9,538	$7,798	$18,710	$15,719

No options or phantom units were granted in the six months ended June 30, 2016.

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

The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Distribution Equivalent”). For the three and six months ended June 30, 2016, Distribution Equivalents were made to the holders of restricted units in the amount of $0.9 million and $2.1 million, respectively, which are presented as distributions within the Condensed Consolidated Statements of Changes in Equity until forfeited, at which time the cumulative payments are reclassified to compensation and benefits expense.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents unvested restricted units’ activity during the six months ended June 30, 2016 and 2015:

	2016		2015
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Restricted Units	Value Per Unit	Restricted Units	Value Per Unit
Balance - January 1	4,657,761	$18.01	4,776,053	$18.08
Granted	1,822,623	11.32	171,444	17.27
Vested	(24,368)	16.77	(8,463)	18.49
Forfeited	(348,125)	17.23	(170,352)	18.05
Balance - June 30	6,107,891	$16.08	4,768,682	$18.06

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $61.3 million as of June 30, 2016 and is expected to be recognized over the remaining weighted average period of 2.99 years.

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

14. SEGMENT REPORTING

The Company operates through its distinct operating segments. In 2016, the Company revised its reportable segments by combining two of its segments into a single segment to reflect a change in how the Company is managed. The previously disclosed Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made to more effectively manage the Company’s broad array of credit products and to better position the Credit Group to capitalize on future growth opportunities. The Company has presented its reportable segments for the three and six months ended June 30, 2015 in conformity with the three and six months ended June 30, 2016 presentation.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The Company’s three revised operating segments are:

•

Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $62.1 billion of assets under management and approximately 133 funds as of June 30, 2016. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, special situations, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalize on opportunities across traded corporate credit.  It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy (formerly known as the bank loan strategy) focuses on liquid, traded non-investment grade secured loans to corporate issuers.  The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure.  The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios. The structured credit strategy (formerly known as the asset-backed strategy) invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments comprised of diversified portfolios of consumer and commercial assets.  The Company is one of the largest self-originating direct lenders to the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which we believe are increasingly underserved by traditional lenders.  The Credit Group conducts its U.S. corporate lending activities primarily through ARCC, the largest business development company as of March 31, 2016, by both market capitalization and total assets.  In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.

•

Private Equity Group:  The Company’s Private Equity Group has approximately $23.0 billion of assets under management as of June 30, 2016, broadly categorizing its investment strategies as corporate private equity and U.S. power and energy infrastructure.  The group manages five corporate private equity commingled funds focused on North America and Europe, one commingled China growth fund, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure as of June 30, 2016. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The China growth capital strategy focuses on privately negotiated, minority growth equity investments in China in companies that operate in industries the Company believes will be the primary drivers of China’s economic growth over the next decade. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation.

•

Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.1 billion of assets under management across approximately 48 funds as of June 30, 2016.  Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing property types across the U.S. and Western Europe.  The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major property types in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.

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

Economic net income (“ENI”), a non-GAAP measure, is an operating metric used by management to evaluate total operating performance, a decision tool for deployment of resources, and an assessment of the performance of our business segments.  ENI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) placement fees and underwriting costs (e) the effects of changes arising from corporate actions, and (f) certain other items that we believe are not indicative of our total operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers and acquisitions and capital transactions, and expenses incurred in connection with corporate reorganization.

Fee related earnings (“FRE”), a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees,  is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative our performance.

Performance related earnings (“PRE”) , a non-GAAP measure, is used to assess our investment performance net of performance fee compensation. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income earned from our Consolidated Funds and non-consolidated funds.

Distributable earnings (“DE”), a non-GAAP measure, is an operating metric that assesses our performance without the effects of our consolidated funds and the impact of unrealized income and expenses, which generally fluctuate with fair value changes. Among other things, this metric also is used to assist in determining amounts potentially available for distribution. However, the declaration, payment, and determination of the amount of distributions to unitholders, if any, is at the sole discretion of our Board of Directors, which may change our distribution policy at any time. Distributable earnings is calculated as the sum of Fee Related Earnings, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is typically presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, and equity compensation expense. DE is presented prior to the effect of income taxes, unless otherwise noted.

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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2016:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $28,999)	$110,770	$35,612	$16,230	$162,612	$—	$162,612
Other fees(1)	550	334	435	1,319	—	1,319
Compensation and benefits	(45,479)	(13,191)	(10,165)	(68,835)	(28,218)	(97,053)
General, administrative and other expenses	(6,609)	(2,925)	(2,399)	(11,933)	(15,380)	(27,313)
Fee related earnings	59,232	19,830	4,101	83,163	(43,598)	39,565
Performance fees—realized	16,024	62,779	2,801	81,604	—	81,604
Performance fees—unrealized	16,603	105,450	1,261	123,314	—	123,314
Performance fee compensation—realized	(754)	(50,224)	(53)	(51,031)	—	(51,031)
Performance fee compensation—unrealized	(14,755)	(84,337)	(1,773)	(100,865)	—	(100,865)
Net performance fees	17,118	33,668	2,236	53,022	—	53,022
Investment income (loss)—realized	123	3,003	695	3,821	(31)	3,790
Investment income (loss)—unrealized	7,032	420	(1,067)	6,385	(11,904)	(5,519)
Interest and other investment income	8,098	8,206	36	16,340	(19)	16,321
Interest expense	(2,450)	(1,397)	(272)	(4,119)	(709)	(4,828)
Net investment income (loss)	12,803	10,232	(608)	22,427	(12,663)	9,764
Performance related earnings	29,921	43,900	1,628	75,449	(12,663)	62,786
Economic net income	$89,153	$63,730	$5,729	$158,612	$(56,261)	$102,351
Distributable earnings	$76,074	$41,130	$8,374	$125,578	$(48,758)	$76,820

(1) For the three months ending June 30, 2016, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds.  As a result, for the three months ended June 30, 2016,  $6.0 million and $0.5 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2015:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $29,250)	$108,180	$36,373	$15,934	$160,487	$—	$160,487
Other fees(1)	99	36	731	866	—	866
Compensation and benefits	(43,036)	(11,226)	(9,992)	(64,254)	(21,811)	(86,065)
General, administrative and other expenses	(6,825)	(3,200)	(3,709)	(13,734)	(15,067)	(28,801)
Fee related earnings	58,418	21,983	2,964	83,365	(36,878)	46,487
Performance fees—realized	40,081	18,878	102	59,061	—	59,061
Performance fees—unrealized	(26,175)	41,863	3,886	19,574	—	19,574
Performance fee compensation—realized	(22,617)	(15,102)	—	(37,719)	—	(37,719)
Performance fee compensation—unrealized	16,151	(33,795)	(1,181)	(18,825)	—	(18,825)
Net performance fees	7,440	11,844	2,807	22,091	—	22,091
Investment income (loss)—realized	5,903	3,105	255	9,263	—	9,263
Investment income (loss)—unrealized	(6,533)	2,085	953	(3,495)	—	(3,495)
Interest and other investment income	3,933	1,330	18	5,281	—	5,281
Interest expense	(1,736)	(1,658)	(260)	(3,654)	—	(3,654)
Net investment income (loss)	1,567	4,862	966	7,395	—	7,395
Performance related earnings	9,007	16,706	3,773	29,486	—	29,486
Economic net income	$67,425	$38,689	$6,737	$112,851	$(36,878)	$75,973
Distributable earnings	$81,605	$28,242	$2,090	$111,937	$(38,981)	$72,956

(1) For the three months ending June 30, 2015, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds.  As a result, for the three months ended June 30, 2015,

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

$5.3 million and $0.9 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2016:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $57,624)	$220,211	$72,094	$32,975	$325,280	$—	$325,280
Other fees(1)	659	674	693	2,026	—	2,026
Compensation and benefits	(89,393)	(25,358)	(20,879)	(135,630)	(57,208)	(192,838)
General, administrative and other expenses	(11,660)	(5,829)	(5,701)	(23,190)	(32,665)	(55,855)
Fee related earnings	119,817	41,581	7,088	168,486	(89,873)	78,613
Performance fees—realized	22,202	62,779	2,972	87,953	—	87,953
Performance fees—unrealized	(12,724)	93,307	5,383	85,966	—	85,966
Performance fee compensation—realized	(2,737)	(50,224)	(53)	(53,014)	—	(53,014)
Performance fee compensation—unrealized	1,850	(75,396)	(4,006)	(77,552)	—	(77,552)
Net performance fees	8,591	30,466	4,296	43,353	—	43,353
Investment income (loss)—realized	285	2,891	563	3,739	(88)	3,651
Investment income (loss)—unrealized	3,025	(7,325)	1,732	(2,568)	(11,519)	(14,087)
Interest and other investment income	15,677	8,115	928	24,720	(68)	24,652
Interest expense	(4,898)	(2,802)	(546)	(8,246)	(1,437)	(9,683)
Net investment income (loss)	14,089	879	2,677	17,645	(13,112)	4,533
Performance related earnings	22,680	31,345	6,973	60,998	(13,112)	47,886
Economic net income	$142,497	$72,926	$14,061	$229,484	$(102,985)	$126,499
Distributable earnings	$144,157	$60,735	$11,717	$216,609	$(98,508)	$118,101

(1) For the six months ending June 30, 2016, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds.  As a result, for the six months ended June 30, 2016, $11.8 million and $1.6 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2015:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $58,292)	$216,528	$72,962	$33,313	$322,803	$—	$322,803
Other fees(1)	197	49	1,585	1,831	—	1,831
Compensation and benefits	(85,601)	(23,547)	(20,123)	(129,271)	(45,445)	(174,716)
General, administrative and other expenses	(13,950)	(6,318)	(6,253)	(26,521)	(29,288)	(55,809)
Fee related earnings	117,174	43,146	8,522	168,842	(74,733)	94,109
Performance fees—realized	75,295	19,303	102	94,700	—	94,700
Performance fees—unrealized	(45,376)	129,194	4,206	88,024	—	88,024
Performance fee compensation—realized	(43,621)	(15,442)	—	(59,063)	—	(59,063)
Performance fee compensation—unrealized	30,682	(103,776)	(779)	(73,873)	—	(73,873)
Net performance fees	16,980	29,279	3,529	49,788	—	49,788
Investment income (loss)—realized	14,521	7,277	387	22,185	—	22,185
Investment income (loss)—unrealized	(9,902)	643	1,149	(8,110)	—	(8,110)
Interest and other investment income	2,407	5,815	47	8,269	—	8,269
Interest expense	(3,470)	(3,338)	(530)	(7,338)	—	(7,338)
Net investment income (loss)	3,556	10,397	1,053	15,006	—	15,006
Performance related earnings	20,536	39,676	4,582	64,794	—	64,794
Economic net income	$137,710	$82,822	$13,104	$233,636	$(74,733)	$158,903
Distributable earnings	$157,312	$55,328	$5,472	$218,112	$(77,861)	$140,251

(1) For the six months ending June 30, 2015, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds.  As a result, for the six months ended June 30, 2015, $10.5 million and $2.1 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment Revenues
Management fees (includes ARCC Part I Fees of $28,999, $57,624 and $29,250, $58,292 for the three and six months ended June 30, 2016 and 2015, respectively)	$162,612	$160,487	$325,280	$322,803
Other fees	1,319	866	2,026	1,831
Performance fees—realized	81,604	59,061	87,953	94,700
Performance fees—unrealized	123,314	19,574	85,966	88,024
Total segment revenues	$368,849	$239,988	$501,225	$507,358
Segment Expenses
Compensation and benefits	$68,835	$64,254	$135,630	$129,271
General, administrative and other expenses	11,933	13,734	23,190	26,521
Performance fee compensation—realized	51,031	37,719	53,014	59,063
Performance fee compensation—unrealized	100,865	18,825	77,552	73,873
Total segment expenses	$232,664	$134,532	$289,386	$288,728
Other Income (Expense)
Investment income (loss)—realized	$3,821	$9,263	3,739	22,185
Investment income (loss)—unrealized	6,385	(3,495)	(2,568)	(8,110)
Interest and other investment income	16,340	5,281	24,720	8,269
Interest expense	(4,119)	(3,654)	(8,246)	(7,338)
Total other income	$22,427	$7,395	$17,645	$15,006

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total segment revenue	$368,849	$239,988	$501,225	$507,358
Consolidated Fund revenue eliminated in consolidation	(4,842)	(2,972)	(7,453)	(5,831)
Other fees(1)	6,544	6,167	13,366	12,552
Performance fees reclass(2)	(1,016)	(2,019)	(1,588)	(3,010)
Total consolidated adjustments and reconciling items	686	1,176	4,325	3,711
Total consolidated revenue	$369,535	$241,164	$505,550	$511,069

(1)

Represents administrative fees that are presented in administrative and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)

Related to performance fees for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total segment expenses	$232,664	$134,532	$289,386	$288,728
Consolidated Fund expenses added in consolidation	5,288	7,614	11,267	22,973
Consolidated Fund expenses eliminated in consolidation	(4,589)	(4,005)	(10,341)	(8,691)
Other fees(1)	6,544	6,167	13,366	12,552
OMG expenses	43,598	36,878	89,873	74,733
Acquisition and merger-related expenses	85	3,526	353	5,750
Equity compensation expense	9,536	7,798	18,709	15,719
Placement fees and underwriting costs	1,754	1,462	2,684	4,507
Amortization of intangibles	7,121	16,646	14,384	27,538
Depreciation expense	1,934	1,951	3,792	3,223
Total consolidation adjustments and reconciling items	71,271	78,037	144,087	158,304
Total consolidated expenses	$303,935	$212,569	$433,473	$447,032

(1)

Represents administrative fees that are presented in administrative and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total other income	$22,427	$7,395	$17,645	$15,006
Consolidated Funds other income (expense) added in consolidation, net	7,168	22,667	(15,635)	20,084
Other income (expense) from Consolidated Funds eliminated in consolidation, net	(566)	(3,124)	11,673	1,875
OMG other expense	(12,663)	—	(13,112)	—
Performance fee reclass(1)	1,016	2,019	1,588	3,010
Other non-cash expense	24	(1)	(204)	(11)
Total consolidation adjustments and reconciling items	(5,021)	21,561	(15,690)	24,958
Total consolidated other income (expense)	$17,406	$28,956	$1,955	$39,964

(1)

Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI,  FRE,  PRE and DE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Economic net income
Income before taxes	$83,006	$57,551	$74,032	$104,001
Adjustments:
Amortization of intangibles	7,121	16,646	14,384	27,538
Depreciation expense	1,934	1,951	3,792	3,223
Equity compensation expenses	9,536	7,798	18,709	15,719
Acquisition and merger-related expenses	61	3,526	557	5,750
Placement fees and underwriting costs	1,754	1,462	2,684	4,507
OMG expenses, net	56,261	36,878	102,985	74,733
Other non-cash expense	—	1	—	11
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(1,061)	(12,962)	12,341	(1,846)
Total consolidation adjustments and reconciling items	75,606	55,300	155,452	129,635
Economic net income	158,612	112,851	229,484	233,636
Total performance fees income - realized	(81,604)	(59,061)	(87,953)	(94,700)
Total performance fees income - unrealized	(123,314)	(19,574)	(85,966)	(88,024)
Total performance fee compensation - realized	51,031	37,719	53,014	59,063
Total performance fee compensation - unrealized	100,865	18,825	77,552	73,873
Total investment income	(22,427)	(7,395)	(17,645)	(15,006)
Fee related earnings	83,163	83,365	168,486	168,842
Performance fees—realized	81,604	59,061	87,953	94,700
Performance fee compensation—realized	(51,031)	(37,719)	(53,014)	(59,063)
Investment and other income realized, net	14,657	10,890	18,828	23,116
Additional adjustments:
Dividend equivalent(1)	(552)	(717)	(1,236)	(1,401)
One-time acquisition costs(1)	(12)	253	(282)	(471)
Income tax expense(1)	(249)	(391)	(481)	(867)
Non-cash items	683	(253)	847	(409)
Placement fees and underwriting costs(1)	(1,747)	(1,463)	(2,685)	(4,507)
Depreciation and amortization(1)	(938)	(1,089)	(1,807)	(1,828)
Distributable earnings	$125,578	$111,937	$216,609	$218,112
Performance related earnings
Economic net income	$158,612	$112,851	$229,484	$233,636
Less: fee related earnings	(83,163)	(83,365)	(168,486)	(168,842)
Performance related earnings	$75,449	$29,486	$60,998	$64,794

(1)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

15. CONSOLIDATION

Investments in Consolidated Variable Interest Entities

The Company consolidates entities that the Company has a variable interest in, and as the general partner or investment manager, has both the power to direct the most significant activities and a potentially significant economic interest. Investments in the consolidated VIEs are reported at their carrying value, which approximates fair value, and represents the Company’s maximum exposure to loss.

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

The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs (excluding fixed arrangements) are as follows:

	As of June 30,	As of December 31,
	2016	2015
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$292,196	$284,169
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$152,829	$160,858
Assets of consolidated VIEs	$2,850,793	$2,759,981
Liabilities of consolidated VIEs	$2,388,228	$2,256,517

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$1,054	$12,629	$(10,925)	$1,515

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of June 30, 2016 and December 31, 2015 and results from operations for the three and six months ended June 30, 2016 and 2015.

	As of June 30, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$264,588	$—	$—	$264,588
Investments (includes fair value investments of $463,533)	637,366	—	(152,829)	484,537
Performance fees receivable	632,382	—	(6,318)	626,064
Due from affiliates	169,265	—	(3,226)	166,039
Intangible assets, net	70,568	—	—	70,568
Goodwill	143,855	—	—	143,855
Other assets	65,160	—	—	65,160
Assets of Consolidated Funds
Cash and cash equivalents		233,532	—	233,532
Investments, at fair value	—	2,529,173	—	2,529,173
Due from affiliates	—	10,125	—	10,125
Dividends and interest receivable	—	9,545	—	9,545
Receivable for securities sold	—	65,384	—	65,384
Other assets	—	3,034	—	3,034
Total assets	$1,983,184	$2,850,793	$(162,373)	$4,671,604
Liabilities
Accounts payable, accrued expenses and other liabilities	$104,617	$—	$—	$104,617
Accrued compensation	91,743	—	—	91,743
Due to affiliates	19,352	—	(256)	19,096
Performance fee compensation payable	480,979	—	—	480,979
Debt obligations	279,430	—	—	279,430
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	6,628	—	—	6,628
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	10,741	—	10,741
Due to affiliates	—	5,598	(5,598)	—
Payable for securities purchased	—	162,898	—	162,898
CLO loan obligations	—	2,196,507	(28,161)	2,168,346
Fund borrowings	—	12,484	—	12,484
Total liabilities	1,002,749	2,388,228	(34,015)	3,356,962
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,521	—	—	23,521
Preferred equity (12,400,000 units issued and outstanding at June 30, 2016)	298,971	—	—	298,971
Non-controlling interest in Consolidated Funds	—	462,565	(128,358)	334,207
Non-controlling interest in Ares Operating Group entities	397,640	—	—	397,640
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,791,108 units issued and outstanding)	268,835	—	—	268,835
Accumulated other comprehensive loss	(8,532)	—	—	(8,532)
Total controlling interest in Ares Management, L.P	260,303	—	—	260,303
Total equity	956,914	462,565	(128,358)	1,291,121
Total liabilities, redeemable interests, non-controlling interests and equity	$1,983,184	$2,850,793	$(162,373)	$4,671,604

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
Non-controlling interest in Consolidated Funds:
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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended June 30, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $28,999)	$162,612	$—	$(4,091)	$158,521
Performance fees	203,902	—	(751)	203,151
Administrative and other fees	7,863	—	—	7,863
Total revenues	374,377	—	(4,842)	369,535
Expenses
Compensation and benefits	112,654	—	—	112,654
Performance fee compensation	151,896	—	—	151,896
General, administrative and other expense	38,686	—	—	38,686
Consolidated Fund expenses	—	5,288	(4,589)	699
Total expenses	303,236	5,288	(4,589)	303,935
Other income (expense)
Net interest and investment expense (net of interest expense of $4,828)	5,845	—	(852)	4,993
Other income, net	5,673	—	—	5,673
Net realized and unrealized loss on investments	(714)	—	(2,437)	(3,151)
Net interest and investment income of Consolidated Funds (net of interest expense of $18,607)	—	8,336	1,354	9,690
Net realized and unrealized loss on investments of Consolidated Funds	—	(1,168)	1,369	201
Total other income	10,804	7,168	(566)	17,406
Income before taxes	81,945	1,880	(819)	83,006
Income tax expense (benefit)	(4,441)	7	—	(4,434)
Net income	86,386	1,873	(819)	87,440
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	1,873	(819)	1,054
Less: Net income attributable to redeemable interests in Ares Operating Group entities	339	—	—	339
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	48,473	—	—	48,473
Net income attributable to Ares Management, L.P.	$37,574	$—	$—	$37,574

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended June 30, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $29,250)	$160,487	$—	$(3,898)	$156,589
Performance fees	76,616	—	1,033	77,649
Administrative and other fees	7,033	—	(107)	6,926
Total revenues	244,136	—	(2,972)	241,164
Expenses
Compensation and benefits	99,085	—	—	99,085
Performance fee compensation	56,544	—	—	56,544
General, administrative and other expense	53,331	—	—	53,331
Consolidated Fund expenses	—	7,614	(4,005)	3,609
Total expenses	208,960	7,614	(4,005)	212,569
Other income (expense)
Net interest and investment income (net of interest expense of $3,654)	3,615	—	(969)	2,646
Other income (expense), net	(1,991)	—	298	(1,693)
Net realized and unrealized gain on investments	7,789	—	(2,909)	4,880
Net interest and investment income of Consolidated Funds (net of interest expense of $19,043)	—	11,743	894	12,637
Net realized and unrealized gain (loss) on investments of Consolidated Funds	—	10,924	(438)	10,486
Total other income	9,413	22,667	(3,124)	28,956
Income before taxes	44,589	15,053	(2,091)	57,551
Income tax expense	5,770	333	—	6,103
Net income	38,819	14,720	(2,091)	51,448
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	14,720	(2,091)	12,629
Less: Net income attributable to redeemable interests in Ares Operating Group entities	185	—	—	185
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	26,548	—	—	26,548
Net income attributable to Ares Management, L.P.	$12,086	$—	$—	$12,086

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Six Months Ended June 30, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $57,624)	$325,280	$—	$(8,326)	$316,954
Performance fees	172,331	—	873	173,204
Administrative and other fees	15,392	—	—	15,392
Total revenues	513,003	—	(7,453)	505,550
Expenses
Compensation and benefits	223,333	—	—	223,333
Performance fee compensation	130,566	—	—	130,566
General, administrative and other expense	78,648	—	—	78,648
Consolidated Fund expenses	—	11,267	(10,341)	926
Total expenses	432,547	11,267	(10,341)	433,473
Other income (expense)
Net interest and investment income (net of interest expense of $9,683)	3,852	—	(2,218)	1,634
Other income, net	10,914	—	—	10,914
Net realized and unrealized gain (loss) on investments	(8,849)	—	10,840	1,991
Net interest and investment income of Consolidated Funds (net of interest expense of $41,056)	—	13,610	3,412	17,022
Net realized and unrealized loss on investments of Consolidated Funds	—	(29,245)	(361)	(29,606)
Total other income (loss)	5,917	(15,635)	11,673	1,955
Income (loss) before taxes	86,373	(26,902)	14,561	74,032
Income tax expense (benefit)	1,647	(1,416)	—	231
Net income (loss)	84,726	(25,486)	14,561	73,801
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(25,486)	14,561	(10,925)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	349	—	—	349
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	49,893	—	—	49,893
Net income attributable to Ares Management, L.P.	$34,484	$—	$—	$34,484

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Six Months Ended June 30, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $58,292)	$322,803	$—	$(7,513)	$315,290
Performance fees	179,714	—	2,860	182,574
Administrative and other fees	14,383	—	(1,178)	13,205
Total revenues	516,900	—	(5,831)	511,069
Expenses
Compensation and benefits	200,936	—	—	200,936
Performance fee compensation	132,936	—	—	132,936
General, administrative and other expense	98,878	—	—	98,878
Consolidated Fund expenses	—	22,973	(8,691)	14,282
Total expenses	432,750	22,973	(8,691)	447,032
Other income (expense)
Net interest and investment income (net of interest expense of $7,338)	5,964	—	(1,905)	4,059
Other income (expense), net	(5,044)	—	1,476	(3,568)
Net realized and unrealized gain on investments	17,085	—	2,634	19,719
Net interest and investment income of Consolidated Funds (net of interest expense of $36,144)	—	17,957	3,585	21,542
Net realized and unrealized gain on investments of Consolidated Funds	—	2,127	(3,915)	(1,788)
Total other income	18,005	20,084	1,875	39,964
Income (loss) before taxes	102,155	(2,889)	4,735	104,001
Income tax expense	9,831	331	—	10,162
Net income (loss)	92,324	(3,220)	4,735	93,839
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(3,220)	4,735	1,515
Less: Net income attributable to redeemable interests in Ares Operating Group entities	428	—	—	428
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	61,354	—	—	61,354
Net income attributable to Ares Management, L.P.	$30,542	$—	$—	$30,542

16. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2016 through the date the condensed consolidated financial statements were issued.  During this period, the Company had the following material subsequent events that require disclosure:

In August 2016, the Company declared a quarterly distribution of $0.28 per common unit to common unit holders of record at the close of business on August 23, 2016, payable on September 6, 2016.

In August 2016, the Company declared a quarterly distribution of $0.544444 per preferred equity unit to preferred equity unit holders of record at the close of business on September 15, 2016, payable on September 30, 2016.

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

Our Business

We are a leading global alternative asset manager that operates through distinct but complementary investment groups, which are our reportable segments. In 2016, we revised our reportable segments by combining two of our segments into a single segment to reflect a change in how we manage our operations. The previously disclosed Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made in order to manage our broad array of credit products in a more effective manner and to better position the Credit Group to capitalize on future growth opportunities. We have presented our reportable segments for the three and six months ended June 30, 2015 to conform to the three and six months ended June 30, 2016 presentation.

Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in the funds’ applicable investment management or partnership agreements and represent either an incentive fee or carried interest. Other income (expense) represents the investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from the investments of the Company and the Consolidated Funds, as well as interest expense. Administrative expense reimbursements are administrative services that we provide to certain of our affiliated funds that are reported within administrative and other fees for GAAP reporting but are presented net of respective expenses for segment reporting. In accordance with GAAP, we are required to consolidate those funds in which we hold a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, other income, as well as realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, net of administrative fees, general, administrative and other expenses, net of administrative fees, as well as realized and unrealized performance fee compensation.

Trends Affecting Our Business

We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, as approximately 52% of our assets under management (“AUM”) were in funds with a contractual life of seven years or more as of June 30, 2016, our funds have a stable base of committed capital which enables us to invest in assets with a long term focus over different points in a market cycle and take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

The broad-based rally that began in mid-February continued through the second quarter of 2016 as capital markets generally benefited from ongoing accommodative central bank policies, rising commodity prices and a robust technical environment. Despite weak domestic economic data and market volatility following the vote by referendum in the United Kingdom in late June  to exit the European Union (“Brexit”), the leveraged finance market recouped much of the post-Brexit-vote price losses in the final days of the quarter. Throughout the quarter, the low -- and, in some regions, negative -- yield environment prompted investors up the risk spectrum, supporting non-investment grade credit asset prices partly through retail fund inflows. High yield bonds posted strong returns during the second quarter of 2016, with the BofA Merrill Lynch U.S. High Yield Master II Index (“H0A0”) increasing 5.88%, extending the index’s total return since mid-February (when oil prices bottomed) to 15.30%. Leveraged loans fared similarly, with the Credit Suisse Leveraged Loan Index (“CSLLI”) increasing 2.86% during the second quarter of 2016 due to generally favorable technical conditions. For the year-to-date period through June 30, the H0A0 and CSLLI returned 9.32% and 4.23%, respectively, versus returns of 2.49% and 2.87% for the same period last year. After dropping more than 5.0% in the two trading sessions following the announcement of the Brexit vote, the S&P 500 recovered and ended the quarter solidly in positive territory, returning 2.46%. The equity markets have seen more balanced performance, as concern over decelerating economic growth and declining corporate earnings growth partly offset the general move toward risk assets. On a year-to-date basis, equities lagged credit with a return of 3.84% through June 30.

The June 23, 2016 Brexit vote was the focus of the European markets during the second quarter of 2016, particularly as poll results suggested an increasingly tight margin in the days and weeks preceding the vote. The result was generally unexpected, and prompted geo-political uncertainty and foreign currency fluctuations in the UK and Europe, as well as volatility within the global financial markets. As a result, European credit indices posted negative returns in June, but still ended the quarter in positive territory as the accommodative monetary posture by the European Central Bank (“ECB”) continues to act as an overriding support mechanism.  The Merrill Lynch European High Yield Index increased 1.73% and the Credit Suisse Western European Leveraged Loan Index was up 1.78% for the quarter, contributing to year-to-date returns of 3.53% and 2.90%, respectively. Looking forward, uncertainty persists as a result of a number of factors: low growth across several larger economies in Europe, the timing and process by which the U.K. will negotiate its exit from the E.U., including the terms of its ongoing trading and political relationship with the E.U., and speculation that other members of the E.U. might opt to assert greater distance from it.  In the short term, we expect uncertainty and market volatility in both credit and equities to remain elevated for the second half of 2016 and potentially beyond.

For Ares’ businesses, these markets and economies have created opportunities, particularly for the Credit Group’s direct lending, liquid alternative credit and special situations strategies, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables the Credit Group to reduce risk and enhance returns as market conditions shift. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Credit Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 79% of the debt assets within our Credit Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury curve.

See “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2015 and Item 1A. herein, for a discussion of the risks to which our businesses are subject.

Consolidation and Deconsolidation of Ares Funds

Pursuant to GAAP, we consolidate our Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 3.6% of our AUM as of June 30, 2016, 2.6% of our management fees and 0.5% of our performance fees for the six months ended June 30, 2016. As of June 30, 2016, we consolidated five CLOs and nine non‑CLOs, and as of June 30, 2015, we consolidated five CLOs and seven non‑CLOs.

We generally deconsolidate CLOs upon liquidation or dissolution at the end of their finite lives. In contrast, the other funds we advise are deconsolidated when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2016, there were no entities liquidated or dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non‑recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross‑up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as non‑controlling interests in the Consolidated Funds, and prior to December 31, 2015 as equity appropriated for our Consolidated Funds in our condensed consolidated financial statements.

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

Assets Under Management

Assets under management refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:

•	net asset value (“NAV”) of such funds;
•	the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions); and
•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

NAV refers to the fair value of all the assets of a fund less the fair value of all liabilities of the fund.

For our funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.

The tables below provide the period‑to‑period rollforward of our total AUM by segment for the three months ended June 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2016	$ 60,048	$ 23,276	$ 10,183	$ 93,507
Net New Par/ Equity Commitments	2,639	35	400	3,074
Net New Debt Commitments	1,242	-	100	1,342
Distributions	(2,078)	(806)	(562)	(3,446)
Change in Fund Value	251	532	3	786
Balance at 6/30/2016	$ 62,102	$ 23,037	$ 10,124	$ 95,263
Average AUM	$ 61,076	$ 23,157	$ 10,155	$ 94,388

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2015	$ 62,070	$ 14,823	$ 10,033	$ 86,926
Net New Par/ Equity Commitments	1,500	20	159	1,679
Net New Debt Commitments	1,025	-	(50)	975
Distributions	(2,375)	(512)	(443)	(3,330)
Change in Fund Value	644	377	251	1,272
Balance at 6/30/2015	$ 62,864	$ 14,708	$ 9,950	$ 87,522
Average AUM	$ 62,469	$ 14,766	$ 9,992	$ 87,227

The tables below provide the period‑to‑period rollforward of our total AUM by segment for the six months ended June 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2015	$ 62,249	$ 21,115	$ 10,268	$ 93,632
Net New Par/ Equity Commitments	3,125	2,154	514	5,793
Net New Debt Commitments	1,542	-	100	1,642
Distributions	(5,681)	(823)	(868)	(7,372)
Change in Fund Value	867	591	110	1,568
Balance at 6/30/2016	$ 62,102	$ 23,037	$ 10,124	$ 95,263
Average AUM	$ 62,177	$ 22,077	$ 10,197	$ 94,451

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2014	$ 61,051	$ 10,135	$ 10,575	$ 81,761
Acquisitions	-	4,581	-	4,581
Net New Par/ Equity Commitments	3,310	20	90	3,420
Net New Debt Commitments	2,250	-	(50)	2,200
Distributions	(3,577)	(885)	(892)	(5,354)
Change in Fund Value	(170)	857	227	914
Balance at 6/30/2015	$ 62,864	$ 14,708	$ 9,950	$ 87,522
Average AUM	$ 61,960	$ 12,422	$ 10,264	$ 84,646

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

As of June 30, 2016 and 2015, our uninvested AUM, which we refer to as dry powder, was $24.3 billion and $18.3 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.

Fee Paying And Fee Earning Assets Under Management

In the current period we began tracking and presenting FPAUM, which is a different metric from FEAUM. The primary difference is that FPAUM reflects only the AUM that directly pays fees. Except for the Credit Group,  FEAUM and FPAUM are generally the same number. Specifically, within U.S. Direct Lending, fee earning AUM includes the AUM of the Senior Secured Loan Program (the “SSLP”), a program co‑managed by a subsidiary of Ares through which ARCC has co‑invested with affiliates of General Electric Company (“GE”), and from Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and a registered investment adviser, on which we indirectly generate fees, in each case calculated in accordance with the approach described below. In August 2015, GE completed the sale of certain of its assets, excluding its interest in the SSLP, to Canada Pension Plan Investment Board (“CPPIB”). Prior to closing the sale to CPPIB, GE had announced its intention to provide ARCC and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GE has also stated that if a mutual agreement between ARCC and CPPIB is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. ARCC has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions, and there can be no assurance that such discussions will continue or any such agreement will be reached. In addition to discussions with CPPIB and GE, ARCC is also exploring other options with respect to the SSLP’s portfolio, although there can be no assurance that ARCC will pursue any of them.

In December 2015, ARCC established a co-investment program with Varagon Capital Partners (“Varagon”) whereby Varagon agreed to make available an aggregate of $2.9 billion of capital to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. The co-investment program is called the Senior Direct Lending Program (the  “SDLP”) and began funding loans in the third quarter of 2016.

The following components generally comprise our FPAUM (for funds with respect to which we earn management fees directly) and FEAUM (for funds with respect to which we earn management fees both directly and indirectly):

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

The tables below provide the period‑to‑period rollforwards of our total FPAUM and FEAUM by segment for the three months ended June 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
Fee paying AUM Balance at 3/31/2016	$ 40,498	$ 11,115	$ 6,675	$ 58,288
Commitments	1,060	-	59	1,119
Subscriptions/deployment/increase in leverage	994	23	233	1,250
Distributions	(1,356)	(46)	(228)	(1,630)
Change in Fund Value	234	(58)	(81)	95
Change in Fee Basis	-	(25)	(14)	(39)
Fee paying AUM Balance at 6/30/2016	$ 41,430	$ 11,009	$ 6,644	$ 59,083
Average fee paying AUM	$ 40,964	$ 11,063	$ 6,660	$ 58,687
Indirect Fee Earning AUM:
Balance at 3/31/2016	$ 8,284	$ -	$ -	$ 8,284
Subscriptions/deployment/increase in leverage	14	-	-	14
Distributions	(549)	-	-	(549)
Change in Fund Value	(7)	-	-	(7)
Fee earning AUM Balance at 6/30/2016	$ 49,172	$ 11,009	$ 6,644	$ 66,825
Average fee earning AUM	$ 48,978	$ 11,063	$ 6,660	$ 66,701

	Credit Group	Private Equity Group	Real Estate Group	Total
Fee paying AUM Balance at 3/31/2015	$ 38,460	$ 11,107	$ 5,980	$ 55,547
Commitments	413	-	23	436
Subscriptions/deployment/increase in leverage	1,339	6	264	1,609
Distributions	(1,233)	(161)	(262)	(1,656)
Change in Fund Value	200	-	16	216
Change in Fee Basis	(219)	(105)	(277)	(601)
Fee paying AUM Balance at 6/30/2015	$ 38,960	$ 10,847	$ 5,744	$ 55,551
Average fee paying AUM	$ 38,710	$ 10,978	$ 5,863	$ 55,551
Indirect Fee Earning AUM:
Balance at 3/31/2015	$ 10,117	$ -	$ -	$ 10,117
Subscriptions/deployment/increase in leverage	445	-	-	445
Distributions	(115)	-	-	(115)
Change in Fund Value	22	-	-	22
Change in Fee Basis	(12)	-	-	(12)
Fee earning AUM Balance at 6/30/2015	$ 49,417	$ 10,847	$ 5,744	$ 66,008
Average fee earning AUM	$ 48,999	$ 10,978	$ 5,863	$ 65,840

The tables below provide the period‑to‑period rollforwards of our total FPAUM and FEAUM by segment for the six months ended June 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
Fee paying AUM Balance at 12/31/2015	$ 40,976	$ 11,411	$ 6,757	$ 59,144
Commitments	1,271	-	173	1,444
Subscriptions/deployment/increase in leverage	1,826	26	266	2,118
Distributions	(3,096)	(46)	(388)	(3,530)
Change in Fund Value	513	(80)	(41)	392
Change in Fee Basis	(60)	(302)	(123)	(485)
Fee paying AUM Balance at 6/30/2016	$ 41,430	$ 11,009	$ 6,644	$ 59,083
Average fee paying AUM	$ 41,203	$ 11,211	$ 6,701	$ 59,115
Indirect Fee Earning AUM:
Balance at 12/31/2015	$ 9,129	$ -	$ -	$ 9,129
Subscriptions/deployment/increase in leverage	115	-	-	115
Distributions	(1,502)	-	-	(1,502)
Change in Fund Value	3	-	-	3
Change in Fee Basis	(3)	-	-	(3)
Fee earning AUM Balance at 6/30/2016	$ 49,172	$ 11,009	$ 6,644	$ 66,825
Average fee earning AUM	$ 49,640	$ 11,211	$ 6,701	$ 67,552

	Credit Group	Private Equity Group	Real Estate Group	Total
Fee paying AUM Balance at 12/31/2014	$ 37,804	$ 7,172	$ 6,118	$ 51,094
Acquisitions	-	4,046	-	4,046
Commitments	1,219	-	188	1,407
Subscriptions/deployment/increase in leverage	2,534	75	339	2,948
Distributions	(2,588)	(339)	(412)	(3,339)
Change in Fund Value	248	(2)	(50)	196
Change in Fee Basis	(257)	(105)	(439)	(801)
Fee paying AUM Balance at 6/30/2015	$ 38,960	$ 10,847	$ 5,744	$ 55,551
Average fee paying AUM	$ 38,382	$ 9,010	$ 5,932	$ 53,324
Indirect Fee Earning AUM:
Balance at 12/31/2014	$ 10,264	$ -	$ -	$ 10,264
Commitments	202	-	-	202
Subscriptions/deployment/increase in leverage	453	-	-	453
Distributions	(502)	-	-	(502)
Change in Fund Value	52	-	-	52
Change in Fee Basis	(12)	-	-	(12)
Fee earning AUM Balance at 6/30/2015	$ 49,417	$ 10,847	$ 5,744	$ 66,008
Average fee earning AUM	$ 48,744	$ 9,010	$ 5,932	$ 63,686

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM and FEAUM for each of the periods presented.

The table below breaks out FPAUM and FEAUM of the Consolidated Segments by its respective components as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$9,592	$8,664
Fee paying AUM based on invested capital	13,859	11,880
Fee paying AUM based on market value/other	22,889	22,601
Fee paying AUM based on collateral balances, at par	12,743	12,406
Total fee paying AUM	59,083	55,551
Indirect fee earning AUM	7,742	10,457
Total fee earning AUM	$66,825	$66,008

The reconciliation of our total AUM to our total FEAUM and FPAUM as of June 30, 2016 and 2015 is presented below:

	As of June 30,
	2016	2015
	(Dollars in millions)
AUM	$95,263	$87,522
Non fee paying debt	(4,288)	(6,326)
General partner and affiliates	(1,482)	(1,236)
Undeployed	(9,555)	(10,101)
Market value/other	(3,783)	(2,845)
Fees not activated	(8,110)	—
Fees deactivated	(1,220)	(1,006)
Fee earning AUM	66,825	66,008
Indirect fee earning AUM	(7,742)	(10,457)
Fee paying AUM	$59,083	$55,551

Fund Performance Metrics

Fund performance information for our investment funds that contributed at least 1% of our total management fees for the six months ended June 30, 2016, which we refer to as our “significant funds,” is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. In addition to management fees, each of our significant funds may generate incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance and is also not indicative of the future performance of any particular fund. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

Results of Operations

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2016 and 2015 presented in accordance with GAAP. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ rights, and the creation and termination of funds. We consolidate funds where we are deemed to hold a controlling financial interest. The consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds for the three and six months ended June 30, 2016 and 2015. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Favorable (Unfavorable)		June 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
(Dollars in thousands)

Revenues
Management fees (includes ARCC Part I Fees of $28,999, $57,624 and $29,250, $58,292 for the three and six months ended June 30, 2016 and 2015, respectively)	$158,521	$156,589	$ 1,932	1.2%	$316,954	$315,290	$ 1,664	0.5%
Performance fees	203,151	77,649	125,502	161.6%	173,204	182,574	(9,370)	(5.1%)
Administrative and other fees	7,863	6,926	937	13.5%	15,392	13,205	2,187	16.6%
Total revenues	369,535	241,164	128,371	53.2%	505,550	511,069	(5,519)	(1.1%)
Expenses
Compensation and benefits	112,654	99,085	(13,569)	(13.7%)	223,333	200,936	(22,397)	(11.1%)
Performance fee compensation	151,896	56,544	(95,352)	(168.6%)	130,566	132,936	2,370	1.8%
General, administrative and other expenses	38,686	53,331	14,645	27.5%	78,648	98,878	20,230	20.5%
Consolidated Funds’ expenses	699	3,609	2,910	80.6%	926	14,282	13,356	93.5%
Total expenses	303,935	212,569	(91,366)	(43.0%)	433,473	447,032	13,559	3.0%
Other income (expense)
Net interest and investment income (net of interest expense of $4,828, $9,683 and $3,654, $7,338 for the three and six months ended June 30, 2016 and 2015, respectively)	4,993	2,646	2,347	88.7%	1,634	4,059	(2,425)	(59.7%)
Other income (expense), net	5,673	(1,693)	7,366	NM	10,914	(3,568)	14,482	NM
Net realized and unrealized gain (loss) on investments	(3,151)	4,880	(8,031)	NM	1,991	19,719	(17,728)	(89.9%)
Net interest and investment income of the Consolidated Funds (net of interest expense of $18,607, $41,056 and $19,043, $36,144 for the three and six months ended June 30, 2016 and 2015, respectively)	9,690	12,637	(2,947)	(23.3%)	17,022	21,542	(4,520)	(21.0%)
Net realized and unrealized gain (loss) on investments of Consolidated Funds	201	10,486	(10,285)	(98.1%)	(29,606)	(1,788)	(27,818)	NM
Total other income	17,406	28,956	(11,550)	(39.9%)	1,955	39,964	(38,009)	(95.1%)
Income before taxes	83,006	57,551	25,455	44.2%	74,032	104,001	(29,969)	(28.8%)
Income tax expense (benefit)	(4,434)	6,103	10,537	NM	231	10,162	9,931	97.7%
Net income	87,440	51,448	35,992	70.0%	73,801	93,839	(20,038)	(21.4%)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	1,054	12,629	(11,575)	(91.7%)	(10,925)	1,515	(12,440)	NM
Less: Net income attributable to redeemable interests in Ares Operating Group entities	339	185	154	83.2%	349	428	(79)	(18.5%)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	48,473	26,548	21,925	82.6%	49,893	61,354	(11,461)	(18.7%)
Net income attributable to Ares Management, L.P.	$37,574	$12,086	25,488	210.9%	$34,484	$30,542	3,942	12.9%

NM – Not meaningful

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenues

Management Fees. Management fees increased by $1.9 million, or 1.2%, to $158.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $1.7 million, or 0.5%, to $317.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. For the three months and six months ended June 30, 2016, the launch of four new CLOs and 28 new funds subsequent to June 30, 2015 primarily contributed to the increase in management fees.

Partially offsetting the fee increase for the six months ended June 30, 2016 was our agreement to waive management fees on Ares Corporate Opportunities Fund II (“ACOF II”), effective January 1, 2016, in connection with an extension of the term for one year. In addition, certain Real Estate funds are no longer generating management fees subsequent to March 31, 2015. Further, other funds across our three segments, including our CLOs, had distributions and run-off, that partially reduced fees earned for the comparable six month period.

Performance Fees.    Performance fees increased by $125.5 million to $203.2 million for the three months ended June 30, 2016 compared to the prior year period. The increase in performance fees was attributable to increases in performance fees from the Private Equity Group, the Credit Group and the Real Estate Group of $106.7 million, $17.7 million and $1.1 million, respectively, during the three months ended June 30, 2016 as compared to the same period in 2015. The increase is primarily due to the appreciation of certain portfolio holdings within certain funds within each segment.

Performance fees decreased by $9.4 million to $173.2 million for the six months ended June 30, 2016 compared to the prior year period. The decrease in performance fees was attributable to a decrease in performance fees from the Credit Group of $23.4 million. The decrease in performance fees from our Credit Group was primarily attributable to the reversal of previously recognized unrealized increases in performance fees in certain funds due to modest declines in the valuations of certain portfolio holdings. This decrease was partially offset by increases in performance fees from the Private Equity Group and the Real Estate Group of $8.5 million and $5.5 million, respectively, during the six months ended June 30, 2016 when compared to the same period in 2015. The increases in performance fees for our Private Equity Group and Real Estate Group were primarily attributable to appreciation of certain underlying assets across a number of funds.

Administrative and other Fees.    Administrative fees and other income increased by $0.9 million, or 13.5%, to $7.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $2.2 million, or 16.6%, to $15.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in both periods were primarily due to an increase in administrative service fees associated with certain funds within the Credit Group, in line with the growth of the funds and for the comparative six month period, the recognition of agency fees and an increase in deal fees. These increases were partially offset by lower property management fees during the three and six months ended June 30, 2016 compared to the same periods in 2015.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased by $13.6 million, or 13.7%, to $112.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $22.4 million, or 11.1%, to $223.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase in incentive based compensation correlated to operating results, and salary and benefit expenses attributed to merit based increases and headcount increases. The increase for the six month period is also related to the increases in headcount related to the May 2015 acquisition of First Capital (“FCC”).

Performance Fee Compensation.    Performance fee compensation expenses increased by $95.4 million to $151.9 million for the three months ended June 30, 2016 from $56.5 million for the three months ended June 30, 2015 and decreased by $2.4 million to $130.6 million for the six months ended June 30, 2015. The changes in performance fee compensation expense directly correlate with changes in our performance fees, before giving effect to the performance fees from our Consolidated Funds that are eliminated upon consolidation.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $14.6 million, or 27.5%, to $38.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $20.2 million, or 20.5%, to $78.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decreases were driven primarily by acquisition related expenses of $3.4 million and $5.4 million in the three and six months ended June 30, 2015, respectively, that did not recur in the current periods. In addition, for the three and six months ended June 30, 2016, travel expenses decreased by $1.6 million and $1.4 million and intangible amortization decreased $9.5 million and $13.2 million, respectively as certain intangible assets became fully amortized when compared to prior year periods. The decreases in expenses were partially offset by increases in certain costs to support our platform expansion.

Expenses of our Consolidated Funds.  Expenses of Consolidated Funds decreased by $2.9 million, or 80.6%, to $0.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $13.4 million, or 93.5%, to $0.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The reduction of expenses for the three month period was mainly due to decrease in professional fee expenses within the Private Equity Group. In addition to a reduction in professional fee expenses, the change for the comparative six month periods was primarily due to $8.8 million of costs incurred to launch two funds that were consolidated during the first quarter of 2015 that are no longer consolidated in 2016.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.

Net Interest and Investment Income.  Net interest and investment income of the Company increased by $2.3 million to $5.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was driven by a partial sale and recapitalization of a portfolio company in the Private Equity Group resulting in  an increase of $7.1 million in dividends for the three months ended June 30, 2016 compared to June 30, 2015. This increase was partially offset by a $4.0 million dividend distributed in 2015 from investment within the Credit Group that did not recur in the current period and by a $1.2 million increase in interest expense due to a higher average outstanding balance of the Credit Facility when compared to the three months ended June 30, 2015.

Net interest and investment income of the Company decreased by $2.4 million to $1.6 million for the six months ended June 30, 2016 compared to the prior year period. The decrease was due primarily to a $2.3 million increase in interest expense due to a higher average outstanding balance of the Credit Facility when compared to the six months ended June 30, 2015.

Other Income (Expense), Net.  Net other income (expense) of the Company increased by $7.4 million from an expense of $1.7 million for the three months ended June 30, 2015 compared to income of $5.7 million for the three months ended June 30, 2016 and increased by $14.5 million from an expense of $3.6 million for the six months ended June 30, 2015 compared to income of $10.9 million for the six months ended June 30, 2016. The increases were primarily due to transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies.

Net Realized and Unrealized Gain (Loss) on Investments.  Net gain (loss) on investments of the Company decreased by $8.0 million from a gain of $4.9 million for the three months ended June 30, 2015 to a $3.2 million loss for the three months ended June 30, 2016 and decreased by $17.7 million to $2.0 million for the six months ended June 30, 2016. The decreases for both periods were primarily driven by a $14.1 million decrease of an equity method investment  of the Company due to the underlying performance of the asset. The loss was partially offset by a $7.8 million gain from the Company’s hedging instruments for the quarter ended June 301, 2016.

Net Interest and Investment Income of the Consolidated Funds.  Net interest and investment income of the Consolidated Funds decreased by $2.9 million to $9.7 million for the three months ended June 30, 2016 as compared to same period in 2015 and by $4.5 million to $17.0 million for the six months ended June 30, 2016 as compared to same period in 2015. The decreases were due mainly to CLOs that did not begin incurring interest expense until after the first quarter of 2015. Additionally, investment income decreased due to the liquidation of Ares Capital Europe I (“ACE I”)

in 2016.

Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds.  Net gain on investments of the Consolidated Funds decreased by $10.3 million to $0.2 million for the three months ended June 30, 2016 compared to the prior year quarter. The decrease was due to increases in net investment losses in the E.U. direct lending funds of $20.9 million driven by depreciation of certain portfolio holdings. This decrease was partially offset by  increases in net investment gain from CLOs and Credit Group funds of $8.3 million and $2.9 million, respectively, primarily resulting from net appreciation of the underlying assets.

Net loss on investments of the Consolidated Funds increased by $27.8 million to $29.6 million for the six months ended June 30, 2016, from $1.8 million for the six months ended June 30, 2015.  The increase in net investment losses was due to decreases of unrealized gains of $27.4 million within certain funds in the Private Equity Group,  mostly driven by reduction of the unrealized gains of certain portfolio holdings within the Ares Corporate Opportunities Fund Asia, L.P. (“ACOF Asia”) portfolio and CLOs of $9.2 million. These losses were partially offset by increases in net investment gain within the Credit Group funds and E.U. direct lending funds of $5.4 million and $3.4 million, respectively, primarily resulting from net appreciation of the underlying assets.

Income Tax Expense/Benefits.  Not all Company and Consolidated Fund entities are subject to income taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income (loss) and generally performance fess are not subject to income tax.

Income tax expense decreased by $10.5 million to a benefit of $4.4 million for the three months ended June 30, 2016 from an expense of $6.1 million for the three months ended June 30, 2015.  Income tax expense decreased by $9.9 million to $0.2 million for the six months ended June 30, 2016 from $10.2 million for the six months ended June 30, 2015.  The decrease was primarily attributable to the recognition of a deferred tax benefit resulting from an agreement between Ares Management, L.P. and a subsidiary whereby the subsidiary will remit cash for units awarded under its equity incentive plan, ultimately providing for a difference between taxable income and GAAP income that gives rise to a deferred tax asset.

Non-Controlling and Redeemable Interest. Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders.

Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities increased $22.1 million, from $26.7 million for the three months ended June 30, 2015 to $48.8 million for the three months June 30, 2016. Net income attributable to non-controlling and redeemable interest in Ares Operating Group entities decreased $11.5 million, from $61.8 million for the six months ended June 30, 2015 to $50.2 million for the six months ended June 30, 2016.  The fluctuation of net income attributable to non-controlling and redeemable interests in Ares Operation Group entities is consistent with the change in net income of the Company for those periods. The weighted average daily ownership for non-controlling and redeemable AOG unit holders was 62.12% and 62.15% for both three months and the six months ended June 30, 2016 and 2015, respectively.

Segment Analysis

For segment reporting purposes, revenues and expenses are presented on a basis that excludes the results of our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are typically greater than those presented on a consolidated basis in accordance with GAAP because revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses and the effects of other income (expense) are typically lower than related amounts presented on a consolidated basis in accordance with GAAP due to the elimination of the results of Consolidated Funds’ related expenses upon consolidation.

Discussed below are our results of operations for each of our three reportable segments. In addition to the three segments, we separately discuss the OMG. This information is used by management to make operating decisions, assess performance and allocate resources.

ENI and Other Measures

The following table sets forth FRE, PRE, ENI and DE on a segment basis and Stand Alone basis for the three and six months ended June 30, 2016 and 2015. FRE, PRE, ENI and DE are non‑GAAP financial measures management uses when making resource deployment decisions and in assessing performance of our segments. Please see “—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures” under “Operations Management Group”.

	Three Months Ended				Six Months Ended
	June 30,		Favorable (Unfavorable)		June 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$59,232	$58,418	$ 814	1.4%	$119,817	$117,174	$ 2,643	2.3%
Private Equity Group	19,830	21,983	(2,153)	(9.8%)	41,581	43,146	(1,565)	(3.6%)
Real Estate Group	4,101	2,964	1,137	38.4%	7,088	8,522	(1,434)	(16.8%)
Segment fee related earnings	83,163	83,365	(202)	(0.2%)	168,486	168,842	(356)	(0.2%)
Operations Management Group	(43,598)	(36,878)	(6,720)	(18.2%)	(89,873)	(74,733)	(15,140)	(20.3%)
Stand Alone Fee related earnings	$39,565	$46,487	(6,922)	(14.9%)	$78,613	$94,109	(15,496)	(16.5%)
Performance related earnings:
Credit Group	$29,921	$9,007	20,914	NM	$22,680	$20,536	2,144	10.4%
Private Equity Group	43,900	16,706	27,194	162.8%	31,345	39,676	(8,331)	(21.0%)
Real Estate Group	1,628	3,773	(2,145)	(56.9%)	6,973	4,582	2,391	52.2%
Segment performance related earnings	75,449	29,486	45,963	155.9%	60,998	64,794	(3,796)	(5.9%)
Operations Management Group	(12,663)	—	(12,663)	NM	(13,112)	—	(13,112)	NM
Stand Alone Performance related earnings	$62,786	$29,486	33,300	112.9%	$47,886	$64,794	(16,908)	(26.1%)
Economic net income:
Credit Group	$89,153	$67,425	21,728	32.2%	$142,497	$137,710	4,787	3.5%
Private Equity Group	63,730	38,689	25,041	64.7%	72,926	82,822	(9,896)	(11.9%)
Real Estate Group	5,729	6,737	(1,008)	(15.0%)	14,061	13,104	957	7.3%
Segment economic net income	158,612	112,851	45,761	40.5%	229,484	233,636	(4,152)	(1.8%)
Operations Management Group	(56,261)	(36,878)	(19,383)	(52.6%)	(102,985)	(74,733)	(28,252)	(37.8%)
Stand Alone Economic net income	$102,351	$75,973	26,378	34.7%	$126,499	$158,903	(32,404)	(20.4%)
Distributable earnings:
Credit Group	$76,074	$81,605	(5,531)	(6.8%)	$144,157	$157,312	(13,155)	(8.4%)
Private Equity Group	41,130	28,242	12,888	45.6%	60,735	55,328	5,407	9.8%
Real Estate Group	8,374	2,090	6,284	NM	11,717	5,472	6,245	114.1%
Segment distributable earnings	125,578	111,937	13,641	12.2%	216,609	218,112	(1,503)	(0.7%)
Operations Management Group	(48,758)	(38,981)	(9,777)	(25.1%)	(98,508)	(77,861)	(20,647)	(26.5%)
Stand Alone Distributable earnings	$76,820	$72,956	3,864	5.3%	$118,101	$140,251	(22,150)	(15.8%)

NM – Not meaningful

Results of Operations by Segment

Credit Group

The following table sets forth certain statement of operations and other data of our Credit Group segment for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Favorable (Unfavorable)		June 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $28,999, $57,624 and $29,250, $58,292 for the three and six months ended June 30, 2016 and 2015, respectively)	$110,770	$108,180	$ 2,590	2.4%	$220,211	$216,528	$ 3,683	1.7%
Other fees	550	99	451	NM	659	197	462	234.5%
Compensation and benefits	(45,479)	(43,036)	(2,443)	(5.7%)	(89,393)	(85,601)	(3,792)	(4.4%)
General, administrative and other expenses	(6,609)	(6,825)	216	3.2%	(11,660)	(13,950)	2,290	16.4%
Fee related earnings	59,232	58,418	814	1.4%	119,817	117,174	2,643	2.3%
Performance fees-realized	16,024	40,081	(24,057)	(60.0%)	22,202	75,295	(53,093)	(70.5%)
Performance fees-unrealized	16,603	(26,175)	42,778	NM	(12,724)	(45,376)	32,652	72.0%
Performance fee compensation-realized	(754)	(22,617)	21,863	96.7%	(2,737)	(43,621)	40,884	93.7%
Performance fee compensation-unrealized	(14,755)	16,151	(30,906)	NM	1,850	30,682	(28,832)	(94.0%)
Net performance fees	17,118	7,440	9,678	130.1%	8,591	16,980	(8,389)	(49.4%)
Investment income-realized	123	5,903	(5,780)	(97.9%)	285	14,521	(14,236)	(98.0%)
Investment income (loss)-unrealized	7,032	(6,533)	13,565	NM	3,025	(9,902)	12,927	130.5%
Interest and other investment income	8,098	3,933	4,165	105.9%	15,677	2,407	13,270	NM
Interest expense	(2,450)	(1,736)	(714)	(41.1%)	(4,898)	(3,470)	(1,428)	(41.2%)
Net investment income	12,803	1,567	11,236	NM	14,089	3,556	10,533	NM
Performance related earnings	29,921	9,007	20,914	232.2%	22,680	20,536	2,144	10.4%
Economic net income	$89,153	$67,425	21,728	32.2%	$142,497	$137,710	4,787	3.5%
Distributable earnings	$76,074	$81,605	(5,531)	(6.8%)	$144,157	$157,312	(13,155)	(8.4%)

NM – Not meaningful

Accrued performance fees for the Credit Group are comprised of the following:

	As of June 30,
	2016	2015
	(Dollars in thousands)
CLOs	$16,944	$44,098
CSF	—	31,924
ARCC	—	8,642
ACE II	29,249	17,952
Other credit funds	36,932	28,776
Total Credit Group	$83,125	$131,392

Net performance fees for the Credit Group are comprised of the following:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Q2 2014	Performance Fees	Performance Fees	Net	Performance Fees	Performance Fees	Net
	- Realized	- Unrealized	Performance Fees	- Realized	- Unrealized	Performance Fees
	(Dollars in thousands)
CLOs	$14,755	$(8,489)	$6,266	$2,707	$(148)	$2,559
CSF	—	13,736	13,736	30,000	(32,312)	(2,312)
ARCC	—	—	—	—	6,389	6,389
ACE II	—	1,704	1,704	1,916	6,963	8,879
Other credit funds	1,269	9,652	10,921	5,458	(7,067)	(1,609)
Total Credit Group	$16,024	$16,603	$32,627	$40,081	$(26,175)	$13,906

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Q2 2014	Performance Fees	Performance Fees	Net	Performance Fees	Performance Fees	Net
	- Realized	- Unrealized	Performance Fees	- Realized	- Unrealized	Performance Fees
	(Dollars in thousands)
CLOs	$17,651	$(9,868)	$7,783	$5,260	$2,623	$7,883
CSF	—	(15,790)	(15,790)	60,000	(62,416)	(2,416)
ARCC	—	—	—	(417)	8,642	8,225
ACE II	—	4,394	4,394	1,916	12,719	14,635
Other credit funds	4,551	8,540	13,091	8,536	(6,944)	1,592
Total Credit Group	$22,202	$(12,724)	$9,478	$75,295	$(45,376)	$29,919

The following tables present the components of the change in performance fees – unrealized for the Credit Group:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
Q2 2015	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$ (14,755)	$ 6,289	$ (23)	$ (8,489)	$ (2,707)	$ 3,082	$ (523)	$ (148)
CSF	-	13,736	-	13,736	(30,000)	-	(2,312)	(32,312)
ARCC	-	-	-	-	-	6,389	-	6,389
ACE II	-	1,704	-	1,704	(1,916)	8,879	-	6,963
Other credit funds	(1,269)	11,140	(219)	9,652	(5,458)	8,351	(9,960)	(7,067)
Total Credit Group	$ (16,024)	$ 32,869	$ (242)	$ 16,603	$ (40,081)	$ 26,701	$ (12,795)	$ (26,175)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
Q2 2015	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees -Unrealized
	(Dollars in thousands)
CLOs	$ (17,651)	$ 8,039	$ (256)	$ (9,868)	$ (5,260)	$ 8,003	$ (120)	$ 2,623
CSF	-	-	(15,790)	(15,790)	(60,000)	-	(2,416)	(62,416)
ARCC	-	-	-	-	417	8,225	-	8,642
ACE II	-	4,394	-	4,394	(1,916)	14,635	-	12,719
Other credit funds	(4,551)	15,983	(2,892)	8,540	(8,536)	10,486	(8,894)	(6,944)
Total Credit Group	$ (22,202)	$ 28,416	$ (18,938)	$ (12,724)	$ (75,295)	$ 41,349	$ (11,430)	$ (45,376)

Credit Group—Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Management Fees.  Total management fees increased by $2.6 million, or 2.4%, to $110.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and increased by $3.7 million, or 1.7%, to $220.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in management fees were primarily driven by four new CLOs and fifteen new funds launched subsequent to the second quarter of 2015. Compared to the prior periods, the new CLOs and funds generated combined management fees of $6.6 million and $11.3 million for the three and six months ended June 30, 2016, respectively. There was also an increase in ARCC fee-paying assets, which generated additional fees of $1.1 million and $1.6 million during the three and six months ended June 30, 2016, respectively. The increase was partially offset by (i) funds that had distributions subsequent to June 30, 2015, reducing management fees by $4.1 million and $6.9 million for the three and six months ended June 30, 2016, respectively, and (ii) fund liquidations subsequent to June 30, 2015 that reduced management fees by $1.0 million and $2.3 million for the three and six months ended June 30, 2016, respectively.

The effective management fee rate for our funds in the Credit Group decreased to 1.03% and 1.00% for the three and six months ended June 30, 2016, respectively, from 1.12% and 1.03% for the respective prior periods. ARCC Part I Fees contributed 0.27% and 0.26% towards the total effective fee rate of the Credit Group for the three and six months ended June 30, 2016, respectively, and contributed 0.30% and 0.28% towards the total effective fee rate of the Credit Group for the respective prior periods.  Several new separately managed accounts and CLOs, which generally generate lower fees, launched subsequent to June 30, 2015 and contributed to the decline of the effective management fee rate.

Net Performance Fees.  Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and unrealized performance fee compensation.

Net performance fees increased by $9.7 million, or 130.1%, to $17.1 million for the three months ended June 30, 2016 compared to the prior year period. This increase in performance fees is primarily due to increases in the valuations of certain portfolio holdings when compared to the comparative period in the prior year.

Net performance fees decreased by $8.4 million, or 49.4%, to $8.6 million for the six months ended June 30, 2016 compared to the prior year period. As presented in the table above, the decrease in net performance fees is attributable to certain funds’ gross returns exceeding their hurdle rates by narrower margins, and to a lesser extent, a reversal of unrealized performance fees in other funds due to modest declines in the valuations of portfolio holdings.

Compensation and Benefits. Compensation and benefits expenses increased by $2.4 million, or 5.7%, to $45.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $3.8 million, or 4.4%, to $89.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases for both periods are primarily due to an increase in incentive based compensation. Additional headcount related to the May 2015 FCC acquisition also contributed to the increases. Compensation and benefits represented 41.1% of management fees for the three months ended June 30, 2016 compared to 39.8% for the three months ended June 30, 2015, and 40.6% of management fees for the six months ended June 30, 2016 compared to 39.5% for the six months ended June 30, 2015.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.2 million, or 3.2%, to $6.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $2.3 million, or 16.4%, to $11.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decreases in the current year periods were primarily due to reduced office related expenses, and for the comparative six month periods, non-recurring expense credits of $0.8 million that were recorded in the six months ended June 30, 2016, also contributed to the decrease.

Net Investment Income (Loss).  Net investment income increased by $11.2 million to $12.8 million for the three months ended June 30, 2016 compared to the prior year period. The increase was primarily driven by improvements  in the credit markets that resulted in unrealized market appreciation of $10.1 million for the syndicated loan, credit opportunities, special situation, and U.S. direct lending funds. This increase was partially offset by decreasing loan valuations within our E.U. direct lending funds of $1.1 million. Additionally, interest expense increased by $0.7 million due to  a greater average outstanding balance under the Credit Facility for the three months ended June 30, 2016 compared to the prior year period.

Net investment income increased by $10.5 million to $14.1 million for the six months ended June 30, 2016 compared to the prior year period. The increase for the six month period was primarily driven by transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies of $10.9 million, which included in interest and other investment income, and by unrealized market appreciation in the syndicated loan, special situations, credit opportunities, U.S. direct lending funds and E.U. direct lending funds that accounted for gains of $11.7 million. Additionally, interest expense increased by $1.4 million due to greater average outstanding balance on the Credit Facility for the six months ended June 30, 2016 compared to the prior year period.

Non-GAAP Performance Measures. The increase of $9.7 million and $11.2 million in net performance fees and net investment income, respectively, increased our PRE and ENI for the three months ended June 30, 2016 compared to the same period in the prior year. Included in net performance fees and net investment income were decreases of $2.2 million in net realized performance fees and $4.1 million of net realized investment and other income, which lead to the reduction of DE. Increases in management fees of $2.6 million, partially offset by increases in compensation and benefits expenses of $2.4 million, resulted in an overall increase to FRE positively impacting ENI and DE.

The increase of $10.5 million in net investment income increased our PRE and ENI for the six months ended June 30, 2016 compared to the same period in the prior year. The increase in PRE and ENI were partially offset by the decrease of $8.4 million of net performance fees. Included in the decrease in net performance fee was a $12.2 million decrease of net realized performance fee, which contributed to the decrease of DE. The $13.2 million decrease in DE was also due to a decrease in net realized investment and other income of $4.2 million. Increases in management fees of $3.7 million and decreases in general, administrative and other expenses of $2.3 million, partially offset by increases in compensation and benefits expenses of $3.8 million, resulted in an overall increase to FRE, positively impacting ENI and DE when comparing the six month periods.

Credit Group—Assets Under Management

The tables below provide the period‑to‑period rollforward of AUM for the Credit Group for the three months ended June 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 3/31/2016	$ 17,030	$ 3,442	$ 3,067	$ 3,275	$ 1,785	$ 22,252	$ 9,197	$ 60,048
Net New Par/ Equity Commitments	186	869	302	578	-	(1)	705	2,639
Net New Debt Commitments	510	-	-	-	-	400	332	1,242
Distributions	(774)	(85)	(95)	(45)	(53)	(908)	(118)	(2,078)
Change in Fund Value	(24)	105	55	145	45	195	(270)	251
Balance at 6/30/2016	$ 16,928	$ 4,331	$ 3,329	$ 3,953	$ 1,777	$ 21,938	$ 9,846	$ 62,102
Average AUM	$ 16,979	$ 3,887	$ 3,198	$ 3,614	$ 1,781	$ 22,095	$ 9,522	$ 61,076

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 03/31/2015	$ 19,903	$ 3,291	$ 5,198	$ 2,861	$ 2,124	$ 24,427	$ 4,266	$ 62,070
Net New Par/ Equity Commitments	106	162	-	366	175	313	378	1,500
Net New Debt Commitments	-	-	250	-	-	775	-	1,025
Distributions	(664)	(39)	(1,125)	(153)	(11)	(361)	(22)	(2,375)
Change in Fund Value	246	(6)	(32)	55	(42)	192	231	644
Balance at 6/30/2015	$ 19,591	$ 3,408	$ 4,291	$ 3,129	$ 2,246	$ 25,346	$ 4,853	$ 62,864
Average AUM	$ 19,747	$ 3,350	$ 4,745	$ 2,995	$ 2,185	$ 24,887	$ 4,560	$ 62,469

The tables below provide the period‑to‑period rollforward of AUM for the Credit Group for the six months ended June 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$ 17,618	$ 3,303	$ 3,714	$ 3,102	$ 1,863	$ 23,594	$ 9,055	$ 62,249
Net New Par/ Equity Commitments	245	961	253	800	-	(2)	868	3,125
Net New Debt Commitments	510	-	-	-	-	700	332	1,542
Distributions(1)	(1,583)	(143)	(700)	(49)	(76)	(2,656)	(474)	(5,681)
Change in Fund Value	138	210	62	100	(10)	302	65	867
Balance at 6/30/2016	$ 16,928	$ 4,331	$ 3,329	$ 3,953	$ 1,777	$ 21,938	$ 9,846	$ 62,102
Average AUM	$ 17,273	$ 3,817	$ 3,522	$ 3,528	$ 1,820	$ 22,766	$ 9,451	$ 62,177

(1)	Distribution of $5.7 billion includes $1.0 billion reduction in leverage related to the paydown associated with SSLP within the U.S. direct lending strategy.

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2014	$ 20,176	$ 3,075	$ 5,479	$ 1,718	$ 1,952	$ 23,953	$ 4,698	$ 61,051
Net New Par/ Equity Commitments	232	323	-	1,566	410	401	378	3,310
Net New Debt Commitments	613	-	250	-	-	1,387	-	2,250
Distributions	(1,045)	(79)	(1,477)	(172)	(37)	(712)	(55)	(3,577)
Change in Fund Value	(385)	89	39	17	(79)	317	(168)	(170)
Balance at 6/30/2015	$ 19,591	$ 3,408	$ 4,291	$ 3,129	$ 2,246	$ 25,346	$ 4,853	$ 62,864
Average AUM	$ 19,884	$ 3,242	$ 4,885	$ 2,424	$ 2,099	$ 24,650	$ 4,776	$ 61,960

Credit Group—Fee Paying AUM and Fee Earning AUM

The tables below provides the period‑to‑period rollforward of fee paying AUM and fee earning AUM for the Credit Group for the three months ended June 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Fee paying AUM Balance at 3/31/2016	$ 16,508	$ 3,441	$ 2,416	$ 2,555	$ 893	$ 10,348	$ 4,337	$ 40,498
Commitments	184	869	-	7	-	-	-	1,060
Subscriptions/deployment/increase in leverage	3	-	88	158	7	315	423	994
Distributions	(726)	(85)	(92)	(54)	(56)	(339)	(4)	(1,356)
Change in Fund Value	(35)	105	52	113	-	121	(122)	234
Fee paying AUM Balance at 6/30/2016	$ 15,934	$ 4,330	$ 2,464	$ 2,779	$ 844	$ 10,445	$ 4,634	$ 41,430
Average fee paying AUM	$ 16,221	$ 3,886	$ 2,440	$ 2,667	$ 869	$ 10,397	$ 4,486	$ 40,964
Indirect Fee Earning AUM:
Balance at 3/31/2016	$ -	$ -	$ -	$ -	$ -	$ 8,284	$ -	$ 8,284
Subscriptions/deployment/increase in leverage	-	-	-	-	-	14	-	14
Distributions	-	-	-	-	-	(549)	-	(549)
Change in Fund Value	-	-	-	-	-	(7)	-	(7)
Fee earning AUM Balance at 6/30/2016	$ 15,934	$ 4,330	$ 2,464	$ 2,779	$ 844	$ 18,187	$ 4,634	$ 49,172
Average Fee earning AUM	$ 16,221	$ 3,886	$ 2,440	$ 2,667	$ 869	$ 18,409	$ 4,486	$ 48,978

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Fee paying AUM Balance at 3/31/2015	$ 16,301	$ 3,166	$ 3,828	$ 2,006	$ 696	$ 9,288	$ 3,175	$ 38,460
Commitments	105	162	-	11	-	135	-	413
Subscriptions/deployment/increase in leverage	35	-	164	536	218	233	153	1,339
Distributions	(463)	(39)	(388)	(175)	(3)	(119)	(46)	(1,233)
Change in Fund Value	119	(7)	(35)	71	(14)	(7)	73	200
Change in Fee Basis	71	126	(396)	114	50	(261)	77	(219)
Fee paying AUM Balance at 6/30/2015	$ 16,168	$ 3,408	$ 3,173	$ 2,563	$ 947	$ 9,269	$ 3,432	$ 38,960
Average fee paying AUM	$ 16,235	$ 3,287	$ 3,501	$ 2,285	$ 822	$ 9,279	$ 3,304	$ 38,710
Indirect Fee Earning AUM:
Balance at 3/31/2015	$ -	$ -	$ -	$ -	$ -	$ 10,117	$ -	$ 10,117
Subscriptions/deployment/increase in leverage	-	-	-	-	-	445	-	445
Distributions	-	-	-	-	-	(115)	-	(115)
Change in Fund Value	-	-	-	-	-	22	-	22
Change in Fee Basis	-	-	-	-	-	(12)	-	(12)
Fee earning AUM Balance at 6/30/2015	$ 16,168	$ 3,408	$ 3,173	$ 2,563	$ 947	$ 19,726	$ 3,432	$ 49,417

Average Fee earning AUM	$ 16,235	$ 3,287	$ 3,501	$ 2,285	$ 822	$ 19,565	$ 3,304	$ 48,999

The tables below provides the period‑to‑period rollforward of fee paying AUM and fee earning AUM for the Credit Group for the six months ended June 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Fee paying AUM Balance at 12/31/2015	$ 17,180	$ 3,303	$ 2,607	$ 2,559	$ 1,051	$ 10,187	$ 4,089	$ 40,976
Commitments	242	961	61	7	-	-	-	1,271
Subscriptions/deployment/increase in leverage	3	-	88	193	(4)	557	989	1,826
Distributions	(1,541)	(142)	(292)	(64)	(115)	(610)	(332)	(3,096)
Change in Fund Value	50	208	60	84	(88)	311	(112)	513
Change in Fee Basis	-	-	(60)	-	-	-	-	(60)
Fee paying AUM Balance at 6/30/2016	$ 15,934	$ 4,330	$ 2,464	$ 2,779	$ 844	$ 10,445	$ 4,634	$ 41,430
Average fee paying AUM	$ 16,557	$ 3,817	$ 2,536	$ 2,669	$ 948	$ 10,316	$ 4,362	$ 41,203
Indirect Fee Earning AUM:
Balance at 12/31/2015	$ -	$ -	$ -	$ -	$ -	$ 9,129	$ -	$ 9,129
Subscriptions/deployment/increase in leverage	-	-	-	-	-	115	-	115
Distributions	-	-	-	-	-	(1,502)	-	(1,502)
Change in Fund Value	-	-	-	-	-	3	-	3
Change in Fee Basis	-	-	-	-	-	(3)	-	(3)
Fee earning AUM Balance at 6/30/2016	$ 15,934	$ 4,330	$ 2,464	$ 2,779	$ 844	$ 18,187	$ 4,634	$ 49,172
Average Fee earning AUM	$ 16,557	$ 3,817	$ 2,536	$ 2,669	$ 948	$ 18,751	$ 4,362	$ 49,640

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	Special Situations	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Fee paying AUM Balance at 12/31/2014	$ 16,236	$ 3,075	$ 3,943	$ 1,602	$ 531	$ 9,400	$ 3,017	$ 37,804
Commitments	705	162	-	11	-	341	-	1,219
Subscriptions/deployment/increase in leverage	111	97	164	993	401	267	501	2,534
Distributions	(781)	(79)	(466)	(189)	(3)	(954)	(116)	(2,588)
Change in Fund Value	(173)	27	(72)	32	(32)	476	(10)	248
Change in Fee Basis	70	126	(396)	114	50	(261)	40	(257)
Fee paying AUM Balance at 6/30/2015	$ 16,168	$ 3,408	$ 3,173	$ 2,563	$ 947	$ 9,269	$ 3,432	$ 38,960
Average fee paying AUM	$ 16,202	$ 3,242	$ 3,558	$ 2,083	$ 739	$ 9,335	$ 3,225	$ 38,382
Indirect Fee Earning AUM:
Balance at 12/31/2014	$ -	$ -	$ -	$ -	$ -	$ 10,264	$ -	$ 10,264
Commitments	-	-	-	-	-	202	-	202
Subscriptions/deployment/increase in leverage	-	-	-	-	-	453	-	453
Distributions	-	-	-	-	-	(502)	-	(502)
Change in Fund Value	-	-	-	-	-	52	-	52
Change in Fee Basis	-	-	-	-	-	(12)	-	(12)
Fee earning AUM Balance at 6/30/2015	$ 16,168	$ 3,408	$ 3,173	$ 2,563	$ 947	$ 19,726	$ 3,432	$ 49,417
Average Fee earning AUM	$ 16,202	$ 3,242	$ 3,558	$ 2,083	$ 739	$ 19,695	$ 3,225	$ 48,744

The table below breaks out fee earning AUM for the Credit Group by its respective components for each period:

	As of June 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$182	$109
Fee paying AUM based on invested capital	6,016	4,236
Fee paying AUM based on market value/other	22,489	22,209
Fee paying AUM based on collateral balances, at par	12,743	12,406
Total fee paying AUM	41,430	38,960
Indirect fee earning AUM	7,742	10,457
Total fee earning AUM	$49,172	$49,417

Credit Group fee paying AUM and fee earning AUM may vary from AUM for variety of reasons.  The reconciliation of AUM to fee earning AUM and fee paying AUM for the Credit Group is presented below for each period.

	As of June 30,
	2016	2015
	(Dollars in millions)
AUM	$62,102	$62,864
Non fee paying debt	(3,099)	(4,962)
General partner and affiliates	(316)	(268)
Undeployed	(8,116)	(8,120)
Market value/other	(835)	(47)
Fees not activated	(510)	—
Fees deactivated	(54)	(50)
Fee earning AUM	49,172	49,417
Indirect fee earning AUM	(7,742)	(10,457)
Fee paying AUM	$41,430	$38,960

Credit Group—Fund Performance Metrics as of June 30, 2016

The Credit Group managed approximately 133 funds as of June 30, 2016 across liquid and illiquid credit spectrum. ARCC contributed approximately 57% of the Credit Group’s total management fees for the six months ended June 30, 2016, whereas 7 funds contributed over 1% of the Credit Group’s total management fees for the six months ended June 30, 2016. The Credit Group manages three of our significant funds: Ares Credit Strategies Fund I (“CSF”), a managed account with a flexible and opportunistic mandate to invest in corporate credit funds; ARCC, a publicly-traded business development company that principally originates and invests in first lien senior secured loans, second lien secured loans and mezzanine debt in the United States; and Ares Capital Europe II (“ACE II”), a 2013 vintage commingled fund focused on direct lending to European middle market companies. In addition, the following table includes performance information for the fund with the greatest amount of management fees for the six months ended June 30, 2016 for each of the syndicated loans, high yield, credit opportunities and structured credit strategies within the Credit Group, which would not otherwise be presented as significant funds.

		As of June 30, 2016
			Net Returns (%)
	Year of	AUM	Since	Past	Past
Fund	Inception	(in millions)(1)	Inception	5 Years	3 Years	Investment Strategy
ARCC(2)	2004	$9,996	12.0	11.8	10.7	U.S. direct lending
Sub-advised Client A(3)(4)	2007	$225	7.3	5.7	3.9	High yield
CSF(3)(5)	2008	$528	10.0	5.0	3.3	Special situations
Sub-advised Client B(3)(4)	2009	$665	5.9	3.8	2.8	Syndicated loans
ARDC(6)	2012	$580	2.6	N/A	2.0	Credit opportunities
ACE II(3)(5)(7)	2013	$1,634	7.9	N/A	7.9	E.U. direct lending
Sub-advised Client C(8)	2015	$990	N/A	N/A	N/A	Structured credit

(1)

AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital. The AUM for CSF, a fund of funds, includes AUM that has been committed to other Ares funds.

(2)

Net returns are annualized net returns and are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this quarterly report.

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

(6)

Net returns are annualized net returns and are calculated using the fund's NAV and assume dividends are reinvested at the NAV. Additional information related to ARDC can be found in its financial statements filed with the SEC, which are not part of this quarterly report.

(7)

ACE II is comprised of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The since inception net IRR presented in the chart is for the U.S. dollar denominated feeder fund. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The since inception and 3-year net IRR for the Euro denominated feeder fund are 10.8% and 10.8%, respectively, and are calculated using the same methodology described in footnotes 3 and 5 above. The variance between the since inception net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. denominated feeder fund. The feeder fund is expected to hold the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

(8)	Information not yet meaningful due to limited operating history.

The following table presents certain additional performance data for the group’s significant fund that is structured as a  closed‑end, private commingled fund:

	As of June 30, 2016 (Dollars in millions)
		Cumulative
	Original Capital	Invested	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Capital	Proceeds(1)	Value(2)	Value	MoIC(3)(5)	MoIC(4)(5)
ACE II	$1,216	$867	$113	$1,038	$1,151	1.4x	1.4x

(1)	Realized proceeds represent the sum of all cash distributions to all partners.
(2)	Unrealized value represents the fund's NAV.
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

(5)

ACE II is comprised of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The Gross and Net MoIC presented in the chart are for the U.S. dollar denominated feeder fund. The Gross and Net MoIC for the Euro denominated feeder fund are 1.3x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing.  All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the Gross and Net MoICs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

Private Equity Group

The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Favorable (Unfavorable)		June 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Management fees	$35,612	$36,373	$ (761)	(2.1%)	$72,094	$72,962	$ (868)	(1.2%)
Other fees	334	36	298	NM	674	49	625	NM
Compensation and benefits	(13,191)	(11,226)	(1,965)	(17.5%)	(25,358)	(23,547)	(1,811)	(7.7%)
General, administrative and other expenses	(2,925)	(3,200)	275	8.6%	(5,829)	(6,318)	489	7.7%
Fee related earnings	19,830	21,983	(2,153)	(9.8%)	41,581	43,146	(1,565)	(3.6%)
Performance fees-realized	62,779	18,878	43,901	232.6%	62,779	19,303	43,476	225.2%
Performance fees-unrealized	105,450	41,863	63,587	151.9%	93,307	129,194	(35,887)	(27.8%)
Performance fee compensation-realized	(50,224)	(15,102)	(35,122)	(232.6%)	(50,224)	(15,442)	(34,782)	(225.2%)
Performance fee compensation-unrealized	(84,337)	(33,795)	(50,542)	(149.6%)	(75,396)	(103,776)	28,380	27.3%
Net performance fees	33,668	11,844	21,824	184.3%	30,466	29,279	1,187	4.1%
Investment income (loss)-realized	3,003	3,105	(102)	(3.3%)	2,891	7,277	(4,386)	(60.3%)
Investment income (loss)-unrealized	420	2,085	(1,665)	(79.9%)	(7,325)	643	(7,968)	NM
Interest and other investment income	8,206	1,330	6,876	NM	8,115	5,815	2,300	39.6%
Interest expense	(1,397)	(1,658)	261	15.7%	(2,802)	(3,338)	536	16.1%
Net investment income	10,232	4,862	5,370	110.4%	879	10,397	(9,518)	(91.5%)
Performance related earnings	43,900	16,706	27,194	162.8%	31,345	39,676	(8,331)	(21.0%)
Economic net income	$63,730	$38,689	25,041	64.7%	$72,926	$82,822	(9,896)	(11.9%)
Distributable earnings	$41,130	$28,242	12,888	45.6%	$60,735	$55,328	5,407	9.8%

NM – Not meaningful

Accrued performance fees for the Private Equity Group are comprised of the following:

	As of June 30,
Q2 2014	2016	2015
	(Dollars in thousands)
ACOF II	$32,135	$46,168
ACOF III	345,729	320,598
ACOF IV	136,581	85,591
Other funds	10,708	9,202
Total Private Equity Group	$525,153	$461,559

Net performance fees for the Private Group are comprised of the following:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Q2 2015	Performance Fees	Performance Fees	Net	Performance Fees	Performance Fees	Net
Q2 2014	- Realized	- Unrealized	Performance Fees	- Realized	- Unrealized	Performance Fees
	(Dollars in thousands)
ACOF II	$694	$5,646	$6,340	$6,530	$2,553	$9,083
ACOF III	62,085	(42,636)	19,449	1,803	28,770	30,573
ACOF IV	—	142,553	142,553	10,545	10,643	21,188
Other funds	—	(113)	(113)	—	(103)	(103)
Total Private Equity Group	$62,779	$105,450	$168,229	$18,878	$41,863	$60,741

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Q2 2015	Performance Fees	Performance Fees	Net	Performance Fees	Performance Fees	Net
Q2 2014	- Realized	- Unrealized	Performance Fees	- Realized	- Unrealized	Performance Fees
	(Dollars in thousands)
ACOF II	$694	$3,987	$4,681	$6,530	$15,855	$22,385
ACOF III	62,085	7,345	69,430	2,228	72,633	74,861
ACOF IV	—	83,945	83,945	10,545	42,468	53,013
Other funds	—	(1,970)	(1,970)	—	(1,762)	(1,762)
Total Private Equity Group	$62,779	$93,307	$156,086	$19,303	$129,194	$148,497

The following tables present the components of the change in performance fees – unrealized for the Private Equity Group:

	Three Months Ended June 30, 2016				Three Months Ended June 31, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF II	$ (694)	$ 6,340	$ -	$ 5,646	$ (6,530)	$ 9,083	$ -	$ 2,553
ACOF III	(62,085)	19,449	-	(42,636)	(1,803)	30,573	-	28,770
ACOF IV	-	142,553	-	142,553	(10,545)	21,188	-	10,643
Other funds	-	-	(113)	(113)	-	712	(815)	(103)
Total Private Equity Group	$ (62,779)	$ 168,342	$ (113)	$ 105,450	$ (18,878)	$ 61,556	$ (815)	$ 41,863

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees -Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF II	$ (694)	$ 4,681	$ -	$ 3,987	$ (6,530)	$ 22,385	$ -	$ 15,855
ACOF III	(62,085)	69,430	-	7,345	(2,228)	74,861	-	72,633
ACOF IV	-	83,945	-	83,945	(10,545)	53,013	-	42,468
Other funds	-	891	(2,861)	(1,970)	-	175	(1,937)	(1,762)
Total Private Equity Group	$ (62,779)	$ 158,947	$ (2,861)	$ 93,307	$ (19,303)	$ 150,434	$ (1,937)	$ 129,194

Private Equity Group—Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Management Fees.  Total management fees decreased by $0.8 million, or 2.1%, to $35.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and decreased by $0.9 million, or 1.2%, to $72.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily attributable to the absence of management fees from ACOF II, which had earned $1.1 million and $2.3 million of fees in the three and six months ended June 30, 2015, respectively. In connection with an extension of ACOF II’s term for one year, we agreed to waive management fees starting in the first quarter of 2016. Substantially all of the decrease was offset by $1.1 million and $2.2 million of fees earned in the three and six months ended June 30, 2016 from a new power and energy infrastructure fund that began paying management fees in the fourth quarter of 2015. The effective management fee rate decreased from 1.33% for the three months ended June 30, 2015 to 1.30% for the three months ended June 30, 2016.The effective management fee rate decreased from 1.32% for the six months ended June 30, 2015 to 1.30% for the six months ended June 30, 2016.

Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and unrealized performance fee compensation.

Net performance fees increased by $21.8 million to $33.7 million for the three months ended June 30, 2016 from $11.8 million for the three months ended June 30, 2015. This increase was primarily driven by the appreciation in fair value of certain portfolio assets within Ares Corporate Opportunities Fund IV (“ACOF IV”) when compared to the three months ended June 30, 2015.

Net performance fees increased by $1.2 million to $30.5 million for the six months ended June 30, 2016 from $29.3 million for the six months ended June 30, 2015. This increase was primarily driven by the appreciation in fair value of certain portfolio assets across certain Private Equity funds when compared to the six months ended June 30, 2015.

Compensation and Benefits. Compensation and benefits expenses increased by $2.0 million, or 17.5%, to $13.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and increased by $1.8 million, or 7.7%, to $25.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase in incentive based compensation. Compensation and benefits represented 37.0% and 35.2% of recurring management fees for the three and six months ended June 30, 2016, respectively, compared to 30.9% and 32.3% for the three months and six months ended June 30, 2015, respectively.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.3 million, or 8.6%, to $2.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $0.5 million, or 7.7%, to $5.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to lower professional services expenses.

Net Investment Income (Loss). Net investment income increased by $5.4 million to $10.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily driven by an increase of $7.1 million of dividend income from Ares Corporate Opportunities Fund III (“ACOF III”).

Net investment income was $0.9 million for the six months ended June 30, 2016 primarily as a result of $11.2 million of dividends and realized gains from ACOF III and $5.4 million of unrealized gains on ACOF IV being offset by $13.4 million of losses in ACOF Asia and $2.8 million of interest expense. In comparison, during the six month period ended June 30, 2015 ACOF III contributed net investment income of $11.7 million, while the remainder of our Private Equity investment portfolio was slightly up due to $1.6 million of unrealized gains from ACOF II, offset by $3.3 million of interest expenses as a result of slightly more leverage in the six month period ended June 30, 2015.

Non-GAAP Performance Measures. The increases of $21.8 million and $5.4 million in net performance fees and net investment income, respectively, increased our PRE and ENI for the three months ended June 30, 2016 compared to the same period in the prior year. Included in net performance fees and net investment income were increases of $8.8 million and $7.2 million in net realized performance fee and net realized investment and other income, respectively, which increased DE. The decrease in FRE, impacted by a decrease in management fees and an increase in compensation and benefits, partially offset the increase of DE and ENI.

The decreases of $9.5 million in net investment income reduced our PRE and ENI for the six months ended June 30, 2016 compared to the same period in the prior year. The decrease in PRE and ENI were partially offset by the increase of $1.2 million of net performance fees. Included in the increase in net performance fees was an $8.7 million increase of net realized performance fees, which contributed to the increase in DE. The increase in DE was partially offset by reductions in FRE and net realized investment and other income. The decrease of FRE was due to decreases in management fees and increases in compensation and benefits.

Private Equity Group—Assets Under Management

The tables below provide the period‑to‑period rollforward of AUM for the Private Equity Group for the three months ended June 30, 2016 and 2015 (in millions):

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 3/31/2016	$ 18,001	$ 152	$ 5,123	$ 23,276
Net New Equity Commitments	35	-	-	35
Distributions	(646)	-	(160)	(806)
Change in Fund Value	538	(2)	(4)	532
Balance at 6/30/2016	$ 17,928	$ 150	$ 4,959	$ 23,037
Average AUM	$ 17,965	$ 151	$ 5,041	$ 23,157

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 3/31/2015	$ 10,134	$ 250	$ 4,439	$ 14,823
Net New Equity Commitments	-	-	20	20
Distributions	(418)	(1)	(93)	(512)
Change in Fund Value	312	(1)	66	377
Balance at 6/30/2015	$ 10,028	$ 248	$ 4,432	$ 14,708
Average AUM	$ 10,081	$ 249	$ 4,436	$ 14,766

The tables below provide the period‑to‑period rollforward of AUM for the Private Equity Group for the six months ended June 30, 2016 and 2015 (in millions):

	Private Equity - ACOF(1)	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2015	$ 15,725	$ 183	$ 5,207	$ 21,115
Net New Equity Commitments	2,154	-	-	2,154
Distributions	(647)	-	(176)	(823)
Change in Fund Value	696	(33)	(72)	591
Balance at 6/30/2016	$ 17,928	$ 150	$ 4,959	$ 23,037
Average AUM	$ 16,827	$ 167	$ 5,083	$ 22,077

(1)	Net new equity commitments represents commitments to Ares Corporate Opportunities Fund V, L.P. (“ACOF V”).

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2014	$ 9,860	$ 275	$ -	$ 10,135
Acquisitions	-	-	4,581	4,581
Net New Equity Commitments	-	-	20	20
Distributions	(612)	(20)	(253)	(885)
Change in Fund Value	780	(7)	84	857
Balance at 6/30/2015	$ 10,028	$ 248	$ 4,432	$ 14,708
Average AUM	$ 9,944	$ 262	$ 2,216	$ 12,422

Private Equity Group—Fee Paying AUM

Fee paying and fee earning AUM are the same number for the Private Equity Group, as there are no fees earned indirectly within Private Equity. The tables below provide the period‑to‑period rollforward of fee paying AUM, which is substantially the same  as fee earning AUM for the Private Equity Group for the three months ended June 30, 2016 and 2015 (in millions):

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 03/31/2016	$ 6,631	$ 55	$ 4,429	$ 11,115
Subscriptions/deployment/increase in leverage	17	-	6	23
Distributions	-	-	(46)	(46)
Change in Fund Value	-	-	(58)	(58)
Change in Fee Basis	-	(25)	-	(25)
FPAUM Balance at 6/30/2016	$ 6,648	$ 30	$ 4,331	$ 11,009
Average FPAUM	$ 6,640	$ 43	$ 4,380	$ 11,063

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 3/31/2015	$ 7,115	$ 55	$ 3,937	$ 11,107
Subscriptions/deployment/increase in leverage	-	-	6	6
Distributions	(144)	-	(17)	(161)
Change in Fee Basis	(105)	-	-	(105)
FPAUM Balance at 6/30/2015	$ 6,866	$ 55	$ 3,926	$ 10,847
Average FPAUM	$ 6,991	$ 55	$ 3,932	$ 10,978

The tables below provide the period‑to‑period rollforward of fee paying AUM for the Private Equity Group for the six months ended June 30, 2016 and 2015 (in millions):

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2015	$ 6,902	$ 55	$ 4,454	$ 11,411
Subscriptions/deployment/increase in leverage	16	-	10	26
Distributions	-	-	(46)	(46)
Change in Fund Value	-	-	(80)	(80)
Change in Fee Basis	(270)	(25)	(7)	(302)
FPAUM Balance at 6/30/2016	$ 6,648	$ 30	$ 4,331	$ 11,009
Average FPAUM	$ 6,775	$ 43	$ 4,393	$ 11,211

	Private Equity - ACOF	Private Equity - Asia	Private Equity - EIF	Total Private Equity Group
Balance at 12/31/2014	$ 7,117	$ 55	$ -	$ 7,172
Acquisitions	-	-	4,046	4,046
Subscriptions/deployment/increase in leverage	3	-	72	75
Distributions	(149)	-	(190)	(339)
Change in Fund Value	-	-	(2)	(2)
Change in Fee Basis	(105)	-	-	(105)
FPAUM Balance at 6/30/2015	$ 6,866	$ 55	$ 3,926	$ 10,847
Average FPAUM	$ 6,992	$ 55	$ 1,963	$ 9,010

The components of fee paying AUM for the Private Equity Group are presented below for each period.

	As of June 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$6,507	$6,277
Fee paying AUM based on invested capital	4,502	4,570
Total fee paying AUM	$11,009	$10,847

Private Equity Group fee paying AUM may vary from AUM for variety of reasons. The reconciliation of AUM to fee paying AUM for the Private Equity Group is presented below for each period.

	As of June 30,
	2016	2015
	(Dollars in millions)
AUM	$23,037	$14,708
General partner and affiliates	(886)	(725)
Undeployed/undrawn commitments	(454)	(923)
Market value/other	(2,322)	(2,107)
Fees not activated	(7,600)	—
Fees deactivated	(766)	(106)
Fee paying AUM	$11,009	$10,847

Private Equity Group—Fund Performance Metrics as of June 30, 2016

The Private Equity Group managed 17 commingled funds and related co-investment vehicles as of June 30, 2016. ACOF III, ACOF IV, U.S. Power Fund III (“USPF III”) and U.S. Power Fund IV (“USPF IV”), each considered a significant fund, combined for approximately 89% of the Private Equity Group’s management fees for the six months ended June 30, 2016. Our flexible capital Private Equity funds focus on majority or shared‑control investments, principally in under‑capitalized companies in the U.S. and Europe. ACOF III is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while ACOF IV is in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long‑term, stable cash‑flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV, acquired in connection with the acquisition of EIF in January 2015, are in harvest mode and deployment mode, respectively. In addition, performance information for ACOF Asia has been included to provide information about the China growth capital sub‑strategy within the Private Equity Group.

		As of June 30, 2016
			Net Returns (%)(2)
	Year of	AUM	Since	Past	Past
Fund	Inception	(in millions)(1)	Inception	5 Years	3 Years	Investment Strategy
USPF III(3)	2007	$1,377	5.7	9.4	12.4	U.S. Power and Energy Infrastructure
ACOF III(4)	2008	$3,940	21.7	16.7	23.7	North American/European Flexible Capital
USPF IV(3)	2010	$1,894	10.8	N/A	16.9	U.S. Power and Energy Infrastructure
ACOF Asia(4)	2011	$150	3.2	(1.1)	4.2	China Growth Capital
ACOF IV(4)	2012	$5,353	9.6	N/A	10.9	North American/European Flexible Capital

(1)
(1)	AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Net returns are net of management fees, performance fees and other expenses.
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

	As of June 30, 2016 (Dollars in millions)
	Original Capital	Cumulative	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Invested Capital	Proceeds(1)	Value(2)	Value	MoIC(3)	MoIC(4)
USPF III	$1,350	$1,763	$1,203	$1,291	$2,494	1.4x	1.4x
ACOF III	$3,510	$3,867	$4,764	$3,572	$8,336	2.2x	1.9x
USPF IV	$1,688	$1,559	$616	$1,515	$2,131	1.4x	1.3x
ACOF Asia	$220	$183	$79	$144	$223	1.2x	1.1x
ACOF IV	$4,700	$3,176	$245	$4,011	$4,256	1.3x	1.2x

(1)	Realized proceeds represents the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.
(2)	Unrealized value represents the fair value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations shown.
(3)	The Gross MoIC is before giving effect to management fees, performance fees and other expenses. The multiple is calculated at the investment level and is based on the interests of all partners.
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

Real Estate Group

The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Favorable (Unfavorable)		June 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Management fees	$16,230	$15,934	$ 296	1.9%	$32,975	$33,313	$ (338)	(1.0%)
Other fees	435	731	(296)	(40.5%)	693	1,585	(892)	(56.3%)
Compensation and benefits	(10,165)	(9,992)	(173)	(1.7%)	(20,879)	(20,123)	(756)	(3.8%)
General, administrative and other expenses	(2,399)	(3,709)	1,310	35.3%	(5,701)	(6,253)	552	8.8%
Fee related earnings	4,101	2,964	1,137	38.4%	7,088	8,522	(1,434)	(16.8%)
Performance fee-realized	2,801	102	2,699	NM	2,972	102	2,870	NM
Performance fee-unrealized	1,261	3,886	(2,625)	(67.6%)	5,383	4,206	1,177	28.0%
Performance fee compensation-realized	(53)	—	(53)	NM	(53)	—	(53)	NM
Performance fee compensation-unrealized	(1,773)	(1,181)	(592)	(50.1%)	(4,006)	(779)	(3,227)	NM
Net performance fees	2,236	2,807	(571)	(20.3%)	4,296	3,529	767	21.7%
Investment income (loss)-realized	695	255	440	172.5%	563	387	176	45.5%
Investment income (loss)-unrealized	(1,067)	953	(2,020)	NM	1,732	1,149	583	50.7%
Interest and other investment income	36	18	18	100.0%	928	47	881	NM
Interest expense	(272)	(260)	(12)	(4.6%)	(546)	(530)	(16)	(3.0%)
Net investment income (loss)	(608)	966	(1,574)	NM	2,677	1,053	1,624	154.2%
Performance related earnings	1,628	3,773	(2,145)	(56.9%)	6,973	4,582	2,391	52.2%
Economic net income	$5,729	$6,737	(1,008)	(15.0%)	$14,061	$13,104	957	7.3%
Distributable earnings	$8,374	$2,090	6,284	NM	$11,717	$5,472	6,245	114.1%

NM – Not meaningful

Accrued performance fees for the Real Estate Group are comprised of the following:

	As of June 30,
	2016	2015
	(Dollars in thousands)
EPEP	$15,028	$5,025
US VIII	5,468	1,003
Other real estate funds	3,607	—
Subtotal	24,103	6,028
Other fee generating funds (1)	21,709	29,317
Total Real Estate Group	$45,812	$35,345

Net performance fees for the Real Estate Group are comprised of the following:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
2014	Performance Fees	Performance Fees	Net	Performance Fees	Performance Fees	Net
	- Realized	- Unrealized	Performance Fees	- Realized	- Unrealized	Performance Fees
	(Dollars in thousands)
EPEP	$—	$2,954	$2,954	$—	$1,610	$1,610
US VIII	—	994	994	—	360	360
Other real estate funds	89	(992)	(903)	—	—	—
Subtotal	89	2,956	3,045	—	1,970	1,970
Other fee generating funds (1)	2,712	(1,695)	1,017	102	1,916	2,018
Total Real Estate Group	$2,801	$1,261	$4,062	$102	$3,886	$3,988

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Q2 2014	Performance Fees	Performance Fees	Net	Performance Fees	Performance Fees	Net
	- Realized	- Unrealized	Performance Fees	- Realized	- Unrealized	Performance Fees
	(Dollars in thousands)
EPEP	$—	$4,608	$4,608	$—	$995	$995
US VIII	—	2,375	2,375	—	303	303
Other real estate funds	89	(306)	(217)	—	—	—
Subtotal	89	6,677	6,766	—	1,298	1,298
Other fee generating funds (1)	2,883	(1,294)	1,589	102	2,908	3,010
Total Real Estate Group	$2,972	$5,383	$8,355	$102	$4,206	$4,308

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of the change in performance fees – unrealized for the Real Estate Group:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees -Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP	$ -	$ 3,167	$ (213)	$ 2,954	$ -	$ 1,610	$ -	$ 1,610
US VIII	-	994	-	994	-	360	-	360
Other real estate funds	(89)	1,020	(1,923)	(992)	-	-	-	-
Subtotal	(89)	5,181	(2,136)	2,956	-	1,970	-	1,970
Other fee generating funds (1)	(2,712)	1,562	(545)	(1,695)	(102)	2,021	(3)	1,916
Total Real Estate Group	$ (2,801)	$ 6,743	$ (2,681)	$ 1,261	$ (102)	$ 3,991	$ (3)	$ 3,886

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP	$ -	$ 4,681	$ (73)	$ 4,608	$ -	$ 995	$ -	$ 995
US VIII	-	2,375	-	2,375	-	303	-	303
Other real estate funds	(89)	1,635	(1,852)	(306)	-	-	-	-
Subtotal	(89)	8,691	(1,925)	6,677	-	1,298	-	1,298
Other fee generating funds (1)	(2,883)	2,819	(1,230)	(1,294)	(102)	3,309	(299)	2,908
Total Real Estate Group	$ (2,972)	$ 11,510	$ (3,155)	$ 5,383	$ (102)	$ 4,607	$ (299)	$ 4,206

(2)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Management Fees.  Total management fees increased by $0.3 million, or 1.9%, to $16.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was driven primarily by the launch of two new funds subsequent to June 30, 2015 that generated additional fees of $1.9 million. The increase in management fees was partially offset by funds that ended their investment period subsequent to June 30, 2015, including Ares European Real Estate Fund III (“EU III”), which generated $1.3 million of lower management fees during the current year period.

Total management fees decreased by $0.3 million, or 1.0%, to $33.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was driven by (i) funds that passed their investment period subsequent to June 30, 2015, including Ares European Real Estate Fund II (“EU II”) and EU III, which generated lower management fees of $0.4 million and $2.3 million, respectively, during the current year periods. The decrease in management fees was partially offset by new funds that launched subsequent to June 30, 2015.

The effective management fee rate decreased by 0.15% to 0.94% and 0.97% for the three and six months ended June 30, 2016, respectively, from 1.09% and 1.12% for the respective prior year periods. The decrease in the effective management fee rate for the Real Estate Group is the result of certain new funds with lower fee rates than historical average rates.

Net Performance Fees.  Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and performance fee compensation.

Net performance fees decreased by $0.6 million to $2.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. While our Real Estate Group funds continued to generate performance fees overall, a decrease in the unrealized gain associated with a limited number of properties within Ares Sponsor Holdings LLC portfolio resulted in the recognition of less performance fees for the three months ended June 30, 2016 compared to the same period in the prior year.

Net performance fees increased by $0.8 million to $4.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily driven by appreciation in the fair values of underlying assets within certain Real Estate Group equity funds when compared to the six months ended June 30, 2015.

Compensation and Benefits.  Compensation and benefits expenses increased by $0.2 million, or 1.7%, to $10.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and by $0.8 million, or 3.8%, to $20.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase is primarily due to an increase in incentive based compensation. Compensation and benefits represented 62.6% of management fees for the three months ended June 30, 2016 compared to 62.7% for the three months ended June 30, 2015 and represented 63.3% of management fees for the six months ended June 30, 2016 compared to 60.4% for the six months ended June 30, 2015.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $1.3 million, or 35.3%, to $2.4 million for the three months ended June 30, 2016 compared to the prior year period and by $0.6 million, or 8.8%, to $5.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Lower occupancy expenses in the three and six month current year periods reduced general, administrative and other expenses by  $0.6 million and $1.0 million, respectively. These expenses were partially offset by $0.2 million and $0.3 million of administrative fees which are presented as a reduction to general, administrative and other expenses for the three and six months, respectively.

Net Investment Income (Loss).  Net investment income (loss) decreased by $1.6 million from net investment income of $1.0 million for the three months ended June 30, 2015 to a net investment loss of $0.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in net investment income (loss) was primarily due to $1.3 million in net losses from decreasing valuations in the underlying portfolio of AREA Sponsor Holdings LLC resulting from depreciating fair values of  a limited number of properties.

Net investment income increased by $1.6 million to $2.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in net investment income was primarily due to a $0.8 million increase in investment income related to Real Estate Group equity funds that experienced increases in the valuations of the underlying assets for the six months period ended June 30, 2016 and to $0.6 million in interest and other investment income attributed to transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies.

Non-GAAP Performance Measures. The decreases of $1.6 million and $0.6 million in net investment income

(loss) and net performance fees, respectively, reduced our PRE and ENI for the three months ended June 30, 2016 compared to the same period in the prior year. Included in net performance fees was a $2.6 million increase in net realized performance fee, which contributed to the increase of DE. FRE also had a positive impact of $1.1 million on DE and ENI, which was mainly due to the decrease in general, administrative and other expenses.

The $1.6 million increase in net investment income was the primary driver of the increase in PRE and ENI for the six months ended June 30, 2016 compared to the same period in the prior year. Net performance fees, which increased by $0.8 million, also had a positive impact on PRE and ENI. Included in net performance fees and net investment income, were increases of $2.8 million in net realized performance fees and $1.3 million in net realized investment and other income, respectively, which increased DE. The reduction in FRE, which partially offset the increases to ENI and DE, was negatively impacted by decreases in management fees and administrative fees and other income and an increase in compensation and benefits.

Real Estate Group—Assets Under Management

The tables below provide the period‑to‑period rollforward of AUM for the Real Estate Group for the three months ended June 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2016	$ 4,538	$ 3,124	$ 2,521	$ 10,183
Net New Equity Commitments	300	100	-	400
Net New Debt Commitments	-	-	100	100
Distributions	(361)	(54)	(147)	(562)
Change in Fund Value	68	(75)	10	3
Balance at 6/30/2016	$ 4,545	$ 3,095	$ 2,484	$ 10,124
Average AUM	$ 4,542	$ 3,110	$ 2,503	$ 10,155

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2015	$ 4,511	$ 2,849	$ 2,673	$ 10,033
Net New Equity Commitments	-	159	-	159
Net New Debt Commitments	-	-	(50)	(50)
Distributions	(197)	(226)	(20)	(443)
Change in Fund Value	94	145	12	251
Balance at 6/30/2015	$ 4,408	$ 2,927	$ 2,615	$ 9,950
Average AUM	$ 4,460	$ 2,888	$ 2,644	$ 9,992

The tables below provide the period‑to‑period rollforward of AUM for the Real Estate Group for the six months ended June 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$ 4,616	$ 3,059	$ 2,593	$ 10,268
Net New Equity Commitments	300	214	-	514
Net New Debt Commitments	-	-	100	100
Distributions	(509)	(134)	(225)	(868)
Change in Fund Value	138	(44)	16	110
Balance at 6/30/2016	$ 4,545	$ 3,095	$ 2,484	$ 10,124
Average AUM	$ 4,581	$ 3,077	$ 2,539	$ 10,197

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2014	$ 4,595	$ 2,962	$ 3,018	$ 10,575
Net New Equity Commitments	1	248	(159)	90
Net New Debt Commitments	-	-	(50)	(50)
Distributions	(369)	(307)	(216)	(892)
Change in Fund Value	181	24	22	227
Balance at 6/30/2015	$ 4,408	$ 2,927	$ 2,615	$ 9,950
Average AUM	$ 4,502	$ 2,945	$ 2,817	$ 10,264

Real Estate Group—Fee Paying AUM

Fee paying AUM and fee earning AUM are the same number for the Real Estate Group, as there are no fees earned indirectly the within Real Estate Group. The tables below provide the period‑to‑period rollforward of fee paying AUM, previously referred to as fee earning AUM, for the Real Estate Group for the three months ended June 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2016	$ 3,072	$ 2,593	$ 1,010	$ 6,675
Commitments	59	-	-	59
Subscriptions/deployment/increase in leverage	77	28	128	233
Distributions	(210)	(11)	(7)	(228)
Change in Fund Value	1	(93)	11	(81)
Change in Fee Basis	-	(14)	-	(14)
FPAUM Balance at 6/30/2016	$ 2,999	$ 2,503	$ 1,142	$ 6,644
Average FPAUM	$ 3,036	$ 2,548	$ 1,076	$ 6,660

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2015	$ 3,043	$ 2,452	$ 485	$ 5,980
Commitments	-	23	-	23
Subscriptions/deployment/increase in leverage	66	-	198	264
Distributions	(126)	(129)	(7)	(262)
Change in Fund Value	-	11	5	16
Change in Fee Basis	(266)	(32)	21	(277)
FPAUM Balance at 6/30/2015	$ 2,717	$ 2,325	$ 702	$ 5,744
Average FPAUM	$ 2,880	$ 2,389	$ 594	$ 5,863

The tables below provide the period‑to‑period rollforward of fee paying AUM for the Real Estate Group for the six months ended June 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$ 3,204	$ 2,555	$ 998	$ 6,757
Commitments	59	114	-	173
Subscriptions/deployment/increase in leverage	77	48	141	266
Distributions	(345)	(28)	(15)	(388)
Change in Fund Value	4	(63)	18	(41)
Change in Fee Basis	-	(123)	-	(123)
FPAUM Balance at 6/30/2016	$ 2,999	$ 2,503	$ 1,142	$ 6,644
Average FPAUM	$ 3,102	$ 2,529	$ 1,070	$ 6,701

	Real Estate Equity - U.S.	Real Estate Equity - EU	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2014	$ 3,028	$ 2,698	$ 392	$ 6,118
Commitments	11	94	83	188
Subscriptions/deployment/increase in leverage	132	-	207	339
Distributions	(209)	(190)	(13)	(412)
Change in Fund Value	-	(62)	12	(50)
Change in Fee Basis	(245)	(215)	21	(439)
FPAUM Balance at 6/30/2015	$ 2,717	$ 2,325	$ 702	$ 5,744
Average FPAUM	$ 2,873	$ 2,512	$ 547	$ 5,932

Components of fee paying AUM for the Real Estate Group are presented below for each period.

	As of June 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$2,903	$2,278
Fee paying AUM based on invested capital	3,341	3,074
Fee paying AUM based on market value/other(1)	400	392
Total fee paying AUM/fee earning AUM	$6,644	$5,744

(1)	Market value/other includes ACRE fee paying AUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group fee paying AUM may vary from AUM for a variety of reasons including. The reconciliation of fee paying AUM for the Real Estate Group is presented below for each period.

	As of June 30,
	2016	2015
	(Dollars in millions)
AUM	$10,124	$9,950
General partner and affiliates	(280)	(243)
Non-fee paying debt	(1,189)	(1,364)
Undeployed/undrawn commitments	(985)	(1,058)
Market value/other	(626)	(691)
Fees deactivated	(400)	(850)
Fee paying AUM	$6,644	$5,744

Real Estate Group—Fund Performance Metrics as of June 30, 2016

The Real Estate Group managed approximately 48 funds in real estate debt and real estate equity as of June 30, 2016. Two funds in our Real Estate Group, Ares European Real Estate Fund IV (“EU IV”) and Ares US Real Estate Fund VIII (“US VIII”), contributed 10% or more of the Real Estate Group’s management fees for the six months ended June 30, 2016, whereas 15 funds contributed over 1%. The Real Estate Group managed two significant funds: EU IV, which is a commingled fund focused on real estate assets located in Europe, with a focus on the United Kingdom, France and Germany, and US VIII, which is a commingled fund focused on the United States. Additionally, ACRE, a publicly traded, specialty finance company and real estate investment trust whose common stock is listed on the New York Stock Exchange has been included to provide information about the debt sub‑strategy within the Real Estate Group.

		As of June 30, 2016
			Net Returns(2) / Return on Equity (%)
	Year of	AUM	Since	Past	Past
Fund	Inception	(in millions)(1)	Inception	5 Years	3 Years	Investment Strategy
ACRE(4)	2012	$1,737	5.8	N/A	6.8	Real Estate Debt
EU IV(3) (5)	2013	$1,235	(0.1)	N/A	N/A	EU Real Estate Equity
US VIII (3)	2013	$815	11.1	N/A	N/A	U.S. Real Estate Equity

(1)	AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Returns are net of management fees, performance fees and other expenses.
(3)

The net return is an annualized net internal rate of return of cash flows to and from the fee-paying partners. The past five and three years’ net returns are calculated using beginning partners’ capital for the fee-paying partners for such period. Cash flows for net return calculations are based on the actual dates of the cash flows.

(4)

The return shown is the average return on equity over the applicable period. Additional information related to ACRE can be found in its financial statements filed with the SEC, which are not part of this quarterly report.

(5)

E.U. IV is made up of two parallel funds, one denominated in Euros and one denominated in U.S. dollars.  The net IRRs presented in the chart are for the U.S. dollar denominated fund. All other values for E.U. IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. Since inception net IRR for the Euro denominated fund is (0.6%), and is calculated using the same methodology described in footnote 3 above.

For the group’s significant funds and other funds that in each case are structured as closed‑end private commingled funds, the following table presents certain additional performance data.

	As of June 30, 2016 (Dollars in millions)
	Original	Cumulative
	Capital	Invested	Realized	Unrealized	Total	Gross	Net
Fund	Commitments	Capital	Proceeds(1)	Value(2)	Value	MoIC(3)	MoIC(4)
EU IV (5)	$1,302	$673	$9	$734	$743	1.1x	1.0x
US VIII	$823	$377	$36	$401	$437	1.2x	1.1x

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.
(2)

Unrealized value represents the fair value of remaining real estate investments (excluding balance sheet items). There can be no assurance that unrealized investments will be realized at the valuations shown.

(3)

The Gross MoIC is before giving effect to management fees, performance fees and other expenses. For EU IV, the multiple is calculated at the investment-level and is based on the interests of the fee-paying partners. For EU VIII, the multiple is calculated at the investment-level and is based on the interests of all partners.

(4)	The Net MoIC is after giving effect to management fees, performance fees and other expenses. The multiple is calculated at the fund-level and is based on the interests of the fee-paying partners.
(5)

EU IV is made up of two parallel funds, one denominated in Euros and one denominated in U.S. dollars.  The gross and net MoIC presented in the chart are for the U.S. dollar denominated fund.  The gross and net MoIC for the Euro fund are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for E.U. IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group

The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Favorable (Unfavorable)		June 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(28,218)	$(21,811)	$ (6,407)	(29.4%)	$(57,208)	$(45,445)	$ (11,763)	(25.9%)
General, administrative and other expenses	(15,380)	(15,067)	(313)	(2.1%)	(32,665)	(29,288)	(3,377)	(11.5%)
Fee related earnings	(43,598)	(36,878)	(6,720)	(18.2%)	(89,873)	(74,733)	(15,140)	(20.3%)
Investment income (loss)-realized	(31)	—	(31)	NM	(88)	—	(88)	N/M
Investment income (loss)-unrealized	(11,904)	—	(11,904)	NM	(11,519)	—	(11,519)	N/M
Interest and other investment income (expense)	(19)	—	(19)	NM	(68)	—	(68)	N/M
Interest expense	(709)	—	(709)	NM	(1,437)	—	(1,437)	N/M
Net investment income (loss)	(12,663)	—	(12,663)	NM	(13,112)	—	(13,112)	N/M
Performance related earnings	(12,663)	—	(12,663)	NM	(13,112)	—	(13,112)	N/M
Economic net income	$(56,261)	$(36,878)	(19,383)	(52.6%)	$(102,985)	$(74,733)	(28,252)	(37.8%)
Distributable earnings	$(48,758)	$(38,981)	(9,777)	(25.1%)	$(98,508)	$(77,861)	(20,647)	(26.5%)

NM – Not meaningful

Operations Management Group—Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Compensation and Benefits.  Compensation and benefits expenses increased by $6.4 million, or 29.4%, to $28.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and increased by $11.8 million, or 25.9%, to $57.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase is primarily due to an increase in incentive based compensation, as well as an increase in salary expense due to additional headcount related to platform expansion resulting from the second quarter 2015 FCC acquisition, and is partially offset by increases of $0.4 million and $1.3 million of  administrative fees, which are presented as a reduction to compensation and benefits expense, for the three and six months ended June 30, 2016, respectively.

General, Administrative and Other Expenses.  General, administrative and other expenses increased by $0.3 million, or 2.1%, to $15.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. In 2016, we realigned certain general and administrative expenses with our operating activities, which resulted in a decrease of $1.0 million in general and administrative expenses attributable to our operating segments and increased general and administrative expenses attributable to OMG.

General, administrative and other expenses increased by $3.4 million, or 11.5%, to $32.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. In addition to the 2016 realignment of certain general and administrative expenses with our operating activities, professional fees, occupancy, information technology and travel costs have increased by $2.6 million to support our global platform expansion and as a result of 2015 acquisitions. These expenses were further increased by a reduction in offsetting administrative fees of $0.8 million that are presented on a net basis within general, administrative and other expenses.

Net Investment Loss.  Net investment losses were $12.7 million and $13.1 million for the three and six months ended June 30, 2016, respectively. Prior to the fourth quarter of 2015, there was no investment activity within OMG. For the three and six months ended June 30, 2016, the losses were due to unrealized depreciation on the OMG investments of $11.9 million and $11.5 million, respectively, primarily attributable to unrealized losses of $14.1 million from an equity method investment. Additionally, for the three and six months ended June 30, 2016 interest expense of $0.7 million and $1.4 million, respectively, was allocated to OMG contributing to the net investment loss.

Non-GAAP Performance Measures. For the three months ending June 30, 2016, FRE decreased by $6.7 million, or 18.2%, over the prior year, primarily due to increases in compensation and benefits of $6.4 million, which  also negatively impacted OMG’s DE and ENI period over period. PRE was negative $12.7 million for the three months ended June 30, 2016, attributable to unrealized losses on certain investments not directly aligned with one of our three operating segments.

For the six months ending June 30, 2016, FRE decreased by $15.1 million, or 20.3%, over the prior year, primarily due to increases in compensation and benefits and general, administrative and other expenses of $11.8 million and $3.4 million, respectively. These changes also drove the decrease in OMG’s DE and ENI period over period. PRE was negative $13.1 million for the six months ended June 30, 2016, attributable to unrealized losses on certain investments not directly aligned with one of our three operating segments.

Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures

Income before provision for income taxes is the GAAP financial measure most comparable to ENI, FRE, PRE and DE. For a detailed reconciliation of certain non‑GAAP measures to Consolidated GAAP financial measure, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi‑annually, net realized performance fees, which are unpredictable as to amount and timing and fund distributions related to our investments in products that we manage, which are also unpredictable as to amount and timing, and (4)  net borrowing provided by the Credit Facility. As of June 30, 2016, our cash and cash equivalents were $264.6 million, including investments in money market funds, and we had no borrowings outstanding under the $1.03 billion Credit Facility. The ability to make drawings under the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.

We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our investment commitments more than just funds we advise, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) repay borrowings under the Credit Facility, Senior Notes, Term Loan and related interest costs, (7) pay income taxes and (8) make distributions to our unit holders in accordance with our distribution policy. In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions.

Net realized performance fees also provide a source of liquidity. Performance fees are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or hurdle rate. Performance fees are typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.

Our accrued performance fees by segment as of June 30, 2016, gross and net of accrued contingent repayment obligations, are set forth below:

				Accrued
	Accrued		Consolidated Accrued	Contingent	Net Accrued
	Performance Fees	Eliminations (1)	Performance Fees	Obligation	Performance Fees

Segment
Credit Group	$83,125	$(6,317)	$76,808	$(5,716)	$71,092
Private Equity Group	525,153	—	525,153	—	525,153
Real Estate Group	24,103	—	24,103	—	24,103
Total	$632,381	$(6,317)	$626,064	$(5,716)	$620,348

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.

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

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Statements of cash flows data
Net cash provided by (used in) operating activities	$69	$(533)
Net cash used in investing activities	(5)	(71)
Net cash provided by financing activities	86	556
Effect of foreign exchange rate change	(7)	1
Net change in cash and cash equivalents	$143	$(47)

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by our earnings in the respective periods after adjusting for non‑cash compensation and performance fees.  Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in the operating activities of the Company and our Consolidated Funds.

Our net cash flows provided by operating activities was $69.0 million for the six months ended June 30, 2016, compared to $532.9 million of net cash used in operating activities for the same prior period. The change was primarily due to net purchases of investments by our Consolidated Funds which decreased from $1.1 million for the six months ended June 30, 2015 to $595.8 million for the six months ended June 30, 2016. Our increasing working capital needs reflect the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us with the necessary liquidity to manage short-term fluctuations in working capital and to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for acquisitions and fixed assets. Net cash used in investing activities was $5.3 million and $71.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in investing activities was primarily driven by the $64.4 million of cash used to complete acquisitions during the six months ended June 30, 2015. Purchases of fixed assets also decreased by $1.5 million for the six months ended June 30, 2016 compared to the prior year period.

Financing Activities

Net cash flow provided by financing activities was $86.0 million and $556.3 million for the six months ended June 30, 2016 and 2015, respectively.  Proceeds from the issuance of our June 2016 preferred unit offering, net of issuance costs, resulted in cash inflow of $299.0 million. Net repayments on our debt obligations were $110.0 million during the six months ended June 30, 2016 compared to net borrowings of $50.0 million for the same prior period in 2015. The net repayment on our debt obligations for the six months ended June 30, 2016 was primarily due to the inflow of cash from the preferred equity offering, which was used to temporarily repay the outstanding balance on the Credit Facility pending consummation of the ARCC and American Capital, Ltd. Merger Agreement (“ARCC-ACAS Transaction”). Distributions to our senior professionals, common unitholders and other owners of Ares Operating Group decreased by $36.9 million to $82.5 million for the six months ended June 30, 2016. For a summary of the ARCC-ACAS Transaction, see Note 9,  “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Our Consolidated Funds made net repayments of $44.9 million on their debt obligations for the six months ended June 30, 2016, as compared to net borrowings of $566.8 million on their debt obligations for the six months ended June 30, 2015.  The increased borrowings in 2015 was related to the launch of a new CLO.  Contributions from non‑controlling interests in our Consolidated Funds decreased by $58.9 million to $48.1 million due to new commitments to a consolidated fund within our Credit Group that closed in the six months ended June 30, 2015.  Distributions decreased $25.1 million to $23.2 million for the six months ended June 30, 2016.

Capital Resources

Our debt obligations include (a) the Credit Facility, (b) Senior Notes issued by a subsidiary of Ares Holdings, (c) Term Loan, (d) loan obligations of the consolidated CLOs and (e) credit facilities of the Consolidated Funds.

The following table summarizes the Company’s debt obligations:

			As of June 30, 2016		As of December 31, 2015
		Original Borrowing	Carrying		Carrying
	Maturity	Amount	Value	Interest Rate	Value	Interest Rate
Credit Facility(1)	4/30/2019	—	$—	—	$110,000	2.11%
Senior Notes (2)	10/8/2024	$250,000	244,377	4.21%	244,077	4.21%
Term Loan(3)	7/29/2026	$35,250	35,053	2.49%	35,043	2.18%
Total debt obligations			$279,430		$389,120

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

(3)

A subsidiary of the Company is the borrower. The Term Loan is backed by collateral in the form of CLO senior tranches owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.025% of a maximum investment amount.

As of June 30, 2016, we were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.

We intend to use a portion of our available liquidity to make cash distributions to our preferred and common unit holders on a quarterly basis in accordance with the terms of and our distribution policies. Our ability to make cash distributions to our preferred and common unit holders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiaries and for our subsidiary that operates as a broker‑dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2016, we were required to maintain approximately $20.2 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one‑for‑one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with the TRA recipients that will provide for the payment by the corporate taxpayers to the TRA recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. As of June 30, 2016, there have been a limited number of exchanges of AOG Units for Ares Management, L.P. common units.

Preferred Equity Offering

In June 2016, we issued preferred equity consisting of 12,400,000 units designated as Series A Preferred Equity (the “Preferred Equity”), for a total offering price of $310.0 million. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity will be payable quarterly starting in September 2016 at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit. The proceeds, net of expenses of $11.0 million, totaling $299.0 million were temporarily used to repay the outstanding balance on our Credit Facility pending consummation of the ARCC-ACAS

Transaction. If the ARCC-ACAS Transaction is not consummated, we intend to use the net proceeds for general corporate purposes, including for acquisitions and investments and for temporary repayments of borrowings under the Credit Facility.

Exercise of Indicus Fixed Put Option

Upon acquisition of Indicus Advisors, LLP (“Indicus”) in November 2011, certain former owners of Indicus (“Former Owners”) were provided a put option on their equity interest at a strike price of $40 million to be exercised during 2016 (“Fixed Price Put Option”), among other consideration. We have been notified of the Former Owners’ intention to exercise their Fixed Price Put Option. We are obligated to make payment of $40 million to settle this option in November 2016, subject to continuing negotiations.

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

Fair Value Measurement

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2016:

		Private	Real
	Credit	Equity	Estate	Total
	(Dollars in millions)
Level I	$333	$1,098	$—	$1,431
Level II	9,352	408	50	9,810
Level III	19,951	10,836	5,392	36,179
Total fair value	29,636	12,342	5,442	47,420
Other net asset value and available capital(1)	32,466	10,695	4,682	47,843
Total AUM	$62,102	$23,037	$10,124	$95,263

(1)	Includes fund net non‑investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).

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

Commitments and Contingencies

Capital Commitments

As of June 30, 2016 and December 31, 2015, we had aggregate unfunded commitments of $619.9 million and $436.4 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

As of June 30, 2016, we had $37.6 million in unfunded commitments to invest in certain funds managed by Kayne Anderson Capital Advisors, L.P.

Guarantees

On July 30, 2014, AM LLC agreed to provide credit support to a new $75.0 million credit facility (the “Guaranteed Facility”) entered into by a wholly owned subsidiary of ACRE with a national banking association. AM LLC is the parent entity to ACRE’s external manager. In connection with the facility, AM LLC agreed to purchase all loans and other obligations, outstanding under the Guaranteed Facility at a price equal to 100% of the outstanding balance (i) upon an acceleration or certain events of default by ACRE under the Guaranteed Facility or (ii) among other things, in the event that AM LLC’s corporate credit rating is downgraded to below investment grade. ACRE pays AM LLC a credit support fee of 1.50% per annum times the average amount of the loans outstanding under the Guaranteed Facility, payable monthly, and reimburses AM LLC for its out‑of‑pocket costs and expenses in connection with the Guaranteed Facility. As of June 30, 2016, we recorded the fair value of this guarantee of $1.7 million within accounts payable, accrued expenses and other liabilities. There were no outstanding balance under the Guaranteed Facility as of June 30, 2016. The total outstanding balance under the Guaranteed Facility was $66.2 million as of December 31, 2015. Our maximum exposure to loss shall not exceed $75.0 million plus accrued interest. This guarantee expires on September 30, 2016. We have determined that the likelihood of default is remote. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Indemnifications

Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements. As of June 30, 2016, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Based primarily on our investment performance and the fact that our performance fees are generally determined on a liquidation basis, if the funds were liquidated at their then current fair values as of December 31, 2015, there would be no contingent obligation. Accordingly, the Company did not record a contingent liability as of that date. Based on fair values as of June 30, 2016, the Company recorded a liability associated with the contingent obligation of $5.7 million. Of this amount, $3.4 million is recoverable from the Company’s senior professionals and other professionals who previously received performance fees, and as such, a receivable has been recorded. There can be no assurance that we will not incur further contingent obligations in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2016 and December 31, 2015, had we assumed all existing investments were worthless, the amount of performance fees, net of tax, subject to potential repayment, would have been approximately $356.5 million and $322.2 million, respectively, of which approximately $275.3 million and $247.9 million, respectively, is reimbursable to the Company by certain professionals.

Performance fees are also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples.

Our senior professionals and other professionals who have received performance fees distributions are responsible for funding their proportionate share of any contingent obligations. However, the governing agreements of certain of our funds provide that if a current or former professional from such funds does not fund his or her respective share, then we may have to fund additional amounts beyond what we received in performance fees, although we will generally retain the right to pursue any remedies that we have under such governing agreements against those performance fees recipients who fail to fund their obligations.

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

There have been no material changes in our market risks for the six months ended June 30, 2016. For additional information on our market risks, refer to our Annual Report on Form 10‑K for the year ended December 31, 2015, which is accessible on the SEC’s website at sec.gov.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co‑principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2016 and December 31, 2015, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors

The recent vote in the United Kingdom to exit from the European Union could adversely affect our business and our operations.

              The recent vote by the electorate in a referendum in the United Kingdom (U.K.) to exit from the European Union (E.U.) (referred to as “Brexit”) could disrupt our business and operations, including the liquidity and value of our investments. Since its announcement, Brexit has caused significant geo-political uncertainty and market volatility in the U.K. and elsewhere.  Although the referendum is non-binding, the U.K.’s leadership has indicated that it expects Brexit to be passed into law and to commence negotiations with the E.U. to determine the future terms, including with respect to trade, of the U.K.’s ongoing relationship with the E.U.  These negotiations are expected to take a number of years, which could prolong the related uncertainty and volatility, which among other things, could affect the pace of capital deployment and investment realizations.

Depending on the outcome of these negotiations, the U.K. could lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members, which could have a material adverse effect on our operations and the operations of our portfolio companies. For example, a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could make doing business in Europe more difficult. In addition, our current and prospective funds could lose their Alternative Investment Fund Managers Directive marketing passport, which provides them the license to market funds across borders within the single E.U. market without obtaining local regulatory approval.  The movement of capital and the mobility of personnel may also be restricted. These and other by-products of Brexit, such as the tightening of credit in the U.K. commercial real estate market, may also increase the costs of having operations, conducting business and making investments in the U.K. and Europe.   As a result, the performance of our funds which are focused on investing in the U.K. and to a lesser extent across Europe, such as certain funds in our Credit and Real Estate Groups may be disproportionately affected compared to those funds that invest more broadly across global geographies or are focused on different regions.

               The Brexit vote has also caused exchange rate fluctuations that have resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, including the British pound and the Euro.  Where un-hedged, the strengthening of the U.S. dollar relative to other currencies may, among other things, adversely affect the results of operations of our funds and investments that are denominated in non-U.S. dollar currencies and also adversely affect businesses that rely on the strength of foreign currencies against the U.S. dollar, and thereby have a negative impact on our investments in those businesses.  Movements in the rate of exchange between the U.S. dollar and non U.S. dollar currencies affect the management fees earned by funds with fee earning AUM denominated in non U.S. dollar currencies as well as by funds with fee earning AUM denominated in U.S. dollars that hold investments denominated in non U.S. dollar currencies.  Additionally, movements in exchange rates affect operating expenses for our foreign offices that are denominated in non-U.S. currencies, cash balances we hold in non-U.S. currencies and investments we hold in non-U.S. currencies.

 Further, the U.K.’s determination as to which, if any, E.U. laws to repeal, retain, replace or replicate upon its exit from the E.U. could exacerbate the uncertainty and result in divergent national laws and regulations.  Changes to the regulatory regimes in the U.K. or the E.U. and its member states could materially affect our business prospects and opportunities and increase our costs.  In addition, Brexit could potentially disrupt the tax jurisdictions in which we operate and affect the tax benefits or liabilities in these or other jurisdictions in a manner that is adverse to us and/or our funds.  Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors”

in our Annual Report on Form 10‑K for the year ended December 31, 2015, which is accessible on the SEC’s website at www.sec.gov. Except for the above risk factor, there have been no material changes to the risk factors disclosed in the Form 10‑K.

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

3.2

Second Amended and Restated Agreement of Limited Partnership of Ares Management, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on June 9, 2016).

10.1

Amendment No. 6, dated as of May 23, 2016, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).

10.2

Transaction Support and Fee Waiver Agreement, dated May 23, 2016, between Ares Capital Corporation and Ares Capital Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).

10.3

Amended and Restated Limited Partnership Agreement of Ares Holdings L.P. dated June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.4

Second Amended and Restated Limited Partnership Agreement of Ares Domestic Holdings L.P. dated June 8, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.5

Second Amended and Restated Limited Partnership Agreement of Ares Offshore Holdings L.P. dated June 8, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.6

Amended and Restated Limited Partnership Agreement of Ares Investments L.P. dated June 8, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.7

Second Amended and Restated Limited Partnership Agreement of Ares Real Estate Holdings L.P. dated June 8, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.8	*	Amended and Restated Exchange Agreement.
99.1

Second Amended and Restated LLC Agreement of Ares Management GP LLC dated June 8, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*		Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*		XBRL Instance Document.
101.SCH*		XBRL Taxonomy Extension Schema Document.
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:	Ares Management GP LLC, its general partner

Dated: August 9, 2016	By	/s/ Antony P. Ressler
		Name:	Antony P. Ressler
		Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2016	By	/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)