Form 10-Q
period 2016-09-30
ARES MANAGEMENT LP
filed 2016-11-07
CIK 1176948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

The number of common units representing limited partner interests outstanding as of November 1, 2016 was 80,802,687.

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

•

“distributable earnings” or “DE”, a non-GAAP measure, is an operating metric that assesses our performance without the effects of our consolidated funds and the impact of unrealized income and expenses, which generally fluctuate with fair value changes. Among other things, this metric also is used to assist in determining amounts potentially available for distribution. However, the declaration, payment, and determination of the amount of distributions to unitholders, if any, is at the sole discretion of our Board of Directors, which may change our distribution policy at any time.  Distributable earnings is calculated as the sum of Fee Related Earnings, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is typically presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, and equity compensation expense.  DE is presented prior to the effect of income taxes and to distributions made to our preferred unitholders, unless otherwise noted;

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

•

“performance related earnings” or “PRE”, a non-GAAP measure, is used to assess our investment performance net of performance fee compensation. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income that we earn from our Consolidated Funds and non-consolidated funds;

•	“Credit Facility” refers to revolving credit facility of the Ares Operating Group;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Senior Notes” refers to senior notes of a wholly owned subsidiary of Ares Holding;
•	“Term Loan” refers to term loan of a wholly owned subsidiary of AM LLC;

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Ares Management, L.P.

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Unit Data)

	As of September 30,	As of December 31,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$336,783	$121,483
Investments (includes fair value investments of $461,717 and $446,779 at September 30, 2016 and December 31, 2015, respectively)	482,944	468,287
Performance fees receivable	654,409	534,661
Due from affiliates	163,857	144,982
Other assets	66,883	62,975
Intangible assets, net	64,191	84,971
Goodwill	143,818	144,067
Assets of Consolidated Funds:
Cash and cash equivalents	213,256	159,507
Investments, at fair value	3,127,521	2,559,783
Due from affiliates	8,816	12,923
Dividends and interest receivable	8,286	13,005
Receivable for securities sold	45,813	13,416
Other assets	2,557	1,348
Total assets	$5,319,134	$4,321,408
Liabilities
Accounts payable, accrued expenses and other liabilities	$90,404	$102,626
Accrued compensation	131,181	125,032
Due to affiliates	14,397	12,901
Performance fee compensation payable	520,586	401,715
Debt obligations	279,587	389,120
Put option liability	40,000	20,000
Deferred tax liability, net	6,256	21,288
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	12,243	18,951
Due to affiliates	10,001	—
Payable for securities purchased	178,011	51,778
CLO loan obligations, at fair value	2,653,580	2,174,352
Fund borrowings	34,960	11,734
Total liabilities	3,971,206	3,329,497
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	—	23,505
Preferred equity (12,400,000 units issued and outstanding at September 30, 2016)	298,637	—
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	349,032	320,238
Equity appropriated for Consolidated Funds	—	3,367
Non-controlling interest in Consolidated Funds	349,032	323,605
Non-controlling interest in Ares Operating Group entities	423,468	397,883
Controlling interest in Ares Management, L.P. :
Partners' Capital (80,794,582 units and 80,679,600 units issued and outstanding at September 30, 2016 and at December 31, 2015, respectively)	286,176	251,537
Accumulated other comprehensive loss	(9,385)	(4,619)
Total controlling interest in Ares Management, L.P.	276,791	246,918
Total equity	1,347,928	968,406
Total liabilities, redeemable interest, non-controlling interests and equity	$5,319,134	$4,321,408

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Unit Data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues
Management fees (includes ARCC Part I Fees of $33,260, $90,884 and $31,680, $89,972 for the three and nine months ended September 30, 2016 and 2015, respectively)	$163,609	$158,051	$480,563	$473,341
Performance fees	164,482	(22,223)	337,686	160,351
Administrative and other fees	7,369	8,026	22,761	21,231
Total revenues	335,460	143,854	841,010	654,923
Expenses
Compensation and benefits	111,916	104,872	335,249	305,808
Performance fee compensation	123,173	(20,293)	253,739	112,643
General, administrative and other expenses	38,197	50,862	116,845	149,740
Consolidated Funds' expenses	10,088	945	11,014	15,227
Total expenses	283,374	136,386	716,847	583,418
Other income (expense)
Net interest and investment expense (includes interest expense of $4,136, $13,819 and $5,913, $13,251 for the three and nine months ended September 30, 2016 and 2015, respectively)	(1,681)	(4,864)	(47)	(805)
Other income (expense), net	23,042	2,769	33,956	(799)
Net realized and unrealized gain (loss) on investments	19,358	(7,684)	21,349	12,035
Net interest and investment income of the Consolidated Funds (includes interest expense of $26,413, $67,469 and $23,848, $59,992 for the three and nine months ended September 30, 2016 and 2015, respectively)	8,737	8,458	25,759	30,000
Net realized and unrealized gain (loss) on investments of Consolidated Funds	23,883	(38,232)	(5,723)	(40,020)
Total other income (expense)	73,339	(39,553)	75,294	411
Income (loss) before taxes	125,425	(32,085)	199,457	71,916
Income tax expense	7,641	5,579	7,868	15,741
Net income (loss)	117,784	(37,664)	191,589	56,175
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	7,861	(9,219)	(3,064)	(7,705)
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	107	(119)	456	310
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	66,511	(16,977)	116,404	44,376
Net income (loss) attributable to Ares Management, L.P.	43,305	(11,349)	77,793	19,194
Preferred equity distributions paid	6,751	—	6,751	—
Net income (loss) attributable to Ares Management, L.P. common unitholders	$36,554	$(11,349)	$71,042	$19,194
Net income (loss) attributable to Ares Management, L.P. per common unit:
Basic	$0.45	$(0.14)	0.87	0.23
Diluted	$0.43	$(0.14)	0.86	0.23
Weighted-average common units
Basic	80,793,984	80,676,232	80,741,460	80,671,786
Diluted	84,464,591	80,676,232	82,667,049	80,671,786
Distribution declared and paid per common unit	$0.28	$0.26	$0.63	$0.75

Substantially all revenue is earned from affiliated funds of the Company.

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$117,784	$(37,664)	$191,589	$56,175
Other comprehensive income:
Foreign currency translation adjustments	(2,241)	(3,292)	(12,566)	(2,158)
Total comprehensive income (loss)	115,543	(40,956)	179,023	54,017
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	7,861	(9,200)	(3,064)	(7,660)
Less: Comprehensive income (loss) attributable to redeemable interests in Ares Operating Group entities	105	(133)	409	303
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	65,125	(19,016)	108,651	43,051
Comprehensive income (loss) attributable to Ares Management, L.P.	42,452	(12,607)	73,027	18,323

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)

(unaudited)

					Consolidated Funds
			Accumulated	Non-controlling	Equity	Non-controlling
			Other	Interest in Ares	Appropriated	Interest in
	Preferred	Partners'	Comprehensive	Operating	for Consolidated	Consolidated	Total
	Equity	Capital	Loss	Group Entities	Funds	Funds	Equity
Balance at December 31, 2015	$—	$251,537	$(4,619)	$397,883	$3,367	$320,238	$968,406
Cumulative effect of accounting change due to the adoption of ASU 2014-13	—	—	—	—	(3,367)	—	(3,367)
Issuance of preferred equity	298,637	—	—	—	—	—	298,637
Changes in ownership interests	—	1,392	—	(2,273)	—	—	(881)
Forfeiture of equity in connection with redemption of redeemable interest	—	1,276	—	2,061	—	—	3,337
Deferred tax assets effects arising from allocation of Partners' capital	—	1,958	—	5	—	—	1,963
Contributions	—	—	—	—	—	93,128	93,128
Distributions	(6,751)	(50,882)	—	(98,881)	—	(61,270)	(217,784)
Net income (loss)	6,751	71,042	—	116,404	—	(3,064)	191,133
Currency translation adjustment	—	—	(4,766)	(7,753)	—	—	(12,519)
Equity compensation	—	9,853	—	16,022	—	—	25,875
Balance at September 30, 2016	$298,637	$286,176	$(9,385)	$423,468	$—	$349,032	$1,347,928

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$191,589	$56,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	27,185	24,126
Depreciation and amortization	28,622	44,156
Net realized and unrealized gain on investments	(21,349)	(12,035)
Contingent consideration	(17,486)	1,630
Other non-cash amounts	—	10
Investments purchased	(61,941)	(106,477)
Proceeds from sale of investments	69,958	40,975
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(6,876)	(6,177)
Net realized and unrealized loss on investments	5,723	40,020
Amortization on debt and investments	(2,404)	(577)
Investments purchased	(1,527,581)	(1,491,069)
Proceeds from sale or pay down of investments	1,024,289	853,185
Cash flows due to changes in operating assets and liabilities:
Restricted cash	—	32,180
Net performance fees receivable	(1,804)	4,358
Due to/from affiliates	(25,333)	37
Other assets	(817)	2,756
Accrued compensation and benefits	6,678	(16,151)
Accounts payable, accrued expenses and other liabilities	5,823	(24,170)
Deferred taxes	(15,032)	(1,174)
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(53,745)	1,228,452
Cash relinquished with deconsolidation of Consolidated Funds	—	(870,390)
Change in other assets and receivables held at Consolidated Funds	(14,780)	(9,387)
Change in other liabilities and payables held at Consolidated Funds	129,922	(312,039)
Net cash used in operating activities	(259,359)	(521,586)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(64,436)
Purchase of furniture, equipment and leasehold improvements, net	(8,167)	(8,589)
Net cash used in investing activities	(8,167)	(73,025)
Cash flows from financing activities:
Proceeds from debt issuance, net of offering costs	—	316,475
Proceeds from credit facility	147,000	75,000
Proceeds from term notes	—	35,250
Repayments of credit facility	(257,000)	(75,000)
Proceeds from the issuance of preferred equity, net of issuance costs	298,637	—
Distributions	(150,424)	(183,459)
Preferred equity distributions	(6,751)	—
Other financing activities	(701)	85
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	93,128	88,139
Distributions to non-controlling interests in Consolidated Funds	(61,270)	(83,121)
Borrowings under loan obligations by Consolidated Funds	530,731	763,813
Repayments under loan obligations by Consolidated Funds	(103,648)	(101,142)
Net cash provided by financing activities	489,702	836,040
Effect of exchange rate changes	(6,876)	(2,609)
Net change in cash and cash equivalents	215,300	238,820
Cash and cash equivalents, beginning of period	121,483	148,858
Cash and cash equivalents, end of period	$336,783	$387,678
Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$9,441	$6,722
Cash paid during the period for income taxes	$13,562	$11,832
Consolidated Funds:
Cash paid during the period for interest	$38,229	$32,985
Cash paid during the period for income taxes	$179	$898
Non-cash increase in assets and liabilities:
Issuance of AOG Units to non-controlling interest holders in connection with acquisitions	$—	$25,468

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

1. ORGANIZATION

Ares Management, L.P. (the “Company”), a Delaware limited partnership formed on November 15, 2013, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: the Credit Group,  the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”), which are generally organized as pass‑through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.

The Company is a holding partnership, and the Company’s sole assets are equity interests in Ares Holdings Inc. (“AHI”), Ares Offshore Holdings, Ltd., and AI Holdco LLC (“AI”). In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group”: Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P. (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.

Non-Controlling Interests in Ares Operating Group Entities

The non-controlling interests in Ares Operating Group (“AOG”) entities represent a component of equity and net income attributable to the owners of the Ares Operating Group Units (“AOG Units”) that are not held directly or indirectly by the Company. These interests are adjusted for contributions to and distributions from AOG during the reporting period and are allocated income from the AOG entities based on their historical ownership percentage for the proportional number of days in the reporting period.

Income Allocation

Income (loss) before taxes is allocated based on each partner’s average daily ownership of the AOG entities for each period presented.

As of September 30, 2016, the Company owned a 38.25% direct interest, or 80,794,582 AOG Units, in each of the AOG entities; Ares Owners Holding L.P. owns a 55.83% direct interest, or 117,933,313 AOG Units, in each of the AOG entities; and an affiliate of Alleghany Corporation (such affiliate, “Alleghany”) owns a 5.92% direct interest, or 12,500,000 AOG Units, in each of the AOG entities. For the nine months ended September 30, 2016, the daily average ownership of AOG Units in each of the AOG entities by the Company, Ares Owners Holding L.P., and Alleghany was 37.98%,  56.14% and 5.88%, respectively.

Preferred Equity

In June 2016, the Company issued preferred equity consisting of 12,400,000 units designated as Series A Preferred Equity (the “Preferred Equity”), for a total offering price of $310.0 million. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are payable quarterly at a rate per annum equal to 7.00%. The first dividend of $0.544444 per unit of approximately $6.8 million, was declared and paid on September 30, 2016. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit. The proceeds, net of expenses, totaling $298.6 million were temporarily used to repay the outstanding balance on the Company’s Credit Facility pending consummation of the ARCC-ACAS Transaction (see Note 9). If the ARCC-ACAS Transaction is not consummated, the Company intends to use the net proceeds for general corporate purposes, including for acquisitions and investments and for repayments of borrowings under the Credit Facility.

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

The condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. These Consolidated Funds include certain Ares-affiliated funds, related co-investment entities and collateralized loan obligations (“CLOs”) (collectively, the “Consolidated Funds”) managed by Ares Management LLC (“AM LLC”) and its wholly owned subsidiaries that have been consolidated pursuant to GAAP. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying condensed consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to controlling interests or on total controlling equity. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in Consolidated Funds in the accompanying condensed consolidated financial statements. Further, cash flows allocable to non-controlling interest in Consolidated Funds are specifically identifiable in the Condensed Consolidated Statements of Cash Flows. All intercompany balances and transactions have been eliminated upon consolidation.

The Company has reclassified certain prior period amounts to conform to the current presentation.

Equity Appropriated for Consolidated Funds and Adoption of ASU 2014-13

Effective January 1, 2016, the Company adopted FASB Accounting Standards Update (“ASU”) 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The Company applied the guidance using a modified retrospective approach by recording a cumulative-effect adjustment of $3.4 million to equity appropriated for Consolidated Funds as of January 1, 2016.

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

Equity Compensation

Forfeitures

During the quarter ended March 31, 2016, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718). In accordance with ASU 2016-09, the Company elected to recognize share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Prior to the adoption of ASU 2016-09, the Company applied an estimated forfeiture rate as a reduction of current period equity compensation expense.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on its condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to reduce diversity in practice among public entities. ASU 2016-15 clarifies the appropriate cash flow classification(s) for certain cash receipts or payments made by an entity, including: debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from insurance claims, proceeds from corporate-owned life insurance policies, distributions from equity method investees, and beneficial interests in securitization transactions. It also confirms the proper treatment of cash receipts or payments that have aspects of more than one type of cash flow. The guidance should be applied using a retrospective approach. ASU 2016-15 is effective for public entities for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

3. GOODWILL AND INTANGIBLE ASSETS

Finite Lived Intangible Assets, Net

The Company’s intangible assets include acquired management contracts, client relationships, a trade name, and the future benefits of managing new assets for existing clients that were recognized at fair value as of their acquisition dates.

The following table summarizes the carrying value, net of accumulated amortization, for the Company’s intangible assets:

	Weighted Average
	Amortization Period		As of September 30,	As of December 31,
	at September 30, 2016		2016	2015
Management contracts	2.1	years	$111,939	$163,469
Client relationships	11.8	years	38,600	38,600
Trade name	5.8	years	3,200	3,200
Intangible assets, gross			153,739	205,269
Foreign currency translation			(2,721)	(1,436)
Total intangible assets acquired			151,018	203,833
Less: accumulated amortization			(86,827)	(118,862)
Intangible assets, net			$64,191	$84,971

Amortization expense associated with intangible assets was $6.4 million and $10.1 million for the three months ended September 30, 2016 and 2015, respectively, and $20.8 million and $37.6 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2016, the Company removed $51.5 million of intangible assets that were fully amortized.

Goodwill

The following table summarizes the carrying value of the Company's goodwill assets:

		Private	Real
	Credit	Equity	Estate	Total
Balance as of December 31, 2015	$32,196	$58,600	$53,271	$144,067
Foreign currency translation	—	—	(249)	(249)
Balance as of September 30, 2016	$32,196	$58,600	$53,022	$143,818

There was no impairment of goodwill during any of the periods presented.

4. INVESTMENTS

The Company’s investments are comprised of investments at fair value as a result of the election of the fair value option or in accordance with investment company accounting, equity method investments (using the equity method or fair value option) and held-to-maturity investments.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Fair Value Investments, excluding Equity Method Investments Held at Fair Value

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Private Investment Partnership Interests:
AREA Sponsor Holdings, LLC	$34,878	$37,275	7.8%	8.7%
ACE II Master Fund, L.P. (1)(2)	22,400	22,015	5.0%	5.2%
Ares Corporate Opportunities Fund III, L.P.	98,864	108,506	22.2%	25.4%
Ares Corporate Opportunities Fund IV, L.P. (2)	35,874	30,571	8.1%	7.2%
Resolution Life L.P.	33,410	40,703	7.5%	9.5%
Other private investment partnership interests (1)(3)	163,698	132,405	36.8%	31.0%
Total private investment partnership interests (cost: $300,068 and $297,026 at September 30, 2016 and December 31, 2015, respectively)	389,124	371,475	87.4%	87.0%
Collateralized Loan Obligations Interests:
Collateralized loan obligations(3)	55,937	55,752	12.6%	13.0%
Total collateralized loan obligations (cost: $57,150 and $59,183 at September 30, 2016 and December 31, 2015, respectively)	55,937	55,752	12.6%	13.0%
Common Stock:
Common stock(3)	96	81	0.0%	0.0%
Total common stock (cost: $122 and $116 at September 30, 2016 and December 31, 2015, respectively)	96	81	0.0%	0.0%
Total fair value investments (cost: $357,340 and $356,325 at September 30, 2016 and December 31, 2015, respectively)	$445,157	$427,308

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. dollars at each reporting date
(2)	Represents underlying security that is held through various legal entities
(3)	No single issuer or investment had a fair value that exceeded 5% of the Company's total net assets.

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company's equity method investments, including those where the fair value option was elected, are summarized below:

	As of September 30, 2016	As of December 31, 2015
Equity method investments	$3,604	$4,486
Equity method investments at fair value	16,560	19,471
Total equity method investments	$20,164	$23,957

Held-to-Maturity Investments

The Company classifies certain investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. A summary of the cost and fair value of CLO notes classified as held-to-maturity investments is as follows:

	As of September 30, 2016	As of December 31, 2015
Amortized cost	$17,623	$17,022
Unrealized loss, net	(195)	(334)
Fair value	$17,428	$16,688

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Based on the Company’s ability and intent to hold the investments until maturity and the underlying credit performance, the Company has determined that the net unrealized losses are temporary impairments as of September 30, 2016 and December 31, 2015.

There were no sales of held-to-maturity investments during the nine months ended September 30, 2016 and 2015.  All contractual maturities are greater than 10 years as of September 30, 2016. Actual maturities may differ from contractual maturities because underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties.

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
United States:
Fixed income securities:
Consumer discretionary	$592,858	$393,902	19.1%	15.4%
Consumer staples	71,983	40,030	2.3%	1.6%
Energy	44,218	38,617	1.4%	1.5%
Financials	112,870	78,806	3.6%	3.1%
Healthcare, education and childcare	242,198	162,191	7.7%	6.3%
Industrials	176,887	161,830	5.7%	6.3%
Information technology	248,326	138,186	7.9%	5.4%
Materials	133,041	95,767	4.3%	3.7%
Partnership interests	139,200	86,902	4.5%	3.4%
Telecommunication services	248,906	202,256	8.0%	7.9%
Utilities	37,358	12,733	1.2%	0.5%
Total fixed income securities (cost: $2,028,060 and $1,462,570 at September 30, 2016 and December 31, 2015, respectively)	2,047,845	1,411,220	65.7%	55.1%
Equity securities:
Energy	406	—	0.0%	—
Healthcare, education and childcare	57	344	0.0%	0.0%
Telecommunication services	—	510	—	0.0%
Total equity securities (cost: $3,911 and $8,304 at September 30, 2016 and December 31, 2015, respectively)	463	854	0.0%	0.0%

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Europe:
Fixed income securities:
Consumer discretionary	$164,809	$221,707	5.3%	8.7%
Consumer staples	48,086	50,625	1.5%	2.0%
Financials	24,931	29,922	0.8%	1.2%
Healthcare, education and childcare	115,414	104,704	3.7%	4.1%
Industrials	105,074	109,778	3.4%	4.3%
Information technology	47,597	31,562	1.5%	1.2%
Materials	103,522	98,450	3.3%	3.8%
Telecommunication services	118,473	149,105	3.8%	5.8%
Utilities	806	768	0.0%	0.0%
Total fixed income securities (cost: $761,028 and $836,217 at September 30, 2016 and December 31, 2015, respectively)	728,712	796,621	23.3%	31.1%
Equity securities:
Consumer discretionary	3,795	4,306	0.1%	0.2%
Consumer staples	1,480	1,286	0.0%	0.1%
Healthcare, education and childcare	52,994	37,294	1.7%	1.5%
Telecommunication services	25	159	0.0%	0.0%
Total equity securities (cost: $89,776 and $ 80,827 at September 30, 2016 and December 31, 2015, respectively)	58,294	43,045	1.8%	1.8%
Asia and other:
Fixed income securities:
Consumer discretionary	22,764	34,810	0.7%	1.4%
Financials	1,241	—	0.0%	—
Healthcare, education and childcare	10,389	23,999	0.3%	0.9%
Telecommunication services	8,930	9,909	0.3%	0.4%
Total fixed income securities (cost: $45,200 and $57,868 at September 30, 2016 and December 31, 2015, respectively)	43,324	68,718	1.3%	2.7%
Equity securities:
Consumer discretionary	40,304	55,532	1.3%	2.2%
Consumer staples	51,281	55,442	1.6%	2.2%
Healthcare, education and childcare	32,598	32,865	1.0%	1.3%
Industrials	16,569	12,891	0.5%	0.5%
Total equity securities (cost: $122,408 and $118,730 at September 30, 2016 and December 31, 2015, respectively)	140,752	156,730	4.4%	6.2%

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Fair value as a
			percentage of total
	Fair value at		investments at
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Canada:
Fixed income securities:
Consumer discretionary	$3,971	$827	0.1%	0.0%
Consumer staples	5,262	1,369	0.2%	0.1%
Energy	10,403	8,724	0.3%	0.3%
Healthcare, education and childcare	14,482	14,819	0.5%	0.6%
Industrials	631	513	0.0%	0.0%
Telecommunication services	14,550	6,627	0.5%	0.3%
Total fixed income securities (cost: $49,153 and $34,397 at September 30, 2016 and December 31, 2015, respectively)	49,299	32,879	1.6%	1.3%
Equity securities:
Consumer discretionary	306	—	0.0%	—
Total equity securities (cost: $408 and $0 at September 30, 2016 and December 31, 2015, respectively)	306	—	0.0%	—
Australia:
Fixed income securities:
Consumer discretionary	3,141	—	0.1%	—
Energy	9,546	8,888	0.3%	0.3%
Industrials	4,891	3,657	0.2%	0.1%
Utilities	21,141	16,041	0.7%	0.6%
Total fixed income securities (cost: $44,280 and $39,574 at September 30, 2016 and December 31, 2015, respectively)	38,719	28,586	1.3%	1.0%
Equity securities:
Telecommunication services	1,060	5,370	0.0%	0.2%
Utilities	18,747	15,760	0.6%	0.6%
Total equity securities (cost: $20,843 and $25,524 at September 30, 2016 and December 31, 2015, respectively)	19,807	21,130	0.6%	0.8%
Total fixed income securities	2,907,899	2,338,024	93.2%	91.2%
Total equity securities	219,622	221,759	6.8%	8.8%
Total investments, at fair value	$3,127,521	$2,559,783

At September 30, 2016 and December 31, 2015, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company's total consolidated net assets.

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

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of September 30, 2016:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Fixed income-collateralized loan obligations	$—	$—	$55,937	$—	$55,937
Equity securities	96	—	—	—	96
Partnership interests	—	—	33,410	372,274	405,684
Total investments, at fair value	96	—	89,347	372,274	461,717
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	3,236	—	—	3,236
Total derivative assets, at fair value	—	3,236	—	—	3,236
Total	$96	$3,236	$89,347	$372,274	$464,953
Liabilities of the Company, at fair value
Contingent considerations	$—	—	(22,345)	—	(22,345)
Total liabilities, at fair value	—	—	(22,345)	—	(22,345)
Derivative liabilities of the Company, at fair value
Foreign exchange contracts	—	(748)	—	—	(748)
Total derivative liabilities, at fair value	—	(748)	—	—	(748)
Total	$—	$(748)	$(22,345)	$—	$(23,093)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Total
Bonds	$—	$120,521	$60,470	$180,991
Loans	—	2,375,536	205,828	2,581,364
Collateralized loan obligations	—	—	6,342	6,342
Total fixed income	—	2,496,057	272,640	2,768,697
Equity securities	54,565	57	164,976	219,598
Partnership interests	—	—	139,200	139,200
Other	—	26	—	26
Total investments, at fair value	$54,565	$2,496,140	$576,816	$3,127,521
Derivative assets of Consolidated Funds, at fair value
Other	—	—	779	779
Total derivative assets, at fair value	—	—	779	779
Total	$54,565	$2,496,140	$577,595	$3,128,300
Derivative liabilities of Consolidated Funds, at fair value
Foreign exchange contracts	$—	$(153)	$—	$(153)
Other	—	—	(909)	(909)
Total derivative liabilities, at fair value	—	(153)	(909)	(1,062)
Loan obligations of CLOs	—	(2,653,580)	—	(2,653,580)
Total	$—	$(2,653,733)	$(909)	$(2,654,642)

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2015:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Fixed income-collateralized loan obligations	$—	$—	$55,752	$—	$55,752
Equity securities	81	—	—	—	81
Partnership interests	—	—	51,703	339,243	390,946
Total investments, at fair value	81	—	107,455	339,243	446,779
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	1,339	—	—	1,339
Total derivative assets, at fair value	—	1,339	—	—	1,339
Total	$81	$1,339	$107,455	$339,243	$448,118
Liabilities of the Company, at fair value
Contingent considerations	$—	$—	$(40,831)	$—	$(40,831)
Total liabilities, at fair value	—	—	(40,831)	—	(40,831)
Derivative liabilities of the Company, at fair value
Foreign exchange contracts	—	(176)	—	—	(176)
Interest rate contracts	—	(214)	—	—	(214)
Total derivative liabilities, at fair value	—	(390)	—	—	(390)
Total	$—	$(390)	$(40,831)	$—	$(41,221)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Total
Bonds	$—	$126,289	$109,023	$235,312
Loans	—	1,875,341	134,346	2,009,687
Collateralized loan obligations	—	—	6,121	6,121
Total fixed income	—	2,001,630	249,490	2,251,120
Equity securities	76,033	15,760	129,809	221,602
Partnership interests	—	—	86,902	86,902
Other	—	159	—	159
Total investments, at fair value	$76,033	$2,017,549	$466,201	$2,559,783
Derivative liabilities of Consolidated Funds, at fair value
Foreign exchange contracts	$—	$(369)	$—	$(369)
Other	—	—	(10,307)	(10,307)
Total derivative liabilities, at fair value	—	(369)	(10,307)	(10,676)
Loan obligations of CLOs	—	—	(2,174,352)	(2,174,352)
Total	$—	$(369)	$(2,184,659)	$(2,185,028)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$54,155	$44,746	$98,901	$41,035
Purchases(1)	4	833	837	—
Sales/settlements(2)	(943)	—	(943)	(1,000)
Realized and unrealized appreciation (depreciation), net	2,721	(12,169)	(9,448)	(17,690)
Balance, end of period	$55,937	$33,410	$89,347	$22,345
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$2,479	$(6,237)	$(3,758)	$(17,690)

			Partnership	Derivatives,
Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Interests	Net	Total
Balance, beginning of period	$143,334	$237,372	$115,440	$(2,076)	$494,070
Transfer in	18,135	54,202	—	—	72,337
Transfer out	—	(70,910)	—	—	(70,910)
Purchases(1)	6,171	94,527	21,433	—	122,131
Sales(2)	(290)	(45,002)	(2,933)	(543)	(48,768)
Amortized discounts/premiums	—	374	—	214	588
Realized and unrealized appreciation (depreciation), net	(2,374)	2,077	5,260	2,275	7,238
Balance, end of period	$164,976	$272,640	$139,200	$(130)	$576,686
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(59)	$(2,977)	$5,261	$2,143	$4,368

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2015:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$15,463	$56,348	$71,811	$62,807
Purchases(1)	42,084	-	42,084	—
Sales/settlements(2)	(944)	—	(944)	(1,000)
Realized and unrealized appreciation (depreciation), net	(2,046)	—	(2,046)	43
Balance, end of period	$54,557	$56,348	$110,905	$61,850
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(2,513)	$—	$(2,513)	$43

			Partnership	Derivatives,
Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Interests	Net	Total
Balance, beginning of period	$175,975	$268,967	$99,372	$(13,628)	$530,686
Transfer in	—	54,488	—	—	54,488
Transfer out	—	(90,643)	—	—	(90,643)
Purchases(1)	165,897	13,246	—	—	179,143
Sales(2)	(53,327)	(24,748)	—	237	(77,838)
Amortized discounts/premiums	—	778	—	250	1,028
Realized and unrealized appreciation (depreciation), net	(4,662)	256	(392)	3,669	(1,129)
Balance, end of period	$283,883	$222,344	$98,980	$(9,472)	$595,735
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(507)	$(3,393)	$(392)	$3,574	$(718)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$55,752	$51,703	$107,455	$40,831
Purchases(1)	11	9,000	9,011	—
Sales/settlements(2)	(3,236)	—	(3,236)	(1,000)
Realized and unrealized appreciation (depreciation), net	3,410	(27,293)	(23,883)	(17,486)
Balance, end of period	$55,937	$33,410	$89,347	$22,345
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$2,043	$(7,293)	$(5,250)	$(17,486)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Partnership	Derivatives,
Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Interests	Net	Total
Balance, beginning of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Transfer in	15,760	64,796	—	—	80,556
Transfer out	(344)	(75,192)	—	—	(75,536)
Purchases(1)	15,839	132,958	34,533	—	183,330
Sales(2)	(290)	(85,430)	(3,233)	45	(88,908)
Amortized discounts/premiums	—	1,103	—	298	1,401
Realized and unrealized appreciation (depreciation), net	4,202	(15,085)	20,998	9,834	19,949
Balance, end of period	$164,976	$272,640	$139,200	$(130)	$576,686
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$4,385	$(10,760)	$20,998	$8,617	$23,240

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2015:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$—	$45,348	$45,348	$2,049
Investment in deconsolidated fund(3)	17,815	—	17,815	—
Purchases(1)	47,084	11,000	58,084	59,171
Sales/settlements(2)	(7,202)	—	(7,202)	(1,000)
Realized and unrealized appreciation (depreciation), net	(3,140)	—	(3,140)	1,630
Balance, end of period	$54,557	$56,348	$110,905	$61,850
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(4,301)	$—	$(4,301)	$1,630

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

(3)   Balance for the Company was previously eliminated upon consolidation and not reported as Level III investments.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

			Partnership	Derivatives,
Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Interests	Net	Total
Balance, beginning of period	$3,263,311	$2,192,395	$137,272	$(20,993)	$5,571,985
Deconsolidation of funds (3)	(3,080,402)	(1,897,304)	(137,272)	12,980	(5,101,998)
Transfer in	—	20,833	—	—	20,833
Transfer out	(17,281)	(83,953)	—	—	(101,234)
Purchases(1)	165,893	64,364	99,372	—	329,629
Sales(2)	(53,719)	(65,187)	—	2,351	(116,555)
Amortized discounts/premiums	—	483	—	(250)	233
Realized and unrealized appreciation (depreciation), net	6,081	(9,287)	(392)	(3,560)	(7,158)
Balance, end of period	$283,883	$222,344	$98,980	$(9,472)	$595,735
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$812	$(10,082)	$1	$(3,446)	$(12,715)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.
(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.
(3)	Represents investment in Consolidated Funds that were deconsolidated during the period.

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the nine months ended September 30, 2016 and 2015, there were no transfers between Level I and Level II.

The following table sets forth a summary of changes in the fair value of the Level III liabilities for the CLO loan obligations for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$—	$2,324,964	$2,174,352	$12,049,019
Accounting change due to the adoption of ASU 2014-13(1)	—	—	(2,174,352)	—
Deconsolidation of funds	—	—	—	(10,264,884)
Borrowings	—	—	—	602,077
Paydowns	—	(61,436)	—	(61,842)
Realized and unrealized gains, net	—	(42,384)	—	(103,226)
Balance, end of period	$—	$2,221,144	$—	$2,221,144

(1)

Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer considered Level III financial liabilities under the GAAP fair value hierarchy. As of January 1, 2016, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2016:

	Fair		Unobservable
	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$33,410	Other	N/A	N/A
Collateralized loan obligations	55,937	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$89,347
Liabilities
Contingent considerations	$22,345	Discounted cash flow	Discount rate	4.6% - 6.7%
			Commitment period revenue	$0 - $45,000
Total	$22,345

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2015:

	Fair		Unobservable
	Value	Valuation Technique(s)	Input(s)	Range
Assets
Partnership interests	$40,703	Discounted cash flow	Discount Rate	10%
Partnership interests	11,000	Recent transaction price(1)	N/A	N/A
Collateralized loan obligations	55,752	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$107,455
Liabilities
Contingent considerations	$40,831	Discounted cash flow	Discount rate	4.4% - 6.8%
			Commitment period revenue	$0 - $75,000
Total	$40,831

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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of September 30, 2016:

					Weighted
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Average
Assets
Equity securities
	$58,575	EV market multiple analysis	EBITDA multiple(2)	1.9x - 11.2x	3.5x
	32,598	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 40.0x 25.0%	35.0x 25.0%
	19,153	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	139,200	Discounted cash flow	Discount rate	20.0%	20.0%
	54,650	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	180,341	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	7,051	EV market multiple analysis	EBITDA multiple(2)	9.2x	9.2x
	4,253	Income approach	Collection rates	1.2x	1.2x
	51,580	Income approach	Yield	3.3% - 13.8%	8.8%
	7,618	Discounted cash flow	Discount rate	7.8% - 16.0%	11.1%
	1,839	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	5,214	Recent transaction price(1)	N/A	N/A	N/A
	14,744	Income approach	Discount rate Constant prepayment rate Constant default rate Recovery rate	7.8% - 14.3% 5.0% - 10.0% 11.9% - 25.1% 0.0% - 40.0%	11.6% 5.2% 16.0% 1.8%
Derivatives instruments of Consolidated Funds	779	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$577,595
Liabilities
Derivatives instruments of Consolidated Funds	909	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$909

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

For investments valued using net asset value (“NAV”) per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restrictions of such investments are presented below:

	As of September 30, 2016		As of December 31, 2015
Segment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Restriction(s)
Credit Group	$69,369	$43,776	$98,251	$89,917	(1)(2)(3)
Private Equity Group	182,875	112,102	157,234	78,700	(1)
Real Estate Group	67,087	49,181	56,547	99,802	(1)
Operations Management Group	52,943	33,348	27,211	22,789	(1)(2)
Totals	$372,274	$238,407	$339,243	$291,208

(1)	Includes certain closed‑ended funds that do not permit investors to redeem their interests.
(2)	Includes certain open‑ended funds that require a redemption notice of thirty to sixty days before the redemption date; after which an investor has the right to withdraw its capital.
(3)	Includes certain funds that are separately managed investment vehicles, which may be redeemed only upon dissolution or liquidation of the fund at the discretion of a simple majority of investors.

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

Quantitative Disclosures of Derivative Financial Instruments

The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of September 30, 2016 and December 31, 2015. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis in either other assets or accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition:

	As of September 30, 2016				As of December 31, 2015
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$—	$—	$—	$—	$250,000	$214
Foreign exchange contracts	59,003	3,236	19,657	748	94,634	1,339	53,245	176
Total derivatives, at fair value	$59,003	$3,236	$19,657	$748	$94,634	$1,339	$303,245	$390

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	As of September 30, 2016				As of December 31, 2015
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$255	$—	$23,806	$153	$—	$—	$25,572	$369
Other financial instruments	3,504	779	322	909	—	—	4,063	10,307
Total derivatives, at fair value	3,759	779	24,128	1,062	—	—	29,635	10,676
Other—equity(2)	253	—	—	—	522	159	—	—
Total	$4,012	$779	$24,128	$1,062	$522	$159	$29,635	$10,676

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)	Includes the fair value of warrants which are presented as equity securities within investments of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

The tables below set forth the rights of offset and related arrangements associated with the Company’s derivative and other financial instruments as of September 30, 2016 and December 31, 2015. The columns titled “Gross Amounts Not Offset in the Statement of Financial Condition” in the tables below relate to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts of	Gross Amounts	Net Amounts of	of Financial Condition
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
The Company as of September 30, 2016	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$3,236	$—	$3,236	$(137)	$3,099
Liabilities:
Derivatives	(748)	—	(748)	137	(611)
Net derivatives assets	$2,488	$—	$2,488	$—	$2,488

				Gross Amounts
				Not Offset
				in the Statement
	Gross Amounts of	Gross Amounts	Net Amounts of	of Financial Condition
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial
The Company as of December 31, 2015	(Liabilities)	(Liabilities)	Presented	Instruments	Net Amount
Assets:
Derivatives	$1,339	$—	$1,339	$(176)	$1,163
Liabilities:
Derivatives	(390)	—	(390)	176	(214)
Net derivatives assets	$949	$—	$949	$—	$949

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The tables below set forth the rights of offset and related arrangements associated with the Consolidated Funds’ derivative and other financial instruments as of September 30, 2016 and December 31, 2015. The columns titled “Gross Amounts Not Offset in the Statement of Financial Condition” in the tables below relate to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Condensed Consolidated Statements of Financial Condition.

				Gross Amounts Not
				Offset in the Statement
				of Financial Condition
	Gross Amounts of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
Consolidated Funds as of September 30, 2016	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$2,381	$(1,602)	$779	$—	$—	$779
Liabilities:
Derivatives	(2,664)	1,602	(1,062)	—	—	(1,062)
Net derivatives liabilities	$(283)	$—	$(283)	$—	$—	$(283)

				Gross Amounts Not
				Offset in the Statement
				of Financial Condition
	Gross Amounts of	Gross Amounts	Net Amounts of		Cash Collateral
	Recognized Assets	Offset in Assets	Assets (Liabilities)	Financial	Received
Consolidated Funds as of December 31, 2015	(Liabilities)	(Liabilities)	Presented	Instruments	(Pledged)	Net Amount
Assets:
Derivatives	$85	$(85)	$—	$—	$—	$—
Liabilities:
Derivatives	(10,761)	85	(10,676)	—	—	(10,676)
Net derivatives liabilities	$(10,676)	$—	$(10,676)	$—	$—	$(10,676)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

7. DEBT

The following table summarizes the Company’s and its subsidiaries’ debt obligations:

			As of September 30, 2016		As of December 31, 2015
		Original Borrowing	Carrying		Carrying
	Maturity	Amount	Value	Interest Rate	Value	Interest Rate
Credit Facility(1)	4/30/2019	—	$—	—	$110,000	2.11%
Senior Notes(2)	10/8/2024	$250,000	244,530	4.21%	244,077	4.21%
Term Loan(3)	7/29/2026	$35,250	35,057	2.61%	35,043	2.18%
Total debt obligations			$279,587		$389,120

(1)

The AOG entities are borrowers under the Credit Facility, which provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity). It has a variable interest rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.75% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.75%. The unused commitment fee is 0.25% per annum. There is a base rate and LIBOR floor of zero.

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

Debt obligations of the Company and its subsidiaries are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2016, the Company and its subsidiaries were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation. Debt issuance costs may be recorded as a reduction of the corresponding debt obligation and are amortized over the term of the obligation. In connection with amending the terms of the Credit Facility, new debt issuance costs of approximately $0.6 million were incurred during the nine months ended September 30, 2016. The unamortized portion of the Credit Facility’s debt issuance costs of $5.3 million and $6.2 million as of September 30, 2016 and December 31, 2015, respectively, is included in other assets in the Condensed Consolidated Statements of Financial Condition. The unamortized portion of the Senior Notes and Term Loan debt issuance costs of $2.1 million and $2.2 million as of September 30, 2016 and December 31, 2015, respectively, is included in the net carrying value of the Company’s debt obligations in the Condensed Consolidated Statements of Financial Condition. Amortization of debt issuance costs was $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2016 and 2015, and is included in net interest and investment income in the Condensed Consolidated Statements of Operations.

Loan Obligations of the Consolidated CLOs

Loan obligations of the Consolidated Funds that are CLOs ("Consolidated CLOs") represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the consolidated CLOs using the fair value of the financial assets of its consolidated CLOs. Several of the Consolidated CLOs issued preferred shares representing the subordinated interests that are mandatorily redeemable upon the maturity dates of the senior secured loan obligations. As a result, these shares have been classified as liabilities and are included in CLO loan obligations in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

As of September 30, 2016 and December 31, 2015, the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of September 30, 2016			As of December 31, 2015
			Weighted Average			Weighted Average
	Loan	Fair Value of	Remaining	Loan	Fair Value of	Remaining
	Obligations	Loan Obligations	Maturity In Years	Obligations	Loan Obligations	Maturity In Years
Senior secured notes(1)	$2,482,925	$2,483,197	9.38	$2,101,506	$2,054,123	9.55
Subordinated notes / preferred shares(2)	238,708	170,383	9.47	194,443	120,229	9.53
Total loan obligations of Consolidated CLOs	$2,721,633	$2,653,580		$2,295,949	$2,174,352

(1)

Original borrowings under the senior secured notes totaled $2.7 billion, with various maturity dates ranging from October 2024 to July 2028. The weighted average interest rate as of September 30, 2016 was 3.96%.

(2)

Original borrowings under the subordinated notes totaled $238.7 million, with various maturity dates ranging from October 2024 to July 2028. They do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

Loan obligations of the Consolidated CLOs are collateralized by the assets held by the Consolidated CLOs, consisting of cash and cash equivalents, corporate loans, corporate bonds and other securities. The assets of one Consolidated CLO may not be used to satisfy the liabilities of another Consolidated CLO. Loan obligations of the Consolidated CLOs include floating rate notes, deferrable floating rate notes, revolving lines of credit and subordinated notes. Amounts borrowed under the notes are repaid based on available cash flows subject to priority of payments under each Consolidated CLO’s governing documents. Based on the terms of these facilities, the creditors of the facilities have no recourse to the Company.

Credit Facilities of the Consolidated Funds

Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2016 and December 31, 2015, the Consolidated Funds were in compliance with all financial and non‑financial covenants under such credit facilities.

The Consolidated Funds had the following revolving bank credit facilities outstanding as of September 30, 2016 and December 31, 2015:

			As of September 30, 2016		As of December 31, 2015
	Maturity	Total	Outstanding		Outstanding
Type of Facility	Date	Capacity	Loan(1)	Effective Rate	Loan(1)	Effective Rate
Consolidated Funds credit facility	01/01/23	$18,000	$12,484	2.38%	$11,734	2.00%
Consolidated Funds credit facility	06/30/18	$44,952	22,476	EURIBOR + 1.55%	—	N/A
Total borrowings of Consolidated Funds			$34,960		$11,734

(1)	The fair values of the borrowings approximate the carrying value, as the interest rate on the borrowings is a floating rate.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

8. REDEEMABLE INTERESTS

The following table sets forth a summary of changes in the redeemable interests in the AOG entities for the nine months ended September 30, 2016:

Beginning balance at December 31, 2015	$23,505
Redemption of redeemable interest in consolidated subsidiary	(20,000)
Forfeiture of equity in connection with redemption of ownership interest	(3,337)
Distributions	(661)
Net income	456
Currency translation adjustment	(47)
Equity compensation	84
Ending Balance	$—

Upon acquisition of Indicus Advisors, LLP (“Indicus”) in November 2011, certain former owners of Indicus (“Former Owners”) were provided a put option on their equity interest at a strike price of $40 million to be exercised during 2016 (“Fixed Price Put Option”), among other consideration. In August 2016, the Former Owners’ exercised their Fixed Price Put Option. The Company expects to make a payment of $40 million to settle this option in November 2016. At the time of payment to settle the option, an increase in tax basis will occur and a liability will be recorded for the Company’s obligations under the tax receivable agreement (“TRA”) with respect to tax savings that result from the amortization expected from the increased basis.

9. COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and have not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2016, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Capital Commitments

As of September 30, 2016 and December 31, 2015, the Company had aggregate unfunded commitments of $598.4 million and $436.4 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

As of September 30, 2016, the Company had $33.3 million in unfunded commitments to invest in certain funds managed by Kayne Anderson Capital Advisors, L.P.

ARCC and American Capital, Ltd. Merger Agreement

On May 23, 2016, ARCC and American Capital, Ltd. (“ACAS”) entered into a definitive merger agreement pursuant to which ARCC will acquire ACAS in a cash and stock transaction valued at approximately $4.0 billion (the "ARCC-ACAS Transaction"). To support the ARCC-ACAS Transaction, the Company, through its subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, will (i) provide approximately $275 million of cash consideration, or $1.20 per share of ACAS common stock, payable to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement at the closing of the ARCC-ACAS Transaction and (ii) waive, for

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

each of the first ten calendar quarters beginning with the first full calendar quarter after the closing of the ARCC-ACAS Transaction, the lesser of (x) $10 million of ARCC Part I Fees and (y) the amount of ARCC Part I Fees for such quarter, in each case, to the extent earned and payable by ARCC in such quarter (collectively, the "Transaction Support").

The Transaction Support is conditioned upon completion of the ARCC-ACAS Transaction. While there can be no assurances as to the exact timing, or that the ARCC-ACAS Transaction will be completed at all, the ARCC-ACAS Transaction is expected to be completed as early as the first week of January 2017. The completion of the ARCC-ACAS Transaction is subject to certain conditions, including, among others, ACAS and ARCC shareholder approvals, required regulatory approvals, receipt of certain third party consents and other customary closing conditions.

Guarantees

On July 30, 2014, AM LLC agreed to provide credit support to a $75.0 million credit facility (the “Guaranteed Facility”), entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”) with a national banking association. The Guaranteed Facility was extended through September 30, 2016, at which time the credit facility was repaid and the Guaranteed Facility expired.

In connection with the acquisition of Energy Investors Funds (“EIF”), contingent consideration is payable to EIF’s former membership interest holders if certain funds and co-investment vehicles meet certain revenue and fee paying commitment targets. The fair value of the liability for contingent consideration is subject to change until the liability is settled with the related impact recorded to the Company’s Condensed Consolidated Statements of Operations within other income (expense), net. During the three months ended September 30, 2016, the Company reduced its contingent consideration liability, resulting in a gain of $17.7 million for the period. As of September 30, 2016 and December 31, 2015, the estimated fair value of the contingent consideration liability was $20.5 million and $38.1 million, respectively.

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

At September 30, 2016 and December 31, 2015, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $366.1 million and $322.2 million, respectively, of which approximately $283.0 million and $247.9 million, respectively, is reimbursable to the Company by certain professionals. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2016 and December 31, 2015, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of either date.

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

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

10. RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenue is earned from its affiliates, including management fees, performance fees, administrative expense reimbursements and service fees. The related accounts receivable are included within due from affiliates on the Company’s Condensed Consolidated Statements of Financial Condition, except that performance fees receivable, which are entirely due from affiliated funds, are presented separately within the Condensed Consolidated Statements of Financial Condition.

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

The Company considers its professionals and non‑consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of September 30,	As of December 31,
	2016	2015
Due from affiliates:
Management fees receivable from non-consolidated funds	$125,841	$112,405
Payments made on behalf of and amounts due from non-consolidated funds and employees	38,016	32,577
Due from affiliates—Company	$163,857	$144,982
Amounts due from portfolio companies and non-consolidated funds	$8,816	$12,923
Due from affiliates—Consolidated Funds	$8,816	$12,923
Due to affiliates:
Management fee rebates payable to non-consolidated funds	$7,523	$6,679
Management fees paid in advance	4,297	1,738
Payments made by non-consolidated funds on behalf of and amounts due from the Company	2,577	4,484
Due to affiliates—Company	$14,397	$12,901
Amounts due to portfolio companies and non-consolidated funds	$10,001	$—
Due to affiliates—Consolidated Funds	$10,001	$—

Due from Ares Funds and Portfolio Companies

In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

non‑consolidated funds for which it is reimbursed. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional services, travel and other costs associated with particular portfolio company holdings are subject to reimbursement by the portfolio companies.

11. INCOME TAXES

A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI, as well as corporate subsidiaries of Ares Investments, which are U.S. corporations for tax purposes. AHI is subject to U.S. corporate tax on earnings that flow through from Ares Holdings with respect to both AOG Units and preferred units. The income of these U.S. corporations is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). The Company’s income tax provision includes corporate level income taxes and entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company’s income tax expense was $7.6 million and $5.6 million for the three months ended September 30, 2016 and 2015, respectively, and $7.9 million and $15.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three and nine months ended September 30, 2016 and 2015, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of September 30, 2016, the Company’s U.S. federal income tax returns for the years 2013 through 2016 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2016. Foreign tax returns are generally subject to audit from 2010 to 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

12. EARNINGS PER COMMON UNIT

Basic earnings per common unit is computed by dividing income available to common unitholders by the weighted‑average number of common units outstanding during the period. Diluted earnings per common unit is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three and nine months ended September 30, 2016, the treasury stock method was the more dilutive method for the unvested restricted units and no participating securities had rights to undistributed earnings. For the three and nine months ended September 30, 2015, the two-class method was the more dilutive method for the unvested restricted units. The computation of diluted earnings per common unit for the three and nine months ended September 30, 2016 and 2015 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Options	22,164,772	25,013,577	23,008,147	25,022,983
Restricted units	—	1,226,609	62,909	409,124
AOG units	130,852,861	132,432,659	131,858,404	132,429,403

The following table presents the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Ares Management, L.P. common unitholders	$36,554	$(11,349)	$71,042	$19,194
Earnings distributed to participating securities (restricted units)	(480)	(158)	(895)	(591)
Preferred stock dividends(1)	—	(4)	(8)	(11)
Net income (loss) available to common unitholders	$36,074	$(11,511)	$70,139	$18,592
Basic weighted-average common units	80,793,984	80,676,232	80,741,460	80,671,786
Basic earnings (loss) per common unit	$0.45	$(0.14)	$0.87	$0.23

Net income (loss) attributable to Ares Management, L.P. common unitholders	$36,554	$(11,349)	$71,042	$19,194
Earnings distributed to participating securities (restricted units)	—	(158)	—	(591)
Preferred stock dividends(1)	—	(4)	(8)	(11)
Net income (loss) available to common unitholders	$36,554	$(11,511)	$71,034	$18,592
Effect of dilutive units:
Restricted units	3,670,607	—	1,925,589	—
Diluted weighted-average common units	84,464,591	80,676,232	82,667,049	80,671,786
Diluted earnings (loss) per common unit	$0.43	$(0.14)	$0.86	$0.23

(1)	Dividends relate to the preferred shares that were issued by Ares Real Estate Holdings LLC and were redeemed on July 1, 2016.

13. EQUITY COMPENSATION

 Ares Management, L.P. 2014 Equity Incentive Plan

In 2014, the Company adopted its Equity Incentive Plan, under which the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash. Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets and increases on January 1 each year. Accordingly, on January 1, 2016, the total number of units available for issuance under the Equity Incentive Plan increased to 31,962,710 units. During the nine months ended September 30, 2016, a total of 1,567,837 units and unit options, net of forfeitures and vesting, were issued and 30,394,893 units remain available to be issued as of September 30, 2016.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Equity‑based compensation expense, net of forfeitures is included in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted units	$5,350	$3,464	$14,797	$10,373
Options	2,693	4,495	11,153	12,224
Phantom units	433	449	1,235	1,529
Equity-based compensation expense	$8,476	$8,408	$27,185	$24,126

During the nine months ended September 30, 2016, 1,772,865 net options were forfeited.

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

The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Distribution Equivalent”). For the three and nine months ended September 30, 2016, Distribution Equivalents were made to the holders of restricted units in the amount of $2.3 million and $4.4 million, respectively, which are presented as distributions within the Condensed Consolidated Statements of Changes in Equity until forfeited, at which time the cumulative payments are reclassified to compensation and benefits expense.

The following table presents unvested restricted units’ activity during the nine months ended September 30, 2016 and 2015:

	2016		2015
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Restricted Units	Value Per Unit	Restricted Units	Value Per Unit
Balance - January 1	4,657,761	$18.01	4,776,053	$18.08
Granted	4,058,721	14.58	171,444	17.27
Vested	(35,947)	17.37	(9,331)	18.45
Forfeited	(549,835)	16.92	(177,379)	18.05
Balance - September 30	8,130,700	$16.41	4,760,787	$18.06

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $90.9 million as of September 30, 2016 and is expected to be recognized over the remaining weighted average period of 3.29 years.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

Adoption of ASU 2016-09

The Company adopted ASU 2016-09 effective January 1, 2016 using a modified retrospective approach and recorded a cumulative-effect adjustment with the following impact to beginning equity:

	Partners' Capital	Non-Controlling Interest in AOG Entities	Redeemable Interest in AOG Entities
Balance at December 31, 2015	$251,537	$397,883	$23,505
Retained earnings	(3,357)	(5,470)	(38)
Paid-in-capital - equity compensation	3,767	6,138	43
Distributions - dividend equivalent	(410)	(668)	(5)
Balance at December 31, 2015 (as adjusted)	$251,537	$397,883	$23,505

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

14. SEGMENT REPORTING

The Company operates through its distinct operating segments. In 2016, the Company revised its reportable segments by combining two of its segments into a single segment to reflect a change in how the Company is managed. The previously disclosed Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made to more effectively manage the Company’s broad array of credit products and to better position the Credit Group to capitalize on future growth opportunities. In addition, in the third quarter of 2016 the Company moved its Special Situations strategy from the Credit Group to the Private Equity Group to better align the segment presentation with how the investment strategies for the Special Situations funds are managed. The Company has modified historical results to conform with its current presentation.

The Company’s three revised operating segments are:

•

Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $62.0 billion of assets under management and 135 funds as of September 30, 2016. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy (formerly known as the bank loan strategy) focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy (formerly known as the asset-backed strategy) invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments comprised of diversified portfolios of consumer and commercial assets. The Company is one of the largest self-originating direct lenders to the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Credit Group conducts its U.S. corporate lending activities primarily through ARCC, the largest business development company as of June 30, 2016, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.

•

Private Equity Group:  The Company’s Private Equity Group has approximately $24.9 billion of assets under management as of September 30, 2016, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations (formerly part of the Credit Group). The group manages five corporate private equity commingled funds focused on North America and Europe and one focused on greater China, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and five special situations funds as of September 30, 2016. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

•

Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.4 billion of assets under management across 46 funds as of September 30, 2016.  Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing property types across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major property types in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.

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

Economic net income (“ENI”), a non-GAAP measure, is an operating metric used by management to evaluate total operating performance, a decision tool for deployment of resources, and an assessment of the performance of the Company’s business segments. ENI differs from net income by excluding (a) income tax expense, (b) operating results of the Consolidated Funds, (c) depreciation and amortization expense, (d) placement fees and underwriting costs (e) the effects of changes arising from corporate actions, and (f) certain other items that the Company believes are not indicative of its total operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers and acquisitions and capital transactions, and expenses incurred in connection with corporate reorganization.

Fee related earnings (“FRE”), a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees,  is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from the Consolidated Funds and non-consolidated funds and certain other items that the Company believes are not indicative its performance.

Performance related earnings (“PRE”), a non-GAAP measure, is used to assess the Company’s investment performance net of performance fee compensation. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income earned from the Consolidated Funds and non-consolidated funds.

Distributable earnings (“DE”), a non-GAAP measure, is an operating metric that assesses the Company’s performance without the effects of the Consolidated Funds and the impact of unrealized income and expenses, which generally fluctuate with fair value changes. Among other things, this metric also is used to assist in determining amounts potentially available for distribution. However, the declaration, payment, and determination of the amount of distributions to unitholders, if any, is at the sole discretion of the Company’s Board of Directors, which may change the distribution policy at any time. Distributable earnings is calculated as the sum of fee related earnings, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is typically presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, and equity compensation expense. DE is

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

presented prior to the effect of income taxes and to distributions made to the Company’s preferred unitholders, unless otherwise noted.

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

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2016:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $33,260)	$115,795	$35,182	$17,819	$168,796	$—	$168,796
Other fees	280	309	162	751	—	751
Compensation and benefits	(43,662)	(15,442)	(8,992)	(68,096)	(29,242)	(97,338)
General, administrative and other expenses	(6,952)	(3,872)	(2,181)	(13,005)	(13,869)	(26,874)
Fee related earnings	65,461	16,177	6,808	88,446	(43,111)	45,335
Performance fees—realized	22,422	108,245	2,170	132,837	—	132,837
Performance fees—unrealized	11,152	16,569	4,647	32,368	—	32,368
Performance fee compensation—realized	(7,241)	(86,537)	—	(93,778)	—	(93,778)
Performance fee compensation—unrealized	(11,686)	(13,387)	(4,322)	(29,395)	—	(29,395)
Net performance fees	14,647	24,890	2,495	42,032	—	42,032
Investment income (loss)—realized	587	11,268	(151)	11,704	(20,005)	(8,301)
Investment income—unrealized	5,460	7,066	6,211	18,737	15,979	34,716
Interest and other investment income	5,940	417	714	7,071	15	7,086
Interest expense	(1,831)	(1,399)	(242)	(3,472)	(664)	(4,136)
Net investment income (loss)	10,156	17,352	6,532	34,040	(4,675)	29,365
Performance related earnings	24,803	42,242	9,027	76,072	(4,675)	71,397
Economic net income	$90,264	$58,419	$15,835	$164,518	$(47,786)	$116,732
Distributable earnings	$83,527	$46,842	$7,002	$137,371	$(70,636)	$66,735

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2015:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $31,680)	$108,434	$38,086	$15,690	$162,210	$—	$162,210
Other fees(1)	103	679	551	1,333	—	1,333
Compensation and benefits	(40,437)	(13,854)	(10,262)	(64,553)	(26,264)	(90,817)
General, administrative and other expenses	(7,567)	(3,109)	(4,872)	(15,548)	(14,098)	(29,646)
Fee related earnings	60,533	21,802	1,107	83,442	(40,362)	43,080
Performance fees—realized	4,588	—	3,044	7,632	—	7,632
Performance fees—unrealized	(6,863)	(32,115)	5,137	(33,841)	—	(33,841)
Performance fee compensation—realized	(276)	—	(1,826)	(2,102)	—	(2,102)
Performance fee compensation—unrealized	954	23,623	(2,182)	22,395	—	22,395
Net performance fees	(1,597)	(8,492)	4,173	(5,916)	—	(5,916)
Investment income (loss)—realized	646	(2,672)	1,063	(963)	—	(963)
Investment loss—unrealized	(5,769)	(23,332)	(187)	(29,288)	—	(29,288)
Interest and other investment income	4,678	199	158	5,035	—	5,035
Interest expense	(3,097)	(2,404)	(412)	(5,913)	—	(5,913)
Net investment income (loss)	(3,542)	(28,209)	622	(31,129)	—	(31,129)
Performance related earnings	(5,139)	(36,701)	4,795	(37,045)	—	(37,045)
Economic net income	$55,394	$(14,899)	$5,902	$46,397	$(40,362)	$6,035
Distributable earnings	$63,076	$16,132	$2,734	$81,942	$(42,358)	$39,584

(1) For the three months ending September 30, 2015, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds.  As a result, for the three months ended September 30, 2015, $5.6 million and $1.0 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2016:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $90,884)	$332,182	$111,100	$50,794	$494,076	$—	$494,076
Other fees	939	983	855	2,777	—	2,777
Compensation and benefits	(130,496)	(43,359)	(29,871)	(203,726)	(86,450)	(290,176)
General, administrative and other expenses	(18,132)	(10,181)	(7,882)	(36,195)	(46,534)	(82,729)
Fee related earnings	184,493	58,543	13,896	256,932	(132,984)	123,948
Performance fees—realized	44,624	171,024	5,142	220,790	—	220,790
Performance fees—unrealized	(1,544)	109,848	10,030	118,334	—	118,334
Performance fee compensation—realized	(9,978)	(136,761)	(53)	(146,792)	—	(146,792)
Performance fee compensation—unrealized	(9,853)	(88,766)	(8,328)	(106,947)	—	(106,947)
Net performance fees	23,249	55,345	6,791	85,385	—	85,385
Investment income (loss)—realized	390	14,641	412	15,443	(20,093)	(4,650)
Investment income (loss)—unrealized	9,256	(1,030)	7,943	16,169	4,460	20,629
Interest and other investment income (loss)	21,617	8,532	1,642	31,791	(53)	31,738
Interest expense	(6,729)	(4,201)	(788)	(11,718)	(2,101)	(13,819)
Net investment income (loss)	24,534	17,942	9,209	51,685	(17,787)	33,898
Performance related earnings	47,783	73,287	16,000	137,070	(17,787)	119,283
Economic net income	$232,276	$131,830	$29,896	$394,002	$(150,771)	$243,231
Distributable earnings	$227,438	$107,823	$18,719	$353,980	$(169,144)	$184,836

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2015:

		Private	Real			Total
	Credit	Equity	Estate	Total		Stand
	Group	Group	Group	Segments	OMG	Alone
Management fees (Credit Group includes ARCC Part I Fees of $89,972)	$322,378	$113,632	$49,003	$485,013	$—	$485,013
Other fees(1)	300	728	2,136	3,164	—	3,164
Compensation and benefits	(123,434)	(40,005)	(30,385)	(193,824)	(71,709)	(265,533)
General, administrative and other expenses	(20,998)	(9,946)	(11,125)	(42,069)	(43,386)	(85,455)
Fee related earnings	178,246	64,409	9,629	252,284	(115,095)	137,189
Performance fees—realized	77,690	21,496	3,146	102,332	—	102,332
Performance fees—unrealized	(41,152)	85,992	9,343	54,183	—	54,183
Performance fee compensation—realized	(42,639)	(16,700)	(1,826)	(61,165)	—	(61,165)
Performance fee compensation—unrealized	24,984	(73,501)	(2,961)	(51,478)	—	(51,478)
Net performance fees	18,883	17,287	7,702	43,872	—	43,872
Investment income—realized	14,190	5,582	1,450	21,222	—	21,222
Investment income (loss)—unrealized	(10,725)	(27,635)	962	(37,398)	—	(37,398)
Interest and other investment income	7,085	6,014	205	13,304	—	13,304
Interest expense	(6,566)	(5,743)	(942)	(13,251)	—	(13,251)
Net investment income (loss)	3,984	(21,782)	1,675	(16,123)	—	(16,123)
Performance related earnings	22,867	(4,495)	9,377	27,749	—	27,749
Economic net income	$201,113	$59,914	$19,006	$280,033	$(115,095)	$164,938
Distributable earnings	$220,834	$71,014	$8,206	$300,054	$(120,219)	$179,835

(1) For the nine months ending September 30, 2015, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds.  As a result, for the nine months ended September 30, 2015, $16.1 million and $3.1 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (expense):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Revenues
Management fees (includes ARCC Part I Fees of $33,260, $90,884 and $31,680, $89,972 for the three and nine months ended September 30, 2016 and 2015, respectively)	$168,796	$162,210	$494,076	$485,013
Other fees	751	1,333	2,777	3,164
Performance fees—realized	132,837	7,632	220,790	102,332
Performance fees—unrealized	32,368	(33,841)	118,334	54,183
Total segment revenues	$334,752	$137,334	$835,977	$644,692
Segment Expenses
Compensation and benefits	$68,096	$64,553	$203,726	$193,824
General, administrative and other expenses	13,005	15,548	36,195	42,069
Performance fee compensation—realized	93,778	2,102	146,792	61,165
Performance fee compensation—unrealized	29,395	(22,395)	106,947	51,478
Total segment expenses	$204,274	$59,808	$493,660	$348,536
Other Income (Expense)
Investment income (loss)—realized	$11,704	$(963)	15,443	21,222
Investment income (loss)—unrealized	18,737	(29,288)	16,169	(37,398)
Interest and other investment income	7,071	5,035	31,791	13,304
Interest expense	(3,472)	(5,913)	(11,718)	(13,251)
Total other income (expense)	$34,040	$(31,129)	$51,685	$(16,123)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment revenue	$334,752	$137,334	$835,977	$644,692
Consolidated Fund revenue eliminated in consolidation	(5,986)	1,328	(13,439)	(4,503)
Other fees(1)	6,618	6,693	19,984	19,245
Performance fees reclass(2)	76	(1,501)	(1,512)	(4,511)
Total consolidated adjustments and reconciling items	708	6,520	5,033	10,231
Total consolidated revenue	$335,460	$143,854	$841,010	$654,923

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

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment expenses	$204,274	$59,808	$493,660	$348,536
Consolidated Fund expenses added in consolidation	16,068	5,104	27,334	28,077
Consolidated Fund expenses eliminated in consolidation	(5,980)	(4,159)	(16,320)	(12,850)
Other fees(1)	6,618	6,693	19,984	19,245
OMG expenses	43,111	40,362	132,984	115,095
Acquisition and merger-related expenses	79	6,313	432	12,063
Equity compensation expense	8,476	8,407	27,185	24,126
Placement fees and underwriting costs	2,202	1,956	4,886	6,463
Amortization of intangibles	6,378	10,062	20,762	37,600
Depreciation expense	2,148	1,840	5,940	5,063
Total consolidation adjustments and reconciling items	79,100	76,578	223,187	234,882
Total consolidated expenses	$283,374	$136,386	$716,847	$583,418

(1)

Represents administrative fees that are presented in administrative and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total other income (expense)	$34,040	$(31,129)	$51,685	$(16,123)
Consolidated Funds other income (expense) added in consolidation, net	30,181	(26,126)	14,545	(6,044)
Other income (expense) from Consolidated Funds eliminated in consolidation, net	(5,549)	16,203	6,125	18,079
OMG other expense	(4,675)	—	(17,787)	—
Performance fee reclass(1)	(76)	1,501	1,512	4,511
Gain associated with acquisitions(2)	17,690	—	17,486	—
Other non-cash expense	1,728	(2)	1,728	(12)
Total consolidation adjustments and reconciling items	39,299	(8,424)	23,609	16,534
Total consolidated other income (expense)	$73,339	$(39,553)	$75,294	$411

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

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI, FRE, PRE and DE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Economic net income
Income (loss) before taxes	$125,425	$(32,085)	$199,457	$71,916
Adjustments:
Amortization of intangibles	6,378	10,062	20,762	37,600
Depreciation expense	2,148	1,840	5,940	5,063
Equity compensation expenses	8,476	8,407	27,185	24,126
Acquisition and merger-related expenses	(17,611)	6,313	(17,054)	12,063
Placement fees and underwriting costs	2,202	1,956	4,886	6,463
OMG expenses, net	47,786	40,362	150,771	115,095
Other non-cash expense	(1,728)	2	(1,728)	12
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(8,558)	9,540	3,783	7,695
Total consolidation adjustments and reconciling items	39,093	78,482	194,545	208,117
Economic net income	164,518	46,397	394,002	280,033
Total performance fees income - realized	(132,837)	(7,632)	(220,790)	(102,332)
Total performance fees income - unrealized	(32,368)	33,841	(118,334)	(54,183)
Total performance fee compensation - realized	93,778	2,102	146,792	61,165
Total performance fee compensation - unrealized	29,395	(22,395)	106,947	51,478
Total investment income	(34,040)	31,129	(51,685)	16,123
Fee related earnings	88,446	83,442	256,932	252,284
Performance fees—realized	132,837	7,632	220,790	102,332
Performance fee compensation—realized	(93,778)	(2,102)	(146,792)	(61,165)
Investment and other income (expense) realized, net	14,777	(1,841)	33,605	21,275
Additional adjustments:
Dividend equivalent(1)	(1,527)	(729)	(2,763)	(2,130)
One-time acquisition costs(1)	(12)	(988)	(294)	(1,459)
Income tax expense(1)	(292)	(227)	(773)	(1,094)
Non-cash items	36	(63)	883	(472)
Placement fees and underwriting costs(1)	(2,209)	(1,956)	(4,894)	(6,463)
Depreciation and amortization(1)	(907)	(1,226)	(2,714)	(3,054)
Distributable earnings	$137,371	$81,942	$353,980	$300,054
Performance related earnings
Economic net income	$164,518	$46,397	$394,002	$280,033
Less: fee related earnings	(88,446)	(83,442)	(256,932)	(252,284)
Performance related earnings	$76,072	$(37,045)	$137,070	$27,749

(1)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

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

The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs (excluding fixed arrangements) are as follows:

	As of September 30,	As of December 31,
	2016	2015
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$290,311	$284,169
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$163,551	$160,858
Assets of consolidated VIEs	$3,406,249	$2,759,981
Liabilities of consolidated VIEs	$2,923,671	$2,256,517

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$7,861	$(9,219)	$(3,064)	$(7,705)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

CONSOLIDATING SCHEDULES

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition as of September 30, 2016 and December 31, 2015 and results from operations for the three and nine months ended September 30, 2016 and 2015.

	As of September 30, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$336,783	$—	$—	$336,783
Investments (includes fair value investments of $461,717)	646,494	—	(163,550)	482,944
Performance fees receivable	661,527	—	(7,118)	654,409
Due from affiliates	171,828	—	(7,971)	163,857
Intangible assets, net	64,191	—	—	64,191
Goodwill	143,818	—	—	143,818
Other assets	66,883	—	—	66,883
Assets of Consolidated Funds
Cash and cash equivalents		213,256	—	213,256
Investments, at fair value	—	3,127,521	—	3,127,521
Due from affiliates	—	8,816	—	8,816
Dividends and interest receivable	—	8,286	—	8,286
Receivable for securities sold	—	45,813	—	45,813
Other assets	—	2,557	—	2,557
Total assets	$2,091,524	$3,406,249	$(178,639)	$5,319,134
Liabilities
Accounts payable, accrued expenses and other liabilities	$90,404	$—	$—	$90,404
Accrued compensation	131,181	—	—	131,181
Due to affiliates	24,614	—	(10,217)	14,397
Performance fee compensation payable	520,586	—	—	520,586
Debt obligations	279,587	—	—	279,587
Put option liability	40,000	—	—	40,000
Deferred tax liability, net	6,256	—	—	6,256
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	12,243	—	12,243
Due to affiliates	—	11,178	(1,177)	10,001
Payable for securities purchased	—	178,011	—	178,011
CLO loan obligations	—	2,687,279	(33,699)	2,653,580
Fund borrowings	—	34,960	—	34,960
Total liabilities	1,092,628	2,923,671	(45,093)	3,971,206
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	—	—	—	—
Preferred equity (12,400,000 units issued and outstanding at September 30, 2016)	298,637	—	—	298,637
Non-controlling interest in Consolidated Funds	—	482,578	(133,546)	349,032
Non-controlling interest in Ares Operating Group entities	423,468	—	—	423,468
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,794,582 units issued and outstanding)	286,176	—	—	286,176
Accumulated other comprehensive loss	(9,385)	—	—	(9,385)
Total controlling interest in Ares Management, L.P.	276,791	—	—	276,791
Total equity	998,896	482,578	(133,546)	1,347,928
Total liabilities, redeemable interests, non-controlling interests and equity	$2,091,524	$3,406,249	$(178,639)	$5,319,134

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	As of December 31, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$121,483	$—	$—	$121,483
Investments (includes fair value investments of $446,779)	636,092	—	(167,805)	468,287
Performance fees receivable	541,852	—	(7,191)	534,661
Due from affiliates	149,771	—	(4,789)	144,982
Other assets	62,975	—	—	62,975
Intangible assets, net	84,971	—	—	84,971
Goodwill	144,067	—	—	144,067
Assets of Consolidated Funds
Cash and cash equivalents	—	159,507	—	159,507
Investments, at fair value	—	2,559,783	—	2,559,783
Due from affiliates	—	13,360	(437)	12,923
Dividends and interest receivable	—	13,005	—	13,005
Receivable for securities sold	—	13,416	—	13,416
Other assets	—	1,348	—	1,348
Total assets	$1,741,211	$2,760,419	$(180,222)	$4,321,408
Liabilities
Accounts payable, accrued expenses and other liabilities	$102,734	$—	$(108)	$102,626
Accrued compensation	125,032	—	—	125,032
Due to affiliates	13,016	—	(115)	12,901
Performance fee compensation payable	401,715	—	—	401,715
Debt obligations	389,120	—	—	389,120
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	21,288	—	—	21,288
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	18,956	(5)	18,951
Due to affiliates	—	5,617	(5,617)	—
Payable for securities purchased	—	51,778	—	51,778
CLO loan obligations	—	2,202,628	(28,276)	2,174,352
Fund borrowings	—	11,734	—	11,734
Total liabilities	1,072,905	2,290,713	(34,121)	3,329,497
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,505	—	—	23,505
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	466,339	(146,101)	320,238
Equity appropriated for Consolidated Funds	—	3,367	—	3,367
Non-controlling interest in Consolidated Funds	—	469,706	(146,101)	323,605
Non-controlling interest in Ares Operating Group entities	397,883	—	—	397,883
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,679,600 units issued and outstanding)	251,537	—	—	251,537
Accumulated other comprehensive loss	(4,619)	—	—	(4,619)
Total controlling interest in Ares Management, L.P.	246,918	—	—	246,918
Total equity	644,801	469,706	(146,101)	968,406
Total liabilities, redeemable interests, non-controlling interests and equity	$1,741,211	$2,760,419	$(180,222)	$4,321,408

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended September 30, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $33,260)	$168,796	$—	$(5,187)	$163,609
Performance fees	165,281	—	(799)	164,482
Administrative and other fees	7,369	—	—	7,369
Total revenues	341,446	—	(5,986)	335,460
Expenses
Compensation and benefits	111,916	—	—	111,916
Performance fee compensation	123,173	—	—	123,173
General, administrative and other expenses	38,197	—	—	38,197
Consolidated Fund expenses	—	16,068	(5,980)	10,088
Total expenses	273,286	16,068	(5,980)	283,374
Other income (expense)
Net interest and investment expense (includes interest expense of $4,136)	(675)	—	(1,006)	(1,681)
Other income, net	23,042	—	—	23,042
Net realized and unrealized gain on investments	26,340	—	(6,982)	19,358
Net interest and investment income of Consolidated Funds (includes interest expense of $26,413)	—	6,525	2,212	8,737
Net realized and unrealized gain on investments of Consolidated Funds	—	23,656	227	23,883
Total other income	48,707	30,181	(5,549)	73,339
Income before taxes	116,867	14,113	(5,555)	125,425
Income tax expense	6,944	697	—	7,641
Net income	109,923	13,416	(5,555)	117,784
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	13,416	(5,555)	7,861
Less: Net income attributable to redeemable interests in Ares Operating Group entities	107	—	—	107
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	66,511	—	—	66,511
Net income attributable to Ares Management, L.P.	43,305	—	—	43,305
Preferred equity distributions paid	6,751	—	—	6,751
Net income attributable to Ares Management, L.P. common unitholders	$36,554	$—	$—	$36,554

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Three Months Ended September 30, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $31,680)	$162,210	$—	$(4,159)	$158,051
Performance fees	(27,710)	—	5,487	(22,223)
Administrative and other fees	8,026	—	—	8,026
Total revenues	142,526	—	1,328	143,854
Expenses
Compensation and benefits	104,872	—	—	104,872
Performance fee compensation	(20,293)	—	—	(20,293)
General, administrative and other expenses	50,862	—	—	50,862
Consolidated Fund expenses	—	5,104	(4,159)	945
Total expenses	135,441	5,104	(4,159)	136,386
Other income (expense)
Net interest and investment expense (includes interest expense of $5,913)	(4,146)	—	(718)	(4,864)
Other income, net	3,267	—	(498)	2,769
Net realized and unrealized loss on investments	(28,751)	—	21,067	(7,684)
Net interest and investment income of Consolidated Funds (includes interest expense of $23,848)	—	5,962	2,496	8,458
Net realized and unrealized loss on investments of Consolidated Funds	—	(32,088)	(6,144)	(38,232)
Total other expense	(29,630)	(26,126)	16,203	(39,553)
Loss before taxes	(22,545)	(31,230)	21,690	(32,085)
Income tax expense (benefit)	5,900	(321)	—	5,579
Net loss	(28,445)	(30,909)	21,690	(37,664)
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(30,909)	21,690	(9,219)
Less: Net loss attributable to redeemable interests in Ares Operating Group entities	(119)	—	—	(119)
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(16,977)	—	—	(16,977)
Net loss attributable to Ares Management, L.P. common unitholders	$(11,349)	$—	$—	$(11,349)

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Nine Months Ended September 30, 2016
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $90,884)	$494,076	$—	$(13,513)	$480,563
Performance fees	337,612	—	74	337,686
Administrative and other fees	22,761	—	—	22,761
Total revenues	854,449	—	(13,439)	841,010
Expenses
Compensation and benefits	335,249	—	—	335,249
Performance fee compensation	253,739	—	—	253,739
General, administrative and other expenses	116,845	—	—	116,845
Consolidated Fund expenses	—	27,334	(16,320)	11,014
Total expenses	705,833	27,334	(16,320)	716,847
Other income (expense)
Net interest and investment income (expense) (includes interest expense of $13,819)	3,177	—	(3,224)	(47)
Other income, net	33,956	—	—	33,956
Net realized and unrealized gain on investments	17,491	—	3,858	21,349
Net interest and investment income of Consolidated Funds (includes interest expense of $67,469)	—	20,133	5,626	25,759
Net realized and unrealized loss on investments of Consolidated Funds	—	(5,588)	(135)	(5,723)
Total other income	54,624	14,545	6,125	75,294
Income (loss) before taxes	203,240	(12,789)	9,006	199,457
Income tax expense (benefit)	8,587	(719)	—	7,868
Net income (loss)	194,653	(12,070)	9,006	191,589
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(12,070)	9,006	(3,064)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	456	—	—	456
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	116,404	—	—	116,404
Net income attributable to Ares Management, L.P.	77,793	—	—	77,793
Preferred equity distributions paid	6,751	—	—	6,751
Net income attributable to Ares Management, L.P. common unitholders	$71,042	$—	$—	$71,042

Ares Management, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Unit Data and as Otherwise Noted)

	For the Nine Months Ended September 30, 2015
	Consolidated	Consolidated
	Company Entities	Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $89,972)	$485,013	$—	$(11,672)	$473,341
Performance fees	152,004	—	8,347	160,351
Administrative and other fees	22,409	—	(1,178)	21,231
Total revenues	659,426	—	(4,503)	654,923
Expenses
Compensation and benefits	305,808	—	—	305,808
Performance fee compensation	112,643	—	—	112,643
General, administrative and other expenses	149,740	—	—	149,740
Consolidated Fund expenses	—	28,077	(12,850)	15,227
Total expenses	568,191	28,077	(12,850)	583,418
Other income (expense)
Net interest and investment income (expense) (includes interest expense of $13,251)	1,818	—	(2,623)	(805)
Other expense, net	(1,776)	—	977	(799)
Net realized and unrealized gain (loss) on investments	(11,666)	—	23,701	12,035
Net interest and investment income of Consolidated Funds (includes interest expense of $59,992)	—	23,919	6,081	30,000
Net realized and unrealized loss on investments of Consolidated Funds	—	(29,963)	(10,057)	(40,020)
Total other income (expense)	(11,624)	(6,044)	18,079	411
Income (loss) before taxes	79,611	(34,121)	26,426	71,916
Income tax expense	15,731	10	—	15,741
Net income (loss)	63,880	(34,131)	26,426	56,175
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(34,131)	26,426	(7,705)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	310	—	—	310
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	44,376	—	—	44,376
Net income attributable to Ares Management, L.P. common unitholders	$19,194	$—	$—	$19,194

16. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2016 through the date the condensed consolidated financial statements were issued.  During this period, the Company had the following material subsequent events that require disclosure:

In November 2016, the Company declared a quarterly distribution of $0.20 per common unit to common unitholders of record at the close of business on November 21, 2016, with a payment date of December 5, 2016.

In November 2016, the Company declared a quarterly distribution of $0.4375 per preferred equity unit to preferred equity unitholders of record at the close of business on December 15, 2016, with a payment date of December 31, 2016.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Unless the context otherwise requires, references to “we,” “us,” “our,” “the Partnership” and “the Company” are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Partnership. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. Additional terms used by the Company are defined in the Glossary and throughout the Management Discussion and Analysis in this Quarterly Report on Form 10-Q.

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

Our Business

We are a leading global alternative asset manager that operates through distinct but complementary investment groups, which are our reportable segments. In 2016, we revised our reportable segments by combining two of our segments into a single segment to reflect a change in how we manage our operations. The previously disclosed Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made in order to manage our broad array of credit products in a more effective manner and to better position the Credit Group to capitalize on future growth opportunities. In addition, in the third quarter of 2016 we reclassified our Special Situations strategy from the Credit Group to the Private Equity Group to better align our segment presentation with how the investment strategies for the Special Situations funds are managed. We have presented our reportable segments for the three and nine months ended September 30, 2015 to conform to the three and nine months ended September 30, 2016 presentation.

Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in the funds’ applicable investment management or partnership agreements and represent either an incentive fee or carried interest. Other income (expense) represents the investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from the investments of the Company and the Consolidated Funds, as well as interest expense. We provide administrative services to certain of our affiliated funds that are presented within administrative and other fees for GAAP reporting, but are presented net of respective expenses for segment reporting purposes. In accordance with GAAP, we are required to consolidate those funds in which we hold a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, other income, as well as realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, net of administrative fees, general, administrative and other expenses, net of administrative fees, as well as realized and unrealized performance fee compensation.

Trends Affecting Our Business

We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, as approximately 76% of our assets under management were in funds with a contractual life of three years or more and approximately 51% were in funds with a contractual life of seven years or more as of September 30, 2016, our funds have a stable base of committed capital enabling us to invest in assets with a long term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

Despite growing fundamental and macroeconomic uncertainties, the broad-based rally that began in mid-February continued through the third quarter of 2016 as the leveraged finance market generally benefited from increased demand for credit, accommodative monetary policies from central banks, and rising commodity prices. Amid falling sovereign yields and compressing spreads, investors continued to seek out higher yields throughout the quarter and boosted investor enthusiasm for risk assets globally, supporting non-investment grade credit asset prices. High yield bonds posted strong returns during the third quarter of 2016 with the BofA Merrill Lynch U.S. High Yield Master II Index (“H0A0”) increasing 5.50%, extending the index’s total return since mid-February (when oil prices bottomed) to 21.57%. Leveraged loans fared similarly, with the Credit Suisse Leveraged Loan Index (“CSLLI”) increasing 3.10% during the third quarter of 2016. For the year-to-date period through September 30, the H0A0 and CSLLI returned 15.32% and 7.46%, respectively, versus returns of negative 2.53% and 1.61% for the same period last year. Despite concerns over the slow pace of global growth and declining corporate earnings, the equity markets rallied with the S&P 500 returning 3.86% for the third quarter and 7.84% year-to-date through September 30, 2016.

European markets showed notable stability during the third quarter of 2016 as the initial fallout from “Brexit” was less severe than feared. Accommodative monetary action by the European Central Bank (“ECB”) continued to act as an overriding support mechanism. However, in September the President of the ECB implied that the ECB was hesitant to add to its existing stimulus efforts. Markets initially reacted negatively to the announcement and as a result, the European high yield index posted a negative return in September. Strong returns in July and August offset September performance and the Merrill Lynch European High Yield Index increased 3.46% and the Credit Suisse Western European Leveraged Loan Index was up 3.18% for the quarter, contributing to year-to-date September 30, 2016 returns of 7.12% and 6.17%, respectively. Looking forward, there is significant uncertainty as a result of a number of factors: low growth across several larger economies in Europe, the impact of the U.K.’s exit from the E.U., including renegotiation of all trade agreements as well as its political relationship with the E.U., and speculation that other members of the E.U. might opt to assert greater distance from it.  In the short term, we expect market volatility in both credit and equities to remain elevated for the fourth quarter of 2016 and potentially beyond.

For our businesses, these markets and economies have created opportunities, particularly for the Credit Group’s direct lending and liquid alternative credit strategies, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables the Credit Group to reduce risk and enhance returns as market conditions shift. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Credit Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 77% of the debt assets within our Credit Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury curve.

See “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2015 and Item 1A. herein, for a discussion of the risks to which our businesses are subject.

Consolidation and Deconsolidation of Ares Funds

Pursuant to GAAP, we consolidate our Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 4.3% of our AUM as of September 30, 2016, 2.7% of our management fees and 0.0% of our performance fees for the nine months ended September 30, 2016. As of September 30, 2016, we consolidated six CLOs and nine private funds, and as of September 30, 2015, we consolidated five CLOs and nine private funds.

We generally deconsolidate CLOs upon liquidation or dissolution at the end of their finite lives. In contrast, the other funds we advise are deconsolidated when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2016, there were no entities liquidated or dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non‑recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross‑up effect on our assets, liabilities and cash flows but has no direct net effect on the net income attributable to us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as non‑controlling interests in the Consolidated Funds, and prior to December 31, 2015 also as equity appropriated for our Consolidated Funds in our condensed consolidated financial statements.

The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.

Managing Business Performance

Non‑GAAP Financial Measures

We use the following non-GAAP measures to assess and track our performance:

•	Economic Net Income (ENI)
•	Fee Related Earnings (FRE)
•	Performance Related Earnings (PRE)
•	Distributable Earnings (DE)

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

The tables below provide the period‑to‑period rollforward of our total AUM by segment for the three months ended September 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2016	$ 60,325	$ 24,814	$ 10,124	$ 95,263
Net new par/equity commitments	1,755	10	273	2,038
Net new debt commitments	2,161	-	125	2,286
Distributions	(3,005)	(841)	(257)	(4,103)
Change in fund value	808	893	132	1,833
Balance at 9/30/2016	$ 62,044	$ 24,876	$ 10,397	$ 97,317
Average AUM	$ 61,185	$ 24,846	$ 10,262	$ 96,293

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2015	$ 60,618	$ 16,954	$ 9,950	$ 87,522
Net new par/equity commitments	2,528	(4)	658	3,182
Net new debt commitments	3,270	-	-	3,270
Distributions	(1,455)	(79)	(565)	(2,099)
Change in fund value	(133)	(264)	39	(358)
Balance at 9/30/2015	$ 64,828	$ 16,607	$ 10,082	$ 91,517
Average AUM	$ 62,724	$ 16,781	$ 10,016	$ 89,521

The tables below provide the period‑to‑period rollforward of our total AUM by segment for the nine months ended September 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2015	$ 60,386	$ 22,978	$ 10,268	$ 93,632
Net new par/equity commitments	4,880	2,164	787	7,831
Net new debt commitments	3,703	-	225	3,928
Distributions	(8,610)	(1,740)	(1,125)	(11,475)
Change in fund value	1,685	1,474	242	3,401
Balance at 9/30/2016	$ 62,044	$ 24,876	$ 10,397	$ 97,317
Average AUM	$ 61,216	$ 23,928	$ 10,333	$ 95,477

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2014	$ 59,099	$ 12,087	$ 10,575	$ 81,761
Acquisitions	-	4,581	-	4,581
Net new par/equity commitments	5,428	426	748	6,602
Net new debt commitments	5,520	-	(50)	5,470
Distributions	(4,996)	(1,000)	(1,457)	(7,453)
Change in fund value	(223)	513	266	556
Balance at 9/30/2015	$ 64,828	$ 16,607	$ 10,082	$ 91,517
Average AUM	$ 61,965	$ 14,348	$ 10,329	$ 86,642

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

As of September 30, 2016 and 2015, our uninvested AUM, which we refer to as dry powder, was $24.5 billion and $21.7 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.

Fee Paying And Fee Earning Assets Under Management

During the second quarter ended June 30, 2016, we began tracking and presenting FPAUM, which is a different metric from FEAUM. The primary difference is that FPAUM reflects only the AUM that directly pays fees. Except for the Credit Group, FEAUM and FPAUM are generally the same number. Specifically, within U.S. Direct Lending, fee earning AUM includes the AUM of the Senior Secured Loan Program (the “SSLP”), a program co‑managed by a subsidiary of Ares through which ARCC has co‑invested with affiliates of General Electric Company (“GE”), and from Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and a registered investment adviser, on which we indirectly generate fees, in each case calculated in accordance with the approach described below. In August 2015, GE completed the sale of certain of its assets, excluding its interest in the SSLP, to Canada Pension Plan Investment Board (“CPPIB”). Prior to closing the sale to CPPIB, GE had announced its intention to provide ARCC and CPPIB the opportunity to work together on the SSLP on a go-forward basis. GE has also stated that if a mutual agreement between ARCC and CPPIB is not reached, it intends to retain its interest in the SSLP and the SSLP would be wound down in an orderly manner. ARCC has been in dialogue with GE and CPPIB to determine if there is an opportunity to work together; however, to date there has been no agreement in respect of the SSLP as a result of these discussions, and there can be no assurance that such discussions will continue or any such agreement will be reached.

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

The tables below provide the period‑to‑period rollforwards of our total FPAUM and FEAUM by segment for the three months ended September 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2016	$ 40,586	$ 11,853	$ 6,644	$ 59,083
Commitments	1,069	10	251	1,330
Subscriptions/deployment/increase in leverage	1,040	41	60	1,141
Distributions	(1,462)	(275)	(212)	(1,949)
Change in fund value	629	-	(13)	616
Change in fee basis	-	(264)	-	(264)
FPAUM Balance at 9/30/2016	$ 41,862	$ 11,365	$ 6,730	$ 59,957
Average FPAUM	$ 41,225	$ 11,610	$ 6,688	$ 59,523
Indirect fee earning AUM:
Balance at 6/30/2016	$ 7,742	$ -	$ -	$ 7,742
Subscriptions/deployment/increase in leverage(1)	1,082	-	-	1,082
Distributions	(1,452)	-	-	(1,452)
Change in fund value	44	-	-	44
Change in fee basis	(34)	-	-	(34)
FEAUM Balance at 9/30/2016	$ 49,244	$ 11,365	$ 6,730	$ 67,339
Average FEAUM	$ 48,787	$ 11,610	$ 6,688	$ 67,085

(1)

Includes subscriptions/deployment/increase in leverage related to the Senior Direct Lending Program (the “SDLP”),  a co-investment program established in December 2015 between ARCC and Varagon Capital Partners (“Varagon”) whereby Varagon agreed to make available an aggregate of $2.9 billion of capital to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. The SDLP began funding loans in the third quarter of 2016.

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2015	$ 38,013	$ 11,794	$ 5,744	$ 55,551
Commitments	1,449	75	534	2,058
Subscriptions/deployment/increase in leverage	397	146	199	742
Distributions	(1,178)	(1)	(199)	(1,378)
Change in fund value	(16)	2	9	(5)
Change in fee basis	-	-	152	152
FPAUM Balance at 9/30/2015	$ 38,665	$ 12,016	$ 6,439	$ 57,120
Average FPAUM	$ 38,340	$ 11,906	$ 6,092	$ 56,338
Indirect fee earning AUM:
Balance at 6/30/2015	$ 10,457	$ -	$ -	$ 10,457
Commitments	385	-	-	385
Subscriptions/deployment/increase in leverage	99	-	-	99
Distributions	(1,340)	-	-	(1,340)
Change in fund value	1	-	-	1
Change in fee basis	-	-	-	-
FEAUM Balance at 9/30/2015	$ 48,267	$ 12,016	$ 6,439	$ 66,722
Average FEAUM	$ 48,369	$ 11,906	$ 6,092	$ 66,367

The tables below provide the period‑to‑period rollforwards of our total FPAUM and FEAUM by segment for the nine months ended September 30, 2016 and 2015 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2015	$ 39,925	$ 12,462	$ 6,757	$ 59,144
Commitments	2,340	10	424	2,774
Subscriptions/deployment/increase in leverage	2,870	63	326	3,259
Distributions	(4,443)	(436)	(600)	(5,479)
Change in fund value	1,230	(168)	(54)	1,008
Change in fee basis	(60)	(566)	(123)	(749)
FPAUM Balance at 9/30/2016	$ 41,862	$ 11,365	$ 6,730	$ 59,957
Average FPAUM	$ 40,895	$ 11,914	$ 6,744	$ 59,553
Indirect fee earning AUM:
Balance at 12/31/2015	$ 9,129	$ -	$ -	$ 9,129
Subscriptions/deployment/increase in leverage(1)	1,197	-	-	1,197
Distributions	(2,954)	-	-	(2,954)
Change in fund value	47	-	-	47
Change in fee basis	(37)	-	-	(37)
FEAUM Balance at 9/30/2016	$ 49,244	$ 11,365	$ 6,730	$ 67,339
Average FEAUM	$ 49,150	$ 11,914	$ 6,744	$ 67,808

(1)	Includes subscriptions/deployment/increase in leverage related to the SDLP co-investment program between ARCC and Varagon.

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2014	$ 37,273	$ 7,703	$ 6,118	$ 51,094
Acquisitions	-	4,046	-	4,046
Commitments	2,668	75	721	3,464
Subscriptions/deployment/increase in leverage	2,530	622	539	3,691
Distributions	(3,763)	(343)	(612)	(4,718)
Change in fund value	264	(32)	(41)	191
Change in fee basis	(307)	(55)	(286)	(648)
FPAUM Balance at 9/30/2015	$ 38,665	$ 12,016	$ 6,439	$ 57,120
Average FPAUM	$ 37,971	$ 9,861	$ 6,280	$ 54,112
Indirect fee earning AUM:
Balance at 12/31/2014	$ 10,264	$ -	$ -	$ 10,264
Commitments	587	-	-	587
Subscriptions/deployment/increase in leverage	552	-	-	552
Distributions	(1,843)	-	-	(1,843)
Change in fund value	54	-	-	54
Change in fee basis	(12)	-	-	(12)
FEAUM Balance at 9/30/2015	$ 48,267	$ 12,016	$ 6,439	$ 66,722
Average FEAUM	$ 47,904	$ 9,861	$ 6,280	$ 64,045

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM and FEAUM for each of the periods presented.

The table below breaks out FPAUM and FEAUM of the Consolidated Segments by its respective components as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$8,221	$9,159
Fee paying AUM based on invested capital	15,470	12,440
Fee paying AUM based on market value/other	23,935	22,379
Fee paying AUM based on collateral balances, at par	12,331	13,142
Total fee paying AUM	59,957	57,120
Indirect fee earning AUM	7,382	9,602
Total fee earning AUM	$67,339	$66,722

The reconciliation of our total AUM to our total FEAUM and FPAUM as of September 30, 2016 and 2015 is presented below:

	As of September 30,
	2016	2015
	(Dollars in millions)
AUM	$97,317	$91,517
Non fee paying debt	(4,473)	(7,017)
General partner and affiliates	(1,865)	(1,161)
Undeployed	(10,067)	(12,633)
Market value/other	(4,288)	(2,574)
Fees not activated	(8,307)	(707)
Fees deactivated	(978)	(703)
Fee earning AUM	67,339	66,722
Indirect fee earning AUM	(7,382)	(9,602)
Fee paying AUM	$59,957	$57,120

Fund Performance Metrics

Fund performance information for our investment funds that are considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the nine months ended September 30, 2016 or comprised at least 1% of the Company’s total FPAUM as of September 30, 2016, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Results of Operations

Consolidated Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 presented in accordance with GAAP. We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ rights, and the creation and termination of funds. The consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three and nine months ended September 30, 2016 and 2015. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Favorable (Unfavorable)		September 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $33,260, $90,884 and $31,680, $89,972 for the three and nine months ended September 30, 2016 and 2015, respectively)	$163,609	$158,051	$ 5,558	4%	$480,563	$473,341	$ 7,222	2%
Performance fees	164,482	(22,223)	186,705	NM	337,686	160,351	177,335	111%
Administrative and other fees	7,369	8,026	(657)	(8%)	22,761	21,231	1,530	7%
Total revenues	335,460	143,854	191,606	133%	841,010	654,923	186,087	28%
Expenses
Compensation and benefits	111,916	104,872	(7,044)	(7%)	335,249	305,808	(29,441)	(10%)
Performance fee compensation	123,173	(20,293)	(143,466)	NM	253,739	112,643	(141,096)	(125%)
General, administrative and other expenses	38,197	50,862	12,665	25%	116,845	149,740	32,895	22%
Consolidated Funds’ expenses	10,088	945	(9,143)	NM	11,014	15,227	4,213	28%
Total expenses	283,374	136,386	(146,988)	(108%)	716,847	583,418	(133,429)	(23%)
Other income (expense)
Net interest and investment expense (includes interest expense of $4,136, $13,819 and $5,913, $13,251 for the three and nine months ended September 30, 2016 and 2015, respectively)	(1,681)	(4,864)	3,183	65%	(47)	(805)	758	94%
Other income (expense), net	23,042	2,769	20,273	NM	33,956	(799)	34,755	NM
Net realized and unrealized gain (loss) on investments	19,358	(7,684)	27,042	NM	21,349	12,035	9,314	77%
Net interest and investment income of the Consolidated Funds (includes interest expense of $26,413, $67,469 and $23,848, $59,992 for the three and nine months ended September 30, 2016 and 2015, respectively)	8,737	8,458	279	3%	25,759	30,000	(4,241)	(14%)
Net realized and unrealized gain (loss) on investments of Consolidated Funds	23,883	(38,232)	62,115	NM	(5,723)	(40,020)	34,297	86%
Total other income (expense)	73,339	(39,553)	112,892	NM	75,294	411	74,883	NM
Income (loss) before taxes	125,425	(32,085)	157,510	NM	199,457	71,916	127,541	177%
Income tax expense	7,641	5,579	(2,062)	(37%)	7,868	15,741	7,873	50%
Net income (loss)	117,784	(37,664)	155,448	NM	191,589	56,175	135,414	241%
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	7,861	(9,219)	17,080	NM	(3,064)	(7,705)	4,641	(60%)
Less: Net income (loss) attributable to redeemable interests in Ares Operating Group entities	107	(119)	226	NM	456	310	146	47%
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	66,511	(16,977)	83,488	NM	116,404	44,376	72,028	162%
Net income (loss) attributable to Ares Management, L.P.	43,305	(11,349)	54,654	NM	77,793	19,194	58,599	NM
Preferred equity distributions paid	6,751	—	(6,751)	NM	6,751	—	(6,751)	NM
Net income (loss) attributable to Ares Management, L.P. common unitholders	$36,554	$(11,349)	47,903	NM	$71,042	$19,194	51,848	NM

NM – Not meaningful

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenues

Management Fees. Management fees increased by $5.6 million, or 4%, to $163.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $7.2 million, or 2%, to $480.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, the increases were driven by 12 net new funds and CLOs in the Credit Group and 4 net new funds in the Real Estate Group that began generating management fees subsequent to September 30, 2015, partially offset by one less net new fund in the Private Equity Group. In addition, one time catch-up fees of $1.8 million were recognized by one of our Real Estate E.U. equity funds during the three months ended September 30, 2016.

Performance Fees.    Performance fees increased by $186.7 million to $164.5 million for the three months ended September 30, 2016 compared to a net fee reversal of $22.2 million for the prior year period and by $177.3 million to $337.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Performance fees from the Private Equity Group, the Credit Group and the Real Estate Group increased by $151.4 million, $35.1 million and $0.2 million, respectively, during the three months ended September 30, 2016 and $167.9 million, $3.6 million and $5.7 million, respectively, during the nine month period as compared to the same periods in 2015. These increases are primarily due to the appreciation of specific portfolio holdings within certain funds in the Private Equity and Real Estate Groups and to general market appreciation within the Credit Group.

Administrative and other Fees.    Administrative fees and other income decreased by $0.7 million, or 8%, to $7.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to lower property management fees during the three months ended September 30, 2016 compared to the same period in 2015. We expect that property management fees will continue to decrease in future periods.

Administrative fees and other income increased by $1.5 million, or 7%, to $22.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in administrative service fees associated with certain funds within the Credit Group related to the growth of the funds and the recognition of fees for acting as the agent for certain loans that we have syndicated or fees for syndication. These increases were partially offset by lower property management fees during the nine months ended September 30, 2016 compared to the same period in 2015.

Expenses

Compensation and Benefits.    Compensation and benefits expenses increased by $7.0 million, or 7%, to $111.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $29.4 million, or 10%, to $335.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in incentive-based annual compensation correlated with operating results, and to salary and benefit expenses attributed to merit-based increases, as well as headcount increases. Additional headcount related to the May 2015 acquisition of First Capital (“FCC”) also contributed to the increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Performance Fee Compensation.    Performance fee compensation expenses increased by $143.5 million to $123.2 million for the three months ended September 30, 2016 compared to a reversal of performance fee compensation of $20.3 million for the three months ended September 30, 2015. Performance fee compensation increased by $141.1 million to $253.7 million for the nine months ended September 30, 2016. The changes in performance fee compensation expense directly correlate with changes in our performance fees.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $12.7 million, or 25%, to $38.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $32.9 million, or 22%, to $116.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decreases were mostly driven by merger and acquisition related expenses, which decreased $6.2 million and $11.6 million in the three and nine months ended September 30, 2016, respectively, due to acquisition activity that occurred in 2015. Additionally, depreciation and amortization expenses decreased by $3.4 million and $16.0 million for the three and nine months ended September 30, 2016, respectively, primarily due to accelerated amortization of $1.0 million and $7.0 million that was recognized in the three and nine months ended September 30, 2015, respectively, as well as certain intangible assets becoming fully amortized in 2015. Finally, there were decreases of $3.3 million and $3.2 million in professional services expenses for the three and nine month comparative periods, primarily due to costs associated with the initial adoption of Sarbanes-Oxley in our prior year reporting process.

Expenses of our Consolidated Funds. Expenses of Consolidated Funds increased by $9.1 million to $10.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to $8.5 million of organizational and offering costs incurred to launch new funds during the three months ended September 30, 2016.

Expenses of Consolidated Funds decreased by $4.2 million, or 28%, to $11.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily driven by a reduction in professional service expenses in the funds in 2016.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.

Net Interest and Investment Income (Expense).  The Company incurred $3.2 million and $0.8 million less of an expense for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. The decrease was driven by an increase in interest and dividend income and a decrease in interest expense associated with the repayment of notes in connection with terminating a merger agreement in 2015 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Other Income (Expense), Net.  Net other income of the Company increased by $20.3 million to $23.0 million for the three months ended September 30, 2016 compared to the prior year period. Net other income (expense) of the Company increased by $34.8 million from an expense of $0.8 million for the nine months ended September 30, 2015 compared to income of $34.0 million for the nine months ended September 30, 2016. The increases were primarily due to the revaluation of our contingent consideration liability related to the Energy Investors Funds (“EIF”) acquisition during the second and third quarter of 2016, resulting in net gains of $17.7 million and $17.6 million for the respective three and nine month periods, due to lower expected commitment period management fee revenue. Additionally, the nine months ended September 30, 2016 included $14.7 million of transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies compared to a net transaction loss of $1.8 million in the prior year period.

Net Realized and Unrealized Gain (Loss) on Investments.  Net gain (loss) on investments of the Company increased by $27.0 million from a loss of $7.7 million for the three months ended September 30, 2015 to a gain of $19.4 million for the three months ended September 30, 2016. In the current nine month period, net gain on investments of the Company increased by $9.3 million to $21.3 million compared to the nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, the net gains were primarily due to $12.7 million and $20.8 million, respectively, of net gains on our investments in certain Private Equity Group funds. The net gain on investments in the current three month period also included $6.0 million of net gains on our investments in certain Real Estate Group funds, resulting from appreciation of underlying portfolio companies and assets.

Net Interest and Investment Income of the Consolidated Funds.  Net interest and investment income of the Consolidated Funds increased by $0.3 million to $8.7 million for the three months ended September 30, 2016 as compared to same period in 2015. The increase in the current year period was driven by the launch of a new CLO in the third quarter of 2016.

 Net interest and investment income of the Consolidated Funds decreased by $4.2 million, or 14%, to $25.8 million for the nine months ended September 30, 2016 as compared to same period in 2015. The decrease was due mainly to CLOs that did not begin incurring interest expense until after the first quarter of 2015. Additionally, Ares Capital Europe I (“ACE I”) is in the process of liquidating, which further decreased investment income in 2016. These decreases were partially offset by the three month increase in net interest and investment income over the prior year quarter.

Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds.  Net gain (loss) on investments of the Consolidated Funds increased by $62.1 million from a net loss of $38.2 million for the three months ended September 30, 2015 to a net gain of $23.9 million for the three months ended September 30, 2016. The increase was due to increases in the fair value of underlying investments held by certain Private Equity Group funds of $56.7 million and a U.S. direct lending fund of $5.3 million driven by appreciation of certain portfolio holdings.

Net loss on investments of the Consolidated Funds decreased by $34.3 million to $5.7 million for the nine months ended September 30, 2016, from $40.0 million for the nine months ended September 30, 2015.  The decrease in net investment losses was due to increases in the fair value of underlying investments of $46.0 million within certain funds in the Private Equity and Credit Groups, which partially offset other losses on investments. The increases were mostly driven by an increase of the unrealized gains of certain portfolio holdings within Ares Corporate Opportunities Fund Asia, L.P. (“ACOF Asia”) and U.S. direct lending portfolios. These gains were offset by increases in net investment losses from both our European and U.S. CLOs of $8.3 million, primarily resulting from net depreciation of the underlying assets driven by market uncertainties related to Great Britain’s exit from the European Union and an interest rate increase by the U.S. Federal Reserve Bank.

Income Tax Expense/Benefits.  Not all Company and Consolidated Fund entities are subject to income taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income (loss) and generally performance fees are not subject to income tax.

Income tax expense increased by $2.1 million to $7.6 million for the three months ended September 30, 2016 from $5.6 million for the three months ended September 30, 2015. The increase was due to additional foreign tax liabilities recognized by our wholly owned subsidiaries. Income tax expense decreased by $7.9 million to $7.9 million for the nine months ended September 30, 2016 from $15.7 million for the nine months ended September 30, 2015. The decrease was primarily attributable to the recognition of a deferred tax benefit resulting from an agreement between Ares Management, L.P. and a subsidiary whereby the subsidiary will remit cash for units awarded under its Equity Incentive Plan, ultimately providing for a difference between taxable income and GAAP income that gives rise to a deferred tax asset.

Non-Controlling and Redeemable Interest. Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. The former owners of Indicus Advisors, LLP (“Indicus”) exercised the put option on their redeemable interest during the third quarter of 2016, at which time the redeemable interest in Ares Operating Group entities ceased to exist.

Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities increased $83.7 million, from a loss of $17.1 million for the three months ended September 30, 2015 to income of $66.6 million for the three months ended September 30, 2016. Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities increased $72.2 million, from $44.7 million for the nine months ended September 30, 2015 to $116.9 million for the nine months ended September 30, 2016.  The fluctuation of net income attributable to non-controlling and redeemable interests in Ares Operating Group entities is consistent with the change in net income of the Company for those periods. The weighted average daily ownership for non-controlling and redeemable AOG unitholders was 61.83% and 62.02% for the three months and the nine months ended September 30, 2016, respectively, compared to 62.14% for both the three and nine months ended September 30, 2015.

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

ENI and Other Measures

The following table sets forth FRE, PRE, ENI and DE on a segment basis and stand alone basis for the three and nine months ended September 30, 2016 and 2015. FRE, PRE, ENI and DE are non‑GAAP financial measures management uses when making resource deployment decisions and in assessing performance of our segments. For a detailed reconciliation of these non‑GAAP measures to our most comparable consolidated GAAP financial measure, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

	Three Months Ended				Nine Months Ended
	September 30,		Favorable (Unfavorable)		September 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$65,461	$60,533	$ 4,928	8%	$184,493	$178,246	$ 6,247	4%
Private Equity Group	16,177	21,802	(5,625)	(26%)	58,543	64,409	(5,866)	(9%)
Real Estate Group	6,808	1,107	5,701	NM	13,896	9,629	4,267	44%
Segment fee related earnings	88,446	83,442	5,004	6%	256,932	252,284	4,648	2%
Operations Management Group	(43,111)	(40,362)	(2,749)	(7%)	(132,984)	(115,095)	(17,889)	(16%)
Stand alone fee related earnings	$45,335	$43,080	2,255	5%	$123,948	$137,189	(13,241)	(10%)
Performance related earnings:
Credit Group	$24,803	$(5,139)	29,942	NM	$47,783	$22,867	24,916	109%
Private Equity Group	42,242	(36,701)	78,943	NM	73,287	(4,495)	77,782	NM
Real Estate Group	9,027	4,795	4,232	88%	16,000	9,377	6,623	71%
Segment performance related earnings	76,072	(37,045)	113,117	NM	137,070	27,749	109,321	NM
Operations Management Group	(4,675)	—	(4,675)	NM	(17,787)	—	(17,787)	NM
Stand alone performance related earnings	$71,397	$(37,045)	108,442	NM	$119,283	$27,749	91,534	NM
Economic net income:
Credit Group	$90,264	$55,394	34,870	63%	$232,276	$201,113	31,163	15%
Private Equity Group	58,419	(14,899)	73,318	NM	131,830	59,914	71,916	120%
Real Estate Group	15,835	5,902	9,933	168%	29,896	19,006	10,890	57%
Segment economic net income	164,518	46,397	118,121	255%	394,002	280,033	113,969	41%
Operations Management Group	(47,786)	(40,362)	(7,424)	(18%)	(150,771)	(115,095)	(35,676)	(31%)
Stand alone economic net income	$116,732	$6,035	110,697	NM	$243,231	$164,938	78,293	47%
Distributable earnings:
Credit Group	$83,527	$63,076	20,451	32%	$227,438	$220,834	6,604	3%
Private Equity Group	46,842	16,132	30,710	190%	107,823	71,014	36,809	52%
Real Estate Group	7,002	2,734	4,268	156%	18,719	8,206	10,513	128%
Segment distributable earnings	137,371	81,942	55,429	68%	353,980	300,054	53,926	18%
Operations Management Group	(70,636)	(42,358)	(28,278)	(67%)	(169,144)	(120,219)	(48,925)	(41%)
Stand alone distributable earnings	$66,735	$39,584	27,151	69%	$184,836	$179,835	5,001	3%

NM – Not meaningful

Results of Operations by Segment

Credit Group

The following table sets forth certain statement of operations and other data of our Credit Group segment for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Favorable (Unfavorable)		September 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $33,260, $90,884 and $31,680, $89,972 for the three and nine months ended September 30, 2016 and 2015, respectively)	$115,795	$108,434	$ 7,361	7%	$332,182	$322,378	$ 9,804	3%
Other fees	280	103	177	172%	939	300	639	213%
Compensation and benefits	(43,662)	(40,437)	(3,225)	(8%)	(130,496)	(123,434)	(7,062)	(6%)
General, administrative and other expenses	(6,952)	(7,567)	615	8%	(18,132)	(20,998)	2,866	14%
Fee related earnings	65,461	60,533	4,928	8%	184,493	178,246	6,247	4%
Performance fees-realized	22,422	4,588	17,834	NM	44,624	77,690	(33,066)	(43%)
Performance fees-unrealized	11,152	(6,863)	18,015	NM	(1,544)	(41,152)	39,608	96%
Performance fee compensation-realized	(7,241)	(276)	(6,965)	NM	(9,978)	(42,639)	32,661	77%
Performance fee compensation-unrealized	(11,686)	954	(12,640)	NM	(9,853)	24,984	(34,837)	NM
Net performance fees	14,647	(1,597)	16,244	NM	23,249	18,883	4,366	23%
Investment income-realized	587	646	(59)	(9%)	390	14,190	(13,800)	(97%)
Investment income (loss)-unrealized	5,460	(5,769)	11,229	NM	9,256	(10,725)	19,981	NM
Interest and other investment income	5,940	4,678	1,262	27%	21,617	7,085	14,532	205%
Interest expense	(1,831)	(3,097)	1,266	41%	(6,729)	(6,566)	(163)	(2%)
Net investment income (loss)	10,156	(3,542)	13,698	NM	24,534	3,984	20,550	NM
Performance related earnings	24,803	(5,139)	29,942	NM	47,783	22,867	24,916	109%
Economic net income	$90,264	$55,394	34,870	63%	$232,276	$201,113	31,163	15%
Distributable earnings	$83,527	$63,076	20,451	32%	$227,438	$220,834	6,604	3%

NM – Not meaningful

Accrued performance fees for the Credit Group are comprised of the following:

	As of September 30,
	2016	2015
	(Dollars in thousands)
CLOs	$9,688	$38,956
CSF	15,510	22,887
ARCC	—	13,609
ACE II	15,713	20,738
ACE III	9,509	—
Other credit funds	34,787	23,021
Total Credit Group	$85,207	$119,211

Net performance fee revenues for the Credit Group are comprised of the following:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Q2 2014	Performance Fees	Performance Fees	Net Performance	Performance Fees	Performance Fees	Net Performance
	- Realized	- Unrealized	Fee Revenue	- Realized	- Unrealized	Fee Revenue
	(Dollars in thousands)
CLOs	$10,269	$(7,100)	$3,169	$4,098	$(5,058)	$(960)
CSF	—	21,226	21,226	—	(9,037)	(9,037)
ARCC	—	—	—	—	4,967	4,967
ACE II	12,124	(13,669)	(1,545)	—	2,764	2,764
ACE III	—	3,067	3,067	—	—	—
Other credit funds	29	7,628	7,657	490	(499)	(9)
Total Credit Group	$22,422	$11,152	$33,574	$4,588	$(6,863)	$(2,275)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Q2 2014	Performance Fees	Performance Fees	Net Performance	Performance Fees	Performance Fees	Net Performance
	- Realized	- Unrealized	Fee Revenue	- Realized	- Unrealized	Fee Revenue
	(Dollars in thousands)
CLOs	$27,919	$(16,967)	$10,952	$9,453	$(2,543)	$6,910
CSF	—	5,435	5,435	60,000	(71,453)	(11,453)
ARCC	—	—	—	(417)	13,609	13,192
ACE II	12,124	(9,275)	2,849	1,916	15,484	17,400
ACE III	—	9,469	9,469	—	—	—
Other credit funds	4,581	9,794	14,375	6,738	3,751	10,489
Total Credit Group	$44,624	$(1,544)	$43,080	$77,690	$(41,152)	$36,538

The following tables present the components of the change in performance fees – unrealized for the Credit Group:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
Q2 2015	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$ (10,269)	$ 3,241	$ (72)	$ (7,100)	$ (4,098)	$ 278	$ (1,238)	$ (5,058)
CSF	—	21,226	—	21,226	—	—	(9,037)	(9,037)
ARCC	—	—	—	—	—	4,967	—	4,967
ACE II	(12,124)	—	(1,545)	(13,669)	—	2,764	—	2,764
ACE III	—	3,067	-	3,067	—	—	—	—
Other credit funds	(29)	8,241	(584)	7,628	(490)	2,035	(2,044)	(499)
Total Credit Group	$ (22,422)	$ 35,775	$ (2,201)	$ 11,152	$ (4,588)	$ 10,044	$ (12,319)	$ (6,863)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
Q2 2015	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees -Unrealized
	(Dollars in thousands)
CLOs	$ (27,919)	$ 11,217	$ (265)	$ (16,967)	$ (9,453)	$ 7,033	$ (123)	$ (2,543)
CSF	—	5,435	—	5,435	(60,000)	—	(11,453)	(71,453)
ARCC	—	—	—	—	417	13,192	—	13,609
ACE II	(12,124)	3,115	(266)	(9,275)	(1,916)	17,400	—	15,484
ACE III	—	9,469	—	9,469	—	—	—	—
Other credit funds	(4,581)	16,315	(1,940)	9,794	(6,738)	11,625	(1,136)	3,751
Total Credit Group	$ (44,624)	$ 45,551	$ (2,471)	$ (1,544)	$ (77,690)	$ 49,250	$ (12,712)	$ (41,152)

Credit Group—Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Management Fees.  Total management fees increased by $7.4 million, or 7%, to $115.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and increased by $9.8 million, or 3%, to $332.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in management fees were primarily driven by 4 new CLOs and 16 new funds that began generating fees subsequent to the third quarter of 2015. Compared to the prior periods, the new CLOs and funds generated combined management fees of $7.2 million and $15.3 million for the three and nine months ended September 30, 2016, respectively. There was also an increase in ARCC fee-paying assets and loan originations during the period, which generated additional fees of $2.2 million and $3.8 million during the three and nine months ended September 30, 2016, respectively. These increases were partially offset by decreases in management fees generated by one of our credit funds of $1.4 million and $6.2 million for the three and nine month comparative periods, respectively, due to distributions and changes in market value of the underlying investments in the current year. Also offsetting the increases, fund liquidations that occurred subsequent to September 30, 2015 reduced management fees by $1.4 million and $4.7 million for the three and nine months ended September 30, 2016, respectively.

The effective management fee rate for our funds in the Credit Group decreased to 1.06% for the three and nine months ended September 30, 2016 from 1.14% for the prior year periods. ARCC Part I Fees contributed 0.31% and 0.29% towards the total effective fee rate of the Credit Group for the three and nine months ended September 30, 2016, respectively, and contributed 0.33% and 0.32% towards the total effective fee rate of the Credit Group for the respective prior periods.  Several new separately managed accounts and CLOs, which generally have a lower fee rate than other funds in the Credit Group, began generating fees subsequent to September 30, 2015 and contributed to the decline of the effective management fee rate.

Net Performance Fees.  Net performance fees (expense) include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and unrealized performance fee compensation.

Net performance fees increased by $16.2 million, to $14.6 million for the three months ended September 30, 2016 from a net fee reversal of $1.6 million in the prior year period and increased by $4.4 million, or 23%, to $23.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in net performance fees are primarily due to increases in the valuations of certain portfolio holdings when compared to the same periods in the prior year.

Compensation and Benefits. Compensation and benefits expenses increased by $3.2 million, or 8%, to $43.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $7.1 million, or 6%, to $130.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases for both periods are primarily due to increases in incentive based compensation. In addition, salary and benefits expenses increased in the current year periods due to merit-based increases and an increase in employee headcount. Compensation and benefits represented 37.7% and 39.3% of management fees for the three and nine months ended September 30, 2016, respectively, compared to 37.3% and 38.3% of management fees for the three and nine months ended September 30, 2015.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.6 million, or 8%, to $7.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $2.9 million, or 14%, to $18.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Cost-containment initiatives during the 2016 periods led to decreases in the use of professional service providers, driving expenses lower compared to prior year periods.

Net Investment Income (Loss).  Net investment income (loss) increased by $13.7 million from a net loss of $3.5 million for the three months ended September 30, 2015 to net investment income of $10.2 million for the three months ended September 30, 2016. The increase was primarily driven by continued overall improvements in the credit markets that resulted in unrealized market appreciation of $5.6 million for the syndicated loan, credit opportunities and structured credit funds during the three months ended September 30, 2016 compared to unrealized losses of $5.7 million for the same funds during the three month period in 2015. Additionally, interest expense decreased by $1.3 million primarily due to a decrease in interest expense associated with the repayment of notes in connection with terminating a merger agreement in 2015.

Net investment income increased by $20.6 million to $24.5 million for the nine months ended September 30, 2016 compared to the prior year period. The increase was driven by transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies, which were $14.3 million for the nine months ended September 30, 2016 and are included in interest and other investment income. The increase was also driven by market appreciation in the syndicated loan, credit opportunities and structured credit funds that had net investment gains of $8.3 million for the nine months ended September 30, 2016 due to the overall improvement in the credit markets compared to $3.2 million net investment losses on the same funds during the nine months ended September 30, 2015.

Non-GAAP Performance Measures. The increases of $16.2 million and $13.7 million in net performance fees and net investment income, respectively, increased our PRE and ENI for the three months ended September 30, 2016 compared to the same period in the prior year. Included in net performance fees was an increase of $10.9 million in net realized performance fees, which contributed to the increase of DE. Increases in management fees of $7.4 million, partially offset by increases in compensation and benefits expenses of $3.2 million, resulted in an overall increase to FRE, which also positively impacted ENI and DE.

The increases of $4.4 million and $20.6 million in net performance fees and net investment income, respectively, increased our PRE and ENI for the nine months ended September 30, 2016 compared to the same period in the prior year. Included in net performance fees and net investment income were decreases of $0.4 million in net realized performance fees and $1.9 million in net realized investment and other income, which contributed to the decrease of DE. The period over period increase in management fees of $9.8 million and decrease in general, administrative and other expenses of $2.9 million were partially offset by a $7.1 million increase in compensation and benefits expenses, resulting in an overall increase to FRE and positively impacting ENI and DE.

Credit Group—Assets Under Management

The tables below provide the period‑to‑period rollforward of AUM for the Credit Group for the three months ended September 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 6/30/2016	$ 16,928	$ 4,331	$ 3,329	$ 3,953	$ 21,938	$ 9,846	$ 60,325
Net new par/ equity commitments	295	569	(5)	5	741	150	1,755
Net new debt commitments	752	-	-	-	1,409	-	2,161
Distributions	(1,094)	(43)	(18)	(4)	(1,607)	(239)	(3,005)
Change in fund value	93	176	104	177	121	137	808
Balance at 9/30/2016	$ 16,974	$ 5,033	$ 3,410	$ 4,131	$ 22,602	$ 9,894	$ 62,044
Average AUM	$ 16,951	$ 4,682	$ 3,370	$ 4,042	$ 22,270	$ 9,870	$ 61,185

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 6/30/2015	$ 19,591	$ 3,408	$ 4,291	$ 3,129	$ 24,559	$ 5,640	$ 60,618
Net new par/ equity commitments	126	98	(106)	150	376	1,884	2,528
Net new debt commitments	1,927	-	52	-	365	926	3,270
Distributions	(887)	(65)	(149)	(7)	(244)	(103)	(1,455)
Change in fund value	(18)	(113)	(105)	(62)	145	20	(133)
Balance at 9/30/2015	$ 20,739	$ 3,328	$ 3,983	$ 3,210	$ 25,201	$ 8,367	$ 64,828
Average AUM	$ 20,165	$ 3,368	$ 4,137	$ 3,170	$ 24,880	$ 7,004	$ 62,724

The tables below provide the period‑to‑period rollforward of AUM for the Credit Group for the nine months ended September 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$ 17,618	$ 3,303	$ 3,714	$ 3,102	$ 23,594	$ 9,055	$ 60,386
Net new par/ equity commitments	540	1,530	248	805	739	1,018	4,880
Net new debt commitments	1,262	-	-	-	2,109	332	3,703
Distributions(1)	(2,677)	(186)	(718)	(53)	(4,263)	(713)	(8,610)
Change in fund value	231	386	166	277	423	202	1,685
Balance at 9/30/2016	$ 16,974	$ 5,033	$ 3,410	$ 4,131	$ 22,602	$ 9,894	$ 62,044
Average AUM	$ 17,296	$ 4,168	$ 3,562	$ 3,617	$ 23,098	$ 9,475	$ 61,216

(1)	Distribution of $8.6 billion includes $3.0 billion reduction in leverage related to the paydown associated with SSLP within the U.S. direct lending strategy.

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2014	$ 20,176	$ 3,075	$ 5,479	$ 1,718	$ 23,116	$ 5,535	$ 59,099
Net new par/ equity commitments	358	421	(106)	1,716	777	2,262	5,428
Net new debt commitments	2,540	-	302	-	1,752	926	5,520
Distributions	(1,932)	(144)	(1,626)	(179)	(957)	(158)	(4,996)
Change in fund value	(403)	(24)	(66)	(45)	513	(198)	(223)
Balance at 9/30/2015	$ 20,739	$ 3,328	$ 3,983	$ 3,210	$ 25,201	$ 8,367	$ 64,828
Average AUM	$ 20,458	$ 3,202	$ 4,731	$ 2,464	$ 24,159	$ 6,951	$ 61,965

Credit Group—Fee Paying AUM and Fee Earning AUM

The tables below provides the period‑to‑period rollforward of fee paying AUM and fee earning AUM for the Credit Group for the three months ended September 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2016	$ 15,934	$ 4,330	$ 2,464	$ 2,779	$ 10,445	$ 4,634	$ 40,586
Commitments	547	482	-	-	40	-	1,069
Subscriptions/deployment/increase in leverage	1	87	111	63	527	251	1,040
Distributions	(1,030)	(43)	(22)	(2)	(184)	(181)	(1,462)
Change in fund value	97	175	101	163	101	(8)	629
FPAUM Balance at 9/30/2016	$ 15,549	$ 5,031	$ 2,654	$ 3,003	$ 10,929	$ 4,696	$ 41,862
Average FPAUM	$ 15,742	$ 4,681	$ 2,559	$ 2,891	$ 10,687	$ 4,665	$ 41,225
Indirect fee earning AUM:
Balance at 6/30/2016	$ -	$ -	$ -	$ -	$ 7,742	$ -	$ 7,742
Subscriptions/deployment/increase in leverage(1)	-	-	-	-	1,082	-	1,082
Distributions	-	-	-	-	(1,452)	-	(1,452)
Change in fund value	-	-	-	-	44	-	44
Change in fee basis	-	-	-	-	(34)	-	(34)
FEAUM Balance at 9/30/2016	$ 15,549	$ 5,031	$ 2,654	$ 3,003	$ 18,311	$ 4,696	$ 49,244
Average FEAUM	$ 15,742	$ 4,681	$ 2,559	$ 2,891	$ 18,249	$ 4,665	$ 48,787

(1)	Includes subscriptions/deployment/increase in leverage related to the SDLP co-investment program between ARCC and Varagon.

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2015	$ 16,168	$ 3,408	$ 3,173	$ 2,563	$ 9,269	$ 3,432	$ 38,013
Commitments	1,326	98	25	-	-	-	1,449
Subscriptions/deployment/increase in leverage	12	-	-	54	145	186	397
Distributions	(711)	(65)	(188)	(4)	(119)	(91)	(1,178)
Change in fund value	(13)	(113)	(112)	(36)	187	71	(16)
Change in fee basis	-	-	-	-	-	-	-
FPAUM Balance at 9/30/2015	$ 16,782	$ 3,328	$ 2,898	$ 2,577	$ 9,482	$ 3,598	$ 38,665
Average FPAUM	$ 16,475	$ 3,368	$ 3,036	$ 2,570	$ 9,376	$ 3,515	$ 38,340
Indirect fee earning AUM:
Balance at 6/30/2015	$ -	$ -	$ -	$ -	$ 10,457	$ -	$ 10,457
Commitments	-	-	-	-	385	-	385
Subscriptions/deployment/increase in leverage	-	-	-	-	99	-	99
Distributions	-	-	-	-	(1,340)	-	(1,340)
Change in fund value	-	-	-	-	1	-	1
FEAUM Balance at 9/30/2015	$ 16,782	$ 3,328	$ 2,898	$ 2,577	$ 19,084	$ 3,598	$ 48,267
Average FEAUM	$ 16,475	$ 3,368	$ 3,036	$ 2,570	$ 19,405	$ 3,515	$ 48,369

The tables below provides the period‑to‑period rollforward of fee paying AUM and fee earning AUM for the Credit Group for the nine months ended September 30, 2016 and 2015 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2015	$ 17,180	$ 3,303	$ 2,607	$ 2,559	$ 10,187	$ 4,089	$ 39,925
Commitments	789	1,443	61	7	40	-	2,340
Subscriptions/deployment/increase in leverage	4	87	199	256	1,084	1,240	2,870
Distributions	(2,571)	(185)	(314)	(66)	(794)	(513)	(4,443)
Change in Fund Value	147	383	161	247	412	(120)	1,230
Change in Fee Basis	-	-	(60)	-	-	-	(60)
FPAUM Balance at 9/30/2016	$ 15,549	$ 5,031	$ 2,654	$ 3,003	$ 10,929	$ 4,696	$ 41,862
Average FPAUM	$ 16,365	$ 4,167	$ 2,631	$ 2,781	$ 10,558	$ 4,393	$ 40,895
Indirect fee earning AUM:
Balance at 12/31/2015	$ -	$ -	$ -	$ -	$ 9,129	$ -	$ 9,129
Subscriptions/deployment/increase in leverage(1)	-	-	-	-	1,197	-	1,197
Distributions	-	-	-	-	(2,954)	-	(2,954)
Change in fund value	-	-	-	-	47	-	47
Change in fee basis	-	-	-	-	(37)	-	(37)
FEAUM Balance at 9/30/2016	$ 15,549	$ 5,031	$ 2,654	$ 3,003	$ 18,311	$ 4,696	$ 49,244
Average FEAUM	$ 16,365	$ 4,167	$ 2,631	$ 2,781	$ 18,813	$ 4,393	$ 49,150

(1)	Includes subscriptions/deployment/increase in leverage related to the SDLP co-investment program between ARCC and Varagon.

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2014	$ 16,236	$ 3,075	$ 3,943	$ 1,602	$ 9,400	$ 3,017	$ 37,273
Commitments	2,031	260	25	11	341	-	2,668
Subscriptions/deployment/increase in leverage	123	97	164	1,047	412	687	2,530
Distributions	(1,492)	(144)	(654)	(193)	(1,073)	(207)	(3,763)
Change in fund value	(186)	(86)	(184)	(4)	663	61	264
Change in fee basis	70	126	(396)	114	(261)	40	(307)
FPAUM Balance at 9/30/2015	$ 16,782	$ 3,328	$ 2,898	$ 2,577	$ 9,482	$ 3,598	$ 38,665
Average FPAUM	$ 16,509	$ 3,202	$ 3,421	$ 2,090	$ 9,441	$ 3,308	$ 37,971
Indirect fee earning AUM:
Balance at 12/31/2014	$ -	$ -	$ -	$ -	$ 10,264	$ -	$ 10,264
Commitments	-	-	-	-	587	-	587
Subscriptions/deployment/increase in leverage	-	-	-	-	552	-	552
Distributions	-	-	-	-	(1,843)	-	(1,843)
Change in fund value	-	-	-	-	54	-	54
Change in fee basis	-	-	-	-	(12)	-	(12)
FEAUM Balance at 9/30/2015	$ 16,782	$ 3,328	$ 2,898	$ 2,577	$ 19,084	$ 3,598	$ 48,267
Average FEAUM	$ 16,509	$ 3,202	$ 3,421	$ 2,090	$ 19,374	$ 3,308	$ 47,904

The table below breaks out fee earning AUM for the Credit Group by its respective components for each period:

	As of September 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$226	$109
Fee paying AUM based on invested capital	5,770	3,431
Fee paying AUM based on market value/other	23,535	21,983
Fee paying AUM based on collateral balances, at par	12,331	13,142
Total fee paying AUM	41,862	38,665
Indirect fee earning AUM	7,382	9,602
Total fee earning AUM	$49,244	$48,267

Credit Group fee paying AUM and fee earning AUM may vary from AUM for variety of reasons. The reconciliation of AUM to fee earning AUM and fee paying AUM for the Credit Group is presented below for each period.

	As of September 30,
	2016	2015
	(Dollars in millions)
AUM	$62,044	$64,828
Non fee paying debt	(3,065)	(5,736)
General partner and affiliates	(543)	(186)
Undeployed	(7,414)	(9,823)
Market value/other	(1,054)	(109)
Fees not activated	(707)	(707)
Fees deactivated	(17)	—
Fee earning AUM	49,244	48,267
Indirect fee earning AUM	(7,382)	(9,602)
Fee paying AUM	$41,862	$38,665

Credit Group—Fund Performance Metrics as of September 30, 2016

The Credit Group managed 135 funds as of September 30, 2016 across the liquid and illiquid credit strategies. ARCC contributed approximately 58% of the Credit Group’s total management fees for the nine months ended September 30, 2016. In addition to ARCC, we have six significant funds which contributed approximately 8% of the Credit Group’s management fees for the nine months ended September 30, 2016. Our significant funds include Ares Credit Strategies Fund I (“CSF”), a managed account with a flexible and opportunistic mandate to invest in corporate credit funds; ARCC, a publicly-traded business development company that principally originates and invests in first lien senior secured loans, second lien secured loans and mezzanine debt in the United States; Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund focused on direct lending to European middle market companies; Ares Capital Europe III, L.P. (“ACE III”), a 2015 vintage commingled fund focused on direct lending to European middle market companies; and three separately managed accounts over which we exercise sole investment discretion. We do not show fund performance metrics for significant funds with less than two years of historical information.

The following table presents the performance data for our significant funds in the Credit Group that are not drawdown funds:

		As of September 30, 2016
			Returns(%)(2)
	Year of	AUM	Current Quarter		Year-To-Date		Since Inception(3)
Fund	Inception	(in millions)(1)	Gross	Net	Gross	Net	Gross	Net	Investment Strategy
ARCC(4)	2004	$10,583	N/A	2.1	N/A	7.9	N/A	12.0	U.S. Direct Lending
Sub-advised Client A(5)	2007	$724	4.2	4.1	10.6	10.4	8.0	7.6	High Yield
Sub-advised Client B(5)	2009	$667	2.6	2.5	6.7	6.3	6.6	6.0	Syndicated Loans
Sub-advised Client C	2015	$1,029	N/A	N/A	N/A	N/A	N/A	N/A	Structured Credit

(1)	AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital.

(2)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.
(3)	Since inception returns are annualized.
(4)

Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this quarterly report.

(5)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.

The following table presents the performance data of our significant drawdown funds:

			As of September 30, 2016 (Dollars in millions)
				Cumulative
	Year of		Original Capital	Invested	Realized	Unrealized	Total	MoIC		IRR(%)
Fund	Inception	AUM(1)	Commitments	Capital	Proceeds(2)	Value(3)	Value	Gross(4)	Net(5)	Gross(6)	Net(7)	Investment Strategy
CSF	2008	$499	$1,500	$1,500	$2,003	$484	$2,487	1.9x	1.7x	12.9	10.0	Credit Opportunities
ACE II(8)	2013	$1,612	$1,216	$879	$133	$1,021	$1,154	1.3x	1.2x	10.3	7.4	E.U. Direct Lending
ACE III(9)	2015	$4,152	$2,822	$679	$9	$723	$732	1.1x	1.1x	N/A	N/A	E.U. Direct Lending

(1)

AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital. The AUM for CSF, a fund of funds, includes AUM that has been committed to other Ares funds.

(2)	Realized proceeds represent the sum of all cash distributions to all partners.
(3)	Unrealized value represents the fund's NAV. There can be no assurance that unrealized values will be realized at the valuations shown.
(4)

The gross multiple of invested capital (“MoIC”) is calculated at the fund-level. For CSF, the gross MoIC is based on the interests of the fee-paying limited partner. For ACE II and ACE III, the gross MoIC is based on the interests of all partners. For all funds, the gross MoIC is before giving effect to management fees, performance fees as applicable and other expenses.

(5)

The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, performance fees as applicable and other expenses.

(6)

The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. For CSF, the gross IRR reflects returns to the fee-paying limited partner. For ACE II, the gross IRR reflects returns to all partners. For all funds, the cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. Gross IRRs are calculated before giving effect to management fees, performance fees as applicable, and other expenses.

(7)

The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses.

(8)

ACE II is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and gross and net MoIC presented in the chart are for the U.S. dollar denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the Euro denominated feeder fund are 13.4% and 10.1%, respectively. The gross and net MoIC for the Euro denominated feeder fund are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs and the net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. dollar denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principle investments.

(9)

ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the Euro denominated feeder fund as that is the larger of the two feeders. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group

The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Favorable (Unfavorable)		September 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Management fees	$35,182	$38,086	$ (2,904)	(8%)	$111,100	$113,632	$ (2,532)	(2%)
Other fees	309	679	(370)	(54%)	983	728	255	35%
Compensation and benefits	(15,442)	(13,854)	(1,588)	(11%)	(43,359)	(40,005)	(3,354)	(8%)
General, administrative and other expenses	(3,872)	(3,109)	(763)	(25%)	(10,181)	(9,946)	(235)	(2%)
Fee related earnings	16,177	21,802	(5,625)	(26%)	58,543	64,409	(5,866)	(9%)
Performance fees-realized	108,245	—	108,245	NM	171,024	21,496	149,528	NM
Performance fees-unrealized	16,569	(32,115)	48,684	NM	109,848	85,992	23,856	28%
Performance fee compensation-realized	(86,537)	—	(86,537)	NM	(136,761)	(16,700)	(120,061)	NM
Performance fee compensation-unrealized	(13,387)	23,623	(37,010)	NM	(88,766)	(73,501)	(15,265)	(21%)
Net performance fees	24,890	(8,492)	33,382	NM	55,345	17,287	38,058	220%
Investment income (loss)-realized	11,268	(2,672)	13,940	NM	14,641	5,582	9,059	162%
Investment income (loss)-unrealized	7,066	(23,332)	30,398	NM	(1,030)	(27,635)	26,605	96%
Interest and other investment income	417	199	218	110%	8,532	6,014	2,518	42%
Interest expense	(1,399)	(2,404)	1,005	42%	(4,201)	(5,743)	1,542	27%
Net investment income (expense)	17,352	(28,209)	45,561	NM	17,942	(21,782)	39,724	NM
Performance related earnings	42,242	(36,701)	78,943	NM	73,287	(4,495)	77,782	NM
Economic net income	$58,419	$(14,899)	73,318	NM	$131,830	$59,914	71,916	120%
Distributable earnings	$46,842	$16,132	30,710	190%	$107,823	$71,014	36,809	52%

NM – Not meaningful

Accrued performance fees for the Private Equity Group are comprised of the following:

	As of September 30,
Q2 2014	2016	2015
	(Dollars in thousands)
ACOF II	$19,780	$39,375
ACOF III	330,179	307,857
ACOF IV	180,374	73,645
Other funds	15,076	12,868
Total Private Equity Group	$545,409	$433,745

Net performance fee revenues for the Private Equity Group are comprised of the following:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Q2 2015	Performance Fees	Performance Fees	Net Performance	Performance Fees	Performance Fees	Net Performance
Q2 2014	- Realized	- Unrealized	Fee Revenue	- Realized	- Unrealized	Fee Revenue
	(Dollars in thousands)
ACOF II	$26,444	$(12,355)	$14,089	$-	$(6,793)	$(6,793)
ACOF III	39,993	(15,550)	24,443	-	(12,740)	(12,740)
ACOF IV	41,808	43,794	85,602	-	(11,946)	(11,946)
Other funds	-	680	680	-	(636)	(636)
Total Private Equity Group	$108,245	$16,569	$124,814	$-	$(32,115)	$(32,115)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Q2 2015	Performance Fees	Performance Fees	Net Performance	Performance Fees	Performance Fees	Net Performance
Q2 2014	- Realized	- Unrealized	Fee Revenue	- Realized	- Unrealized	Fee Revenue
	(Dollars in thousands)
ACOF II	$27,139	$(8,368)	$18,771	$6,530	$9,061	$15,591
ACOF III	102,078	(8,205)	93,873	2,228	59,893	62,121
ACOF IV	41,807	127,739	169,546	10,545	30,522	41,067
Other funds	-	(1,318)	(1,318)	2,193	(13,484)	(11,291)
Total Private Equity Group	$171,024	$109,848	$280,872	$21,496	$85,992	$107,488

The following tables present the components of the change in performance fees – unrealized for the Private Equity Group:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF II	$ (26,444)	$ 14,089	$ -	$ (12,355)	$ -	$ -	$ (6,793)	$ (6,793)
ACOF III	(39,993)	24,443	-	(15,550)	-	-	(12,740)	(12,740)
ACOF IV	(41,808)	85,602	-	43,794	-	-	(11,946)	(11,946)
Other funds	-	680	-	680	-	4,853	(5,489)	(636)
Total Private Equity Group	$ (108,245)	$ 124,814	$ -	$ 16,569	$ -	$ 4,853	$ (36,968)	$ (32,115)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees -Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF II	$ (27,139)	$ 18,771	$ -	$ (8,368)	$ (6,530)	$ 15,591	$ -	$ 9,061
ACOF III	(102,078)	93,873	-	(8,205)	(2,228)	62,121	-	59,893
ACOF IV	(41,807)	169,546	-	127,739	(10,545)	41,067	-	30,522
Other funds	-	1,562	(2,880)	(1,318)	(2,193)	5,028	(16,319)	(13,484)
Total Private Equity Group	$ (171,024)	$ 283,752	$ (2,880)	$ 109,848	$ (21,496)	$ 123,807	$ (16,319)	$ 85,992

Private Equity Group—Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Management Fees.  Total management fees decreased by $2.9 million, or 8%, to $35.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased by $2.5 million, or 2%, to $111.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Subsequent to September 30, 2015, several special situations and power and energy infrastructure funds beyond their reinvestment period made distributions that led to a reduction of management fees by $2.8 million and $4.0 million for the three and nine months ended September 30, 2016, respectively. Also contributing to the decrease in the current year periods was the absence of management fees from Ares Corporate Opportunities Fund II, L.P. (“ACOF II”), from which we generated $0.7 million and $3.0 million of fees in the three and nine months ended September 30, 2015, respectively. In connection with an extension of ACOF II’s term for one year, we agreed to waive management fees starting in the first quarter of 2016. The decreases were partially offset by $1.4 million and $4.0 million of fees generated in the three and nine months ended September 30, 2016 from two power and energy infrastructure mandates that began paying management fees in the fourth quarter of 2015. Also offsetting the decrease in the nine month period, was a $1.7 million increase in management fees from a special situations fund due to increased capital deployment in the current year period.

The effective management fee rate decreased from 1.28% for both the three and nine months ended September 30, 2015 to 1.23% and 1.25% for the three and nine months ended September 30, 2016, respectively. The decrease in the effective rates is primarily a result of several funds reaching the end of their investment periods subsequent to September 30, 2015, which caused a reduction in the fee rates.

Net Performance Fees. Net performance fees (expense) include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and unrealized performance fee compensation.

Net performance fees increased by $33.4 million to $24.9 million for the three months ended September 30, 2016 from a net fee reversal of $8.5 million for the three months ended September 30, 2015 and increased by $38.1 million to $55.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases for both periods were primarily driven by the appreciation in fair value of certain portfolio assets within our corporate private equity strategy when compared to the three and nine months ended September 30, 2015.

Compensation and Benefits. Compensation and benefits expenses increased by $1.6 million, or 11%, to $15.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and increased by $3.4 million, or 8%, to $43.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases are primarily due to increases in incentive based compensation.  Additionally, salary and benefits expenses also increased in the current year period due to merit based increases and an increase in headcount in anticipation of Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) capital deployment. Compensation and benefits represented 43.9% and 39.0% of management fees for the three and nine months ended September 30, 2016, respectively, compared to 36.4% and 35.2% for the three months and nine months ended September 30, 2015, respectively. We expect the increase in compensation and benefits expense as a percentage of management fees to be temporary and to trend lower upon deployment of capital in ACOF V.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.8 million, or 25%, to $3.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $0.2 million, or 2%, to $10.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases are primarily due to increases in travel related and professional services expenses.

Net Investment Income (Loss). Net investment income was $17.4 million for the three months ended September 30, 2016 as a result of appreciation on our investment in ACOF Asia of $5.6 million, net gains on our investment in Ares Corporate Opportunities Fund III, L.P. (“ACOF III”) of $3.9 million primarily due to proceeds from a sale of an underlying portfolio company, and net gains on our investments in the special situations funds of $4.0 million due to appreciation on underlying investments. In comparison, there was a net investment loss of $28.2 million for the three months ended September 30, 2015 as a result of unrealized losses on our investments in ACOF Asia of $16.3 million, in ACOF III of $1.4 million, and in special situations funds of $7.9 million.

Net investment income was $17.9 million for the nine months ended September 30, 2016, primarily as a result of net gains on our investments in ACOF III of $15.1 million resulting from dividends of $8.3 million and net unrealized and realized gains of $6.8 million. Net investment income for the nine months ended September 30, 2016 also included $6.6 million and $3.7 million in net gains from our investments in Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) and certain special situations funds, respectively, primarily from market appreciation on the underlying investments. These gains were offset by $7.8 million in unrealized losses on our investments in ACOF Asia. In comparison, there was a $21.8 million net investment loss for the nine months ended September 30, 2015 primarily as a result of net losses of $19.0 million and $11.8 million on our investments in ACOF Asia and certain special situations funds, respectively. These net losses were partially offset by net gains of $15.1 million on our investments in the North American and European based funds within our corporate private equity strategy driven by unrealized fair value changes on the underlying investments.

Non-GAAP Performance Measures. The increases of $33.4 million and $45.6 million in net performance fees and net investment income, respectively, increased our PRE and ENI for the three months ended September 30, 2016 compared to the same period in the prior year. Included in net performance fees and net investment income were increases of $21.7 million and $15.4 million in net realized performance fees and net realized investment and other income, respectively, which increased DE. The decrease in FRE, impacted mostly by a decrease in management fees of $2.9 million, partially offset the increases of DE and ENI.

The increases of $38.1 million and $39.7 million in net performance fees and net investment income, respectively, increased our PRE and ENI for the nine months ended September 30, 2016 compared to the same period in the prior year. Included in net performance fees and net investment income were increases of $29.5 million and $13.5 million in net realized performance fees and net realized investment and other income, respectively, which increased DE. The decrease in FRE, impacted mostly by a decrease in management fees of $2.5 million, partially offset the increases of DE and ENI.

Private Equity Group—Assets Under Management

The tables below provide the period‑to‑period rollforward of AUM for the Private Equity Group for the three months ended September 30, 2016 and 2015 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 6/30/2016	$ 18,078	$ 4,959	$ 1,777	$ 24,814
Net new equity commitments	-	10	-	10
Distributions	(754)	(55)	(32)	(841)
Change in fund value	632	166	95	893
Balance at 9/30/2016	$ 17,956	$ 5,080	$ 1,840	$ 24,876
Average AUM	$ 18,017	$ 5,020	$ 1,809	$ 24,846

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 6/30/2015	$ 10,276	$ 4,432	$ 2,246	$ 16,954
Net new equity commitments	-	75	(79)	(4)
Distributions	(55)	(22)	(2)	(79)
Change in fund value	(95)	23	(192)	(264)
Balance at 9/30/2015	$ 10,126	$ 4,508	$ 1,973	$ 16,607
Average AUM	$ 10,201	$ 4,470	$ 2,110	$ 16,781

The tables below provide the period‑to‑period rollforward of AUM for the Private Equity Group for the nine months ended September 30, 2016 and 2015 (in millions):

	Corporate Private Equity(1)	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2015	$ 15,908	$ 5,207	$ 1,863	$ 22,978
Net new equity commitments	2,154	10	-	2,164
Distributions	(1,401)	(231)	(108)	(1,740)
Change in fund value	1,295	94	85	1,474
Balance at 9/30/2016	$ 17,956	$ 5,080	$ 1,840	$ 24,876
Average AUM	$ 16,932	$ 5,144	$ 1,852	$ 23,928

(1)	Net new equity commitments represents commitments to ACOF V.

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2014	$ 10,135	$ -	$ 1,952	$ 12,087
Acquisitions	-	4,581	-	4,581
Net new equity commitments	-	95	331	426
Distributions	(687)	(275)	(38)	(1,000)
Change in fund value	678	107	(272)	513
Balance at 9/30/2015	$ 10,126	$ 4,508	$ 1,973	$ 16,607
Average AUM	$ 10,131	$ 2,254	$ 1,963	$ 14,348

Private Equity Group—Fee Paying AUM

Fee paying and fee earning AUM represent the same metric for the Private Equity Group, as there are no fees earned indirectly within Private Equity. The tables below provide the period‑to‑period rollforward of fee paying AUM, previously referred to as fee earning AUM, for the Private Equity Group for the three months ended September 30, 2016 and 2015 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 6/30/2016	$ 6,678	$ 4,331	$ 844	$ 11,853
Commitments	-	10	-	10
Subscriptions/deployment/increase in leverage	34	7	-	41
Distributions	(226)	-	(49)	(275)
Change in fee basis	-	(264)	-	(264)
FPAUM Balance at 9/30/2016	$ 6,486	$ 4,084	$ 795	$ 11,365
Average FPAUM	$ 6,582	$ 4,208	$ 820	$ 11,610

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 6/30/2015	$ 6,921	$ 3,926	$ 947	$ 11,794
Commitments	-	75	-	75
Subscriptions/deployment/increase in leverage	14	8	124	146
Distributions	-	-	(1)	(1)
Change in fund value	-	-	2	2
FPAUM Balance at 9/30/2015	$ 6,935	$ 4,009	$ 1,072	$ 12,016
Average FPAUM	$ 6,928	$ 3,968	$ 1,010	$ 11,906

The tables below provide the period‑to‑period rollforward of fee paying AUM for the Private Equity Group for the nine months ended September 30, 2016 and 2015 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2015	$ 6,957	$ 4,454	$ 1,051	$ 12,462
Acquisitions	-	-	-	-
Commitments	-	10	-	10
Subscriptions/deployment/increase in leverage	50	17	(4)	63
Distributions	(226)	(46)	(164)	(436)
Change in fund value	-	(80)	(88)	(168)
Change in fee basis	(295)	(271)	-	(566)
FPAUM Balance at 9/30/2016	$ 6,486	$ 4,084	$ 795	$ 11,365
Average FPAUM	$ 6,722	$ 4,269	$ 923	$ 11,914

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2014	$ 7,172	$ -	$ 531	$ 7,703
Acquisitions	-	4,046	-	4,046
Commitments	-	75	-	75
Subscriptions/deployment/increase in leverage	17	80	525	622
Distributions	(149)	(190)	(4)	(343)
Change in fund value	-	(2)	(30)	(32)
Change in fee basis	(105)	-	50	(55)
FPAUM Balance at 9/30/2015	$ 6,935	$ 4,009	$ 1,072	$ 12,016
Average FPAUM	$ 7,054	$ 2,005	$ 802	$ 9,861

The components of fee paying AUM for the Private Equity Group are presented below for each period.

	As of September 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$4,831	$6,277
Fee paying AUM based on invested capital	6,534	5,739
Total fee paying AUM	$11,365	$12,016

Private Equity Group fee paying AUM may vary from AUM for variety of reasons. The reconciliation of AUM to fee paying AUM for the Private Equity Group is presented below for each period.

	As of September 30,
	2016	2015
	(Dollars in millions)
AUM	$24,876	$16,607
General partner and affiliates	(981)	(735)
Undeployed/undrawn commitments	(1,672)	(1,887)
Market value/other	(2,722)	(1,793)
Fees not activated	(7,600)	—
Fees deactivated	(536)	(176)
Fee paying AUM	$11,365	$12,016

Private Equity Group—Fund Performance Metrics as of September 30, 2016

The Private Equity Group managed 22 commingled funds and related co-investment vehicles as of September 30, 2016. ACOF III, ACOF IV, U.S. Power Fund III (“USPF III”) and U.S. Power Fund IV (“USPF IV”), each considered a significant fund, combined for approximately 86% of the Private Equity Group’s management fees for the nine months ended September 30, 2016. Our Corporate Private Equity funds focus on majority or shared‑control investments, principally in under‑capitalized companies in North America, Europe and Asia. ACOF III is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while ACOF IV is in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long‑term, stable cash‑flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV, acquired in connection with the acquisition of EIF in January 2015, are in harvest mode and deployment mode, respectively.

The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

	As of September 30, 2016 (Dollars in millions)
			Original	Cumulative
	Year of		Capital	Invested	Realized	Unrealized	Total	MoIC		IRR(%)
Fund	Inception	AUM(1)	Commitments	Capital	Proceeds(2)	Value(3)	Value	Gross(4)	Net(5)	Gross(6)	Net(7)	Investment Strategy
USPF III	2007	$1,402	$1,350	$1,808	$1,239	$1,356	$2,595	1.4x	1.4x	8.7	6.0	U.S. Power and Energy Infrastructure
ACOF III	2008	$3,791	$3,510	$3,867	$5,181	$3,291	$8,472	2.2x	1.9x	29.9	21.5	Corporate Private Equity
USPF IV	2010	$1,924	$1,688	$1,585	$624	$1,584	$2,208	1.4x	1.3x	14.0	10.9	U.S. Power and Energy Infrastructure
ACOF IV	2012	$5,546	$4,700	$3,306	$667	$4,181	$4,847	1.5x	1.3x	21.1	12.9	Corporate Private Equity

(1)
(1)	AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Realized proceeds represents the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.
(3)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations shown.
(4)

The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, performance fees as applicable and other expenses.

(5)

The net MoIC for the U.S. power and energy infrastructure funds is calculated at the fund-level. The net MoIC for the corporate private equity funds is calculated at the investment-level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, performance fees as applicable and other expenses.

(6)

The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. Cash flows used in the gross IRR calculation are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, performance fees as applicable, and other expenses.

(7)

The net IRR for the U.S. power and infrastructure funds is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRR for the corporate private equity funds is an annualized since inception net internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Cash flows used in the net IRR calculations are assumed to occur at month end. For all funds, the net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses.

Real Estate Group

The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Favorable (Unfavorable)		September 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Management fees	$17,819	$15,690	$ 2,129	14%	$50,794	$49,003	$ 1,791	4%
Other fees	162	551	(389)	(71%)	855	2,136	(1,281)	(60%)
Compensation and benefits	(8,992)	(10,262)	1,270	12%	(29,871)	(30,385)	514	2%
General, administrative and other expenses	(2,181)	(4,872)	2,691	55%	(7,882)	(11,125)	3,243	29%
Fee related earnings	6,808	1,107	5,701	NM	13,896	9,629	4,267	44%
Performance fee-realized	2,170	3,044	(874)	(29%)	5,142	3,146	1,996	63%
Performance fee-unrealized	4,647	5,137	(490)	(10%)	10,030	9,343	687	7%
Performance fee compensation-realized	—	(1,826)	1,826	NM	(53)	(1,826)	1,773	97%
Performance fee compensation-unrealized	(4,322)	(2,182)	(2,140)	(98%)	(8,328)	(2,961)	(5,367)	(181%)
Net performance fees	2,495	4,173	(1,678)	(40%)	6,791	7,702	(911)	(12%)
Investment income (loss)-realized	(151)	1,063	(1,214)	NM	412	1,450	(1,038)	(72%)
Investment income (loss)-unrealized	6,211	(187)	6,398	NM	7,943	962	6,981	NM
Interest and other investment income	714	158	556	NM	1,642	205	1,437	NM
Interest expense	(242)	(412)	170	41%	(788)	(942)	154	16%
Net investment income	6,532	622	5,910	NM	9,209	1,675	7,534	NM
Performance related earnings	9,027	4,795	4,232	88%	16,000	9,377	6,623	71%
Economic net income	$15,835	$5,902	9,933	168%	$29,896	$19,006	10,890	57%
Distributable earnings	$7,002	$2,734	4,268	156%	$18,719	$8,206	10,513	128%

NM – Not meaningful

Accrued performance fees for the Real Estate Group are comprised of the following:

	As of September 30,
	2016	2015
	(Dollars in thousands)
EPEP	$15,090	$7,119
US VIII	5,372	2,227
Other real estate funds	10,449	3,083
Subtotal	30,911	12,429
Other fee generating funds(1)	19,127	30,817
Total Real Estate Group	$50,038	$43,246

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Net performance fee revenues for the Real Estate Group are comprised of the following:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
2014	Performance Fees	Performance Fees	Net Performance	Performance Fees	Performance Fees	Net Performance
	- Realized	- Unrealized	Fee Revenue	- Realized	- Unrealized	Fee Revenue
	(Dollars in thousands)
EPEP	$—	$142	$142	$—	$2,354	$2,354
US VIII	—	(96)	(96)	—	1,225	1,225
Other real estate funds	—	6,846	6,846	3,044	58	3,102
Subtotal	—	6,892	6,892	3,044	3,637	6,681
Other fee generating funds(1)	2,170	(2,245)	(75)	—	1,500	1,500
Total Real Estate Group	$2,170	$4,647	$6,817	$3,044	$5,137	$8,181

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Q2 2014	Performance Fees	Performance Fees	Net Performance	Performance Fees	Performance Fees	Net Performance
	- Realized	- Unrealized	Fee Revenue	- Realized	- Unrealized	Fee Revenue
	(Dollars in thousands)
EPEP	$-	$4,751	$4,751	$-	$3,349	$3,349
US VIII	-	2,280	2,280	-	1,528	1,528
Other real estate funds	89	6,540	6,629	3,044	58	3,102
Subtotal	89	13,571	13,660	3,044	4,935	7,979
Other fee generating funds (1)	5,053	(3,541)	1,512	102	4,408	4,510
Total Real Estate Group	$5,142	$10,030	$15,172	$3,146	$9,343	$12,489

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of the change in performance fees – unrealized for the Real Estate Group:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees -Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP	$ -	$ 198	$ (56)	$ 142	$ -	$ 2,354	$ -	$ 2,354
US VIII	-	-	(96)	(96)	-	1,225	-	1,225
Other real estate funds	-	7,744	(898)	6,846	(3,044)	3,102	-	58
Subtotal	-	7,942	(1,050)	6,892	(3,044)	6,681	-	3,637
Other fee generating funds(1)	(2,170)	641	(716)	(2,245)	-	1,704	(204)	1,500
Total Real Estate Group	$ (2,170)	$ 8,583	$ (1,766)	$ 4,647	$ (3,044)	$ 8,385	$ (204)	$ 5,137

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP	$ -	$ 4,751	$ -	$ 4,751	$ -	$ 3,349	$ -	$ 3,349
US VIII	-	2,280	-	2,280	-	1,528	-	1,528
Other real estate funds	(89)	7,878	(1,249)	6,540	(3,044)	3,102	-	58
Subtotal	(89)	14,909	(1,249)	13,571	(3,044)	7,979	-	4,935
Other fee generating funds(1)	(5,053)	2,949	(1,437)	(3,541)	(102)	4,671	(161)	4,408
Total Real Estate Group	$ (5,142)	$ 17,858	$ (2,686)	$ 10,030	$ (3,146)	$ 12,650	$ (161)	$ 9,343

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Management Fees.  Total management fees increased by $2.1 million, or 14%, to $17.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $1.8 million, or 4%, to $50.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. One of the E.U. equity funds launched in the middle of the third quarter of 2015 and has continued to raise capital after its launch date, generating additional management fees of $2.8 million and $4.9 million, of which $1.8 million represented one time catch-up fees, for the three and nine months ended September 30, 2016, respectively. In addition, new funds launched subsequent to September 30, 2015 also contributed to the increases in management fees, generating $0.6 million and $1.6 million for the three and nine months ended September 30, 2016, respectively. These increases were partially offset by funds that ended their investment period subsequent to September 30, 2015, including Ares European Real Estate Fund III (“EU III”), which generated $0.5 million and $2.8 million less in management fees during the three and nine month current year periods, respectively. Finally, a U.S. real estate equity fund nearing the end of its investment period made distributions that resulted in reduced management fees of $0.6 million and $1.3 million for the three and nine months ended September 30, 2016 compared to the respective prior year periods.

The effective management fee rate remained consistent at 1.03% for the three months ended September 30, 2016 and 2015. Catch-up fees recognized in the three months ended September 30, 2016 contributed 0.03% to the current quarter’s effective management fee rate. The effective management fee rate decreased to 0.99% for the nine months ended September 30, 2016 from 1.09% for the prior year period. The decrease in the effective management fee rate for the Real Estate Group is the result of certain new funds with lower fee rates than historical average rates.

Net Performance Fees.  Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected in unrealized performance fees and performance fee compensation.

Net performance fees decreased by $1.7 million to $2.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by 0.9 million to $6.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. While our Real Estate Group funds continued to generate performance fees overall, a decrease in the performance fees associated with AREA Sponsor Holdings LLC resulted in the recognition of less performance fees for the three and nine months ended September 30, 2016 compared to the same period in the prior year.

Compensation and Benefits.  Compensation and benefits expenses decreased by $1.3 million, or 12%, to $9.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and by $0.5 million, or 2%, to $29.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decreases are primarily attributed to a decrease in employee salary expense due to a reduction in headcount, including a reorganization of the group’s management team, compared to the prior year periods. The decrease in the nine months ended September 30, 2016 compared to the prior year was partially offset by an increase in incentive based compensation. Compensation and benefits represented 50.5% of management fees for the three months ended September 30, 2016 compared to 65.4% for the three months ended September 30, 2015 and represented 58.8% of management fees for the nine months ended September 30, 2016 compared to 62.0% for the nine months ended September 30, 2015.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $2.7 million, or 55%, to $2.2 million for the three months ended September 30, 2016 compared to the prior year period and by $3.2 million, or 29%, to $7.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Lower travel related expenses, professional services expenses and occupancy in connection with cost-containment initiatives reduced general, administrative and other expenses for the three and nine months ended September 30, 2016 compared to the prior year periods.

Net Investment Income.  Net investment income increased by $5.9 million to $6.5 million for the three months ended September 30, 2016 from $0.6 million for the three months ended September 30, 2015. The increase in net investment income is primarily attributable to increases in valuations in a domestic emerging markets fund held in AREA Sponsor Holdings LLC. AREA Sponsor Holdings LLC had increased net investment income of $4.8 million during the current year period compared to the prior year.

Net investment income increased by $7.5 million to $9.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in net investment income was primarily due to an increase in valuations of underlying assets. For the nine months ended September 30, 2016, our investments in certain U.S. and E.U. equity funds generated net investment income of $8.4 million and $1.6 million, respectively, of which $5.2 million related to AREA Sponsor Holdings LLC. In comparison, our investments in certain U.S. and E.U. equity funds generated $2.1 million and $0.3 million, respectively, in net investment income during the nine months ended September 30, 2015.

Non-GAAP Performance Measures. The $5.9 million increase in net investment income was the primary driver of the increase in PRE and ENI for the three months ended September 30, 2016 compared to the same period in the prior year. The increase in PRE and ENI were partially offset by the decrease of $1.7 million in net performance fees.  Included in net performance fees was a $1.0 million increase in net realized performance fees, which contributed to the increase of DE. Increases in management fees of $2.1 million and decreases in general, administrative and other expenses and compensation and benefits expenses of $2.7 million and $1.3 million, respectively, resulted in an overall increase to FRE, positively impacting ENI and DE when comparing the three month periods.

The $7.5 million increase in net investment income was the primary driver of the increases in PRE and ENI for the nine months ended September 30, 2016 compared to the same period in the prior year. The increases in PRE and ENI were partially offset by the decrease of $0.9 million in net performance fees. Included in net performance fees was an increase of $3.8 million in net realized performance fees, which increased DE. The period over period increase in management fees of $1.8 million and decrease in general, administrative and other expenses of $3.2 million were the primary drivers to the overall increase to FRE, positively impacting ENI and DE.

Real Estate Group—Assets Under Management

The tables below provide the period‑to‑period rollforward of AUM for the Real Estate Group for the three months ended September 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2016	$ 4,545	$ 3,095	$ 2,484	$ 10,124
Net new equity commitments	17	256	-	273
Net new debt commitments	-	-	125	125
Distributions	(208)	(63)	14	(257)
Change in fund value	62	50	20	132
Balance at 9/30/2016	$ 4,416	$ 3,338	$ 2,643	$ 10,397
Average AUM	$ 4,481	$ 3,217	$ 2,564	$ 10,262

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2015	$ 4,408	$ 2,927	$ 2,615	$ 9,950
Net new equity commitments	281	377	-	658
Net new debt commitments	-	-	-	-
Distributions	(338)	(171)	(56)	(565)
Change in fund value	42	(15)	12	39
Balance at 9/30/2015	$ 4,393	$ 3,118	$ 2,571	$ 10,082
Average AUM	$ 4,401	$ 3,023	$ 2,592	$ 10,016

The tables below provide the period‑to‑period rollforward of AUM for the Real Estate Group for the nine months ended September 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$ 4,616	$ 3,059	$ 2,593	$ 10,268
Net new equity commitments	317	470	-	787
Net new debt commitments	-	-	225	225
Distributions	(717)	(197)	(211)	(1,125)
Change in fund value	200	6	36	242
Balance at 9/30/2016	$ 4,416	$ 3,338	$ 2,643	$ 10,397
Average AUM	$ 4,516	$ 3,199	$ 2,618	$ 10,333

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2014	$ 4,595	$ 2,962	$ 3,018	$ 10,575
Net new equity commitments	282	625	(159)	748
Net new debt commitments	-	-	(50)	(50)
Distributions	(707)	(478)	(272)	(1,457)
Change in fund value	223	9	34	266
Balance at 9/30/2015	$ 4,393	$ 3,118	$ 2,571	$ 10,082
Average AUM	$ 4,494	$ 3,040	$ 2,795	$ 10,329

Real Estate Group—Fee Paying AUM

Fee paying AUM and fee earning AUM represent the same metric for the Real Estate Group, as there are no fees earned indirectly the within Real Estate Group. The tables below provide the period‑to‑period rollforward of fee paying AUM, previously referred to as fee earning AUM, for the Real Estate Group for the three months ended September 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2016	$ 2,999	$ 2,503	$ 1,142	$ 6,644
Commitments	-	251	-	251
Subscriptions/deployment/increase in leverage	60	-	-	60
Distributions	(139)	(41)	(32)	(212)
Change in fund value	(30)	9	8	(13)
FPAUM Balance at 9/30/2016	$ 2,890	$ 2,722	$ 1,118	$ 6,730
Average FPAUM	$ 2,945	$ 2,613	$ 1,130	$ 6,688

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2015	$ 2,717	$ 2,325	$ 702	$ 5,744
Commitments	169	365	-	534
Subscriptions/deployment/increase in leverage	18	3	178	199
Distributions	(61)	(131)	(7)	(199)
Change in fund value	-	(3)	12	9
Change in fee basis	152	-	-	152
FPAUM Balance at 9/30/2015	$ 2,995	$ 2,559	$ 885	$ 6,439
Average FPAUM	$ 2,856	$ 2,442	$ 794	$ 6,092

The tables below provide the period‑to‑period rollforward of fee paying AUM for the Real Estate Group for the nine months ended September 30, 2016 and 2015 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$ 3,204	$ 2,555	$ 998	$ 6,757
Commitments	59	365	-	424
Subscriptions/deployment/increase in leverage	137	48	141	326
Distributions	(484)	(69)	(47)	(600)
Change in fund value	(26)	(54)	26	(54)
Change in fee basis	-	(123)	-	(123)
FPAUM Balance at 9/30/2016	$ 2,890	$ 2,722	$ 1,118	$ 6,730
Average FPAUM	$ 3,047	$ 2,639	$ 1,058	$ 6,744

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2014	$ 3,028	$ 2,698	$ 392	$ 6,118
Commitments	180	459	82	721
Subscriptions/deployment/increase in leverage	150	3	386	539
Distributions	(270)	(321)	(21)	(612)
Change in fund value	-	(65)	24	(41)
Change in fee basis	(93)	(215)	22	(286)
FPAUM Balance at 9/30/2015	$ 2,995	$ 2,559	$ 885	$ 6,439
Average FPAUM	$ 3,012	$ 2,629	$ 639	$ 6,280

Components of fee paying AUM for the Real Estate Group are presented below for each period.

	As of September 30,
	2016	2015
	(Dollars in millions)
Fee paying AUM based on capital commitments	$3,164	$2,773
Fee paying AUM based on invested capital	3,166	3,270
Fee paying AUM based on market value/other(1)	400	396
Total fee paying AUM	$6,730	$6,439

(1)	Market value/other includes ACRE fee paying AUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group fee paying AUM may vary from AUM for a variety of reasons including. The reconciliation of fee paying AUM for the Real Estate Group is presented below for each period.

	As of September 30,
	2016	2015
	(Dollars in millions)
AUM	$10,397	$10,082
General partner and affiliates	(341)	(240)
Non-fee paying debt	(1,408)	(1,281)
Undeployed/undrawn commitments	(981)	(923)
Market value/other	(512)	(672)
Fees deactivated	(425)	(527)
Fee paying AUM	$6,730	$6,439

Real Estate Group—Fund Performance Metrics as of September 30, 2016

The Real Estate Group managed 46 funds in real estate debt and real estate equity as of September 30, 2016. three funds in our Real Estate Group, Ares European Real Estate Fund IV (“EU IV”), a commingled fund focused on real estate assets located in Europe, with a focus on the United Kingdom, France and Germany; Ares US Real Estate Fund VIII (“US VIII”), a commingled fund focused on the United States; and EPEP II, a commingled fund focused on Europe, each considered a significant fund, combined for approximately 49% of the Real Estate Group’s management fees for the nine months ended September 30, 2016. We do not show fund performance metrics for significant funds with less than two years of historical information.

The following table presents the performance data for our significant funds in the Real Estate Group, all of which are drawdown funds:

	As of September 30, 2016 (Dollars in millions)
			Original	Cumulative
	Year of		Capital	Invested	Realized	Unrealized	Total	MoIC		IRR(%)		Investment
Fund	Inception	AUM(1)	Commitments	Capital	Proceeds(2)	Value(3)	Value	Gross(4)	Net(5)	Gross(6)	Net(7)	Strategy
EU IV (8)	2014	$1,254	$1,302	$694	$14	$779	$793	1.1x	1.0x	10.3	3.5	E.U. Real Estate Equity
US VIII	2010	$819	$823	$400	$47	$461	$507	1.2x	1.1x	17.5	10.1	U.S. Real Estate Equity
EPEP II (9)	2015	$746	$747	$151	$7	$154	$161	1.1x	N/A	N/A	N/A	E.U. Real Estate Equity

(1)	AUM equals the sum of the NAV for such fund, the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions) and uncalled committed capital.
(2)	Realized proceeds include distributions of operating income, sales and financing proceeds received.
(3)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations shown.
(4)

The gross MoIC is calculated at the investment level. For EU IV, the gross MoIC is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance fees. For US VIII and EPEP II, the gross MoIC is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, performance fees as applicable and other expenses.

(5)

The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, performance fees as applicable and other expenses.

(6)

The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. Cash flows used in the gross IRR calculation are assumed to occur at quarter-end. The gross IRRs are calculated before giving effect to management fees, performance fees as applicable, and other expenses.

(7)

The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance fees. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses.

(8)

EU IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRR presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 10.3% and 5.5%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EU IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(9)	All investments in the fund have been financed using a credit line since the fund's first investment in November 2015. Since no capital has been called to date, the net MoIC cannot be calculated.

Operations Management Group

The following table sets forth certain statement of operations data and certain other data of the OMG for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Favorable (Unfavorable)		September 30,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(29,242)	$(26,264)	$ (2,978)	(11%)	$(86,450)	$(71,709)	$ (14,741)	(21%)
General, administrative and other expenses	(13,869)	(14,098)	229	2%	(46,534)	(43,386)	(3,148)	(7%)
Fee related earnings	(43,111)	(40,362)	(2,749)	(7%)	(132,984)	(115,095)	(17,889)	(16%)
Investment loss-realized	(20,005)	—	(20,005)	NM	(20,093)	—	(20,093)	NM
Investment income-unrealized	15,979	—	15,979	NM	4,460	—	4,460	NM
Interest and other investment income (expense)	15	—	15	NM	(53)	—	(53)	NM
Interest expense	(664)	—	(664)	NM	(2,101)	—	(2,101)	NM
Net investment loss	(4,675)	—	(4,675)	NM	(17,787)	—	(17,787)	NM
Performance related earnings	(4,675)	—	(4,675)	NM	(17,787)	—	(17,787)	NM
Economic net income	$(47,786)	$(40,362)	(7,424)	(18%)	$(150,771)	$(115,095)	(35,676)	(31%)
Distributable earnings	$(70,636)	$(42,358)	(28,278)	(67%)	$(169,144)	$(120,219)	(48,925)	(41%)

NM – Not meaningful

Operations Management Group—Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Compensation and Benefits.  Compensation and benefits expenses increased by $3.0 million, or 11%, to $29.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and increased by $14.7 million, or 21%, to $86.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Salary and benefits expenses increased in the current year period due to additional headcount, which for the nine month period was primarily related to the FCC acquisition which closed in the second quarter of 2015. In addition, incentive-based compensation also increased in the three and nine month periods ending September 30, 2016 compared to the corresponding prior year periods. Administrative fees, which are presented as a reduction to compensation and benefits expense, increased by $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, partially offsetting the other increases in compensation and benefits expenses in the current year periods.

General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.2 million, or 2%, to $13.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease is primarily attributed to cost containment measures that led to lower professional services expenses incurred in the current year quarter.

General, administrative and other expenses increased by $3.1 million, or 7%, to $46.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. In 2016 we realigned certain general, administrative and other expenses with our operating activities, which resulted in an increase in occupancy expenses recognized within OMG. Administration fees, which are presented as a reduction to general, administrative and other expenses, decreased by $1.4 million in the nine months ended September 30, 2016, also increasing general, administrative and other expenses period over period. Conversely, professional services expenses decreased due to cost containment initiatives during the current year period.

Net Investment Loss.  Net investment losses were $4.7 million and $17.8 million for the three and nine months ended September 30, 2016, respectively. Prior to the fourth quarter of 2015, there was no investment activity within OMG. In the third quarter of 2016, we realized a $20.0 million loss on our minority interest equity method investment in Deimos Management Holdings LLC due to the winding down of its operations. Of the $20.0 million realized loss, $14.1 million was recognized as an unrealized loss in the second quarter of 2016. Net investment loss for the three months ended September 30, 2016 was positively impacted by net unrealized gains of $1.9 million from other fund investments.

Additionally, for the three and nine months ended September 30, 2016 interest expense of $0.7 million and $2.1 million, respectively, was allocated to OMG contributing to the net investment loss.

Non-GAAP Performance Measures. For the three months ending September 30, 2016, FRE decreased by $2.7 million, or 7%, compared to the prior year period, primarily due to increases in compensation and benefits of $3.0 million, which also negatively impacted OMG’s DE and ENI period over period. PRE was negative $4.7 million for the three months ended September 30, 2016, attributable to realized losses on certain investments not directly aligned with one of our three operating segments and negatively impacted the change in ENI and DE for the comparable periods.

For the nine months ending September 30, 2016, FRE decreased by $17.9 million, or 16%, compared to the prior year period, primarily due to increases in compensation and benefits and general, administrative and other expenses of $14.7 million and $3.1 million, respectively. These changes also drove the decrease in OMG’s DE and ENI period over period. PRE was negative $17.8 million for the nine months ended September 30, 2016, attributable to realized losses on certain investments not directly aligned with one of our three operating segments and also drove the year over year decreases in ENI and DE.

Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures

Income before provision for income taxes is the GAAP financial measure most comparable to ENI, FRE, PRE and DE. For a detailed reconciliation of certain non‑GAAP measures to our most comparable Consolidated GAAP financial measure, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi‑annually, net realized performance fees, which are unpredictable as to amount and timing and fund distributions related to our investments in products that we manage, which are also unpredictable as to amount and timing, and (4)  net borrowing provided by the Credit Facility. As of September 30, 2016, our cash and cash equivalents were $336.8 million, including investments in money market funds, and we had no borrowings outstanding under the $1.03 billion Credit Facility. The ability to make drawings under the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.

We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our investment commitments for funds that we advise and other investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) repay borrowings under the Credit Facility, Senior Notes, Term Loan and related interest costs, (7) pay income taxes and (8) make distributions to our common and preferred unitholders in accordance with our distribution policy.

In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions. Unless quarterly distributions have been declared and paid (or declared and set apart for payment) on the preferred units, we may not declare or pay or set apart payment for distributions on any common units during the period. The preferred units are not convertible into common units or any other security.

Net realized performance fees also provide a source of liquidity. Performance fees are realized when a  portfolio investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or hurdle rate. Performance fees are typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.

Our accrued performance fees by segment as of September 30, 2016, gross and net of accrued contingent repayment obligations, are set forth below (in thousands):

	Accrued		Consolidated Accrued
Segment	Performance Fees	Eliminations (1)	Performance Fees
Credit Group	$85,207	$(3,422)	$81,785
Private Equity Group	545,409	(3,696)	541,713
Real Estate Group	30,911	—	30,911
Total	$661,527	$(7,118)	$654,409

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.

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

	Nine Months Ended September 30,
	2016	2015
Statements of cash flows data	(Dollars in millions)
Net cash used in operating activities	$(260)	$(522)
Net cash used in investing activities	(8)	(73)
Net cash provided by financing activities	490	836
Effect of foreign exchange rate change	(7)	(3)
Net change in cash and cash equivalents	$215	$238

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by our earnings in the respective periods after adjusting for non‑cash compensation and performance fees. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in the operating activities of the Company and our Consolidated Funds.

Our net cash flows used in operating activities were $259.4 million and $521.6 million for the nine months ended September 30, 2016 and 2015, respectively. The change was primarily due to proceeds from the sale or pay down of investments by our Consolidated Funds which increased from $853.2 million for the nine months ended September 30, 2015 to $1.0 billion for the nine months ended September 30, 2016. Our increasing working capital needs reflect the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us with the necessary liquidity to manage short-term fluctuations in working capital and to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for acquisitions and the purchase of fixed assets. Net cash used in investing activities was $8.2 million and $73.0 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in investing activities was due to $64.4 million of cash used to complete acquisitions during the nine months ended September 30, 2015.

Financing Activities

Net cash flows provided by financing activities were $489.7 million and $836.0 million for the nine months ended September 30, 2016 and 2015, respectively. Proceeds from the issuance of our June 2016 preferred equity offering, net of issuance costs, resulted in net cash inflows of $298.6 million for the nine months ended September 30, 2016. The prior year nine month period included proceeds of $316.5 million from the issuance of the 2015 Senior Notes (the “AFC II Notes”). The proceeds from the preferred equity offering were used to temporarily repay the outstanding balance on the Credit Facility of the Company, pending consummation of the ARCC and American Capital, Ltd. Merger Agreement (“ARCC-ACAS Transaction”), resulting in net repayments on debt obligations of the Company of $110.0 million during the nine months ended September 30, 2016 compared to net borrowings of $35.3 million for the same period in 2015. Distributions to our senior professionals, common unitholders and other owners of Ares Operating Group decreased by $33.0 million to $150.4 million for the nine months ended September 30, 2016 due to lower fee related earning and realized performance related earnings.

Our Consolidated Funds borrowed $427.1 million and $662.7 million, net of repayments, under their loan obligations for the nine months ended September 30, 2016, and 2015, respectively. The decrease in net borrowings was primarily due to the relative sizes of the CLOs launched in each period. Distributions from non‑controlling interests in our Consolidated Funds decreased $21.9 million to $61.3 million for the nine months ended September 30, 2016 primarily as a result of the liquidation of certain investments held by funds in our Private Equity and Credit Group portfolios during the prior year period.

Capital Resources

The following table summarizes the Company’s debt obligations (in thousands):

			As of September 30, 2016		As of December 31, 2015
		Original Borrowing	Carrying		Carrying
	Maturity	Amount	Value	Interest Rate	Value	Interest Rate
Credit Facility(1)	4/30/2019	—	$—	—	$110,000	2.11%
Senior Notes(2)	10/8/2024	$250,000	244,530	4.21%	244,077	4.21%
Term Loan(3)	7/29/2026	$35,250	35,057	2.61%	35,043	2.18%
Total debt obligations			$279,587		$389,120

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

As of September 30, 2016, we were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.

We intend to use a portion of our available liquidity to make cash distributions to our preferred and common unitholders on a quarterly basis in accordance with the terms of our distribution policies. Our ability to make cash distributions to our preferred and common unitholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiaries and for our subsidiary that operates as a broker‑dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2016, we were required to maintain approximately $19.9 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one‑for‑one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with the TRA recipients that will provide for the payment by the corporate taxpayers to the TRA recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. As of September 30, 2016, there have been a limited number of exchanges of AOG Units for Ares Management, L.P. common units.

Preferred Equity

In June 2016, we issued preferred equity consisting of 12,400,000 units designated as Series A Preferred Equity (the “Preferred Equity”), for a total offering price of $310.0 million. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The first dividend of $0.544444 per unit of approximately $6.8 million, was declared and paid on September 30, 2016. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit. The proceeds, net of expenses, totaling $298.6 million were temporarily used to repay the outstanding balance on our Credit Facility pending consummation of the ARCC-ACAS Transaction. If the ARCC-ACAS Transaction is not consummated, we intend to use the net proceeds for general corporate purposes, including for acquisitions and investments and for repayments of borrowings under the Credit Facility.

Additionally, cash distributions to our common unitholders may be impacted by any corporate tax liability owed by Ares Holdings, Inc. (“AHI”), the wholly owned U.S. corporate subsidiary of the Company. In connection with the Preferred Equity issuance, the Ares Operating Group issued mirror preferred units (“GP Mirror Units”) paying the same 7.00% rate per annum to wholly owned subsidiaries of the Company including AHI. Although income allocated in respect of distributions on the GP Mirror Units made to AHI is subject to tax, cash distributions to our preferred unitholders will not be reduced on account of any income taxes owed by AHI. As a result, the amounts ultimately distributed by us to our common unitholders may be reduced by any corporate taxes imposed on AHI.

Exercise of Indicus Fixed Put Option

Upon acquisition of Indicus in November 2011, certain former owners of Indicus (“Former Owners”) were provided a put option on their equity interest at a strike price of $40 million to be exercised during 2016 (“Fixed Price Put Option”), among other consideration. In August 2016, the Former Owners’ exercised their Fixed Price Put Option. We expect to make a payment of $40 million to settle this option in November 2016.

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

Fair Value Measurement

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2016:

		Private	Real
	Credit	Equity	Estate	Total
	(Dollars in millions)
Level I	$340	$1,342	$—	$1,682
Level II	9,917	565	58	10,540
Level III	21,217	10,909	5,242	37,368
Total fair value	31,474	12,816	5,300	49,590
Other net asset value and available capital(1)	30,570	12,060	5,097	47,727
Total AUM	$62,044	$24,876	$10,397	$97,317

(1)	Includes fund net non‑investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).

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

Commitments and Contingencies

Capital Commitments

As of September 30, 2016 and December 31, 2015, we had aggregate unfunded commitments of $598.4 million and $436.4 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.

As of September 30, 2016, we had $33.3 million in unfunded commitments to invest in certain funds managed by Kayne Anderson Capital Advisors, L.P.

ARCC and American Capital, Ltd. Merger Agreement

To support the ARCC-ACAS Transaction, the Company, through its subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, will provide approximately $275 million of cash consideration, or $1.20 per share of ACAS common stock, payable to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement at the closing of the ARCC-ACAS Transaction. The Transaction Support is conditioned upon completion of the ARCC-ACAS Transaction.

Guarantees

On July 30, 2014, AM LLC agreed to provide credit support to a $75.0 million credit facility (the “Guaranteed Facility”), entered into by a wholly owned subsidiary of Ares Commercial Real Estate Corporation (“ACRE”) with a national banking association. The Guaranteed Facility was extended through September 30, 2016, at which time the credit facility was repaid and the Guaranteed Facility expired.

Indemnifications

Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements. As of September 30, 2016, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Based primarily on our investment performance and the fact that our performance fees are generally determined on a liquidation basis, if the funds were liquidated at their then current fair values as of September 30, 2016 or December 31, 2015, there would be no contingent obligation. Accordingly, the Company did not record a contingent liability as of either date. There can be no assurance that we will not incur further contingent obligations in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2016 and December 31, 2015, had we assumed all existing investments were worthless, the amount of performance fees, net of tax, subject to potential repayment, would have been approximately $366.1 million and $322.2 million, respectively, of which approximately $283.0 million and $247.9 million, respectively, is reimbursable to the Company by certain professionals.

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

Additionally, at the end of the life of the funds there could be a payment due to a fund by us if we have recognized more performance fees than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund. There was no obligation of the general partner at September 30, 2016.

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

There have been no material changes in our market risks for the nine months ended September 30, 2016. For additional information on our market risks, refer to our Annual Report on Form 10‑K for the year ended December 31, 2015, which is accessible on the SEC’s website at sec.gov.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co‑principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2016 and December 31, 2015, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:	Ares Management GP LLC, its general partner

Dated: November 7, 2016	By	/s/ Antony P. Ressler
		Name:	Antony P. Ressler
		Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2016	By	/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)