Form 10-K
period 2016-12-31
ARES MANAGEMENT LP
filed 2017-02-27
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001‑36429
_______________________________________________________
ARES MANAGEMENT, L.P.
(Exact name of registrant as specified in its charter)

Delaware	80-0962035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067
(Address of principal executive offices) (Zip Code)
(310) 201-4100
(Registrant’s telephone number, including area code)
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange
Preferred units	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒
 No ☐
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common units held by non‑affiliates of the registrant on June 30, 2016, based on the closing price on that date of $14.09 on the New York Stock Exchange, was approximately $652,029,249.  As of February 21, 2017, there were 81,117,885 of the registrant’s common units representing limited partner interests outstanding.

Forward‑Looking Statements
This report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. The forward‑looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward‑looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward‑looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Prior to the reorganization on May 1, 2014 in connection with our initial public offering (the “Reorganization”), our business was conducted through operating subsidiaries held directly or indirectly by Ares Holdings LLC and Ares Investments LLC (or “AI”). These two entities were principally owned by Ares Partners Management Company LLC (“APMC”), the Abu Dhabi Investment Authority and its affiliate (collectively, “ADIA”) and an affiliate of Alleghany Corporation (NYSE: Y) (such affiliate, “Alleghany”). ADIA and Alleghany each own minority interests with limited voting rights in our business. Ares Management, L.P. was formed on November 15, 2013 to serve as a holding partnership for our businesses. Prior to the consummation of our initial public offering, Ares Management, L.P. had not commenced operations and had nominal assets and liabilities. Unless the context suggests otherwise, references in this report to (1) “Ares,” “we,” “us” and “our” refer to our businesses, both before and after the consummation of our reorganization into a holding partnership structure and (2) our “Predecessors” refer to Ares Holdings Inc. (“AHI”) and AI, our accounting predecessors, as well as their wholly owned subsidiaries and managed funds, in each case prior to the Reorganization. References in this report to “our general partner” refer to Ares Management GP LLC, an entity wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by Holdco Members. References in this report to the “Ares Operating Group” refer to, collectively, Ares Holdings L.P. (“Ares Holdings”), Ares Offshore Holdings L.P. (“Ares Offshore”) and Ares Investments L.P. (“Ares Investments”). References in this report to an “Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities.
Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares‑affiliates and affiliated funds and co‑investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance fees and other fees that we earn from the entity. However, the presentation of performance fee compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third‑party investors in consolidated entities is presented as net income attributable to redeemable interests and non‑controlling interests in Consolidated Funds in our Consolidated Statements of Operations.

In this report, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “Stand Alone basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our three segments, we have an Operations Management Group (the “OMG”) that consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development/corporate strategy, legal/compliance and human resources. The OMG’s expenses are not allocated to our three reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non‑GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our

OMG, and we believe that this information enhances the ability of unitholders to analyze our performance. For more information, see “Notes to the Consolidated Financial Statements - Note 18. Segment Reporting.”
Glossary
When used in this report, unless the context otherwise requires:

•	“ARCC Part I Fees” refers to a quarterly performance fee on the investment income from Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”);

•	“Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities;

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

•	“Co‑Founders” refers to Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal;

•	“Credit Facility” refers to the revolving credit facility of the Ares Operating Group;

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

•
“fee related earnings” or “FRE”, a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our core operating performance;

•	“Holdco Members” refers to Messrs. Arougheti, Kaplan, Ressler, Rosenthal and R. Kipp deVeer;

•
“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, performance fee revenue. It generally represents the NAV of our funds for which we are entitled to receive a performance fee, excluding capital committed by us and our professionals (which generally is not subject to a performance fee). With respect to ARCC, IGAUM only includes ARCC Part II Fees;

•
“Incentive eligible AUM” or “IEAUM” refers to the AUM of our funds that are eligible to produce performance fee revenue, regardless of whether or not they are currently generating performance fees. It generally represents the NAV plus uncalled equity of our funds for which we are entitled to receive a performance fee, excluding capital committed by us and our professionals (which generally is not subject to a performance fee);

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

•
“net inflows of capital” refers to net new commitments during the period, including equity and debt commitments and gross inflows into our open-ended managed accounts and sub-advised accounts, as well as equity offerings by our publicly traded vehicles minus redemptions from our open-ended funds, managed accounts and sub-advised accounts.

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

•
“permanent capital” refers to capital of our funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of Ares Capital Corporation (“ARCC”), Ares Commercial Real Estate Corporation (“ACRE”), and Ares Dynamic Credit Allocation Fund, Inc. (“ARDC”); such funds may be required, or elect, to return all or a portion of capital gains and investment income;

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

•	“SEC” refers to the Securities and Exchange Commission;

•	“Senior Notes” or the "AFC Notes" refers to senior notes of a wholly owned subsidiary of Ares Holding. The "AFC II Notes" were entered into and subsequently redeemed in 2015;

•	“Term Loans” refers to term loan of a wholly owned subsidiary of AM LLC;

Many of the terms used in this report, including AUM, FEAUM, FPAUM, ENI, FRE, PRE and DE, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM, FEAUM and FPAUM are not based on any definition of AUM or FPAUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM set forth in other agreements to which we are a party. Further, ENI, FRE, PRE and DE are not measures of performance calculated in accordance with GAAP. We use ENI, FRE, PRE and DE as measures of operating performance, not as measures of liquidity. ENI, FRE, PRE and DE should not be considered in isolation or as substitutes for operating income, net income, operating cash flows, or other income or cash flow statement data prepared in accordance with GAAP. The use of ENI, FRE, PRE and DE without consideration of related GAAP measures is not adequate due to the adjustments described above. Our management compensates for these limitations by using ENI, FRE, PRE and DE as supplemental measures to our GAAP results. We present these measures to provide a more complete understanding of our performance as our management measures it. Amounts and percentages throughout this report may reflect rounding adjustments and consequently totals may not appear to sum.

PART I.
Item 1.  Business
BUSINESS
Overview
Ares is a leading global alternative asset manager with approximately $95.3 billion of assets under management and approximately 925 employees in over 15 offices across the United States, Europe, Asia and Australia. We offer our investors a range of investment strategies and seek to deliver attractive performance to a growing investor base that includes approximately 695 direct institutional relationships and a significant retail investor base across our publicly traded and sub‑advised funds. Since our inception in 1997, we have adhered to a disciplined investment philosophy that focuses on delivering strong risk‑adjusted investment returns through market cycles. Ares believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on assets under management and investment performance. We believe we have created value for our stakeholders not only through our investment performance but also by expanding our product offering, enhancing our distribution channels, increasing our global presence, investing in our non‑investment functions, securing strategic partnerships and completing accretive acquisitions and portfolio purchases. In 2016, we announced the combination of the Tradable Credit and Direct Lending Groups to form the Credit Group and we moved the Special Situations strategy from the Credit Group to the Private Equity Group to reflect changes in how we manage our investment operations.
As shown in the chart below, over the past five and ten years, our assets under management have achieved a compound annual growth rate (“CAGR”) of 14% and 23%, respectively. Our AUM has grown to approximately $95.3 billion as of December 31, 2016, (approximately $98.9 billion pro forma for the acquisition of American Capital, Ltd. (“ACAS”)) from approximately $12.0 billion a decade earlier.

Assets Under Management

10-Year AUM CAGR of 23%
5-Year AUM CAGR of 14%
Real Estate
Private Equity
Credit
$ in billions
$100
$80
$60
$40
$20
$0
$12
$18
$25
$34
$42
$49
$60
$74
$82
$94
$95
$99
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2016 Pro Forma

We have an established track record of delivering strong risk‑adjusted returns through market cycles. We believe our consistent and strong performance in a broad range of alternative assets has been shaped by several distinguishing features of our platform:
Robust Sourcing Model:  our investment professionals’ local market presence and ability to effectively cross-source for other investment groups generates a robust pipeline of high-quality investment opportunities across our platform.

•
Comprehensive Multi‑Asset Class Expertise and Flexible Capital:  our proficiency at evaluating every level of the capital structure, from senior debt to common equity, across companies, structured assets, power and energy assets, and real estate projects enables us to effectively assess relative value. This proficiency is complemented by our flexibility in deploying capital in a range of structures and different market environments to maximize risk‑adjusted returns.

•
Differentiated Market Intelligence:  our proprietary research on over 55 industries and insights from a broad, global investment portfolio enable us to more effectively diligence and structure our products and investments.

•
Consistent Investment Approach:  we believe our rigorous, credit‑oriented investment approach across each of our investment groups is a key contributor to our strong investment performance and ability to expand our product offering.

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

Integrated Investment Platform

We operate our increasingly diversified and global firm as an integrated investment platform with a collaborative culture that emphasizes sharing of knowledge and expertise. We believe the exchange of information enhances our ability to analyze investments, deploy capital and improve the performance of our funds and portfolio companies. Through collaboration, we drive value by leveraging our capital markets relationships and access to deal flow. The management of our operating businesses is currently overseen by our Management Committee, which is comprised of our executive officers and other heads of various investment and operating groups, and ultimately by the Holdco Members. The Management Committee meets bi-weekly to discuss asset deployment, strategy and fundraising. Within this framework, we have established deep and sophisticated independent research capabilities in over 55 industries and insights from active investments in over 1,200 companies, approximately 505 structured assets and over 160 properties. Further, our extensive network of investment professionals includes local and geographically positioned individuals with the knowledge, experience and relationships that enable them to identify and take advantage of a wide range of investment opportunities. These professionals are supported by a highly sophisticated operations management team. We believe this broad and deep platform and our operational infrastructure provide us with a scalable foundation to expand our product offerings, geographic scope and profitability.
Breadth, Depth and Tenure of our Senior Management
Ares was built upon the fundamental principle that each of our distinct but complementary investment groups benefits from being part of our broader platform. We believe that our strong performance, consistent growth and high talent retention through economic cycles is due largely to the effective application of this principle across our broad organization of approximately 925 employees. We do not have a centralized investment committee and instead our investment committees are structured with overlapping membership from different investment groups to ensure consistency of approach. Each of our investment groups is led by its own deep leadership team of highly accomplished investment professionals, who average over 24 years of experience managing investments in, advising, underwriting and restructuring companies. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Our senior professionals have the opportunity to participate in the incentive programs of multiple investment groups to reward collaboration across our investment activities. This collaboration takes place on a daily basis but is formally promoted through sophisticated internal systems and widely attended weekly or monthly meetings.
2016 Highlights
Fundraising
In 2016, we raised $13.9 billion in gross new capital for more than 50 different funds. Of the $13.9 billion, $9.4 billion was raised directly from 127 institutional investors (77 existing and 50 new to Ares) and $4.5 billion was raised through intermediaries.

•
In our Credit Group, we raised $10.6 billion of gross capital commitments across a variety of our credit strategies comprised of $3.0 billion in Syndicated Loans, including $2.3 billion from four CLOs that closed during the year, $1.7 billion in High Yield, $340.9 million in Credit Opportunities and $908.3 million in Structured Credit. In our Direct Lending strategy, we raised $4.2 billion of gross capital in our U.S. and E.U. Direct Lending funds and $600.0 million in aggregate new debt commitments for ARCC, our publicly traded business development company, and its affiliated funds and vehicles.

•
In our Private Equity Group, we raised $2.2 billion of gross new capital commitments for our fifth corporate private equity fund, Ares Corporate Opportunities Fund V (“ACOF V”), and $130.0 million of gross new capital commitments for our fifth power and infrastructure fund.

•
In our Real Estate Group, we raised $369.5 million of gross new capital commitments for our second European value add real estate private equity fund, and $456.4 million in other U.S. and European real estate private equity accounts. Additionally, we raised $240.0 million in our real estate debt strategy.

Capital Deployment

We took advantage of our diverse global platform to invest more than $10.2 billion (excluding permanent capital) globally in 2016 as shown in the following table (dollars in billions):

Strategy	Invested Amount
Syndicated loans	$2.2
High yield bonds	1.2
Credit opportunities	0.2
Structured credit	0.6
U.S. direct lending	1.8
E.U. direct lending	2.2
Private equity	0.6
Real estate equity	1.2
Real estate debt	0.2
Total	$10.2

Of the $10.2 billion invested, $6.7 billion was tied to our drawdown funds. Of the $6.7 billion, $3.8 billion was driven by investments in E.U. and U.S. direct lending, $817.7 million was driven by investments in various credit strategies, $570.6 million was driven by investments in corporate and U.S. power and infrastructure private equity and $1.4 billion was driven by investments in real estate debt and equity strategies.

Strategic Acquisition

We expanded the depth and breadth of our Credit Group through a strategic and complementary acquisition on January 3, 2017, when ARCC completed the acquisition of ACAS. Through this transaction, ARCC enhanced its leadership position in middle market direct lending in the U.S. ARCC continues to be the largest business development company in the U.S. with total AUM of $14.2 billion, pro forma for the acquisition of $3.6 billion in AUM from the ACAS as of December 31, 2016. To support the transaction, we, through our subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided approximately $275.0 million of cash consideration, or $1.20 per share of ACAS common stock to ACAS shareholders upon the closing of the ARCC-ACAS Transaction in accordance with the terms and conditions of the merger agreement. In addition, we agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017. The proper tax treatment of the support payment made by us is unclear and subject to final determination. We believe the outcome could range from an immediate tax deduction of $275.0 million in 2017 or amortizing the amount over a prescribed life, typically 15 years. The outcome of such determination will materially affect our net taxable income and the amount of distributions to our common unitholders.

Investment Groups

Each of our investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team of senior professionals with extensive experience investing in, advising, underwriting and restructuring companies, power and energy assets, or real estate properties.

CREDIT	PRIVATE EQUITY	REAL ESTATE
	A leading participant in the non-investment grade corporate credit markets	*One of the most consistent private equity managers in the U.S. with a growing international presence*	*A leading participant in the real estate private equity markets and a growing direct lender*
Assets Under Management	$64.1 billion (1)	$25.0 billion	$9.8 billion
Key Strategies	Syndicated Loans High Yield Bonds Structured Credit Credit Opportunities Direct Lending	Corporate Private Equity U.S. Power & Energy Infrastructure Special Situations	Real Estate Debt Real Estate Private Equity
Investment Funds	133 active funds	23 active funds	42 active funds
Investment Personnel	~210 professionals	~85 professionals	~75 professionals
Local Market Presence	U.S. & Europe	U.S., Europe & China	U.S. & Europe
Current Portfolio	1,200+ companies	28 companies 75 power and energy assets	~160 properties

(1) Pro Forma includes $3.6 billion of AUM from the acquisition of ACAS.

Credit Group

Our Credit Group is a leading manager of credit strategies across the non-investment grade credit universe, with approximately $60.5 billion ($64.1 billion pro forma for the acquisition of ACAS) of AUM and approximately 133 funds as of December 31, 2016. The Credit Group provides solutions for fixed income investors seeking to access the syndicated loan and high yield bond markets and capitalizes on opportunities across traded corporate and structured credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum.

The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending.

Syndicated Loans:  Our syndicated loans strategy delivers a diversified portfolio of liquid, traded non-investment grade secured loans to corporate issuers. We focus on evaluating individual credit opportunities related primarily to non‑investment grade senior secured loans and primarily target first lien secured debt, with a secondary focus on second lien loans, mezzanine loans, high yield bonds and unsecured loans.

High Yield Bonds: Our high yield bonds strategy employs a value-driven philosophy, utilizing fundamental research to identify non‑investment grade corporate issuers. We primarily seek a diversified portfolio of liquid, traded non-investment grade corporate bonds. This incorporates secured, unsecured and subordinated debt instruments of issuers in both North America and Europe.

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

Structured Credit:  Our structured credit strategy invests across the capital structure of syndicated CLO vehicles and in directly-originated asset-backed investments comprised of diversified portfolios of consumer and commercial assets. We seek to construct portfolios of asset-backed investments that benefit from having downside protection, less correlation with the broader credit markets and diversification.

Direct Lending: Our direct lending strategy is one of the largest self‑originating direct lenders to the U.S. and European markets, with approximately $30.7 billion of assets under management across approximately 54 funds or investment vehicles as of December 31, 2016. Our direct lending strategy has a multi‑channel origination strategy designed to address a broad set of investment opportunities in the middle market. We focus on being the lead or sole lender to our portfolio companies, which we believe allows us to exert greater influence over deal terms, capital structure, documentation, fees and pricing, while at the same time securing our position as a preferred source of financing for our transaction partners. The group maintains a flexible investment strategy, with the capability to invest in revolving credit facilities, first and second lien senior loans, mezzanine debt and non‑control equity co-investments in middle market companies, power generation projects and early stage and emerging growth companies backed by venture capital firms. We manage various types of funds within our U.S. and European direct lending teams that include commingled funds, separately managed accounts for large institutional investors seeking tailored investment solutions and joint venture lending programs.

U.S. Direct Lending:  Our U.S. team is comprised of approximately 115 investment professionals in seven offices. Our team maintains an active dialogue with more than 450 financial sponsors and provides a wide range of financing solutions to middle-market companies that typically range from $10.0 to $100.0 million in earnings before interest, tax, depreciation and amortization (“EBITDA”). As of December 31, 2016, our U.S. direct lending team and its affiliates advised 35 funds totaling, in aggregate, approximately $21.1 billion in AUM. Our U.S. direct lending team manages corporate lending activities primarily through our inaugural vehicle and publicly traded business development company, ARCC.

Primary areas of focus for our U.S. Direct Lending teams include:

•
Ares Capital Corporation:  ARCC is a leading specialty finance company that provides one-stop debt and equity financing solutions to U.S. middle market companies, venture capital backed businesses and power generation projects. As of December 31, 2016, ARCC was the largest business development company by total assets. In January 2017, ARCC completed a previously announced acquisition of American Capital, Ltd. (the “ARCC-ACAS Transaction”). As a result of the acquisition, AUM increased $3.6 billion on a pro forma basis as of December 31, 2016.

•
Other U.S. funds:  Outside of ARCC and its controlled affiliates, the U.S. direct lending also generates fees from other funds, including Ares Commercial Finance, which makes asset-based and cash flow loans to middle-market companies, as well as asset-based loans and debt investments in specialty finance companies and separately managed accounts for large institutional investors. AUM for these other U.S. direct lending funds totaled $4.1 billion as of December 31, 2016.

E.U. Direct Lending:  Our European team is comprised of approximately 35 investment professionals in five offices. Our team covers approximately 155 financial sponsors and is one of the most significant participants in the European middle-market. We provide a wide range of financing opportunities to middle-market companies that typically range from €10.0 to €75.0 million in EBITDA. As of December 31, 2016, our E.U. direct lending team advised 19 commingled funds and managed accounts, aggregating approximately $9.6 billion in AUM.

The following table presents the Credit Group’s AUM, FPAUM and number of funds as of December 31, 2016 (dollars in billions):

	AUM(1)	FPAUM	Number of Funds
Syndicated loans	$17.3	$16.0	40
High yield bonds	5.0	5.0	16
Credit opportunities	3.3	2.7	11
Structured credit	4.3	3.1	12
U.S. direct lending	24.6	11.3	35
E.U. direct lending	9.6	4.6	19
Credit Group	$64.1	$42.7	133

(1) Pro forma for ACAS acquisition of $3.6 billion in AUM.

Private Equity Group
Our Private Equity Group has achieved compelling investment returns for a loyal and growing group of high profile limited partners and as of December 31, 2016 had approximately $25.0 billion of AUM. Our Private Equity Group broadly categorizes its investment activities into three strategies: Corporate Private Equity, U.S. Power and Energy Infrastructure and Special Situations. Our private equity professionals have a demonstrated ability to deploy flexible capital, which allows them to stay both active and disciplined in various market environments. The group’s activities are managed by three dedicated investment teams in North America, Europe and China. The group manages flagship funds focused primarily on North America and, to a lesser extent, Europe, special situations funds, U.S. power and energy infrastructure funds and related co-investment vehicles and growth funds in China.

•
Corporate Private Equity:  Certain of our senior private equity professionals have been working together since 1990 and raised our first corporate private equity fund in 2003. Our team has grown to approximately 55 investment professionals based in Los Angeles, London, Chicago and Shanghai. We pursue four principal transactions types: prudently leveraged control buyouts, growth equity, rescue/deleveraging capital and distressed buyouts/discounted debt accumulation. This flexible capital approach, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active in different markets and be highly selective in making investments across various market environments.

•
U.S. power & infrastructure:  Our U.S. power and infrastructure strategy team of approximately 20 investment professionals targets assets across the U.S. power generation, transmission and midstream sectors, which seek attractive risk-adjusted equity returns with current cash flow and capital appreciation. We believe there are significant investment opportunities for us in this sector as the United States replaces its aging infrastructure and builds new assets to meet capacity needs over the coming decades.

•
Special Situations:  Our special situations strategy capitalizes on dislocated assets by flexibly deploying capital across multiple asset classes. We employ our deep credit expertise, proprietary research and robust sourcing model to capitalize on current market trends. This opportunistic approach allows us to invest across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.

The following table presents the Private Equity Group’s AUM, FPAUM and number of funds as of December 31, 2016 (dollars in billions):

	AUM	FPAUM	Number of Funds
Corporate private equity	$18.2	$6.5	7
U.S. power & infrastructure assets	5.1	4.2	11
Special situations	1.7	0.6	5
Private Equity Group funds	$25.0	$11.3	23

Real Estate Group

Our Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $9.8 billion of assets under management as of December 31, 2016. With our experienced team, along with our expansive network of relationships, our Real Estate Group capitalizes on opportunities across both real estate equity and debt investing. Our equity investments focus on implementing hands‑on value creation initiatives to mismanaged and capital‑starved assets, as well as new development, ultimately selling stabilized assets back into the market. Our debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation. The Real Estate Group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts. Today, the group provides investors access to its capabilities through several vehicles: U.S. and European real estate private equity commingled funds, real estate equity and debt separately managed accounts and a publicly traded commercial mortgage REIT, ACRE. The group’s activities are managed by dedicated equity and debt teams in the U.S. and Europe.
Real Estate Equity:  Our real estate equity team, with approximately 55 investment professionals across six offices, has extensive private equity experience in the United States and Europe. Our team primarily invests in new developments and the repositioning of assets, with a focus on control or majority‑control investments primarily in the United States and Western Europe. As of December 31, 2016, our Real Estate equity team advised 39 investment vehicles totaling, in aggregate, approximately $7.2 billion in AUM.
Primary areas of focus for our Real Estate Group equity teams include:

•
Real Estate Equity Value‑Add Strategy:  Our U.S. and European value‑add funds focus on undermanaged and under‑funded assets, seeking to create value by buying assets at attractive valuations as well as through active asset management of income‑producing properties, including multifamily, retail, office, hotel and industrial properties across the United States and Western Europe.

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

Real Estate Debt:  Our real estate debt team of approximately 20 professionals directly originates and invests in a wide range of self-originated financing opportunities for middle-market owners and operators of U.S. commercial real estate. As of December 31, 2016, our real estate debt team advised three investment vehicles totaling, in the aggregate, approximately $2.5 billion in AUM. In addition to managing private funds, our real estate debt team makes investments through ACRE, primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate debt-related investments.
The following table presents the Real Estate Group’s AUM, FPAUM and number of funds as of December 31, 2016 per investment strategy (dollars in billions):

	AUM	FPAUM	Number of Funds
U.S. equity funds	$4.1	$2.9	20
E.U. equity funds	3.1	2.5	19
Debt funds	2.6	1.1	3
Real Estate Group	$9.8	$6.5	42

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

Target Net Returns at December 2016(1)
Credit
Syndicated Loans(2)	Benchmark Outperformance
High Yield Bonds(2)	Benchmark Outperformance
Credit Opportunities	8 - 12%
Structured Credit	5 - 15%
U.S. Direct Lending	5 - 15%
E.U. Direct Lending	5 - 15%
Private Equity
Corporate Private Equity	18 - 22%
U.S. Power and Infrastructure Assets	15 - 17%
Special Situations	15 - 20%
Real Estate
Real Estate Debt	5 - 12%
Real Estate Equity	12 - 18%

(1)
Target returns are shown for illustrative purposes only after the effect of any management and performance fees. No assurance can be made that targeted returns will be achieved and actual returns may differ materially. An investment in any of the mandates is subject to the execution of definitive subscription and investment documentation for the applicable funds.

(2)
Our funds employing syndicated loan and high yield strategies are typically benchmarked against the Credit Suisse Leveraged Loan Index and the BofA Merrill Lynch US High Yield Master II Constrained Index, respectively. Certain of our funds are not benchmarked against any particular index due to fund-specific portfolio constraints.

Investor Base and Fundraising

Our diverse investor base includes direct institutional relationships and a significant number of retail investors. Our high-quality institutional investor base includes large pension funds, sovereign wealth funds, banks and insurance companies, and we have grown the number of these relationships from approximately 200 in 2011 to approximately 695 in 2016. As of December 31, 2016, approximately 66% of our $95.3 billion in AUM was attributable to our direct institutional relationships.

As of December 31, 2016, our $95.3 billion of AUM was divided by channel, client type and geographic origin as follows (dollars in millions):

	December 31, 2016
AUM by Client Type	AUM	%
Direct Institutional
Pension	$26,749	28.1%
Sovereign Wealth Fund	9,871	10.4%
Insurance	9,249	9.7%
Bank/Private Bank	6,896	7.2%
Investment Manager	2,565	2.7%
Endowment	1,532	1.6%
Other	5,723	6.0%
Total Direct Institutional	62,585	65.7%
Public Entities and Related	18,819	19.8%
Institutional Intermediaries	13,855	14.5%
Total	$95,259	100%

	December 31, 2016
Direct Institutional AUM by Geography	AUM	%
North America	$36,925	59.0%
Europe	12,712	20.3%
Asia & Australia	8,237	13.2%
Middle East	4,539	7.2%
Other	172	0.3%
Total	$62,585	100%

As of December 31, 2016, approximately 41% of our investors were committed to more than one fund, and approximately 36% were committed to between two and five funds, an increase from 24% and 22%, respectively, from December 31, 2011. We believe that the growing number of multi-fund investors demonstrates our investors’ satisfaction with our performance, our disciplined management of their capital and our diverse product offering. Their loyalty has facilitated the growth of our existing businesses and we believe improves our ability to raise new funds and successor funds in existing strategies in the future.
Institutional investors are demonstrating a growing interest in separately managed accounts (“SMAs”) , which include contractual arrangements and single investor vehicles, because these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional commingled funds. As such, we expect our AUM that is managed through SMAs to continue to grow over time. As of December 31, 2016, approximately $22.2 billion, or 34%, of our direct institutional AUM was managed through SMAs compared to $6.4 billion, or 27%, as of December 31, 2011.
Our publicly traded entities and their affiliates, including ARCC, ACRE and Ares Dynamic Credit Allocation Fund, Inc., account for approximately 20% of our AUM. We have over 500 institutional investors and over 200,000 retail investor accounts across our three publicly traded vehicles.
We believe that client relationships are fundamental to our business and that our performance across our investment groups coupled with our focus on client service has resulted in strong relationships with our investors. Our dedicated and extensive in-house business development team, comprised of approximately 80 professionals located in North America, Europe, Asia and Australia, is dedicated to raising capital globally across all of our funds, servicing existing fund investors and tailoring offerings to meet their needs, developing products to complement our existing offerings, and deepening existing relationships to expand them across our platform. Our senior Relationship Management team maintains an active and transparent dialogue with an expansive list of investors. This team is supported by Product Managers and Investor Relations professionals, with deep experience in each of our three complementary investment groups, who are dedicated to servicing our existing and prospective investors.

Employees
We believe that one of the strengths and principal reasons for our success is the quality and dedication of our employees. We work to attract, develop and retain highly accomplished professionals across the firm. We believe that we employ individuals with a strong sense of commitment to our firm. As of December 31, 2016, we had approximately 925 employees, comprised of approximately 370 professionals in our investment groups and 455 operations management professionals, in addition to administrative support, located in over 15 offices across four continents.
Organizational Structure
The simplified diagram below (which omits certain wholly owned intermediate holding companies) depicts our organizational structure. Ownership information in the diagram below is presented as of December 31, 2016.  All entities are organized in the state of Delaware unless otherwise indicated. Ares Management, L.P. is a holding partnership and, either directly or through direct subsidiaries, is the general partner of each of the Ares Operating Group entities, and operates and controls the business and affairs of the Ares Operating Group. Ares Management, L.P. consolidates the financial results of the Ares Operating Group entities, their consolidated subsidiaries and certain consolidated funds.

Holdco Members
Senior Professional Owners
Ares Partners Holdco LLC
General Partner
• No economic rights
• Board of directors
Special Voting Unit(1)
• No economic rights
Alleghany
Ares Owners Holdings L.P.
ADIA
Ares Management GP LLC
Ares Voting LLC
Public Common Unitholders
Public Preferred Unitholders
42.62%(2)
42.74%(2)
14.64%(2)
Series A Preferred Units
55.82%
5.92%
Ares Operating Group Units
• Not publicly traded
• Exchangeable on a one-for-one basis for publicly traded common units
Ares Management, L.P. (Issuer)
Common units
• Limited partner interest
• Economic rights in Ares Management, L.P.
• Limited voting rights(1)
• Publicly traded
100%
100%
Ares Holdings Inc.
Ares Offshore Holdings, Ltd. (Cayman)
Ares Operating Group Managing Entities
38.26% (3)
38.26% (3)
38.26% (3)
Ares Holdings L.P.
Ares Offshore Holdings L.P. (Cayman)
Ares Investments L.P.
Ares Operating Group
100% through direct and indirect ownership
100% through direct and indirect ownership
Ares Management LLC
Ares Finance Co. LLC
Ares Investments Holdings LLC

(1) Ares Management, L.P. common unitholders have limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. On those few matters that may be submitted for a vote of our common unitholders, Ares Voting LLC, an entity owned and controlled by Ares Partners Holdco LLC, which is in turn owned and controlled by the Holdco Members, holds a special voting unit that provides it with a number of votes, on any matter that may be submitted for a vote of our common unitholders, that is equal to the aggregate number of vested and unvested Ares Operating Group Units held directly or indirectly by the limited partners of the Ares Operating Group that do not directly hold a special voting unit. See “Material Provisions of Ares Management, L.P. Partnership Agreement—Withdrawal or Removal of the General Partner,” “—Meetings; Voting” and “—Election of Directors of General Partner.”
(2) Assuming the full exchange of Ares Operating Group Units for our common units, Ares Management, L.P. will own 100% of the Ares Operating Group and Ares Owners Holdings L.P., Alleghany, ADIA and A.M., L.P. will own 72.13%, 5.92%, 16.35% and 5.60%, respectively, of Ares Management, L.P. The foregoing excludes units issuable under equity incentive plans.
(3) Each Ares Operating Group entity has both common units and a new series of preferred units with economic terms designed to mirror those of the Series A Preferred units (“GP Mirror units”) outstanding.
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
Certain Corporate Governance Considerations
Voting Rights.  Unlike the holders of common stock in a corporation, our common unitholders have limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. On those few matters that may be submitted for a vote of our common unitholders, Ares Voting LLC, an entity wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by the Holdco Members, holds a special voting unit that provides it with a number of votes, on any matter that may be submitted for a vote of our common unitholders, that is equal to the aggregate number of Ares Operating Group Units held by the limited partners of the Ares Operating Group entities that do not hold a special voting unit. We refer to our common units (other than those held by any person whom our general partner may from time to time, with such person’s consent, designate as a non‑voting common unitholder) and our special voting units as “voting units.” Accordingly, on those few matters that may be submitted for a vote of our common unitholders, our public unitholders (other than ADIA) collectively have 5.60% of the voting power of Ares Management, L.P, and the Holdco Members, through Ares Owners Holdings L.P. and the special voting unit held by Ares Voting LLC, have approximately 72.13% of the voting power of Ares Management, L.P. Our common unitholders’ voting rights are further restricted by the provision in our partnership agreement stating that any common units held by a person that beneficially owns 20% or more of any class of our common units then outstanding (other than our general partner, Ares Owners Holdings L.P., a member of Ares Partners Holdco LLC or their respective affiliates, a direct or subsequently approved transferee of our general partner or its affiliates or a person who acquired such common units with the prior approval of our general partner) cannot vote on any matter.
Election of Directors.    In general, our common unitholders have no right to elect the directors of our general partner. However, when the Holdco Members and other then‑current or former Ares personnel directly or indirectly hold less than 10% of the limited partner voting power, our common unitholders will have the right to vote in the election of the directors of our general partner. This voting power condition will be measured on January 31 of each year, and will be triggered if the total voting power held collectively by (i) holders of the special voting units in Ares Management, L.P. (including our general partner, members of Ares Partners Holdco LLC and their respective affiliates), (ii) then‑current or former Ares personnel (including indirectly through related entities) and (iii) Ares Owners Holdings L.P.is less than 10% of the voting power of the outstanding voting units of Ares Management, L.P. For purposes of determining whether the Ares control condition is satisfied, our general partner will treat as outstanding, and as held by the foregoing persons, all voting units deliverable to such persons pursuant to equity awards granted to such persons. Unless and until the foregoing voting power condition is satisfied, our general partner’s board of directors will be elected in accordance with its limited liability company agreement, which provides that directors generally may be appointed and removed by the member of our general partner, an entity owned and controlled by the Holdco Members. Unless and until the foregoing voting power condition is satisfied, the board of directors of our general partner has no authority other than that which its member chooses to delegate to it. In the event that the voting power condition is satisfied, the board of directors of our general partner will be responsible for the oversight of our business and operations.
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
Operations Management Group

The OMG consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development/corporate strategy, legal/compliance and human resources. Our clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned infrastructure support functions. As such, significant investments have been made to develop the OMG. We have successfully launched new business lines, integrated acquired businesses into the operations and created scale within the OMG to support a much larger platform in the future.
Structure and Operation of our Funds
We conduct the management of our funds and other similar private vehicles primarily through organizing a partnership or limited liability structure in which entities organized by us accept commitments and/or funds for investment from institutional investors and (to a limited extent) high net worth individuals. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. Our Credit Group funds also include hedge funds or structured funds in which the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. The CLOs that we manage are structured investment vehicles that are generally private companies with limited liability. Our drawdown funds and hedge funds are generally organized as limited partnerships or limited liability companies, however there are non‑U.S. funds that are structured as corporate or non‑partnership entities under applicable law. We also advise a number of investors through SMA relationships structured as contractual arrangements or single investor vehicles. In the case of our SMAs that are not structured as single investor vehicles, the investor, rather than us, generally controls custody of the investments with respect to which we advise. Three of the vehicles that we manage are publicly traded corporations. The publicly traded corporations do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain RIC or REIT status). However, ACRE’s charter includes certain limitations relating to the ownership or purported transfer of its common stock in violation of the REIT ownership requirements.
Our funds are generally advised by an indirect subsidiary of Ares Management LLC registered under the Investment Advisers Act or a wholly owned subsidiary thereof. Responsibility for the day‑to‑day operations of each investment vehicle is typically delegated to the Ares entity serving as investment adviser pursuant to an investment advisory (or similar) agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of certain of the publicly traded corporations, the investment vehicles themselves do not generally register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act of 1940”) in reliance on applicable exemptions thereunder.

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
Fee Structure
Management Fees
The investment adviser of each of our funds and certain SMAs generally receives an annual management fee based upon a percentage of the fund’s capital commitments, total assets or invested capital during the investment period and the fund’s invested capital after the investment period, except for the investment advisers to certain of our hedge funds and separately managed accounts receive an annual management fee that is based upon a percentage of invested capital or net asset value throughout the term of the fund. From time to time we also may receive special fees, including commitment and portfolio management or monitoring fees, some of which may be accelerated upon a sale of the underlying portfolio investment. In certain circumstances we are contractually required to offset certain amounts against future management fees relating to the applicable fund. In addition, we may receive transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. These fees are recognized as other revenue in the period the transaction related services are rendered.
The investment adviser of each of our CLOs typically receives annual management fees based upon a percentage of each CLO's total assets or invested capital, subject to certain performance measures related to the underlying assets the vehicle owns, and additional management fees which are incentive‑based (that is, subject to meeting certain return criteria). We also classify the ARCC Part I Fees as management fees due to their predictability and frequency of payments without risk of contingent repayment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Consolidated Results of Operations—Revenues.”
The management fees we receive from our drawdown style funds are typically payable on a quarterly basis over the life of the fund and do not depend on the investment performance of the fund (other than to reflect the disposition or decrease in value of assets where the management fees are based on invested capital). The management fees we receive from our hedge funds have similar characteristics, except that such funds often afford investors increased liquidity through annual, semi‑annual or quarterly withdrawal or redemption rights following the expiration of a specified period of time when capital may not be withdrawn and the amount of management fees to which the investment adviser is entitled with respect thereto will proportionately increase as the net asset value of each investor’s capital account grows and will proportionately decrease as the net asset value of each investor’s capital account decreases. The management fees we receive from our SMAs are generally paid on a periodic basis (typically quarterly, subject to the termination rights described above) and may alternatively be based on invested capital or proportionately increase or decrease based on the net asset value of the separately managed account.
We also receive management fees in accordance with the investment advisory and management agreements we have with the publicly traded vehicles we manage. Base management fees we receive from ARCC are paid quarterly and proportionately increase or decrease based on ARCC’s total assets (other than cash and cash equivalents). ARCC Part I Fees are also generally paid quarterly and proportionately increase or decrease based on ARCC’s net investment income (before ARCC Part I Fees and ARCC Part II Fees (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Consolidated Results of Operations—Revenues”)), subject to a fixed hurdle rate. Management fees we receive from ARDC are generally paid on a regular basis (typically monthly) and proportionately increase or decrease based on the closed‑end funds’ total assets minus such funds’ liabilities (other than liabilities relating to indebtedness). Management fees we receive from ACRE are generally paid on a quarterly basis and proportionately increase or decrease based on ACRE’s stockholders’ equity (as calculated pursuant to the ACRE management agreement).

Performance Fees
We may also receive performance fees from a majority of our funds, which may be either an incentive fee or a special allocation of income, which we refer to as a carried interest, in the event that specified investment returns are achieved by the fund. We may, and do in certain cases, award our employees and senior professionals with participation in such performance fees.
Incentive Fees
The general partners or similar entities of certain of our funds receive performance‑based allocation fees ranging from 10% to 20% of the applicable fund’s net capital appreciation per annum, subject to certain net loss carry‑ forward provisions (known as a “high‑watermark”). In some cases, the investment adviser of each of our hedge funds and certain SMAs is entitled to an incentive fee generally up to 20% of the applicable fund’s net appreciation per annum, subject to a high‑watermark and in some cases a preferred return. Realized incentive fees are generally higher during the second half of the year due to the nature of certain Credit Group funds that typically realize incentive fees annually. Once realized, the fees earned by our hedge funds generally are not subject to a contingent repayment obligation. Incentive fees are realized at the end of a measurement period, typically quarterly or annually.
Incentive Fees from Publicly Traded Vehicles
We also are entitled to receive incentive fees in accordance with the investment advisory and management agreements we have with ARCC and ACRE. We may receive ARCC Part II Fees, which are calculated at the end of each applicable year by subtracting (a) the sum of ARCC’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) its cumulative aggregate realized capital gains, in each case calculated from October 8, 2004. Incentive fees we receive from ACRE are based on a percentage of the difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and an amount derived from the weighted average issue price per share of ACRE’s common stock in its public offerings multiplied by the weighted average number of shares of common stock outstanding. We are not entitled to receive incentive fees from ARDC.
Carried Interest
The general partner or an affiliate of certain of our funds may be entitled to receive carried interest from a fund. Carried interest entitles the general partner (or an affiliate) to a special allocation of income and gains from a fund, and is typically structured as a net profits interest in the applicable fund. Carried interest is generally calculated on a “realized gain” basis, and the general partner of a fund is generally entitled to a carried interest between 10% and 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds.
For most funds, the carried interest is subject to a preferred return ranging from 5% to 8%, subject in most cases to a catch‑up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the fund has not achieved investment returns that generally exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent to which performance fees that were previously distributed to it exceeds the amounts to which the general partner is ultimately entitled. These repayment obligations may be related to amounts previously distributed to us and our senior professionals and are generally referred to as contingent repayment obligations.
Although a portion of any distributions by us to our common unitholders may include carried interest received by us, we do not intend to seek fulfillment of any contingent repayment obligation by seeking to have our common unitholders return any portion of such distributions attributable to carried interest associated with any contingent repayment obligation. Contingent repayment obligations operate with respect to a given fund’s own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that, if a recipient does not fund his or her respective share, we may have to fund such additional amounts beyond the amount of performance fees we retained, although we generally will retain the right to pursue remedies against those performance fee recipients who fail to fund their obligations.
For additional information concerning the contingent repayment obligations we could face, see “Item 1A. Risk Factors—We may need to pay these contingent obligations if and when they are triggered under the governing agreements with our investors.”
Capital Invested In and Through Our Funds
To further align our interests with those of investors in our funds, we have invested the firm’s capital and that of our professionals in the funds we sponsor and manage. General partner capital commitments to our funds are determined separately with respect to our funds and, generally, are less than 5% of the total commitments of any particular fund. We determine the general partner capital commitments based on a variety of factors, including regulatory requirements, investor requirements, estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. We may from time to time offer to our senior professionals a part of the general partner commitments to our funds. Our general partner capital commitments are typically funded with cash and not with carried interest or deferral of management fees. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Liquidity.”
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self‑regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti‑money laundering laws, anti‑bribery laws relating to foreign officials, and privacy laws with respect to client information, and some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. In addition, additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self‑regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Extensive regulation in the United States affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations,” “—Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses,” “—Regulatory changes and other developments in the United States and regulatory compliance failures could adversely affect our reputation, businesses and operations” and “—Regulatory changes in jurisdictions outside the United States could adversely affect our businesses.”
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
United States
The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. The Financial Industry Regulatory Authority (“FINRA”) oversees the activities of our subsidiary Ares Investor Services LLC ("AIS") as a registered broker‑dealer. In connection with certain investments made by funds in our Private Equity Group, certain of our subsidiaries are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”),  the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act, the Commodity Exchange Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.
All of our funds are advised by investment advisers that are registered with the SEC (or wholly owned subsidiaries thereof). Registered investment advisers are subject to more stringent requirements and regulations under the Investment Advisers Act than unregistered investment advisers. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti‑fraud prohibitions. In addition, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF.
ARCC is a registered investment company that has elected to be treated as a business development company under the Investment Company Act. ARDC and certain other funds are registered investment companies under the Investment Company Act. Each of the registered investment companies has elected, for U.S. federal tax purposes, to be treated as a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As such, each registered investment company is required to distribute at least 90% of its ordinary income and realized, net short‑term capital gains in excess of realized net long‑term capital losses, if any, to its shareholders. In addition, to avoid excise tax, each registered investment company is required to distribute at least 98% of its income (such income to include both ordinary income and net capital gains), which would take into account short‑term and long‑term capital gains and losses. Each registered investment company, at each of its discretions, may carry forward taxable income in excess of calendar year distributions and pay an excise tax on this income. In addition, as a business development company, ARCC must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of ARCC’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.”
ACRE has elected and qualified to be taxed as a real estate investment trust, or REIT, under the Code. To maintain its qualification as a REIT, ACRE must distribute at least 90% of its taxable income to its shareholders and meet, on a continuing basis, certain other complex requirements under the Code.
AIS, our wholly owned subsidiary, is registered as a broker‑dealer with the SEC, and is a member of FINRA. As a broker‑ dealer, this subsidiary is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self‑regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to our subsidiary in its capacity as a broker‑dealer, it is not required to comply with certain regulations covering trade practices among broker‑dealers and the use and safekeeping of customers’ funds and securities. As a registered broker‑dealer and member of a self‑regulatory organization, AIS is, however, subject to the SEC’s uniform net capital rule. Rule 15c3‑1 of the Exchange Act specifies the minimum level of net capital a broker‑dealer must maintain and also requires that a significant part of a broker‑dealer’s assets be kept in relatively liquid form.
The SEC and various self‑regulatory organizations have in recent years increased their regulatory activities in respect of investment management firms. In July 2010, the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) was signed into law and has imposed significant regulations on nearly every aspect of the U.S. financial services industry.
In October 2011, the Federal Reserve and other federal regulatory agencies issued a proposed rule implementing a section of the Dodd‑Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non‑U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds. The final Volcker Rule became effective on April 1, 2014 and is subject to a conformance period (ending July 21, 2017). It contains exemptions for certain “permitted activities” that would enable certain institutions subject to the Volcker Rule to continue investing in covered funds under certain conditions.
In 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, in addition to the Dodd‑Frank Act risk retention rules approved in October 2014, could further restrict credit availability, as well as potentially restrict the activities of certain funds who invest in broadly syndicated loans in our Credit Group, which supports many of its portfolio investments from banks’ lending activities.
Pursuant to the Dodd-Frank Act, regulation of the derivatives market is bifurcated between the U.S. Commodities Futures Trading Commission (the “CFTC”) and the SEC. Under the Dodd‑Frank Act, the CFTC has jurisdiction over swaps and the SEC has jurisdiction over security‑based swaps. As part of its Dodd- Frank Act related rule‑making process, the CFTC made changes to its rules with respect to the registration and oversight of commodity pool operators (“CPOs”). Such rules require that an entity that is a CPO must register with the CFTC unless an exemption from registration is available. Previously, the CPO registration rules had applied to the operator of a fund invested in “commodity interests,” meaning that the fund entered into futures or options with respect to commodities. As a result of the CFTC’s revisions to these rules, all swaps (other than security‑based swaps) are now included in the definition of commodity interests. As a result, funds that utilize swaps (whether or not related to a commodity) as part of their business model may fall within the statutory definition of a commodity pool. If a fund qualifies as a commodity pool, then, absent an available exemption, the operator of such a fund is required to register with the CFTC as a CPO. Registration with the CFTC renders such CPO subject to regulation, including with respect to disclosure, reporting, recordkeeping and business conduct.
Certain of our funds may from time to time, directly or indirectly, invest in instruments that meet the definition of a “swap” under the Commodity Exchange Act and the CFTC’s rules promulgated thereunder. As a result, such funds may qualify as commodity pools, and the operators of such funds may need to register as CPOs unless an exemption applies such as the so-called “de minimis” exemption, codified in CFTC rule 4.13(a)(3). If any of our funds cease to qualify for this (or another applicable) exemption, certain Ares entities associated with and/or affiliated with those funds will be required to register with the CFTC as commodity pool operators.

The Dodd‑Frank Act requires the CFTC, the SEC and other regulatory authorities to promulgate certain rules relating to the regulation of the derivatives market. Such rules require or will require the registration of certain market participants, the clearing of certain derivatives contracts through central counterparties, the execution of certain derivatives contracts on electronic platforms, as well as reporting and recordkeeping. The Dodd-Frank Act also provides expanded enforcement authority to the CFTC and SEC. While certain rules have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. In particular, the CFTC has finalized most of its rules under the Dodd‑Frank Act, and the SEC has proposed a number of rules regarding security‑based swaps but has only finalized some of these rules. We cannot therefore yet predict the ultimate effect of the rules and regulations on our business.
Under CFTC and SEC rules, an entity may be required to register as a major swap participant (“MSP”) or major security-based swap participant (“MSBSP”) if it has substantial swaps or security-based swaps positions or has substantial counterparty exposure from its swaps or security-based swaps positions. If any of our funds were required to register as an MSP or MSBSP, it could make compliance more expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. Additionally, if any of our funds qualify as “special entities” under CFTC rules, it could make it more difficult for them to enter into derivatives transactions or make such transactions more expensive.
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
Pursuant to rules finalized by the CFTC in December 2012 and September 2016, certain classes of interest rate swaps and certain classes of credit default swaps are subject to mandatory clearing, unless an exemption applies. Many of these swaps are also subject to mandatory trading on designated contract markets or swap execution facilities. At this time, the CFTC has not proposed any rules designating other classes of swaps for mandatory clearing, but it may do so in the future. Mandatory clearing and trade execution requirements may change the cost and availability of the swaps that we use, and exposes us to the credit risk of the clearing house through which any cleared swap is cleared. In addition, federal bank regulatory authorities and the CFTC have adopted initial and variation margin requirements for swap dealers, security-based swap dealers, MSPs and MSBSPs (“swap entities”), including permissible forms of margin, custodial arrangements and documentation requirements, for uncleared swaps and security-based swaps. As a result, swap entities will be required to collect margin for transactions and positions in uncleared swaps and security-based swaps by financial end users. The new rules will become effective for end users on March 1, 2017. On February 13, 2017, the CFTC’s Division of Swap Dealer and Intermediary Oversight announced a grace period until September 1, 2017, to comply with the variation margin requirements for swaps that are subject to a March 1, 2017 compliance date. The effect of the regulations on us is not fully known at this time. However, these rules may increase the cost of our activity in uncleared swaps and security-based swaps to the extent we are determined to be a financial end user.
 In December 2016, the CFTC reproposed rules that would set federal position limits for certain core physical commodity futures, options and swap contracts (“referenced contracts”), and issued final rules on aggregation among entities under common ownership or control, unless an exemption applies, for position limits on certain futures and options contracts that would apply to the proposed position limits on referenced contracts. It is possible that the CFTC could propose to expand such requirements to other types of contracts in the future. The proposal could affect our ability and the ability for our funds to enter into derivatives transactions if and when the CFTC’s position limits rules become effective.
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
The Dodd‑Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk‑taking by covered financial institutions. Federal bank regulatory authorities and the SEC have proposed a rule to implement the law that generally (1) prohibits incentive-based payment arrangements that they determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (2) requires those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate Federal regulator.

The Dodd‑Frank Act also requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the contingent repayment obligations of related incentive compensation from current and former executive officers. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.
The Dodd‑Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.
Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the Council and the Federal Reserve. On February 3, 2017, President Trump signed an executive order addressing regulation of the U.S. financial system. The order purports to give the Department of the Treasury the authority to restructure major provisions of the Dodd-Frank Act. The ultimate impact of this order and its implementation on existing and proposed regulations under the Dodd-Frank Act and other rules and regulations applicable to the U.S. financial system are uncertain; however, such impact could be material to our industry, business and operations.
Other Jurisdictions
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Ares Management Limited and Ares Management UK Limited are subject to regulation by the U.K. Financial Conduct Authority (“FCA”). Ares European Loan Management LLP, which is not a subsidiary, but in which we are indirectly invested and which procures certain services from Ares Management Limited, is also subject to regulation by the FCA. In some circumstances, Ares Management Limited, Ares Management UK Limited, Ares European Loan Management LLP and other Ares entities are or become subject to UK or EU laws, for instance in relation to marketing our funds to investors in the European Economic Area (“EEA”).
European Union legislation could impact our business in the United Kingdom and in other EEA member states where we have operations. The following measures are of particular relevance to our business.
In March 2013, the predecessor regulator to the FCA published final rules for the FCA’s regulation and supervision of the London Interbank Offered Rate (“LIBOR”). In particular, the FCA’s LIBOR rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. These requirements may cause LIBOR to be more volatile than it has been in the past, which may adversely affect the value of investments made by our funds. On February 3, 2014, ICE Benchmark Administration Limited took responsibility for administering LIBOR, following regulatory authorization by the FCA.
The EU Benchmarks Regulation (the “Benchmarks Regulation”) entered into force on June 30, 2016. It aims to introduce a common framework and consistent approach to benchmark regulation across the EU by regulating producers, contributors to and users of benchmarks. The Benchmarks Regulation will replace the current UK framework regulating LIBOR and other specified benchmarks, notably the Euro interbank offered rate (“EURIBOR”). Certain requirements of the Benchmarks Regulation have already entered into force, but the majority will apply from January 1, 2018. Although there are measures in the Benchmarks Regulation which are designed to prevent certain benchmarks from being undermined by a material reduction of benchmark contributors, it is not yet clear how successful these will be. The Benchmarks Regulation may therefore lead to unpredictable developments in relation to LIBOR and certain other benchmarks, which could affect the value of investments made by our funds.
The EU Capital Requirements Directive IV and Capital Requirements Regulation (collectively, “CRD IV”) and the EU Alternative Investment Fund Managers Directive (the “Directive”) could restrict the ability of banks and alternative investment funds (“AIFs”) managed in the EU to invest in securitization vehicles including collateralized loan obligations operated by us unless either the “originator”, “original lender” or “sponsor” (as those terms are defined in the legislation) retains a prescribed interest in the securitization concerned. Where such securitization arrangements are managed by Ares‑affiliated undertakings, this risk retention requirement will, at present, need to be held by an appropriately EU authorized and regulated entity affiliated with us (i.e. as “sponsor”). The holding of that retention on our affiliate’s balance sheet is likely to increase that entity’s regulatory capital requirement and will accordingly adversely affect return on equity.  In September 2015, the EU Commission published proposals for a new securitization regulation as part of its Capital Markets Union Action Plan (the “Securitization Regulation”).  The text of the Securitization Regulation continues to be negotiated and no single compromise text yet exists. Measures likely to be included in the final text include a proposal for a new “direct approach” to securitization retention requirements for lenders, originators and sponsors, placing them under a direct obligation to hold the retention slice (rather than creating an indirect obligation through increased capital requirements for EU investors in non-compliant securitizations).  There is also likely to be new investor transparency requirements which would require additional information to be disclosed to investors.  Compliance with the proposed new requirements in the securitization regulation may result in us incurring material costs.

The EU Regulation on OTC derivative transactions, central counterparties and trade repositories (commonly known as the “European Market Infrastructure Regulation” or “EMIR”) will require the mandatory clearing of certain over-the-counter (“OTC”) derivatives through central counterparties. Beginning June 21, 2017, this mandatory clearing obligation will begin to apply to certain Ares-affiliated undertakings that enter into an eligible derivative transaction with another financial counterparty or a non‑financial counterparty whose OTC derivative exposures exceed a prescribed clearing threshold, although the implementation of this requirement may be subject to a delay. EMIR will further require certain Ares-affiliated undertakings to provide margin in respect of OTC derivative transactions that are not cleared by a central counterparty from March 1, 2017. EMIR does not have a material impact on Ares-affiliated undertakings at present, although as these implementation dates are reached the cost of complying with the requirements is likely to increase.
On January 29, 2014, the European Commission published a proposal for a new regulation dealing with structural measures to improve the resilience of EU credit institutions, known as the Banking Structural Regulation. Provisions in the proposed regulation would prohibit systemically important EU banks from acquiring, owning, sponsoring or having an exposure to an AIF, unless that AIF is unleveraged, closed-ended and either established in the EEA or, if it is not established in the EEA, marketed in the EEA.  There has been considerable political disagreement in relation to the legislative proposals and the precise scope of this proposed regulation and its timescale for coming into force is currently uncertain. However, the European Parliament and European Council are aiming to seek political agreement during 2017.  The final proposals, if adopted, may affect our ability to raise capital in our funds from EU banks.
On December 14, 2015, the European Banking Authority published guidelines which are relevant to, amongst other things, EU banks' exposures to shadow banking entities. These guidelines became effective on January 1, 2017. The definition of a shadow banking entity is extremely wide and could potentially include a number of different entities, such as investment funds and securitization vehicles. AIFs are excluded from the definition of a shadow banking entity unless they: (1) deploy leverage within the meaning of the Directive on a substantial basis; or (2) are permitted to originate loans or purchase third party lending exposures onto their balance sheet pursuant to the relevant fund rules or constitutional documents. These guidelines may affect our ability to raise capital in certain of our funds from EU banks.
Our other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
Alternative Investment Fund Managers Directive (the "Directive")
The Directive was enacted in July 2011 and took effect on July 22, 2013. The Directive applies to (1) Alternative Investment Fund Managers (“AIFMs”) established in the EEA that manage EEA or non‑EEA AIFs, (2) non‑EEA AIFMs that manage EEA AIFs and (3) non‑EEA AIFMs that market their AIFs to professional investors within the EEA.
Beginning July 22, 2013, the Directive imposed new operating requirements the categories of AIFMs listed at (1) and (2) in the paragraph above. In addition, each of the AIFMs identified at (1), (2) and (3) of the paragraph above will need to comply with the Directive’s disclosure and transparency requirements when seeking to market within the EEA and, in the case of non‑EEA AIFMs seeking to market under jurisdiction specific private placement regimes, additional jurisdiction specific requirements where these exist (e.g., appointing a depositary).
The full scope of the Directive may also be extended on a jurisdiction-by-jurisdiction basis to non‑EEA AIFMs that wish to market an AIF within the EEA pursuant to a pan‑European marketing passport. In July 2016, the European Securities and Markets Authority (“ESMA”) published advice to EU institutions on extending the passport to certain non-EU jurisdictions. This included positive assessments in respect of extending the passport under the Directive to five non-EEA jurisdictions, which notably did not include the United States or the Cayman Islands. ESMA expressed a qualified assessment in respect of the United States due to concerns about reciprocity of market access. ESMA gave no assessment in respect of the Cayman Islands. The European Commission was expected and arguably required to publish legislation before the end of October 2016 setting a date for the pan-European marketing passport to be made available, at least in respect of the five non-EEA jurisdictions it had assessed positively. It did not publish this legislation in 2016 and, due to a number of reasons, it is unclear when legislation will be implemented to develop the non-EEA AIFM passport. Certain of the jurisdiction specific private placement regimes may cease to exist when the non-EEA AIFM passport becomes available. This development could have a negative impact on our ability to raise capital from EEA investors if, for example, a jurisdiction specific private placement regime ceases to operate and the non-EEA AIFM passport is not made available to United States AIFMs.
The operating requirements imposed by the Directive include, amongst other things, rules relating to the remuneration of certain personnel, minimum regulatory capital requirements, restrictions on the use of leverage, restrictions on early distributions relating to portfolio companies (so called “asset stripping rules”), disclosure and reporting requirements to both investors and home state regulators, the independent valuation of an AIF’s assets and the appointment of an independent depository to hold assets. As a result, the Directive increases the regulatory burden and the cost of doing business for Ares Management UK Limited and, to a more limited extent, non-EEA AIFMs which market to non-EEA AIFs under EEA private placement regimes. This potentially disadvantages our funds as investors in private companies located in EEA member states when compared to non‑AIF/AIFM competitors that may not be subject to the requirements of the Directive, thereby potentially restricting our funds’ ability to invest in such companies.
The Directive allows AIFMs to invest in securitizations on behalf of the alternative investment funds they manage, only if the originator, sponsor or original lender for the securitization has explicitly disclosed that it will retain, on an ongoing basis, a material net economic interest of not less than 5% of the nominal value of the securitized exposures or of the tranches sold to investors and certain due diligence undertakings are made. AIFMs that discover after the assumption of a securitization exposure that the retained interest does not meet the requirements, or subsequently falls below 5% of the economic risk, are required to take such corrective action as is in the best interests of investors. It remains to be seen how AIFMs will address this requirement in practice. These requirements, along with other changes to the regulation or regulatory treatment of securitizations, may negatively affect the value of investments made by our funds.
The Directive could also limit our operating flexibility and our investment opportunities, as well as expose us and/or our funds to conflicting regulatory requirements in the United States (and elsewhere).
Solvency II
Directive 2009/138/EC on the taking‑up and pursuit of the business of Insurance and Reinsurance (“Solvency II”) sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities and introduces a risk‑based assessment of those liabilities. Solvency II came into force on January 1, 2010 but was only required to be implemented by firms on January 1, 2016. There are also a number of transitional provisions designed to avoid market disruption. Solvency II imposes, amongst other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, Solvency II could have an adverse indirect effect on our businesses by, amongst other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. The final details and requirements of the subsidiary regulations pursuant to Solvency II remain uncertain and are subject to change as a result of enactment both of related EU legislation, guidelines and national implementing legislation in EEA member states.
MiFID II
The recast Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation (collectively referred to as MiFID II) will come into effect beginning January 3, 2018. MiFID II will amend the existing MiFID regime and, amongst other requirements, will introduce new organizational and operational requirements for investment firms in the EEA.  Compliance with these new rules may require updates to existing procedures, systems and controls and the development of new internal systems, which may include substantial automated and electronic systems, and is likely to involve material costs to the business.
European Union Referendum in the United Kingdom
On June 23, 2016, the United Kingdom ("UK") electorate voted in support of the UK leaving the European Union ("EU").  The implications of the UK’s pending withdrawal from the EU are unclear at present because the relationship between the UK and the EU after such withdrawal is unclear.   It is likely that this matter will be negotiated over the next several years.  As a result, our ability to, amongst other things, (1) market interests in our funds to EU investors; and/or (2) lend to EU borrowers or invest in EU assets may be adversely affected.
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
Available Information
Ares Management, L.P. was formed as a Delaware limited partnership on November 15, 2013. Our principal executive offices are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067, and our telephone number is (310) 201- 4100.
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

ITEM 1A.  RISK FACTORS
Summary of Risks
Our businesses are subject to a number of inherent risks. We believe that the primary risks affecting our businesses and an investment in our units are:

•
a complex regulatory and tax environment involving rules and regulations (both domestic and foreign), some of which are outdated relative to today’s complex financial activities and some of which are subject to political influence, which could restrict or require us to adjust our operations or the operations of our funds or portfolio companies and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities;

•	poor performance by our funds, including due to market conditions, political actions or environments, monetary and fiscal policy or other conditions beyond our control;

•
the reputational harm that we would experience as a result of inappropriately addressing conflicts of interest, poor performance by the investments we manage or the actual or alleged failure by us, our employees, our funds or our portfolio companies to comply with applicable regulations in an increasingly complex political and regulatory environment;

•
potential variability in our period to period earnings due primarily to mark‑to‑market valuations of our funds’ investments. As a result of this variability, the market price of our common units may be volatile and subject to fluctuations; the increasing demands of the investing community, including the potential for fee compression and changes to other terms, which could materially adversely affect our revenues; and

•
an investment in our units is not an investment in our underlying funds. Moreover, there can be no assurance that projections respecting performance of our underlying funds or unrealized values will be achieved.

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
Global financial markets have experienced heightened volatility in recent periods, including during August and September 2015, then again in January 2016, following the decision of the People’s Bank of China to reduce the foreign exchange value of the renminbi, and again in June 2016 following the referendum in the UK in favor of exiting the EU. The transition of leadership following the 2016 U.S. presidential and congressional election and related uncertainty regarding potential shifts in U.S. foreign, trade, economic and other policies under the new administration have heightened volatility in the U.S. and global markets, which could persist for an extended period. Concerns over significant declines in the commodities markets, concerns over increasing interest rates, particularly short-term rates, increases in the foreign exchange value of the U.S. dollar, sluggish economic expansion in non-U.S. economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures all highlight the fact that economic conditions remain unpredictable and volatile.
The ongoing weakness in commodity prices, especially of crude oil, and the uncertainty regarding the stability of the oil and gas markets have resulted in a tightening of the credit market across multiple sectors. Following mark-to-market losses on commodity-related debt, overall credit returns remained in negative territory in 2016 and increased financing costs for businesses in unrelated sectors. In addition, following a sustained period of historically low interest rate levels, the Federal Reserve raised the federal funds rate in December 2015 and again in December 2016. These developments, along with the U.S. government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, caused borrowing costs to rise and generally constrained access to leverage.
Further, the potential impact of the results of the presidential election and resulting uncertainties regarding possible policies that could be implemented has led to further disruption, instability and volatility in the global markets. There can be no assurance these market conditions will not continue or worsen in the future.
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

•	our assets under management to decrease, thereby lowering management fees payable by our funds; and

•	increases in costs or reduced availability of financial instruments that finance our funds.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Negative financial results in our funds’ portfolio companies may reduce the value of our portfolio companies, the net asset value of our funds and the investment returns for our funds, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to credit-oriented or debt investments. Our funds may be adversely affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
Political and regulatory conditions, including the effects of negative publicity surrounding the financial industry in general and proposed legislation, could adversely affect our businesses or cause a material increase in our tax liability.
As a result of market disruptions and highly publicized financial scandals in recent years, regulators and investors have exhibited concerns over the integrity of the U.S. financial markets, and the businesses in which we operate both in the United States and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. See “-Regulatory changes and other developments in the United States and regulatory compliance failures could adversely affect our reputation, businesses and operations.”
On several occasions in recent years, the U.S. Congress has considered legislative proposals that, if enacted, would repeal the exception from taxation as a corporation currently available to certain publicly traded partnerships and/or would raise the tax rate on carried interest and treat carried interest as ordinary income as well as change the tax treatment of investment managers and investment structures. A number of similar legislative proposals have been introduced in state legislatures. If these proposals or any similar legislation or regulation were to be enacted and apply to us, we would incur a material increase in our tax liability, our cash available for distribution would be reduced, which could reduce the value of our units, our effective tax rate could increase significantly or the amount of taxes that we, our professionals and other key personnel would be required to pay could materially increase. See “-Risks Related to Taxation.”
Most recently, members of Congress and the Trump administration have raised reform proposals that would dramatically change the U.S. federal tax system.  These proposals would meaningfully reduce individual and corporate tax rates and under one or more of those proposals, would convert the federal income tax system into a “destination-based cash flow” tax system, under which, net interest expense would not be deductible, investment in tangible property and intangible assets (other than land) would be immediately deductible, export revenue would not be taxable, and the cost of imports would not be deductible.  We cannot predict whether and to what extent these proposals, or any other legislative or administrative changes, if and when enacted, could affect the value of any investments made by us (including by adversely affecting the portfolio companies of the funds we manage), and the tax consequences to us and our unitholders; however, such consequences would likely be significant.
Congress, Her Majesty's Treasury ("HM Treasury"), the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of businesses, including multinational entities. The OECD, which represents a coalition of member countries, has issued guidance through its Base Erosion and Profit Shifting (“BEPS”) project that contemplates changes to long standing international tax norms that determine each country’s jurisdiction to tax cross-border trade and profits. On June 29, 2016, the Treasury Department and the Internal Revenue Service (the “IRS”) issued final regulations that would require the parent entity of certain U.S. multinational enterprise groups to file an annual report that would provide information on a country-by-country basis related to the group’s income and taxes paid. These changes in law or guidance and additional proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business, or, even if not enacted, could adversely affect our investment returns, including by increasing our tax compliance costs. Whether these or other proposals will be enacted by the United States or any foreign jurisdiction and in what form is unknown, as are the ultimate consequences of any such proposed legislation. See “-Risks Related to Taxation.”

Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may downsize their investment allocations to alternative asset managers, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds, or regulatory or tax constraints, could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, which affects our ability to raise capital for existing and future funds. If economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. If we were unable to successfully raise capital, our revenue and cash flow would be reduced, and our financial condition would be adversely affected. Furthermore, while our senior professional owners have committed substantial capital to our funds, commitments from new investors may depend on the commitments made by our senior professional owners to new funds and there can be no assurance that there will be further commitments to our funds, and any future investments by them in our funds or other alternative investment categories will likely depend on the performance of our funds, the performance of their overall investment portfolios and other investment opportunities available to them.
We depend on the Holdco Members, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, business contacts and personal reputations of the Holdco Members, senior professionals and other key personnel. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities, limit our ability to raise capital from certain existing investors or result in the loss of certain existing investors.
The departure or bad acts for any reason of any of our senior professionals, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key person” provisions in the documentation governing certain of our funds, which would permit the investors in those funds to suspend or terminate such funds’ investment periods or, in the case of certain funds, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together. See “-Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.”
We anticipate that it will be necessary for us to add investment professionals both to grow our businesses and to replace those who depart. However, the market for qualified investment professionals is extremely competitive, both in the United States and internationally, and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our performance fees that we grant to our investment professionals. In the year ended December 31, 2016, we incurred equity compensation expenses of $39.1 million and we expect these costs to continue to increase in the future as we increase the use of equity compensation awards to attract, retain and compensate employees.
Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to trade in the securities of such company. We may also cause different Private Equity funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we advise to purchase different classes of securities in the same portfolio company. For example, in the normal course of business our Credit Group funds acquire debt positions in companies in which our Private Equity funds own common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns. In addition, our Credit Group funds could be restricted from selling their positions in such companies for extended periods because investment professionals in the Private Equity Group sit on the boards of such companies. Certain funds in different groups may invest alongside each other in the same security. The different investment objectives or fund terms of such funds may result in a potential conflict of interest. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. Though we believe we have appropriate means and oversight to resolve these conflicts, our judgment on any particular allocation could be challenged. While we have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that we employ to handle such conflicts if they arise, our decision to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
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
We may lose investment opportunities in the future if we do not match investment valuations, structures and terms offered by our competitors. Alternatively, we may experience decreased profitability, rates of return and increased risks of loss if we match investment valuations, structures and terms offered by our competitors. Moreover, if we are forced to compete with other investment managers on the basis of price when fundraising, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the investment management industry will decline, without regard to the historical performance of a manager. Fee or carried interest reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
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
We derive revenues primarily from:

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
The management fees we receive from ARCC (including fees attributable to ARCC Part I Fees) comprise a significant percentage of our management fees. This percentage has increased as a result of ARCC’s acquisition of ACAS, which closed on January 3, 2017. The investment advisory agreement we have with ARCC categorizes the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on ARCC’s total assets, (b) fees based on ARCC ’s net investment income (before ARCC Part I Fees and ARCC Part II Fees), which are paid quarterly (“ARCC Part I Fees”) and (c) fees based on ARCC’s net capital gains, which are paid annually (“ARCC Part II Fees”). We classify the ARCC Part I Fees as management fees because they are paid quarterly, are predictable and recurring in nature, are not subject to repayment (or contingent repayment obligations) and are generally expected to be cash-settled each quarter. If ARCC’s total assets or its net investment income were to decline significantly for any reason, including, without limitation, due to mark-to-market accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from ARCC, including the base management fee and the ARCC Part I Fees, would also decline significantly and/or may be subject to deferral, which could have an adverse effect on our revenues and results of operations. In addition, because the ARCC Part II Fees are not paid unless ARCC achieves cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation), ARCC’s Part II Fees payable to us are variable and not predictable.
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
We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In September 2009, the Institutional Limited Partners Association (“ILPA”) published a set of Private Equity Principles (the “Principles”) which were revised in January 2011. The Principles were developed to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance income structures. We promptly provided ILPA with our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our future funds. More recently, institutional investors have been increasing pressure to reduce management and investment fees charged by external managers, whether through direct reductions, deferrals, rebates or other means. We may not be successful in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new businesses could have an adverse effect on our profit margins and results of operations. For more information about our fees see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Investors in our funds may be unwilling to commit new capital to our funds because we are a public company, which could have a material adverse effect on our business and financial condition.
Some investors in our funds may have concerns that as a public company our attention is bifurcated between investors in our funds and the public unitholders, resulting in potential conflicts of interest. Some investors in our funds may believe that as a public company we strive for near-term profit instead of superior risk-adjusted returns for investors in our funds over time or grow our assets under management for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince investors in our funds that our status as a public company does not and will not affect our longstanding priorities or the way we conduct our businesses. A decision by a significant number of investors in our funds not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may have a material adverse effect on our business and financial condition.
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

In addition, pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. To accommodate the needs of global investors and strategies we must structure investment products in a manner that addresses tax, regulatory and legislative provisions in different, and sometimes multiple, jurisdictions. Further, in conducting business in foreign jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (the “FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing non-U.S. fund investors means that we must comply with international laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result, we are required to continuously develop our systems and infrastructure, including employing and contracting with foreign businesses and entities, in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. This growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage or maintain appropriate oversight over our expanding international operations effectively or that we will be able to continue to grow this part of our businesses, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
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
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and their investment that may result from any attempted expansion.
If we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.
Our growth strategy is based, in part, on the selective development or acquisition of asset management businesses, advisory businesses or other businesses complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) our ability to identify and enter into mutually beneficial relationships with venture partners, (f) our ability to properly manage conflicts of interest and (g) our ability to integrate personnel at acquired businesses into our operations and culture.
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
Our businesses are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). Since the first quarter of 2014, FINRA as well as the SEC has overseen the activities of our wholly owned subsidiary AIS as a registered broker-dealer. We are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, which could have a material adverse effect on our businesses. For example, in 2013 the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver.
The SEC has indicated that investment advisors who receive transaction-based compensation for investment banking or acquisition activities relating to fund portfolio companies may be required to register as broker-dealers. Specifically, the SEC staff has noted that if a firm receives fees from a fund portfolio company in connection with the acquisition, disposition or recapitalization of such portfolio company, such activities could raise broker-dealer concerns under applicable regulations related to broker dealers. If we receive such transaction fees and the SEC takes the position that such activities render us a “broker” under the applicable rules and regulations of the Exchange Act, we could be subject to additional regulation. If receipt of transaction fees from a portfolio company is determined to require a broker-dealer license, receipt of such transaction fees in the past or in the future during any time when we did not or do not have a broker-dealer license could subject us to liability for fines, penalties or damages.
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
Compliance with existing and new regulations subjects us to significant costs. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. The regulations to which our businesses are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our unitholders. Even if a sanction is imposed against us, one of our subsidiaries or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.
In the past several years, the financial services industry, and private equity in particular, has been the subject of heightened scrutiny by regulators around the globe.  In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees.  In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against private fund managers.  This increased enforcement activity may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.

While the SEC’s recent list of examination priorities includes such items as cyber security compliance and controls and conducting risk-based examinations of never-before-examined investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to transparency and investor disclosure practices.   Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices.  To this end, many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures.  In addition, our Private Equity funds have engaged in the past and may engage from time to time advisors who often work with our investment teams during due diligence, provide board-level governance and support and advise portfolio company leadership. Advisors generally are third parties and typically retained by us pursuant to consulting agreements. In some cases, an operating executive may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive directly (meaning that investors in our Private Equity funds may indirectly bear the operating executive’s compensation).  While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of these advisors, the SEC staff may disagree.
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

As a business development company registered under the Investment Company Act, ARCC may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, ARCC is permitted, as a business development company, to incur indebtedness or issue senior securities only in amounts such that its asset coverage, as calculated pursuant to the Investment Company Act, equals at least 200% after each such incurrence or issuance. If the value of its assets declines, it may be unable to satisfy this test. If that happens, it may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during an approximately one-year period after obtaining stockholder approval for such issuance in accordance with the Investment Company Act. ARCC’s stockholders have, in the past, approved such issuances so that during the subsequent 12-month period, ARCC may, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then-current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of its independent directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. ARCC may ask its stockholders for additional approvals from year to year. There can be no assurance that such approvals will be obtained.

Our publicly traded investment vehicles are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.
Our publicly traded investment vehicles operate under a complex regulatory environment. Such companies require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting our publicly traded investment vehicles generally affect their ability to take certain actions. For example, certain of our publicly traded vehicles have elected to be treated as a REIT or RIC for U.S. federal income tax purposes. To maintain their status as a RIC or a REIT, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. ARCC and our publicly traded closed-end fund are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with ARCC or the closed-end fund. ARCC is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC status and, subject to certain exceptions, ARCC is generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s asset coverage, as calculated pursuant to the Investment Company Act, equals less than 200% after such incurrence.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses.
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. In June 2010, the SEC approved Rule 206(4)-5 under the Investment Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.
Similar rule-making and investigations have also occurred in New York. In March 2007, the Office of the Attorney General of the State of New York (the “NY Attorney General”) commenced an industry-wide investigation into pay to play allegations and undisclosed conflicts of interest at public pension funds, including the New York State Common Retirement Fund. As a consequence of the NY Attorney General’s investigation, the NY Attorney General adopted a Public Pension Fund Reform Code of Conduct (the “Reform Code of Conduct”) for U.S. public pension funds. This Reform Code of Conduct, among other things, restricts the use of third-party intermediaries and placement agents with respect to the solicitation of funds from U.S. public pension funds. In 2010, we agreed to adopt the Reform Code of Conduct, acknowledging that the Reform Code of Conduct would enhance transparency in fundraising activities before public pension funds on a national basis. As a signatory to the Reform Code of Conduct, we may be at a disadvantage to other fund sponsors that are not similarly restricted from engaging third-party solicitors, notwithstanding that many states and public pension funds have adopted similar restrictions. FINRA also recently proposed its own set of “pay to play” regulations that are similar to the SEC’s regulations.
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
In June 2011, the Basel Committee on Banking Supervision, an international trade body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States and the EU, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. These new standards, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. Implementation of Basel III will require implementing regulations and guidelines by member countries. In July 2013, the U.S. federal banking regulators announced the adoption of final regulations to implement Basel III for U.S. banking organizations, subject to various transition periods. The EU implemented Basel III in June 2013. In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards beginning in January 2018, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States. In January 2016, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book (“FRTB”), which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. The impact of FRTB will not be known until after any resulting rules are finalized by the U.S. federal bank regulatory agencies. Compliance with the Basel III standards, the supplemental regulatory standards adopted by U.S. regulators and FRTB may result in significant costs to banking organizations, which in turn may result in higher borrowing costs for the private sector and reduced access to certain types of credit.
Regulatory changes and other developments in the United States and regulatory compliance failures could adversely affect our reputation, businesses and operations.
In July 2010, the Dodd-Frank Act. The Dodd-Frank Act was signed into law and has imposed significant regulations on nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act established a ten voting-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, evaluating the impact of the distress of the financial firm on the stability of the U.S. economy. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.
In October 2011, the Federal Reserve and other federal regulatory agencies issued a proposed rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing the Volcker Rule. The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The effects of the Volcker Rule are uncertain but it is in any event likely to curtail various banking activities that in turn could result in uncertainties in the financial markets as well as our business. The final Volcker Rule became effective on April 1, 2014 and is subject to a conformance period (ending July 21, 2017). It contains exemptions for certain “permitted activities” that would enable certain institutions subject to the Volcker Rule to continue investing in covered funds under certain conditions. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there is uncertainty regarding the implementation of the Volcker Rule and its practical implications, and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.
Pursuant to the Dodd-Frank Act, regulation of the U.S. derivatives market is bifurcated between the CFTC and the SEC. Under the Dodd-Frank Act, the CFTC has jurisdiction over swaps and the SEC has jurisdiction over security-based swaps. As part of its Dodd-Frank Act related rule-making process, the CFTC made changes to its rules with respect to the registration and oversight of CPOs. As a result of the CFTC’s revisions to these rules, all swaps (other than security-based swaps) are now included in the definition of commodity interests. As a result, funds that utilize swaps (whether or not related to a physical commodity) as part of their business model may fall within the statutory definition of a commodity pool. If a fund qualifies as a commodity pool, then, absent an available exemption, the operator of such fund is required to register with the CFTC as a CPO. Registration with the CFTC renders such CPO subject to regulation, including with respect to disclosure, reporting, recordkeeping and business conduct, which could significantly increase operating costs by requiring additional resources.
The Dodd-Frank Act requires the CFTC, the SEC and other regulatory authorities to promulgate certain rules relating to the regulation of the derivatives market. Such rules require or will require the registration of certain market participants, the clearing of certain derivatives contracts through central counterparties, the execution of certain derivatives contracts on electronic platforms, as well as reporting and recordkeeping of derivatives transactions. The Dodd-Frank Act also provides expanded enforcement authority to the CFTC and SEC. While certain rules have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. In particular, the CFTC has finalized most of its rules under the Dodd-Frank Act, and the SEC has proposed a number of rules regarding security-based swaps but has only finalized some of these rules. We cannot therefore yet predict the ultimate effect of the rules and regulations on our business.

Under CFTC and SEC rules, an entity may be required to register as a MSP or MSBSP if it has substantial swaps or security-based swaps positions or has substantial counterparty exposure from its swaps or security-based swaps positions. If any of our funds were required to register as an MSP or MSBSP, it could make compliance more expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. Additionally, if any of our funds qualify as “special entities” under CFTC rules, it could make it more difficult for them to enter into derivatives transactions or make such transactions more expensive.
Pursuant to rules finalized by the CFTC in December 2012 and September 2016, certain classes of interest rate swaps and certain classes of credit default swaps are subject to mandatory clearing, unless an exemption applies. Many of these swaps are also subject to mandatory trading on designated contract markets or swap execution facilities. At this time, the CFTC has not proposed any rules designating other classes of swaps for mandatory clearing, but it may do so in the future. Mandatory clearing and trade execution requirements may change the cost and availability of the swaps that we use, and exposes our funds to the credit risk of the clearing house through which any cleared swap is cleared. In addition, federal bank regulatory authorities and the CFTC have adopted initial and variation margin requirements for swap dealers, security-based swap dealers and swap entities, including permissible forms of margin, custodial arrangements and documentation requirements for uncleared swaps and security-based swaps. As a result, swap entities will be required to collect margin for transactions and positions in uncleared swaps and security-based swaps by financial end users. The new rules will become effective for end users on March 1, 2017. On February 13, 2017, the CFTC’s Division of Swap Dealer and Intermediary Oversight announced a grace period until September 1, 2017, to comply with the variation margin requirements for swaps that are subject to a March 1, 2017 compliance date. The effect of the regulations on us is not fully known at this time. However, these rules may increase the cost of our activity in uncleared swaps and security-based swaps to the extent we are determined to be a financial end user.
In December 2016, the CFTC reproposed rules that would set federal position limits for certain referenced contracts, and issued final rules on aggregation among entities under common ownership or control, for position limits on certain futures and options contracts that would apply to the proposed position limits on referenced contracts. It is possible that the CFTC could propose to expand such requirements to other types of contracts in the future. If any when enacted, the proposal could affect our ability and the ability for our funds to enter into derivatives transactions.
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
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. Federal bank regulatory authorities and the SEC have proposed a rule to implement the law that generally (1) prohibits incentive-based payment arrangements that are determined to encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (2) requires those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate Federal regulator. The Dodd-Frank Act also requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the contingent repayment obligations of related incentive compensation from current and former executive officers. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.
The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.
The SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150.0 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and requires a significant amount of attention and time to be spent by our personnel.

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the Council and the Federal Reserve. On February 3, 2017, President Trump signed an executive order addressing regulation of the U.S. financial system. The order purports to give the Department of the Treasury the authority to restructure major provisions of the Dodd-Frank Act. The ultimate impact of this order and its implementation on existing and proposed regulations under the Dodd-Frank Act and other rules and regulations applicable to the U.S. financial system are uncertain; however, such impact could be material to our industry, business and operations.
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
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Ares Management Limited and Ares Management UK Limited are subject to regulation by the FCA. Ares European Loan Management LLP, which is not a subsidiary, but in which we are indirectly invested and which procures certain services from Ares Management Limited, is also subject to regulation by the FCA. In some circumstances, Ares Management Limited, Ares Management UK Limited, Ares European Loan Management LLP and other Ares entities are or become subject to UK or EU laws, for instance in relation to marketing our funds to investors in the EEA.
European Union legislation could impact our business in the United Kingdom and in other EEA member states where we have operations. The following measures are of particular relevance to our business.
In March 2013, the predecessor regulator to the FCA published the final rules for the FCA’s regulation and supervision of the LIBOR. In particular, the FCA’s LIBOR rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. These requirements may cause LIBOR to be more volatile than it has been in the past, which may adversely affect the value of investments made by our funds. On February 3, 2014, ICE Benchmark Administration Limited took responsibility for administering LIBOR, following regulatory authorization by the FCA.
The Benchmarks Regulation entered into force on June 30, 2016. It aims to introduce a common framework and consistent approach to benchmark regulation across the EU by regulating producers, contributors to and users of benchmarks. The Benchmarks Regulation will replace the current UK framework regulating LIBOR and other specified benchmarks, notably the EURIBOR. Certain requirements of the Benchmarks Regulation have already entered into force, but the majority will apply beginning January 1, 2018. Although there are measures in the Benchmarks Regulation which are designed to prevent certain benchmarks from being undermined by a material reduction of benchmark contributors, it is not yet clear how successful these will be. The Benchmarks Regulation may therefore lead to unpredictable developments in relation to LIBOR and certain other benchmarks, which could affect the value of investments made by our funds.
The Directive and CRD IV could restrict the ability of banks and alternative investment funds (“AIFs”) managed in the EU to invest in securitization vehicles including collateralized loan obligations operated by us unless either the “originator”, “original lender” or “sponsor” (as those terms are defined in the legislation) retains a prescribed interest in the securitization concerned. Where such securitization arrangements are managed by Ares affiliated undertakings, this risk retention requirement will, at present, need to be held by an appropriately (EU) authorized and regulated entity affiliated with us (i.e., as “sponsor”). The holding of that retention on our affiliate’s balance sheet is likely to increase that entity’s regulatory capital requirement and will accordingly adversely affect return on equity. In September 2015, the European Commission published proposals for a new securitization regulation as part of the Securitisation Regulation. The text of the Securitisation Regulation continues to be negotiated and no single compromise text yet exists. Measures likely to be included in the final text include a proposal for a new "direct approach" to securitization retention requirements for lenders, originators and sponsors, placing them under a direct obligation to hold the retention slice (rather than creating an indirect obligation through increased capital requirements for EU investors in non-

compliant securitizations). There is also likely to be new investor transparency requirements which would require additional information to be disclosed to investors. Compliance with the proposed new requirements in the securitization regulation may result in us incurring material costs.
The EU Regulation on OTC derivative transactions, central counterparties and trade repositories (commonly known as EMIR) will require the mandatory clearing of certain OTC derivatives through central counterparties. Beginning June 21, 2017, this mandatory clearing obligation will begin to apply to certain Ares-affiliated undertakings that enter into an eligible derivative transaction with another financial counterparty or a non-financial counterparty whose OTC derivative exposures exceed a prescribed clearing threshold, although the implementation of this requirement may be subject to a delay. EMIR will further require certain Ares-affiliated undertakings to provide margin in respect of OTC derivative transactions that are not cleared by a central counterparty by March 1, 2017. EMIR does not have a material impact on Ares-affiliated undertakings at present, although as these implementation dates are reached the cost of complying with the requirements is likely to increase.
On January 29, 2014, the European Commission published a proposal for a new regulation dealing with structural measures to improve the resilience of EU credit institutions, known as the Banking Structural Regulation. Provisions in the proposed regulation would prohibit systemically important EU banks from acquiring, owning, sponsoring or having an exposure to an AIF, unless that AIF is unleveraged, closed-ended and either established in the EEA or, if it is not established in the EEA, marketed in the EEA. There has been considerable political disagreement in relation to the legislative proposals and the precise scope of this proposed regulation and its timescale for coming into force is currently uncertain. However, the European Parliament and European Council are aiming to seek political agreement during 2017. The final proposals, if adopted, may affect our ability to raise capital in our funds from EU banks.
On December 14, 2015, the European Banking Authority published guidelines which are relevant to, amongst other things, EU banks' exposures to shadow banking entities. These guidelines have applied since January 1, 2017. The definition of shadow banking entity is extremely wide and could potentially catch a number of different entities, including investment funds and securitization vehicles. AIFs are excluded from the definition of a shadow banking entity unless they: (1) deploy leverage within the meaning of the Directive on a substantial basis; or (2) are permitted to originate loans or purchase third party lending exposures onto their balance sheet pursuant to the relevant fund rules or constitutional documents. These guidelines may affect our ability to raise capital in certain of our funds from EU banks.
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
Alternative Investment Fund Managers Directive
The Directive was enacted in July 2011 and took effect on July 22, 2013. The Directive applies to (1) AIFMs established in the EEA that manage EEA or non-EEA AIFs, (2) non-EEA AIFMs that manage EEA AIFs and (c) non-EEA AIFMs that market their AIFs to professional investors within the EEA.
Beginning July 22, 2013, the Directive imposed new operating requirements the categories of AIFMs listed in (1) and (2) in the paragraph above. In addition, each of the AIFMs identified in (1), (2) and (3) of the paragraph above will need to comply with the Directive’s disclosure and transparency requirements when seeking to market within the EEA and, in the case of non-EEA AIFMs seeking to market under jurisdiction specific private placement regimes, additional jurisdiction specific requirements where these exist (e.g., appointing a depositary).
The full scope of the Directive may also be extended on a jurisdiction-by-jurisdiction basis to non-EEA AIFMs that wish to market an AIF within the EEA pursuant to a pan-European marketing passport. In July 2016, the ESMA published advice to

EU institutions on extending the passport to certain non-EU jurisdictions. This included positive assessments in respect of extending the passport under the Directive to five non-EEA jurisdictions, which notably did not include the United States or the Cayman Islands. ESMA expressed a qualified assessment in respect of the United States due to concerns about reciprocity of market access. ESMA gave no assessment in respect of the Cayman Islands. The European Commission was expected and arguably required to publish legislation before the end of October 2016 setting a date for the pan-European marketing passport to be made available, at least in respect of the five non-EEA jurisdictions it had assessed positively. It did not publish this legislation in 2016 and, due to a number of reasons, it is unclear when legislation will be implemented to develop the non-EEA AIFM passport.
Certain of the jurisdiction specific private placement regimes may cease to exist when the non-EEA AIFM passport becomes available. This development could have a negative impact on our ability to raise capital from EEA investors if, for example, a jurisdiction specific private placement regime ceases to operate and the non-EEA AIFM passport is not made available to United States AIFMs.
The operating requirements imposed by the Directive include, amongst other things, rules relating to the remuneration of certain personnel, minimum regulatory capital requirements, restrictions on the use of leverage, restrictions on early distributions relating to portfolio companies (so-called “asset stripping rules”), disclosure and reporting requirements to both investors and home state regulators, the independent valuation of an AIF’s assets and the appointment of an independent depository to hold assets. As a result, the Directive increases the regulatory burden and the cost of doing business for Ares Management UK Limited and, to a more limited extent, non-EEA AIFMs which market non-EEA AIFs under EEA private placement regimes. This potentially disadvantages our funds as investors in private companies located in EEA member states when compared to non-AIF/AIFM competitors that may not be subject to the requirements of the Directive, thereby potentially restricting our funds’ ability to invest in such companies.
The Directive allows AIFMs to invest in securitizations on behalf of the alternative investment funds they manage, only if the originator, sponsor or original lender for the securitization has explicitly disclosed that it will retain, on an ongoing basis, a material net economic interest of not less than 5% of the nominal value of the securitized exposures or of the tranches sold to investors and certain due diligence undertakings are made. AIFMs that discover after the assumption of a securitization exposure that the retained interest does not meet the requirements, or subsequently falls below 5% of the economic risk, are required to take such corrective action as is in the best interests of investors. It remains to be seen how AIFMs will address requirement in practice should these circumstances arise. These requirements, along with other changes to the regulation or regulatory treatment of securitizations, may negatively affect the value of investments made by our funds.
The Directive could also limit our operating flexibility and our investment opportunities, as well as expose us and/or our funds to conflicting regulatory requirements in the United States (and elsewhere).
Solvency II
Solvency II sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities and introduces a risk-based assessment of those liabilities. Solvency II came into force on January 1, 2010 but was only required to be implemented by firms on January 1, 2016. There are also a number of transitional provisions designed to avoid market disruption. Solvency II imposes, amongst other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, Solvency II could have an adverse indirect effect on our businesses by, amongst other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. The final details and requirements of the subsidiary regulations pursuant to Solvency II remain uncertain and are subject to change as a result of enactment both of related EU legislation, guidelines and national implementing legislation in EEA member states.
MiFID II
The recast Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation (collectively referred to as MiFID II) will come into effect beginning January 3, 2018. MiFID II will amend the existing MiFID regime and, amongst other requirements, will introduce new organizational and operational requirements for investment firms in the EEA. Compliance with these new rules may require updates to existing procedures, systems and controls and the development of new internal systems, which may include substantial automated and electronic systems, and is likely to involve material costs to the business.

The recent vote in the UK to exit from the EU could adversely affect our business and our operations.

The recent vote by the electorate in a referendum in the UK to exit from the EU (referred to as “Brexit”) could disrupt our business and operations, including the liquidity and value of our investments. Since its announcement, Brexit has caused significant geo-political uncertainty and market volatility in the UK and elsewhere. Although the referendum is non-binding, the UK’s leadership has indicated that it expects Brexit to be passed into law and to commence negotiations with the EU to determine the future terms, including with respect to trade, of the UK’s ongoing relationship with the EU. These negotiations are expected to take a number of years, which could prolong the related uncertainty and volatility, which among other things, could affect the pace of capital deployment and investment realizations.

Depending on the outcome of these negotiations, the UK could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, which could have a material adverse effect on our operations and the operations of our portfolio companies. For example, a decline in trade could affect the attractiveness of the UK as a global investment center and, as a result, could make doing business in Europe more difficult. In addition, our current and prospective funds could lose their AIFMD marketing passport, which provides them the license to market funds across borders within the single EU market without obtaining local regulatory approval. The movement of capital and the mobility of personnel may also be restricted. These and other by-products of Brexit, such as the tightening of credit in the UK commercial real estate market, may also increase the costs of having operations, conducting business and making investments in the UK and Europe. As a result, the performance of our funds which are focused on investing in the UK and to a lesser extent across Europe, such as certain funds in our Credit and Real Estate Groups may be disproportionately affected compared to those funds that invest more broadly across global geographies or are focused on different regions.

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

Further, the UK’s determination as to which, if any, EU laws to repeal, retain, replace or replicate upon its exit from the EU could exacerbate the uncertainty and result in divergent national laws and regulations. Changes to the regulatory regimes in the UK or the EU and its member states could materially affect our business prospects and opportunities and increase our costs. In addition, Brexit could potentially disrupt the tax jurisdictions in which we operate and affect the tax benefits or liabilities in these or other jurisdictions in a manner that is adverse to us and/or our funds. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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
The timing and amount of performance fees generated by our funds is uncertain and contributes to the volatility of our results. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could increase the volatility of our results.
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

With respect to our funds that pay an incentive fee, the incentive fee is generally paid annually. In many cases, we earn this incentive fee only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. Some of our funds also have “high water marks”. If the high water mark for a particular fund is not surpassed, we would not earn an incentive fee with respect to that fund during a particular period even if the fund had positive returns in such period as a result of losses in prior periods. If the fund were to experience losses, we would not be able to earn an incentive fee from such fund until it surpassed the previous high water mark. The incentive fees we earn are, therefore, dependent on the net asset value of our fund investments, which could lead to significant volatility in our results. Finally, the timing and amount of incentive fees generated by our closed-end funds are uncertain and will contribute to the volatility of our net income. Incentive fees depend on our closed-end funds’ investment performance and opportunities for realizing gains, which may be limited.
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
In recent years, the U.S. Department of Justice and the Commission have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom significantly expanded the reach of its anti-bribery law with the creation of the U.K. Bribery Act of 2010 (the “UK Bribery Act”). The UK Bribery Act prohibits companies that conduct business in the United Kingdom and their employees and representatives from giving, offering or promising bribes to any person, including non-UK government officials, as well as requesting, agreeing to receive or accepting bribes from any person. Under the UK Bribery Act, companies may be held liable for failing to prevent their employees and associated persons from violating the UK Bribery Act. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and UK Bribery Act, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the UK Bribery Act or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common units.
In addition, we could be adversely affected as a result of actual or alleged misconduct by personnel of portfolio companies, properties or projects in which our funds invest. For example, failures by personnel at our portfolio companies, properties or projects to comply with anti-bribery, trade sanctions, Federal Energy Regulatory Commission or Environmental Protection Agency regulations or other legal and regulatory requirements could expose us to litigation or regulatory action and otherwise adversely affect our businesses and reputation. Such misconduct could negatively affect the valuation of a fund’s investments and consequently affect our funds’ performance and negatively impact our businesses.
Our use of leverage to finance our businesses exposes us to substantial risks.
As of December 31, 2016, we had no borrowings outstanding under our credit facility (the “Credit Facility”) and $244.7 million aggregate principal amount of senior notes outstanding. We may choose to finance our businesses operations through further borrowings under the Credit Facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed below under “-Risks Related to Our Funds-Dependence on significant leverage in investments by our funds subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments.” The occurrence of any of these risks could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which would cause the interest rate applicable to borrowings under the Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. Furthermore, our Credit Facility and the indenture governing our senior notes contain certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
Borrowings under the Credit Facility will mature in February 2022 (maturity date was extended as of February 24, 2017) and the senior notes mature in October 2024. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing unitholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to our common unitholders. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Credit Facility are LIBOR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings have not been hedged into fixed rates.
The risks related to our use of leverage may be exacerbated by our funds’ use of leverage to finance investments. See “-Risks Related to Our Funds-Dependence on significant leverage in investments by our funds subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of returns on those investments.”
Operational risks may disrupt our businesses, result in losses or limit our growth.
We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for in our funds. In particular, our Credit Group, and to a lesser extent our Private Equity Group, are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products.
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

Furthermore, our headquarters and a substantial portion of our personnel are located in Los Angeles. An earthquake or other disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications, our internal human resources systems or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse effect on our ability to continue to operate our businesses without interruption. Although we have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, causing our business and results of operations to suffer. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted securities measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Our funds’ portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.
Cybersecurity has become a top priority for regulators in the U.S. and around the world. For example, the Commission has announced that one of the 2017 examination priorities for the Office of Compliance Inspections and Examinations’ is on investment firms’ cybersecurity procedures and controls. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.
Risks Related to Our Funds
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our common units.
The historical performance of our funds is relevant to us primarily insofar as it is indicative of performance fees we have earned in the past and may earn in the future and our reputation and ability to raise new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on our common units. Therefore, holders of our common units should not conclude that positive performance of the funds we advise will necessarily result in positive returns on an investment in common units. However, poor performance of the funds we advise would likely cause a decline in our revenues and would therefore likely have a negative effect on our operating results and returns on our common units. An investment in our units is not an investment in any of our funds. Also, there is no assurance that projections in respect of our funds or unrealized valuations will be realized.
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
Many of the investments in our funds are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate, or an independent third party’s estimate, of their fair value as of the date of determination, which often involves significant subjectivity. There is no single standard for determining fair value in good faith and in many cases fair value is best expressed as a range of fair values from which a single estimate may be derived. We estimate the fair value of our investments based on third-party models, or models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, the timing of and the estimated proceeds from expected financings, some or all of which factors may be ascribed more or less weight in light of the particular circumstances. The actual results related to any particular investment often vary materially as a result of the inaccuracy of these estimates and assumptions. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
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
In addition, the values of our investments in publicly traded assets are subject to significant volatility, including due to a number of factors beyond our control. These include actual or anticipated fluctuations in the quarterly and annual results of these companies or other companies in their industries, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, changes in industry conditions or government regulations, changes in management or capital structure and significant acquisitions and dispositions. Because the market prices of these securities can be volatile, the valuations of these assets change from period to period, and the valuation for any particular period may not be realized at the time of disposition. In addition, because our funds often hold large positions in their portfolio companies, the disposition of these securities often is delayed for, or takes place over, long periods of time, which can further expose us to volatility risk. Even if we hold a quantity of public securities that may be difficult to sell in a single transaction, we do not discount the market price of the security for purposes of our valuations.
Although we frequently engage independent third parties to perform the foregoing valuations, the valuation process remains inherently subjective for the reasons described above.
If we realize value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, we would suffer losses in the applicable fund. This could in turn lead to a decline in asset management fees and a loss equal to the portion of the performance fees from affiliates reported in prior periods that was not realized upon disposition. These effects could become applicable to a large number of our investments if our estimates and assumptions used in estimating their fair values differ from future valuations due to market developments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis” for information related to fund activity that is no longer consolidated. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in difficulties in raising additional investments.
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
Cyclicality is important to our businesses. Weak economic environments have often provided attractive investment opportunities and strong relative investment performance. For example, the relative performance of our high yield bond strategy has typically been strongest in difficult times when default rates are highest, and our distressed debt and control investing funds have historically identified investment opportunities during downturns in the economy when credit is not as readily available. Conversely, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market to sustain our businesses and generate attractive risk-adjusted returns over extended periods. Any prolonged economic expansion or recession could have an adverse impact on certain of our funds and materially affect our ability to deliver attractive investment returns or generate incentive or other income.
Dependence on significant leverage in investments by our funds subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments.
Some of our funds and their investments rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. In 2015 and again in 2016, interest rates increased and the credit markets tightened, decreasing the availability of leverage and the attractiveness of the terms on which we, our funds and our portfolio companies were able to obtain debt financing. A protracted economic downturn could adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real estate assets transactions.
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Future increases in interest rates could also make it more difficult to locate and consummate investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital or their ability to benefit from a higher amount of cost savings following the acquisition of the asset. In addition, a portion of the indebtedness used to finance investments often includes high yield debt securities issued in the capital markets. Availability of capital from the high yield debt markets is subject to significant volatility, and there may be times when we are unable to access those markets at attractive rates, or at all, when completing an investment. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes under current law, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our businesses and financial results. See “-Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.”
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
Our funds may choose to use leverage as part of their respective investment programs and certain funds, particularly in our Credit Group, regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. In addition, as a business development company registered under the Investment Company Act, ARCC is permitted to incur indebtedness or issue senior securities only in amounts such that its asset coverage ratio equals at least 200% after each such issuance or issuance. ARCC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from such registration is available. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our private equity funds, to dispose of these investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability of the portfolio company in which such investment is held to complete an initial public offering. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial period of time. Moreover, because the investment strategy of many of our funds, particularly our Private Equity Group funds, often entails our having representation on our funds’ public portfolio company boards, our funds can effect such sales only during limited trading windows, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. In addition, our Credit Group funds may hold investments in portfolio companies of such Private Equity Group funds on which we have board representation and be restricted for extended periods of time from selling their investments. As such, we may fail to realize any profits from our investments in the funds that hold these securities for a considerable period of time or at all, and we may lose some or all of the principal amount of our investments.
Certain of our funds utilize special situation and distressed debt investment strategies that involve significant risks.
Certain of the funds in our Credit and Private Equity Groups invest in obligors and issuers with weak financial conditions, poor operating results, substantial financing needs, negative net worth and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly traded securities, and are subject to significant uncertainty in general if they are not publicly traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us.

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
Our funds may be unable to deploy capital at a steady and consistent pace, which could have an adverse effect on our results of operations and future fundraising.

The pace and consistency of our funds’ capital deployment has been, and may in the future continue to be, affected by a range of factors, primarily market conditions and regulatory developments, that are beyond our control. For example, in 2016 our corporate Private Equity Group funds deployed less capital than in prior years as they exercised patience amid elevated purchase price multiples. During the same period, our AUM not yet earning fees, which we refer to as our “shadow” AUM, increased due to ongoing fundraising. While this “shadow” AUM represents significant future fee-earning potential, our inability to deploy this capital on the timeframe we expect, or at all, and on terms that we believe are attractive, would reduce or delay the management and performance fees that we would otherwise expect to earn on this capital. Any such reduction or delay would impair our ability to offset investments in additional resources that we often make to manage new capital, including hiring additional professionals. Moreover, we could be delayed in raising successor funds. The impact of any such reduction or delay would be particularly adverse with respect to funds where management fees are paid on invested capital. Any of the foregoing could have a material adverse effect on our results of operations and growth.
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
Our performance and the performance of our funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. The credit crisis between mid-2007 and the end of 2009 caused significant fluctuations in the value of securities held by our funds and the recent global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although the U.S. economy has registered seven consecutive years of growth in real GDP, there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation or deflation and high debt levels, both public and private. These factors and other general economic trends are likely to affect the performance of portfolio companies in many industries and, in particular, industries that anticipated that the GDP in developed economies would quickly return to pre-crisis trend. The performance of our funds, and our performance, may be adversely affected if our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends.
The performance of our investments with underlying exposure to the commodities markets is also subject to a high degree of business and market risk, as it is dependent upon prevailing prices of commodities such as oil, natural gas and coal. Prices for oil and natural gas, for example, are subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments with underlying exposure to the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments. Declining global commodity prices have impacted the value of securities held by our funds. Continued volatility could result in lower returns than we anticipated at the time certain of our investments were made.
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
We may need to pay "clawback or contingent repayment" obligations if and when they are triggered under the governing agreements with our funds.
Generally, if at the termination of a fund (and increasingly at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback" or contingent repayment obligation. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2016, 2015 and 2014, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. At December 31, 2016, 2015 and 2014, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $418.3 million, $322.2 million and $295.7 million, respectively, of which approximately $323.9 million, $247.9 million and $239.3 million, respectively, is reimbursable to the Company by certain professionals. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, if a recipient does not fund his or her respective share of a contingent repayment obligation, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contingent Obligations,” Note 2 “Summary of Significant Accounting Policies” and Note 13 “Commitments and Contingencies” to the consolidated financial statements appearing elsewhere in this report.
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
The governing agreements of many of our funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund or terminate the fund, including in certain cases without cause by a simple majority vote. Any such removal or dissolution could result in a cessation in management fees we would earn from such funds and/or a significant reduction in the expected amounts of performance fees or carried interest from those funds. Performance fees or carried interest could be significantly reduced as a result of our inability to maximize the value of investments by a fund during the liquidation process or in the event of the triggering of a “contingent repayment" obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up.
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
Although real estate values have generally rebounded with the rest of the economy, other than certain high profile assets in the best markets, various factors could halt or limit a recovery in the housing market.
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

The energy companies in which certain of our funds invest have been and will be negatively impacted by material declines in energy related commodity prices and are subject to other risks, including among others, supply and demand risk, operational risk, regulatory risk, depletion risk, reserve risk and catastrophic event risk. Commodity prices fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand, levels of domestic production and international production, policies implemented by the Organization of Petroleum Exporting Countries, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems.
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

We believe that we are engaged primarily in the business of providing investment management services and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Furthermore, we have no material assets other than interests in certain direct and indirect wholly owned subsidiaries (within the meaning of the Investment Company Act), which in turn have no material assets other than partnership units in the Ares Operating Group entities. These wholly owned subsidiaries are the general partners of certain of the Ares Operating Group entities and are vested with all management and control over such Ares Operating Group entities. We do not believe that the equity interests of Ares Management, L.P. in its wholly owned subsidiaries or the partnership units of these wholly owned subsidiaries in the Ares Operating Group entities are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of Ares Management, L.P.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that Ares Management, L.P. is an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.
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
Our general partner manages all of our operations and activities. On January 31 of each year, our general partner will determine whether the total voting power held collectively by (i) holders of the special voting units in Ares Management, L.P. (including our general partner, members of Ares Partners Holdco LLC and their respective affiliates), (ii) then-current or former Ares personnel (including indirectly through related entities) and (iii) Ares Owners Holdings L.P. is at least 10% of the voting power of the outstanding voting units of Ares Management, L.P. (the “Ares control condition”). For purposes of determining whether the Ares control condition is satisfied, our general partner will treat as outstanding, and as held by the foregoing persons, all voting units deliverable to such persons pursuant to equity awards granted to such persons. If the Ares control condition is satisfied, the board of directors of our general partner has no authority other than that which its member chooses to delegate to it. If the Ares control condition is not satisfied, the board of directors of our general partner will be responsible for the oversight of our business and operations. See “Item 10. Directors, Executive Officers and Corporate Governance-Limited Powers of Our Board of Directors.”
Unlike the holders of common stock in a corporation, our common unitholders have limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless the Ares control condition is not satisfied. For so long as the Ares control condition is satisfied, our general partner’s board of directors will be elected in accordance with its limited liability company agreement, which provides that directors may be appointed and removed by Ares Partners Holdco LLC, the member of our general partner. Ares Partners Holdco LLC is owned by the Holdco Members and managed by a board of managers, which is composed of Messrs. Arougheti, de Veer, Kaplan, Ressler and Rosenthal (the “Managers”). Decisions by the board of managers generally are made by a majority of the Managers, which majority, subject to a minimum ownership requirement, must include Antony P. Ressler. As a result, our common unitholders have limited ability to influence decisions regarding our businesses.
The Holdco Members will be able to determine the outcome of those few matters that may be submitted for a vote of our common unitholders.
Ares Voting LLC, an entity wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by the Holdco Members, holds a special voting unit that provides it with a number of votes, on any matter that may be submitted for a vote of our common unitholders (voting together as a single class on all such matters), that is equal to the aggregate number of Ares Operating Group Units held by the limited partners of the Ares Operating Group entities that do not hold a special voting unit. The Holdco Members, through Ares Owners Holdings L.P. and the special voting unit held by Ares Voting LLC, hold approximately 72.13% of the voting power of Ares Management, L.P. Accordingly, the Holdco Members have sufficient voting power to determine the outcome of those few matters that may be submitted for a vote of our common unitholders.
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
As a result of these matters and the provisions referred to under “-Our common unitholders do not elect our general partner or, except in limited circumstances, vote on our general partner’s directors and have limited ability to influence decisions regarding our businesses,” our common unitholders may be deprived of an opportunity to receive a premium for their common units in the future through a sale of Ares Management, L.P., and the trading prices of our common units may be adversely affected by the absence or reduction of a takeover premium in the trading price.
Potential conflicts of interest may arise among our general partner, its affiliates or associates and us. Our general partner and its affiliates and associates have limited fiduciary duties to us and our preferred and common unitholders, which may permit them to favor their own interests to the detriment of us and our preferred and common unitholders.
Conflicts of interest may arise among our general partner or its affiliates or associates, on the one hand, and us or our preferred and common unitholders, on the other hand. As a result of these conflicts, our general partner, which is wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by Holdco Members, may favor its own interests and the interests of its affiliates or associates (including the Holdco Members) over our interests or the interests of our preferred and common unitholders. These conflicts include, among others, the following:

•
our general partner determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional partnership interests and amounts of reserves, each of which can affect the amount of cash that is available for distribution to our common unitholders;

•
our general partner, in resolving conflicts of interest, is entitled to take into account only such factors as it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances, which may include factors affecting parties other than us and our preferred and common unitholders (including the Holdco Members), which has the effect of limiting its duties (including fiduciary duties) to us and our preferred and common unitholders. For example, our subsidiaries that serve as the general partners of our funds have fiduciary and contractual obligations to the investors in those funds, as a result of which we expect to regularly take actions in a manner consistent with such duties and obligations but that might adversely affect our results of operations or cash flow;

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

•
other than as set forth in the fair competition, non-solicitation and confidentiality agreements to which the Holdco Members are subject, which may not be enforceable, affiliates of our general partner and existing and former personnel employed by our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us;

•
our general partner and its affiliates and associates have limited their liability and reduced or eliminated their duties (including fiduciary duties) under our partnership agreement, while also restricting the remedies available to our preferred and common unitholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our general partner and its affiliates and associates (including the Holdco Members) to the fullest extent permitted by law, except with respect to conduct involving bad faith or criminal intent. By purchasing our preferred and common units, holders of our preferred and common units have agreed and consented to the provisions set forth in our partnership agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law;

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
See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Our partnership agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our general partner and its affiliates and associates and limit remedies available to preferred and common unitholders for actions that might otherwise constitute a breach of duty. It is difficult for a preferred and common unitholder to successfully challenge a resolution of a conflict of interest by our general partner or by its conflicts committee.
Our partnership agreement contains provisions that waive or consent to conduct by our general partner or its affiliates or associates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our partnership agreement provides that when our general partner is acting in its individual capacity, as opposed to in its capacity as our general partner, it or any of its affiliates or associates causing it to do so may act without any duties (including fiduciary duties) or obligations to us or our preferred and common unitholders whatsoever. When our general partner, in its capacity as our general partner, is permitted to or required to make a decision in its “sole discretion” or “discretion” or under a grant of similar authority or latitude or pursuant to any provision not subject to an express standard of “good faith,” then our general partner is entitled to consider only such interests and factors as it desires, including its own interests or the interests of the Holdco Members, and has no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any preferred and common unitholders and is not subject to any different standards imposed by our partnership agreement, or otherwise existing at law, in equity or otherwise. These provisions are expressly permitted by Delaware law. Unless our general partner breaches its obligations pursuant to our partnership agreement, we and our preferred and common unitholders do not have any recourse against our general partner even if our general partner were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of our partnership agreement, our partnership agreement provides that our general partner and its members, managers, officers and directors will not be liable to us or our preferred and common unitholders for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or its members, managers, officers or directors acted in bad faith or with criminal intent. These modifications are detrimental to the preferred and common unitholders because they restrict the remedies available to preferred and common unitholders for actions that without those limitations might constitute breaches of duty (including fiduciary duty).
Whenever a potential conflict of interest exists between us, any of our subsidiaries or any of our partners and our general partner or its affiliates or associates, our general partner may resolve such conflict of interest in good faith. If our general partner subjectively believes that its resolution of the conflict of interest is not opposed to our best interests, then it will be conclusively deemed that its resolution was made in good faith and will not be a breach of our partnership agreement or any duty. A preferred or common unitholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
Also, if our general partner obtains the approval of its conflicts committee or a majority of the voting units, the resolution will be conclusively deemed approved by us and our preferred and common unitholders and not a breach of our partnership agreement (or any agreement referred to therein) or of any duties that our general partner or its affiliates or associates may owe to us or our preferred and common unitholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Preferred and common unitholders are treated as having consented to the provisions set forth in our partnership agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, preferred and common unitholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States to International Financial Reporting Standards may strain our resources and increase our annual expenses.
As a public entity, the SEC may require in the future that we report our financial results under International Financial Reporting Standards (“IFRS”) instead of under GAAP. IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board and are more focused on objectives and principles and less reliant on detailed rules than GAAP. Today, there remain significant and material differences in several key areas between GAAP and IFRS which would affect us. Additionally, GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects of us and our operations, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.
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
Our ability to pay distributions to our common unitholders may be limited by our holding partnership structure, applicable provisions of Delaware law and contractual restrictions or obligations.
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

Because our direct subsidiary, Ares Holdings, Inc. (“AHI”), is taxable as a U.S. corporation for U.S. federal income tax purposes and is subject to entity-level income taxes and may be obligated to make payments under the tax receivable agreement, the amounts ultimately distributed by Ares Management, L.P. to common unitholders are generally expected to be less, on a per unit basis, than the amounts distributed by the Ares Operating Group to the holders of Ares Operating Group Units in respect of their Ares Operating Group Units. In addition, each Ares Operating Group entity has issued a series of preferred units (“GP Mirror Units”) with economic terms designed to mirror those of the Series A Preferred Units. The GP Mirror Units pay the same 7.00% rate per annum to our wholly owned subsidiaries, including AHI, that we pay on our Series A Preferred Units. Although income allocated in respect of distributions on the GP Mirror Units made to AHI is subject to tax, cash distributions to holders of Series A Preferred units will not be reduced on account of any income taxes owed by AHI.
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
The holders of Ares Operating Group Units, subject to any applicable transfer restrictions and other provisions, may, on a quarterly basis, from and after May 7, 2016 (the second anniversary of the date of the closing of our initial public offering) (subject to the terms of the exchange agreement), exchange their Ares Operating Group Units for our common units on a one-for-one basis (provided that Alleghany may exchange up to half of its Ares Operating Group Units from and after the first anniversary of our initial public offering and former employees of EIF and their related parties are entitled to exchange all of their Ares Operating Group Units) or, at our option, for cash. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in each of the three Ares Operating Group entities to effect an exchange for a common unit of Ares Management, L.P. Subsequent exchanges are expected to result in increases (for U.S. federal income tax purposes) in the tax basis of the tangible and intangible assets of the relevant Ares Operating Group entity. These increases in tax basis generally will increase (for U.S. federal income tax purposes) depreciation and amortization deductions and potentially reduce gain on sales of assets and, therefore, reduce the amount of tax that Ares Management, L.P.’s direct subsidiaries that are taxable as corporations for U.S. federal tax purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future, although the IRS may challenge all or part of these deductions and tax basis increases, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with certain direct and indirect holders of AOG Units (the “TRA Recipients”) that provides for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of increases in tax basis and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The payments our corporate taxpayers may make to the TRA Recipients could be material in amount and we may need to incur debt to finance payments under the tax receivable agreement if our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. Assuming that the market value of a common unit were to be equal to $19.20 per common unit, which is the closing price per common unit as of December 31, 2016, and that LIBOR were to be 1.25%, we estimate that the aggregate amount of these termination payments would be approximately $642.0 million. The foregoing amount is merely an estimate and the actual payments could differ materially.
If the IRS were to challenge a tax basis increase (or the ability to amortize such increase), the TRA Recipients will not reimburse us for any payments previously made to them under the tax receivable agreement. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income. As a result, in certain circumstances, payments to the TRA Recipients under the tax receivable agreement could be in excess of the corporate taxpayers’ cash tax savings.
In addition, the tax receivable agreement provides that, upon a change of control, or if, at any time, the corporate taxpayer elects an early termination of the tax receivable agreement, the corporate taxpayer's obligations under the tax receivables agreement with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that the corporate taxpayer would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Ares Operating Group Units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Tax Receivable Agreement.”
Tax consequences to the direct and indirect holders of Ares Operating Group Units may give rise to conflicts of interests.
As a result of the tax gain inherent in our assets held by the Ares Operating Group at the time of this report, upon a realization event, certain direct and indirect holders of Ares Operating Group Units may incur different and potentially significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to such holders. As these direct and indirect holders will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets with unrealized built-in tax gains may also influence the timing and amount of payments that are received by the TRA Recipients (including, among others, the Holdco Members and other executive officers) under the tax receivable agreement. In general, we anticipate that earlier disposition of assets with unrealized built-in tax gains following such exchange will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets with unrealized built-in tax gains before an exchange generally will increase an exchanging holder’s tax liability without giving rise to any rights to any payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the TRA Recipients pursuant to the tax receivable agreement.
We are a limited partnership and as a result will qualify for and intend to rely on exceptions from certain corporate governance and other requirements under the rules of the NYSE.
We are a limited partnership and qualify for exceptions from certain corporate governance and other requirements of the rules of the NYSE. Pursuant to these exceptions, limited partnerships may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that (i) a majority of the board of directors of our general partner consist of independent directors, (ii) we have a nominating/corporate governance committee that is composed entirely of independent directors, (iii) we have a compensation committee that is composed entirely of independent directors and (iv) the compensation committee consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. In addition, we are not required to hold annual meetings of our common unitholders. We have availed ourselves of these exceptions. Accordingly, holders of our common units do not have the same protections afforded to equityholders of entities that are subject to all of the corporate governance requirements of the NYSE.

We are a Delaware limited partnership, and there are certain provisions in our partnership agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law in a manner that may be less protective of the interests of our unitholders.
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
Risks Related to Our Preferred and Common Units
The market price and trading volume of our common units may be volatile, which could result in rapid and substantial losses for our common unitholders.
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
As of December 31, 2016, our senior professional owners owned, indirectly, an aggregate of 117,928,313 Ares Operating Group Units. We have entered into an exchange agreement with the holders of Ares Operating Group Units so that such holders, subject to any applicable transfer and other restrictions, may up to four times each year from and after May 7, 2016 (the second anniversary of the date of our initial public offering) (subject to the terms of the exchange agreement) exchange their Ares Operating Group Units for our common units on a one-for-one basis (provided that Alleghany may exchange all of its Ares Operating Group Units from and after May 7, 2016), subject to customary conversion rate adjustments for splits, unit distributions and reclassifications, or, at our option, for cash. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in each of the three Ares Operating Group entities to effect an exchange for a common unit of Ares Management, L.P. The common units we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances.
Ares Owners Holdings L.P., ADIA and Alleghany (together with ADIA, the “Strategic Investors”) have the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act common units delivered in exchange for Ares Operating Group Units or common units of Ares Management, L.P. otherwise held by them. In addition, we may be required to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. Lastly, Ares Owners Holdings L.P. and the Strategic Investors will have the ability to exercise certain piggyback registration rights in respect of common units held by them in connection with registered offerings requested by other registration rights holders or initiated by us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Investor Rights Agreement.” See “Item 11. Executive Compensation-Director Compensation-Common Units and Ares Operating Group Units.” However, transfers may occur notwithstanding such restrictions pursuant to transactions or programs approved by our general partner.
Under our 2014 Equity Incentive Plan, we have granted options to purchase 24,835,227 common units and 4,936,051 restricted units to be settled in common units, which are subject to specified vesting requirements, to certain of our senior professionals. During the course of 2016, awards representing 2,367,560 common units were forfeited and became available for issuance under the 2014 Equity Incentive Plan. As of December 31, 2016, 30,397,280 additional common units were available for award under our 2014 Equity Incentive Plan. We have filed two registration statements and intend to file more registration statements on Form S-8 with the Commission covering the common units issuable under our 2014 Equity Incentive Plan. Subject to vesting and contractual lock-up arrangements (including through May 1, 2019 for restricted units granted in connection with our initial public offering.), upon effectiveness of the relevant registration statement on Form S-8, such common units are freely tradable.
In addition, our partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions determined by our general partner in its sole discretion without the approval of any limited partners. In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partnership interests that have certain designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to our common and Series A Preferred units. Similarly, the governing agreements of the Ares Operating Group entities authorize the direct subsidiaries of Ares Management, L.P. which are the general partners of those entities to issue an unlimited number of additional units of the Ares Operating Group entity with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Ares Operating Group Units, and which may be exchangeable for our common units.
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
Distributions on the Series A Preferred Units are discretionary and non-cumulative.

Distributions on the Series A Preferred Units are discretionary and non-cumulative. Holders of our Series A Preferred Units will only receive distributions when, as and if declared by the board of directors of our general partner. Consequently, if the board of directors of our general partner does not authorize and declare a distribution for a distribution period, holders of the Series A Preferred Units would not be entitled to receive any distribution for such distribution period, and such unpaid distribution will not be payable in such distribution period or in later distribution periods. We will have no obligation to pay distributions for a distribution period if the board of directors of our general partner does not declare such distribution before the scheduled record date for such period, whether or not distributions are declared or paid for any subsequent distribution period with respect to the Series A Preferred Units or any other preferred units we may issue. This may result in holders of the Series A Preferred Units not receiving the full amount of distributions that they expect to receive, or any distributions, and may make it more difficult to resell Series A Preferred Units or to do so at a price that the holder finds attractive. The board of directors of our general partner may, in its sole discretion, determine to suspend distributions on the Series A Preferred Units, which may have a material adverse effect on the market price of the Series A Preferred Units. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay distributions on the Series A Preferred Units. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.
Risks Related to Taxation
The U.S. Congress has considered legislative proposals that, if enacted, would subject us to U.S. federal income tax as a corporation on our net income which would materially increase our U.S. federal income tax liability, could materially reduce the amount available for distribution to unitholders and would materially alter the tax considerations in connection with an investment in, the ownership of and the disposition of our units.
On several occasions in recent years, the U.S. Congress has considered legislative proposals that, if enacted, would repeal the exception from taxation as a corporation currently available to certain publicly traded partnerships. Enactment of any such legislation likely would materially increase our entity-level tax liability, and therefore reduce amounts otherwise available for us to distribute to holders of our units. In addition, if we were treated as a corporation for U.S. federal income tax purposes, ownership of our units would have the same U.S. federal income tax considerations as ownership of stock of a corporation. As a result, any such proposal that is ultimately enacted into law would materially alter the U.S. federal income tax considerations in connection with an investment in, the ownership of and the disposition of our units. As of the date of this report, it is not possible to predict if, whether or when any proposal previously introduced, or a similar proposal, might be enacted, in what form or with what effective date. Investors should discuss with their own tax advisors the possibility that we might cease to be treated as a partnership for

U.S. federal income tax purposes and other possible changes in tax law.
Over the past several years, there have been legislative proposals that, if enacted, would tax certain unitholders with respect to certain of our income and gains at increased rates. If such legislation, or similar legislation, were to be enacted, a substantial portion of our income, as well as gain from the disposition of units, could be taxed at a higher rate to certain unitholders.
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
Some legislative and administrative proposals have provided that, for taxable years beginning after the date of enactment (or, in some cases, beginning ten years after the date of enactment), income derived with respect to carried interest would not meet the qualifying income requirements under publicly traded partnership rules. Therefore, if similar legislation is enacted, following such enactment (or such ten-year period), we would be precluded from qualifying as a partnership for U.S. federal income tax purposes. In addition, the IRS and the Treasury Department have issued proposed regulations that could have implications with respect to whether certain types of income inclusions under current anti-deferral regimes may consist of qualifying income to us, if the inclusion is not accompanied by an actual cash distribution. If we were taxed as a U.S. corporation, our effective tax rate would increase significantly. The federal statutory tax rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, unitholders could be subject to tax on our conversion into a corporation. As of the date of this report, it is not possible to predict whether or when any proposal previously introduced, or a similar proposal, might be enacted, in what form or with what effective date. If such proposals, or similar proposals, were to be enacted, the tax liability of certain of our unitholders could increase significantly and our ability to fund cash distributions could be reduced.
Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.
Most recently, members of Congress and the Trump administration have raised reform proposals that would dramatically change the U.S. federal tax system.  These proposals would meaningfully reduce individual and corporate tax rates and under one or more of those proposals, would convert the federal income tax system into a “destination-based cash flow” tax system, under which, net interest expense would not be deductible, investment in tangible property and intangible assets (other than land) would be immediately deductible, export revenue would not be taxable, and the cost of imports would not be deductible.  We cannot predict whether and to what extent these proposals, or any other legislative or administrative changes, if and when enacted, could affect the value of any investments made by us, and the tax consequences to us and our unitholders; however, such consequences could be significant.
Congress, HM Treasury, the OECD and other government agencies in jurisdictions where we and our affiliates invest or do business have maintained a focus on issues related to the taxation of businesses, including multinational entities. The OECD, which represents a coalition of member countries, has issued guidance through its BEPS project that contemplates changes to longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade and profits. On June 29, 2016, the Treasury Department and the IRS issued final regulations that would require the parent entity of certain U.S. multinational enterprise groups to file an annual report that would provide information on a country-by-country basis related to the group’s income and taxes paid. These changes in law or guidance and additional proposals for reform, if enacted by the United States or by other countries in which we or our affiliates invest or do business or, even if not enacted, could adversely affect our investment returns, including by increasing our tax compliance costs. Whether these or other proposals will be enacted by the United States or any foreign jurisdiction and in what form is unknown, as are the ultimate consequences of any such proposed legislation.
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of our unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Additionally, changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to satisfy the requirements for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our units. Additionally, our organizational documents and governing agreements permit our general partner to modify our partnership agreement from time to time, without the consent of our unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of our unitholders.
If, pursuant to the Bipartisan Budget Act of 2015 (the “2015 Act”), any audit by the IRS of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from us, in which case the cash available for distributions to our unitholders may be substantially reduced.
Under current law, when the IRS audits a partnership tax return, the IRS generally determines tax adjustments at the partnership level, but is required to collect any additional taxes, interest and penalties from each of the partners. The 2015 Act changed this procedure for partnership tax audits and audit adjustments for partnership returns for fiscal years beginning after December 31, 2017.
Pursuant to the 2015 Act, if any audit by the IRS of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from us. Generally, we will have the ability to collect such tax liability from our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will elect to do so or be able to do so under all circumstances. If we do not collect such tax liability from our unitholders in accordance with their interests in us in the tax year under audit, our available cash for quarterly distributions to current unitholders may be substantially reduced. Accordingly, our common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units during the tax year under audit.
    In January 2017, the IRS issued proposed regulations that implement the provisions of the 2015 Act. These regulations, however, have been withdrawn in response to a freeze on the publication of new regulations effected by the Trump administration.
If we were treated as a corporation for U.S. federal income tax or state tax purposes, then the amount available for distribution to our unitholders would be substantially reduced and the value of our units would be adversely affected.
An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership is a publicly traded partnership if interests in the entity are traded on an established securities market or interests in the entity are readily tradable on a secondary market or the substantial equivalent thereof, and we believe we are publicly traded for this purpose. However, a publicly traded partnership can avoid being treated as a corporation by satisfying the “Qualifying Income Exception,” which requires at least 90% of such entity’s gross income (determined under specific tax rules) for every taxable year that it is a publicly traded partnership consist of qualifying income (which generally includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income), and the entity must not be required to register under the Investment Advisers Act. We intend to manage our affairs so that we will meet the Qualifying Income Exception in 2017 and each succeeding taxable year to be treated as a partnership and not as a corporation for U.S. federal income tax purposes.
If we failed to meet the requirements described above and, as a result, we were treated as a corporation for U.S. federal income tax purposes in any taxable year, we would be subject to U.S. corporate income tax on our U.S. taxable income at regular corporate rates and our cash available for distribution would be reduced. Accordingly, our being treated as a corporation for U.S. federal income tax purposes could materially reduce our unitholders’ after-tax return and thus could substantially reduce the value of our units.
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
If the amount of distributions on the Series A Preferred Units is greater than our gross ordinary income, then the amount that a holder of Series A Preferred Units would receive upon liquidation may be less than the Preferred Unit Liquidation Value.
In general, to the extent of our gross ordinary income in any taxable year, we will specially allocate to the Series A Preferred Units items of our gross ordinary income in an amount equal to the distributions paid in respect of the Series A Preferred Units during the taxable year. Allocations of gross ordinary income will increase the capital account balance of the holders of the Series A Preferred Units. Distributions will correspondingly reduce the capital account balance of the holders of the Series A Preferred Units. So long as our gross ordinary income equals or exceeds the distributions paid to the holders of the Series A Preferred Units, the capital account balance of the holders of Series A Preferred Units will equal the sum of the $25.00 liquidation preference per Series A Preferred Unit and declared and unpaid distributions, if any, to, but excluding, the date we liquidate, dissolve or wind up (the “Preferred Unit Liquidation Value”) at the end of each taxable year. If the distributions paid in respect of the Series A Preferred Units during a taxable year exceed the amount of our gross ordinary income for such year, however, the capital account balance of the holders of the Series A Preferred Units will be reduced below the Preferred Unit Liquidation Value by the amount of such excess. In that event, to the extent of our gross ordinary income in any taxable year, we will allocate additional gross ordinary income in subsequent years until such excess is eliminated. If we were to have insufficient gross ordinary income to eliminate such excess, holders of Series A Preferred Units would be entitled, upon our liquidation, dissolution or winding up, to less than the Preferred Unit Liquidation Value. In addition, if we make additional allocations of gross ordinary income in a taxable year to eliminate such excess from prior years, the gross ordinary income allocated to holders of the Series A Preferred Units in such taxable year would exceed the distributions paid to the Series A Preferred Units during such taxable year. In such years, holders of Series A Preferred Units would recognize taxable income in excess of our cash distributions, which could give rise to a tax liability for such holders that must be satisfied from sources other than our cash distributions.
Unitholders will be subject to state and local taxes and return filing requirements as a result of owning our units.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes, that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our common unitholders do not reside in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns in some or all of these jurisdictions and may be required to pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of such common unitholder.
Certain of our businesses are held through entities treated as corporations for U.S. federal income tax purposes, which will reduce the amount available for distributions to holders of our common units in respect of such investments and could adversely affect the value of our common unitholders’ investment.
To comply with the publicly traded partnership rules under U.S. federal income tax law and other requirements, we hold our interest in certain of our businesses through AHI and Ares Offshore Holdings Ltd., which are treated as corporations for U.S. federal income tax purposes, and may hold additional interests in other businesses through other entities treated as corporations. Such corporations could be liable for significant U.S. federal income taxes and applicable state and local taxes that would not otherwise be incurred, which could reduce the amount of cash available for distributions to holders of our common units and adversely affect the value of their investment.
In addition, the GP Mirror Units pay the same 7.00% rate per annum to our wholly owned subsidiaries, including AHI, that we pay on our Series A Preferred Units. Although income allocated in respect of distributions on the GP Mirror Units made to AHI is subject to tax, cash distributions to holders of Series A Preferred units will not be reduced on account of any income taxes owed by AHI.

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
Because we do not intend to make, or cause to be made, an otherwise available election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Ares Operating Group entities, a holder of units could be allocated more taxable income in respect of those units prior to disposition than if we had made such an election.

We have not made and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to us or Ares Investments L.P. If no such election is made, there generally will be no adjustment to the basis of the assets of Ares Investments L.P. upon our acquisition of interests in Ares Investments L.P., or to our assets or to the assets of Ares Investments L.P. upon a subsequent transferee’s acquisition of units from a prior holder of such units, even if the purchase price for those interests or units, as applicable, is greater than the share of the aggregate tax basis of our assets or the assets of Ares Investments L.P. attributable to those interests or units immediately prior to the acquisition. Consequently, upon a sale of an asset by us or Ares Investments L.P., gain allocable to a holder of units could include built-in gain in the asset existing at the time we acquired those interests, or such holder acquired such units, which built-in gain would otherwise generally be eliminated if we had made a Section 754 election.
Our units may not be uniform, which could result in IRS examination of our tax returns and the tax returns of our unitholders, and could have a negative impact on the value of our unitholder’s investment.
We cannot match transferors and transferees of our units, and as a result we will adopt depreciation, amortization and other tax accounting positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders, and could affect the timing of these tax benefits or the amount of gain on the sale of our units. This could have a negative impact on the value of our common units or result in audits of and adjustments to our U.S. federal tax returns and the tax returns of our unitholders.
In addition, our taxable income and losses will be determined and apportioned among investors using conventions we regard as consistent with applicable law. As a result, if our unitholders transfer their units, they may be allocated income, gain, loss and deduction realized by us after the date of transfer. Similarly, a transferee may be allocated income, gain, loss and deduction realized by us prior to the date of the transferee’s acquisition of our units. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.
The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes.
The sale or exchange of 50% or more of our capital and profit interests within a 12-month period will result in the termination of our partnership for U.S. federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and may result in more than 12 months of our taxable income or loss being includable in the holder’s taxable income for the year of termination. A termination could also result in penalties if we were unable to determine that the termination had occurred.
Non-U.S. persons could face different U.S. tax issues from owning units than U.S. persons, and such differences may result in adverse tax consequences to them.
Some of our investment activities may cause us to be engaged in a U.S. trade or business for U.S. federal income tax purposes, in which case some portion of our income would be treated as effectively connected income (“ECI”) with respect to a non-U.S. Holders. A “non-U.S. Holder” is a beneficial owner of the units that is not a U.S. Holder (generally, a common unitholder that is a “United States person” within the meaning of Section 7701(a)(30) of the Code) and is not an entity treated as a partnership for U.S. federal income tax purposes. Moreover, dividends received from an investment that we make in a REIT that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to non-U.S. Holders that are not qualified pension plans, entities wholly owned by qualified pension plans or certain foreign publicly traded entities. In addition, certain income of non-U.S. Holders from U.S. sources not connected to any such U.S. trade or business conducted by us could be treated as ECI. To the extent our income is treated as ECI, non-U.S. Holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income. Non-U.S. Holders that are treated as corporations for U.S. federal income tax purposes may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. Holders will be reduced by withholding taxes imposed at the highest effective applicable tax rate. Finally, if we are treated as being engaged in a U.S. trade or business, a portion of any gain recognized by non-U.S. unitholders on the sale or exchange of units may be treated for U.S. federal income tax purposes as ECI, and hence such non-U.S. unitholders could be subject to U.S. federal income tax on the sale or exchange of units.
Generally, under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) provisions of the Code, certain non-U.S. persons are subject to U.S. federal income tax in the same manner as U.S. persons on any gain realized on the disposition of an interest, other than an interest solely as a creditor, in U.S. real property. In December 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law providing some exemptions from FIRPTA tax for certain types of non-U.S. persons. An interest in U.S. real property includes stock in a U.S. corporation (except for certain stock of publicly traded U.S. corporations) if interests in U.S. real property constitute 50% or more by value of the sum of the corporation’s assets used in a trade or business, its U.S. real property interests and its interests in real property located outside the United States (a “USRPHC”). The FIRPTA tax applies to certain non-U.S. holders holding an interest in a partnership that realizes gain in respect of an interest in U.S. real property or an interest in a USRPHC. We may, from time to time, make certain investments (other than direct investments in U.S. real property), for example, through one of our investment funds held by Ares Investments that could constitute investments in U.S. real property or USRPHCs. If we make such investments certain non- U.S. holders will be subject to U.S. federal income tax under FIRPTA on such holder’s allocable share of any gain we realize on the disposition of a FIRPTA interest and will be subject to the tax return filing requirements regarding ECI discussed above.
Non-U.S. persons may face adverse tax consequences in their countries of residence from owning units.
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
Tax-exempt entities face special U.S. federal income tax issues from owning units that may result in adverse tax consequences to them.
A tax-exempt partner of a partnership generally must include in computing its “unrelated business taxable income” (“UBTI”) its pro rata share (whether or not distributed) of such partnership’s gross income derived from a trade or business conducted by such partnership which is unrelated to the exempt function of the tax-exempt partner. Moreover, a tax-exempt partner of a partnership could be treated as earning UBTI to the extent that such partnership derives income from “debt-financed property,” or if the partnership interest itself is debt financed. Debt-financed property means property held to produce income with respect to which there is “acquisition indebtedness” (i.e., indebtedness incurred in acquiring or holding property). We are under no obligation to minimize UBTI, and a U.S. Holder of our units that is a tax-exempt organization for U.S. federal income tax purposes and, therefore, generally exempt from U.S. federal income taxation, may be subject to “unrelated business income tax” to the extent, if any, that its allocable share of our income consists of UBTI.
We may not be able to furnish to each unitholder specific tax information within 90 days after the close of each calendar year, which means that our unitholders who are U.S. taxpayers may anticipate the need to file annually a request for an extension of the due date of their income tax return. In addition, it is possible that unitholders who are otherwise required to file U.S. federal income tax returns may be required to file amended income tax returns.
We have agreed to furnish to each unitholder, as soon as reasonably practicable after the close of each taxable year, tax information (including Schedule K-1), which describes on a U.S. dollar basis such holder’s share of our taxable income, gain, loss, deduction and credit for our preceding taxable year. It may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities. Consequently, holders of our units who are U.S. taxpayers or otherwise required to file U.S. tax returns may need to file annually with the IRS (and, if applicable, certain states) a request for an extension past the applicable due date of their income tax return for the taxable year. In addition, each unitholder generally is required to file U.S. federal and state tax returns consistently with the information provided by us for the taxable year for all relevant tax purposes. In preparing this information, we will use various accounting and reporting conventions, some of which have been mentioned in the previous discussion, to determine such holder’s share of income, gain, loss, deduction and credit. The IRS or state tax authorities may successfully contend that certain of these reporting conventions are impermissible, which could result in an adjustment to such holder’s income or loss and could result in an increase in overall tax due. Additionally, we may be audited by taxing authorities from time to time. Adjustments resulting from a tax audit may require a holder to adjust a prior year’s tax liability and possibly may result in an audit of such holder’s own tax return. Any audit of such holder’s tax return could result in adjustments not related to our tax returns as well as those related to our tax returns, and could result in an increase in overall tax due.
We may hold or acquire certain investments through entities classified as PFICs or CFCs for U.S. federal income tax purposes.
Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a passive foreign investment company (a “PFIC”) or a controlled foreign corporation (a “CFC”) for U.S. federal income tax purposes. U.S. holders of units considered to own an interest in a PFIC or a CFC may experience adverse U.S. federal and state income tax consequences and significantly more complex filing obligations.
Applicable U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.
Under Sections 1471 to 1474 of the Code (such Sections, along with the Treasury Regulations promulgated thereunder, commonly referred to as the Foreign Account Tax Compliance Act or “FATCA”), a broadly defined class of foreign financial institutions are required to comply with a U.S. tax reporting regime or be subject to certain U.S. withholding taxes. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an intergovernmental agreement (the “IGA”) to implement this legislation, to comply with comparable non-U.S. laws implementing the IGA). Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes under FATCA. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit our ability to open bank accounts and secure funding in the global capital markets. There are uncertainties regarding the implementation of FATCA and it is difficult to determine at this time what impact any future administrative guidance may have. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors or reduce the demand for our units. Moreover, we expect to incur additional expenses related to our compliance with FATCA, which could increase our tax compliance costs generally. Other countries, such as the United Kingdom and the Cayman Islands, have implemented regimes similar to that of FATCA.
Certain U.S. holders of units are subject to additional tax on “net investment income.”
U.S. holders of units that are individuals, estates or trusts are subject to a Medicare tax of 3.8% on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in our units will be included in U.S. holder’s “net investment income” subject to this Medicare tax.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our principal executive offices are located in leased office space at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California. We also lease office space in Atlanta, Chicago, Dallas, New York City, Washington, D.C., St. Louis, Dubai, Frankfurt, London, Luxembourg, Paris, Stockholm, Chengdu, Hong Kong, Shanghai, Sydney, Mill Valley, Needham, Tarrytown, and Williamsville. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

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

	Sales Price
	2016		2015
	High	Low	High	Low
First Quarter	$15.50	$10.76	$21.27	$15.88
Second Quarter	$15.96	$12.08	$21.84	$17.40
Third Quarter	$19.54	$13.81	$20.13	$15.12
Fourth Quarter	$19.20	$14.75	$18.16	$12.33

The number of holders of record of our common units as of February 21, 2017 was 3. This does not include the number of unitholders that hold shares in “street name” through banks or broker-dealers.
The table below presents purchases made by or on behalf of Ares Management, L.P. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common units during each of the indicated periods.

Period	Total Number of Common Units Purchased(1)	Average Price Paid Per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Units That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2016	—	$—	—	—
November 1 to November 30, 2016	—	$—	—	—
December 1 to December 31, 2016	—	$—	—	—

Distribution Policy for Preferred Equity
In June 2016, we issued preferred equity consisting of 12,400,000 units designated as Series A Preferred Units (the “Preferred Equity”), for a total offering price of $310.0 million. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. During 2016, we paid quarterly distributions of approximately $12.2 million to our preferred equity holders of record, and in February 2017, the board of directors of our general partner declared quarterly distribution of $5.4 million in respect of the fourth quarter of 2016 payable on March 31, 2017 to holders of record of preferred equity at the close of business on March 15, 2017.

Distribution Policy for Common Units
During 2015, we paid quarterly distributions of $0.13, $0.26, $0.25 and $0.24 per common unit (totaling $0.88 per common unit) to record holders of common units, or approximately $71.0 million. During 2016, we paid quarterly distributions of $0.20, $0.28, $0.15 and $0.20 per common unit (totaling $0.83 per common unit) to record holders of common units, or approximately $67.0 million, and in February 2017, the board of directors of our general partner declared an additional distribution of $0.28 per common unit, or approximately $22.7 million, to common unitholders in respect of the fourth quarter of 2016 payable on March 24, 2017 to holders of record of common units at the close of business on March 10, 2017.

We expect to distribute to our common unitholders on a quarterly basis substantially all of Ares Management, L.P.’s share of distributable earnings, net of applicable corporate taxes and amounts payable under the tax receivable agreement, in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable law, any of our debt instruments and preferred units or other agreements or to provide for future distributions to our common unitholders for any ensuing quarter, subject to a base quarterly distribution target range of 80% to 90% of distributable earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis—Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures” for a reconciliation of our distributable earnings to our income before taxes presented in accordance with GAAP.
In most years, the aggregate amounts of distributions to our preferred and common unitholders do not equal our distributable earnings for that year. Our distributable earnings are only a starting point for the determination of the amount to be distributed to our common unitholders because, as noted above, in determining the amount to be distributed, we subtract from our distributable earnings any amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our preferred and common unitholders for any ensuing quarter.
Because Ares Management, L.P. is a holding partnership and has no material assets other than its ownership of Ares Operating Group Units (held through wholly owned subsidiaries in the case of Ares Holdings, Ares Offshore and AI), we fund distributions by Ares Management, L.P., if any, in three steps:

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
Although a portion of any distributions by us to our common unitholders may include carried interest received by us, we do not intend to seek fulfillment of any contingent repayment obligation by seeking to have our common unitholders return any portion of such distributions attributable to carried interest associated with any contingent repayment obligation.
Unregistered Sales of Equity Securities and Purchases of Equity Securities
None.
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
We derived the following selected consolidated financial data of the Company and its Predecessor (as defined in Note 2 of the Notes to the Consolidated Financial Statements) as of December 31, 2016 and 2015 and for the years ended December 31, 2016,  2015 and 2014 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The selected consolidated financial data as of and for the years ended December 31, 2013 and 2012 were derived from the audited consolidated financial statements of the Predecessor, which are not included in this Annual Report on Form 10-K. The consolidated financial statements were prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments that we consider necessary for a fair presentation of the Predecessor’s consolidated financial position and results of operations. The selected historical financial data is not indicative of the expected future operating results of the Company following the Reorganization.
For the periods presented prior to the Reorganization, non-controlling interests in Ares Operating Group entities represent equity interests and net income attributable to various minority non-control oriented strategic investment partners, including the Predecessor’s historical results. The net income attributable to controlling interests in the Predecessor, from January 1, 2014 to April 30, 2014, is presented together with net income attributable to non-controlling interests in Ares Operating Group entities within the Consolidated Statements of Operations.

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

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
				(Predecessor)	(Predecessor)
	(Dollars in thousands)
Statements of operations data
Revenues
Management fees (includes ARCC Part I Fees of $121,181, $121,491, $118,537, $110,511 and $95,182 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively)	$642,068	$634,399	$486,477	$375,572	$249,584
Performance fees	517,852	150,615	91,412	79,800	69,491
Administrative and other fees	39,285	29,428	26,000	23,283	14,971
Total revenues	1,199,205	814,442	603,889	478,655	334,046
Expenses
Compensation and benefits	447,725	414,454	456,372	333,902	288,719
Performance fee compensation	387,846	111,683	170,028	194,294	267,725
General, administrative and other expenses	159,776	224,798	166,839	138,464	85,582
Expenses of the Consolidated Funds	21,073	18,105	66,800	135,237	116,505
Total expenses	1,016,420	769,040	860,039	801,897	758,531
Other income (expense)
Net interest and investment income (expense) (includes interest expense of $17,981, $18,949, $8,617, $9,475 and $8,679 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively)	5,800	(4,904)	(1,373)	(3,479)	(255)
Debt extinguishment expense	—	(11,641)	—	(1,862)	(3,032)
Other income (expense), net	35,650	21,680	(2,422)	(200)	7
Net realized and unrealized gain on investments	28,251	17,009	32,128	8,922	4,992
Net interest and investment income of the Consolidated Funds (includes interest expense of $91,456, $78,819, $666,373, $534,431 and $449,377 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively)	47,491	38,554	271,462	701,606	957,216
Debt extinguishment gain of Consolidated Funds	—	—	—	11,800	—
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(2,057)	(24,616)	513,270	479,096	727,399
Total other income	115,135	36,082	813,065	1,195,883	1,686,327
Income before taxes	297,920	81,484	556,915	872,641	1,261,842
Income tax expense	11,019	19,064	11,253	59,263	26,154
Net income	286,901	62,420	545,662	813,378	1,235,688
Less: Net income attributable to redeemable interests in Consolidated Funds	—	—	2,565	137,924	199,075
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	3,386	(5,686)	417,793	448,847	734,517
Less: Net income attributable to redeemable interests in Ares Operating Group entities	456	338	731	2,451	3,293
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	171,251	48,390	89,585	224,156	298,803
Net income attributable to Ares Management, L.P.	111,808	19,378	34,988	—	—
Less: Preferred equity distributions paid	12,176	—	—	—	—
Net income attributable to Ares Management, L.P. common unitholders	$99,632	$19,378	$34,988	$—	$—

	As of December 31,
	2016	2015	2014	2013	2012
				(Predecessor)	(Predecessor)
	(Dollars in thousands)
Statements of financial condition data
Cash and cash equivalents	$342,861	$121,483	$148,858	$89,802	$68,457
Cash and cash equivalents of Consolidated Funds	455,280	159,507	1,314,397	1,638,003	1,707,640
Investments	468,471	468,287	174,052	89,438	105,753
Investments, at fair value, of Consolidated Funds	3,330,203	2,559,783	19,123,950	20,823,338	21,734,983
Total assets	5,829,712	4,321,408	21,638,992	23,705,384	24,495,877
Debt obligations	305,784	389,120	243,491	153,119	336,250
CLO loan obligations of Consolidated Funds	3,031,112	2,174,352	12,049,170	11,774,157	9,818,059
Consolidated Funds’ borrowings	55,070	11,734	777,600	2,070,598	4,512,229
Mezzanine debt of Consolidated Funds	—	—	378,365	323,164	117,527
Total liabilities	4,452,450	3,329,497	14,879,619	16,030,319	16,373,470
Redeemable interest in Consolidated Funds	—	—	1,037,450	1,093,770	1,100,108
Redeemable interest in Ares Operating Group entities	—	23,505	23,988	40,751	30,488
Non‑controlling interest in Consolidated Funds	338,035	323,606	4,950,803	5,847,135	6,367,291
Non‑controlling interest in Ares Operating Group entities	447,615	397,883	463,493	167,731	130,835
Total controlling interest in Ares Management, L.P.	292,851	246,917	283,639	525,678	493,685
Total equity	1,377,262	968,406	5,697,935	6,540,544	6,991,811
Total liabilities, redeemable interest, non‑controlling interests and equity	5,829,712	4,321,408	21,638,992	23,705,384	24,495,877

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Unless the context otherwise requires, references to “we,” “us,” “our,” “the Partnership” and “the Company” are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries since the consummation of the Reorganization. When used in the historical context (i.e., prior to May 1, 2014), these terms are intended to mean the business and operations of our Predecessors. Our “Predecessors” refers to Ares Holdings Inc. (“AHI”) and Ares Investments LLC (“AI”), as well as their wholly owned subsidiaries and managed funds, in each case prior to our Reorganization. The following discussion analyzes the financial condition and results of operations of the Partnership and, for periods prior to May 1, 2014, the financial condition and results of operations of our Predecessors. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑ investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our consolidated financial statements included in this Annual Report on Form 10‑K. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Annual Report on Form 10-K.
The following discussion and analysis should be read in conjunction with the audited, consolidated financial statements of Ares Management, L.P. and the related notes included in this Annual Report on Form 10‑K.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.

Our Business
We are a leading global alternative asset manager that operates through distinct but complementary investment groups, which are our reportable segments. In 2016, we revised our reportable segments by combining two of our segments into a single segment to reflect a change in how we manage our operations. The previously disclosed Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made to more effectively manage our broad array of credit products in a more effective manner and to better position the Credit Group to capitalize on future growth opportunities. In addition, in the third quarter of 2016, we reclassified our Special Situations strategy from the Credit Group to the Private Equity Group to better align our segment presentation with how the investment strategies for the Special Situations funds are managed. We have presented our reportable segments for the years ended December 31, 2015 and 2014 to conform to the year ended December 31, 2016 presentation.
Our three operating segments are:

•
Credit Group: Our Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $60.5 billion of assets under management and 133 funds as of December 31, 2016. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed- and floating-rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate borrowers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments comprised of diversified portfolios of consumer and commercial assets. We are one of the largest self-originating direct lenders to the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Credit Group conducts its U.S. corporate lending activities primarily through ARCC, the largest business development company as of December 31, 2016, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.

•	Private Equity Group: Our Private Equity Group has approximately $25 billion of assets under management as of

December 31, 2016, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations. The group managed five corporate private equity commingled funds focused on North America and Europe and two focused on greater China, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and five special situations funds as of December 31, 2016. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.

•
Real Estate Group: Our Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $9.8 billion of assets under management across 42 funds as of December 31, 2016. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy. The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major property types in the U.S. and Europe. The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation. In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.

The Operations Management Group (“OMG”) consists of five shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development/corporate strategy, legal/compliance and human resources. Additionally, the OMG provides services to certain of our investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s expenses are not allocated to our three reportable segments but we consider the cost structure of the OMG when evaluating our financial performance.
The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements and represent either an incentive fee or carried interest. Other income (expense) represents the investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from the investments of the Company and the Consolidated Funds, as well as interest expense. We provide administrative services to certain of our affiliated funds that are presented within administrative and other fees for GAAP reporting, but are presented net of respective expenses for segment reporting purposes. We also receive transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. In accordance with GAAP, we are required to consolidate those funds in which we hold a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, other income, realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, net of administrative fees, general, administrative and other expenses, net of administrative fees, as well as realized and unrealized performance fee compensation.
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, as approximately 76% of our assets under management were in funds with a contractual life of three years or more and approximately 49% were in funds with a contractual life of seven years or more as of December 31, 2016, our funds have a stable base of committed capital enabling us to invest in assets with a long term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

The broad-based rally that began in mid-February 2016 continued through the fourth quarter of 2016 despite elevated apprehension and volatility around headline events, including the U.S. presidential election, potential tax and regulation reform, the U.S. Federal Open Markets Committee’s second interest rate increase and the November 30, 2016 OPEC meeting. In response to falling sovereign yields and compressing spreads, investors generally sought higher yielding risk assets globally. December capped off the strongest annual performance for capital markets since 2009 as credit spreads continued to tighten amid increased demand, an active primary market and sustained momentum in commodity related sectors. High yield bonds posted strong returns during the fourth quarter of 2016 with the BofA Merrill Lynch U.S. High Yield Master II Index (“H0A0”) increasing 1.88%, extending the index’s total return since mid-February (when oil prices bottomed) to 23.86%. Leveraged loans performed even stronger, with the Credit Suisse Leveraged Loan Index (“CSLLI”) increasing 2.25% during the fourth quarter of 2016. For the year, the H0A0 and CSLLI returned 17.49% and 9.88%, respectively, versus negative returns of 4.64% and 0.38%, respectively, for 2015. High yield outperformed the S&P 500 after lagging equities for four consecutive years. However, equity markets continued to rally alongside the broader market after a weak start to the year, with the S&P 500 returning 3.82% for the fourth quarter and 11.96% for the year.
In Europe, concerns around slow global economic growth and elevated political turmoil remained the focal point during the fourth quarter of 2016. Amid the regional political tumult and persistently low inflation levels, the European Central Bank (“ECB”) announced in December a continuation of its asset-buying program, although at a reduced pace of purchases beginning April 2017. Despite all of these events, European capital markets were generally resilient during the quarter as accommodative monetary action by the ECB continued to act as an overriding support mechanism. As a result, in the fourth quarter of 2016 the Merrill Lynch European High Yield Index increased 1.82% and the Credit Suisse Western European Leveraged Loan Index was up 1.76%, contributing to annual 2016 returns of 9.07% and 8.04%, respectively.
Notwithstanding the potential opportunities represented by market volatility, future earnings, cash flows and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.
In 2017, some of the considerations informing our strategic decisions include:

•
Our ability to fundraise and increase AUM and fee paying AUM.  During the year ended December 31, 2016, we raised $13.9 billion, both in commingled and separately managed accounts, and continued to expand our investor base, raising capital from over 50 different funds and approximately 127 institutional investors, including 50 direct institutional investors that were new to Ares. Our fundraising efforts drove AUM growth of approximately 1.7% for 2016. During 2017, we expect that our fundraising will come from a combination of our existing and new strategies primarily in the U.S and Europe. During the year ended December 31, 2016, we earned approximately 1.1% on our FPAUM, which was consistent with 2015. However, if we are not able to offset our distributions and reductions of commitments with new fundraising, our FPAUM could decline. As of December 31, 2016, we also had $18.0 billion of AUM not yet earning fees, which represents approximately $215.6 million in annual potential management fee revenue. Of the $215.6 million, $188.2 million relates to the $15.6 billion of AUM available for future deployment. Our pipeline of potential fees, coupled with our future fundraising opportunities, gives us the potential to increase our management fees in 2017. However, if we fail to grow our FPAUM, our management fee revenues also will be adversely impacted and no assurance can be made that such results will be achieved.

•
Our ability to attract new capital and investors with our broad multi‑asset class product offering.  Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation. We continually seek to create avenues to meet our investors’ evolving needs by offering an expansive range of investment funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. We continue to expand our distribution channels, seeking to meet the needs of insurance companies, as well as the needs of traditional institutional investors, such as pension funds, sovereign wealth funds, and endowments. If market volatility persists or increases, investors may seek absolute return strategies that seek to mitigate volatility. We offer a variety of investment strategies depending upon investors’ risk tolerance and expected returns.

•
Our disciplined investment approach and successful deployment of capital.  Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our investment funds. Greater competition, high valuations, cost of credit and other general market conditions have affected and may continue to affect our ability to identify and execute attractive investments. Under our disciplined investment approach, we deploy capital only when we have sourced a suitable investment opportunity at an attractive price. During the year ended December 31, 2016, we deployed $10.2 billion of gross capital across our three investment groups compared to approximately $13.2 billion deployed in 2015. As of December 31, 2016, we had $23.2 billion of capital available for investment and we remain well-positioned to invest our assets opportunistically.

•
Our ability to invest capital and generate returns through market cycles.  The strength of our investment performance affects investors’ willingness to commit capital to our funds. The flexibility of the capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. Current market conditions and a changing regulatory environment have created opportunities for Ares’ businesses, particularly in the Credit Group’s credit opportunities and structured credit funds, and in the Private Equity's special situations funds, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables both our Credit and Private Equity Groups to reduce risk and enhance returns. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Credit Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate syndicated loans. On a market value basis, more than 77% of the debt assets within our Credit Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in interest rates. However, if a prolonged downturn in the business cycle occurs or if we make poor investment decisions, our results could be materially impacted.

•
Our ability to continue to achieve stable distributions to investors.  Our fee related earnings represented approximately 65% of our distributable earnings for the year ended December 31, 2016. We believe that the high percentage of fee related earnings (versus performance related earnings) in our distributable earnings provides greater stability for our distributions relative to some peers. During 2016, we experienced higher relative distributable earnings compared to 2015 primarily driven by higher realized performance related earnings within the Private Equity Group, mostly as a result of market appreciation in certain assets held across various funds within the strategy. In addition, we have historically experienced and expect to continue to experience higher realizations within our Credit Group funds during the second half compared to the first half of the year, as certain Credit Group funds, including ARCC, pay incentive fees annually when hurdles are exceeded, which are typically realized during the last six months of the year.

See “Item 1A. Risk Factors” included in this Annual Report on Form 10‑K for a discussion of the risks to which our businesses are subject.
Recent Transactions
ARCC and American Capital, Ltd. Merger Agreement

On January 3, 2017, ARCC completed its acquisition of American Capital, Ltd. ("ACAS") pursuant to a definitive merger agreement entered into in May 2016 (the "ARCC-ACAS Transaction"). To support the ARCC-ACAS Transaction, we, through our subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided approximately $275 million of cash consideration, or $1.20 per share of ACAS common stock, to ACAS shareholders upon the closing of the ARCC-ACAS Transaction in accordance with the terms and conditions of the merger agreement. In addition, we agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017. The proper tax treatment of the support payment made by us is unclear and subject to final determination. The outcome could range from an immediate tax deduction of $275.0 million in 2017 or amortizing the amount over a prescribed life, typically 15 years. The outcome of such determination will materially affect our net taxable income and the amount of distributions to our common unitholders. The acquisition will increase our FPAUM by an estimated $3 billion based on pro forma September 30, 2016 gross assets less cash (including asset sales through October 31, 2016), subject to adjustment for subsequent asset sales and fair value changes.

Consolidation and Deconsolidation of Ares Funds
Pursuant to GAAP, we consolidate the Consolidated Funds into our financial results as presented in this Annual Report on Form 10‑K. These funds represented approximately 4.7% of our AUM as of December 31, 2016, 2.6% of our management fees and 0.2% of our performance fees for the year ended December 31, 2016. As of December 31, 2016, 2015 and 2014, we consolidated 7, 5 and 31 CLOs, respectively, and 9, 9 and 35 private funds, respectively. As of December 31, 2016,  we held $33.8 million of investments in these CLOs and $120.0 million in private funds, which represents the maximum exposure to loss.
The consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the years ended December 31, 2016, 2015 and 2014. Also, the consolidation of these funds had the impact of decreasing management and performance fees to the extent such fees were eliminated upon consolidation.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as non‑controlling interests in the Consolidated Funds, and prior to December 31, 2015 also as equity appropriated for Consolidated Funds in our consolidated financial statements.
We generally deconsolidate funds we advise and CLOs when we are no longer deemed to have a controlling interest in the entity. During the year ended December 31, 2016, there were no entities liquidated or dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
During the third quarter of 2015, we adopted the Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis” issued by the Financial Accounting Standards Board (the “FASB”). The adoption of this guidance resulted in the deconsolidation of entities we previously included in our consolidated results because we are no longer deemed to have a controlling financial interest in those entities. We adopted this guidance using the modified retrospective approach and ceased to consolidate those entities effective January 1, 2015. The adoption of this guidance resulted in the deconsolidation of 56 entities. The results of these entities are not included in our consolidated results for the years ended December 31, 2016 and 2015. The Company’s management fees, performance fees and certain components of other income (expense) increased as portions of these amounts had previously been eliminated upon consolidation. See Note 19, “Consolidation,” to our consolidated financial statements included in this Annual Report on Form 10-K for the impact of the adoption of ASU 2015-02.
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

These non‑GAAP financial measures supplement and should be considered in addition to and not in lieu of the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 18, “Segment Reporting,” to our consolidated financial statements included in this Annual Report on Form 10‑K.
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
For CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.
The tables below provide the period-to-period rollforwards of our total AUM by segment for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2015	$60,386	$22,978	$10,268	$93,632
Net new par/equity commitments	5,453	2,314	840	8,607
Net new debt commitments	5,030	—	225	5,255
Distributions	(11,968)	(2,519)	(1,813)	(16,300)
Change in fund value	1,565	2,268	232	4,065
Balance at 12/31/2016	$60,466	$25,041	$9,752	$95,259
Average AUM(1)	$60,297	$24,553	$10,144	$94,994

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2014	$59,099	$12,087	$10,575	$81,761
Acquisitions	—	4,581	—	4,581
Net new par/equity commitments	7,316	6,700	1,328	15,344
Net new debt commitments	6,554	—	105	6,659
Distributions	(11,949)	(1,081)	(2,072)	(15,102)
Change in fund value	(634)	691	332	389
Balance at 12/31/2015	$60,386	$22,978	$10,268	$93,632
Average AUM(1)	$60,975	$17,115	$10,182	$88,272

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2013	$53,899	$11,385	$8,721	$74,005
Acquisitions	37	—	(216)	(179)
Net new par/equity commitments	4,123	668	2,542	7,333
Net new debt commitments	7,270	—	1,155	8,425
Distributions	(5,750)	(893)	(2,189)	(8,832)
Change in fund value	(480)	927	562	1,009
Balance at 12/31/2014	$59,099	$12,087	$10,575	$81,761
Average AUM(1)	$56,501	$11,737	$9,649	$77,887

(1) For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average AUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.
Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

The table below presents our Incentive Generating AUM and Incentive Eligible AUM by segment as of December 31, 2016, 2015 and 2014 (in millions):

	As of December 31, 2016		As of December 31, 2015		As of December 31, 2014
	Incentive Generating AUM	Incentive Eligible AUM	Incentive Generating AUM	Incentive Eligible AUM	Incentive Generating AUM	Incentive Eligible AUM
Credit Group	$7,155	$24,708	$3,994	$22,249	$13,711	$20,035
Private Equity Group	7,800	19,462	7,766	16,739	6,758	10,954
Real Estate Group	2,762	6,577	2,136	6,784	2,079	6,365
Total	$17,717	$50,747	$13,896	$45,772	$22,548	$37,354

As of December 31, 2016, 2015 and 2014, our uninvested AUM, which we refer to as dry powder, was $23.2 billion, $22.4 billion and $18.2 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.
Fee Paying Assets Under Management
During 2016, we began presenting FPAUM, which is a different metric from the previously presented FEAUM metric. The primary difference is that FPAUM reflects only the AUM that directly pays management fees. FEAUM also included indirect fee earning AUM from the Senior Secured Loan Program (the “SSLP”), a program co-managed by a subsidiary of Ares through which ARCC has co-invested with affiliates of General Electric Company; Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and a registered investment adviser; and the Senior Direct Lending Program (the “SDLP”). In the third quarter of 2015, the SSLP began an orderly wind-down. In December 2015 the SDLP was established as a co-investment program similar to the SSLP with a different partner. The SDLP has available, but not committed, an aggregate of $2.9 billion of capital to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, to U.S. middle-market companies. The SDLP began funding loans in the third quarter of 2016. As the $2.9 billion is available but not committed, only drawn portions of the available capital have been included in AUM and indirect fee earning AUM.
The following components generally comprise our FPAUM:

•
The amount of limited partner capital commitments for certain closed-end funds within the reinvestment period in the Credit Group, funds in the Private Equity Group and certain private funds in the Real Estate Group;

•
The amount of limited partner invested capital for the aforementioned closed-end funds beyond the reinvestment period as well as the structured assets funds in the Credit Group, certain managed accounts within their reinvestment period, the mezzanine fund in the Credit Group, European commingled funds in the Credit Group and co-invest vehicles in the Real Estate Group;

•	The gross amount of aggregate collateral balance, for CLOs, at par, adjusted for defaulted or discounted collateral; and

•
The portfolio value, gross asset value or NAV, adjusted in certain instances for cash or certain accrued expenses, for the remaining funds in the Credit Group, ARCC, certain managed accounts in the Credit Group and certain debt funds in the Real Estate Group.

The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2015	$39,925	$12,462	$6,757	$59,144
Commitments	3,631	159	462	4,252
Subscriptions/deployment/increase in leverage	3,712	93	630	4,435
Redemptions/distributions/decrease in leverage	(5,815)	(665)	(1,019)	(7,499)
Change in fund value	1,316	(168)	(58)	1,090
Change in fee basis	(60)	(567)	(232)	(859)
FPAUM Balance at 12/31/2016	$42,709	$11,314	$6,540	$60,563
Average FPAUM(1)	$40,938	$11,800	$6,669	$59,407

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2014	$37,274	$7,702	$6,118	$51,094
Acquisitions	—	4,046	—	4,046
Commitments	4,117	523	988	5,628
Subscriptions/deployment/increase in leverage	4,139	691	803	5,633
Redemptions/distributions/decrease in leverage	(5,242)	(414)	(797)	(6,453)
Change in fund value	(57)	(31)	(68)	(156)
Change in fee basis	(306)	(55)	(287)	(648)
FPAUM Balance at 12/31/2015	$39,925	$12,462	$6,757	$59,144
Average FPAUM(1)	$38,328	$11,155	$6,208	$55,691

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2013	$35,715	$7,855	$6,388	$49,958
Acquisitions	—	—	(165)	(165)
Commitments	3,279	—	1,963	5,242
Subscriptions/deployment/increase in leverage	5,774	428	173	6,375
Redemptions/distributions/decrease in leverage	(8,171)	(469)	(1,708)	(10,348)
Change in fund value	677	84	(127)	634
Change in fee basis	—	(196)	(406)	(602)
FPAUM Balance at 12/31/2014	$37,274	$7,702	$6,118	$51,094
Average FPAUM(1)	$36,496	$7,779	$6,254	$50,529

(1) For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average AUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.
Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.
The table below breaks out FPAUM of the Consolidated Segments by its respective components as of December 31, 2016, 2015 and 2014:

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Fee paying AUM based on capital commitments	$8,329	$9,674	$7,117
Fee paying AUM based on invested capital	15,280	13,475	9,232
Fee paying AUM based on market value/other	24,089	22,517	12,955
Fee paying AUM based on collateral balances, at par	12,865	13,478	21,790
Total fee paying AUM	$60,563	$59,144	$51,094

The reconciliation of our total AUM to our total FPAUM as of December 31, 2016, 2015 and 2014 is presented below:

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
AUM	$95,259	$93,632	$81,761
Non fee paying debt	(4,017)	(4,519)	(6,741)
General partner and affiliates	(1,762)	(1,471)	(1,163)
Undeployed	(9,759)	(10,010)	(9,215)
Market value/other	(4,014)	(3,296)	(2,626)
Fees not activated	(8,214)	(5,446)	(10)
Fees deactivated	(994)	(617)	(648)
Indirect fee earning AUM	(5,936)	(9,129)	(10,264)
Fee paying AUM	$60,563	$59,144	$51,094
Fund Performance Metrics
Fund performance information for our investment funds that are considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the year ended December 31, 2016 or comprised at least 1% of the Company’s total FPAUM as of December 31, 2016, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
Components of Consolidated Results of Operations
Revenues
Management Fees.  Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, NAV, net investment income or par value of the investment portfolios managed by us. The fees are generally based on a quarterly measurement period and amounts can be paid in advance or in arrears depending on each specific fund. Management fees also include ARCC Part I Fees, a quarterly fee on investment income from ARCC, our publicly traded business development company registered under the Investment Company Act of 1940, which is managed by our subsidiary. ARCC Part I Fees are equal to 20% of ARCC's net investment income (before ARCC Part I Fees and incentive fees payable based on ARCC’s net capital gains), subject to a fixed “hurdle rate” of 1.75% per quarter, or 7.0% per annum. No fee is earned until ARCC’s net investment income exceeds a 1.75% hurdle rate, with a “catch up” provision such that we receive 20% of ARCC’s net investment income from the first dollar earned. ARCC Part I Fees are classified as management fees as they are predictable and are recurring in nature, are not subject to contingent repayment and are generally cash-settled each quarter. Management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability. Additional details regarding our management fees are presented below:
Credit Group:

•
Syndicated loans and high yield bonds: Typical management fees range from 0.35% to 0.65% of par plus cash or NAV. The syndicated loan funds have an average management contract term of 12.4 years as of December 31, 2016 and the fee ranges generally remain unchanged at the close of the re‑investment period. The funds in the high-yield strategy generally represent open‑ended managed accounts, which typically do not include investment period termination or management contract expiration dates.

•
Credit opportunities and structured credit: Typical management fees range from 0.45% to 1.50% of NAV, gross asset value, committed capital or invested capital. The funds in the credit opportunities strategy generally include open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates. The funds in the structured credit strategy include a publicly-traded closed-end fund, which does not include investment period termination or management contract termination dates. The funds in these strategies (excluding ARDC) had an average management contract term of 9.7 years as of December 31, 2016.

•
U.S and E.U. direct lending: Typical management fees range from 0.50% to 1.50% of invested capital, NAV or total assets. Following the expiration or termination of the investment period, the management fees for certain closed-end funds and managed accounts in this strategy generally step down to approximately 1.00% of the aggregate cost or market value of the portfolio investments. In addition, management fees include the ARCC Part I Fees. The funds in this strategy (excluding ARCC) had an average management contract term of 8.8 years as of December 31, 2016.

Private Equity Group:

•
Private Equity funds: Typical management fees range from 1.50% to 2.00% of total capital commitments during the investment period. The management fees for corporate private equity funds generally step down to between 0.75% and 1.25% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period or (ii) the launch of a successor fund. The power and energy and infrastructure funds generally step down the fee base to the aggregated adjusted cost of unrealized portfolio investments, while retaining the same fee rate, following the expiration or termination of the investment period. The funds in this strategy had an average management contract term of 11.1 years as of December 31, 2016.

•
Special situations funds: Typical management fees range from 1.00% to 1.50% of the lesser of the aggregate cost basis of unrealized portfolio investments or committed capital. The funds in this strategy are comprised of closed-end funds, with investment period termination or management contract termination dates. The special situation funds also include managed accounts, which generally do not include investment period termination or management contract termination dates. The funds in this strategy had  an average management contract term of 7.8 years as of December 31, 2016.

Real Estate Group:
Real Estate funds: Typical management fees range from 0.75% to 1.50% of invested capital, stockholders’ equity or total capital commitments. Following the expiration or termination of the investment period, the basis on which management fees are earned for certain closed‑end funds, managed accounts and co‑investment vehicles in this strategy, which pay fees based on committed capital, change from committed capital to invested capital with no change in the management fee rate. The funds in this strategy (excluding ACRE) had an average management contract term of 9.1 years as of December 31, 2016.
In some instances, we may not record management fees that we have earned when a fund does not have sufficient liquidity to pay management fees or may be restricted by certain covenants from making payment. Management fees are not record until collectability is assured, which may include meeting certain performance conditions. In future periods, the amount of management fees that we will record typically increases with the length of time the fees were previously not recorded. No management fees earned were unrecorded as of December 31, 2016, 2015 and 2014.
As of the reporting date, accrued but unpaid management fees, net of management fee reductions and management fee offsets, are included under management fees receivable on the consolidated statements of financial condition. See Note 12, “Related Party Transactions,” to our consolidated financial statements included in this Annual Report on Form 10‑K for more information.
Performance Fees.  Performance fees are based on certain specific hurdle rates as defined in the applicable investment management or partnership agreements of the funds that we manage. Performance fees are recorded on an accrual basis to the extent such amounts are contractually due. The investment returns of most of our funds may be volatile. Performance fees are assessed as a percentage of the investment return of the funds. The performance fee measurement period varies by type of fund and is typically indicative of when realizations are likely to occur. The performance fees from certain Credit Group credit opportunities funds, structured credit funds and ARCC Part II Fees are measured and realized on an annual basis, typically in the second half of the year. The performance fees from our Credit Group syndicated loans funds, high yield bonds, credit opportunities funds, structured credit funds, managed accounts and Private Equity Group funds are generally measured on an as-if liquidated basis, assuming that the fund was liquidated based on the measurement date net asset value. The performance fees are earned based on cumulative return hurdles and realizations occur as the fund is liquidating. The performance fees for our CLOs are earned based on yearly return hurdles and realizations occur periodically based on the management agreement. Private Equity Group funds may also distribute performance fees as individual investment realizations occur. For Real Estate Group funds, performance fees are measured at the liquidation of the fund and distributions of performance fees do not occur until all capital is returned to investors. For U.S. and E.U. direct lending Credit Group funds, performance fees are measured and distributed either quarterly or on an annual basis. Further, Real Estate Group, Private Equity Group, Credit Group syndicated credit and certain high yield bonds funds may make annual tax distributions based on the tax obligation at year-end and may be greater than the performance fees that were recognized during the year.

Credit Group:

•	Syndicated loans and high yield bonds: Typical performance fees represent 15% to 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 12% per annum.

•	Credit opportunities and structured credit: Typical performance fees represent 10% to 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 5% to 9% per annum.

•
U.S. and E.U. direct lending: Typical performance fees represent 10% to 20% of each incentive eligible fund’s profits, or cumulative realized capital gains (net of losses and unrealized capital depreciation), and are subject to a preferred return rate of approximately 5% to 8% per annum.

Private Equity Group:

•	Private Equity funds: Performance fees represent 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 8% per annum.

•	Special situations funds: Performance fees represent 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 7% to 8% per annum.
Real Estate Group:

•	Real estate funds: Typical performance fees represent 10% to 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 8% to 10% per annum.
We may be liable to certain funds for previously realized performance fees if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. As of December 31, 2016, 2015 and 2014, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. When the fair value of a fund’s investment remains constant or falls below certain return hurdles, previously recognized performance fees are reversed. In all cases, each fund is considered separately in evaluating carried interest and potential contingent repayment obligations. For any given period, performance fees could therefore be negative; however, cumulative performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments at the then-current fair values previously recognized and distributed performance fees would be required to be returned, a liability would be established in our financial statements for the potential contingent repayment obligation that may differ from the amount of revenue that we reverse. At December 31, 2016,  2015 and 2014, if we assumed all existing investments were valued at $0, the total amount of performance fees subject to contingent repayment obligations, net of tax, would have been approximately $418.3 million, $322.2 million and $295.7 million, respectively, of which approximately $323.9 million, $247.9 million and $239.3 million, respectively, would have been reimbursable by professionals who have received such performance fees.
We are entitled to receive incentive fees from certain funds when the return on investment exceeds previous calendar year-end or date of investment high-watermarks. Some of our funds pay annual incentive fees or allocations equal to 10% to 20% of the fund’s profit for the year, subject to a high-watermark. The high-watermark is the highest historical NAV attributable to a fund investor’s account on which incentive fees were paid and represents the measuring floor for all future incentive fees. In these arrangements, incentive fees are recognized when the performance benchmark has been achieved based on the fund’s then-current fair value and are included in performance fees in our consolidated statement of operations. These incentive fees are a component of performance fees in our consolidated financial statements and are treated as accrued until paid.
For any given period, performance fee revenue in our consolidated statement of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since many of our fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate.
Administrative and Other Fees. Other fees primarily include revenue from administrative services provided to certain of our affiliated funds that are paid to us, and revenues associated with Real Estate Group activities such as development and construction. In addition, we may receive transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. These fees are recognized as revenue in the period the transaction related services are rendered.

Expenses
Compensation and Benefits. Compensation generally includes salaries, bonuses, health and welfare benefits, equity-based compensation, and ARCC Part I Fee incentive compensation expenses. Compensation cost relating to the issuance of certain equity-based awards is measured at fair value at the grant date, reduced for actual forfeitures, and expensed over the vesting period on a straight-line basis. Other equity-based awards are re-measured at the end of each reporting period. Bonuses are accrued for the service period to which they relate. Compensation and benefits expenses are typically correlated to the operating performance of our segments, which is used to determine incentive based compensation for each segment. Our senior partners receive distributions based on their equity interests and are not paid an annual salary or bonus.
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
Expenses of Consolidated Funds.  Consolidated Funds’ expenses consist primarily of costs incurred by our Consolidated Funds, including professional fees, research expenses, trustee fees, travel expenses and other costs associated with administering these funds and with launching new products.
Other Income (Expense)
Net Interest and Investment Income (Expense).  Net interest and investment income (expense) consists of interest income and dividend income, net of interest expenses incurred under our debt facilities. Interest and other income are recognized on an accrual basis to the extent that such amounts are expected to be collected. Interest expense includes interest related to our Credit Facility, which has a variable interest rate based upon a credit spread that is adjusted with changes to corporate credit ratings, our senior notes, which have a fixed coupon rate, and our term loans.
Other Income (Expense), Net.  Other income (expense), net consists of transaction gain (loss) and other non-operating and non‑investment related activity, such as loss on disposal of assets and gain (loss) due to the change in fair value of our contingent consideration liabilities.
Net Realized and Unrealized Gain (Loss) on Investments.  Net gain (loss) from investment activities include realized and unrealized gains and losses from our investment portfolio. A realized gain (loss) is recognized when we redeem all or a portion of our investment or when we receive a distribution of capital. Unrealized gains (losses) on investments result from appreciation (depreciation) in the fair value of our investments, as well as reversals of previously recorded unrealized appreciation (depreciation) at the time the gain (loss) on an investment becomes realized.
Net Interest and Investment Income (Expense) of the Consolidated Funds.  Net interest and investment income (expense) of the Consolidated Funds includes interest and dividend income generated from the underlying investment securities, net of interest expenses incurred under the Consolidated CLOs' and Consolidated Funds' debt facilities. Interest expense primarily consists of interest related to our Consolidated CLOs’ loans payable and, to a lesser extent, revolving credit lines, term loans and notes of other Consolidated Funds.
Net Realized and Unrealized Gain (Loss) on Investments of Consolidated Funds. Net gain (loss) from investment activities of our Consolidated Funds include realized and unrealized gains and losses resulting from their investment portfolios. Realized gains (losses) arise from dispositions of investments held by our Consolidated Funds. Unrealized gains (losses) are recorded to reflect appreciation (depreciation) of investments held by the Consolidated Funds due to periodic changes in fair value of the investments, as well as reversals of previously recorded unrealized appreciation (depreciation) of investments upon disposition, when the gain (loss) on an investment becomes realized.
Income Taxes.  A substantial portion of our earnings flows through to our owners without being subject to federal income tax at the entity level. A portion of our operations is conducted through domestic corporations that are subject to corporate level taxes and for which we record current and deferred income taxes at the prevailing rates in the various jurisdictions in which these entities operate. The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss. To the extent required by federal, state and foreign income tax laws and regulations, certain funds may incur income tax liabilities
Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Non-Controlling and Redeemable Interests.  Net income attributable to non-controlling and redeemable interests in Consolidated Funds represents the ownership interests that third parties hold in entities that are consolidated into our consolidated financial statements.
Net income attributable to non-controlling interests and redeemable interests in Ares Operating Group entities represents the results attributable to various minority, non-control oriented strategic investment partners based on the proportional daily average ownership in Ares Operating Group entities. For the year ended December 31, 2014, it represented 100% of net income through April 30, 2014 and the proportional daily average ownership in Ares Operating Group entities from May 1, 2014 to December 31, 2014, including interests attributable to the Predecessor.

Results of Operations
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. The consolidated financial statements of the Ares Operating Group entities have been prepared on substantially the same basis for all historical periods presented; however, net income attributable to our Predecessor from January 1, 2014 to April 30, 2014 is presented together with net income attributable to non‑controlling interests in Ares Operating Group entities. Additionally, Consolidated Funds are not necessarily the same entities in each year presented due to: the adoption of ASU 2015-02, which significantly reduced the number of funds that we consolidate; changes in ownership; changes in limited partners’ rights; and the creation and termination of funds. We consolidate funds where we are deemed to hold a controlling financial interest. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Favorable (Unfavorable)		Favorable (Unfavorable)
				$ Change	% Change	$ Change	% Change
Revenues	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $121,181, $121,491, and $118,537 for the years ended December 31, 2016, 2015 and 2014, respectively)	$642,068	$634,399	$486,477	$7,669	1%	$147,922	30%
Performance fees	517,852	150,615	91,412	367,237	244%	59,203	65%
Administrative and other fees	39,285	29,428	26,000	9,857	33%	3,428	13%
Total revenues	1,199,205	814,442	603,889	384,763	47%	210,553	35%
Expenses
Compensation and benefits	447,725	414,454	456,372	(33,271)	(8)%	41,918	9%
Performance fee compensation	387,846	111,683	170,028	(276,163)	(247)%	58,345	34%
General, administrative and other expenses	159,776	224,798	166,839	65,022	29%	(57,959)	(35)%
Expenses of the Consolidated Funds	21,073	18,105	66,800	(2,968)	(16)%	48,695	73%
Total expenses	1,016,420	769,040	860,039	(247,380)	(32)%	90,999	11%
Other income (expense)
Net interest and investment income (expense) (includes interest expense of $17,981, $18,949 and $8,617 for the years ended December 31, 2016, 2015 and 2014, respectively)	5,800	(4,904)	(1,373)	10,704	NM	(3,531)	(257)%
Debt extinguishment expense	—	(11,641)	—	11,641	100%	(11,641)	NM
Other income (expense), net	35,650	21,680	(2,422)	13,970	64%	24,102	NM
Net realized and unrealized gain on investments	28,251	17,009	32,128	11,242	66%	(15,119)	(47)%
Net interest and investment income of the Consolidated Funds (includes interest expense of $91,452, $78,819 and $666,373 for the years ended December 31, 2016, 2015 and 2014, respectively)	47,491	38,554	271,462	8,937	23%	(232,908)	(86)%
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	(2,057)	(24,616)	513,270	22,559	92%	(537,886)	NM
Total other income	115,135	36,082	813,065	79,053	219%	(776,983)	(96)%
Income before taxes	297,920	81,484	556,915	216,436	266%	(475,431)	(85)%
Income tax expense	11,019	19,064	11,253	8,045	42%	(7,811)	(69)%
Net income	286,901	62,420	545,662	224,481	NM	(483,242)	(89)%
Less: Net income attributable to redeemable interests in Consolidated Funds	—	—	2,565	—	NM	(2,565)	(100)%
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	3,386	(5,686)	417,793	9,072	NM	(423,479)	NM
Less: Net income attributable to redeemable interests in Ares Operating Group entities	456	338	731	118	35%	(393)	(54)%
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	171,251	48,390	89,585	122,861	254%	(41,195)	(46)%
Net income attributable to Ares Management, L.P.	111,808	19,378	34,988	92,430	NM	(15,610)	(45)%
Less: Preferred equity distributions paid	12,176	—	—	(12,176)	NM	—	NM
Net income attributable to Ares Management, L.P. common unitholders	$99,632	$19,378	$34,988	80,254	NM	(15,610)	(45)%

NM - Not Meaningful

The following two sections discuss the year-over-year fluctuations of our consolidated results of operations for 2016 compared to 2015, as well as 2015 compared to 2014. Additional details behind the fluctuations attributable to a particular segment are included in "—Results of Operations by Segment" for each of the segments.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Management Fees.  Total management fees increased by $7.7 million, or 1%, to $642.1 million for the year ended December 31, 2016 compared to year ended December 31, 2015. The increase is primarily due to strong deployment of capital and new funds launched within the U.S. and E.U. Direct Lending strategy during the year ended December 31, 2016. The increase was partially offset by a decline in Private Equity Group management fees, due to an extension of ACOF II's term that included fee waivers beginning in the first quarter of 2016. Management fees from the Real Estate Group remained relatively flat year over year.
Performance Fees.  Performance fees increased by $367.2 million, or 244%, to $517.9 million for the year ended December 31, 2016 compared to year ended December 31, 2015.  The Private Equity Group had an increase in performance fees of $303.7 million compared to the year ended December 31, 2015 due primarily to increases of $203.3 million and $70.4 million in performance fees attributable to Ares Corporate Opportunities Fund IV, L.P. ("ACOF IV") and Ares Corporate Opportunities Fund III (“ACOF III”), respectively, due to stronger performance of the underlying portfolio companies. In addition, the Credit Group and Real Estate Group experienced increases in performance fees of $54.6 million and $8.8 million, respectively, over the prior year.
Administrative and Other Fees.  Administrative fees and other fees increased by $9.9 million, or 33%, to $39.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015,  primarily due to an increase in fees associated with certain illiquid credit funds within the Credit Group, from which we earned transaction fees of approximately $8.5 million for the year ended December 31, 2016. Transaction fees based on loan originations were a new source of revenue in 2016 that we expect to continue in future periods.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $33.3 million, or 8%, to $447.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to an increase in headcount, which drove increases in incentive based compensation and salary and benefit expenses. The employee headcount of OMG increased as part of an effort to reduce our reliance on professional service providers by internalizing certain corporate support functions.
Performance Fee Compensation.  Performance fee compensation increased by $276.2 million, or 247%, to $387.8 million for the year ended December 31, 2016 compared to year ended December 31, 2015. The change in performance fee compensation expense directly correlates with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $65.0 million, or 29%, to $159.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to $35.9 million of costs incurred in 2015 associated with discontinued merger efforts that did not recur in 2016. Depreciation and amortization expenses also decreased $19.6 million, including a $5.9 reduction of accelerated amortization, due to certain intangible assets becoming fully amortized in 2015. Additionally, professional fees decreased $5.0 million primarily due to costs associated with the initial adoption of Sarbanes-Oxley in the prior year.
Expenses of the Consolidated Funds. Expenses of the Consolidated Funds increased by $3.0 million, or 16%, to $21.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to organizational and offering costs incurred to launch new funds in 2016. The increase was partially offset by a reduction in professional fee expenses of the funds in 2016.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.

Net Interest and Investment Income (Expense). Net interest and investment income (expense) of the Company increased by $10.7 million from a $4.9 million net investment loss for the year ended December 31, 2015 to net investment income of $5.8 million for the year ended December 31, 2016. The increase was primarily due to a $10.7 million increase in dividends and interest income from our investments in the Private Equity Group funds, including a $10.0 million dividend from our investments in ACOF III, for the year ended December 31, 2016 compared to the prior year. Interest expense of $18.0 million and $18.9 million for the years ended December 31, 2016 and 2015, respectively, offset interest, dividends and other investment income, resulting in an overall net interest and investment income loss in 2015 and reducing net interest and investment income in 2016.
Other Income (Expense), Net. Other income of the Company increased by $14.0 million, or 64%, to $35.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due to $16.2 million of transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies as a result of the strengthening U.S. dollar for the year ended December 31, 2016 compared to a net transaction loss of $0.3 million for the year ended December 31, 2015. Partially offsetting this increase, was a decrease in the gain recognized as a result of the revaluation of our contingent consideration liability related to the Energy Investors Funds ("EIF") acquisition. Due to lower than expected commitment period management fee revenue, we reduced our contingent consideration liability in each year, resulting in gains of $17.8 million and $21.1 million recognized during the years ended December 31, 2016 and 2015, respectively.
Net Realized and Unrealized Gain (Loss) on Investments. Net gain on investments of the Company increased by $11.2 million to $28.3 million for the year ended December 31, 2016 compared to $17.0 million for the year ended December 31, 2015. The increase is primarily attributable to our special situations funds and syndicated loan funds, which had net losses of $16.9 million and $0.5 million, respectively, in 2015 and net gains of $5.7 million and $6.2 million, respectively, in the current year. Partially offsetting these increases, was a $20.0 million realized loss in 2016 related to our minority interest equity method investment in Deimos Management Holdings LLC due to the winding down of its operations.
Net Interest and Investment Income (Expense) of the Consolidated Funds. Net interest and investment income of the Consolidated Funds increased by $8.9 million, or 23%, to $47.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase is primarily driven by additional dividend income received by certain Consolidated Funds in our Credit Group.
Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds. Net loss on investments of the Consolidated Funds decreased $22.6 million from a net investment loss of $24.6 million for the year ended December 31, 2015 to a net investment loss of $2.1 million for the year ended December 31, 2016. The decrease is primarily driven by an increase in valuation of the underlying investments in one of our Credit Group's Consolidated Funds.
Income Tax Expense (Benefit).  Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income and performance fees are generally not subject to income tax.
Income tax expense was $11.0 million for the year ended December 31, 2016 compared to $19.1 million for the year ended December 31, 2015. The decrease was primarily attributable to the recognition of a deferred tax benefit resulting from an agreement between Ares Management, L.P. and a subsidiary whereby the subsidiary will remit cash for units awarded under its Equity Incentive Plan, ultimately providing for a difference between taxable income and GAAP income that was recorded as a reduction to the income tax provision.
Non-Controlling and Redeemable Interests.  Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of Ares Operating Group Units ("AOG Units") that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. The former owners of Indicus Advisors, LLP (“Indicus”), a company we acquired in 2011, exercised the put option on their redeemable interest during the third quarter of 2016, at which time the redeemable interest in Ares Operating Group entities ceased to exist.
Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities increased $123.0 million, from $48.7 million for the year ended December 31, 2015 to $171.7 million for the year ended December 31, 2016. The fluctuation of net income attributable to non-controlling and redeemable interests in Ares Operating Group entities is consistent with the change in net income of the Company for those periods. The weighted average daily ownership for non-controlling and redeemable AOG unitholders was 62.0% for the year ended December 31, 2016 compared to 62.1% for the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Management Fees.  Total management fees increased by $147.9 million, or 30%, to $634.4 million for the year ended December 31, 2015 compared to year ended December 31, 2014. The adoption of new consolidation guidance led to the deconsolidation of certain funds effective January 1, 2015, as previously described. As a result, we no longer eliminated fees earned from these funds upon consolidation. Total management fees increased by $83.1 million due to deconsolidating funds for the year ended December 31, 2015 compared to the year ended December 31, 2014. The remaining increase of $64.8 million in management fees was primarily due to increases in fee-paying assets under management for the year ended December 31, 2015 compared to the year ended December 31, 2014.
Performance Fees.  Performance fees increased by $59.2 million, or 65%, to $150.6 million for the year ended December 31, 2015 compared to year ended December 31, 2014.  As a result of deconsolidating certain funds effective January 1, 2015, we no longer eliminated performance fees earned from these funds upon consolidation. Total performance fees increased by $112.6 million as a result of deconsolidating certain funds for the year ended December 31, 2015 compared to the year ended December 31, 2014. In addition, the Real Estate Group experienced increases in performance fees of $12.6 million compared to the year ended December 31, 2014. These increases were partially offset by decreases in the performance fees of funds across our Private Equity Group and Credit Group of $23.1 million and $6.6 million, respectively.
Administrative and Other Fees.  Administrative fees and other fees increased by $3.4 million, or 13%, to $29.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to an increase in administrative service fees associated with certain funds within the Credit Group. The increase was partially offset by a decrease in property management related fees within our Real Estate Group.
Expenses
Compensation and Benefits.  Compensation and benefits expenses decreased by $41.9 million, or 9%, to $414.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily due to a decrease in equity compensation expense for the year ended December 31, 2015 as the vesting of certain equity compensation awards was accelerated in connection with our initial public offering during the year ended December 31, 2014. Additionally, incentive-based compensation decreased as a result of aligning incentive compensation with each segment’s operating results. These decreases were partially offset by additional compensation and benefit expenses due to merit based increases and to increasing headcount, primarily related to additional personnel from our acquisitions.
Performance Fee Compensation.  Performance fee compensation decreased by $58.3 million, or 34%, to $111.7 million for the year ended December 31, 2015 compared to year ended December 31, 2014. The change in performance fee compensation was directly correlated with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $58.0 million, or 35%, to $224.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was driven primarily by $35.9 million in costs associated with a discontinued merger.  Additionally, expenses grew as a result of additional occupancy-related and support costs associated with employees hired in connection with our acquisitions.
Expenses of our Consolidated Funds.  Expenses of Consolidated Funds decreased by $48.7 million, or 73%, to $18.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The adoption of new consolidation guidance led to the deconsolidation of 56 funds effective January 1, 2015 as previously described. As a result, total expenses of Consolidated Funds decreased by $53.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was partially offset by $4.7 million of offering related expenses for new CLOs launched in late 2014.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net Interest and Investment Income (Expense). Net interest and investment expense of the Company increased by $3.5 million for the year ended December 31, 2015 compared to the prior year period. The increase in expense was due to additional interest expense of $10.3 million as a result of the issuance of our Senior Notes and the AFC II Notes in the fourth quarter of 2014 and the third quarter of 2015, respectively. The increase in expense was partially offset by an increase of interest and other income primarily as a result of an increase of $4.9 million from the deconsolidation of certain funds and $1.9 million from our underlying portfolio investments within ACOF III in the Private Equity Group.
Other Income (Expense), Net. Net other income (expense) of the Company increased by $24.1 million from a net expense of $2.4 million for the year ended December 31, 2014 to net other income of $21.7 million for the year ended December 31, 2015. The increase was primarily due to the revaluing of our contingent liabilities related to the EIF acquisition resulting in a net gain of $21.1 million.
Net Realized and Unrealized Gain (Loss) on Investments. Net investment gains of the Company decreased by $15.1 million to $17.0 million for the year ended December 31, 2015 compared to $32.1 million for the year ended December 31, 2014. The decrease in investment gains of the Company was primarily due to: (i) a decrease in net investment gains in the Private Equity Group special situations funds as a result of market depreciation of $16.6 million recognized during the year ended December 31, 2015 compared to market appreciation of $1.6 million recognized during the same period in 2014; (ii) a decrease in net investment gains of $5.1 million in Real Estate Group equity funds that experienced greater market appreciation during the year ended December 31, 2014 compared to the same period in 2015; and (iii) a decrease in net investment gains of $8.3 million from derivative instruments. The decrease was offset by $16.8 million of net realized and unrealized gains that were previously eliminated upon consolidation.
Net Interest and Investment Income of the Consolidated Funds. Net interest and investment income of the Consolidated Funds decreased by $232.9 million to $38.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease for the year ended December 31, 2015 was primarily attributable to a $820.5 million decrease in interest income due to the deconsolidation of certain funds based on the adoption of newly issued consolidation guidance. This decrease was partially offset by a $587.6 million reduction in interest expense for the year ended December 31, 2015, which was also a result of deconsolidation stemming from newly adopted consolidation guidance.
Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds. Net realized and unrealized gain (loss) on investments of the Consolidated Funds decreased by $537.9 million from a net investment gain of $513.3 million for the year ended December 31, 2014 compared to a net investment loss of $24.6 million for the year ended December 31, 2015. As a result of the deconsolidation of certain funds effective January 1, 2015, funds with net investment gains of $505.7 million for the year ended December 31, 2014 are no longer included in the our consolidated results. In addition, net investment gain (loss) attributable to our Private Equity funds decreased from a net investment gain of $42.8 million for the year ended December 31, 2014 to a net investment loss of $27.1 million in 2015. These decreases were partially offset by an increase in net investment gain (loss) from the Credit Group, which increased from a net investment loss of $35.3 million for the year ended December 31, 2014 to a net investment gain of $2.5 million in 2015.
Income Tax Expense.  Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income and performance fees are generally not subject to income tax.
Income tax expense was $19.1 million for the year ended December 31, 2015 compared to $11.3 million for the year ended December 31, 2014. The increase of $7.8 million was primarily driven by the following: (i) a $10.4 million increase in the Company’s pre-tax book income; (ii) a $5.3 million net benefit that was recognized in 2014 by the deconsolidated funds; and (iii) an increase in the Company’s entity level state and local income tax of $3.2 million.
Non-Controlling and Redeemable Interests. Net income attributable to non‑controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. For the years ended December 31, 2015 and 2014, net income attributable to non-controlling and redeemable interests in Ares Operating Group entities decreased $41.6 million, or 46%, from year ended December 31, 2014. The decrease is consistent with the 45% decrease in net income of the Company. Furthermore, the weighted average daily ownership percentage for the non-controlling AOG unit holders was 62.1% and 62.0% years ended December 31, 2015 and 2014, respectively.

Segment Analysis
Under GAAP, we are required to consolidate entities where we have both significant economics and the power to direct the activities of the entity that impact economic performance. For more information regarding consolidation principles, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report on Form 10‑K.
For segment reporting purposes, revenues and expenses are presented on a basis that excludes the results of our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are greater than those presented on a consolidated basis in accordance with GAAP because revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds.
Discussed below are our results of operations for each of our three reportable segments. In addition to the three segments, we separately discuss the OMG. This information is used by our management to make operating decisions, assess performance and allocate resources.

ENI and Other Measures
The following table sets forth FRE, PRE, ENI and DE on a segment basis and stand alone basis for the years ended December 31, 2016, 2015 and 2014. FRE, PRE, ENI and DE are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For a detailed reconciliation of these non-GAAP measures to our most comparable Consolidated GAAP financial measure, see Note 18, “Segment Reporting,” to our consolidated financial statements included in this Annual Report on Form 10‑K.

	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Favorable (Unfavorable)		Favorable (Unfavorable)
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$250,719	$237,667	$216,687	$13,052	5%	$20,980	10%
Private Equity Group	78,066	83,984	43,878	(5,918)	(7)%	40,106	91%
Real Estate Group	18,694	13,189	29,766	5,505	42%	(16,577)	(56)%
Segment fee related earnings	347,479	334,840	290,331	12,639	4%	44,509	15%
Operations Management Group	(175,129)	(157,848)	(143,067)	(17,281)	(11)%	(14,781)	(10)%
Stand alone fee related earnings	$172,350	$176,992	$147,264	(4,642)	(3)%	29,728	20%
Performance related earnings:
Credit Group	$70,691	$9,688	$43,306	61,003	NM	(33,618)	(78)%
Private Equity Group	113,571	12,670	80,791	100,901	NM	(68,121)	(84)%
Real Estate Group	19,752	17,778	17,845	1,974	11%	(67)	—%
Segment performance related earnings	204,014	40,136	141,942	163,878	NM	(101,806)	(72)%
Operations Management Group	(19,381)	(750)	—	(18,631)	NM	(750)	NM
Stand alone performance related earnings	$184,633	$39,386	$141,942	145,247	NM	(102,556)	(72)%
Economic net income:
Credit Group	$321,410	$247,355	$259,993	74,055	30%	(12,638)	(5)%
Private Equity Group	191,637	96,654	124,669	94,983	98%	(28,015)	(22)%
Real Estate Group	38,446	30,967	47,611	7,479	24%	(16,644)	(35)%
Segment economic net income	551,493	374,976	432,273	176,517	47%	(57,297)	(13)%
Operations Management Group	(194,510)	(158,598)	(143,067)	(35,912)	(23)%	(15,531)	(11)%
Stand alone economic net income	$356,983	$216,378	$289,206	140,605	65%	(72,828)	(25)%
Distributable earnings:
Credit Group	$302,683	$289,091	$294,955	13,592	5%	(5,864)	(2)%
Private Equity Group	148,996	91,800	76,190	57,196	62%	15,610	20%
Real Estate Group	24,191	17,615	10,460	6,576	37%	7,155	68%
Segment distributable earnings	475,870	398,506	381,605	77,364	19%	16,901	4%
Operations Management Group	(211,564)	(167,917)	(148,849)	(43,647)	(26)%	(19,068)	(13)%
Stand alone distributable earnings	$264,306	$230,589	$232,756	33,717	15%	(2,167)	(1)%

NM - Not Meaningful

Results of Operations by Segment
Credit Group
The following table sets forth certain statement of operations data and certain other data of our Credit Group segment for the periods presented.

	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Favorable (Unfavorable)		Favorable (Unfavorable)
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $121,181, $121,491, and $118,537 for the years ended December 31, 2016, 2015 and 2014, respectively)	$444,664	$432,769	$416,400	$11,895	3%	$16,369	4%
Other fees	9,953	414	1,192	9,539	NM	(778)	(65)%
Compensation and benefits	(177,071)	(167,735)	(176,709)	(9,336)	(6)%	8,974	5%
General, administrative and other expenses	(26,827)	(27,781)	(24,196)	954	3%	(3,585)	(15)%
Fee Related Earnings	250,719	237,667	216,687	13,052	5%	20,980	10%
Performance fees-realized	51,435	87,583	98,221	(36,148)	(41)%	(10,638)	(11)%
Performance fees-unrealized	22,851	(71,341)	(41,681)	94,192	NM	(29,660)	(71)%
Performance fee compensation-realized	(11,772)	(44,110)	(48,077)	32,338	73%	3,967	8%
Performance fee compensation-unrealized	(26,109)	36,659	11,059	(62,768)	NM	25,600	231%
Net performance fees	36,405	8,791	19,522	27,614	NM	(10,731)	(55)%
Investment income-realized	4,928	13,274	29,081	(8,346)	(63)%	(15,807)	(54)%
Investment income (loss)-unrealized	11,848	(15,731)	(12,430)	27,579	NM	(3,301)	(27)%
Interest and other investment income	26,119	10,429	10,688	15,690	150%	(259)	(2)%
Interest expense	(8,609)	(7,075)	(3,555)	(1,534)	(22)%	(3,520)	(99)%
Net investment income	34,286	897	23,784	33,389	NM	(22,887)	(96)%
Performance related earnings	70,691	9,688	43,306	61,003	NM	(33,618)	(78)%
Economic net income	$321,410	$247,355	$259,993	74,055	30%	(12,638)	(5)%
Distributable earnings	$302,683	$289,091	$294,955	13,592	5%	(5,864)	(2)%

NM - Not meaningful

Accrued performance fees for the Credit Group are comprised of the following:

	As of December 31,
	2016	2015
	(Dollars in thousands)
CLOs	$8,182	$27,063
CSF	26,416	10,075
ARCC	—	—
ACE II	16,427	24,670
ACE III	11,541	—
Other credit funds	42,386	25,994
Total Credit Group	$104,952	$87,802
Net performance fee revenues for the Credit Group are comprised of the following:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Realized	Unrealized	Net	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
CLOs	$31,347	$(18,379)	$12,968	$16,942	$(14,413)	$2,529	$24,982	$(18,144)	$6,838
CSF	—	16,341	16,341	60,000	(84,265)	(24,265)	16,494	(9,209)	7,285
ARCC	—	—	—	(417)	—	(417)	24,449	—	24,449
ACE II	12,124	(8,110)	4,014	1,916	19,659	21,575	—	2,899	2,899
ACE III	—	12,035	12,035	—	—	—	—	—	—
Other credit funds	7,964	20,964	28,928	9,142	7,678	16,820	32,148	(16,658)	15,490
Total Credit Group	$51,435	$22,851	$74,286	$87,583	$(71,341)	$16,242	$98,073	$(41,112)	$56,961
The following tables present the components of the change in performance fees - unrealized for the Credit Group:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$(31,347)	$13,234	$(266)	$(18,379)	$(16,942)	$4,119	$(1,590)	$(14,413)
CSF	—	16,341	—	16,341	(60,000)	—	(24,265)	(84,265)
ARCC	—	—	—	—	417	—	(417)	—
ACE II	(12,124)	4,014	—	(8,110)	(1,916)	21,575	—	19,659
ACE III	—	12,035	—	12,035	—	—	—	—
Other credit funds	(7,964)	30,666	(1,738)	20,964	(9,142)	18,786	(1,966)	7,678
Total Credit Group	$(51,435)	$76,290	$(2,004)	$22,851	$(87,583)	$44,480	$(28,238)	$(71,341)

	Year Ended December 31, 2014
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$(24,982)	$7,866	$(1,028)	$(18,144)
CSF	(16,494)	7,285	—	(9,209)
ARCC	(24,449)	24,449	—	—
ACE II	—	2,899	—	2,899
ACE III	—	—	—	—
Other credit funds	(32,148)	16,258	(768)	(16,658)
Total Credit Group	$(98,073)	$58,757	$(1,796)	$(41,112)

Credit Group—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Fee Related Earnings:
Fee related earnings increased $13.1 million, or 5%, to $250.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees increased by $11.9 million, or 3%, to $444.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in management fees was primarily driven by the launch of 11 funds subsequent to December 31, 2015 that increased fees by $11.9 million.
Management fees of the Credit Group include quarterly fees on the net investment income from ARCC (ARCC Part I Fees). Total ARCC management fees for the years ended December 31, 2016 and 2015 were $258.2 million and $255.8 million, respectively, of which $121.2 million and $121.5 million, respectively, were related to ARCC Part I Fees.
The effective management fee rate decreased by 0.07% from 1.13% for the year ended December 31, 2015, to 1.06% for the year ended December 31, 2016. ARCC Part I Fees contributed 0.29% and 0.32% towards the total effective management fee rate of the Credit Group for the years ended December 31, 2016 and 2015, respectively.
Other Fees. Other fees increased by $9.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, resulting from the introduction of a transaction fee earned from a new fund based on underwriting and originating activities.
Compensation and Benefits.  Compensation and benefits expenses increased by $9.3 million, or 6%, to $177.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Compensation and benefits expenses increased during the year ended December 31, 2016 primarily due to an increase in headcount, which drove increases in incentive based compensation and salary and benefit expenses. In addition, salary and benefits expenses increased in the current year due to merit based increases. Compensation and benefits expenses represented 39.8% of management fees for the year ended December 31, 2016 compared to 38.8% for the year ended December 31, 2015.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $1.0 million, or 3%, to $26.8 million for the year ended December 31, 2016, remaining relatively consistent with the year ended December 31, 2015.
Performance Related Earnings:
Performance related earnings increased $61.0 million to $70.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees increased by $27.6 million to $36.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in performance fees for the year ended December 31, 2016 was primarily driven by market appreciation in credit opportunities, U.S. direct lending and syndicated loans strategies as a result of strengthening credit markets. Additionally, net performance fees increased as a result of realizations from several CLOs in excess of unrealized amounts previously recognized during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Net Investment Income (Loss).  Net investment income increased by $33.4 million to $34.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was driven by overall improvements in the credit markets that resulted in unrealized market appreciation of $10.0 million and $4.2 million on investments in our syndicated loan funds and U.S. direct lending funds, respectively, offset by unrealized depreciation of $0.8 million on investments in our E.U. direct lending funds for the year ended December 31, 2016. In comparison, our investments in syndicated loan funds and U.S. direct lending funds experienced unrealized losses of $14.6 million and $0.4 million, respectively, for the year ended December 31, 2015. Additionally, $16.0 million of transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies is included in interest and other investment income for the year ended December 31, 2016 compared to transaction losses of $0.5 million for the year ended December 31, 2015.

Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased $74.1 million, or 30%, to $321.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of the fluctuations described above.
Distributable Earnings:
DE increased $13.6 million, or 5%, to $302.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. DE was positively impacted by increases in FRE of $13.1 million and an increase of $2.2 million in net realized investment and other income. The increases were partially offset by a decrease in net realized performance fees of $3.8 million.
Credit Group—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Fee Related Earnings:
Fee related earnings increased $21.0 million, or 10%, to $237.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees increased by $16.4 million, or 4%, to $432.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in management fees was primarily driven by 5 CLOs and 20 funds that generated combined management fees of $12.0 million in 2015, but had not yet begun generating fees in 2014. In addition, ARCC raised additional capital in the third quarter of 2014, resulting in incremental management fees of $6.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. These increases were partially offset by a $2.7 million decrease in management fees due to liquidating funds.
Management fees of the Credit Group include quarterly fees on the net investment income from ARCC (ARCC Part I Fees). Total ARCC management fees for the years ended December 31, 2015 and 2014 were $255.8 million and $246.5 million, respectively, of which $121.5 million and $118.5 million, respectively, were related to ARCC Part I Fees.
The effective management fee rate decreased by 0.03% from 1.16% for the year ended December 31, 2014, to 1.13% for the year ended December 31, 2015. ARCC Part I Fees contributed 0.32% and 0.33% towards the total effective fee rate of the Credit Group for the years ended December 31, 2015 and 2014, respectively.
Compensation and Benefits. Compensation and benefits expenses decreased by $9.0 million, or 5%, to $167.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was due to a reduction in incentive-based compensation, partially offset by additional compensation and benefit expenses due to merit based increases and increases in headcount primarily related to the FCC acquisition. Incentive-based compensation were lower as a result of decreasing operating results. Movements in incentive compensation are generally expected to correlate to operating performance. Compensation and benefits represented 38.8% of management fees for the year ended December 31, 2015 compared to 42.4% for the year ended December 31, 2014.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.6 million, or 15%, to $27.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily attributable to an increase in occupancy and office expenses to support additional staff associated with building out our commercial finance platform, Ares Commercial Finance, as well as to support future growth in personnel and geographical expansion. In addition, professional fees increased as a result of fund launches in the Credit Group during the latter half of 2015.
Performance Related Earnings:
Performance related earnings decreased $33.6 million to $9.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees. Net performance fees decreased by $10.7 million to $8.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in performance fees for the year ended December 31, 2015 was primarily driven by weakening credit markets, which began in the second half of 2014 as commodity prices came under pressure, and broadened into the general credit market as concerns around the strength of the global economy grew. During the year ended December 31, 2015, CSF and certain other funds reversed unrealized performance fees as market prices weakened.

Additionally, certain other Credit Group funds did not generate performance fees because these funds’ returns did not exceed their hurdle rates as of December 31, 2015, which negatively impacted performance fees compared to the prior year.
Net Investment Income. Net investment income decreased by $22.9 million from net investment income of $23.8 million for the year ended December 31, 2014 to $0.9 million for the year ended December 31, 2015. The decrease was primarily due to weakness in the credit markets during 2015, which resulted in unrealized market depreciation on certain investments within our syndicated loans and credit opportunities funds, and higher interest expense of $3.5 million, resulting from the issuance of our Senior Notes and the AFC II Notes during the fourth quarter of 2014 and the third quarter of 2015, respectively.
Economic Net Income:
Economic net income decreased $12.6 million, or 5%, to $247.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of the fluctuations described above.
Distributable Earnings:
DE decreased $5.9 million, or 2%, to $289.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. DE was negatively impacted by decreases in net realized performance fees and net realized investment and other income of $6.7 million and $19.6 million, respectively, partially offset by a $21.0 million increase in FRE.

Credit Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending(1)	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$17,617	$3,303	$3,715	$3,103	$23,592	$9,056	$60,386
Net new par/ equity commitments	624	1,664	281	905	751	1,228	5,453
Net new debt commitments	2,287	—	—	—	2,411	332	5,030
Distributions	(3,410)	(459)	(923)	(106)	(6,269)	(801)	(11,968)
Change in fund value	142	470	231	352	625	(255)	1,565
Balance at 12/31/2016	$17,260	$4,978	$3,304	$4,254	$21,110	$9,560	$60,466
Average AUM(2)	$17,162	$4,217	$3,365	$3,743	$22,299	$9,511	$60,297

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2014	$20,175	$3,076	$5,479	$1,719	$23,115	$5,535	$59,099
Net new par/ equity commitments	(13)	502	14	1,716	1,537	3,560	7,316
Net new debt commitments	2,949	—	302	—	2,051	1,252	6,554
Distributions	(4,949)	(213)	(1,915)	(201)	(3,654)	(1,017)	(11,949)
Change in fund value	(545)	(62)	(165)	(131)	543	(274)	(634)
Balance at 12/31/2015	$17,617	$3,303	$3,715	$3,103	$23,592	$9,056	$60,386
Average AUM(2)	$19,605	$3,281	$4,533	$2,804	$24,179	$6,573	$60,975

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2013	$16,978	$2,092	$5,662	$1,674	$22,004	$5,489	$53,899
Acquisitions	—	—	—	—	37	—	37
Net new par/ equity commitments	1,214	1,246	31	372	732	528	4,123
Net new debt commitments	6,559	—	—	54	321	336	7,270
Distributions	(3,691)	(289)	(237)	(375)	(568)	(590)	(5,750)
Change in fund value	(885)	27	23	(6)	589	(228)	(480)
Balance at 12/31/2014	$20,175	$3,076	$5,479	$1,719	$23,115	$5,535	$59,099
Average AUM(2)	$18,577	$2,584	$5,571	$1,697	$22,560	$5,512	$56,501

(1) Distributions of $6.3 billion in 2016 includes $4.8 billion reduction in leverage related to the paydown associated with SSLP.
(2) For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average AUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.

Credit Group—Fee Paying AUM
The tables below provides the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2015	$17,180	$3,303	$2,606	$2,558	$10,187	$4,091	$39,925
Commitments	1,985	1,537	62	7	40	—	3,631
Subscriptions/deployment/increase in leverage	24	127	366	379	1,423	1,393	3,712
Redemptions/distributions/decrease in leverage	(3,239)	(459)	(492)	(112)	(928)	(585)	(5,815)
Change in fund value	48	470	223	296	570	(291)	1,316
Change in fee basis	—	—	(60)	—	—	—	(60)
FPAUM Balance at 12/31/2016	$15,998	$4,978	$2,705	$3,128	$11,292	$4,608	$42,709
Average FPAUM(1)	$16,234	$4,217	$2,569	$2,805	$10,640	$4,473	$40,938

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2014	$16,236	$3,075	$3,943	$1,602	$9,400	$3,018	$37,274
Commitments	3,284	341	60	11	421	—	4,117
Subscriptions/deployment/increase in leverage	122	97	164	1,102	1,088	1,566	4,139
Redemptions/distributions/decrease in leverage	(2,252)	(213)	(882)	(218)	(1,254)	(423)	(5,242)
Change in fund value	(281)	(123)	(283)	(53)	793	(110)	(57)
Change in fee basis	71	126	(396)	114	(261)	40	(306)
FPAUM Balance at 12/31/2015	$17,180	$3,303	$2,606	$2,558	$10,187	$4,091	$39,925
Average FPAUM(1)	$16,533	$3,256	$3,290	$2,261	$9,525	$3,463	$38,328

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2013	$18,354	$2,035	$3,582	$1,367	$8,080	$2,297	$35,715
Commitments	3,029	—	—	—	250	—	3,279
Subscriptions/deployment/increase in leverage	951	1,282	452	630	936	1,523	5,774
Redemptions/distributions/decrease in leverage	(5,960)	(291)	(254)	(403)	(535)	(728)	(8,171)
Change in fund value	(138)	49	163	8	669	(74)	677
FPAUM Balance at 12/31/2014	$16,236	$3,075	$3,943	$1,602	$9,400	$3,018	$37,274
Average FPAUM(1)	$17,295	$2,555	$3,763	$1,485	$8,740	$2,658	$36,496

(1) For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average FPAUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.

The table below breaks out fee paying AUM for the Credit Group by its respective components for each period:

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Fee paying AUM based on capital commitments	$240	$176	$—
Fee paying AUM based on invested capital	5,921	4,150	2,921
Fee paying AUM based on market value/other	23,683	22,121	12,563
Fee paying AUM based on collateral balances, at par	12,865	13,478	21,790
Total fee paying AUM	$42,709	$39,925	$37,274

Credit Group fee paying AUM may vary from AUM for variety of reasons. The reconciliation of AUM to fee paying AUM for the Credit Group is presented below for each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
AUM	$60,466	$60,386	$59,099
Non fee paying debt	(2,610)	(3,082)	(5,083)
General partner and affiliates	(502)	(198)	(210)
Undeployed	(7,129)	(7,318)	(5,840)
Market value/other	(950)	(734)	(361)
Fees not activated	(614)	—	—
Fees deactivated	(16)	—	(67)
Indirect fee earning AUM	(5,936)	(9,129)	(10,264)
Fee paying AUM	$42,709	$39,925	$37,274

Credit Group—Fund Performance Metrics as of December 31, 2016
The Credit Group managed 133 funds as of December 31, 2016 across the liquid and illiquid credit strategies. ARCC contributed approximately 58% of the Credit Group’s total management fees for the year ended December 31, 2016. In addition to ARCC, we have eight significant funds which contributed approximately 9% of the Credit Group’s management fees for the year ended December 31, 2016. Our significant funds include Ares Credit Strategies Fund I (“CSF”), a managed account with a flexible and opportunistic mandate to invest in corporate credit funds; ARCC, a publicly-traded business development company that principally originates and invests in first lien senior secured loans, second lien secured loans and mezzanine debt in the United States; Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund focused on direct lending to European middle market companies; Ares Capital Europe III, L.P. (“ACE III”), a 2015 vintage commingled fund focused on direct lending to European middle market companies; Ares ELIS XI, Ltd. ("ELIS XI"), a 2013 vintage separately managed account focused on syndicated loans in the United States; two sub-advised funds; and two separately managed accounts over which we exercise sole investment discretion. We do not present fund performance metrics for significant funds with less than two years of historical information.
The following table presents the performance data for our significant funds in the Credit Group that are not drawdown funds:

		As of December 31, 2016
			Returns(%)(1)
	Year of	AUM	Current Quarter		Year-To-Date		Since Inception(2)
Fund	Inception	(in millions)	Gross	Net	Gross	Net	Gross	Net	Investment Strategy
ARCC(3)	2004	$10,603	N/A	1.5	N/A	9.4	N/A	11.8	U.S. Direct Lending
Sub-advised Client A(4)	2007	$711	1.7	1.6	12.5	12.1	7.9	7.6	High Yield
Sub-advised Client B(4)	2009	$681	2.0	1.9	8.8	8.3	6.6	6.1	Syndicated Loans
ELIS XI(4)	2013	$628	1.7	1.6	8.7	8.1	3.3	2.7	Syndicated Loans
Separately Managed Account Client A	2015	$1,056	N/A	N/A	N/A	N/A	N/A	N/A	Structured Credit
Separately Managed Account Client B	2016	$776	N/A	N/A	N/A	N/A	N/A	N/A	High Yield

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this annual report.

(4)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.

The following table presents the performance data of our significant drawdown funds:

			As of December 31, 2016 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(2)	Unrealized Value(3)	Total Value	MoIC		IRR(%)
Fund								Gross(4)	Net(5)	Gross(6)	Net(7)	Investment Strategy
CSF(1)	2008	$388	$1,500	$1,500	$2,138	$362	$2,500	1.9x	1.7x	12.9	10.0	Credit Opportunities
ACE II(8)	2013	$1,529	$1,216	$938	$163	$972	$1,135	1.3x	1.2x	10.1	7.2	E.U. Direct Lending
ACE III(9)	2015	$3,906	$2,822	$753	$18	$801	$819	1.1x	1.1x	N/A	N/A	E.U. Direct Lending

(1)	The AUM for CSF, a fund of funds, includes AUM that has been committed to other Ares funds.

(2)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(3)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

(4)
The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The gross MoIC is before giving effect to management fees, performance fees as applicable and other expenses.

(5)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, performance fees as applicable and other expenses.

(6)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. Gross IRRs are calculated before giving effect to management fees, performance fees as applicable, and other expenses.

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

(8)
ACE II is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and gross and net MoIC presented in the chart are for the U.S. dollar denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the Euro denominated feeder fund are 13.4% and 10.0%, respectively. The gross and net MoIC for the Euro denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs and the net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. dollar denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

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

	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Favorable (Unfavorable)		Favorable (Unfavorable)
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Management fees	$147,790	$152,104	$93,963	$(4,314)	(3)%	$58,141	62%
Other fees	1,544	1,406	219	138	10%	1,187	NM
Compensation and benefits	(57,012)	(54,231)	(40,229)	(2,781)	(5)%	(14,002)	(35)%
General, administrative and other expenses	(14,256)	(15,295)	(10,075)	1,039	7%	(5,220)	(52)%
Fee Related Earnings	78,066	83,984	43,878	(5,918)	(7)%	40,106	91%
Performance fees-realized	230,162	24,849	46,417	205,313	NM	(21,568)	(46)%
Performance fees-unrealized	188,287	87,809	119,156	100,478	114%	(31,347)	(26)%
Performance fee compensation-realized	(184,072)	(19,255)	(32,522)	(164,817)	NM	13,267	41%
Performance fee compensation-unrealized	(149,956)	(74,598)	(97,658)	(75,358)	(101)%	23,060	24%
Net performance fees	84,421	18,805	35,393	65,616	NM	(16,588)	(47)%
Investment income-realized	18,773	6,840	21,154	11,933	174%	(14,314)	(68)%
Investment income (loss)-unrealized	(613)	(13,205)	23,424	12,592	95%	(36,629)	NM
Interest and other investment income	16,579	6,166	4,745	10,413	169%	1,421	30%
Interest expense	(5,589)	(5,936)	(3,925)	347	6%	(2,011)	(51)%
Net investment income (loss)	29,150	(6,135)	45,398	35,285	NM	(51,533)	NM
Performance related earnings	113,571	12,670	80,791	100,901	NM	(68,121)	(84)%
Economic net income	$191,637	$96,654	$124,669	94,983	98%	(28,015)	(22)%
Distributable earnings	$148,996	$91,800	$76,190	57,196	62%	15,610	20%

NM - Not meaningful

Accrued performance fees for the Private Equity Group are comprised of the following:

	As of December 31,
	2016	2015
	(Dollars in thousands)
ACOF III	$342,958	$338,384
ACOF IV	234,207	52,635
Other funds	46,684	44,542
Total Private Equity Group	$623,849	$435,561

Net performance fee revenues for the Private Equity Group are comprised of the following:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Realized	Unrealized	Net	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
ACOF III	$161,216	$4,574	$165,790	$4,925	$90,420	$95,345	$9,689	$106,727	$116,416
ACOF IV	41,807	181,571	223,378	10,545	9,512	20,057	—	43,123	43,123
Other funds	27,139	2,142	29,281	9,380	(12,122)	(2,742)	36,728	(30,694)	6,034
Total Private Equity Group	$230,162	$188,287	$418,449	$24,850	$87,810	$112,660	$46,417	$119,156	$165,573

The following tables present the components of the change in performance fees - unrealized for the Private Equity Group:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF III	$(161,216)	$165,790	$—	$4,574	$(4,925)	$95,345	$—	$90,420
ACOF IV	(41,807)	223,378	—	181,571	(10,545)	20,057	—	9,512
Other funds	(27,139)	32,207	(2,926)	2,142	(9,380)	10,262	(13,004)	(12,122)
Total Private Equity Group	$(230,162)	$421,375	$(2,926)	$188,287	$(24,850)	$125,664	$(13,004)	$87,810

	Year Ended December 31, 2014
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF III	$(9,689)	$116,416	$—	$106,727
ACOF IV	—	43,123	—	43,123
Other funds	(36,728)	9,976	(3,942)	(30,694)
Total Private Equity Group	$(46,417)	$169,515	$(3,942)	$119,156

Private Equity Group—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Fee Related Earnings:
Fee related earnings decreased $5.9 million, or 7%, to $78.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees decreased by $4.3 million, or 3%, to $147.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily attributable to the absence of management fees from Ares Corporate Opportunities Fund II, L.P. (“ACOF II”) in the current year, from which we generated $3.8 million of fees in the year ended December 31, 2015. In connection with an extension of ACOF II’s term for one year, we agreed to waive management fees starting in the first quarter of 2016. The effective management fee rate decreased by 0.01% from 1.27% for the year ended December 31, 2015, to 1.26% for the year ended December 31, 2016.
Compensation and Benefits.  Compensation and benefits expenses increased by $2.8 million, or 5%, to $57.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase is primarily due to an increase in salary and benefits expenses, which were higher due to merit based increases and an increase in headcount in anticipation of Ares Corporate Opportunities Fund V, L.P. ("ACOF V") capital deployment. Additionally, incentive based compensation increased in the current year. Compensation and benefits expenses represented 38.6% of management fees for the year ended December 31, 2016 compared to 35.7% for year ended December 31, 2015.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $1.0 million, or 7%, to $14.3 million for the year ended December 31, 2016 compared to the prior year. The decrease was due to the timing of various services delivered over both years. We expect general, administrative and other expenses to increase in 2017 as capital is deployed in ACOF V.
Performance Related Earnings:
Performance related earnings increased $100.9 million to $113.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Performance related earnings were impacted by fluctuations of the following components:
 Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees increased by $65.6 million to $84.4 million for the year ended December 31, 2016 compared to $18.8 million for the year ended December 31, 2015. The increase in net performance fees for the year ended December 31, 2016 was primarily driven by increases in the valuation of certain underlying portfolio companies within certain of our Private Equity Group’s funds.
Net Investment Income (Loss).  Net investment income (loss) increased by $35.3 million from a net investment loss of $6.1 million for the year ended December 31, 2015 to net investment income of $29.2 million for the year ended December 31, 2016. Net investment income of $29.2 million for the year ended December 31, 2016 was primarily comprised of $15.6 million and $12.6 million of dividends and net realized gains from sales of ACOF III portfolio companies, respectively. In comparison, there was a $6.1 million net investment loss for the year ended December 31, 2015, primarily as a result of net realized and unrealized losses of $17.9 million and $9.8 million on certain investments in the special situations funds and an Asian corporate private equity fund, respectively. These losses were offset by unrealized gains of $21.2 million on certain investments in North America and Europe driven by unrealized appreciation of the fair values of certain underlying investments.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased $95.0 million, or 98%, to $191.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of the fluctuations described above.

Distributable Earnings:
DE increased $57.2 million, or 62%, to $149.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. DE was positively impacted by increases in net realized performance fees and net realized investment and other income of $40.5 million and $23.0 million, respectively. The increases were partially offset by a $5.9 million decrease in FRE.

Private Equity Group—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Fee Related Earnings:
Fee related earnings increased $40.1 million, or 91%, to $84.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $58.1 million, or 62%, to $152.1 million for the year ended December 31, 2015 compared to 2014. The increase was primarily attributable to incremental fees of $56.5 million related to new management fee contracts acquired in connection with the acquisition of EIF in the first quarter of 2015 and the launch of a successor special situations fund which generated an additional $3.7 million in management fees for the year ended December 31, 2015. The increase was partially offset by a $1.7 million decrease due to the sale of portfolio company investments in ACOF II, reducing invested capital on which fees are earned. The effective management fee rate increased by 0.01% from 1.28% for the year ended December 31, 2014, to 1.27% for the year ended December 31, 2015.
Compensation and Benefits.  Compensation and benefits expenses increased by $14.0 million, or 35%, to $54.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily driven by incremental compensation expenses from the addition of personnel in connection with the EIF acquisition, as well as merit based increases. Compensation and benefits expenses represented 35.7% of management fees for the year ended December 31, 2015 compared to 42.8% for year ended December 31, 2014.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $5.2 million, or 52%, to $15.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily attributable to increases in occupancy and office expenses related to additional personnel associated with the EIF acquisition.
Performance Related Earnings:
Performance related earnings decreased $68.1 million to $12.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Performance related earnings were impacted by fluctuations of the following components:
 Net Performance Fees.  Net performance fees decreased by $16.6 million, or 47%, to $18.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in net performance fees for the year ended December 31, 2015 was primarily driven by decreases in the valuation of certain underlying portfolio companies within certain of our Private Equity Group’s funds.
Net Investment Income (Loss).  Net investment income (loss) decreased by $51.5 million from net investment income of $45.4 million for the year ended December 31, 2014 to a net investment loss of $6.1 million for the year ended December 31, 2015. The decrease in net investment income for the year ended December 31, 2015 was driven by net investment losses of $32.6 million and $23.0 million in a corporate private equity fund with investments based in Asia and the special situations funds, respectively, primarily due to decreases in market values of certain portfolio companies and underlying assets.
Economic Net Income:
Economic net income decreased $28.0 million, or 22%, to $96.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of the fluctuations described above.

Distributable Earnings:
DE increased $15.6 million, or 20%, to $91.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. DE was positively impacted by an increase in FRE of $40.1 million, partially offset by decreases in net realized performance fees and net realized investment and other income of $8.3 million and $14.9 million, respectively.

Private Equity Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Corporate Private Equity(1)	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2015	$15,908	$5,207	$1,863	$22,978
Net new equity commitments	2,184	130	—	2,314
Distributions	(1,886)	(372)	(261)	(2,519)
Change in fund value	1,956	178	134	2,268
Balance at 12/31/2016	$18,162	$5,143	$1,736	$25,041
Average AUM(3)	$17,651	$5,102	$1,800	$24,553

	Corporate Private Equity(2)	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2014	$10,135	$—	$1,952	$12,087
Acquisitions	—	4,581	—	4,581
Net new equity commitments	5,696	594	410	6,700
Distributions	(728)	(292)	(61)	(1,081)
Change in fund value	805	324	(438)	691
Balance at 12/31/2015	$15,908	$5,207	$1,863	$22,978
Average AUM(3)	$11,366	$3,717	$2,032	$17,115

	Corporate Private Equity	Special Situations	Total Private Equity Group
Balance at 12/31/2013	$9,862	$1,523	$11,385
Net new equity commitments	—	668	668
Distributions	(593)	(300)	(893)
Change in fund value	866	61	927
Balance at 12/31/2014	$10,135	$1,952	$12,087
Average AUM(3)	$9,999	$1,738	$11,737

(1)	Net new equity commitments in 2016 includes $2.1 billion of commitments to ACOF V.

(2)	Net new equity commitments in 2015 represents commitments to ACOF V.

(3)
For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average AUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.

Private Equity Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM, previously referred to as fee earning AUM, for the Private Equity Group for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2015	$6,957	$4,454	$1,051	$12,462
Commitments	29	130	—	159
Subscriptions/deployment/increase in leverage	52	45	(4)	93
Redemptions/distributions/decrease in leverage	(288)	(46)	(331)	(665)
Change in fund value	—	(80)	(88)	(168)
Change in fee basis	(296)	(271)	—	(567)
FPAUM Balance at 12/31/2016	$6,454	$4,232	$628	$11,314
Average FPAUM(1)	$6,652	$4,306	$842	$11,800

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2014	$7,172	$—	$530	$7,702
Acquisitions	—	4,046	—	4,046
Commitments	—	523	—	523
Subscriptions/deployment/increase in leverage	39	134	518	691
Redemptions/distributions/decrease in leverage	(149)	(247)	(18)	(414)
Change in fund value	—	(2)	(29)	(31)
Change in fee basis	(105)	—	50	(55)
FPAUM Balance at 12/31/2015	$6,957	$4,454	$1,051	$12,462
Average FPAUM(1)	$7,031	$3,265	$859	$11,155

	Corporate Private Equity	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2013	$7,212	$643	$7,855
Subscriptions/deployment/increase in leverage	322	106	428
Redemptions/distributions/decrease in leverage	(362)	(107)	(469)
Change in fund value	—	84	84
Change in fee basis	—	(196)	(196)
FPAUM Balance at 12/31/2014	$7,172	$530	$7,702
Average FPAUM(1)	$7,192	$587	$7,779

(1) For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average AUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.
The components of fee paying AUM for the Private Equity Group are presented below for each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Fee paying AUM based on capital commitments	$4,980	$6,562	$4,555
Fee paying AUM based on invested capital	6,334	5,900	3,147
Total fee paying AUM	$11,314	$12,462	$7,702

Private Equity Group fee paying AUM may vary from AUM for variety of reasons. The reconciliation of AUM to fee paying AUM for the Private Equity Group is presented below for each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
AUM	$25,041	$22,978	$12,087
General partner and affiliates	(972)	(1,019)	(740)
Undeployed/undrawn commitments	(1,713)	(1,758)	(1,895)
Market value/other	(2,858)	(2,143)	(1,552)
Fees not activated	(7,600)	(5,446)	—
Fees deactivated	(584)	(150)	(198)
Fee paying AUM	$11,314	$12,462	$7,702

Private Equity Group—Fund Performance Metrics as of December 31, 2016
The Private Equity Group managed 23 commingled funds and related co-investment vehicles as of December 31, 2016. ACOF III, ACOF IV, U.S. Power Fund III (“USPF III”) and U.S. Power Fund IV (“USPF IV”), each considered a significant fund, combined for approximately 84% of the Private Equity Group’s management fees for the year ended December 31, 2016. Our Corporate Private Equity funds focus on majority or shared‑control investments, principally in under‑capitalized companies in North America, Europe and Asia. ACOF III is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while ACOF IV is in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long‑term, stable cash‑flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV, acquired in connection with the acquisition of EIF in January 2015, are in harvest mode and deployment mode, respectively.
The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

			As of December 31, 2016 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)	Investment Strategy
USPF III	2007	$1,406	$1,350	$1,808	$1,280	$1,397	$2,677	1.5x	1.5x	9.1	6.5	U.S. Power and Energy Infrastructure
ACOF III	2008	$3,738	$3,510	$3,867	$5,517	$3,336	$8,853	2.3x	2.0x	30.3	22.0	Corporate Private Equity
USPF IV	2010	$1,951	$1,688	$1,623	$649	$1,673	$2,322	1.4x	1.4x	14.4	11.5	U.S. Power and Energy Infrastructure
ACOF IV	2012	$5,838	$4,700	$3,306	$786	$4,391	$5,177	1.6x	1.4x	22.4	14.2	Corporate Private Equity

(1)	Realized proceeds represents the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, performance fees as applicable and other expenses.

(4)
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

(6)
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
Real Estate Group
The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Favorable (Unfavorable)		Favorable (Unfavorable)
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Management fees	$66,997	$66,045	$87,683	$952	1%	$(21,638)	(25)%
Other fees	854	2,779	4,889	(1,925)	(69)%	(2,110)	(43)%
Compensation and benefits	(39,033)	(40,591)	(47,174)	1,558	4%	6,583	14%
General, administrative and other expenses	(10,124)	(15,044)	(15,632)	4,920	33%	588	4%
Fee Related Earnings	18,694	13,189	29,766	5,505	42%	(16,577)	(56)%
Performance fees-realized	11,401	9,516	1,856	1,885	20%	7,660	NM
Performance fees-unrealized	17,334	15,179	17,408	2,155	14%	(2,229)	(13)%
Performance fee compensation-realized	(2,420)	(1,826)	—	(594)	(33)%	(1,826)	NM
Performance fee compensation-unrealized	(13,517)	(8,553)	(2,830)	(4,964)	(58)%	(5,723)	(202)%
Net performance fees	12,798	14,316	16,434	(1,518)	(11)%	(2,118)	(13)%
Investment income-realized	931	2,658	2,344	(1,727)	(65)%	314	13%
Investment income (loss)-unrealized	5,418	1,522	(61)	3,896	256%	1,583	NM
Interest and other investment income	1,661	259	265	1,402	NM	(6)	(2)%
Interest expense	(1,056)	(977)	(1,137)	(79)	(8)%	160	14%
Net investment income	6,954	3,462	1,411	3,492	101%	2,051	145%
Performance related earnings	19,752	17,778	17,845	1,974	11%	(67)	< (1)%
Economic net income	$38,446	$30,967	$47,611	7,479	24%	(16,644)	(35)%
Distributable earnings	$24,191	$17,615	$10,460	6,576	37%	7,155	68%

NM - Not Meaningful

Accrued performance fees for the Real Estate Group are comprised of the following:

	As of December 31,
	2016	2015
	(Dollars in thousands)
EPEP	$10,773	$11,354
US VIII	12,575	3,092
EU IV	4,052	—
Other real estate funds	11,228	4,042
Subtotal	38,628	18,488
Other fee generating funds(1)	16,675	24,623
Total Real Estate Group	$55,303	$43,111

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
Net performance fee revenues for the Real Estate Group are comprised of the following:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Realized	Unrealized	Net	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
EPEP	$3,624	$1,253	$4,877	$—	$7,783	$7,783	$—	$3,979	$3,979
US VIII	—	9,482	9,482	—	2,393	2,393	—	699	699
EU IV	—	4,052	4,052	—	—	—	—	—	—
Other real estate funds	410	7,435	7,845	3,044	4,079	7,123	—	—	—
Subtotal	4,034	22,222	26,256	3,044	14,255	17,299	—	4,678	4,678
Other fee generating funds(1)	7,367	(4,888)	2,479	6,472	924	7,396	1,856	12,730	14,586
Total Real Estate Group	$11,401	$17,334	$28,735	$9,516	$15,179	$24,695	$1,856	$17,408	$19,264

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
The following tables present the components of the change in performance fees - unrealized for the Real Estate Group:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP	$(3,624)	$4,877	$—	$1,253	$—	$7,783	$—	$7,783
US VIII	—	9,482	—	9,482	—	2,393	—	2,393
EU IV	—	4,052	—	4,052	—	—	—	—
Other real estate funds	(410)	8,579	(734)	7,435	(3,044)	7,123	—	4,079
Subtotal	(4,034)	26,990	(734)	22,222	(3,044)	17,299	—	14,255
Other fee generating funds(1)	(7,367)	4,093	(1,614)	(4,888)	(6,472)	7,527	(131)	924
Total Real Estate Group	$(11,401)	$31,083	$(2,348)	$17,334	$(9,516)	$24,826	$(131)	$15,179

	Year Ended December 31, 2014
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP	$—	$3,979	$—	$3,979
US VIII	—	699	—	699
EU IV	—	—	—	—
Other real estate funds	—	—	—	—
Subtotal	—	4,678	—	4,678
Other fee generating funds(1)	(1,856)	14,586	—	12,730
Total Real Estate Group	$(1,856)	$19,264	$—	$17,408

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Fee Related Earnings:
Fee related earnings increased $5.5 million, or 42%, to $18.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $1.0 million, or 1%, to $67.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase is primarily attributable to the launch of Ares European Property Enhancement Program II, L.P. ("EPEP II"), which began generating fees in 2016. The effective management fee rate decreased from 1.02% for the year ended December 31, 2015, to 0.98% for the year ended December 31, 2016. For certain U.S. equity funds, we earn a portion of our management fees on the cost basis of the unrealized investments and a portion on the unfunded commitments to the funds. The decrease in the management fee rates is a result of additional capital raised for those funds that earn a portion of their fees on unfunded commitments, increasing our fee-earning base, however at a lower rate. We expect management fees and the effective rate to increase as capital is deployed.
Compensation and Benefits.  Compensation and benefits expenses decreased by $1.6 million, or 4%, to $39.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease is primarily a result of a reduction in headcount, including a reorganization of the group's management team. This was partially offset by an increase in incentive based compensation driven by expanding fee related earnings. Compensation and benefits expenses represented 58.3% of management fees for the year ended December 31, 2016 compared to 61.5% for the year ended December 31, 2015.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $4.9 million, or 33%, to $10.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Cost reduction measures resulted in lower travel related expenses, professional services expenses and occupancy expenses compared to the prior year.
Performance Related Earnings:
Performance related earnings increased by $2.0 million to $19.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees.  Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and performance fee compensation.
Net performance fees decreased by $1.5 million, or 11%, to $12.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in net performance fees for the year ended December 31, 2016 was primarily driven by an increase in performance fee compensation expense as a percentage of performance fees. Other incentive fee generating funds, while generating positive returns, experienced diminishing returns in comparison to the prior year. The decrease was offset by funds generating performance fees for the first time, including Ares European Real Estate Fund IV (“EU IV”), which generated $1.6 million net performance fees in 2016.
Net Investment Income (Loss).  Net investment income increased by $3.5 million to $7.0 million for the year ended December 31, 2016 compared to $3.5 million for the year ended December 31, 2015. The increase in net investment income was primarily due to increases in valuations of the underlying assets. Our investments in U.S. and E.U. equity funds experienced unrealized market appreciation of $4.6 million and $1.4 million, respectively, for the year ended December 31, 2016 compared to $1.4 million and $0.1 million, respectively, for the year ended December 31, 2015. Of the $4.6 million of unrealized gains in our investments in U.S. equity funds for the year ended December 31, 2016, $2.4 million is attributable to our investment in Ares US Real Estate Fund VIII ("US VIII").
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased $7.5 million, or 24%, to $38.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of the fluctuations described above.

Distributable Earnings:
DE increased $6.6 million, or 37%, to $24.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. DE was positively impacted by an increase in FRE of $5.5 million and an increase of $1.3 million in net realized performance fees.
Real Estate Group—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Fee Related Earnings:
Fee related earnings decreased $16.6 million, or 56%, to $13.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees decreased by $21.6 million, or 25%, to $66.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was driven by (i) the termination of certain U.S. debt management fee contracts, which reduced management fees by $3.3 million, (ii) fund liquidations occurring during 2015, including EU II and EU III, which decreased fees by $4.4 million and $5.2 million, respectively, (iii) a declining fee basis in certain Real Estate Group equity funds due to sales of investments and distributions, which reduced management fees by $2.9 million and (iv) one-time catch up fees earned by EU IV and U.S. VIII in 2014 attributable to 2013 of $4.5 million and $1.7 million, respectively. The decrease was partially offset by new funds that launched subsequent to December 31, 2014, which increased fees by $4.3 million. The effective management fee rate decreased from 1.35% (net of the impact of 0.10% from one-time catch up fees) for the year ended December 31, 2014, to 1.02% (1.06% excluding unfunded commitments earning fees) for the year ended December 31, 2015. For the year ended December 31, 2014, there were no unfunded commitments earning management fees.
Compensation and Benefits.  Compensation and benefits expenses decreased by $6.6 million, or 14%, to $40.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease reflects a change in incentive-based compensation resulting from the alignment of incentive compensation with each segment’s operating results. The decrease was partially offset by merit based increases and increases in headcount. Compensation and benefits expenses represented 61.5% of management fees for the year ended December 31, 2015 compared to 53.8% (adjusted to exclude one-time catchup fees of $6.2 million from management fees) for the year ended December 31, 2014.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.6 million, or 4%, to $15.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the consolidation of certain offices in the United States and United Kingdom.
Performance Related Earnings:
Performance related earnings decreased $0.1 million to $17.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees.  Net performance fees decreased by $2.1 million, or 13%, to $14.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in net performance fees for the year ended December 31, 2015 was primarily driven by several incentive fee generating funds experiencing diminished returns in comparison to the prior year.
Net Investment Income.  Net investment income increased by $2.1 million to $3.5 million for the year ended December 31, 2015 compared to $1.4 million for the year ended December 31, 2014. The increase in net investment income was primarily due to higher unrealized market appreciation, including increases of $0.9 million and $0.5 million in unrealized appreciation of the underlying assets of U.S. VIII and AREA European Property Enhancement Program, L.P. ("EPEP"), respectively.
Economic Net Income:
Economic net income decreased $16.6 million, or 35%, to $31.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of the fluctuations described above.

Distributable Earnings:
DE increased $7.2 million, or 68%, to $17.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. DE was positively impacted by an increase in net realized performance fees of $5.8 million, as well as a $17.4 million decrease in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs that are excluded from FRE but are reductions from DE. These increases were partially offset by a $16.6 million decrease in FRE.

Real Estate Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$4,617	$3,059	$2,592	$10,268
Net new equity commitments	355	470	15	840
Net new debt commitments	—	—	225	225
Distributions	(1,125)	(357)	(331)	(1,813)
Change in fund value	259	(72)	45	232
Balance at 12/31/2016	$4,106	$3,100	$2,546	$9,752
Average AUM	$4,444	$3,143	$2,557	$10,144

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2014	$4,595	$2,961	$3,019	$10,575
Net new equity commitments	732	755	(159)	1,328
Net new debt commitments	—	—	105	105
Distributions	(1,037)	(619)	(416)	(2,072)
Change in fund value	327	(38)	43	332
Balance at 12/31/2015	$4,617	$3,059	$2,592	$10,268
Average AUM	$4,505	$2,983	$2,694	$10,182

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2013	$3,801	$2,940	$1,980	$8,721
Acquisitions	—	—	(216)	(216)
Net new equity commitments	846	819	877	2,542
Net new debt commitments	—	—	1,155	1,155
Distributions	(585)	(781)	(823)	(2,189)
Change in fund value	533	(17)	46	562
Balance at 12/31/2014	$4,595	$2,961	$3,019	$10,575
Average AUM	$4,198	$2,951	$2,500	$9,649

(1) For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average AUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.

Real Estate Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM, previously referred to as fee earning AUM, for the Real Estate Group for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2015	$3,205	$2,554	$998	$6,757
Commitments	97	365	—	462
Subscriptions/deployment/increase in leverage	397	63	170	630
Redemptions/distributions/decrease in leverage	(842)	(87)	(90)	(1,019)
Change in fund value	34	(132)	40	(58)
Change in fee basis	—	(232)	—	(232)
FPAUM Balance at 12/31/2016	$2,891	$2,531	$1,118	$6,540
Average FPAUM(1)	$3,011	$2,581	$1,077	$6,669

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2014	$3,028	$2,697	$393	$6,118
Commitments	357	548	83	988
Subscriptions/deployment/increase in leverage	260	8	535	803
Redemptions/distributions/decrease in leverage	(347)	(385)	(65)	(797)
Change in fund value	—	(99)	31	(68)
Change in fee basis	(93)	(215)	21	(287)
FPAUM Balance at 12/31/2015	$3,205	$2,554	$998	$6,757
Average FPAUM(1)	$2,998	$2,517	$693	$6,208

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2013	$2,861	$2,363	$1,164	$6,388
Acquisitions	—	—	(165)	(165)
Commitments	780	1,183	—	1,963
Subscriptions/deployment/increase in leverage	169	4	—	173
Redemptions/distributions/decrease in leverage	(491)	(628)	(589)	(1,708)
Change in fund value	(29)	(130)	32	(127)
Change in fee basis	(262)	(95)	(49)	(406)
FPAUM Balance at 12/31/2014	$3,028	$2,697	$393	$6,118
Average FPAUM(1)	$2,945	$2,530	$779	$6,254

(1) For the years ending December 31, 2016 and 2015, average AUM represents a five-point average of quarter-end balances for each period, whereas average AUM for the year ended December 31, 2014 reflects the simple average of the beginning and ending balance for the year.
Components of fee paying AUM for the Real Estate Group are presented below for each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Fee paying AUM based on capital commitments	$3,109	$2,936	$2,562
Fee paying AUM based on invested capital	3,025	3,425	3,164
Fee paying AUM based on market value/other(1)	406	396	392
Total fee paying AUM	$6,540	$6,757	$6,118

(1)	Market value/other includes ACRE fee paying AUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group fee paying AUM may vary from AUM for a variety of reasons including. The reconciliation of fee paying AUM for the Real Estate Group is presented below for each period.

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
AUM	$9,752	$10,268	$10,575
Non fee paying debt	(1,407)	(1,437)	(1,658)
General partner and affiliates	(288)	(254)	(213)
Undeployed/undrawn commitments	(917)	(934)	(1,480)
Market value/other	(206)	(419)	(713)
Fees not activated	—	—	(10)
Fees deactivated	(394)	(467)	(383)
Fee paying AUM	$6,540	$6,757	$6,118
Real Estate Group—Fund Performance Metrics as of December 31, 2016
The Real Estate Group managed 42 funds in real estate debt and real estate equity as of December 31, 2016. Three funds in our Real Estate Group, each considered a significant fund, combined for approximately 44% of the Real Estate Group’s management fees for the year ended December 31, 2016: EU IV, a commingled fund focused on real estate assets located in Europe, with a focus on the United Kingdom, France and Germany; US VIII, a commingled fund focused on the United States; and EPEP II, a commingled fund focused on Europe. We do not show fund performance metrics for significant funds with less than two years of historical information.
The following table presents the performance data for our significant funds in the Real Estate Group, all of which are drawdown funds:

			As of December 31, 2016 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)	Investment Strategy
EU IV(7)	2014	$1,242	$1,302	$795	$45	$943	$988	1.3x	1.1x	19.1	10.0	E.U. Real Estate Equity
US VIII	2010	$839	$823	$502	$56	$592	$648	1.2x	1.1x	19.6	12.8	U.S. Real Estate Equity
EPEP II	2015	$697	$747	$175	$8	$185	$193	1.1x	1.0x	N/A	N/A	E.U. Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
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

(4)
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

(6)
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

(7)
EU IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRR presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 19.5% and 10.7%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EU IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group
The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Favorable (Unfavorable)		Favorable (Unfavorable)
				$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(111,599)	$(98,065)	$(90,250)	$(13,534)	(14)%	$(7,815)	(9)%
General, administrative and other expenses	(63,530)	(59,783)	(52,817)	(3,747)	(6)%	(6,966)	(13)%
Fee Related Earnings	(175,129)	(157,848)	(143,067)	(17,281)	(11)%	(14,781)	(10)%
Investment loss-realized	(14,606)	(23)	—	(14,583)	NM	(23)	NM
Investment income (loss)-unrealized	(2,197)	52	—	(2,249)	NM	52	NM
Interest and other investment income (expense)	149	379	—	(230)	(61)%	379	NM
Interest expense	(2,727)	(1,158)	—	(1,569)	(135)%	(1,158)	NM
Net investment loss	(19,381)	(750)	—	(18,631)	NM	(750)	NM
Performance related earnings	(19,381)	(750)	—	(18,631)	NM	(750)	NM
Economic net income	$(194,510)	$(158,598)	$(143,067)	(35,912)	(23)%	(15,531)	(11)%
Distributable earnings	$(211,564)	$(167,917)	$(148,849)	(43,647)	(26)%	(19,068)	(13)%

NM - Not Meaningful

Operations Management Group—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Fee Related Earnings:
Fee related earnings decreased $17.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Fee related earnings were impacted by fluctuations of the following components:
Compensation and Benefits.  Compensation and benefits expenses increased by $13.5 million, or 14%, to $111.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to increases in headcount as part of an effort to reduce our reliance on professional service providers by internalizing certain corporate support functions. In addition, incentive-based compensation increased for the year ended December 31, 2016 compared to the prior year. Administrative fees, which are presented as a reduction to compensation and benefits expense, increased by $2.4 million for the ended December 31, 2016, partially offsetting the increase in compensation and benefits expenses in the current year period.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $3.7 million, or 6%, to $63.5 million for  year ended December 31, 2016 compared to the year ended December 31, 2015. In 2016 we realigned certain general, administrative and other expenses with our operating activities, resulting in an increase in occupancy expenses recognized within OMG. Administrative fees, which are also presented as a reduction to general, administrative and other expenses, decreased by $1.9 million in for the year ended December 31, 2016, resulting in a net increase in general, administrative and other expenses compared to the prior year. Conversely, professional services expenses decreased due to cost containment initiatives during the current year.
Performance Related Earnings:
Performance related earnings decreased $18.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Performance related earnings were impacted by the fluctuation in net investment loss:
Net Investment Loss. Net investment losses were $19.4 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. Prior to the fourth quarter of 2015, there was no investment activity within OMG. During the year ended December 31, 2016, we realized a $20.0 million loss on our minority interest, equity method investment in Deimos Management Holdings LLC due to the winding down of its operations. The realized loss was partially offset by net realized gains of $5.5 million from other fund investments in non-core investment strategies. Additionally, interest expense of $2.7 million was allocated to OMG, contributing to the net investment loss for the year ended December 31, 2016.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income decreased $35.9 million, or 23%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of the fluctuations described above.
Distributable Earnings:
DE decreased $43.6 million, or 26%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. DE was negatively impacted by a decrease of $17.3 million in FRE. In addition, net realized investment and other losses increased $16.4 million for the year ended December 31, 2016.

Operations Management Group—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Fee Related Earnings:
Fee related earnings decreased $14.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Fee related earnings were impacted by fluctuations of the following components:
Compensation and Benefits.  Compensation and benefits expenses increased by $7.8 million, or 9%, to $98.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increases in headcount from the expansion of our infrastructure groups and the addition of personnel hired in connection with the 2015 acquisitions. This increase was partially offset by a decrease in incentive-based compensation resulting from the alignment of incentive compensation with operating results. Administrative fees, which are presented as a reduction to compensation and benefits expenses, decreased by $2.6 million in for the year ended December 31, 2015, resulting in a net increase in compensation and benefits expenses compared to 2014.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $7.0 million, or 13%, to $59.8 million for  year ended December 31, 2015 compared to the year ended December 31, 2014. Occupancy, communication and information systems costs increased for the year ended December 31, 2015 to support our global platform expansion.
Performance Related Earnings:
Performance related earnings decreased $0.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Performance related earnings reflect $0.8 million of net investment loss from non-core investment strategies.
Economic Net Income:
Economic net income decreased $15.5 million, or 11%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of the fluctuations described above.
Distributable Earnings:
DE decreased $19.1 million, or 13%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. DE was negatively impacted by a decrease of $14.8 million in FRE and a $3.5 million increase in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs that are excluded from FRE but are reductions from DE.
Reconciliation of Certain Non‑GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to ENI, FRE, PRE and DE. For a detailed reconciliation of certain non‑GAAP measures to our most comparable consolidated GAAP financial measure, see Note 18, “Segment Reporting,” to our consolidated financial statements included in this Annual Report on Form 10‑K.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi‑annually, net realized performance fees, which are unpredictable as to amount and timing and fund distributions related to our investments that are also unpredictable as to amount and timing, and (4)  net borrowing provided by the Credit Facility. As of December 31, 2016, our cash and cash equivalents were $342.9 million, including investments in money market funds, and we had no borrowings outstanding under the Credit Facility. The ability to make drawings under the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes and (8) make distributions to our common and preferred unitholders in accordance with our distribution policy.

In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. If cash flow from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions. Unless quarterly distributions have been declared and paid (or declared and set apart for payment) on the preferred units, we may not declare or pay or set apart payment for distributions on any common units during the period. Dividends on the preferred units are not cumulative and the preferred units are not convertible into common units or any other security.
Net realized performance fees also provide a source of liquidity. Performance fees are realized when a portfolio investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or hurdle rate. Performance fees are typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.
Our accrued performance fees by segment as of December 31, 2016, gross and net of accrued contingent repayment obligations, are set forth below:

	As of December 31, 2016
	Accrued Performance Fees	Eliminations(1)	Consolidated Accrued Performance Fees
Segment	(Dollars in thousands)
Credit Group	$104,952	$(4,680)	$100,272
Private Equity Group	623,849	(3,650)	620,199
Real Estate Group	38,628	—	38,628
Total	$767,429	$(8,330)	$759,099

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.
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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(626)	$(528)	$1,533
Net cash used in investing activities	(12)	(75)	(77)
Net cash provided by (used in) financing activities	881	582	(1,364)
Effect of foreign exchange rate change	(22)	(6)	(33)
Net change in cash and cash equivalents	$221	$(27)	$59
Operating Activities
Net cash provided by (used in) operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash compensation and performance fees. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in the operating activities of the Company and our Consolidated Funds.
Our net cash flows used in operating activities were $625.7 million and $528.0 million for the years ended December 31, 2016 and 2015, respectively, compared to $1.5 billion of net cash provided by operating activities for the year ended December 31, 2014. The change in cash provided by operating activities was primarily driven by investments activities in our Consolidated Funds. For the years ended December, 31 2016 and 2015, net purchases from investments by our Consolidated Funds were $765.5 million and $593.3 million, respectively, compared to net proceeds of $1.2 billion, for the year ended December, 31 2014. Our increasing working capital needs reflect the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us with the necessary liquidity to manage short-term fluctuations in working capital and to meet our short-term commitments.
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Purchases of fixed assets were $11.9 million, $10.7 million and $16.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2014, we expanded office space, attributable to acquisitions that occurred in 2014, as well as consolidated our London based operations and our New York offices each into one office location, which resulted in a larger amount of fixed asset purchases that included leasehold improvements.
In connection with certain business combinations and acquisitions, we record the fair value of management contracts and other finite-lived assets as intangible assets. During the year ended December 31, 2015, we used $64.4 million of cash, net of cash acquired, to complete the EIF acquisition, and during the year ended December 31, 2014, we used $60.0 million of cash to purchase Keltic Financial Services LLC ("Keltic").
Financing Activities
Net cash flows provided by financing activities was $880.8 million and $581.5 million for the years ended December 31, 2016 and 2015 respectively, compared to $1.4 billion of net cash used in financing activities for the year ended December 31, 2014. Financing activities represented a use of cash for the year ended December 31, 2014 as a significant number of the Consolidated Funds were beyond their reinvestment periods or were liquidating. For the years ended December 31, 2015 and 2016, financing activities represented a source of cash primarily due to net proceeds from credit facilities, senior notes, term loans and contribution from preferred stock issuance, which were offset by distributions to preferred, AOG and common unitholders. Offsetting cash provided by financing activities in 2016, was the $40 million payment made as a result of put options issued in connection with our 2011 acquisition of Indicus Advisors, LLP ("Indicus") (see "Exercise of Indicus Fixed Put Option" within this section).

Net repayments on our debt obligations were $84.0 million for the year ended December 31, 2016, compared to net proceeds of $133.4 million and $92.6 million for the years ended December 31, 2015 and 2014, respectively. For our Consolidated Funds, net proceeds from our debt obligations were $905.0 million and $662.9 million for the years ended December 31, 2016 and 2015, respectively, compared to net repayments of $323.5 million for the year ended 2014. The increase in net borrowing activity during the year was primarily related to activities of new funds launched by our Consolidated Funds in the year ending December 31, 2016.
Proceeds from the issuance of preferred equity offering, net of issuance costs, resulted in a cash inflow of $298.8 million for the year ended December 31, 2016. For the year ended December 31, 2014, proceeds from the issuance of common units in our initial public offering, net of $28.6 million issuance costs, resulted in a cash inflow of $180.6 million.
    Distributions to our AOG unitholders and common unitholders were $200.7 million, $217.8 million and $329.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. For our Consolidated Funds, net contributions were $14.5 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively, compared to net distributions of $983.8 million for the years ended December 31, 2014.
Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

			As of December 31, 2016		As of December 31, 2015
	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	4/30/2019	N/A	$—	—	$110,000	2.11%
Senior Notes(2)	10/8/2024	$250,000	244,684	4.21%	244,077	4.21%
2015 Term Loan(3)	7/29/2026	$35,250	35,063	2.74%	35,043	2.18%
2016 Term Loan(4)	1/15/2029	$26,376	26,037	2.66%	—	N/A
Total debt obligations			$305,784		$389,120

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity). It has a variable interest rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of December 31, 2016, base rate loans bear interest calculated based on the base rate plus 0.75% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.75%. The unused commitment fee is 0.25% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC (“AFC”), a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

(3)
The 2015 Term Loan was entered into in August 2015 by a subsidiary of the Company that acts as a manager to a CLO. The 2015 Term Loan is secured by collateral in the form of CLO senior tranches owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.025% of a maximum investment amount.

(4)
The 2016 Term Loan was entered into in December 2016 by a subsidiary of the Company that acts as a manager to a CLO. The 2016 Term Loan is secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

As of December 31, 2016, we were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.
On February 24, 2017, we amended our Credit Facility to, among other things, increase the size of the Credit Facility from $1.03 billion to $1.04 billion and extend the maturity date from April 2019 to February 2022. Based on our current credit agency ratings, the stated interest rate was reduced to LIBOR plus 1.50% from LIBOR plus 1.75% and the unused commitment fee was reduced to 0.20% from 0.25%.

We intend to use a portion of our available liquidity to make cash distributions to our preferred and common unitholders on a quarterly basis in accordance with our distribution policies. Our ability to make cash distributions to our preferred and common unitholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors.
We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker‑dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2016, we were required to maintain approximately $20.2 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common units on a one-for-one basis. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that Ares Management, L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income purposes, which we refer to as the “corporate taxpayers,” would otherwise be required to pay in the future. The corporate taxpayers entered into the TRA with the TRA recipients that will provide for the payment by the corporate taxpayers to the TRA Recipients of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that the corporate taxpayers actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. This payment obligation is an obligation of the corporate taxpayers and not of Ares Management, L.P. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. As of December 31, 2016, there have been a limited number of exchanges of AOG Units for Ares Management, L.P. common units.
Preferred Equity
In June 2016, we issued preferred equity consisting of 12,400,000 units designated as Series A Preferred Units (the “Preferred Equity”), for a total offering price of $310.0 million. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit.
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
Exercise of Indicus Fixed Put Option
Upon acquisition of Indicus in November 2011, certain former owners of Indicus (“Indicus Owners”) were provided a fixed put option on their equity interest in the Company at an aggregate strike price of $40 million to be exercised during 2016 (“Fixed Price Put Option”). In August 2016, the Indicus Owners exercised their Fixed Price Put Option and in November 2016, we paid these Indicus Owners a total of $40 million to settle the fixed put option in exchange for redemption of their equity interests in the Company.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates or judgments. See “—Components of Consolidated Results of

Operations” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report on Form 10‑K for a summary of our significant accounting estimates.
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

•
Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model‑derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

•
Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. See Note 6, “Fair Value,” to our consolidated financial statements included in this Annual Report on Form 10‑K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of December 31, 2016:

	Credit	Private Equity	Real Estate	Total
	(Dollars in millions)
Level I	$381	$1,493	$—	$1,874
Level II	9,761	499	53	10,313
Level III	21,243	11,107	5,138	37,488
Total fair value	31,385	13,099	5,191	49,675
Other net asset value and available capital(1)	29,081	11,942	4,561	45,584
Total AUM	$60,466	$25,041	$9,752	$95,259

(1)	Includes fund net non-investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).
Equity-Based Compensation
We recognize expense related to equity-based compensation in which we receive services from our professionals in exchange for (a) equity instruments of the Company, (b) derivatives based on the Company’s common units, or (c) liabilities that are based on the fair value of the Company’s equity instruments.
Equity-based compensation expense represents expenses associated with the following:

(a)	Restricted units, options and phantom units granted under the Ares Management, L.P. 2014 Equity Incentive Plan; and
(b)Conversion and acceleration in vesting of certain existing interests in connection with our Reorganization.
Total compensation expense related to equity-based awards expected to be recognized in all future periods is determined based on the fair value of the respective equity-based award on the grant date, and is recognized on a straight line basis over the requisite service period, where applicable. Compensation expense for a liability award is recognized each reporting period until the liability is settled. The fair value of liability award is remeasured at the end of each reporting period through settlement.
The Company recognizes forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period and could impact the expense for that period.
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
Restricted Units
Certain restricted units are subject to a lock up provision that expires on the fifth anniversary of the IPO. We used Finnerty’s average strike‑price put option model to estimate the discount associated with this lack of marketability to be applied on the closing price of common units on the grant date, using the following key assumptions:

Expected volatility factor(1)	24% to 31%
Average length of holding period restriction (in years)	1 year
Weighted average expected dividend yield	5.0% to 5.7%

(1)	Expected volatility is based on the Company’s guideline company’s expected volatility.

Options
We estimated the fair value of the options as of the grant date using the Black- Scholes option pricing model. Aggregate intrinsic value represents the value of the Company’s closing unit price on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable or expected to vest. The fair value of each option granted during each year is measured on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	For the Year Ended December 31,		Period from May 1, 2014 through December 31, 2014
	2016(2)	2015
Risk-free interest rate	N/A	1.71% to 1.80%	2.06% to 2.22%
Weighted average expected dividend yield	N/A	5.00%	5.00%
Expected volatility factor(1)	N/A	35.00% to 36.00%	34.00% to 35.00%
Expected life in years	N/A	6.66 to 7.49	6.92 to 7.00

(1) Expected volatility is based on comparable companies using daily stock prices.
(2) There were no new options granted during the year ended December 31, 2016.

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
Income Taxes
A substantial portion of our earnings flow through to our owners without being subject to federal income tax at the entity level. A portion of our operations is conducted through a domestic corporation that is subject to corporate level taxes and for which we record current and deferred income taxes at the prevailing rates in the various jurisdictions in which these entities operate.
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
Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established, which is included in accounts payable, accrued expenses and other liabilities in our consolidated financial statements. We recognize accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

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
For a given acquisition, management may identify certain pre-acquisition contingencies as of the acquisition date and may extend the review and evaluation of these pre‑acquisition contingencies throughout the measurement period to obtain sufficient information to assess whether management includes these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts. If management cannot reasonably determine the fair value of a pre- acquisition contingency by the end of the measurement period, which is generally the case given the nature of such matters, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in the estimates of such contingencies will affect earnings and could have a material effect on the consolidated statements of operations and financial position.
Intangible Assets and Goodwill
Our intangible assets generally consist of contractual rights to earn future management fees and incentive fees from investment funds we acquire. Finite-lived intangibles are amortized on a straight-line basis over their estimated useful lives which range from approximately 1 to 13.5 years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
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
Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations of the Company as of the Consolidated Funds as of December 31, 2016:

Ares Obligations	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
	(Dollars in thousands)
The Company:
Operating lease obligations(1)	$23,940	$50,966	$38,351	$69,564	$182,821
Debt obligations payable(2)	—	—	—	305,784	305,784
Interest obligations on debt(3)	12,673	24,029	24,029	42,772	103,503
Capital commitments(4)	535,254	—	—	—	535,254
Subtotal	571,867	74,995	62,380	418,120	1,127,362
Consolidated Funds:
Debt obligations payable	—	42,128	—	3,060,100	3,102,228
Interest obligations on debt(3)	69,458	138,757	138,895	309,571	656,681
Capital commitments of the CLOs and Consolidated Funds(5)	221,711	9,806	1,656	—	233,173
Total	$863,036	$265,686	$202,931	$3,787,791	$5,119,444

(1)
The table includes future minimum commitments for our operating leases. Office space is leased under agreements with expirations ranging from month‑to‑month contracts to lease commitments through 2027. Rent expense includes only base contractual rent.

(2)
Debt obligations include $250.0 million senior notes, which have a stated maturity of October 8, 2024, a $35.3 million term loan with a maturity of July 29, 2026, and a $26.4 million term loan with a maturity of January 1, 2029.

(3)	Interest obligations include interest accrued on outstanding indebtedness.

(4)
Represent commitments to invest in certain investment products, primarily in funds managed by us. These amounts are generally due on demand and are therefore presented as obligations payable in the less than one year.

(5)
Represents commitments by the CLOs and Consolidated Funds to fund certain investments. These amounts are generally due on demand and are therefore presented as obligations payable in the less than one year.

In connection with the initial public offering, we entered into a TRA with the TRA Recipients that requires us to pay them 85% of any tax savings realized by Ares Management, L.P.’s wholly owned subsidiaries that are taxable as corporations for U.S. federal income tax purposes from any step‑up in tax basis resulting from an exchange of Ares Operating Group Units for Ares Management, L.P. common units or, at our option, for cash. Because the timing of amounts to be paid under the tax receivable agreement cannot be determined, this contractual commitment has not been presented in the table above. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability, and we may be required to incur additional debt to satisfy this liability.
Indemnifications
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of December 31, 2016, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Capital Commitments
As of December 31, 2016 and December 31, 2015, we had aggregate unfunded commitments of $535.3 million and $436.4 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.
As December 31, 2016, we had $34.5 million in unfunded commitments to invest in certain funds managed by Kayne Anderson Capital Advisors, L.P.

ARCC and American Capital, Ltd. Merger Agreement

On January 3, 2017, ARCC completed the ARCC-ACAS Transaction. To support the ARCC-ACAS Transaction, we, through our subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided approximately $275 million of cash consideration, or $1.20 per share of ACAS common stock, to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement at the closing of the ARCC-ACAS Transaction. In addition, we agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017.
Contingent Obligations
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
The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of December 31, 2016 and December 31, 2015, if the funds were liquidated at their fair values, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2016, 2015 and 2014, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $418.3 million, $322.2 million and $295.7 million, respectively, of which approximately $323.9 million, $247.9 million and $239.3 million, respectively, would be reimbursable to the Company by certain professionals.
Performance fees are also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples.
Our senior professionals and other professionals who have received carried interest distributions are responsible for funding their proportionate share of any contingent repayment obligations. However, the governing agreements of certain of our funds provide that if a current or former professional from such funds does not fund his or her respective share, then we may have to fund additional amounts beyond what we received in carried interest, although we will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.
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
As such, an incremental 10% change in fair value of the funds’ investments as of December 31, 2016, would not have a material impact on management fees.
Effect on Performance Fees
Performance fees are based on certain specific hurdle rates as defined in the funds’ applicable investment management or partnership agreements. The performance fees for any period are based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions which can result in a performance-based fee to us, subject to certain hurdles and benchmarks. The performance fees may be subject to reversal to the extent that the performance fees recorded exceed the amount due to the general partner or investment manager based on a fund’s cumulative investment returns. See “—Components of Consolidated Results of Operations.”
Changes in the fair values of funds’ investments may materially impact performance fees depending on the respective funds’ performance relative to applicable hurdles or benchmarks. The following table summarizes the incremental impact, including to our Consolidated Funds, of an incremental 10% change in fair value of the funds’ investments by segment as of December 31, 2016 on our performance fees revenue:

	As of December 31, 2016
	10% Increase in Fair Value	10% Decrease in Fair Value
	(Dollars in millions)
Segment
Credit Group	$128	$(98)
Private Equity Group	159	(201)
Real Estate Group	42	(31)
Total	$329	$(330)

Effect on Investment Income
An investment gain (loss) is realized when we redeem all or a portion of our investment or when we receive cash income, such as dividends or distributions. Unrealized investment gain (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized appreciation (depreciation) at the time an investment is realized.

Changes in the fair values of our funds’ investments directly impact investment income. The following table summarizes the incremental impact, including to our Consolidated Funds, of an incremental 10% change in fair value of the funds’ investments by segment as of December 31, 2016 on our investment income:

	As of December 31, 2016
	10% Increase in Fair Value	10% Decrease in Fair Value
	(Dollars in millions)
Segment
Credit Group	$24	$(24)
Private Equity Group	26	(26)
Real Estate Group	8	(8)
Total	$58	$(58)

Exchange Rate Risk
Our funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Movements in the exchange rate between the U.S. dollar and non-U.S. dollar currencies impact the management fees earned by funds with fee paying AUM denominated in non-U.S. dollar currencies as well as by funds with fee paying AUM denominated in U.S. dollars that hold investments denominated in non-U.S. dollar currencies. Additionally, movements in the exchange rate impact operating expenses for our foreign offices that are denominated in non-U.S. currencies, cash balances we hold in non-U.S. currencies and investments denominated in non-U.S. currencies.
We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in non-U.S. dollar currencies to fulfill obligations in non-U.S dollar foreign currencies, and, when appropriate, through the use of derivative financial instruments to hedge the net non-U.S. exposure: in the funds that we advise; the balance sheet exposure for certain direct investments denominated in non-U.S. dollar currencies; and the cash flow exposure for non-U.S. dollar currencies.
A portion of our management fees are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. We estimate that as of December 31, 2016 and 2015 a 10% decrease in the rate of exchange of all foreign currencies against the U.S. dollar would result in a decrease in management fees of approximately $5.7 million and $7.5 million, respectively.
We enter into currency forward contracts and other exchange traded currency options to mitigate the impact of the exchange rate risk on our management fees and investment portfolio due to the fluctuation of exchange of all foreign currencies against the U.S. dollar. All other foreign exchange rate exposure is determined to be immaterial.
Interest Rate Risk
As of December 31, 2016, we had no outstanding balance under the Credit Facility.
Our Credit Facility provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of April 30, 2019. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.75% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.75%. Our unused commitment fee is 0.25% per annum.  As of December 31, 2016, we had no outstanding balance under the Credit Facility.
We estimate that in the event of a 100 basis point increase in interest rates, to the extent there is an outstanding revolver balance, we would be subject to the variable rate and would expect our interest expense to increase commensurately.
As credit-oriented investors, we are also subject to interest rate risk through the securities we hold in our Consolidated Funds. A 100 basis point increase in interest rates would be expected to negatively affect the fair value of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation on investments of the Company and the Consolidated Funds. The actual impact is dependent on the average duration and amounts of such holdings and the amount of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100 basis points increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. In the cases where our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.
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

Item 8.  Financial Statements and Supplementary Data
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in the F pages of this Annual Report on Form 10-K.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
None.

Item 9A.  Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Ares Management, L.P.

We have audited Ares Management, L.P.’s (successor to Ares Holdings Inc. and Ares Investments LLC, which directly or indirectly hold controlling interests in Ares Management LLC and Ares Investments Holdings LLC, as well as their wholly owned subsidiaries) (collectively, the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of Ares Management, L.P. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2017

Item 9B.  Other Information
None.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of our general partner as of the date of this filing are:

Name	Age	Position
Michael J Arougheti	44	Director, Co‑Founder & President
David B. Kaplan	49	Director, Co‑Founder & Partner
John H. Kissick	75	Director & Co‑Founder
Antony P. Ressler	56	Chairman, Co‑Founder & Chief Executive Officer
Bennett Rosenthal	53	Director, Co‑Founder & Partner
R. Kipp de Veer	44	Partner
Paul G. Joubert	69	Director
Michael Lynton	57	Director
Dr. Judy D. Olian	65	Director
Michael R. McFerran	45	Executive Vice President, Chief Financial Officer & Treasurer
Michael D. Weiner	64	Executive Vice President, Chief Legal Officer & Secretary
Biographical Information
The following is a summary of certain biographical information concerning the directors, director nominees and officers of our general partner:
Michael J Arougheti.  Mr. Arougheti is a Co-Founder of Ares and a Director and the President of Ares Management GP LLC, Ares' general partner. He is a Partner in the Ares Credit Group and a member of the Management Committee. He also serves as Co-Chairman of ARCC and as a director of ACRE. Mr. Arougheti also is a member of the Ares Credit Group’s Direct Lending Investment Committees and the Ares Operations Management Group. Prior to joining Ares in 2004, Mr. Arougheti was employed by Royal Bank of Canada from 2001 to 2004, where he was a Managing Partner of the Principal Finance Group of RBC Capital Partners and a member of the firm's Mezzanine Investment Committee. Mr. Arougheti oversaw an investment team that originated, managed and monitored a diverse portfolio of middle-market leveraged loans, senior and junior subordinated debt, preferred equity and common stock and warrants on behalf of RBC and other third-party institutional investors. Mr. Arougheti joined Royal Bank of Canada in October 2001 from Indosuez Capital, where he was a Principal and an Investment Committee member, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. Prior to joining Indosuez in 1994, Mr. Arougheti worked at Kidder, Peabody & Co., where he was a member of the firm's Mergers and Acquisitions Group. Mr. Arougheti also serves on the boards of directors of Riverspace Arts, a not-for-profit arts organization and Operation HOPE, a not-for-profit organization focused on expanding economic opportunity in underserved communities through economic education and empowerment. Mr. Arougheti received a B.A. in Ethics, Politics and Economics, cum laude, from Yale University.
Mr. Arougheti’s knowledge of and extensive experience in investment management, leveraged finance and financial services gives the board of directors valuable industry‑specific knowledge and expertise on these and other matters and, in addition to his service as a director of other public companies, position him well to service on the board of directors.
David B. Kaplan.  Mr. Kaplan is a Co-Founder of Ares and a Director and Partner of Ares Management GP LLC, Ares’ general partner. He is a Partner and Co-Head of the Ares Private Equity Group and a member of the Management Committee. He additionally serves on several of the investment committees for certain funds managed by the Private Equity Group. Mr. Kaplan joined Ares in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves as Chairman of the Boards of Directors of the parent entities of Neiman Marcus Group, Inc. and Smart & Final, Inc. and as a member of the Boards of Directors of 99 Cents Only Stores LLC, ATD Corporation, Guitar Center Holdings, Inc. and the parent entity of Floor and Decor Outlets of America, Inc. Mr. Kaplan’s previous public company Board of Directors experience includes Maidenform Brands, Inc. where he served as the company’s Chairman, GNC Holdings, Inc., Dominick’s Supermarkets, Inc., Stream Global Services, Inc., Orchard Supply Hardware Stores Corporation and Allied Waste Industries Inc. Mr. Kaplan also serves on the Board of Directors of Cedars-Sinai Medical Center, is a Trustee of the Center for Early Education and serves on the President’s Advisory

Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance.
Mr. Kaplan’s knowledge of and extensive experience with leveraged finance, acquisitions and private equity investments, in addition to his service as a director of other public and private companies, position him well to service on the board of directors.
John H. Kissick.  Mr. Kissick is a Co-Founder of Ares and a Director of Ares Management GP LLC, Ares’ general partner. Until February 13, 2017, Mr. Kissick was a Partner of Ares in the Corporate Strategy and Relationship Management Group and served on Ares’ Management Committee and several investment committees across the firm. Prior to joining Ares in 1997, Mr. Kissick co-founded Apollo Management, L.P. in 1990. Mr. Kissick oversaw and led the capital markets activities of Apollo Management, L.P. from 1990 until 1997, particularly focusing on high yield bonds, leveraged loans, distressed debt and other fixed income assets. Prior to 1990, Mr. Kissick served as a Senior Executive Vice President of Drexel Burnham Lambert Inc., where he began in 1975, eventually heading its Corporate Finance Department. Mr. Kissick also serves on the Board of Directors of City Ventures LLC and on the boards of the Cedars-Sinai Medical Center in Los Angeles, the Stanford University Athletic Department and its Graduate School of Education, and L.A.’s Promise which helps economically disadvantaged children graduate from high school through a variety of mentoring and other programs. Mr. Kissick graduated from Yale University with a B.A. in Economics and with highest honors from the Stanford Business School with a M.B.A. in Finance.
Mr. Kissick’s experience in leadership positions, corporate governance and finance, in addition to his extensive service as a director of other companies, makes him well qualified to serve as a director on the board of directors.
Antony P. Ressler.  Mr. Ressler is a Co-Founder of Ares and the Chairman and Chief Executive Officer of Ares Management GP LLC, Ares’ general partner. He is a Partner in the Ares Private Equity Group and serves as Chairman of the Management Committee. Mr. Ressler also serves as a member of the Investment Committees of certain funds managed by the Ares Private Equity Group and certain funds managed by the Ares Real Estate Group. Mr. Ressler has been with Ares Management since its founding in 1997.  Mr. Ressler previously served on the Boards of Directors of Ares Capital Corporation and Air Lease Corporation. Since June 2015, Mr. Ressler has served as the Principal Owner and Chair of the Atlanta Hawks Basketball Club. In the not for profit sector, Mr. Ressler is a member of the Board of Directors of Cedars-Sinai Medical Center, is Co-Chair of the Los Angeles County Museum of Art (LACMA) Board of Trustees and a member of the Board of Trustees of Georgetown University. Mr. Ressler is also one of the founding Board members and Finance Co-Chair of the Painted Turtle Camp, a southern California based organization (affiliated with Paul Newman’s Hole in the Wall Association), which was created to serve children dealing with chronic and life threatening illnesses by creating memorable, old-fashioned camping experiences. Mr. Ressler received his B.S.F.S. from Georgetown University’s School of Foreign Service and received his M.B.A. from Columbia University’s Graduate School of Business.
Mr. Ressler’s intimate knowledge of the business and operations of Ares Management, L.P., his extensive experience in the financial industry and as a partner in investments firms and his service as a director of other public companies provides industry‑specific knowledge and expertise to the board of directors.
Bennett Rosenthal.  Mr. Rosenthal is a Co-Founder of Ares and a Director and Partner of Ares Management GP LLC, Ares’ general partner. He is a Partner and Co-Head of the Ares Private Equity Group and a member of the Management Committee. Mr. Rosenthal additionally serves as the Co-Chairman of the Board of Directors of ARCC. Mr. Rosenthal also is a member of the Investment Committees of certain funds managed by the Ares Private Equity Group. Mr. Rosenthal joined Ares in 1998 from Merrill Lynch & Co. where he served as a Managing Director in the Global Leveraged Finance Group. He currently serves on the Boards of Directors of City Ventures, LLC, Jacuzzi Brands Corporation, and the parent entities of National Veterinary Associates, Inc., CHG Healthcare Holdings L.P., CPG International Inc., Serta International Holdco LLC and Simmons Bedding Company, and other private companies. Mr. Rosenthal's previous board of directors experience includes Aspen Dental Management, Inc., Hanger, Inc. and Maidenform Brands, Inc. Mr. Rosenthal also serves on the Board of Trustees of the Windward School in Los Angeles, and on the Graduate Executive Board of the Wharton School of Business. Mr. Rosenthal graduated summa cum laude with a B.S. in Economics from the University of Pennsylvania's Wharton School of Business where he also received his M.B.A. with distinction.
Mr. Rosenthal’s knowledge of and extensive experience with leveraged finance, acquisitions and direct lending and equity investments, in addition to his service as a director of other public and private companies, position him well to service on the board of directors.
R. Kipp deVeer. Mr. deVeer is a Partner of Ares Management GP LLC, Ares’ general partner, a member of the firm’s Management Committee and the Head of the Ares Credit Group. He additionally serves as a Director and Chief Executive Officer of ARCC and is a member of certain Ares Credit Group investment committees. Prior to joining Ares in 2004, Mr. deVeer was a partner at RBC Capital Partners, a division of Royal Bank of Canada, which led the firm's middle market financing and principal investment business. Mr. deVeer joined RBC in October 2001 from Indosuez Capital, where he was Vice President in the Merchant Banking Group. Mr. deVeer has also worked at J.P. Morgan and Co., both in the Special Investment Group of J.P. Morgan Investment Management, Inc. and the Investment Banking Division of J.P. Morgan Securities Inc. Mr. deVeer received a B.A. from Yale University and an M.B.A. from Stanford University's Graduate School of Business.
Paul G. Joubert.  Mr. Joubert is a Director of Ares Management GP LLC, Ares’ general partner. He is the Founding Partner of EdgeAdvisors, a privately held management consulting organization founded in July 2008 and has been a Venture Partner in Converge Venture Partners since March 2014. From 1971 until July 2008, Mr. Joubert held various positions at PricewaterhouseCoopers LLP, or PWC, an international consulting and accounting firm. During his tenure at PWC, Mr. Joubert served as a Partner in the firm’s Assurance practice and led its Technology, InfoCom and Entertainment practice for the Northeast region of the United States. Prior to that, he served as Partner‑in‑Charge of PWC’s Northeast Middle Market Group and Chief of Staff to the Vice‑Chairman of PWC’s domestic operations. From May 2009 to September 2010, Mr. Joubert served on the Board of Directors of Phaseforward, a publicly traded company that was acquired by Oracle in the fall of 2010. Mr. Joubert also served on the Board of Directors and as the Audit Committee Chairman of Stream Global Services Inc. from July 2008 until March 2014, when it was acquired by Convergys Corporation. He served on the Board of Directors and as the Audit Committee Chairman for ACRE from April 2012 until June 2014. He has also been involved with a number of professional organizations and other institutions, including the Boston Museum of Science, the National Association of Corporate Directors, the Massachusetts Innovation and Technology Exchange, as a director, and the Northeastern University Entrepreneurship Program. Mr. Joubert received a B.A. from Northeastern University.
Mr. Joubert’s long and varied business career and valuable knowledge, insight and experience in financial and accounting matters positions him well for service on the board of directors.
Michael Lynton.  Mr. Lynton is a Director of Ares Management GP LLC, Ares’ general partner. He served as the Chief Executive Officer of Sony Entertainment from April 2012 until February 2017, overseeing Sony’s global entertainment businesses, including Sony Music Entertainment, Sony/ATV Music Publishing and Sony Pictures Entertainment. Lynton also served as Chairman and CEO of Sony Pictures Entertainment since January 2004 and managed the studio’s overall global operations, which include motion picture, television and digital content production and distribution, home entertainment acquisition and distribution, operation of studio facilities, and the development of new entertainment products, services and technologies. Prior to joining Sony Pictures, Lynton worked for Time Warner and served as CEO of AOL Europe, President of AOL International and President of Time Warner International. From 1996 to 2000, Mr. Lynton served as Chairman and CEO of Pearson plc’s Penguin Group. Mr. Lynton joined The Walt Disney Company in 1987 and started Disney Publishing. From 1992 to 1996, he served as President of Disney’s Hollywood Pictures. Mr. Lynton currently serves on the Board of Snapchat Inc. Mr. Lynton is also a member on the Council on Foreign Relations and the Harvard Board of Overseers and serves on the boards of the Los Angeles County Museum of Art, the USC School of Cinematic Arts and the Rand Corporation. Mr. Lynton holds a B.A. in History and Literature from Harvard College where he also received his M.B.A.
Mr. Lynton’s knowledge and extensive business experience, on a global scale, make him well qualified to serve as a director on the board of directors.
Dr. Judy D. Olian.  Dr. Olian is a Director of Ares Management GP LLC, Ares’ general partner. She is the dean of UCLA Anderson School of Management and the John E. Anderson Chair in Management. Her business expertise centers on aligning organizations’ design with market opportunities, developing strategically coherent human resource systems and incentives, and managing top management teams. She began her appointment in 2006 after serving as dean and professor of management at the Smeal College of Business Administration at the Pennsylvania State University. Earlier, she served in various faculty and executive roles at the University of Maryland and its Robert H. Smith School of Business. Dr. Olian serves on various advisory boards including Beijing University’s Guanghua School of Business, the U.S. Studies Centre at the University of Sydney, Catalyst, a global think tank for women in business, and Westwood Technology Transfer and is Chairman of the Loeb Awards for Business Journalism. Dr. Olian also serves on the Board of Directors of United Therapeutics Corporation. Dr. Olian received her B.S. in Psychology from the Hebrew University, Jerusalem and her M.S. and Ph.D. in Industrial Relations from the University of Wisconsin, Madison.
Dr. Olian’s knowledge and business expertise in management, in addition to her service on various advisory boards, position her well to service on the board of directors.
Michael R. McFerran.  Mr. McFerran is Executive Vice President and Chief Financial Officer of Ares Management GP LLC, Ares’ general partner, and a member of the Management Committee of Ares Management. He serves as Vice President of Ares Dynamic Credit Allocation Fund, Inc., a NYSE-listed closed end fund managed by an affiliate of Ares. He additionally serves as a member of the Ares Operations Management Group and the Ares Enterprise Risk Committee. Prior to joining Ares in March 2015, Mr. McFerran was a Managing Director at KKR where he was Chief Financial Officer of KKR’s credit business and Chief Operating Officer and Chief Financial Officer at KKR Financial Holdings LLC. Prior to joining KKR, Mr. McFerran spent the majority of his career at Ernst & Young LLP where he was a senior manager in their financial services industry practice. Mr. McFerran also held Vice President roles at XL Capital Ltd. and American Express. Mr. McFerran holds an M.B.A. from the Haas School of Business at U.C. Berkeley and a B.S. in Business Administration from San Francisco State University.
Michael D. Weiner.  Mr. Weiner is Executive Vice President and Chief Legal Officer of Ares Management GP LLC, Ares' general partner, a Partner and General Counsel in the Ares Legal Group and a member of the firm’s Management Committee. Mr. Weiner has been an officer of Ares Capital Corporation since 2006, including General Counsel from September 2006 to January 2010, and also serves as Vice President of Ares Commercial Real Estate Corporation and Vice President and Assistant Secretary of Ares Dynamic Credit Allocation Fund, Inc., a NYSE-listed, closed end fund managed by an affiliate of Ares Management. He additionally serves as a member of the Ares Operations Management Group and the Ares Enterprise Risk Committee. Mr. Weiner joined Ares in September 2006. Previously, Mr. Weiner served as General Counsel to Apollo Management L.P. and had been an officer of the corporate general partners of Apollo since 1992. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in corporate and alternative financing transactions and securities law, as well as general partnership, corporate and regulatory matters. Mr. Weiner has served on the boards of directors of several public and private corporations. Mr. Weiner also serves on the Board of Governors of Cedars Sinai Medical Center in Los Angeles. Mr. Weiner graduated with a B.S. in Business and Finance from the University of California at Berkeley and a J.D. from the University of Santa Clara.
There are no family relationships among any of the directors or executive officers of our general partner.
Composition of the Board of Directors
The limited liability company agreement of our general partner establishes a board of directors that is responsible for the oversight of our business and operations. In general, our common unitholders have no right to elect the directors of our general partner. However, when the Holdco Members and other then‑current or former Ares personnel directly or indirectly hold less than 10% of the limited partner voting power, our common unitholders will have the right to vote in the election of the directors of our general partner. This Ares control condition is measured on January 31 of each year, and will be triggered if the total voting power held collectively by (i) holders of the special voting units in Ares Management, L.P. (including our general partner, members of Ares Partners Holdco LLC and their respective affiliates), (ii) then‑current or former Ares personnel (including indirectly through related entities) and (iii) Ares Owners Holdings L.P.is less than 10% of the voting power of the outstanding voting units of Ares Management, L.P. For purposes of determining whether the Ares control condition is satisfied, our general partner will treat as outstanding, and as held by the foregoing persons, all voting units deliverable to such persons pursuant to equity awards granted to such persons. So long as the Ares control condition is satisfied, our general partner’s board of directors is elected in accordance with its limited liability company agreement, which provides that directors generally may be appointed and removed by the sole member of our general partner, an entity owned and controlled by the Holdco Members. In addition, so long as the Ares control condition is satisfied, the sole member of our general partner manages all of our operations and activities, and the board of directors of our general partner has no authority other than that which its member chooses to delegate to it. If the Ares control condition is no longer satisfied, the board of directors of our general partner will be responsible for the oversight of our business and operations.
Management Approach; Limited Partnership Structure
Throughout our history as a privately owned firm, we had a management structure involving strong central management led by our Co‑Founders. Our operating businesses are overseen by our Management Committee, which is comprised of our executive officers and other heads of various investment groups and ultimately by Holdco. Our general partner has determined that maintaining our existing management structure as closely as possible is desirable and intends that these practices will continue. We believe that this management structure has been a significant reason for our growth and performance.
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
Limited Powers of Our Board of Directors
As described above, so long as the Ares control condition is satisfied, the member of our general partner, an entity owned and controlled by the Holdco Members, manages all of our operations and activities, and the board of directors of our general partner has no authority other than that which the member of our general partner chooses to delegate to it. The member of our general partner has delegated to the board of directors of our general partner the authority to establish and oversee the audit committee and any other committee that such board deems necessary, advisable or appropriate. The board of directors of our general partner has established an audit committee, a conflicts committee and an equity incentive committee of the board of directors of our general partner. The audit committee performs the functions described below under “—Committees of the Board of Directors—Audit Committee”, the conflicts committee performs the functions described below under “—Committees of the Board of Directors—Conflicts Committee,”  and the equity incentive committee performs the functions described below under “—Committees of the Board of Directors—Equity Incentive Committee.” In the event that the Ares control condition is not satisfied, the board of directors of our general partner and any committees thereof will manage all of our operations and activities.
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

Equity Incentive Committee
The equity incentive committee of our general partner consists of Messrs. Arougheti, Kaplan, Ressler and Rosenthal. The purpose of the equity incentive committee is to (i) assist the board of directors of our general partner in discharging its responsibilities relating to granting equity incentive awards to service providers of the company other than directors and executive officers subject to Section 16 of the Exchange Act, (ii) administer the Ares Management, L.P. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”) as the equity incentive committee other than with respect to directors and executive officers of the company subject to Section 16 of the Exchange Act and (iii) recommend to the board of directors of our general partner such other matters as the equity incentive committee deems appropriate.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who own more than ten percent of a registered class of our voting equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2016, such persons complied with all such filing requirements.

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
Our compensation philosophy has several primary objectives: (1) establish a clear relationship between performance and compensation, (2) align the interests of our NEOs and other key employees with our fund investors and unitholders to maximize value and (3) provide competitive incentive compensation opportunities, with an appropriate balance between short-term and long-term incentives.
Base salaries are dictated by employee proficiency and experience in their roles.  In addition to base salary, we utilize a blend of variable and long-term pay vehicles to further incentivize and retain talent and provide an overall compensation package that is competitive with the market.
Performance-based discretionary bonuses are generally paid annually to employees based on our profitability, market analysis and employee performance.  Select senior professionals may also receive carried interest or incentive fee participation in our funds. These awards will be distributed based on the rules of each individual fund, which generally provide for distributions either around the time of the fund’s inception or annually. Certain senior professionals are awarded carried interest or incentive fees in funds outside of their business lines to provide incentives for coordination and collaboration across the firm.  In addition, our senior professionals are often offered the opportunity to invest their own capital in our private commingled funds (generally on a no fee, no carry basis).
We believe that carried interest and incentive fee participation as well as investment in our funds aligns the interests of our NEOs and other key employees with those of the investors in our funds, and this alignment has been a key contributor to our strong performance and growth. We also believe that ownership in our funds and the Company by our NEOs results in alignment of their interests with those of our fund investors and unitholders.
Our compensation program is a management tool supporting our mission and values. We believe our program supports, reinforces and aligns our values, business strategy and operations with the goal of increasing assets under management and profitability.
Certain of the Holdco Members (Antony P. Ressler, Michael J. Arougheti, David B. Kaplan and Bennett Rosenthal) in their capacity as our senior Partners, together with Michael R. McFerran, our chief financial officer and principal financial officer, are our NEOs for 2016. Incentive fee arrangements with our NEOs are described below under "Elements of Compensation-Incentive Fees." Our NEOs have entered into fair competition agreements with us that are described below under “-Summary Compensation Table-Fair Competition Provisions.”
Determination of Compensation for Named Executive Officers
We do not have a compensation committee.  The Holdco Members, in their capacity as managers of Ares Partners Holdco LLC, make all determinations regarding the cash compensation of our NEOs, such as salaries and bonuses.
The Equity Incentive Committee of our general partner has been delegated the authority to make equity awards to individuals other than our executive officers and directors.  The board of directors of our general partner makes all final determinations regarding equity awards pertaining to our executive officers and directors.  For NEOs, carried interest and incentive fee awards are generally determined by the Holdco Members and approved by the Conflicts Committee of the board of directors of our general partner.
It is our policy that the Holdco Members do not receive compensation other than carried interest and incentive fees. For 2016, Mr. McFerran’s salary and bonus decisions were based on his individual performance, the performance of the business or group for which he has responsibility and his ability to contribute to our overall performance in both the long and short term. Salary and bonus determinations are based on the judgment of the Holdco Members and do not rely on quantitative performance targets or other formulaic calculations.  Factors that the Holdco Members typically consider in making such salary and bonus determinations include the NEO’s role, level of responsibilities and contributions to our success. The Holdco Members also consider the NEO’s prior-year compensation while balancing short-term and long-term incentives.
Elements of Compensation
Our NEOs are generally compensated through a combination of carried interest and incentive fees that are designed to reward performance and align the interests of our NEOs with the interests of our fund investors and unitholders, and for NEOs who are not Holdco Members, equity awards. In 2016, Mr. McFerran was the only NEO to receive a base salary, discretionary bonus payment and equity awards.
We believe that the elements of compensation for our NEOs serve the primary objectives of our compensation program.  However, we periodically review the compensation of our key employees, including our NEOs, and, from time to time, may implement new plans or programs or otherwise make changes to the compensation structure relating to current or future key employees, including our NEOs.
Annual Base Salary.  In 2016, Mr. McFerran was the only NEO who received an annual salary, the details of which are set out in the Summary Compensation Table that follows.
We intend the base salary of Mr. McFerran to reflect his position, duties and responsibilities as our chief financial officer, as well as recognize his anticipated contribution to our ongoing initiatives and future success.  Although we believe that the base salary of our NEOs should not typically be the most significant amount of total compensation, we intend that any base salary amounts should attract and retain top talent as well as assist with the payment of basic living costs throughout the year.
Annual Cash Discretionary Bonus Payments.  For 2016, Mr. McFerran is the only NEO who received an annual discretionary bonus.
Mr. McFerran’s total discretionary bonus was determined by certain of the Holdco members in their capacity as managers of Ares Partners Holdco LLC and recognizes Mr. McFerran’s individual contribution to our overall goals and performance. We intend the discretionary bonus payment to reward Mr. McFerran for assisting us to achieve our annual goals, both for the Company as a whole and in his respective area of responsibility.  Factors that were included in determining the size of the bonus payment include Mr. McFerran’s accomplishments in driving our results, his leadership and management of his team and our overall performance. Comparisons were made to prior year performance and to our other senior professionals with the intention to reward, motivate and retain Mr. McFerran.
A portion of the 2016 annual discretionary bonus awarded to Mr. McFerran was granted in January 2017 in the form of restricted units to be settled in common units.  We paid 79% of his total discretionary bonus in cash in December 2016, and we awarded the balance in January 2017 as a grant of restricted units equal to 21% of his total discretionary bonus.
Incentive Fees.  The general partners or managers of certain of our funds receive performance‑based fees from our funds based on the applicable fund’s performance each year. Our senior professionals may be awarded a percentage of such incentive fees. These incentive fees are determined based on the seniority of the senior professional and the role of such senior professional in the applicable fund. We intend our incentive fee awards to incentivize the growth of our various operations and help align our investment and other professionals, including our NEOs, with our fund investors and unitholders.  Messrs. Arougheti and McFerran are the only NEOs who received incentive fees in 2016. For many partners and managers, these awards are made annually, are not subject to vesting and generally are forfeitable upon termination of employment in certain circumstances. However, for Mr. Arougheti, certain of the incentive fees are structured such that, notwithstanding his termination of employment with us, he may be eligible to continue to receive distributions relating to a declining portion of his incentive fee allocation for a period of up to twelve quarters following his termination of employment. The incentive fee participation interests held by our senior professionals generally are subject to dilution. Incentive fees, if any, in respect of a particular fund are paid to the senior professional only when actually received by the general partner, manager or other Ares entity entitled to receive such fees. In addition, the fees in which our senior professionals are entitled to share do not include base management fees, administrative fees or other expense reimbursements received from our funds. Because our senior professionals’ entitlement to incentive fees is generally subject to the fund meeting investment performance hurdles, the interests of our senior professionals are strongly aligned with the interests of our fund investors, thus ultimately benefitting our fund investors and unitholders through our success as a whole.
Carried Interest.  The general partners or affiliates of certain of our funds receive a preferred allocation of income and gains from our funds if specified returns are achieved, which we refer to as “carried interest.” We intend our carried interest awards to incentivize the growth of our various operations and help align our senior professionals (including our NEOs) with our fund investors and unitholders. Our senior professionals (including our NEOs) who work in these operations collectively own a majority of the carried interest. The percentage of carried interest owned by individual senior professionals varies and generally is subject to dilution for senior professionals owning a larger portion of the carried interest by fund. The percentage of carried interest is determined based on the seniority of the senior professional and the role of such senior professional in such fund. Ownership of carried interest by senior professionals may be subject to a range of vesting conditions, including continued employment, thus serving as an important employment retention mechanism. Carried interest generally vests over the longer of a fund’s investment period and five years from the date of grant, but may also vest in connection with the end of the fund for certain funds. For certain of our NEOs, certain of their carried interest awards will accelerate upon termination of such NEO’s services to us without cause or by reason of death or disability of such NEO.  Each of our NEOs (except Mr. McFerran) received cash distributions attributable to carried interest in 2016.
In addition, the general partners that receive allocations of carried interest generally are subject to contingent repayment obligations, under which the general partners are required to return to the applicable fund distributions from carried interest in certain situations. Our senior professionals (including certain of our NEOs) who receive allocations of carried interest are personally subject to this contingent repayment obligation, pursuant to which they may be required to repay previous distributions. Because the amount of carried interest distributions is directly tied to the realized performance of the underlying fund, our senior professionals’ direct ownership of carried interest fosters a strong alignment of their interests with the interests of our fund investors, thus ultimately benefitting our fund investors and unitholders through our success as a whole.
Options and Other Equity Grants.  We may grant equity to incentivize our NEOs’ continued employment and to align their interests with our fund investors and unitholders. We utilize options to purchase common units (“options”) and grants of restricted units to be settled in common units as our principal forms of long-term equity compensation. Option and restricted unit awards are granted pursuant to our 2014 Equity Incentive Plan. NEOs are entitled to cash dividends, if any, in respect of restricted units. In March 2016, pursuant to the terms of his offer letter, we granted Mr. McFerran 36,497 restricted units. On each of the second, third and fourth anniversaries of Mr. McFerran’s commencement of employment, Mr. McFerran is entitled to receive a further equity grant, subject to continued employment. The restricted units granted to Mr. McFerran in March 2016 vest in equal installments on the third, fourth and fifth anniversaries of the date of grant, subject to continued employment.
Upon termination of employment for any reason, the unvested portion of Mr. McFerran’s equity grants will generally be forfeited. However, if Mr. McFerran’s termination of employment or service is as a result of Mr. McFerran’s termination without Cause (as defined in his offer letter) or by reason of death or disability after the first anniversary of the date of grant and prior to the second anniversary of the date of grant, 11% of Mr. McFerran’s equity grants will vest. If Mr. McFerran’s termination of employment or service is as a result of Mr. McFerran’s termination without Cause or by reason of death or disability after the second anniversary of the date of grant and prior to the third anniversary of the date of grant, 22% of Mr. McFerran’s equity grants will vest.  For further information regarding Mr. McFerran’s equity grants, see “-Termination Payments-Equity Arrangements with Michael McFerran.”
Beginning in 2016, we awarded a portion of the annual discretionary bonus to key employees (including those NEOs who receive annual discretionary bonuses) in the form of restricted units to be settled in common units. These restricted units vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant, subject to continued employment. We refer to these restricted units as “Deferred Units.”  In January 2016 we granted 15,068 Deferred Units to Mr. McFerran and in January 2017 we granted 11,462 Deferred Units to Mr. McFerran, in each case, in respect of his discretionary bonus for the preceding calendar year. Generally, upon termination of employment, the unvested portion of the award will lapse. Upon termination of employment without Cause, by reason of death or disability, or for normal retirement or early retirement, the unvested portion of the award will vest upon termination of employment and the Deferred Units granted in 2016 will be paid on the previously scheduled vesting dates, while the Deferred Units granted in 2017 will be paid upon the termination. We believe the period of deferral and the vesting schedule sufficiently aligns the interests of NEOs who receive discretionary bonuses with our interests, as well as the interests of our fund investors and unitholders.
Pursuant to the 2014 Equity Incentive Plan, in August 2016 we granted 100,000 restricted units to Mr. McFerran. The restricted units granted to Mr. McFerran in August 2016 were granted in recognition of his continued service to the Company and will vest on the fifth anniversary of the date of grant, subject to continued employment. Upon termination of employment for any reason, the unvested portion of Mr. McFerran’s August 2016 equity grant will be forfeited.
401(k) Retirement Plan.  Mr. McFerran is currently the only NEO who is eligible to participate in our 401(k) program. We intend that participation in our 401(k) program will assist him to set aside funds for retirement in a tax efficient manner. The Ares retirement plan provides options for contributing to a traditional pre-tax 401(k), a post-tax Roth 401(k) or a combination of both, up to allowable IRS limits. In addition, we provide a discretionary match equal to 50% of the first 6% of the individual’s earnings, up to allowable IRS limits. The match is subject to a four-year vesting schedule, vesting 25% per year over the first four years of employment at Ares. Once employed for four years, 100% of any match outstanding or due to the employee is vested. In 2016, Mr. McFerran received a 401(k) match from us in the amount of $3,542.
Termination Payments
Equity Arrangements with Michael McFerran. With respect to equity grants to Mr. McFerran, other than his August 15, 2016 award and the Deferred Units, in the event that Mr. McFerran’s employment is terminated without Cause or by reason of death or disability after the first anniversary of the date of grant and prior to the second anniversary of the date of grant, 11% of any grants of restricted units and options will vest.  In the event that Mr. McFerran’s employment is terminated without Cause or by reason of death or disability after the second anniversary of the date of grant and prior to the third anniversary of the date of grant, 22% of any grants of restricted units and options will vest.

Deferred Unit Awards. If Mr. McFerran’s employment is terminated without Cause, by reason of his death or disability or for early or normal retirement, the unvested portion of his Deferred Units will vest and the Deferred Units granted in 2016 will be paid on the previously scheduled vesting dates, while the Deferred Units granted in 2017 will be settled upon termination.
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
Compensation Risk Assessment
Our compensation policies are targeted to incentivize investing in a risk-controlled fashion and are intended to discourage undue risk. Therefore, the key elements of our compensation consists of the grant of equity and, for senior professionals, carried interest subject to multi-year vesting or annual awards of incentive fees, particularly as employees become more senior in the organization and assume more leadership. We believe this policy encourages long-term thinking and protects us against excessive risk and investing for short-term gain.
Our funds generally distribute carried interest with respect to the disposition of an investment only after we have returned to our investors a preferred return and allocable capital relating to such disposition. As a result, in analyzing investments and making investment decisions, our investment professionals are motivated to take a long-term view of their investments, as short-term results typically do not affect their compensation and because they will have to return previously distributed excess carry due to subsequent under-performance of a fund.  Importantly, the amount of carried interest paid to these investment professionals is determined by the performance of the fund as a whole, rather than specific investments, meaning that they have a material interest in every investment. This approach discourages excessive risk taking, as even a hugely successful single investment will result in carried interest payments only if the overall performance of the fund exceeds the requisite hurdle.
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

Michael J. Arougheti David B. Kaplan John H. Kissick Antony P. Ressler Bennett Rosenthal Paul G. Joubert Michael Lynton Dr. Judy D. Olian

Compensation Committee Interlocks and Insider Participation
As described above, we do not have a compensation committee. Other than the grant of equity awards by the board of directors of our general partner to our executive officers, the Holdco Members make all determinations regarding executive officer compensation. In such capacity, the Holdco Members have determined that maintaining our existing compensation practices as closely as possible is desirable and intend that these practices will continue. Accordingly, the Holdco Members do not intend to establish a compensation committee of the board of directors of our general partner. For a description of certain transactions between us and our senior professionals see “Item 13.  Certain Relationships and Related Transactions, and Director Independence."
COMPENSATION OF OUR EXECUTIVE OFFICERS
Summary Compensation Table for Fiscal 2016
The following table contains information about the compensation paid to or earned by each of our named executive officers during the most recently completed fiscal year.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(3)	($)	($)	($)		($)
Antony P. Ressler, Co-Founder, Chairman and Chief Executive Officer	2016	—	—	—	—	—	—	32,345,129	(4)(9)	32,345,129
	2015	—	—	—	—	—	—	4,374,304	(4)(9)	4,374,304
	2014	—	—	—	—	—	—	4,304,164	(4)(9)	4,304,164
Michael J Arougheti, Co-Founder and President	2016	—	—	—	—	—	—	6,977,787	(5)(9)	6,977,787
	2015	—	—	—	—	—	—	8,310,663	(5)(9)	8,310,663
	2014	—	—	—	—	—	—	9,922,313	(5)(9)	9,922,313
David B. Kaplan, Co-Founder and Partner	2016	—	—	—	—	—	—	31,538,615	(4)(9)	31,538,615
	2015	—	—	—	—	—	—	3,267,725	(4)(9)	3,267,725
	2014	—	—	—	—	—	—	3,484,982	(4)(9)	3,484,982
Bennett Rosenthal, Co-Founder and Partner	2016	—	—	—	—	—	—	31,538,615	(4)(9)	31,538,615
	2015	—	—	—	—	—	—	3,267,725	(4)(9)	3,267,725
	2014	—	—	—	—	—	—	3,484,982	(4)(9)	3,484,982
Michael R. McFerran, Chief Financial Officer (6)	2016	1,000,000	787,500	2,390,749	—	—	—	8,736	(7)	4,186,985
	2015	774,307	597,500	473,025	951,654	—	—	88,294	(8)	2,884,780

(1)	In 2014, 2015 and 2016, we did not make salary payments to Messrs. Ressler, Arougheti, Kaplan or Rosenthal.

(2)
Represents the cash portion of the discretionary bonuses, which were paid in December 2016 and January 2016 related to 2016 and 2015, respectively. As further described in “—Compensation Discussion and Analysis—Annual Cash Discretionary Bonus Payments”, Mr. McFerran received 21% and 23% of his 2016 and 2015 discretionary bonuses in restricted units granted in January 2017 and January 2016, respectively, which are not included in these amounts.

(3)	Represents the grant date fair value of restricted units and options to purchase common units. See Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(4)	Represents actual cash distributions attributable to “carried interest” allocations in 2016, 2015 and 2014.

(5)
Includes actual cash distributions attributable to “carried interest” allocations of $553,796, $210,324 and $515,428 and incentive fee allocations of $6,423,991, $8,100,339 and $9,406,885 for 2016, 2015 and 2014, respectively.

(6)	Mr. McFerran became an NEO in March 2015.

(7)	Includes $5,194 of actual cash distributions attributable to "incentive fee" allocations and $3,542 in matching contributions under our 401(k) plan.

(8)
Represents a relocation allotment of $88,294 received in 2015 in connection with his move from San Francisco, California to Los Angeles, California. This amount was to compensate him for the transportation of household goods to his new residence and temporary housing and tax gross-up for moving-related assistance reported as personal taxable income.

(9)
Messrs. Ressler, Arougheti, Kaplan and Rosenthal (and their family members and estate planning vehicles) also received cash distributions from Ares Owners Holdings L.P. based on their ownership of units in Ares Owners Holdings L.P. Such amounts are distributions in respect of their equity ownership interests and are not included in compensation amounts presented. Mr. Ressler received distributions of $61,729,326, $67,993,024 and $113,291,342 in 2016, 2015 and 2014, respectively. Each of Messrs. Arougheti, Kaplan and Rosenthal received distributions of $12,927,282, $14,239,018 and $21,308,124 in 2016, 2015 and 2014, respectively.

Offer Letter with Michael R. McFerran
We entered into an offer letter with Mr. McFerran on March 10, 2015 relating to Mr. McFerran’s employment as chief financial officer, establishing his position and duties and providing for initial compensatory terms.
See “—Compensation Discussion and Analysis” for a discussion of the current compensatory terms applicable to NEOs.
Grants of Plan-Based Awards in 2016
The following table contains information about each grant of an award made to our NEOs in 2016 under any plan, including awards that subsequently have been transferred.

Name	Grant Date(1)		Stock Awards: Number of Shares of Stock or Units (8)		Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Antony P. Ressler	—		—		—	—	—
Michael J Arougheti	—		—		—	—	—
David B. Kaplan	—		—		—	—	—
Bennett Rosenthal	—		—		—	—	—
Michael R. McFerran	1/20/2016		15,068	(3)	—	—	168,912
	3/23/2016	(4)	36,497	(5)	—	—	487,837
	8/15/2016	(6)	100,000	(7)	—	—	1,734,000

(1)	For information regarding the timing of option grants, see “—Elements of Compensation—Options and Other Equity Grants.”

(2)	Represents the grant date fair value of restricted units and options to purchase common units. See Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)
Represents restricted units granted under our 2014 Equity Incentive Plan to be settled in common units, awarded to Mr. McFerran as a portion of his annual discretionary bonus. The restricted units generally vest in four equal installments on each of January 20, 2017, 2018, 2019, and 2020, subject to continued employment and earlier vesting upon the occurrence of specified events.

(4)
On March 17, 2015, in connection with the approval of Mr. McFerran's offer letter, the Board of Directors approved annual restricted unit grants to Mr. McFerran as forth in his offer letter. Subject to Mr. McFerran's continued employment, these grants are made on each anniversary of March 23, 2015.

(5)
Represents restricted units granted under our 2014 Equity Incentive Plan to be settled in common units upon vesting. The restricted units generally vest in three equal installments on each of March 23, 2019, 2020 and 2021, subject to continued employment and earlier vesting upon the occurrence of specified events.

(6)	This award was approved by the Board of Directors on August 4, 2016.

(7)	Represents restricted units granted under our 2014 Equity Incentive Plan to be settled in common units upon vesting. The restricted units will vest on August 15, 2021, subject to continued employment.

(8)	For further information regarding the vesting of restricted units and options, see “—Elements of Compensation—Options and Other Equity Grants.”

Outstanding Equity Awards at Fiscal Year-End
The following table contains information concerning unvested equity awards unexercised options; stock that has not vested; and equity incentive plan awards outstanding for each NEO as of December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Antony P. Ressler	—	—		—	-	—		—	—	—
Michael J Arougheti	—	—		—	-	—		—	—	—
David B. Kaplan	—	—		—	-	—		—	—	—
Bennett Rosenthal	—	—		—	-	—		—	—	—
Michael R. McFerran	—	254,453	(1)	18.35	March 23, 2025	27,248 15,068 36,497 100,000	(2) (3) (4) (5)	523,162 289,306 700,742 1,920,000	—	—

(1)	The options granted on March 23, 2015 vest in equal installments on each of March 23, 2018, 2019 and 2020, subject to continued employment and earlier vesting upon the occurrence of specified events.

(2)
The restricted units granted on March 23, 2015 vest in equal installments on each of March 23, 2018, 2019 and 2020, subject to continued employment and earlier vesting upon the occurrence of specified events.

(3)
The restricted units granted on January 20, 2016 vest in four equal installments on January 20, 2017, 2018, 2019 and 2020, subject to continued employment and earlier vesting upon the occurrence of specified events.

(4)
The restricted units granted on March 23, 2016 vest in three equal installments on March 23, 2019, 2020 and 2021, subject to continued employment and earlier vesting upon the occurrence of specified events.

(5)	The restricted units granted on August 15, 2016 vest on August 15, 2021, subject to continued employment.
Common Units and Ares Operating Group Units
We refer to the common units and Ares Operating Group Units issued as part of our Reorganization and common units received in exchange for such Ares Operating Group Units as “subject units.”
The subject units received by our senior professional owners are fully vested. Unless otherwise determined by our general partner, a senior professional owner will generally forfeit 25% of his or her subject units (i) in the case of Messrs. Arougheti, Kaplan, Rosenthal or Ressler, if such person resigns or (ii) generally in the case of a senior professional owner other than those listed in clause (i), if such senior professional owner resigns or is terminated for cause, in all cases prior to the fifth anniversary of our initial public offering or the second anniversary of our initial public offering if such person is at least 60 years old on the date of any resignation.
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
Assuming that all of the outstanding Ares Operating Group Units were exchanged for common units, each of Messrs. Arougheti, Kaplan and Rosenthal would hold, directly or indirectly, common units representing 6.58% of the total number of common units outstanding and Mr. Ressler would hold, directly or indirectly, common units representing 31.14% of the total number of common units outstanding, in each case subject to transfer restrictions and forfeiture provisions. Mr. McFerran does not hold any Ares Operating Group Units. Assuming that all of the outstanding Ares Operating Group Units were exchanged for common units, an additional 60 or more senior professionals would own common units representing approximately 18.61% of the total number of common units outstanding.
Option Exercises and Stock Vested
Our NEOs did not exercise any options from compensation-related equity awards in fiscal 2016. Our NEOs did not vest into equity from compensation-related equity awards in fiscal 2016.
Pension Benefits For 2016
We provide no pension benefits to our NEOs.
Nonqualified Deferred Compensation For 2016
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
Equity Arrangements with Michael McFerran
In the event that Mr. McFerran’s employment is terminated without Cause or by reason of death or disability after the first anniversary of the date of grant and prior to the second anniversary of the date of grant, 11% of the restricted units granted on March 23, 2015 and March 23, 2016 and options granted on March 23, 2015 will vest. In the event that Mr. McFerran’s employment is terminated without Cause or by reason of death or disability after the second anniversary of the date of grant and prior to the third anniversary of the date of grant, 22% of any restricted units granted on March 23, 2015 and March 23, 2016 and options granted on March 23, 2015 will vest. If Mr. McFerran had experienced a termination without Cause or by reason of death or disability on December 31, 2016, Mr. McFerran would have vested in restricted units having a value of $57,542, based on the closing price for our common units on such date, which was $19.20.
Deferred Unit Awards
If Mr. McFerran’s employment is terminated without Cause, by reason of his death or disability or for early or normal retirement, the unvested portion of his Deferred Units will vest and the Deferred Units granted in 2016 will be paid on the previously scheduled vesting dates. If Mr. McFerran had experienced a termination without Cause, by reason of death or disability or for early or normal retirement on December 31, 2016, Mr. McFerran would have vested in Deferred Units having a value of $289,306, based on the closing price of our common units on such date, which was $19.20.
Fair Competition Provisions
In connection with the Reorganization, Ares Owners Holdings L.P. entered into new fair competition agreements with the NEOs, and Mr. McFerran entered into a fair competition agreement upon commencement of his employment. Such agreements contain customary restrictive covenants, including a non‑competition provision that runs through the one‑year period following withdrawal or dissociation from Ares Owners Holdings L.P. and provisions relating to non‑solicitation of employees and clients that run through the one‑year period following termination of employment. In addition, such agreements require our NEOs to preserve confidential information and include assignments of intellectual property to us and our affiliates, including investment track records.
Compensation of our Directors
Each director who is not an employee of or service provider to (other than as a director) any entity related to Ares Management, L.P. (“independent directors”) receives an annual retainer of $100,000, payable in cash for the actual service period. An additional annual cash retainer of $15,000 is payable annually to the chair of our audit committee. In addition, independent directors received an initial equity grant of 3,947 restricted units upon the completion of our initial public offering, pursuant to the 2014 Equity Incentive Plan, which vests at a rate of one‑third per year, beginning on the first anniversary of the grant date.
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
Directors Compensation Table
The following table contains information concerning the compensation of the non-employee directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Paul G. Joubert	115,000	—	—	—	—	—		115,000
John H. Kissick(2)	—	—	—	—	—	6,908,646	(3)	6,908,646
Michael Lynton	100,000	—	—	—	—	—		100,000
Dr. Judy D. Olian	100,000	—	—	—	—	—		100,000

(1)
On May 1, 2014, Messrs. Joubert and Lynton and Dr. Olian were each granted 3,947 restricted units, vesting in equal installments on each of May 1, 2015, 2016 and 2017.  As of December 31, 2016, Messrs. Joubert and Lynton and Dr. Olian have each vested in 2/3 of their respective grants of 3,947 restricted units.

(2)	Mr. Kissick receives no compensation for his service as a member of our board of directors.

(3)
Includes actual cash distributions attributable to “carried interest” allocations of $6,892,050 and incentive fee allocations of $16,596.Mr. Kissick (and his family members and estate planning vehicles) also received cash distributions from Ares Owners Holdings L.P. based on his ownership of units in Ares Owners Holdings L.P. Such amounts are distributions in respect of his equity ownership interests and are not included in compensation amounts presented. Mr. Kissick received distributions of $5,112,056 in 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of our common units and Ares Operating Group Units as of February 21, 2017 by (1) each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Ares Management, L.P., (2) each of the directors and named executive officers of our general partner and (3) all directors and executive officers of our general partner as a group. We are managed by our general partner, Ares Management GP LLC, and the limited partners of Ares Management, L.P. do not presently have the right to elect or remove our general partner or its directors. Accordingly, we do not believe the common units are “voting securities” as such term is defined in Rule 12b‑2 under the Exchange Act.
The number and percentage of common units and Ares Operating Group Units beneficially owned is based on the number of our common units and Ares Operating Group Units issued and outstanding as of February 21, 2017.
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

	Common Units with Voting Power Beneficially Owned(1)(2)		Ares Operating Group Units Beneficially Owned(1)(2)(3)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
Directors and Named Executive Officers:
Michael J Arougheti	—	—	10,421,596	4.93%
David B. Kaplan	—	—	10,421,596	4.93%
John H. Kissick	—	—	4,121,190	1.95%
Antony P. Ressler	—	—	49,764,375	23.52%
Bennett Rosenthal	—	—	10,421,596	4.93%
Paul G. Joubert	—	—	—	—
Michael Lynton	—	—	—	—
Dr. Judy D. Olian	—	—	—	—
Michael R. McFerran	—	—	—	—
All directors and executive officers as a group (10 persons)	—	—	85,742,971	40.53%

(1)
Subject to certain restrictions, the Ares Operating Group Units are exchangeable for common units of Ares Management, L.P. on a one‑for‑one basis (subject to the terms of the exchange agreement). See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” As noted above, we do not believe the common units are “voting securities” as such term is defined in Rule 12b‑2 under the Exchange Act. Including common units receivable upon exchange of the Ares Operating Group Units listed above, each of Messrs. Arougheti, Kaplan and Rosenthal own or have the right to receive 13,901,648 common units; Mr. Kissick owns or has the right to receive 5,572,936 common units; Mr. Ressler owns or has the right to receive 65,785,153 common units; Mr. McFerran owns or has the right to receive 298,659 common units; Mr. Joubert owns or has the right to receive 13,947 common units; Dr. Olian owns or has the right to receive 5,747 common units; and Mr. Lynton owns or has the right to receive 3,947 common units. See “Item 11. Executive Compensation.”

(2)
Ares Voting LLC, an entity wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by the Holdco Members, holds a special voting unit in Ares Management, L.P. that entitles it, on those few matters that may be submitted for a vote of our common unitholders, to a number of votes that is equal to the aggregate number of Ares Operating Group Units held by the limited partners of the Ares Operating Group entities that do not hold a special voting unit.

(3)	Information presented does not include Ares Operating Group Units with respect to which our named executive officers may be deemed to have shared control due to their control of Ares Voting LLC.
Securities Authorized for Issuance under Equity Incentive Plans
The table set forth below provides information concerning the awards that may be issued under the 2014 Equity Incentive Plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	30,290,511	$13.86	30,397,280
Total	30,290,511	$13.86	30,397,280

(1)
Reflects the aggregate number of outstanding non‑qualified options, unit appreciation rights, common units, restricted units, deferred restricted units, phantom units, unit equivalent awards and other awards based on common units, to which we collectively refer as our “units,” granted under the 2014 Equity Incentive Plan as of December 31, 2016.

(2)
The aggregate number of units available for future grants under our 2014 Equity Incentive Plan is increased on the first day of each fiscal year by the number of units equal to the positive difference, if any, of (a) 15% of the aggregate number of common units and Ares Operating Group Units outstanding on the last day of the immediately preceding fiscal year (excluding Ares Operating Group Units held by Ares Management, L.P. or its wholly owned subsidiaries) minus (b) the aggregate number of our units otherwise available for future grants under our 2014 Equity Incentive Plan as of such date (unless the administrator of the 2014 Equity Incentive Plan should decide to increase the number of common units available for future grants under the plan by a lesser amount). The units underlying any award granted under the 2014 Equity Incentive Plan that expire, terminate or are cancelled (other than in connection of a payment) without being settled in units will again become available for awards under the 2014 Equity Incentive Plan. Awards settled solely in cash do not use units under the 2014 Equity Incentive Plan. As of January 1, 2017, pursuant to this formula, 31,686,457 units were available for issuance under the 2014 Equity Incentive Plan.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reorganization
As part of the Reorganization prior to our initial public offering, we undertook a number of transactions as described under “Note 1. Organization and Basis of Presentation—Reorganization,  ”  to our consolidated financial statements included in this Annual Report on Form 10-K, whereby, among other things, our businesses were reorganized into a holding partnership structure. Ares Management, L.P. acquired, through wholly owned subsidiaries, a number of Ares Operating Group Units equal to the aggregate number of common units that Ares Management, L.P. issued in connection with its initial public offering. In connection with their acquisition of partnership units in the Ares Operating Group entities, Ares Management, L.P. and its direct subsidiaries became the general partners of each of the Ares Operating Group entities.
Our General Partner
Our general partner manages all of our operations and activities. For so long as, as determined on January 31 of each year, the Ares control condition is satisfied, the board of directors of our general partner has no authority other than that which Ares Partners Holdco LLC, the member of our general partner and an entity owned and controlled by the Holdco Members, chooses to delegate to it. If the Ares control condition is not satisfied, the board of directors of our general partner will be responsible for the oversight of our business and operations.
Unlike the holders of common stock in a corporation, our common unitholders have limited voting rights and have no right to remove our general partner or, except in the limited circumstances described below, elect the directors of our general partner. Our common unitholders have no right to elect the directors of our general partner unless the Ares control condition is not satisfied. For so long as the Ares control condition is satisfied, our general partner’s board of directors is elected in accordance with its limited liability company agreement, which provides that directors are appointed and removed by Ares Partners Holdco LLC, the member of our general partner. Ares Partners Holdco LLC is owned by the Holdco Members and managed by a board of managers which is composed of Messrs. Arougheti, de Veer, Kaplan, Ressler and Rosenthal (the “Managers”). Decisions by the board of managers generally are made by a majority of the Managers, which majority must include Antony P. Ressler. The Holdco Members, through Ares Owners Holdings L.P. and the special voting units held by Ares Voting LLC, have approximately 72.13% of the voting power of Ares Management, L.P. As a result, our common unitholders have limited ability to influence decisions regarding our businesses.
Tax Receivable Agreement
The holders of Ares Operating Group Units, subject to any applicable transfer restrictions and other provisions, may on a quarterly basis, (subject to the terms of the exchange agreement), exchange their Ares Operating Group Units for our common units on a one‑for‑one basis or, at our option, for cash. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in each of the three Ares Operating Group entities to effect an exchange for a common unit of Ares Management, L.P. Ares Holdings L.P. (and any other entities as may be determined by our general partner) has made or will make an election under Section 754 of the Code for each taxable year in which an exchange of Ares Operating Group Units for common units occurs, which is expected to result in increases to the tax basis of its assets at the time of an exchange of Ares Operating Group Units. Subsequent exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Holdings L.P. that may reduce the amount of tax that certain of our subsidiaries, including AHI, which we refer to as, together with any successors thereto, the “corporate taxpayers,” would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The IRS may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.
We entered into a tax receivable agreement with the TRA Recipients that provides for the payment by our corporate taxpayer to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayer actually realizes (or is deemed to realize in the case of an early termination payment by the corporate taxpayer or a change in control, as discussed below) as a result of increases in tax basis and certain other tax benefits related to our entering into the tax receivable agreement. This payment obligation is an obligation of the corporate taxpayer and not of the Ares Operating Group. The corporate taxpayer will benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayer (calculated with certain assumptions) to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the assets of Ares holdings L.P. as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. A limited partner of an Ares Operating Group entity may elect to exchange Ares Operating Group Units in a tax‑free transaction where the limited partner is making a charitable contribution or otherwise with our consent. In such a case, the exchange will not result in an increase in the tax basis of the assets of the relevant Ares Operating Group entity and no payments will be made under the tax receivable agreement.
The term of the tax receivable agreement commenced on May 1, 2014 and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayer exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement (as described in more detail below) or the corporate taxpayer breach any of its material obligations under the tax receivable agreement in which case all obligations will generally be accelerated and due as if the corporate taxpayer had exercised its right to terminate the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, as the calculation depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

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

•	the extent to which such exchanges are taxable—if an exchange is not taxable for any reason, increased deductions will not be available; and

•	the amount and timing of our income—the corporate taxpayer will be required to pay 85% of the cash tax savings as and when realized, if any.
If the corporate taxpayer does not have taxable income, the corporate taxpayer is not required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no cash tax savings will have been actually realized. However, any cash tax savings that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivables agreement.
Future payments under the tax receivable agreement in respect of subsequent exchanges are expected to be substantial. It is possible that future transactions or events could increase or decrease the actual cash tax savings realized and the corresponding tax receivable agreement payments. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that the corporate taxpayer realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to the corporate taxpayer by the Ares Operating Group are not sufficient to permit the corporate taxpayer to make payments under the tax receivable agreement after it has paid taxes. The payments under the tax receivable agreement are not conditioned upon the TRA Recipients’ continued ownership of us or the Ares Operating Group.
In addition, the tax receivable agreement provides that upon a change of control, the corporate taxpayers’ obligations under the tax receivables agreement with respect to exchanged or acquired Ares Operating Group Units (whether exchanged or acquired before or after such change of control) would be accelerated based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.
Furthermore, the corporate taxpayer may elect to terminate the tax receivable agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the tax receivable agreement includes several assumptions, including (1) that any Ares Operating Group Units that have not been exchanged are deemed exchanged for the market value of the common units at the time of termination, (2) the corporate taxpayers will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (3) the tax rates for future years will be those specified in the law as in effect at the time of termination and (4) certain non‑amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to the lesser of (i) 6.5% and (ii) LIBOR plus 100 basis points.

As a result of the change in control provisions and the early termination right, the corporate taxpayer could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual cash tax savings that the corporate taxpayer realizes in respect of the tax attributes subject to the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.
Decisions made by the Holdco Members in the course of running our businesses may influence the timing and amount of payments that are received by the TRA Recipients (including, among others, the Holdco Members and other executive officers) under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase the tax liability of an exchanging holder without giving rise to any rights to payments under the tax receivable agreement. As an additional example, if future holders of Ares Operating Group Units do not become TRA Recipients, upon an exchange of Ares Operating Group Units by such future holders, current TRA Recipients (including, among others, the Holdco Members and other executive officers) will be entitled to a portion of the payments payable under the tax receivable agreement with respect to such exchanges.
Payments under the tax receivable agreement will be based on the tax reporting positions that we will determine. Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the corporate taxpayer will not be reimbursed for any payments previously made under the tax receivable agreement with respect to a tax basis increase that is successfully challenged. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings.
In the event that Ares Management, L.P. or any of its direct subsidiaries become taxable as a corporation for U.S. federal income tax purposes, these entities will also be obligated to make payments under the tax receivable agreement on the same basis and to the same extent as the corporate taxpayer.
Investor Rights Agreement
In connection with the initial public offering, we entered into an Investor Rights Agreement that grants Ares Owners Holdings L.P. and the Strategic Investors the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act common units delivered in exchange for Ares Operating Group Units or common units of Ares Management, L.P. otherwise held by them. In addition, we may be required to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period. Lastly, the parties to the Investor Rights Agreement have the ability to exercise certain piggyback registration rights in respect of common units held by them in connection with registered offerings requested by other registration rights holders or initiated by us. Under the Investor Rights Agreement, the Strategic Investors have the right to observe the board meetings of our general partner, subject to an ownership threshold.
Ares Operating Group Governing Agreements
Ares Management, L.P. is a holding partnership and, indirectly through direct subsidiaries, controls and holds equity interests in the Ares Operating Group entities. Ares Management, L.P., either directly or through direct subsidiaries, is the general partner of each of the Ares Operating Group entities. Accordingly, Ares Management, L.P. operates and controls all of the business and affairs of the Ares Operating Group and, through the Ares Operating Group entities and their operating entity subsidiaries, conducts our businesses. Directly or through direct subsidiaries, Ares Management, L.P. has unilateral control over all of the affairs and decision making of the Ares Operating Group. Furthermore, the subsidiaries of Ares Management, L.P. cannot admit substitute general partners to the Ares Operating Group entities without the approval of Ares Management, L.P. or the relevant direct subsidiary.
Pursuant to the governing agreements of the Ares Operating Group entities, the general partner of each of the Ares Operating Group entities has the right to determine when distributions related to the common units will be made to the partners of the Ares Operating Group entities and the amount of any such distributions. If a distribution to the common unitholders is authorized, such distribution is made to the partners of the Ares Operating Group entities pro rata in accordance with the percentages of their respective partnership units.
Each of the Ares Operating Group entities has an identical number of partnership units outstanding. As of February 21, 2017, there were 211,546,198 Ares Operating Group Units outstanding. The holders of partnership units in the Ares Operating Group entities, including Ares Management, L.P. or its direct subsidiaries, incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Ares Operating Group. Net profits and net losses of the Ares Operating Group entities are allocated to their partners (including Ares Management, L.P. or its direct subsidiaries), pro rata in accordance with the percentages of their respective partnership units. The agreements of the Ares Operating Group entities provide for cash distributions, which we refer to as “tax distributions,” to the partners of such entities if the general partners of the Ares Operating Group entities determine that the taxable income of the relevant Ares Operating Group entity gives rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York, whichever is higher (taking into account the non‑deductibility of certain expenses and the character of our income). The Ares Operating Group makes tax distributions only to the extent distributions from such entities for the relevant year are otherwise insufficient to cover such tax liabilities.
Subject to any applicable transfer restrictions and other provisions, these partnership units may be exchanged for our common units as described under “—Exchange Agreement” below.
Exchange Agreement
In connection with the initial public offering, we entered into an exchange agreement (which was amended and restated on July 1, 2016) with the holders of Ares Operating Group Units providing that such holders, subject to any applicable transfer restrictions, may up to four times each year (subject to the terms of the exchange agreement) exchange their Ares Operating Group Units for our common units on a one‑for‑one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications, or, at our option, for cash. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in each of the three Ares Operating Group entities to effect an exchange for a common unit of Ares Management, L.P. Ares Management, L.P. holds, directly or through its subsidiaries, a number of Ares Operating Group Units equal to the number of common units that Ares Management, L.P. has issued. As a holder exchanges its Ares Operating Group Units, Ares Management, L.P.’s direct or indirect interest in the Ares Operating Group will be correspondingly increased.
Firm Use of Our Co‑Founders’ Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned by Mr. Ressler and by Messrs. Kaplan and Rosenthal together. Messrs. Ressler, Kaplan and Rosenthal paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us or our affiliates for the business use of these aircraft by Messrs. Ressler, Kaplan and Rosenthal and other of our personnel is generally made at market rates, which totaled $253,920 during 2016 for Mr. Ressler, and $467,031 for each of Messrs. Kaplan and Rosenthal during 2016 with respect to their shared aircraft.
Co‑Investments and Other Investment Transactions
Our senior professionals have the opportunity to invest their own capital alongside certain of our funds’ limited partners in a particular fund. Co‑investments are investments in a fund on the same terms and conditions as fund investors, except that generally these co‑investments are not subject to management fees or carried interest. These investment opportunities are available to our senior professionals and for other professionals associated with the activities of such fund whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. See “Item 1. Business—Capital Invested In and Through Our Funds.”
During the year ended December 31, 2016, the following executive officers and directors (and their family members and estate planning vehicles) invested their own capital in and alongside our funds: Mr. Arougheti invested an aggregate of $2,023,988; Mr. Kaplan invested an aggregate of $1,140,227; Mr. Kissick invested an aggregate of $4,374,696; Mr. Ressler invested an aggregate of $10,208,553; Mr. Rosenthal invested an aggregate of $1,143,373 and Mr. Weiner invested an aggregate of $358,342, respectively. During the year ended December 31, 2016, the following executive officers and directors (and their family members and estate planning vehicles) received distributions from our funds as a result of their invested capital: Mr. Arougheti received $1,791,385; Mr. Kaplan received $2,585,774; Mr. Kissick received $7,853,644; Mr. Ressler received $19,146,501; Mr. Rosenthal received $2,569,953; and Mr. Weiner received $1,045,134, respectively.
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

Securities of Publicly Traded Vehicles
From time to time, our managed funds, senior professionals and directors may have the opportunity to purchase securities of our publicly traded vehicles in connection with certain offerings made by such entities. During the year ended December 31, 2016, none of the entities, executive officers and directors (and their family members and estate planning vehicles) purchased the securities in these offerings. From time to time our executive officers and directors may also purchase the securities of our publicly traded funds in market transactions.
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
Item 14.  Principal Accountant Fees and Services
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016		2015(5)
	The Company	Ares Funds	The Company	Ares Funds
	(Dollars in thousands)
Audit fees(1)	$3,363	$6,739	$4,773	$5,425
Audit-related fees(2)	—	2,704	1,196	2,679
Tax fees(3)	70	221	169	270
All other fees(4)	—	—	—	—
Total	$3,433	$9,664	$6,138	$8,374

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

(3)	Tax fees consisted of fees related to tax compliance and tax advisory services.

(4)	All other fees consisted of advisory services related to regulatory matters.

(5)	Certain prior year amounts have been reclassified to other lines within the table to conform to the current year presentation.
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

PART IV.
Item 15.  Exhibits, Financial Statement Schedules
(a)Documents Filed with Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(b)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1
Certificate of Limited Partnership of Ares Management, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429, filed with the SEC on February 29, 2016).

3.2
Second Amended and Restated Limited Partnership Agreement of Ares Management, L.P. dated June 8, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on June 9, 2016).

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

4.3
First Amendment, dated as of August 7, 2015, to the First Supplemental Indenture, dated October 8, 2014, to the indenture, dated October 8, 2014, among Ares Finance Co. LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 7, 2015)..

4.4	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on October 8, 2014).
4.5	Form of 7.00% Series A Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on June 9, 2016).
10.1
Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated June 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.2
Second Amended and Restated Limited Partnership Agreement of Ares Offshore Holdings L.P. dated June 8, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.3
Amended and Restated Limited Partnership Agreement of Ares Investments L.P. dated June 8, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

10.4	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333‑194919) filed with the SEC on April 16, 2014).

Exhibit No.		Description
10.5		2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on May 7, 2014).
10.6
Amended and Restated Exchange Agreement, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on August 9, 2016).

10.7		Tax Receivable Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on May 7, 2014).
10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15	*
Amendment No. 7, dated as of February 24, 2017, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.

10.16
Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333‑194919) filed with the SEC on April 16, 2014).

10.17		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑194919) filed with the SEC on April 22, 2014).
10.18	*	Form of Restricted Unit Agreement under the 2014 Equity Incentive Plan.
10.19
Form of Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on May 7, 2014).

10.20
Form of Phantom Unit Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on May 7, 2014).

10.21		Form of ARCC Incentive Fee Award (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333‑194919) filed with the SEC on April 11, 2014).

Exhibit No.		Description
10.22
Form of Amended and Restated Limited Partnership Agreement of Carry Vehicles (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429, filed with the SEC on February 29, 2016).

10.23
Form of Supplemental Award Agreement for Carried Interest (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429, filed with the SEC on February 29, 2016).

10.24	*	Form of Annual Incentive Fee Award Letter.
10.25	*	Form of Deferred Restricted Unit Agreement.
10.26
Offer Letter for Michael R. McFerran, dated March 10, 2015 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-36429) filed with the SEC on March 20, 2015).

10.27		Termination Agreement, dated October 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36429) filed with the SEC on October 27, 2015).
10.28
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
99.1
Second Amended and Restated Agreement of Limited Liability Company of the General Partner of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 9, 2016).

101.INS*		XBRL Instance Document.
101.SCH*		XBRL Taxonomy Extension Schema Document.
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

Item 16. Summary of 10-K

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES MANAGEMENT, L.P.

	By:	Ares Management GP LLC, its general partner
Dated: February 27, 2017	By:	/s/ Antony P. Ressler
Antony P. Ressler
Chairman, Co‑Founder & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antony P. Ressler
	Name:	Antony P. Ressler	Dated: February 27, 2017
	Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael R. McFerran
	Name:	Michael R. McFerran	Dated: February 27, 2017
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti	Dated: February 27, 2017
	Title:	Director, Co‑Founder & President

By:	/s/ David B. Kaplan
	Name:	David B. Kaplan	Dated: February 27, 2017
	Title:	Director, Co‑Founder & Partner

By:	/s/ John H. Kissick
	Name:	John H. Kissick	Dated: February 27, 2017
	Title:	Director, Co‑Founder & Partner

By:	/s/ Bennett Rosenthal
	Name:	Bennett Rosenthal	Dated: February 27, 2017
	Title:	Director, Co‑Founder & Partner

By:	/s/ Paul G. Joubert
	Name:	Paul G. Joubert	Dated: February 27, 2017
	Title:	Director

By:	/s/ Michael Lynton
	Name:	Michael Lynton	Dated: February 27, 2017
	Title:	Director

By:	/s/ Judy D. Olian
	Name:	Dr. Judy D. Olian	Dated: February 27, 2017
	Title:	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Ares Management, L.P.

We have audited the accompanying consolidated statements of financial condition of Ares Management, L.P. (successor to Ares Holdings Inc. and Ares Investments LLC, which directly or indirectly hold controlling interests in Ares Management LLC and Ares Investments Holdings LLC, as well as their wholly owned subsidiaries) (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2017

Ares Management, L.P.
Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Unit Data)

	As of December 31,
	2016	2015
Assets
Cash and cash equivalents	$342,861	$121,483
Investments (including fair value investment of 448,336 and $446,779 at 2016 and 2015, respectively)	468,471	468,287
Performance fees receivable	759,099	534,661
Due from affiliates	162,936	144,982
Deferred tax asset, net	6,731	—
Other assets	65,565	62,975
Intangible assets, net	58,315	84,971
Goodwill	143,724	144,067
Assets of Consolidated Funds:
Cash and cash equivalents	455,280	159,507
Investments, at fair value	3,330,203	2,559,783
Due from affiliates	3,592	12,923
Dividends and interest receivable	8,479	13,005
Receivable for securities sold	21,955	13,416
Other assets	2,501	1,348
Total assets	$5,829,712	$4,321,408
Liabilities
Accounts payable, accrued expenses and other liabilities	$83,336	$102,626
Accrued compensation	131,736	125,032
Due to affiliates	17,564	12,901
Performance fee compensation payable	598,050	401,715
Debt obligations	305,784	389,120
Put option liability	—	20,000
Deferred tax liability, net	—	21,288
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	21,056	18,951
Payable for securities purchased	208,742	51,778
CLO loan obligations, at fair value	3,031,112	2,174,352
Fund borrowings	55,070	11,734
Total liabilities	4,452,450	3,329,497
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	—	23,505
Preferred equity (12,400,000 units issued and outstanding at December 31, 2016)	298,761	—
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	338,035	320,238
Equity appropriated for Consolidated Funds	—	3,367
Non-controlling interest in Consolidated Funds	338,035	323,605
Non-controlling interest in Ares Operating Group entities	447,615	397,883
Controlling interest in Ares Management, L.P. :
Partners' Capital (80,814,732 units and 80,679,600 units, issued and outstanding at December 31, 2016 and 2015, respectively)	301,790	251,537
Accumulated other comprehensive loss	(8,939)	(4,619)
Total controlling interest in Ares Management, L.P	292,851	246,918
Total equity	1,377,262	968,406
Total liabilities, redeemable interest, non-controlling interests and equity	$5,829,712	$4,321,408
See accompanying notes to consolidated financial statements.

Ares Management, L.P.
Consolidated Statements of Operations
(Amounts in Thousands, Except Unit Data)

	For the Years Ended December 31,
	2016	2015	2014

Revenues
Management fees (includes ARCC Part I Fees of $121,181, $121,491 and $118,537 for the years ended December 31, 2016, 2015 and 2014, respectively)	$642,068	$634,399	$486,477
Performance fees	517,852	150,615	91,412
Administrative and other fees	39,285	29,428	26,000
Total revenues	1,199,205	814,442	603,889
Expenses
Compensation and benefits	447,725	414,454	456,372
Performance fee compensation	387,846	111,683	170,028
General, administrative and other expenses	159,776	224,798	166,839
Expenses of the Consolidated Funds	21,073	18,105	66,800
Total expenses	1,016,420	769,040	860,039
Other income (expense)
Net interest and investment income (expense) (includes interest expense of $17,981, $18,949 and $8,617 for the years ended December 31, 2016, 2015 and 2014, respectively)	5,800	(4,904)	(1,373)
Debt extinguishment expense	—	(11,641)	—
Other income (expense), net	35,650	21,680	(2,422)
Net realized and unrealized gain on investments	28,251	17,009	32,128
Net interest and investment income of the Consolidated Funds (includes interest expense of $91,452, $78,819 and $666,373 for the years ended December 31, 2016, 2015 and 2014, respectively)	47,491	38,554	271,462
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(2,057)	(24,616)	513,270
Total other income	115,135	36,082	813,065
Income before taxes	297,920	81,484	556,915
Income tax expense	11,019	19,064	11,253
Net income	286,901	62,420	545,662
Less: Net income attributable to redeemable interests in Consolidated Funds	—	—	2,565
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	3,386	(5,686)	417,793
Less: Net income attributable to redeemable interests in Ares Operating Group entities	456	338	731
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	171,251	48,390	89,585
Net income attributable to Ares Management, L.P.	111,808	19,378	34,988
Less: Preferred equity distributions paid	12,176	—	—
Net income attributable to Ares Management, L.P. common unitholders	$99,632	$19,378	$34,988
Net income attributable to Ares Management, L.P. per common unit:
Basic	$1.22	$0.23	$0.43
Diluted	$1.20	$0.23	$0.43
Weighted-average common units
Basic	80,749,671	80,673,360	80,358,036
Diluted	82,937,030	80,673,360	80,358,036
Distribution declared and paid per common unit	$0.83	$0.88	$0.42

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to consolidated financial statements.

Ares Management, L.P.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$286,901	$62,420	$545,662
Other comprehensive income:
Foreign currency translation adjustments	(15,754)	(8,638)	(36,489)
Total comprehensive income	271,147	53,782	509,173
Less: Comprehensive income attributable to redeemable interests in Consolidated Funds	—	—	2,565
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	3,336	(5,834)	383,323
Less: Comprehensive income attributable to redeemable interests in Ares Operating Group entities	409	302	724
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	159,914	43,169	88,959
Comprehensive income attributable to Ares Management, L.P.	$107,488	$16,145	$33,602

See accompanying notes to consolidated financial statements.

Ares Management, L.P.
Consolidated Statements of Changes in Equity
(Amounts in Thousands)

				Predecessor						Consolidated Funds
	Preferred Equity	Partners' Capital	Accumulated Other Comprehensive Income (Loss)	Members' Equity	Common Stock (A shares)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest in Ares Operating Group Entities	Equity Appropriated for Consolidated Funds	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2013	$—	$—	$—	$321,891	$—	$338,375	$(135,573)	$985	$167,731	$155,261	$5,691,874	$6,540,544
Relinquished with deconsolidation of funds	—	—	—	—	—	—	—	—	—	—	(354,737)	(354,737)
Contributions	—	—	—	—	—	—	—	—	—	—	126,265	126,265
Distributions	—	—	—	(132,286)	—	(42,622)	—	—	(50,442)	—	(741,905)	(967,255)
Net income (loss)	—	—	—	28,064	—	—	(21,966)	—	3,247	(50,413)	287,942	246,874
Currency translation adjustment	—	—	—	—	—	—	—	1,255	404	(682)	(412)	565
Equity compensation	—	—	—	(368)	—	39,078	—	—	12,479	—	—	51,189
Tandem award compensation adjustment	—	—	—	1,570	—	5,371	(983)	—	1,242	—	—	7,200
Net effect of Reorganization, including contributions of Ares Operating Group units for 69,078,234 common units	—	204,877	—	(218,871)	—	(340,202)	158,522	(2,240)	197,914	—	—	—
Balance post-Reorganization(1)	—	204,877	—	—	—	—	—	—	332,575	104,166	5,009,027	5,650,645
Issuance of 11,589,430 common units, net of underwriters' discount	—	209,189	—	—	—	—	—	—	—	—	—	209,189
Issuance costs	—	(10,910)	—	—	—	—	—	—	(17,581)	—	—	(28,491)
Allocation of contributions in excess of the carrying value of the net assets (dilution)	—	(129,446)	—	—	—	—	—	—	128,536	—	—	(910)
Changes in ownership interests	—	1,511	—	—	—	—	—	—	(611)	—	—	900
Deferred tax assets (liabilities) arising from allocation of contributions and Partners' capital	—	1,589	—	—	—	—	—	—	(16)	—	—	1,573
Contributions	—	—	—	—	—	—	—	—	—	—	182,522	182,522
Distributions	—	(33,881)	—	—	—	—	—	—	(68,872)	—	(491,800)	(594,553)
Net income (loss)	—	34,988	—	—	—	—	—	—	80,240	(139,160)	319,424	295,492
Currency translation adjustment	—	—	(1,386)	—	—	—	—	—	(2,285)	(2,932)	(30,444)	(37,047)
Equity compensation	—	7,108	—	—	—	—	—	—	11,507	—	—	18,615
Balance at December 31, 2014	—	285,025	(1,386)	—	—	—	—	—	463,493	(37,926)	4,988,729	5,697,935
Cumulative effect of accounting change due to the adoption of ASU 2015-02	—	—	—	—	—	—	—	—	—	25,352	(4,651,189)	(4,625,837)
Relinquished with deconsolidation of funds	—	—	—	—	—	—	—	—	—	—	1,652	1,652
Changes in ownership interests	—	7,280	—	—	—	—	—	—	(7,362)	—	—	(82)
Deferred tax liabilities arising from allocation of contributions and Partners' capital	—	(735)	—	—	—	—	—	—	(97)	—	—	(832)
Contributions	—	—	—	—	—	—	—	—	85	—	88,567	88,652
Issuance of AOG units in connection with acquisitions	—	—	—						25,468	—	—	25,468
Distributions	—	(70,999)	—	—	—	—	—	—	(145,763)	—	(85,746)	(302,508)
Net income (loss)	—	19,378	—	—	—	—	—	—	48,390	16,089	(21,775)	62,082
Currency translation adjustment	—	—	(3,233)	—	—	—	—	—	(5,221)	(148)	—	(8,602)
Equity compensation	—	11,588	—	—	—	—	—	—	18,890	—	—	30,478
Balance at December 31, 2015	—	251,537	(4,619)	—	—	—	—	—	397,883	3,367	320,238	968,406
Cumulative effect of accounting change due to the adoption of ASU 2014-13	—	—	—	—	—	—	—	—	—	(3,367)	—	(3,367)
Issuance of preferred equity	298,761	—	—	—	—	—	—	—	—	—	—	298,761
Changes in ownership interests	—	1,446	—	—	—	—	—	—	(2,327)	—	—	(881)
Reallocation of equity due to redemption of ownership interest	—	1,276	—	—	—	—	—	—	2,061	—	—	3,337
Deferred tax assets effects arising from allocation of Partners' capital	—	724	—	—	—	—	—	—	3	—	—	727
Contributions	—	—	—	—	—	—	—	—	—	—	132,932	132,932
Distributions	(12,176)	(67,041)	—	—	—	—	—	—	(132,961)	—	(118,471)	(330,649)
Net income	12,176	99,632	—	—	—	—	—	—	171,251	—	3,386	286,445
Currency translation adjustment	—	—	(4,320)	—	—	—	—	—	(11,337)	—	(50)	(15,707)
Equity compensation	—	14,216	—	—	—	—	—	—	23,042	—	—	37,258
Balance at December 31, 2016	$298,761	$301,790	$(8,939)	$—	$—	$—	$—	$—	$447,615	$—	$338,035	$1,377,262
Prior to the Reorganization on May 1, 2014, financial statements represent the combined and consolidated results of AHI, AI and consolidated subsidiaries, referred to collectively as the Predecessor.  Subsequent to the Reorganization, these financial statements represent  the results of Ares Management, L.P. See Note 1 for further information.
See accompanying notes to consolidated financial statements.

Ares Management, L.P.
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	For the Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$286,901	$62,420	$545,662
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	39,065	32,244	83,230
Depreciation and amortization	37,455	55,275	36,129
Debt extinguishment expenses	—	11,641	—
Net realized and unrealized (gain) loss on investments	(28,251)	(17,009)	(32,128)
Contingent consideration	(17,674)	(21,064)	—
Other non-cash amounts	—	10	3,143
Investments purchased	(120,413)	(150,231)	(57,164)
Proceeds from sale of investments	145,439	59,979	19,365
Allocable to non-controlling interests in Consolidated Funds:
Receipt of non-cash interest income and dividends from investments	(7,720)	(8,288)	(57,954)
Net realized and unrealized (gain) loss on investments	2,057	24,616	(513,270)
Amortization on debt and investments	(4,566)	(1,197)	(19,681)
Investments purchased	(2,263,891)	(1,643,079)	(9,739,451)
Proceeds from sale or pay down of investments	1,498,398	1,049,765	10,943,758
Cash flows due to changes in operating assets and liabilities:
Restricted cash	—	32,500	(19,390)
Net performance fees receivable	(28,306)	20,611	38,079
Due to/from affiliates	(26,000)	8,017	(53,351)
Other assets	(162)	(268)	11,557
Accrued compensation and benefits	9,181	(6,028)	(4,870)
Accounts payable, accrued expenses and other liabilities	5,328	(37,194)	34,027
Deferred taxes	(28,463)	1,427	(1,141)
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(295,769)	1,154,889	338,590
Cash relinquished with deconsolidation of Consolidated Funds	—	(870,390)	(40,625)
Change in other assets and receivables held at Consolidated Funds	3,872	(1,444)	357,748
Change in other liabilities and payables held at Consolidated Funds	167,864	(285,188)	(339,675)
Net cash (used in) provided by operating activities	(625,655)	(527,986)	1,532,588
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(64,437)	(60,000)
Purchase of furniture, equipment and leasehold improvements, net	(11,913)	(10,676)	(16,664)
Net cash used in investing activities	(11,913)	(75,113)	(76,664)
Cash flows from financing activities:
Proceeds from issuance of common units in IPO	—	—	209,189
Issuance costs	—	—	(28,615)
Proceeds from debt issuance, net of offering costs	26,036	316,449	245,670
Proceeds from credit facility	147,000	185,000	223,918
Proceeds from term notes	—	35,250	—
Repayments of credit facility	(257,000)	(75,000)	(345,168)
Repayments of term notes	—	(328,250)	(11,000)
Repayments of promissory notes	—	—	(20,869)
Proceeds from the issuance of preferred equity, net of issuance costs	298,761	—	—
Distributions	(200,663)	(217,760)	(329,893)
Preferred equity distributions	(12,176)	—	—
Redemption of redeemable interest and put option liability	(40,000)	—	—
Other financing activities	(701)	85	—
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	132,932	88,567	339,195
Distributions to non-controlling interests in Consolidated Funds	(118,471)	(85,746)	(1,322,998)
Borrowings under loan obligations by Consolidated Funds	1,621,514	763,811	3,782,201
Repayments under loan obligations by Consolidated Funds	(716,468)	(100,869)	(4,105,736)
Net cash provided by (used in) in financing activities	880,764	581,537	(1,364,106)
Effect of exchange rate changes	(21,818)	(5,813)	(32,762)
Net change in cash and cash equivalents	221,378	(27,375)	59,056
Cash and cash equivalents, beginning of period	121,483	148,858	89,802
Cash and cash equivalents, end of period	$342,861	$121,483	$148,858
Supplemental information:
Ares Management, L.P. and consolidated subsidiaries:
Cash paid during the period for interest	$15,390	$15,792	$3,931
Cash paid during the period for income taxes	$26,402	$13,587	$19,821
Consolidated Funds:
Cash paid during the period for interest	$53,704	$43,894	$216,144
Cash paid during the period for income taxes	$378	$1,057	$16,750
Non-cash increase in assets and liabilities:
Issuance of AOG Units to non-controlling interest holders in connection with acquisitions	$—	$25,468	$—

See accompanying notes to consolidated financial statements.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Ares Management, L.P. ("the Company"), a Delaware limited partnership formed on November 15, 2013, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: the Credit Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 18, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”), which are generally organized as pass‑through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.
The accompanying financial statements include (1) the results of the Company subsequent to the Reorganization (as described below) and (2) prior to the Reorganization, the consolidated results of two affiliated entities, Ares Holdings Inc. (“AHI”) and Ares Investments LLC (“AI”), which directly or indirectly held controlling interests in Ares Management LLC ("AM LLC") and Ares Investments Holdings LLC (“AIH LLC”), as well as their wholly owned subsidiaries (collectively, the “Predecessor”). Prior to the Reorganization, Ares Partners Management Company LLC (“APMC”) directed the operations of AHI and AI through its controlling ownership interest of approximately 50.1% and 70.3%, respectively, in each entity. The remaining ownership of AHI and AI was shared among various minority, non‑controlling strategic investment partners.
In addition, certain Ares‑affiliated funds, related co‑investment entities and collateralized loan obligations (“CLOs”) (collectively, the “Consolidated Funds”) managed by AM LLC and its wholly owned subsidiaries have been consolidated in the accompanying financial statements for the periods presented as described in Note 2, “Summary of Significant Accounting Policies.” Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to controlling interests or on total controlling equity. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as non‑controlling interests in Consolidated Funds and as equity appropriated for Consolidated Funds in the accompanying consolidated financial statements. Further, cash flows allocable to non-controlling interest in Consolidated Funds are specifically identifiable in the Consolidated Statements of Cash Flows.
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Initial Public Offering
On May 7, 2014, the Company issued 11,363,636 common units in the IPO at a price of $19.00 per common unit. In addition, on June 4, 2014, the Company issued an additional 225,794 common units at $19.00 per common unit pursuant to the partial exercise by the underwriters of their overallotment option. Total proceeds from the IPO, including from the partial exercise by the underwriters of their overallotment option, net of underwriting discounts, were $209.2 million. The holders of AOG Units, subject to any applicable transfer restrictions and other provisions, generally may up to four times each year exchange their AOG Units for common units on a one-for-one basis. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in each of the three Ares Operating Group entities to effect an exchange for a common unit of the Company.
The Company conducts all of its material business activities through the Ares Operating Group. Following the IPO, the Company consolidates the financial results of the Ares Operating Group entities, their consolidated subsidiaries and certain Consolidated Funds.
Change in Company Structure
In July 2016, the Company simplified its existing structure and Domestic Holdings was merged with and into AHI, Ares Domestic was merged with and into Ares Holdings, and Ares Real Estate was merged with and into Ares Investments. Ares Holdings, Ares Offshore, and Ares Investments are the surviving entities and are collectively referred to as the “Ares Operating Group.” See below for the updated structure chart.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

As of December 31, 2016, the structure and ownership interests of the Company are reflected below:

Co-Founders
Ares Partners Holdco LLC
Co-Founders and Other Senior Professional Owners
General Partner
• No economic rights
• Board of directors
Special Voting Unit(1)
• No economic rights
Alleghany
Ares Owners Holdings L.P.
ADIA
Ares Management GP LLC
Ares Voting LLC
Public Common Unitholders
Public Preferred Unitholders
42.62%(2)
42.74%(2)
14.64%(2)
Series A Preferred Units
55.82%
5.92%
Ares Operating Group Units
• Not publicly traded
• Exchangeable on a one-for-one basis for publicly traded common units
Common units
• Limited partner interest
• Economic rights in Ares Management, L.P.
• Limited voting rights(1)
• Publicly traded
Ares Management, L.P. (Issuer)
100%
100%
Ares Holdings Inc.
Ares Offshore Holdings, Ltd. (Cayman)
Ares Operating Group Managing Entities
38.26% (3)
38.26% (3)
38.26% (3)
Ares Holdings L.P.
Ares Offshore Holdings L.P. (Cayman)
Ares Investments L.P.
Ares Operating Group
100% through direct and indirect ownership
100% through direct and indirect ownership
Ares Management LLC
Ares Finance Co. LLC
Ares Investments Holdings LLC

Ares Management, L.P.
Notes to the Consolidated Financial Statements
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
For the periods presented prior to the Reorganization, non-controlling interests in Ares Operating Group entities represent equity interests and net income attributable to various minority non-control oriented strategic investment partners, which are the Predecessor’s historical results. The net income attributable to controlling interests in the Predecessor, from January 1, 2014 to April 30, 2014, is presented together with net income attributable to non-controlling interests in Ares Operating Group entities within the Consolidated Statements of Operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The accompanying consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”). The Company’s Consolidated Funds are investment companies under GAAP based on the following characteristics: the Consolidated Funds obtain funds from one or more investors and provide investment management services and the Consolidated Funds’ business purpose and substantive activities are investing funds for returns from capital appreciation and/or investment income. Therefore, investments of Consolidated Funds are recorded at fair value and the unrealized appreciation (depreciation) in an investment’s fair value is recognized on a current basis in the Consolidated Statements of Operations. Additionally, the Consolidated Funds do not consolidate their majority‑owned and controlled investments in portfolio companies. In the preparation of these consolidated financial statements, the Company has retained the investment company accounting for the Consolidated Funds under GAAP.
All of the investments held and CLO loan obligations issued by the Consolidated Funds are presented at their estimated fair values in the Company’s Consolidated Statements of Financial Condition. Net income attributable to the investors in the CLOs is included in net income (loss) attributable to non‑controlling interests in Consolidated Funds in the Consolidated Statements of Operations and prior to January 1, 2016 as equity appropriated for Consolidated Funds in the Consolidated Statements of Financial Condition. See S equity appropriated for consolidated funds for more information.
The Company has reclassified certain prior period amounts to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and investment income (loss) during the reporting periods. Assumptions and estimates regarding the valuation of investments involve a high degree of judgment and complexity and may have a significant impact on performance fees. Actual results could differ from these estimates and such differences could be material to the consolidated financial statements.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Principles of Consolidation
As of January 1, 2015, the Company adopted the Financial Accounting Standards Board (“FASB") Accounting Standards Update No. ("ASU") 2015-02, Amendments to the Consolidation Analysis” (see Note 19 for information regarding the impact of the adoption). Accordingly, the Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As such, the Company consolidates (a) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity, including Ares affiliates and affiliated funds and co-investment entities and (b) entities that the Company concludes are variable interest entities (“VIEs”), including limited partnerships and CLOs in which the Company has more than insignificant economic interest and power to direct the activities that most significantly impact the entities, and for which the Company is deemed to be the primary beneficiary.
The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. As the Company’s interests in funds are primarily management fees, performance fees, and/or insignificant direct or indirect equity interests through related parties, the Company is not considered to have a variable interest in many of these entities. Entities that are not VIEs are further evaluated for consolidation under the voting interest model (“VOE”).
Variable Interest Model
An entity is considered to be a variable interest entity (“VIE”) if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the expected losses or right to receive the expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.
The Company consolidates all VIEs for which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest, which is defined as having (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.
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
Voting Interest Model
The Company consolidated entities, including limited partnerships and similar entities, in which it held a majority voting interest and those entities in which it had majority ownership and control over the operational, financial and investing decisions, including Ares affiliates and affiliated funds and co-investment entities.
The Company’s total exposure to consolidated VOEs represents the value of its economic ownership interest in these

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

entities. Valuation changes associated with investments held at fair value by these consolidated VOEs are reflected in non-operating income (expense) and partially offset in net income (loss) attributable to non-controlling interests for the portion not attributable to the Company.
Equity Appropriated for Consolidated Funds
As of December 31, 2016 and 2015, the Company consolidated seven and five CLOs, respectively. Effective January 1, 2016, the Company adopted ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The Company applied the guidance using a modified retrospective approach by recording a cumulative-effect adjustment of $3.4 million to equity appropriated for Consolidated Funds as of January 1, 2016.
Prior to the adoption of ASU 2014-13, the Company elected the fair value option for eligible liabilities to mitigate the accounting mismatch between the carrying value of the assets and liabilities of its consolidated CLOs. As a result, the Company accounted for the excess of fair value of assets over liabilities as an increase in equity appropriated for Consolidated Funds.
Pursuant to the adoption of ASU 2014-13, the Company is required to determine whether the fair values of the financial assets or financial liabilities are more observable. Beginning January 1, 2016, the Company has determined that the fair value of the financial assets of the consolidated CLOs, which are mostly Level II assets within the GAAP fair value hierarchy, are more observable than the fair value of the financial liabilities of its consolidated CLOs, which are mostly Level III liabilities within the GAAP fair value hierarchy. As a result, the financial assets of consolidated CLOs are measured at fair value and the financial liabilities of the consolidated CLOs are measured in consolidation as: (1) the sum of the fair value of the financial assets, and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

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
Fair Value Measurements
GAAP establishes a hierarchal disclosure framework that prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
Financial assets and liabilities measured and reported at fair value are classified as follows:

•	Level I—Quoted prices in active markets for identical instruments.

•
Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model‑derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

•
Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period. (See Note 6 for further detail).
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
At December 31, 2016 and 2015, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
Investments
The Company has retained the specialized investment company accounting guidance under GAAP with respect to its

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidated Funds, which hold substantially all of its investments. Thus, the consolidated investments are reflected in the Consolidated Statements of Financial Condition at fair value, with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).
Equity Method Investments
The Company accounts for its investments held by its operating subsidiaries, and in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated funds and strategic investments, using the equity method of accounting or at fair value pursuant to the fair value option.
The fair value option permits the irrevocable election of fair value on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company elected the fair value option for certain of its equity method investments. Unrealized appreciation (depreciation) and realized gains (losses) from the Company’s equity method investments at fair value are included within net realized and unrealized gain (loss) on investments within the Consolidated Statements of Operations.
When the fair value option is not elected, the carrying value of investments accounted for using equity method accounting is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreements, less distributions received. The Company evaluates the equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The Company’s share of the investee’s income and expenses for the Company’s equity method investments is included within net realized and unrealized gain (loss) on investments within the Consolidated Statements of Operations.
Held-to-Maturity Investments
The Company classifies its securities investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. On a periodic basis, the Company reviews its held-to-maturity investment portfolio for impairment. If a decline in fair value is deemed to be other-than-temporary, the held-to-maturity investment is written down the impairment through earnings.
Derivative Instruments
The Company recognizes all derivatives as either assets or liabilities in the Consolidated Statements of Financial Condition within other assets or accounts payable, accrued expenses and other liabilities, respectively, and reports them at fair value.
Goodwill and Intangible Assets
The Company's finite-lived intangible assets consist of contractual rights to earn future management fees and performance fees from the acquired management contracts. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from approximately 1 to 13.5 years. The purchase price is treated as an intangible asset and is amortized over the life of the contract. Amortization is included as part of general, administrative and other expenses in the Consolidated Statements of Operations.
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

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
Fixed Assets
Fixed assets, consisting of furniture, fixtures and equipment, leasehold improvements, and computer hardware and internal use software, are recorded at cost, less accumulated depreciation and amortization. Fixed assets are included within other assets on the Company’s Consolidated Statements of Financial Condition.
Direct costs associated with developing, purchasing or otherwise acquiring software for internal use (“Internal Use Software”) are capitalized and amortized on a straight-line basis over the expected useful life of the software, beginning when the software is ready for its intended purpose. Costs incurred for upgrades and enhancements that will not result in additional functionality are expensed as incurred.
Fixed assets are depreciated or amortized on a straight-line method over an asset's estimated useful life, with the corresponding depreciation and amortization expense included within general, administrative and other expenses on the Company’s Consolidated Statements of Operations. The estimated useful life for leasehold improvements is the lesser of the lease terms and the life of the asset, and for other fixed assets and Internal Use Software is generally between three and seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Revenues Recognition
Revenues primarily consist of management fees, performance fees and administrative and other fees.

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
ARCC Part I Fees are equal to 20.0% of its net investment income (before ARCC Part I Fees and incentive fees payable based on capital gains), subject to a fixed "hurdle rate" of 1.75% per quarter, or 7.0% per annum. No fee is recognized until ARCC's net investment income exceeds a 1.75% hurdle rate, with a "catch-up" provision such that the Company receives 20% of ARCC's net investment income from the first dollar earned. Such fees from ARCC are classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to contingent repayment and are typically cash settled each quarter.
Performance Fees
Performance fee revenues consist of incentive fees and carried interest. Performance fees are based on certain specific hurdle rates as defined in the applicable investment management agreements or governing documents. Substantially all performance fees are earned from affiliated funds of the Company. Performance fees receivable is presented separately in the Consolidated

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Statements of Financial Condition and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of each applicable agreement.
Incentive Fees
Incentive fees earned on the performance of certain fund structures, typically in credit funds, are recognized based on the fund’s performance during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are recorded on an accrual basis to the extent such amounts are contractually due. Accrued but unpaid incentive fees as of the reporting date are recorded in performance fees receivable in the Consolidated Statements of Financial Condition. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are not subject to reversal.
Carried Interest
In certain fund structures, typically in private equity and real estate equity funds, carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund's net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated, and may be subject to reversal to the extent that the amount allocated exceeds the amount due to the general partner or investment manager based on a fund’s cumulative investment returns.
As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to carried interest allocated to the Company. Accrued but unpaid carried interest as of the reporting date is recorded in performance fees receivable in the Consolidated Statements of Financial Condition.
Carried Interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable investment management agreements or governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally does not become realized until the end of a fund’s life. As of December 31, 2016 and 2015, the Company had no accrued contingent repayment obligations that would need to be paid if the funds were liquidated at fair value at the reporting dates.
Administrative and Other Fees
The Company provides administrative services to certain of its affiliated funds that are reported within administrative and other fees. The administrative fees generally represent expense reimbursements for a portion of overhead and other expenses incurred by certain Operations Management Group professionals directly attributable to performing services for a fund, but may also be based on a fund’s NAV for certain funds domiciled outside the U.S. The Company also receives transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. These fees are recognized as other revenue in the period in which the administrative services and the transaction related services are rendered.

Equity-Based Compensation
The Company recognizes expense related to equity-based compensation in which it receives employee services in exchange for (a) equity instruments of the Company, (b) derivatives based on the Company’s common units or (c) liabilities that are based on the fair value of the Company’s equity instruments.
Equity-based compensation expense represents expenses associated with the following:

(a)	Restricted units, options and phantom units granted under the Ares Management, L.P. 2014 Equity Incentive Plan (“Equity Incentive Plan”); and

(b)	Conversion of and acceleration in vesting of certain existing interests in connection with the Reorganization.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
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
In 2016, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718). In accordance with ASU 2016-09, the Company elected to recognize share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period. Prior to the adoption of ASU 2016-09, the Company applied an estimated forfeiture rate as a reduction of current period equity compensation expense.
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
Net Interest and Investment Income (Expense)
Interest, dividend and other investment income are included in net interest and investment income (expense). Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Net Realized and Unrealized Gain (Loss) on Investments
Realized gain (loss) occurs when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Foreign Currency
The U.S. dollar is the Company's functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Foreign exchange revaluation arising from these transactions is recognized within net interest and investment income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $16.2 million, $0.3 million and $0.3 million, respectively, in transaction losses related to foreign currencies revaluation.
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
Income Taxes
A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI, as well as corporate subsidiaries of Ares Investments, which are U.S. corporations for tax purposes. AHI is subject to U.S. corporate tax on earnings that flow through from Ares Holdings with respect to both AOG Units and preferred units at the Ares Operating Group level. Their income is subject to U.S. federal, state and local income taxes and certain of their foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). A provision for corporate level income taxes imposed on AHI’s earnings is included in the Company’s tax provision. The Company’s tax provision also includes entity level income taxes incurred by certain affiliated funds and co‑investment entities that are consolidated in these financial statements.
Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized as income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are reported on a net basis in the Consolidated Statements of Financial Condition.
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Income Allocation
Income (loss) before taxes is allocated based on each partner’s average daily ownership of the Ares Operating Group entities for each year presented. The net income attributable to Ares Management, L.P. for the years ended December 31, 2016, 2015 and 2014 represents its average daily ownership of 38.04%, 37.86% and 38.02%, respectively. The net income attributable to Ares Management, L.P. for the year ended December 31, 2014, represents its average daily ownership from May 1, 2014, the effective date of Reorganization, to December 31, 2014.
Earnings Per Common Unit
Basic earnings per common unit are computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period. Income available to common unitholders represents net income attributable to Ares Management, L.P.
Diluted earnings per unit is computed by dividing income available to common unitholders by the weighted-average number of common units outstanding during the period, increased to include the number of additional common units that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options to acquire units, unvested restricted units and AOG Units exchangeable for common units. The effect of potentially dilutive securities is reflected in diluted earnings per unit using the more dilutive result of the treasury stock method or the two-class method.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other appreciation (depreciation) affecting partners' capital that, under GAAP, are excluded from net income (loss). The Company's other comprehensive income (loss) includes foreign currency translation adjustments.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
Revenue Recognition:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance.
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The objective of the guidance in ASU 2016-08 is to provide clarity on the application of the current principal versus agent guidance. ASU 2016-08 clarifies how an entity should determine whether it is acting as a principal or an agent for each specified good or service promised to a customer and how to determine the nature of each specified good or service. The effective date and transition requirements of ASU 2016-08 are the same as that of ASU 2014-09. During the second and third quarters of 2016, three ASUs: ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, were issued to provide clarification to previously issued revenue recognition guidance (ASU 2014-09) that has not yet been implemented. The two updates are required to be adopted with ASU 2014-09, but are not expected to change its application by the Company.
While the Company continues to evaluate the impact of the above revenue recognitions guidance, and cannot currently quantify the impact of the guidance, the Company has begun a preliminary assessment of the impact. The assessment includes a detailed review of investment management agreements, establishing which agreements are expected to be in place, and understanding when revenue would be recognized under those agreements. The primary contracts impacted by this standard crystalize revenue on an annual basis but could have elements that prevent annual recognition subject to management’s evaluation of the investment management agreements in consideration of the new standard and its subsequent clarification.

Statement of Cash Flows:
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 addresses the diversity issue that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under ASC 230. The guidance should be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods with early adoption permitted.

The above statement of cash flows guidance will not have a material impact on the Company's consolidated financial statements.

Other Guidance:
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of the guidance in ASU 2016-01 is to enhance the reporting model for financial instruments to provide more decision-useful information. ASU 2016-01 requires an entity to carry all of its investments in equity securities at fair value, and to recognize periodic changes of that fair value in income. This guidance excludes equity method investments, investments that result in the consolidation of the investee and investments for which the entity has elected the practicability exception to the fair value measurement requirements. The guidance should be applied using a cumulative-effect adjustment to the beginning balance of retained earnings as of the beginning of the fiscal year in which the guidance becomes effective. ASU 2016-01 is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods. The Company does not believe this guidance will have a material impact

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 removes the requirement to retroactively apply the equity method of accounting for an investment that becomes eligible for the equity method due to an increase in the level of ownership interest or degree of influence. The investment should be accounted for as an equity method investment as of the date that it becomes qualified for such treatment. At this date, any unrealized holding gain (loss), if the investment was an available-for-sale equity security, should be recognized in earnings. ASU 2016-07 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those reporting periods, with early adoption permitted. ASU 2016-07 will currently not have any impact on the Company's consolidated financial statements. The Company will apply the guidance when any of its investments becomes eligible for the equity method due to an increase in the level of ownership interest or degree of influence.
In May 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. The guidance should be applied using a modified retrospective approach. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods. Early adoption is permitted for annual and quarterly reporting periods beginning after December 15, 2018. The Company does not believe this guidance will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this ASU require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU do not change GAAP for the pre-tax effects of an intra-entity asset transfer under ASC 810, Consolidation, or for an intra-entity transfer of inventory. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASU amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under this ASU, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The guidance should be applied retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in ASU 2015-02 initially were applied. ASU 2016-17 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods with early adoption permitted. The

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Company does not believe this guidance will have a material impact on its consolidated financial statements.

3. BUSINESS COMBINATIONS
Acquisition of EIF Management, LLC
In January 2015, the Company acquired of all of the outstanding membership interests of EIF Management, LLC (“EIF”), an asset manager in the U.S. power and energy assets industry. As a result of the acquisition, the Company expanded into an energy infrastructure equity strategy focused on generating long-term, cash-flowing investments in the power generation, transmission and midstream energy sector.
The acquisition date fair value of the consideration transferred totaled $149.2 million, which consisted of the following:

Cash	$64,532
Equity (1,578,947 Ares Operating Group units)	25,468
Contingent consideration	59,171
Total	$149,171
The Company allocated $90.6 million of the purchase price to the fair value of the acquired net assets. The remaining $58.6 million of the purchase price was recorded as goodwill. The financial results of EIF are included within the consolidated financial statements presented herein. EIF is presented within the Company’s Private Equity Group segment.
The transaction included contingent consideration that is payable to EIF’s former membership interest holders if Ares successfully launches a new fund (“Fund V”) that meets certain revenue and fee paying commitment targets during Fund V’s commitment period. The fair value of the liability for contingent consideration as of the acquisition date was approximately $59.2 million, which includes cash and equity consideration that are not subject to vesting or are fully vested, and is included in the purchase price consideration described above (see Note 11 for subsequent valuation adjustments). Additionally, in accordance with the membership interest purchase agreement, as part of the contingent consideration, the Company also agreed to grant certain equity consideration that would generally vest ratably over a period of two to five years after Fund V’s final closing, which has not yet occurred.
Supplemental information on an unaudited pro forma basis, as if the EIF acquisition had been consummated as of January 1, 2014 is as follows:

	Year Ended	Year Ended	May 1, 2014
	December 31, 2015	December 31, 2014	December 31, 2014
		(unaudited)	(unaudited)
Total revenues	$56,659	$42,767	$28,512
Net income attributable to Ares Management, L.P.	$2,267	$174	$116
Earnings per common unit, basic and diluted	$0.03	$0.00	N/A
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the carrying value for the Company's intangible assets:

	Weighted Average Amortization Period as of	As of December 31,
	December 31, 2016	2016	2015
Management contracts	2.0 years	$111,939	$163,469
Client relationships	11.5 years	38,600	38,600
Trade name	5.5 years	3,200	3,200
Intangible assets, gross		153,739	205,269
Foreign currency translation		(3,205)	(1,436)
Total intangible assets acquired		150,534	203,833
Less: accumulated amortization		(92,219)	(118,862)
Intangible assets, net		$58,315	$84,971
Amortization expense associated with intangible assets was $26.6 million, $46.2 million and $27.6 million for the years ended December 31, 2016,  2015 and 2014, respectively, and is presented within general, administrative and other expenses within the Consolidated Statements of Operations. During 2016, the Company removed $51.5 million of intangible assets that were fully amortized.
At December 31, 2016, future annual amortization of finite-lived intangible assets for the years 2017 through 2021 and thereafter is estimated to be:

Year	Amortization
2017	$17,850
2018	9,031
2019	4,458
2020	4,071
2021	3,987
Thereafter	18,918
Total	$58,315
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2014	$32,196	$—	$53,385	$85,581
Goodwill acquired during the period	—	58,600	—	58,600
Foreign currency translation	—	—	(114)	(114)
Balance as of December 31, 2015	32,196	58,600	53,271	144,067
Foreign currency translation	—	—	(343)	(343)
Balance as of December 31, 2016	$32,196	$58,600	$52,928	$143,724
There was no impairment of goodwill recorded during the years ended December 31, 2016, 2015 and 2014.
5. INVESTMENTS
The Company’s investments are comprised of: (i) investments presented at fair value as a result of the election of the fair value option or in accordance with investment company accounting, (ii) equity method investments (using equity method or fair value option) and (iii) held-to-maturity investments.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value Investments, excluding Equity Method Investments Held at Fair Value

	Fair value at		Fair value as a percentage of total
	December 31,		December 31,
	2016	2015	2016	2015
Private Investment Partnership Interests:
AREA Sponsor Holdings, LLC	$28,898	$37,275	6.8%	8.7%
ACE II Master Fund, L.P. (1)(2)	22,042	22,015	5.2%	5.2%
Ares Corporate Opportunities Fund III, L.P.	97,549	108,506	22.9%	25.4%
Ares Corporate Opportunities Fund IV, L.P. (2)	37,308	30,571	8.7%	7.2%
Resolution Life L.P.	33,410	40,703	7.8%	9.5%
Other private investment partnership interests (1)(3)	118,075	132,405	27.7%	31.0%
Total private investment partnership interests (cost: $256,638 and $297,026 at December 31, 2016 and 2015, respectively)	337,282	371,475	79.1%	87.0%
Collateralized Loan Obligations Interests:
Collateralized loan obligations(3)	89,111	55,752	20.9%	13.0%
Total collateralized loan obligations (cost: $89,743 and $53,669 at December 31, 2016 and 2015, respectively)	89,111	55,752	20.9%	13.0%
Common Stock:
Common stock(3)	100	81	0.0%	0.0%
Total common stock (cost: $124 and $116 at December 31, 2016 and 2015, respectively)	100	81	0.0%	0.0%
Total fair value investments (cost: $346,505 and $350,811 at December 31, 2016 and 2015, respectively)	$426,493	$427,308

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. dollars at each reporting date.

(2)	Represents underlying security that is held through various legal entities.

(3)	No single issuer or investment had a fair value that exceeded 5% of the Company's total investments.
Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company's equity method investments, including those where the fair value option was elected, are summarized below:

	As of December 31,
	2016	2015
Equity method investment	$3,616	$4,486
Equity method investments at fair value	21,843	19,471
Total equity method investments	$25,459	$23,957
The following tables present summarized financial information (in aggregate) for the Company's equity method investments. The Company determined that these investments were significant based on the change in fair value for the year ended December 31, 2015. The change in fair value of these investments for the year ended December 31, 2016 was not deemed to be significant.

	For the Years Ended December 31,
	2016	2015	2014
Revenue	$8,751	$7,778	$7,567
Expenses	(24,064)	(27,147)	(5,970)
Net realized/unrealized gain from investments	46,887	$66,500	$—
Income tax expense	(302)	$(400)	$(242)
Net income	$31,272	$46,731	$1,355

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31,
	2016	2015
Investments	$247,584	$216,500
Total Assets	$286,630	$235,276
Total Liabilities	$7,556	$166,065
Total Equity	$279,074	$69,211
The material assets of the Company's equity method investments are investments for which long term capital appreciation is expected, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Held-to-Maturity Investments
The Company classifies certain investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. A summary of the cost and fair value of CLO notes classified as held-to maturity investments is as follows:

	As of December 31,
	2016	2015
Amortized cost	$16,519	$17,022
Unrealized loss, net	(116)	(334)
Fair value	$16,403	$16,688
Based on the Company's ability and intent to hold the investments until maturity and the underlying credit performance of such investments, the Company has determined that the net unrealized losses are temporary impairments as of December 31, 2016 and 2015.
There were no sales of held-to-maturity investments during the years ended December 31, 2016 and 2015. All contractual maturities are greater than 10 years as of December 31, 2016. Actual maturities may differ from contractual maturities because underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
United States:
Fixed income securities:
Consumer discretionary	$665,773	$393,902	20.0%	15.4%
Consumer staples	64,840	40,030	1.9%	1.6%
Energy	45,409	38,617	1.4%	1.5%
Financials	139,285	78,806	4.2%	3.1%
Healthcare, education and childcare	246,403	162,191	7.4%	6.3%
Industrials	149,632	161,830	4.5%	6.3%
Information technology	194,394	138,186	5.8%	5.4%
Materials	139,994	95,767	4.2%	3.7%
Telecommunication services	261,771	202,256	7.9%	7.9%
Utilities	47,800	12,733	1.4%	0.5%
Total fixed income securities (cost: $1,945,977 and $1,377,870 at December 31, 2016 and 2015, respectively)	1,955,301	1,324,318	58.7%	51.7%
Equity securities:
Energy	421	—	0.0%	—%
Healthcare, education and childcare	—	344	—%	0.0%
Partnership and LLC interests	171,696	86,902	5.2%	3.4%
Telecommunication services	—	510	—%	0.0%
Total equity securities (cost: $149,872 and $93,004 at December 31, 2016 and 2015, respectively)	172,117	87,756	5.2%	3.4%

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Europe:
Fixed income securities:
Consumer discretionary	$274,678	$221,707	8.2%	8.7%
Consumer staples	39,197	50,625	1.2%	2.0%
Financials	28,769	29,922	0.9%	1.2%
Healthcare, education and childcare	111,589	104,704	3.4%	4.1%
Industrials	118,466	109,778	3.6%	4.3%
Information technology	49,507	31,562	1.5%	1.2%
Materials	124,629	98,450	3.7%	3.8%
Telecommunication services	118,632	149,105	3.6%	5.8%
Utilities	4,007	768	0.1%	0.0%
Total fixed income securities (cost: $892,108 and $836,217 at December 31, 2016 and 2015, respectively)	869,474	796,621	26.2%	31.1%
Equity securities:
Consumer discretionary	—	4,306	—%	0.2%
Consumer staples	1,517	1,286	0.0%	0.1%
Healthcare, education and childcare	41,329	37,294	1.2%	1.5%
Telecommunication services	24	159	0.0%	0.0%
Total equity securities (cost: $67,290 and $ 80,827 at December 31, 2016 and 2015, respectively)	42,870	43,045	1.2%	1.8%
Asia and other:
Fixed income securities:
Consumer discretionary	24,244	34,810	0.7%	1.4%
Financials	1,238	—	0.0%	—%
Healthcare, education and childcare	10,010	23,999	0.3%	0.9%
Telecommunication services	8,696	9,909	0.3%	0.4%
Total fixed income securities (cost: $46,545 and $57,868 at December 31, 2016 and 2015, respectively)	44,188	68,718	1.3%	2.7%
Equity securities:
Consumer discretionary	44,642	55,532	1.3%	2.2%
Consumer staples	50,101	55,442	1.5%	2.2%
Healthcare, education and childcare	32,598	32,865	1.0%	1.3%
Industrials	16,578	12,891	0.5%	0.5%
Total equity securities (cost: $122,418 and $118,730 at December 31, 2016 and 2015, respectively)	143,919	156,730	4.3%	6.2%

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Canada:
Fixed income securities:
Consumer discretionary	$—	$827	—%	0.0%
Consumer staples	5,256	1,369.0	0.2%	0.1%
Energy	12,830	8,724	0.4%	0.3%
Healthcare, education and childcare	15,509	14,819	0.5%	0.6%
Industrials	1,401	513	0.0%	0.0%
Telecommunication services	13,852	6,627	0.4%	0.3%
Total fixed income securities (cost: $48,274 and $34,397 at December 31, 2016 and December 31, 2015, respectively)	48,848	32,879	1.5%	1.3%
Equity securities:
Consumer discretionary	164	—	0.0%	—%
Total equity securities (cost: $408 and $0 at December 31, 2016 and 2015, respectively)	164	—	0.0%	—%
Australia:
Fixed income securities:
Consumer discretionary	5,627	—	0.2%	—%
Energy	6,046	8,888	0.2%	0.3%
Industrials	2,926	3,657	0.1%	0.1%
Utilities	21,154	16,041	0.6%	0.6%
Total fixed income securities (cost: $37,975 and $39,574 at December 31, 2016 and 2015, respectively)	35,753	28,586	1.1%	1.0%
Equity Securities:
Telecommunication services	—	5,370	—%	0.2%
Utilities	17,569	15,760	0.5%	0.6%
Total equity securities (cost: $18,442 and $25,524 at December 31, 2016 and 2015, respectively)	17,569	21,130	0.5%	0.8%
Total fixed income securities	3,125,260	2,338,024	94.0%	91.2%
Total equity securities	204,943	221,759	6.0%	8.8%
Total investments, at fair value	$3,330,203	$2,559,783
At December 31, 2016 and 2015, no single issuer or investments, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total investments.

6. FAIR VALUE
Financial Instrument Valuations
The valuation techniques used by the Company to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques applied to investments held by the Company and by the Consolidated Funds vary depending on the nature of the investment.
CLO loan obligations: Prior to 2016, the Company had elected the fair value option to measure its CLO loan obligations as the Company had determined that the fair value of these obligations better correlated with the value of the assets held by the CLOs, which are held to provide the cash flows for the note obligations. The fair value of CLO liabilities was estimated based on various third-party pricing service and internal valuation models. The valuation models utilized discounted cash flows and took

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

into consideration prepayment and loss assumptions, based on historical experience and projected performance, economic factors, the characteristics and condition of the underlying collateral, comparable yields for similar securities and recent trading activity. These securities were classified as Level III.
The Company adopted ASU 2014-13 as of January 1, 2016, under which the Company first determines whether the fair values of the financial assets or financial liabilities of its consolidated CLOs are more observable. The Company determined that the fair value of the financial assets of the consolidated CLOs, which are mostly Level II assets, are more observable than the fair value of the financial liabilities of its consolidated CLOs, which are mostly Level III liabilities. As a result, the financial assets of consolidated CLOs are measured at fair value and the financial liabilities of the consolidated CLOs are measured in consolidation as: (1) the sum of the fair value of the financial assets, and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).
Corporate debt, bonds, bank loans, securities sold short and derivative instruments: The fair value of corporate debt, bonds, bank loans, securities sold short and derivative instruments is estimated based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs. These investments are generally classified within Level II. The Company obtains prices from independent pricing services that generally utilize broker quotes and may use various other pricing techniques, which take into account appropriate factors such as yield, quality, coupon rate, maturity, type of issue, trading characteristics and other data. If management is only able to obtain a single broker quote, or utilize a pricing model, such securities will be classified as Level III.
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
Partnership interests: The Company generally values its investments using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value or estimates based on various valuation models of third-party pricing services, as well as internal models. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient.
Certain investments of the Company and the Consolidated Funds are valued at NAV per share of the fund. In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. However, as of December 31, 2016 and 2015, the Company believes that NAV per share represents the fair value of the investments.
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
Contingent consideration: The Company generally determines the fair value of its contingent consideration liabilities by using a discounted cash flow approach based on the most likely outcome. The most likely outcome is determined using the best information available, which may be based on one or more of the following factors: historical experience, prior period performance, current progress towards targets, probability-weighted scenarios, and management's own assumptions. The discount rate used is determined based on the weighted average cost of capital for the Company. The fair value of the Company's contingent consideration liabilities are classified as Level III. Contingent consideration liabilities are included within accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Valuations
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
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2016:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Fixed income-collateralized loan obligations	$—	$—	$89,111	$—	$89,111
Equity securities	100	—	—	—	100
Partnership interests	—	—	33,410	325,715	359,125
Total investments, at fair value	100	—	122,521	325,715	448,336
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	3,171	—	—	3,171
Total derivative assets, at fair value	—	3,171	—	—	3,171
Total	$100	$3,171	$122,521	$325,715	$451,507
Liabilities of the Company, at fair value
Contingent considerations	$—	$—	$(22,156)	$—	$(22,156)
Total liabilities, at fair value	—	—	(22,156)	—	(22,156)
Total	$—	$—	$(22,156)	$—	$(22,156)

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Total
Bonds	$—	$104,886	$37,063	$141,949
Loans	—	2,606,423	199,217	2,805,640
Collateralized loan obligations	—	—	5,973	5,973
Total fixed income	—	2,711,309	242,253	2,953,562
Equity securities	56,662	17,569	130,690	204,921
Partnership interests	—	—	171,696	171,696
Other	—	24	—	24
Total investments, at fair value	56,662	2,728,902	544,639	3,330,203
Derivative assets of Consolidated Funds, at fair value
Foreign exchange contracts	—	529	—	529
Other	—	—	291	291
Total derivative assets, at fair value	—	529	291	820
Total	$56,662	$2,729,431	$544,930	$3,331,023
Derivative liabilities of Consolidated Funds, at fair value
Other	$—	$—	$(2,999)	$(2,999)
Total derivative liabilities, at fair value	—	—	(2,999)	(2,999)
Loan obligations of CLOs	—	(3,031,112)	—	(3,031,112)
Total	$—	$(3,031,112)	$(2,999)	$(3,034,111)
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2015:

Investments of the Company, at fair value	Level I	Level II	Level III	Investments Measured at NAV	Total
Fixed income-collateralized loan obligations	$—	$—	$55,752	$—	$55,752
Equity securities	81	—	—	—	81
Partnership interests	—	—	51,703	339,243	390,946
Total investments, at fair value	81	—	107,455	339,243	446,779
Derivative assets of the Company, at fair value
Foreign exchange contracts	—	1,339	—	—	1,339
Total derivative assets, at fair value	—	1,339	—	—	1,339
Total	$81	$1,339	$107,455	$339,243	$448,118
Liabilities of the Company, at fair value
Contingent considerations	$—	$—	$(40,831)	$—	$(40,831)
Total liabilities, at fair value	—	—	(40,831)	—	(40,831)
Derivative liabilities of the Company, at fair value
Foreign exchange contracts	—	(176)	—	—	(176)
Interest rate contracts	—	(214)	—	—	(214)
Total derivative liabilities, at fair value	—	(390)	—	—	(390)
Total	$—	$(390)	$(40,831)	$—	$(41,221)

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of Consolidated Funds, at fair value	Level I	Level II	Level III	Total
Bonds	$—	$126,289	$109,023	$235,312
Loans	—	1,875,341	134,346	2,009,687
Collateralized loan obligations	—	—	6,121	6,121
Total fixed income	—	2,001,630	249,490	2,251,120
Equity securities	76,033	15,760	129,809	221,602
Partnership interests	—	—	86,902	86,902
Other	—	159	—	159
Total investments, at fair value	$76,033	$2,017,549	$466,201	$2,559,783
Derivative liabilities of Consolidated Funds, at fair value
Foreign exchange contracts	$—	$(369)	$—	$(369)
Other	—	—	(10,307)	(10,307)
Total derivative liabilities, at fair value	—	(369)	(10,307)	(10,676)
Loan obligations of CLOs	—	—	(2,174,352)	(2,174,352)
Total	$—	$(369)	$(2,184,659)	$(2,185,028)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$55,752	$51,703	$107,455	$40,831
Purchases(1)	33,053	9,000	42,053	—
Sales/settlements(2)	(3,698)	—	(3,698)	(1,000)
Realized and unrealized appreciation (depreciation), net	4,004	(27,293)	(23,289)	(17,675)
Balance, end of period	$89,111	$33,410	$122,521	$22,156
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$3,437	$(7,293)	$(3,856)	$(17,675)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Transfer in	—	59,790	—	—	59,790
Transfer out	(344)	(90,952)	—	—	(91,296)
Purchases(1)	15,849	167,338	65,906	—	249,093
Sales(2)	(18,029)	(125,642)	(3,606)	(81)	(147,358)
Amortized discounts/premiums	—	2,660	—	57	2,717
Realized and unrealized appreciation (depreciation), net	3,405	(20,431)	22,494	7,623	13,091
Balance, end of period	$130,690	$242,253	$171,696	$(2,708)	$541,931
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$8,333	$(9,391)	$22,494	$5,660	$27,096

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2015:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$—	$45,348	$45,348	$2,049
Investment in deconsolidated fund(3)	17,815	—	17,815	—
Purchases(1)	51,287	11,000	62,287	59,171
Sales/settlements(2)	(7,567)	(4,645)	(12,212)	(1,000)
Realized and unrealized appreciation (depreciation), net	(5,783)	—	(5,783)	(19,389)
Balance, end of period	$55,752	$51,703	$107,455	$40,831
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(7,076)	$—	$(7,076)	$(19,389)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings

(3)	Balance for the Company was previously eliminated upon consolidation and not reported as Level III investments.

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$3,263,311	$2,192,395	$137,272	$(20,993)	$5,571,985
Deconsolidation of funds(3)	(3,080,402)	(1,897,304)	(137,272)	12,980	(5,101,998)
Transfer in	—	27,195	—	—	27,195
Transfer out	(17,281)	(77,100)	—	—	(94,381)
Purchases(1)	23,607	113,506	98,000	—	235,113
Sales(2)	(65,676)	(96,525)	(13,300)	2,384	(173,117)
Amortized discounts/premiums	—	862	—	(484)	378
Realized and unrealized appreciation (depreciation), net	6,250	(13,539)	2,202	(4,194)	(9,281)
Balance, end of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$1,595	$(12,881)	$—	$(4,521)	$(15,807)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings

(3)	Represents investment in Consolidated Funds that were deconsolidated during the period.
The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the year ended December 31, 2016 and 2015, there were no transfers between Level I and Level II.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table sets forth a summary of changes in the fair value of the Level III liabilities for the CLO loan obligations for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
Balance, beginning of period	$2,174,352	$12,049,019
Accounting change due to the adoption of ASU 2014-13(1)	(2,174,352)	—
Deconsolidation of funds	—	(10,264,884)
Borrowings	—	602,077
Paydowns	—	(61,569)
Realized and unrealized gains, net	—	(150,291)
Balance, end of period	$—	$2,174,352

(1) Upon adoption of ASU 2014-13, the debt obligations of consolidated CLOs are no longer considered Level III financial liabilities under the GAAP fair value hierarchy. As of January 1, 2016, the debt obligations of consolidated CLOs are measured on the basis of the fair value of the financial assets of the CLO and are classified as Level II financial liabilities.
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$33,410	Other	N/A	N/A
Collateralized loan obligations	89,111	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$122,521
Liabilities
Contingent consideration liabilities
	$20,278	Other	N/A	N/A
	1,878	Discounted cash flow	Discount rate	6.5%
Total	$22,156
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2015:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$40,703	Discounted cash flow	Discount Rate	10%
Partnership interests	11,000	Recent transaction price(1)	N/A	N/A
Collateralized loan obligations	55,752	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$107,455
Liabilities
Contingent consideration liabilities	$40,831	Discounted cash flow	Discount rate	4.4% - 6.8%
			Commitment period revenue	$0 - $75,000
Total	$40,831

(1)
Recent transaction price consists of securities recently purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$43,011	EV market multiple analysis	EBITDA multiple(2)	2.0x - 11.2x	2.3x
	32,598	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 40.0x 25.0%	35.0x 25.0%
	421	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	171,696	Discounted cash flow	Discount rate	20.0%	20.0%
	54,660	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	170,231	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	6,693	EV market multiple analysis	EBITDA multiple(2)	7.1x	7.1x
	5,473	Income approach	Collection rates	1.2x	1.2x
	28,595	Income approach	Yield	6.0% - 13.6%	10.9%
	24,052	Discounted cash flow	Discount rate	7.8% - 15.3%	11.1%
	1,776	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	4,887	Recent transaction price(1)	N/A	N/A	N/A
	546	Market approach	EBITDA Multiple	6.1x	6.1x
Derivative instruments of Consolidated Funds	291	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$544,930
Liabilities
Derivatives instruments of Consolidated Funds	$2,999	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$2,999

(1)
Recent transaction price consists of securities recently purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	“EBITDA” in the table above is a Non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2015:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$42,887	EV market multiple analysis	EBITDA multiple(2)	1.6x - 10.4x	4.1x
	73,686	Market approach (comparable companies)	Net income multiple	10.0x - 40.0x	21.7x
	344	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	12,891	Recent transaction price(1)	N/A	N/A	N/A
	86,902	Discounted cash flow	Discount rate	14.0%	14.0%
Fixed income securities
	22,934	EV market multiple analysis	EBITDA multiple(2)	1.6x - 11.0x	7.8x
	1,626	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	130,131	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	5,516	Discounted cash flow	Discount rate	11.0% - 15.3%	12.7%
	84,464	Income approach	Yield	3.3% - 13.3%	9.1%
	1,133	Income approach	Collection rates	1.2x	1.2x
	3,687	Income approach	Constant prepayment rate Constant default rate Recovery rate	5.0% - 10.0% 11.9% - 25.1% 0.0% - 40.0%	7.1% 14.6% 16.8%
Total assets	$466,201
Liabilities
Loans payable of Consolidated Funds:
Fixed income	$2,146,255	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	28,097	Discounted cash flow	Discount rate Constant prepayment rate Constant default rate Recovery rate	8.0% - 10.0% 19.7% - 20.0% 2.0% 70.0% - 71.1%	8.7% 19.8% 2.0% 70.8%
Derivatives instruments of Consolidated Funds	10,307	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$2,184,659

(1)
Recent transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	“EBITDA” in the table above is a Non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

For investments valued using net asset value (“NAV”) per share, a summary of fair value by segment along with the remaining unfunded commitment and any redemption restrictions of such investments are presented below:

	As of December 31, 2016		As of December 31, 2015
Segment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Restriction(s)
Credit Group	$53,131	$30,896	$98,251	$89,917	(1)(2)(3)
Private Equity Group	181,096	96,687	157,234	78,700	(1)
Real Estate Group	71,669	35,708	56,547	99,802	(1)
Operations Management Group	19,819	34,500	27,211	22,789	(1)(2)
Totals	$325,715	$197,791	$339,243	$291,208

(1) Includes certain closed-ended funds that do not permit investors to redeem their interests.
(2) Includes certain open-ended funds that require a redemption notice of zero to sixty days before the redemption date, after which an investor has the right to withdraw its capital.
(3) Includes certain funds that are separately managed investment vehicles, which may be redeemed only upon dissolution or liquidation of the fund at the discretion of a simple majority of investors.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against credit and foreign exchange risk. The derivative instruments used by the Company and Consolidated Funds include warrants, currency options, interest rate swaps, credit default swaps and forward contracts.  The derivative instruments are not designated as hedging instruments under the accounting standards for derivatives and hedging. The Company recognizes all of its derivative instruments at fair value as either assets or liabilities in the Consolidated Statements of Financial Condition within other assets or accounts payable, accrued expenses and other liabilities, respectively.
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
To the extent the master netting arrangements and other criteria meet the applicable requirements, which includes determining the legal enforceability of the arrangements, the Company may choose to offset the derivative assets and liabilities in the same currency by specific derivative type, or in the event of default by the counterparty, offset derivative assets and liabilities with the same counterparty. The Company generally presents derivative and other financial instruments on a gross basis within the Consolidated Statements of Financial Condition, with certain instruments subject to enforceable master netting arrangements that could allow for the derivative and other financial instruments to be offset. The Consolidated Funds present derivative and other financial instruments on a net basis. This election is determined at management's discretion on a fund by fund basis. The Company has retained each Consolidated Fund's presentation upon consolidation.
Qualitative Disclosures of Derivative Financial Instruments
Derivative instruments are marked-to-market daily based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss) within net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations. Upon settlement of the instrument, the Company records the realized gain (loss) within net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations.
Significant derivative instruments utilized by the Company and the Consolidated Funds during the reporting periods presented include the following:
Forward Foreign Currency Contracts: The Company and the Consolidated Funds enter into foreign currency forward exchange contracts to hedge against foreign currency exchange rate risk on certain non-U.S. dollar denominated cash flows. When entering into a forward currency contract, the Company and the Consolidated Funds agree to receive and/or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts involve elements of market risk in excess of the amounts reflected in the Consolidated Statements of Financial Condition. The Company and the Consolidated Funds bear the risk of an unfavorable change in the foreign exchange rate underlying the forward foreign currency contract. In addition, the potential inability of the counterparties to meet the terms of their contracts poses a risk to the Company and the Consolidated Funds.
Interest Rate Swaps: The Company and the Consolidated Funds enter into interest rate swap contracts to mitigate their interest rate risk exposure to higher floating interest rates. Interest rate swaps represent an agreement between two counterparties to exchange cash flows based on the difference in two interest rates, applied to the notional principal amount for a specified period. The payment flows are generally netted, with the difference being paid by one party to the other. The interest rate swap contracts effectively mitigate the Company and the Consolidated Funds’ exposure to interest rate risk by converting a portion of the Company and the Consolidated Funds’ floating rate debt to a fixed rate basis.
Credit Default Swaps: In prior years, the Consolidated Funds entered into credit default swap contracts for investment purposes and to manage credit risk, receiving in return a periodic stream of payments over the term of the contract. The Consolidated Funds also purchased credit default swap contracts to mitigate the risk of default by issuers of debt securities held. As a purchaser of a credit default swap contract, the Consolidated Fund received the notional or other agreed upon value from the counterparty,

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

and in return, the Consolidated Fund made periodic payments to the counterparty over the term of the contract. The Consolidated Funds no longer enter into or purchase credit default swap contracts.
Quantitative Disclosures of Derivative Financial Instruments
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of December 31, 2016 and 2015.  These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis within other assets or accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition:

	As of December 31, 2016				As of December 31, 2015
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Interest rate contracts	$—	$—	$—	$—	$—	$—	$(250,000)	$(214)
Foreign exchange contracts	62,830	3,171	—	—	94,634	1,339	(53,245)	(176)
Total derivatives, at fair value	$62,830	$3,171	$—	$—	$94,634	$1,339	$(303,245)	$(390)

	As of December 31, 2016				As of December 31, 2015
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$25,304	$529	$—	$—	$—	$—	$(25,572)	$(369)
Other financial instruments	3,575	291	(204)	(2,999)	—	—	(4,063)	(10,307)
Total derivatives, at fair value	28,879	820	(204)	(2,999)	—	—	(29,635)	(10,676)
Other—equity(2)	253	24	—	—	522	159	—	—
Total	$29,132	$844	$(204)	$(2,999)	$522	$159	$(29,635)	$(10,676)

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	Includes the fair value of warrants which are presented as equity securities within investments of the Consolidated Funds in the Consolidated Statements of Financial Condition.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present a summary of net realized gains (losses) and unrealized appreciation (depreciation) on the Company's derivative instruments, which are included within net realized and unrealized gain (loss) on investments in the Consolidated Statements of Operations, for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
The Company	2016	2015	2014
Net realized gain (loss) on derivatives
Interest rate contracts—Swaps	$(337)	$(1,318)	$(1,368)
Foreign exchange contracts:
Purchased options	—	2,022	—
Foreign currency forward contracts	1,783	8,379	3,330
Net realized gain on derivatives	$1,446	$9,083	$1,962
Net change in unrealized appreciation (depreciation) on derivatives
Interest rate contracts—Swaps	$214	$633	$407
Foreign exchange contracts:
Purchased options	—	(1,057)	1,076
Foreign currency forward contracts	2,008	(2,556)	5,034
Total net change in unrealized appreciation (depreciation) on derivatives	$2,222	$(2,980)	$6,517

	For the Year Ended December 31,
Consolidated Funds	2016	2015	2014
Net realized gain (loss) on derivatives of Consolidated Funds
Interest rate contracts:
Swaps	$—	$—	$(513)
Interest rate caps/floor	—	—	276
Equity contracts:
Warrants(1)	—	—	3,583
Foreign exchange contracts:
Purchased options	—	—	341
Foreign currency forward contracts	(1,008)	3,752	(15,763)
Written options	—	—	(116)
Credit contracts—Swaps	—	—	(33,044)
Other—Swaps	(1,322)	(4,332)	(2,463)
Net realized gain (loss) on derivatives of Consolidated Funds	$(2,330)	$(580)	$(47,699)
Net change in unrealized appreciation (depreciation) on derivatives of Consolidated Funds
Interest rate contracts:
Swaps	$—	$—	$1,471
Interest rate caps/floor	—	—	269
Equity contracts:
Warrants(1)	26	(71)	(13,190)
Foreign currency forward contracts	—	—	(1,906)
Foreign exchange contracts:
Purchased options	—	—	1,668
Foreign currency forward contracts	900	(1,867)	11,775
Written options	—	—	(402)
Swaps	—	—	842
Credit contracts—Swaps	—	—	10,032
Other:
Purchased options	—	—	16
Swaps	7,685	(2,934)	(1,142)
Total net change in unrealized appreciation (depreciation) on derivatives of Consolidated Funds	$8,611	$(4,872)	$9,433

(1)	Realized and unrealized gains (losses) on warrants are also reflected in the changes presented on the investment footnote table.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The table below sets forth the rights of offset and related arrangements associated with the Company's derivative and other financial instruments as of December 31, 2016 and 2015. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Consolidated Statements of Financial Condition.

				Gross Amount Not Offset in the Statement of Financial Position
The Company as of December 31, 2016	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Net Amount
Assets:
Derivatives	$3,171	$—	$3,171	$—	$3,171
Liabilities:
Derivatives	—	—	—	—	—
Net derivatives assets	$3,171	$—	$3,171	$—	$3,171

				Gross Amount Not Offset in the Statement of Financial Position
The Company as of December 31, 2015	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Net Amount
Assets:
Derivatives	$1,339	$—	$1,339	$(176)	$1,163
Liabilities:
Derivatives	(390)	—	(390)	176	(214)
Net derivatives assets	$949	$—	$949	$—	$949
The table below sets forth the rights of offset and related arrangements associated with the Consolidated Funds' derivative and other financial instruments as of December 31, 2016 and 2015. The column titled "Gross Amounts Not Offset in the Statement of Financial Position" in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance but for which management has elected not to offset in the Consolidated Statements of Financial Condition.

				Gross Amounts Not Offset in the Statement of Financial Position
Consolidated Funds as of December 31, 2016	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Net Amount
Assets:
Derivatives	$2,243	$(1,423)	$820	$—	$820
Liabilities:
Derivatives	(4,422)	1,423	(2,999)	—	(2,999)
Net derivatives liabilities	$(2,179)	$—	$(2,179)	$—	$(2,179)

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

				Gross Amounts Not Offset in the Statement of Financial Position
Consolidated Funds as of December 31, 2015	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Financial Instruments	Net Amount
Assets:
Derivatives	$85	$(85)	$—	$—	$—
Liabilities:
Derivatives	(10,761)	85	(10,676)	—	(10,676)
Net derivatives liabilities	$(10,676)	$—	$(10,676)	$—	$(10,676)

8. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

			As of December 31, 2016		As of December 31, 2015
	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	4/30/2019	N/A	$—	—	$110,000	2.11%
Senior Notes(2)	10/8/2024	$250,000	244,684	4.21%	244,077	4.21%
2015 Term Loan(3)	7/29/2026	$35,250	35,063	2.74%	35,043	2.18%
2016 Term Loan(4)	1/15/2029	$26,376	26,037	2.66%	—	N/A
Total debt obligations			$305,784		$389,120

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.03 billion revolving line of credit with the ability to upsize to $1.28 billion (subject to obtaining commitments for any such additional borrowing capacity). It has a variable interest rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of December 31, 2016, base rate loans bear interest calculated based on the base rate plus 0.75% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.75%. The unused commitment fee is 0.25% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC (“AFC”), a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

(3)
The 2015 Term Loan was entered into in August 2015 by a subsidiary of the Company that acts as a manager to a CLO. The 2015 Term Loan is secured by collateral in the form of CLO senior tranches owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.025% of a maximum investment amount.

(4)
The 2016 Term Loan was entered into in December 2016 by a subsidiary of the Company that acts as a manager to a CLO. The 2016 Term Loan is secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

Debt obligations of the Company and its subsidiaries are reflected at cost in the Consolidated Statements of Financial Condition. As of December 31, 2016, the Company and its subsidiaries were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs may be recorded as a reduction of the corresponding debt obligation and are amortized over the term of the obligation. The following table shows the activity of the Company's debt issuance costs:

	Credit Facility(1)	Senior Notes(2)	Term Loans(2)	AFC II Notes(3)
Unamortized debt issuance costs as of December 31, 2014	$5,330	$2,261	$—	$—
Debt issuance costs incurred	2,271	6	214	3,709
Amortization of debt issuance costs	(1,360)	(232)	(7)	(75)
Debt extinguishment expense	—	—	—	(3,634)
Unamortized debt issuance costs as of December 31, 2015	6,241	2,035	207	—
Debt issuance costs incurred	548	—	340	—
Amortization of debt issuance costs	(1,989)	(232)	(21)	—
Unamortized debt issuance costs as of December 31, 2016	$4,800	$1,803	$526	$—

(1) Unamortized debt issuance costs of the Credit Facility are included in other assets in the Consolidated Statements of Financial Condition.
(2) Unamortized debt issuance costs of the Senior Notes and Term Loans are included in the net carrying value of the Company’s debt obligations in the Consolidated Statements of Financial Condition.
(3) Represents $325.0 million aggregate principal amount of 5.250% senior notes (the "AFC II Notes") issued by a subsidiary of the Company in August 2015 and subsequently redeemed in November 2015. The related debt issuance costs and discount were written off at the time of redemption.
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
As of December 31, 2016 and 2015, the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of December 31, 2016			As of December 31, 2015
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$2,839,779	$2,841,440	9.68	$2,101,506	$2,054,123	9.55
Subordinated notes(2)	284,046	189,672	9.97	194,443	120,229	9.53
Total loan obligations of Consolidated CLOs	$3,123,825	$3,031,112		$2,295,949	$2,174,352

(1)
Original borrowings under the senior secured notes totaled $3 billion, with various maturity dates ranging from October 2024 to February 2030. The weighted average interest rate as of December 31, 2016 was 3.55%.

(2)
Original borrowings under the subordinated notes totaled $256 million, with various maturity dates ranging from October 2024 to February 2030. They do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

based on available cash flows subject to priority of payments under each Consolidated CLO’s governing documents. Based on the terms of these facilities, the creditors of the facilities have no recourse to the Company.
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company. Credit facilities of the Consolidated Funds are reflected at cost in the Consolidated Statements of Financial Condition. As of December 31, 2016 and 2015, the Consolidated Funds were in compliance with all financial and non‑financial covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding as of December 31, 2016 and 2015:

			As of December 31, 2016			As of December 31, 2015
Type of Facility	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Consolidated Funds credit facility	1/1/2023	$18,000	$12,942	2.38%		$11,734	2.00%
Consolidated Funds credit facility	6/30/2018	$42,128	42,128	1.55%	(2)	—	N/A
Total borrowings of Consolidated Funds			$55,070			$11,734

(1)	The fair values of the borrowings approximate the carrying value, as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR plus an applicable margin.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

9. REDEEMABLE INTERESTS AND EQUITY COMPENSATION PUT OPTION LIABILITY
The following table sets forth a summary of changes in the redeemable interests and equity compensation put option liability in Consolidated Funds as of December 31, 2016, 2015 and 2014:

	As of December 31,
	2016	2015	2014
Redeemable interests in Ares Operating Group Entities
Beginning balance	$23,505	$23,988	$40,751
Net income	—	—	164
Distributions	—	—	(1,313)
Currency translation adjustment	—	—	9
Equity compensation	—	—	234
Tandem award compensation adjustment	—	—	(15,898)
Equity Balance Post-Reorganization	23,505	23,988	23,947
Issuance cost	—	—	(124)
Allocation of contributions in excess of the carrying value of the net assets (dilution)	—	—	910
Reallocation of Partners' capital for change in ownership interest	—	82	(900)
Deferred tax liabilities arising from allocation of contribution and Partners' capital	—	(1)	—
Redemption of redeemable interest in consolidated subsidiary	(20,000)	—	—
Forfeiture of equity in connection with redemption of ownership interest	(3,337)	—	—
Distributions	(661)	(998)	(477)
Net income	456	338	567
Currency translation adjustment	(47)	(36)	(16)
Equity compensation	84	132	81
Ending Balance	$—	$23,505	$23,988

Upon acquisition of Indicus Advisors, LLP (“Indicus”) in November 2011, certain former owners of Indicus, who became employees of the Company (“Indicus Owners”), exchanged their respective equity interests in Indicus for a 1% ownership interest (the “Equity Interest”) in the Predecessor entities of the Company. One-half of the Equity Interest was fully vested, was determined to be consideration exchanged pursuant to the acquisition (the “Purchase Consideration”) and was classified as redeemable interest. The remaining one-half of the Equity Interest was classified as a tandem award. The tandem award was comprised of a service condition that vested on the earlier of the fifth anniversary of the award date or a qualifying liquidity event (the “Service Award”), and a put option on their Equity Interest was a strike price of $40 million exercisable at a future date (the “Fixed Price Put Option”). The Fixed Price Put Option was not detachable from the Equity Interest. The Company determined that the Fixed Price Put Option did not require bifurcation from the host contract and that the Equity Interest is not mandatorily redeemable. The two parts of the Equity Interest, the Purchase Consideration and the Service Award, were accounted for separately.

The Purchase Consideration was classified in the redeemable interest in Ares Operating Group to be paid in cash in an amount equal to $20 million, with the residual value reclassified to permanent equity. The put option liability portion of the Service Award of $20 million was classified as a liability to be paid in cash in an amount equal to $20.0 million.
In July 2016, the Indicus Owners exercised their Fixed Price Put Option. The Company paid the Indicus Owners $40 million with $20 million recorded as a reduction to the put option liability, and $20 million recorded as a reduction to the redeemable interest in AOG entities. The residual value of the redeemable interest in the AOG entities of $3.3 million was reclassified to permanent equity. The payment to settle the put option resulted in an increase in tax basis. In connection with this payment, a liability was recorded for the Company’s obligations under the tax receivable agreement (“TRA”) with respect to the tax savings that resulted from the amortization of the increased basis.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

10. OTHER ASSETS
The components of other assets as of December 31, 2016 and 2015 were as follows:

	As of December 31,
	2016	2015
Other assets of the Company:
Accounts and interest receivable	$1,071	$2,111
Fixed assets, net	40,759	38,147
Other assets	23,735	22,717
Total other assets of Company	$65,565	$62,975
Other assets of Consolidated Funds:
Income tax and other receivables	2,501	1,348
Total other assets of Consolidated Funds	$2,501	$1,348

Fixed Assets, Net
Fixed assets included the following as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Furniture	$8,498	$7,946
Office and computer equipment	16,712	15,039
Internal use software	10,974	5,039
Leasehold improvements	40,994	40,167
Fixed assets, at cost	77,178	68,191
Less: accumulated depreciation	(36,419)	(30,044)
Fixed assets, net	$40,759	$38,147
For the years ended December 31, 2016,  2015 and 2014, depreciation expense was $8.2 million, $6.9 million and $7.3 million, respectively, which is included in general, administrative and other expense in the Consolidated Statements of Operations.

11. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Consolidated Statements of Financial Condition. As of December 31, 2016, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of December 31, 2016 and 2015, the Company had aggregate unfunded commitments of $535.3 million and $436.4 million, respectively, including commitments to both non-consolidated funds and Consolidated funds.
As of December 31, 2016, Company had $34.5 million in unfunded commitments to invest in certain funds managed by Kayne Anderson Capital Advisors, L.P.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

 In connection with the acquisition of EIF, contingent consideration is payable to EIF’s former membership interest holders if certain funds and co-investment vehicles meet certain revenue and fee paying commitment targets during their commitment periods. The fair value of the liability for contingent consideration as of the acquisition date was $59.2 million and is subject to change until the liability is settled with the related impact recorded to the Company's Consolidated Statements of Operations within other income (expense), net. During the years ended December 31, 2016 and 2015, the Company reduced its contingent consideration liability, resulting in gains of $17.8 million and $21.1 million, respectively, that were recorded within other income, net within the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the estimated fair value of the contingent consideration liability was $20.3 million and $38.1 million, respectively, as a result of subsequent remeasurement of future fee payments.
ARCC and American Capital, Ltd. Merger Agreement
On January 3, 2017, ARCC and American Capital, Ltd. (“ACAS”) completed a definitive merger agreement valued at approximately $4.2 billion (the "ARCC-ACAS Transaction"). To support the ARCC-ACAS Transaction, the Company, through its subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided approximately $275 million of cash consideration, or $1.20 per share of ACAS common stock, payable to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement at the closing of the ARCC-ACAS Transaction. In addition, the Company agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017.
Operating Leases
The Company's operating lease agreements are generally subject to escalation provisions on base rental payments, as well as certain costs incurred by the property owner and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $26.4 million, $18.5 million and $17.9 million, respectively, and is recorded within general, administrative and other expenses in the Consolidated Statements of Operations. The leases expire in various years ranging from 2017 to 2027.
The future minimum commitments for the Company's operating leases are as follows:

2017	$23,940
2018	25,615
2019	25,351
2020	21,333
2021	17,018
Thereafter	69,564
Total	$182,821
Guarantees
The Company guaranteed loans provided to certain professionals to support the professionals investments in affiliated co-investment entities, permitting these professionals to invest alongside the Company and its investors in the funds managed by the Company. The total committed and outstanding loan balances were not material as of December 31, 2016 and 2015.
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

to repay carried interest that was received by the Company in excess of the amounts to which the Company is entitled. This contingent obligation is normally reduced by income taxes paid by the Company related to its carried interest.
At December 31, 2016 and 2015, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $418.3 million and $322.2 million, respectively, of which approximately $323.9 million and $247.9 million, respectively, is reimbursable to the Company by certain professionals. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2016 and 2015, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of either date.
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

12. RELATED PARTY TRANSACTIONS
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
The Company also has entered into agreements with related parties to be reimbursed for its expenses incurred for providing administrative services to such related parties, including ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., European Senior Secured Loan Programme S.à.r.l. and ACF FinCo I L.P.
Employees and other related parties may be permitted to participate in co-investment vehicles that generally invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These co-investment vehicles generally do not require these individuals to pay management or performance fees.
Performance fees from the funds can be distributed to professionals on a current basis, subject to repayment by the subsidiary of the Company that acts as general partner of the relevant fund in the event that certain specified return thresholds are not ultimately achieved. The professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several, and not joint and are limited to distributions received by the relevant recipient.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of December 31,
	2016	2015
Due from affiliates:
Management fees receivable from non-consolidated funds	$123,781	$112,405
Payments made on behalf of and amounts due from non-consolidated funds and employees	39,155	32,577
Due from affiliates—Company	$162,936	$144,982
Amounts due from portfolio companies and non-consolidated funds	$3,592	$12,923
Due from affiliates—Consolidated Funds	$3,592	$12,923
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$7,914	$6,679
Management fees received in advance	1,788	1,738
Tax receivable agreement liability	4,748	—
Payments made by non-consolidated funds on behalf of and amounts due from the Company	3,114	4,484
Due to affiliates—Company	$17,564	$12,901

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
13. INCOME TAXES
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
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years before 2012. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The provision for income taxes attributable to the Company and the Consolidated Funds, consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Provision for Income Taxes - The Company	2016	2015	2014
Current:
U.S. federal income tax	$19,419	$12,064	$12,801
State and local income tax	3,706	4,839	1,719
Foreign income tax	8,458	1,509	1,613
	31,583	18,412	16,133
Deferred:
U.S. federal income tax (benefit)	(14,247)	356	123
State and local income tax (benefit)	(1,400)	306	210
Foreign income tax (benefit)	(4,180)	(14)	70
	(19,827)	648	403
Total:
U.S. federal income tax	5,172	12,420	12,924
State and local income tax	2,306	5,145	1,929
Foreign income tax	4,278	1,495	1,683
Income tax expense	11,756	19,060	16,536

Provision for Income Taxes - Consolidated Funds
Current:
U.S. federal income tax	—	—	6,807
State and local income tax	—	—	1,564
Foreign income tax (benefit)	(737)	4	36
	(737)	4	8,407
Deferred:
U.S. federal income benefit	—	—	(9,958)
State and local income benefit	—	—	(2,832)
Foreign income benefit	—	—	(900)
	—	—	(13,690)
Total:
U.S. federal income benefit	—	—	(3,151)
State and local income benefit	—	—	(1,268)
Foreign income tax (benefit)	(737)	4	(864)
Income tax expense (benefit)	(737)	4	(5,283)

Total Provision for Income Taxes
Total current income tax expense	30,846	18,416	24,540
Total deferred income tax expense (benefit)	(19,827)	648	(13,287)
Total income tax expense	$11,019	$19,064	$11,253

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The effective income tax rate differed from the federal statutory rate for the following reasons for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Income passed through to non-controlling interests	(27.6)	(24.2)	(34.9)
State and local taxes, net of federal benefit	0.9	5.6	0.4
Foreign taxes	(0.9)	1.4	0.1
Permanent items	(2.2)	6.0	2.2
Other, net	(1.7)	0.9	(1.1)
Valuation allowance	0.2	(1.3)	0.3
Total effective rate	3.7%	23.4%	2.0%
Deferred Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2016 and 2015:

	As of December 31,
Deferred Tax Assets and Liabilities of the Company	2016	2015
Deferred tax assets
Net operating losses	$99	$1,623
Investment in partnerships	3,774	—
Other, net	2,897	1,330
Total gross deferred tax assets	6,770	2,953
Valuation allowance	(39)	(2,953)
Total deferred tax assets, net	6,731	—
Deferred tax liabilities
Investment in partnerships	—	(13,846)
Other, net	—	(7,442)
Total deferred tax liabilities	—	(21,288)
Net deferred tax assets (liabilities)	$6,731	$(21,288)

	As of December 31,
Deferred Tax Assets and Liabilities of the Consolidated Funds	2016	2015
Deferred tax assets
Net operating loss	$4,951	$1,538
Other, net	53	102
Total gross deferred tax assets	5,004	1,640
Valuation allowance	(5,004)	(1,640)
Total deferred tax assets, net	$—	$—
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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
The valuation allowance for deferred tax assets increased by $0.5 million in 2016 due to additional net valuation allowances recorded related to operating losses incurred in various jurisdictions in which the Company operates, offset by the reduction of valuation allowances recorded in prior years for which the Company is able to conclude that the realization of the related deferred tax asset is more likely than not as of December 31, 2016. The valuation allowance for deferred tax assets decreased by $1.4 million in 2015 as a result of the utilization of operating losses in various jurisdictions in which the Company operates in addition to a decrease in the valuation allowance associated with funds no longer presented in the consolidated financial statements in 2015.
At December 31, 2016, the Company had $25.0 million of net operating loss ("NOL") carryforwards available to reduce future foreign income taxes for which a full valuation allowance has been provided. The majority of the foreign NOLs have no expiry. The Company also has approximately $0.8 million of NOL carryforwards available to reduce state income taxes that begin to expire in 2026. The Company does not have any U.S. federal NOL carryforwards.
As of, and for the three years ended December 31, 2016, 2015 and 2014, the Company had no significant uncertain tax positions.
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
For the year ended December 31, 2016, the treasury stock method was the more dilutive method for the unvested restricted units. For the year ended December 31, 2015 and the period from May 1, 2014 to December 31, 2014, the two-class method was the more dilutive method for the unvested restricted units. No participating securities had rights to undistributed earnings during any period presented.
The computation of diluted earnings per common unit for the years ended December 31, 2016, 2015 and 2014 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Year Ended December 31,		Period from May 1, 2014 through December 31, 2014
	2016	2015
Options	22,781,597	24,082,415	24,230,518
Restricted units	47,182	4,657,761	4,776,053
AOG units	131,499,652	132,427,608	130,858,662

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the computation of basic and diluted earnings per common unit:

	For the Year Ended December 31,		Period from May 1, 2014 through December 31, 2014
	2016	2015
Net income attributable to Ares Management, L.P. common unitholders	$99,632	$19,378	$34,988
Earnings distributed to participating securities (restricted units)	(1,257)	(646)	(417)
Preferred stock dividends(1)	(8)	(15)	—
Net income available to common unitholders	$98,367	$18,717	$34,571
Basic weighted-average common units	80,749,671	80,673,360	80,358,036
Basic earnings per common unit	$1.22	$0.23	$0.43
Net income (loss) attributable to Ares Management, L.P. common unitholders	$99,632	$19,378	$34,988
Earnings distributed to participating securities (restricted units)	—	(646)	(417)
Preferred stock dividends(1)	(8)	(15)	—
Net income available to common unitholders	$99,624	$18,717	$34,571
Effect of dilutive units:
Restricted units	2,187,359	—	—
Diluted weighted-average common units	82,937,030	80,673,360	80,358,036
Diluted earnings per common unit	$1.20	$0.23	$0.43

(1)	Dividends relate to the preferred shares that were issued by Ares Real Estate Holdings LLC and were redeemed on July 1, 2016.
15. EQUITY COMPENSATION
Ares Employee Participation LLC Interests
The following summarizes the grant date fair value associated with each equity award issued prior to the Company's IPO that occurred on May 1, 2014, as well as the expense recognized related to these awards for the year ended December 31, 2014:

		Compensation Expense, Net of Forfeitures	Unrecognized Compensation Expenses(1)
	Grant Date Fair Value	For the Year Ended December 31, 2014	As of April 30, 2014
AEP I Profit Interest	$38,400	$—	$—
AEP II Profit Interests	33,423	14,714	12,709
AEP IV Profit Interests	10,657	10,657	10,657
AEP VI Profit Interests	9,047	9,047	9,047
Exchanged AEP Awards	68,607	—	—
Indicus:
Membership Interest	20,700	11,913	10,532
Profit Interest	5,464	(3,871)	—
AREA Membership Interest	25,381	20,678	17,555
Total	$211,679	$63,138	$60,500

(1) On May 1, 2014, the unrecognized compensation expenses associated with awards granted prior to the IPO were recognized as the vesting of these awards was accelerated. These amounts are included in the compensation expenses presented above.
Conversion and Vesting of AEP awards
On May 1, 2014, in connection with the Reorganization, certain existing interests held by APMC, on behalf of certain of our Co-Founders and senior professionals under Ares Employee Participation ("AEP") plans, that represent less than a full equity

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

interest in the Predecessors were converted into AOG Units and were immediately vested and expensed in full. There was no change in the fair value of these converted interests as a result of the acceleration in vesting; however, the Indicus Profit Interest was cancelled. In connection with this cancellation, the Company reversed expense of $4.3 million. As a result, the Company recognized a one‑time compensation expense of $56.2 million related to the vesting and cancellation of the converted awards in the year ended December 31, 2014.
Ares Management, L.P. 2014 Equity Incentive Plan
In 2014, the Company adopted the 2014 Equity Incentive Plan. Under the 2014 Equity Incentive Plan, the Company granted options to acquire 24,835,227 common units, 4,936,051 restricted units to be settled in common units and 686,395 phantom common units to be settled in cash. Based on a formula as defined in the 2014 Equity Incentive Plan, the total number of units available to be issued under the 2014 Equity Incentive Plan resets and may increase on January 1 each year.  Accordingly, on January 1, 2016, the total number of units available for issuance under the 2014 Equity Incentive Plan increased to 31,995,344 units. During the year ended December 31, 2016, a total of 1,420,147 options and restricted units, net of forfeitures and vesting, were issued, and as of December 31, 2016, 30,397,280 units remain available for issuance.
Generally, unvested phantom units, restricted units and options are forfeited upon termination of employment in accordance with the 2014 Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period they occur.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Year Ended December 31,		Period from May 1, 2014 through December 31, 2014
	2016	2015
Restricted units	$21,894	$14,035	$8,826
Options	15,450	16,575	9,869
Phantom units	1,721	1,634	1,396
Equity-based compensation expense	$39,065	$32,244	$20,091
Restricted Units
Each restricted unit represents an unfunded, unsecured right of the holder to receive a common unit on a specific date. The restricted units generally vest and are settled in common units either (i) at a rate of one‑third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, or (iii) at a rate of one quarter per year, beginning on the first anniversary of the grant date. Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.
The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Distribution Equivalent”). During the year ended December 31, 2016, the Company declared four quarterly distributions of $0.20, $0.15, $0.28 and $0.20 per common unit to common unitholders of record at the close of business on March 14, May 24, August 23, and November 21, respectively. For the year ended December 31, 2016, Distribution Equivalents were made to the holders of restricted units in the aggregate amount of $6.1 million, which are presented as distributions within the Consolidated Statement of Changes in Equity until forfeited, at which time the cumulative payments are reclassified to compensation and benefits expense in the Consolidated Statements of Operations.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents unvested restricted units’ activity during the year ended December 31, 2016:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2016	4,657,761	$18.01
Granted	3,988,873	14.58
Vested	(47,729)	17.32
Forfeited	(540,533)	16.95
Balance - December 31, 2016	8,058,372	$16.38
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $82.7 million as of December 31, 2016 and is expected to be recognized over the remaining weighted average period of 3.05 years.
Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one common unit at the stated exercise price. The term of the options is generally ten years, beginning on the grant date. The options generally vest at a rate of one-third per year, beginning on the third anniversary of the grant date. Compensation expense associated with these options is being recognized on a straight-line basis over the requisite service period of the respective award. As of December 31, 2016, there was $40.5 million of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of 2.32 years.
A summary of unvested options activity during the year ended December 31, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2016	24,082,415	$18.99	8.34
Granted	—	—	—
Vested	(153,449)	19.00	7.29
Forfeited	(1,827,027)	19.00	—
December 31, 2016	22,101,939	$18.99	7.35	$4,586
Exercisable at December 31, 2016	130,200	$19.00	7.29	$26
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
The fair value of each option granted during each year is measured on the date of the grant using the Black‑Scholes option pricing model and the following weighted average assumptions:

	For the Year Ended December 31,		Period from May 1, 2014 through December 31, 2014
	2016(2)	2015
Risk-free interest rate	N/A	1.71% to 1.80%	2.06% to 2.22%
Weighted average expected dividend yield	N/A	5.00%	5.00%
Expected volatility factor(1)	N/A	35.00% to 36.00%	34.00% to 35.00%
Expected life in years	N/A	6.66 to 7.49	6.92 to 7.00

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

(1)   Expected volatility is based on comparable companies using daily stock prices.
(2) There were no new options granted during the year ended December 31, 2016.
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
A summary of unvested phantom units’ activity during the year ended December 31, 2016 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Unit	Phantom Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1	418,115	$19.00	610,711	$19.00
Vested	(98,733)	19.00	(116,802)	19.00
Forfeited	(53,244)	19.00	(75,794)	19.00
Balance - December 31	266,138	$19.00	418,115	$19.00
The fair value of the awards is remeasured at each reporting period and was $19.20 per unit as of December 31, 2016. Based on the fair value of the awards at December 31, 2016,  $4.0 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 2.33 years. For the year ended December 31, 2016, the Company paid $1.4 million to settle vested phantom units.
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
16. EQUITY
Ares Management, L.P.

Common Units:
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
At December 31, 2016, Ares Management, L.P. owns a 38.26% direct interest, or 80,814,732 AOG Units, in each of the Ares Operating Group entities; Ares Owners Holding L.P. owns a 55.82% direct interest, or 117,928,313 AOG Units, in each of the Ares Operating Group entities; and an affiliate of Alleghany owns a 5.92% direct interest, or 12,500,000 AOG units, in each of the Ares Operating Group entities. For the year ended December 31, 2016, the daily average ownership of AOG Units in each

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

of the Ares Operating Group entities by Ares Owners Holding L.P., Alleghany and Ares Management, L.P. was 56.07%, 5.89% and 38.04%, respectively.
At December 31, 2015, Ares Management, L.P. owned a 37.86% direct interest, or 80,679,600 AOG Units, in each of the Ares Operating Group entities; Ares Owners Holding L.P. owned a 56.27% direct interest, or 119,905,131  AOG Units, in each of the Ares Operating Group entities; and an affiliate of Alleghany owned a 5.87% direct interest, or 12,500,000 AOG units, in each of the Ares Operating Group entities. For the year ended December 31, 2015, the daily average ownership of AOG Units in each of the Ares Operating Group entities by Ares Owners Holding L.P., Alleghany and Ares Management, L.P. was 56.27%, 5.87% and 37.86%, respectively.
The Company’s ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units and exercise of options that were granted under the Equity Incentive Plan; (ii) the exchange of AOG Units for common units; (iii) the cancellation of AOG Units in connection with certain individuals’ forfeiture of AOG Units upon termination of employment and (iv) the issuance of new AOG Units, including in connection with acquisitions. Holders of the AOG Units, subject to any applicable transfer restrictions, may up to four times each year (subject to the terms of the exchange agreement) exchange their AOG Units for common units on a one-for-one basis. Equity is reallocated among partners upon a change in ownership to ensure each partners’ capital account properly reflects their respective claim on the residual value of the Company. This change is reflected as either a reallocation of interest or as dilution in the Consolidated Statements of Changes in Equity.
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

17. MARKET AND OTHER RISK FACTORS
Due to the nature of the Company's investment strategy, the Company's portfolio of investments has significant market and credit risk. As a result, the Company is subject to market, credit and other risk factors, including, but not limited to the following:
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
Limited Liquidity of Investments
The Company invests in securities that may not be readily marketable. Illiquid investments may trade at a discount from comparable, more liquid investments, and at times there may be no market at all for such investments. Subordinate investments may be less marketable, or in some instances illiquid, because of the absence of registration under federal securities laws, contractual restrictions on transfer, the small size of the market and the small size of the issue (relative to issues of comparable interests). As a result, the Company may encounter difficulty in selling its investments or may, if required to liquidate investments to satisfy redemption requests of its investors or debt service obligations, be compelled to sell such investments at less than fair value.
Counterparty Risk
Some of the markets in which the Company invests are over-the-counter or interdealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight unlike members of exchange-based markets. The lack of oversight exposes the Company to the risk that a counterparty will not settle a transaction in accordance with its terms and

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

conditions because of a dispute over the terms of the applicable contract (whether or not such dispute is bona fide) or because of a credit or liquidity problem, causing the Company to suffer losses. Such counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Company has concentrated its transactions with a single or small group of counterparties.
Credit Risk
There are no restrictions on the credit quality of the investments the Company makes. Investments may be deemed by nationally recognized rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Some investments may have low-quality ratings or be unrated. Lower rated and unrated investments have major risk exposure to adverse conditions and are considered to be predominantly speculative. Generally, such investments offer a higher return potential than higher rated investments, but involve greater volatility of price and greater risk of loss of income and principal.
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
18. SEGMENT REPORTING
The Company operates through its distinct operating segments. In 2016, the Company revised its reportable segments by combining two of its segments into a single segment to reflect a change in how the credit business is managed. The Tradable Credit Group segment and the Direct Lending Group segment have been combined into a single Credit Group segment. This change was made to more effectively manage the Company’s broad array of credit products and to better position the Credit Group to capitalize on future growth opportunities. In addition, in the third quarter of 2016 the Company moved its Special Situations strategy from the Credit Group to the Private Equity Group to better align the segment presentation with how the investment strategies for the Special Situations funds are managed. The Company has modified historical results to conform with its current presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $60.5 billion of assets under management and 133 funds as of December 31, 2016. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments comprised of diversified portfolios of consumer and commercial assets. The Company is one of the largest self-originating direct lenders to the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Credit Group conducts its U.S. corporate lending activities primarily through ARCC, the largest business development company as of December 31, 2016, by both market

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $25.0 billion of assets under management as of December 31, 2016, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations (formerly part of the Credit Group). As of December 31, 2016 the group managed five corporate private equity commingled funds focused on North America and Europe and two focused on greater China, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and five special situations funds. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $9.8 billion of assets under management across 42 funds as of December 31, 2016.  Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.
Non-GAAP Measures: These measures supplement and should be considered in addition to, and not in lieu of, the Consolidated Statements of Operations prepared in accordance with GAAP.
The Company has an Operations Management Group (the “OMG”) that consists of five shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development/corporate strategy, legal/compliance and human resources. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s expenses are not allocated to the Company’s three reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.
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
Fee related earnings (“FRE”), a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees,  is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance fees, performance fee compensation, investment income from the Consolidated Funds and non-consolidated funds and certain other items that the Company believes are not indicative of its core operating performance.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Performance related earnings (“PRE”), a non-GAAP measure, is used to assess the Company’s investment performance net of performance fee compensation. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance fees, performance fee compensation and total investment and other income earned from the Consolidated Funds and non-consolidated funds.
Distributable earnings (“DE”), a non-GAAP measure, is an operating metric that assesses the Company’s performance without the effects of the Consolidated Funds and the impact of unrealized income and expenses, which generally fluctuate with fair value changes. Among other things, this metric also is used to assist in determining amounts potentially available for distribution. However, the declaration, payment, and determination of the amount of distributions to unitholders, if any, is at the sole discretion of the Company’s Board of Directors, which may change the distribution policy at any time. Distributable earnings is calculated as the sum of fee related earnings, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is typically presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles and equity compensation expense. DE is presented prior to the effect of income taxes and to distributions made to the Company’s preferred unitholders, unless otherwise noted.
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
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the year ended December 31, 2016:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (Credit Group includes ARCC Part I Fees of $121,181)	$444,664	$147,790	$66,997	$659,451	$—	$659,451
Other fees	9,953	1,544	854	12,351	—	12,351
Compensation and benefits	(177,071)	(57,012)	(39,033)	(273,116)	(111,599)	(384,715)
General, administrative and other expenses	(26,827)	(14,256)	(10,124)	(51,207)	(63,530)	(114,737)
Fee related earnings	250,719	78,066	18,694	347,479	(175,129)	172,350
Performance fees—realized	51,435	230,162	11,401	292,998	—	292,998
Performance fees—unrealized	22,851	188,287	17,334	228,472	—	228,472
Performance fee compensation—realized	(11,772)	(184,072)	(2,420)	(198,264)	—	(198,264)
Performance fee compensation—unrealized	(26,109)	(149,956)	(13,517)	(189,582)	—	(189,582)
Net performance fees	36,405	84,421	12,798	133,624	—	133,624
Investment income (loss)—realized	4,928	18,773	931	24,632	(14,606)	10,026
Investment income (loss)—unrealized	11,848	(613)	5,418	16,653	(2,197)	14,456
Interest and other investment income	26,119	16,579	1,661	44,359	149	44,508
Interest expense	(8,609)	(5,589)	(1,056)	(15,254)	(2,727)	(17,981)
Net investment income (loss)	34,286	29,150	6,954	70,390	(19,381)	51,009
Performance related earnings	70,691	113,571	19,752	204,014	(19,381)	184,633
Economic net income	$321,410	$191,637	$38,446	$551,493	$(194,510)	$356,983
Distributable earnings	$302,683	$148,996	$24,191	$475,870	$(211,564)	$264,306
Total assets	$650,435	$1,218,412	$232,862	$2,101,709	$74,383	$2,176,092

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the year ended December 31, 2015:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (Credit Group includes ARCC Part I Fees of $121,491)	$432,769	$152,104	$66,045	$650,918	$—	$650,918
Other fees(1)	414	1,406	2,779	4,599	—	4,599
Compensation and benefits	(167,735)	(54,231)	(40,591)	(262,557)	(98,065)	(360,622)
General, administrative and other expenses	(27,781)	(15,295)	(15,044)	(58,120)	(59,783)	(117,903)
Fee related earnings	237,667	83,984	13,189	334,840	(157,848)	176,992
Performance fees—realized	87,583	24,849	9,516	121,948	—	121,948
Performance fees—unrealized	(71,341)	87,809	15,179	31,647	—	31,647
Performance fee compensation—realized	(44,110)	(19,255)	(1,826)	(65,191)	—	(65,191)
Performance fee compensation—unrealized	36,659	(74,598)	(8,553)	(46,492)	—	(46,492)
Net performance fees	8,791	18,805	14,316	41,912	—	41,912
Investment income (loss)—realized	13,274	6,840	2,658	22,772	(23)	22,749
Investment income (loss)—unrealized	(15,731)	(13,205)	1,522	(27,414)	52	(27,362)
Interest and other investment income	10,429	6,166	259	16,854	379	17,233
Interest expense	(7,075)	(5,936)	(977)	(13,988)	(1,158)	(15,146)
Net investment income (loss)	897	(6,135)	3,462	(1,776)	(750)	(2,526)
Performance related earnings	9,688	12,670	17,778	40,136	(750)	39,386
Economic net income	$247,355	$96,654	$30,967	$374,976	$(158,598)	$216,378
Distributable earnings	$289,091	$91,800	$17,615	$398,506	$(167,917)	$230,589
Total assets	$530,758	$927,758	$186,058	$1,644,574	$96,637	$1,741,211

(1)
For the year ended December 31, 2015, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds. As a result, for the year ended December 31, 2015, $21.6 million and $4.4 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the year ended December 31, 2014:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (Credit Group includes ARCC Part I Fees of $118,537)	$416,400	$93,963	$87,683	$598,046	$—	$598,046
Other fees	1,192	219	4,889	6,300	—	6,300
Compensation and benefits	(176,709)	(40,229)	(47,174)	(264,112)	(90,250)	(354,362)
General, administrative and other expenses	(24,196)	(10,075)	(15,632)	(49,903)	(52,817)	(102,720)
Fee related earnings	216,687	43,878	29,766	290,331	(143,067)	147,264
Performance fees—realized	98,221	46,417	1,856	146,494	—	146,494
Performance fees—unrealized	(41,681)	119,156	17,408	94,883	—	94,883
Performance fee compensation—realized	(48,077)	(32,522)	—	(80,599)	—	(80,599)
Performance fee compensation—unrealized	11,059	(97,658)	(2,830)	(89,429)	—	(89,429)
Net performance fees	19,522	35,393	16,434	71,349	—	71,349
Investment income—realized	29,081	21,154	2,344	52,579	—	52,579
Investment income (loss)—unrealized	(12,430)	23,424	(61)	10,933	—	10,933
Interest and other investment income	10,688	4,745	265	15,698	—	15,698
Interest expense	(3,555)	(3,925)	(1,137)	(8,617)	—	(8,617)
Net investment income	23,784	45,398	1,411	70,593	—	70,593
Performance related earnings	43,306	80,791	17,845	141,942	—	141,942
Economic net income	$259,993	$124,669	$47,611	$432,273	$(143,067)	$289,206
Distributable earnings	$294,955	$76,190	$10,460	$381,605	$(148,849)	$232,756
Total assets	$730,281	$717,131	$224,333	$1,671,745	$15,206	$1,686,951

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

(1)
For the year ended December 31, 2014, the Company presented compensation and benefits expenses and general, administrative and other expenses net of the administrative fees earned from certain funds. As a result, for the year ended December 31, 2014, $19.0 million and $3.4 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (expense):

	For the Year Ended December 31,
	2016	2015	2014
Segment Revenues
Management fees (includes ARCC Part I Fees of $121,181, $121,491 and $118,537 for the years ended December 31, 2016, 2015 and 2014, respectively)	$659,451	$650,918	$598,046
Other fees	12,351	4,599	6,300
Performance fees—realized	292,998	121,948	146,494
Performance fees—unrealized	228,472	31,647	94,883
Total segment revenues	$1,193,272	$809,112	$845,723
Segment Expenses
Compensation and benefits	$273,116	$262,557	$264,112
General, administrative and other expenses	51,207	58,120	49,903
Performance fee compensation—realized	198,264	65,191	80,599
Performance fee compensation—unrealized	189,582	46,492	89,429
Total segment expenses	$712,169	$432,360	$484,043
Other Income (Expense)
Investment income—realized	$24,632	$22,772	$52,579
Investment income (loss)—unrealized	16,653	(27,414)	10,933
Interest and other investment income	44,359	16,854	15,698
Interest expense	(15,254)	(13,988)	(8,617)
Total other income (expense)	$70,390	$(1,776)	$70,593

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Year Ended December 31,
	2016	2015	2014
Total segment revenue	$1,193,272	$809,112	$845,723
Revenue of Consolidated Funds eliminated in consolidation	(18,522)	(13,279)	(249,394)
Administrative fees(1)	26,934	26,007	22,147
Performance fees reclass(2)	(2,479)	(7,398)	(14,587)
Total consolidated adjustments and reconciling items	5,933	5,330	(241,834)
Total consolidated revenue	$1,199,205	$814,442	$603,889

(1)
Represents administrative fees that are presented in administrative and other fees in the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)
Related to performance fees for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within other income (expense) in the Company’s Consolidated Statements of Operations.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Year Ended December 31,
	2016	2015	2014
Total segment expenses	$712,169	$432,360	$484,043
Expenses of Consolidated Funds added in consolidation	42,520	36,417	187,494
Expenses of Consolidated Funds eliminated in consolidation	(21,447)	(18,312)	(120,694)
Administrative fees(1)	26,934	26,007	22,147
OMG expenses	175,129	157,848	143,067
Acquisition and merger-related expenses	773	40,482	11,043
Equity compensation expense	39,065	32,244	83,230
Placement fees and underwriting costs	6,424	8,825	14,753
Amortization of intangibles	26,638	46,227	27,610
Depreciation expense	8,215	6,942	7,346
Total consolidation adjustments and reconciling items	304,251	336,680	375,996
Total consolidated expenses	$1,016,420	$769,040	$860,039

(1)
Represents administrative fees that are presented in administrative and other fees in the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Year Ended December 31,
	2016	2015	2014
Total other income (expense)	$70,390	$(1,776)	$70,593
Other income (expense) from Consolidated Funds added in consolidation, net	37,388	13,695	785,152
Other income (expense) from Consolidated Funds eliminated in consolidation, net	4,856	12,007	(53,883)
OMG other expense	(19,381)	(750)	—
Performance fee reclass(1)	2,479	7,398	14,587
Gain associated with contingent consideration	17,675	21,064	—
Merger related expenses	—	(15,446)	—
Other non-cash expense	1,728	(110)	(3,384)
Total consolidation adjustments and reconciling items	44,745	37,858	742,472
Total consolidated other income (expense)	$115,135	$36,082	$813,065

(1)	Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Consolidated Statements of Operations.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to segment results of ENI, FRE, PRE and DE:

	For the Year Ended December 31,
	2016	2015	2014
Economic net income
Income (loss) before taxes	$297,920	$81,484	$556,915
Adjustments:
Amortization of intangibles	26,638	46,227	27,610
Depreciation expense	8,215	6,942	7,346
Equity compensation expenses	39,065	32,244	83,230
Acquisition and merger-related expenses	(16,902)	34,864	11,043
Placement fees and underwriting costs	6,424	8,825	14,753
OMG expenses, net	194,510	158,598	143,067
Other non-cash expense	(1,728)	110	3,384
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(2,649)	5,682	(415,075)
Total consolidation adjustments and reconciling items	253,573	293,492	(124,642)
Economic net income	551,493	374,976	432,273
Total performance fees income - realized	(292,998)	(121,948)	(146,494)
Total performance fees income - unrealized	(228,472)	(31,647)	(94,883)
Total performance fee compensation - realized	198,264	65,191	80,599
Total performance fee compensation - unrealized	189,582	46,492	89,429
Total investment income	(70,390)	1,776	(70,593)
Fee related earnings	347,479	334,840	290,331
Performance fees—realized	292,998	121,948	146,494
Performance fee compensation—realized	(198,264)	(65,191)	(80,599)
Investment and other income (expense) realized, net	50,415	25,638	59,660
Additional adjustments:
Dividend equivalent(1)	(3,863)	(2,501)	—
One-time acquisition costs(1)	(457)	(1,553)	(8,446)
Income tax expense(1)	(3,199)	(1,462)	(1,725)
Non-cash items	870	(758)	(1,525)
Placement fees and underwriting costs(1)	(6,431)	(8,817)	(14,753)
Depreciation and amortization(1)	(3,678)	(3,638)	(7,832)
Distributable earnings	$475,870	$398,506	$381,605
Performance related earnings
Economic net income	$551,493	$374,976	$432,273
Less: fee related earnings	(347,479)	(334,840)	(290,331)
Performance related earnings	$204,014	$40,136	$141,942

(1)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The reconciliation of total segment assets to total assets reported in the Consolidated Statements of Financial Condition consists of the following:

	For the Year Ended December 31,
	2016	2015	2014
Total segment assets	$2,101,709	$1,644,574	$1,671,745
Total assets from Consolidated Funds added in Consolidation	3,822,010	2,760,419	20,758,806
Total assets from Consolidated Funds eliminated in Consolidation	(168,390)	(180,222)	(806,765)
Operating Management Group assets	74,383	96,637	15,206
Total consolidated adjustments and reconciling items	3,728,003	2,676,834	19,967,247
Total consolidated assets	$5,829,712	$4,321,408	$21,638,992

19. CONSOLIDATION
Adoption of ASU 2015-02
The Company adopted ASU 2015-02 under the modified retrospective approach with an effective date of January 1, 2015. As a result of the adoption of ASU 2015-02, the Company deconsolidated certain previously consolidated CLOs and certain previously consolidated non-CLOs effective January 1, 2015 as the Company is no longer deemed to be the primary beneficiary. The deconsolidation of such entities had the following impact on the Consolidated Statement of Financial Condition as of January 1, 2015:

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

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Deconsolidated Funds
Certain funds that have historically been consolidated in the financial statements are no longer consolidated because, as of the reporting period: (a) the Company deconsolidated such funds as a result of a change in accounting principle, including fifty-six entities for the year ended December 31, 2015, (b) such funds were liquidated or dissolved, including three funds for the year ended December 31, 2014, (c) the Company no longer holds a majority voting interest, including four funds for the year ended December 31, 2014 or (d) the Company is no longer deemed to be the primary beneficiary of the VIEs as it has no longer has a significant economic interest, including two and eleven funds for the years ended December 31, 2015 and 2014, respectively. There were no additional funds deconsolidated for the year ended December 31, 2016. For deconsolidated funds, the Company will continue to serve as the general partner and/or investment manager until such funds are fully liquidated.
Investments in Consolidated Variable Interest Entities
The Company consolidates entities that the Company has a variable interest in, and as the general partner or investment manager, has both the power to direct the most significant activities and a potentially significant economic interest. Investments in the consolidated VIEs are reported at fair value, and represents the Company’s maximum exposure to loss.
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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs (excluding fixed arrangements) are as follows:

	As of December 31,
	2016	2015
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$268,950	$284,169
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$153,746	$160,858
Assets of consolidated VIEs	$3,822,010	$2,759,981
Liabilities of consolidated VIEs	$3,360,329	$2,256,517

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$3,386	$(5,686)	$417,793

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

CONSOLIDATING SCHEDULES
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of December 31, 2016 and 2015 and results from operations for the years ended December 31, 2016,  2015 and 2014.

	As of December 31, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$342,861	$—	$—	$342,861
Investments (includes fair value investments of $448,336)	622,215	—	(153,744)	468,471
Performance fees receivable	767,429	—	(8,330)	759,099
Due from affiliates	169,252	—	(6,316)	162,936
Intangible assets, net	58,315	—	—	58,315
Goodwill	143,724	—	—	143,724
Deferred tax asset, net	6,731	—	—	6,731
Other assets	65,565	—	—	65,565
Assets of Consolidated Funds
Cash and cash equivalents	—	455,280	—	455,280
Investments, at fair value	—	3,330,203	—	3,330,203
Due from affiliates	—	3,592	—	3,592
Dividends and interest receivable	—	8,479	—	8,479
Receivable for securities sold	—	21,955	—	21,955
Other assets	—	2,501	—	2,501
Total assets	$2,176,092	$3,822,010	$(168,390)	$5,829,712
Liabilities
Accounts payable, accrued expenses and other liabilities	$83,336	$—	$—	$83,336
Accrued compensation	131,736	—	—	131,736
Due to affiliates	17,959	—	(395)	17,564
Performance fee compensation payable	598,050	—	—	598,050
Debt obligations	305,784	—	—	305,784
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	21,056	—	21,056
Due to affiliates	—	10,599	(10,599)	—
Payable for securities purchased	—	208,742	—	208,742
CLO loan obligations	—	3,064,862	(33,750)	3,031,112
Fund borrowings	—	55,070	—	55,070
Total liabilities	1,136,865	3,360,329	(44,744)	4,452,450
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding at December 31, 2016)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	461,681	(123,646)	338,035
Non-controlling interest in Ares Operating Group entities	447,615	—	—	447,615
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,814,732 units issued and outstanding)	301,790	—	—	301,790
Accumulated other comprehensive loss, net of tax	(8,939)	—	—	(8,939)
Total controlling interest in Ares Management, L.P.	292,851	—	—	292,851
Total equity	1,039,227	461,681	(123,646)	1,377,262
Total liabilities, redeemable interests, non-controlling interests and equity	$2,176,092	$3,822,010	$(168,390)	$5,829,712

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$121,483	$—	$—	$121,483
Investments (includes fair value investments of $446,779)	636,092	—	(167,805)	468,287
Performance fees receivable	541,852	—	(7,191)	534,661
Due from affiliates	149,771	—	(4,789)	144,982
Other assets	62,975	—	—	62,975
Intangible assets, net	84,971	—	—	84,971
Goodwill	144,067	—	—	144,067
Assets of Consolidated Funds
Cash and cash equivalents	—	159,507	—	159,507
Investments, at fair value	—	2,559,783	—	2,559,783
Due from affiliates	—	13,360	(437)	12,923
Dividends and interest receivable	—	13,005	—	13,005
Receivable for securities sold	—	13,416	—	13,416
Other assets	—	1,348	—	1,348
Total assets	$1,741,211	$2,760,419	$(180,222)	$4,321,408
Liabilities
Accounts payable and accrued expenses	$102,734	$—	$(108)	$102,626
Accrued compensation	125,032	—	—	125,032
Due to affiliates	13,016	—	(115)	12,901
Performance fee compensation payable	401,715	—	—	401,715
Debt obligations	389,120	—	—	389,120
Equity compensation put option liability	20,000	—	—	20,000
Deferred tax liability, net	21,288	—	—	21,288
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	18,956	(5)	18,951
Due to affiliates	—	5,617	(5,617)	—
Payable for securities purchased	—	51,778	—	51,778
CLO loan obligations	—	2,202,628	(28,276)	2,174,352
Fund borrowings	—	11,734	—	11,734
Total liabilities	1,072,905	2,290,713	(34,121)	3,329,497
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	23,505	—	—	23,505
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	—	466,339	(146,101)	320,238
Equity appropriated for Consolidated Funds	—	3,367	—	3,367
Non-controlling interest in Consolidated Funds	—	469,706	(146,101)	323,605
Non-controlling interest in Ares Operating Group entities	397,883	—	—	397,883
Controlling interest in Ares Management, L.P.:
Partners' Capital ( 80,679,600 units issued and outstanding)	251,537	—	—	251,537
Accumulated other comprehensive loss	(4,619)	—	—	(4,619)
Total controlling interest in Ares Management, L.P.	246,918	—	—	246,918
Total equity	644,801	469,706	(146,101)	968,406
Total liabilities, redeemable interests, non-controlling interests and equity	$1,741,211	$2,760,419	$(180,222)	$4,321,408

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Year Ended December 31, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $121,181)	$659,451	$—	$(17,383)	$642,068
Performance fees	518,991	—	(1,139)	517,852
Administrative and other fees	39,285	—	—	39,285
Total revenues	1,217,727	—	(18,522)	1,199,205
Expenses
Compensation and benefits	447,725	—	—	447,725
Performance fee compensation	387,846	—	—	387,846
General, administrative and other expense	159,776	—	—	159,776
Expenses of the Consolidated Funds	—	42,520	(21,447)	21,073
Total expenses	995,347	42,520	(21,447)	1,016,420
Other income (expense)
Net interest and investment income (includes interest expense of $17,981)	10,280	—	(4,480)	5,800
Other income, net	35,650	—	—	35,650
Net realized and unrealized gain on investments	26,961	—	1,290	28,251
Net interest and investment income of Consolidated Funds (includes interest expense of $91,452)	—	40,387	7,104	47,491
Net realized and unrealized loss on investments of Consolidated Funds	—	(2,999)	942	(2,057)
Total other income	72,891	37,388	4,856	115,135
Income (loss) before taxes	295,271	(5,132)	7,781	297,920
Income tax expense (benefit)	11,756	(737)	—	11,019
Net income (loss)	283,515	(4,395)	7,781	286,901
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(4,395)	7,781	3,386
Less: Net income attributable to redeemable interests in Ares Operating Group entities	456	—	—	456
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	171,251	—	—	171,251
Net income attributable to Ares Management, L.P.	111,808	—	—	111,808
Less: Preferred equity distributions paid	12,176	—	—	12,176
Net income attributable to Ares Management, L.P. common unitholders	$99,632	$—	$—	$99,632

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Year Ended December 31, 2015
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $121,491)	$650,918	$—	$(16,519)	$634,399
Performance fees	146,197	—	4,418	150,615
Administrative and other fees	30,606	—	(1,178)	29,428
Total revenues	827,721	—	(13,279)	814,442
Expenses
Compensation and benefits	414,454	—	—	414,454
Performance fee compensation	111,683	—	—	111,683
General, administrative and other expense	224,798	—	—	224,798
Expenses of the Consolidated Funds	—	36,417	(18,312)	18,105
Total expenses	750,935	36,417	(18,312)	769,040
Other income (expense)
Net interest and investment expense (includes interest expense of $18,949)	(1,407)	—	(3,497)	(4,904)
Debt extinguishment expense	(11,641)	—	—	(11,641)
Other income, net	20,644	—	1,036	21,680
Net realized and unrealized gain on investments	2,784	—	14,225	17,009
Net interest and investment income of Consolidated Funds (includes interest expense of $78,819)	—	31,309	7,245	38,554
Net realized and unrealized loss on investments of Consolidated Funds	—	(17,614)	(7,002)	(24,616)
Total other income (expense)	10,380	13,695	12,007	36,082
Income (loss) before taxes	87,166	(22,722)	17,040	81,484
Income tax expense	19,060	4	—	19,064
Net income (loss)	68,106	(22,726)	17,040	62,420
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(22,726)	17,040	(5,686)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	338	—	—	338
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	48,390	—	—	48,390
Net income attributable to Ares Management, L.P.	$19,378	$—	$—	$19,378

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Year Ended December 31, 2014
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $118,537)	$598,046	$—	$(111,569)	$486,477
Performance fees	226,790	—	(135,378)	91,412
Administrative and other fees	28,447	—	(2,447)	26,000
Total revenues	853,283	—	(249,394)	603,889
Expenses
Compensation and benefits	456,372	—	—	456,372
Performance fee compensation	170,028	—	—	170,028
General, administrative and other expense	166,839	—	—	166,839
Expenses of the Consolidated Funds	—	187,494	(120,694)	66,800
Total expenses	793,239	187,494	(120,694)	860,039
Other income (expense)
Net interest and investment income (expense) (includes interest expense of $8,617)	7,339	—	(8,712)	(1,373)
Other expense, net	(3,644)	—	1,222	(2,422)
Net realized and unrealized gain on investments	78,101	—	(45,973)	32,128
Net interest and investment income of Consolidated Funds (includes interest expense of $666,373)	—	265,362	6,100	271,462
Net realized and unrealized gain on investments of Consolidated Funds	—	519,790	(6,520)	513,270
Total other income (expense)	81,796	785,152	(53,883)	813,065
Income before taxes	141,840	597,658	(182,583)	556,915
Income tax expense (benefit)	16,536	(5,283)	—	11,253
Net income	125,304	602,941	(182,583)	545,662
Less: Net income attributable to redeemable interests in Consolidated Funds	—	3,071	(506)	2,565
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	599,870	(182,077)	417,793
Less: Net income attributable to redeemable interests in Ares Operating Group entities	731	—	—	731
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	89,585	—	—	89,585
Net income attributable to Ares Management, L.P.	$34,988	$—	$—	$34,988

20. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2016 through the date the consolidated financial statements were issued.  During this period the Company had the following material subsequent events that require disclosure:
In February 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.28 per common unit to common unitholders of record at the close of business on March 10, 2017, with a payment date of March 24, 2017.

In February 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.4375 per preferred equity unit to preferred equity unitholders of record at the close of business on March 15, 2017, with a payment date of March 31, 2017.
To support the ARCC-ACAS Transaction that closed on January 3, 2017, the Company, through its subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided approximately $275 million of cash consideration to ACAS shareholders. The Company used its Credit Facility in an amount of $275 million to finance the payment. The proper tax treatment of the support payment made by the Company is unclear and subject to final determination. The Company believes

Ares Management, L.P.
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

that the outcome could range from an immediate tax deduction of $275 million in 2017 or amortizing the amount over a prescribed life, typically 15 years. The outcome of such determination will materially affect the net taxable income of the Company and the amount of distributions to our common unitholders.
On February 24, 2017, the Company amended its Credit Facility to, among other things, increase the size of the Credit Facility from $1.03 billion to $1.04 billion and extend the maturity date from April 2019 to February 2022. Based on our current credit agency ratings, the stated interest rate was reduced to LIBOR plus 1.50% from LIBOR plus 1.75% and the unused commitment fee was reduced to 0.20% from 0.25%.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly information for each of the three months in the years ended December 31, 2016 and 2015 are presented below.

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$136,015	$369,535	$335,460	$358,195
Expenses	129,538	303,935	283,374	299,573
Other income (loss)	(15,451)	17,406	73,339	39,841
Income (loss) before provision for income taxes	(8,974)	83,006	125,425	98,463
Net income (loss)	(13,639)	87,440	117,784	95,316
Net income (loss) attributable to Ares Management, L.P.	(3,090)	37,574	43,305	34,019
Preferred equity distributions paid	—	—	6,751	5,425
Net income (loss) attributable to Ares Management, L.P. common unitholders	(3,090)	37,574	36,554	28,594
Net income (loss) attributable to Ares Management L.P. per common unit:
Basic	$(0.04)	$0.46	$0.45	$0.35
Diluted	$(0.04)	$0.46	$0.43	$0.34
Distributions declared per common unit(1)	$0.15	$0.28	$0.20	$0.28

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$269,905	$241,164	$143,854	$159,519
Expenses	234,463	212,569	136,386	185,622
Other income (loss)	11,006	28,956	(39,553)	35,673
Income (loss) before provision for income taxes	46,448	57,551	(32,085)	9,570
Net income (loss)	42,389	51,448	(37,664)	6,247
Net income (loss) attributable to Ares Management, L.P.	18456	12,086	(11,349)	185
Net income (loss) attributable to Ares Management L.P. per common unit:
Basic	0.23	$0.15	$(0.14)	$0.00
Diluted	0.23	$0.15	$(0.14)	$0.00
Distributions declared per common unit(1)	0.25	$0.26	$0.13	$0.20

(1)	Distributions declared per common unit are reflected to match the period the income is earned.

* * *