Form 10-Q
period 2017-03-31
ARES MANAGEMENT LP
filed 2017-05-08
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The number of common units representing limited partner interests outstanding as of April 28, 2017 was 81,317,539.

Forward‑Looking Statements
This report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. The forward‑looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward‑looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual report on Form 10-K for the year ended December 31, 2016, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward‑looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

In this form, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “Stand Alone basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our three segments, we have an Operations Management Group (the “OMG”) that consists of five independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations/information technology, business development/corporate strategy, legal/compliance and human resources. The OMG’s expenses are not allocated to our three reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non‑GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our OMG, and we believe that this information enhances the ability of unitholders to analyze our performance. For more information, see “Notes to the Condensed Consolidated Financial Statements - Note 14. Segment Reporting.”

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

•
“distributable earnings” or “DE”, a non-GAAP measure, is an operating metric that assesses our performance without the effects of our consolidated funds and the impact of unrealized income and expenses, which generally fluctuate with fair value changes. Among other things, this metric also is used to assist in determining amounts potentially available for distribution. However, the declaration, payment, and determination of the amount of distributions to unitholders, if any, is at the sole discretion of our Board of Directors, which may change our distribution policy at any time. Distributable earnings is calculated as the sum of fee related earnings, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is typically presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles, and equity compensation expense. DE is presented prior to the effect of income taxes attributable to Ares Holdings, Inc. and to distributions made to our preferred unitholders, unless otherwise noted;

•
“economic net income” or “ENI”, a non-GAAP measure, is an operating metric used by management to evaluate total operating performance, a decision tool for deployment of resources, and an assessment of the performance of our business segments. ENI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our total operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, placement fees and underwriting costs and expenses incurred in connection with corporate reorganization;

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

•	“Holdco Members” refers to Messrs. Arougheti, Kaplan, Ressler, Rosenthal and de Veer;

•
“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, performance fee revenue. It generally represents the NAV of our funds for which we are entitled to receive a performance fee, excluding capital committed by us and our professionals (which generally is not subject to a performance fee). With respect to ARCC, only ARCC Part II Fees may be generated from IGAUM;

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

•
“permanent capital” refers to capital of our funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which funds currently consist of ARCC, Ares Commercial Real Estate Corporation (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (“ARDC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income;

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

•	“SEC” refers to the Securities and Exchange Commission;

•	“Senior Notes” or the "AFC Notes" refers to senior notes of a wholly owned subsidiary of Ares Holding;

•	“Term Loans” refers to term loans of a wholly owned subsidiary of AM LLC.

Many of the terms used in this report, including AUM, FPAUM, ENI, FRE, PRE and DE, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and FPAUM are not based on any definition of AUM or FPAUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM or FPAUM set forth in other agreements to which we are a party. Further, ENI, FRE, PRE and DE are not measures of performance calculated in accordance with GAAP. We use ENI, FRE, PRE and DE as measures of operating performance, not as measures of liquidity. ENI, FRE, PRE and DE should not be considered in isolation or as substitutes for operating income, net income, operating cash flows, or other income or cash flow statement data prepared in accordance with GAAP. The use of ENI, FRE, PRE and DE without consideration of related GAAP measures is not adequate due to the adjustments described above. Our management compensates for these limitations by using ENI, FRE, PRE and DE as supplemental measures to our GAAP results. We present these measures to provide a more complete understanding of our performance as our management measures it. Amounts and percentages throughout this report may reflect rounding adjustments and consequently totals may not appear to sum.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

Ares Management, L.P.
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Unit Data)

	As of March 31,	As of December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$103,989	$342,861
Investments (includes fair value investments of $467,918 and $448,336 at March 31, 2017 and December 31, 2016, respectively)	488,480	468,471
Performance fees receivable	809,008	759,099
Due from affiliates	180,907	162,936
Deferred tax asset, net	43,929	6,731
Other assets	82,902	65,565
Intangible assets, net	53,040	58,315
Goodwill	143,755	143,724
Assets of Consolidated Funds:
Cash and cash equivalents	346,312	455,280
Investments, at fair value	3,405,891	3,330,203
Due from affiliates	2,880	3,592
Dividends and interest receivable	7,426	8,479
Receivable for securities sold	45,936	21,955
Other assets	3,648	2,501
Total assets	$5,718,103	$5,829,712
Liabilities
Accounts payable, accrued expenses and other liabilities	$78,788	$83,336
Accrued compensation	56,256	131,736
Due to affiliates	20,767	17,564
Performance fee compensation payable	631,460	598,050
Debt obligations	488,221	305,784
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	29,852	21,056
Payable for securities purchased	211,001	208,742
CLO loan obligations, at fair value	2,975,484	3,031,112
Fund borrowings	48,656	55,070
Total liabilities	4,540,485	4,452,450
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding at March 31, 2017 and December 31, 2016)	298,761	298,761
Non-controlling interest in Consolidated Funds:
Non-controlling interest in Consolidated Funds	369,447	338,035
Non-controlling interest in Consolidated Funds	369,447	338,035
Non-controlling interest in Ares Operating Group entities	278,936	447,615
Controlling interest in Ares Management, L.P. :
Partners' Capital (81,307,431 units and 80,814,732 units issued and outstanding at March 31, 2017 and at December 31, 2016, respectively)	238,212	301,790
Accumulated other comprehensive loss	(7,738)	(8,939)
Total controlling interest in Ares Management, L.P	230,474	292,851
Total equity	1,177,618	1,377,262
Total liabilities, non-controlling interests and equity	$5,718,103	$5,829,712

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Unit Data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues
Management fees (includes ARCC Part I Fees of $33,257 and $28,625 for the three months ended March 31, 2017 and 2016, respectively)	$172,045	$158,433
Performance fees	55,172	(29,947)
Administrative and other fees	14,440	7,529
Total revenues	241,657	136,015
Expenses
Compensation and benefits	124,339	110,679
Performance fee compensation	40,702	(21,330)
General, administrative and other expenses	47,338	39,962
Transaction support expense	275,177	—
Expenses of the Consolidated Funds	3,911	227
Total expenses	491,467	129,538
Other income (expense)
Net interest and investment expense (includes interest expense of $4,879 and $4,855 for the three months ended March 31, 2017 and 2016, respectively)	(2,135)	(3,359)
Other income, net	16,496	5,241
Net realized and unrealized gain on investments	2,655	5,142
Net interest and investment income of the Consolidated Funds (includes interest expense of $31,322 and $22,449 for the three months ended March 31, 2017 and 2016, respectively)	10,170	7,332
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	32,036	(29,807)
Total other income (expense)	59,222	(15,451)
Loss before taxes	(190,588)	(8,974)
Income tax expense (benefit)	(34,264)	4,665
Net loss	(156,324)	(13,639)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	15,855	(11,979)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	—	10
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(131,045)	1,420
Net loss attributable to Ares Management, L.P.	(41,134)	(3,090)
Less: Preferred equity distributions paid	5,425	—
Net loss attributable to Ares Management, L.P. common unitholders	$(46,559)	$(3,090)
Net income (loss) attributable to Ares Management, L.P. per common unit:
Basic	$(0.58)	$(0.04)
Diluted	$(0.58)	$(0.04)
Weighted-average common units:
Basic	81,106,734	80,683,051
Diluted	81,106,734	80,683,051
Distribution declared and paid per common unit	$0.28	$0.20

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(156,324)	$(13,639)
Other comprehensive income:
Foreign currency translation adjustments	3,442	(2,697)
Total comprehensive loss	(152,882)	(16,336)
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	15,856	(11,979)
Less: Comprehensive loss attributable to redeemable interests in Ares Operating Group entities	—	(1)
Less: Comprehensive loss attributable to non-controlling interests in Ares Operating Group entities	(128,805)	(243)
Comprehensive loss attributable to Ares Management, L.P.	$(39,933)	$(4,113)

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Preferred Equity	Partners' Capital	Accumulated Other Comprehensive Loss	Non-controlling Interest in Ares Operating Group Entities	Non-controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2016	$298,761	$301,790	$(8,939)	$447,615	$338,035	$1,377,262
Changes in ownership interests	—	54	—	(4,017)	—	(3,963)
Contributions	—	—	—	947	23,378	24,325
Distributions	(5,425)	(22,727)	—	(45,868)	(7,822)	(81,842)
Net income (loss)	5,425	(46,559)	—	(131,045)	15,855	(156,324)
Currency translation adjustment	—	—	1,201	2,240	1	3,442
Equity compensation	—	5,654	—	9,064	—	14,718
Balance at March 31, 2017	$298,761	$238,212	$(7,738)	$278,936	$369,447	$1,177,618
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(156,324)	$(13,639)
Adjustments to reconcile net loss to net cash used in operating activities	(18,522)	(3,907)
Adjustments to reconcile net loss to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:	(81,753)	34,748
Cash flows due to changes in operating assets and liabilities	(135,303)	(57,763)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	100,086	15,313
Net cash used in operating activities	(291,816)	(25,248)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(10,252)	(2,799)
Net cash used in investing activities	(10,252)	(2,799)
Cash flows from financing activities:
Proceeds from credit facility	165,000	127,000
Proceeds from term notes	17,600	—
Repayments of credit facility	—	(45,000)
Distributions	(68,595)	(44,051)
Preferred equity distributions	(5,425)	—
Repurchase of treasury stock	(3,913)	—
Stock option exercise	1,036	—
Excess tax benefit related to stock option exercise	81	—
Other financing activities	646	(362)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	23,378	47,366
Distributions to non-controlling interests in Consolidated Funds	(7,822)	(23,230)
Borrowings under loan obligations by Consolidated Funds	505,714	750
Repayments under loan obligations by Consolidated Funds	(566,919)	(45,091)
Net cash provided by financing activities	60,781	17,382
Effect of exchange rate changes	2,415	(884)
Net change in cash and cash equivalents	(238,872)	(11,549)
Cash and cash equivalents, beginning of period	342,861	121,483
Cash and cash equivalents, end of period	$103,989	$109,934

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management, L.P. ("the Company"), a Delaware limited partnership formed on November 15, 2013, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: the Credit Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”), which are generally organized as pass-through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Transaction Support Expense
On January 3, 2017, ARCC and American Capital, Ltd. (“ACAS”) consummated a merger transaction valued at approximately $4.2 billion (the "ARCC-ACAS Transaction"). To support the ARCC-ACAS Transaction, the Company, through its subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, paid $275.2 million to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Financial Accounting Standards Board (“FASB") Accounting Standards Update ("ASU") issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its condensed consolidated financial statements.
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
During 2016, four ASUs: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, were issued to provide clarification to previously issued revenue recognition guidance (ASU 2014-09) that has not yet been implemented. These updates are required to be adopted with ASU 2014-09, but are not expected to change its application by the Company.
While the Company continues to evaluate the impact of the above revenue recognitions guidance, and cannot currently quantify the impact of the guidance, the Company has begun an assessment of the impact. The assessment includes a detailed review of investment management agreements, establishing which agreements are expected to be in place, and understanding when revenue would be recognized under those agreements. The primary contracts impacted by this standard crystallize revenue on an annual basis but could have elements that prevent annual recognition subject to management’s evaluation of the investment management agreements in consideration of the new standard and its subsequent clarification.

Other Guidance:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of the guidance in ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and liabilities in the balance sheet and disclosing key information. ASU 2016-02 amends previous lease guidance, which required a lessee to categorize and account for leases as either operating leases or capital leases, and instead requires a lessee to recognize a lease liability and a right-of-use asset on the entity’s balance sheet for all leases with terms that exceed one year. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments. The guidance should be applied using a modified retrospective approach. ASU 2016-02 is effective for public entities for annual reporting periods beginning after December 15, 2018 and interim periods within those reporting periods, with early adoption permitted. The Company is currently compiling all leases and right–of–use terms to evaluate the impact of this guidance on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist with evaluating whether a transaction should be accounted for as an acquisition or a disposal of a business. This ASU provides specific evaluation process, and factors that should be used in this determination. The guidance should be applied prospectively. ASU 2017-01 is effective for

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods, with early adoption permitted. This guidance will not have a material impact on the Company's condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Currently, goodwill impairment requires an entity to perform a two-step test to determine the amount of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 simplifies the goodwill impairment test by removing Step 2 of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance should be applied prospectively. ASU 2017-04 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods, with early adoption permitted. This guidance will not have a material impact on the Company's condensed consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the application of current accounting guidance to the derecognition of nonfinancial assets, including partial sales of nonfinancial assets. This ASU specifies that an entity should allocate the consideration to each distinct asset using the guidance established in ASC 606 on allocating the transaction price to performance obligations. For partial sales of nonfinancial assets, ASU 2017-05 also requires an entity to derecognize a portion of the nonfinancial asset when the entity no longer has a controlling financial interest in the legal entity holding the asset and the entity has transferred control of the asset in accordance with ASC 606. Any noncontrolling or retained interest should be measured at fair value. The guidance should be adopted using either a full or modified retrospective approach. ASU 2017-05 is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The Company's intangible assets include acquired management contracts, client relationships, a trade name, and the future benefits of managing new assets for existing clients that were recognized at fair value as of their acquisition dates.
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	Weighted Average Amortization Period as of March 31, 2017	As of March 31,	As of December 31,
		2017	2016
Management contracts	2.0 years	$67,306	$111,939
Client relationships	11.3 years	38,600	38,600
Trade name	5.3 years	3,200	3,200
Intangible assets		109,106	153,739
Foreign currency translation		—	(3,205)
Total intangible assets		109,106	150,534
Less: accumulated amortization		(56,066)	(92,219)
Intangible assets, net		$53,040	$58,315
Amortization expense associated with intangible assets was $5.3 million and $7.3 million for the three months ended March 31, 2017 and 2016, respectively, and is presented within general, administrative and other expenses within the Condensed

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidated Statements of Operations. During the first quarter of 2017, the Company removed $41.4 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2016	$32,196	$58,600	$52,928	$143,724
Foreign currency translation	—	—	31	31
Balance as of March 31, 2017	$32,196	$58,600	$52,959	$143,755
There was no impairment of goodwill recorded during the three months ended March 31, 2017 and 2016.

4. INVESTMENTS
The Company’s investments are comprised of: (i) investments presented at fair value as a result of the election of the fair value option or in accordance with investment company accounting, (ii) equity method investments (using equity method or fair value option) and (iii) held-to-maturity investments.
Fair Value Investments, excluding Equity Method Investments Held at Fair Value

	Fair value at		Fair value as a percentage of total investments at
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Private Investment Partnership Interests:
AREA Sponsor Holdings, LLC	$26,743	$28,898	6.0%	6.8%
ACE II Master Fund, L.P. (1)(2)	20,409	22,042	4.6%	5.2%
Ares Corporate Opportunities Fund III, L.P.	94,358	97,549	21.1%	22.9%
Ares Corporate Opportunities Fund IV, L.P. (2)	40,776	37,308	9.1%	8.7%
Resolution Life L.P.	33,410	33,410	7.5%	7.8%
Other private investment partnership interests (1)(3)	121,112	118,075	27.1%	27.7%
Total private investment partnership interests (cost: $257,925 and $256,638 at March 31, 2017 and December 31, 2016, respectively)	336,808	337,282	75.4%	79.1%
Collateralized Loan Obligations Interests:
Collateralized loan obligations(3)	108,253	89,111	24.3%	20.9%
Total collateralized loan obligations (cost: $108,436 and $89,743 at March 31, 2017 and December 31, 2016, respectively)	108,253	89,111	24.3%	20.9%
Common Stock:
Common stock(3)	1,317	100	0.3%	0.0%
Total common stock (cost: $1,126 and $124 at March 31, 2017 and December 31, 2016, respectively)	1,317	100	0.3%	0.0%
Total fair value investments (cost: $367,487 and $346,505 at March 31, 2017 and December 31, 2016, respectively)	$446,378	$426,493

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. dollars at each reporting date.

(2)	Represents underlying security that is held through various legal entities.

(3)	No single issuer or investment had a fair value that exceeded 5% of the Company's total assets.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company's equity method investments, including those where the fair value option was elected, are summarized below:

	As of March 31,	As of December 31,
	2017	2016
Equity method investment	$3,802	$3,616
Equity method investments at fair value	21,540	21,843
Total equity method investments	$25,342	$25,459
The material assets of the Company's equity method investments are investments for which long term capital appreciation is expected, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is primarily comprised of the changes in fair value of these net assets.

Held-to-Maturity Investments
The Company classifies certain investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. A summary of the cost and fair value of CLO notes classified as held-to maturity investments is as follows:

	As of March 31,	As of December 31,
	2017	2016
Amortized cost	$16,760	$16,519
Unrealized gain (loss), net	43	(116)
Fair value	$16,803	$16,403
Based on the Company's ability and intent to hold the investments until maturity and the underlying credit performance of such investments, the Company has determined that the net unrealized losses are temporary impairments as of December 31, 2016.
There were no sales of held-to-maturity investments during the three months ended March 31, 2017 and 2016. All contractual maturities are greater than 10 years as of March 31, 2017. Actual maturities may differ from contractual maturities because underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
United States:
Fixed income securities:
Consumer discretionary	$697,226	$665,773	20.6%	20.0%
Consumer staples	60,918	64,840	1.8%	1.9%
Energy	56,638	45,409	1.7%	1.4%
Financials	152,241	139,285	4.5%	4.2%
Healthcare, education and childcare	230,378	246,403	6.8%	7.4%
Industrials	142,002	149,632	4.2%	4.5%
Information technology	161,950	194,394	4.8%	5.8%
Materials	137,548	139,994	4.0%	4.2%
Telecommunication services	255,755	261,771	7.5%	7.9%
Utilities	28,121	47,800	0.8%	1.4%
Total fixed income securities (cost: $1,919,405 and $1,945,977 at March 31, 2017 and December 31, 2016, respectively)	1,922,777	1,955,301	56.7%	58.7%
Equity securities:
Energy	444	421	0.0%	0.0%
Partnership and LLC interests	196,690	171,696	5.8%	5.2%
Total equity securities (cost: $172,872 and $149,872 at March 31, 2017 and December 31, 2016, respectively)	197,134	172,117	5.8%	5.2%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Europe:
Fixed income securities:
Consumer discretionary	$314,705	$274,678	9.2%	8.2%
Consumer staples	39,077	39,197	1.1%	1.2%
Financials	39,491	28,769	1.2%	0.9%
Healthcare, education and childcare	115,639	111,589	3.4%	3.4%
Industrials	124,818	118,466	3.7%	3.6%
Information technology	37,476	49,507	1.1%	1.5%
Materials	130,887	124,629	3.8%	3.7%
Telecommunication services	136,484	118,632	4.0%	3.6%
Utilities	11,512	4,007	0.3%	0.1%
Total fixed income securities (cost: $992,614 and $892,108 at March 31, 2017 and December 31, 2016, respectively)	950,089	869,474	27.8%	26.2%
Equity securities:
Consumer staples	1,538	1,517	0.0%	0.0%
Healthcare, education and childcare	41,524	41,329	1.2%	1.2%
Telecommunication services	24	24	0.0%	0.0%
Total equity securities (cost: $67,266 and $67,290 at March 31, 2017 and December 31, 2016, respectively)	43,086	42,870	1.2%	1.2%
Asia and other:
Fixed income securities:
Consumer discretionary	15,281	24,244	0.4%	0.7%
Financials	—	1,238	—%	0.0%
Healthcare, education and childcare	—	10,010	—%	0.3%
Telecommunication services	8,119	8,696	0.2%	0.3%
Total fixed income securities (cost: $23,175 and $46,545 at March 31, 2017 and December 31, 2016, respectively)	23,400	44,188	0.6%	1.3%
Equity securities:
Consumer discretionary	47,689	44,642	1.4%	1.3%
Consumer staples	50,078	50,101	1.5%	1.5%
Healthcare, education and childcare	44,637	32,598	1.3%	1.0%
Industrials	16,578	16,578	0.5%	0.5%
Total equity securities (cost: $122,418 and $122,418 at March 31, 2017 and December 31, 2016, respectively)	158,982	143,919	4.7%	4.3%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Canada:
Fixed income securities:
Consumer discretionary	$1,374	$—	0.0%	—%
Consumer staples	5,205	5,256	0.2%	0.2%
Energy	13,083	12,830	0.4%	0.4%
Healthcare, education and childcare	15,233	15,509	0.4%	0.5%
Industrials	1,395	1,401	0.0%	0.0%
Telecommunication services	12,296	13,852	0.4%	0.4%
Total fixed income securities (cost: $47,982 and $48,274 at March 31, 2017 and December 31, 2016, respectively)	48,586	48,848	1.4%	1.5%
Equity securities:
Consumer discretionary	6,160	164	0.2%	0.0%
Total equity securities (cost: $17,202 and $408 at March 31, 2017 and December 31, 2016, respectively)	6,160	164	0.2%	0.0%
Australia:
Fixed income securities:
Consumer discretionary	5,461	5,627	0.2%	0.2%
Energy	2,681	6,046	0.1%	0.2%
Industrials	1,450	2,926	0.0%	0.1%
Utilities	21,110	21,154	0.6%	0.6%
Total fixed income securities (cost: $31,607 and $37,975 at March 31, 2017 and December 31, 2016, respectively)	30,702	35,753	0.9%	1.1%
Equity securities:
Utilities	24,975	17,569	0.7%	0.5%
Total equity securities (cost: $18,442 and $18,442 at March 31, 2017 and December 31, 2016, respectively)	24,975	17,569	0.7%	0.5%
Total fixed income securities	2,975,554	2,953,564	87.4%	88.8%
Total equity securities	430,337	376,639	12.6%	11.2%
Total investments, at fair value	$3,405,891	$3,330,203
At March 31, 2017 and December 31, 2016, no single issuer or investments, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of March 31, 2017:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Investments, at fair value
Fixed income-collateralized loan obligations	$—	$—	$108,253	$—	$108,253
Equity securities	317	1,000	—	—	1,317
Partnership interests	—	—	33,410	324,938	358,348
Total investments, at fair value	317	1,000	141,663	324,938	467,918
Derivative assets, at fair value
Foreign exchange contracts	—	2,448	—	—	2,448
Total derivative assets, at fair value	—	2,448	—	—	2,448
Total assets, at fair value	$317	$3,448	$141,663	$324,938	$470,366
Liabilities, at fair value
Contingent considerations	$—	$—	$(1,909)	$—	$(1,909)
Total liabilities, at fair value	$—	$—	$(1,909)	$—	$(1,909)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Investments, at fair value
Fixed income investments:
Bonds	$—	$96,375	$30,283	$126,658
Loans	—	2,598,751	242,471	2,841,222
Collateralized loan obligations	—	1,599	6,075	7,674
Total fixed income investments	—	2,696,725	278,829	2,975,554
Equity securities	59,687	31,578	142,358	233,623
Partnership interests	—	—	196,690	196,690
Other	—	24	—	24
Total investments, at fair value	59,687	2,728,327	617,877	3,405,891
Derivative assets, at fair value
Foreign exchange contracts	—	92	—	92
Other	—	—	1,027	1,027
Total derivative assets, at fair value	—	92	1,027	1,119
Total assets, at fair value	$59,687	$2,728,419	$618,904	$3,407,010
Liabilities, at fair value
Derivative liabilities:
Foreign exchange contracts	$—	$(71)	$—	$(71)
Other	—	—	(182)	(182)
Total derivative liabilities	—	(71)	(182)	(253)
Loan obligations of CLOs	—	(2,975,484)	—	(2,975,484)
Total liabilities, at fair value	$—	$(2,975,555)	$(182)	$(2,975,737)
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2016:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Investments, at fair value
Fixed income-collateralized loan obligations	$—	$—	$89,111	$—	$89,111
Equity securities	100	—	—	—	100
Partnership interests	—	—	33,410	325,715	359,125
Total investments, at fair value	100	—	122,521	325,715	448,336
Derivative assets, at fair value
Foreign exchange contracts	—	3,171	—	—	3,171
Total derivative assets, at fair value	—	3,171	—	—	3,171
Total assets, at fair value	$100	$3,171	$122,521	$325,715	$451,507
Liabilities, at fair value
Contingent considerations	$—	$—	$(22,156)	$—	$(22,156)
Total liabilities, at fair value	$—	$—	$(22,156)	$—	$(22,156)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Investments, at fair value
Fixed income investments:
Bonds	$—	$104,886	$37,063	$141,949
Loans	—	2,606,423	199,217	2,805,640
Collateralized loan obligations	—	—	5,973	5,973
Total fixed income investments	—	2,711,309	242,253	2,953,562
Equity securities	56,662	17,569	130,690	204,921
Partnership interests	—	—	171,696	171,696
Other	—	24	—	24
Total investments, at fair value	56,662	2,728,902	544,639	3,330,203
Derivative assets, at fair value
Foreign exchange contracts	—	529	—	529
Other	—	—	291	291
Total derivative assets, at fair value	—	529	291	820
Total assets, at fair value	$56,662	$2,729,431	$544,930	$3,331,023
Liabilities, at fair value
Other derivative liabilities	$—	$—	$(2,999)	$(2,999)
Loan obligations of CLOs	—	(3,031,112)	—	(3,031,112)
Total liabilities, at fair value	$—	$(3,031,112)	$(2,999)	$(3,034,111)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$89,111	$33,410	$122,521	$22,156
Purchases(1)	20,442	169	20,611	—
Sales/settlements(2)	(1,917)	—	(1,917)	—
Realized and unrealized appreciation (depreciation), net	617	(169)	448	(20,247)
Balance, end of period	$108,253	$33,410	$141,663	$1,909
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$470	$—	$470	$30

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$130,690	$242,253	$171,696	$(2,708)	$541,931
Transfer in	—	86,197	—	—	86,197
Transfer out	(6,581)	(66,805)	—	—	(73,386)
Purchases(1)	6,692	50,069	23,000	1,690	81,451
Sales(2)	—	(33,297)	—	1,104	(32,193)
Amortized discounts/premiums	—	118	—	310	428
Realized and unrealized appreciation, net	11,557	294	1,994	449	14,294
Balance, end of period	$142,358	$278,829	$196,690	$845	$618,722
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,488)	$(42)	$1,994	$(125)	$(1,661)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$55,752	$51,703	$107,455	$40,831
Purchases(1)	3	6,500	6,503	—
Sales/settlements(2)	(775)	—	(775)	—
Realized and unrealized appreciation (depreciation), net	(862)	—	(862)	228
Balance, end of period	$54,118	$58,203	$112,321	$41,059
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(1,173)	$—	$(1,173)	$228

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Transfer in	15,759	30,711	—	—	46,470
Transfer out	(345)	(74,213)	—	—	(74,558)
Purchases(1)	—	19,469	7,300	—	26,769
Sales(2)	—	(9,443)	(300)	496	(9,247)
Amortized discounts/premiums	—	453	—	284	737
Realized and unrealized appreciation (depreciation), net	(3,418)	(4,258)	9,719	5,400	7,443
Balance, end of period	$141,805	$212,209	$103,621	$(4,127)	$453,508
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,419)	$(6,032)	$9,635	$5,294	$5,478

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the three months ended March 31, 2017 and 2016, there were no transfers between Level I and Level II.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$33,410	Other	N/A	N/A
Collateralized loan obligations	108,253	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$141,663
Liabilities
Contingent consideration liability	$1,909	Discounted cash flow	Discount rate	6.5%
Total	$1,909

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$33,410	Other	N/A	N/A
Collateralized loan obligations	89,111	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$122,521
Liabilities
Contingent consideration liabilities
	$20,278	Other	N/A	N/A
	1,878	Discounted cash flow	Discount rate	6.5%
Total	$22,156

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of March 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$43,062	EV market multiple analysis	EBITDA multiple(2)	2.1x - 7.9x	2.3x
	44,637	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 40.0x 25.0%	35.0x 25.0%
	196,690	Discounted cash flow	Discount rate	16.5%	16.5%
	54,659	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	197,868	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	72,753	Income approach	Yield	2.6% - 14.3%	9.7%
	2,137	Discounted cash flow	Discount rate	15.3%	15.3%
	568	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	4,957	Recent transaction price(1)	N/A	N/A	N/A
	546	Market approach	EBITDA Multiple	4.0x - 7.5x	5.8x
Derivative instruments of Consolidated Funds	1,027	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$618,904
Liabilities
Derivatives instruments of Consolidated Funds	$(182)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(182)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

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
The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$43,011	EV market multiple analysis	EBITDA multiple(2)	2.0x - 11.2x	2.3x
	32,598	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 40.0x 25.0%	35.0x 25.0%
	421	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	171,696	Discounted cash flow	Discount rate	20%	20%
	54,660	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	170,231	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	6,693	EV market multiple analysis	EBITDA multiple(2)	7.1x	7.1x
	5,473	Income approach	Collection rates	1.2x	1.2x
	28,595	Income approach	Yield	6.0% - 13.6%	10.9%
	24,052	Discounted cash flow	Discount rate	7.8% - 15.3%	11.1%
	1,776	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	4,887	Recent transaction price(1)	N/A	N/A	N/A
	546	Market approach	EBITDA Multiple	6.1x	6.1x
Derivative instruments of Consolidated Funds	291	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$544,930
Liabilities
Derivatives instruments of Consolidated Funds	$2,999	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$2,999

(1)
Recent transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company's investments valued using net asset value (“NAV”) per share have terms and conditions that do not allow for redemption without certain events or approvals that are outside the Company's control. A summary of fair value by segment and the remaining unfunded commitment are presented below:

	As of March 31, 2017		As of December 31, 2016
Segment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Credit Group	$53,953	$78,839	$53,131	$30,896
Private Equity Group	179,003	330,569	181,096	96,687
Real Estate Group	73,955	31,100	71,669	35,708
Operations Management Group	18,027	35,136	19,819	34,500
Totals	$324,938	$475,644	$325,715	$197,791

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

6. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against credit and foreign exchange risk. The derivative instruments are not designated as hedging instruments under the accounting standards for derivatives and hedging. The Company recognizes all of its derivative instruments at fair value as either assets or liabilities in the Condensed Consolidated Statements of Financial Condition within other assets or accounts payable, accrued expenses and other liabilities, respectively. These amounts may be offset to the extent that there is a legal right to offset and if elected by management.
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017				As of December 31, 2016
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$53,922	$2,448	$—	$—	$62,830	$3,171	$—	$—
Total derivatives, at fair value(2)	$53,922	$2,448	$—	$—	$62,830	$3,171	$—	$—

	As of March 31, 2017				As of December 31, 2016
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$25,381	$92	$(7,278)	$(71)	$25,304	$529	$—	$—
Other financial instruments	5,767	1,027	(1,272)	(182)	3,575	291	(204)	(2,999)
Total derivatives, at fair value(3)	31,148	1,119	(8,550)	(253)	28,879	820	(204)	(2,999)
Other—equity(4)	253	24	—	—	253	24	—	—
Total	$31,401	$1,143	$(8,550)	$(253)	$29,132	$844	$(204)	$(2,999)

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	There were no rights of offset at March 31, 2017 and December 31, 2016.

(3)
As of March 31, 2017, the Consolidated Funds offset $0.5 million of their derivative assets and liabilities, and had the right to, but elected not to, offset an additional $0.1 million. As of December 31, 2016, the Consolidated Funds offset $1.4 million of their derivative assets and liabilities.

(4)	Includes the fair value of warrants which are presented as equity securities within investments of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

			As of March 31, 2017		As of December 31, 2016
	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	2/24/2022	N/A	$165,000	2.39%	$—	—%
Senior Notes(2)	10/8/2024	$250,000	244,837	4.21%	244,684	4.21%
2015 Term Loan(3)	7/29/2026	$35,250	35,068	2.89%	35,063	2.74%
2016 Term Loan(4)	1/15/2029	$26,376	26,034	2.66%	26,037	2.66%
2017 Term Loan(5)	1/22/2028	$17,600	17,282	2.70%	N/A	N/A
Total debt obligations			$488,221		$305,784

(1)
The AOG entities are borrowers under the Credit Facility, which, as amended in February 2017, provides a $1.04 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2017, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(5)
The 2017 Term Loan was entered into in March 2017 by a subsidiary of the Company that acts as a manager to a CLO. The 2017 Term Loan is secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

On February 24, 2017, the Company amended its Credit Facility to, among other things, increase the size of the Credit Facility from $1.03 billion to $1.04 billion and extend the maturity date from April 2019 to February 2022. Under the terms of the amended Credit Facility, based on the Company's current credit agency ratings, the stated interest rate is LIBOR plus 1.50% with an unused commitment fee of 0.20%.

Debt obligations of the Company and its subsidiaries are reflected at cost, net of debt issuance costs of the Senior Notes and Term Loans, in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2017, the Company and its subsidiaries were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs may be recorded as a reduction of the corresponding debt obligation and are amortized over the term of the obligation. The following table shows the activity of the Company's debt issuance costs:

	Credit Facility(1)	Senior Notes(2)	Term Loans(2)
Unamortized debt issuance costs as of December 31, 2016	$4,800	$1,803	$526
Debt issuance costs incurred	3,353	—	330
Amortization of debt issuance costs	(473)	(58)	(13)
Unamortized debt issuance costs as of March 31, 2017	$7,680	$1,745	$843

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

(1) Unamortized debt issuance costs of the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition.
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
As of March 31, 2017 and December 31, 2016 the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of March 31, 2017			As of December 31, 2016
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$2,797,784	$2,786,644	9.47	$2,839,779	$2,841,440	9.68
Subordinated notes(2)	257,303	188,840	9.63	284,046	189,672	9.97
Total loan obligations of Consolidated CLOs	$3,055,087	$2,975,484		$3,123,825	$3,031,112

(1)
Original borrowings under the senior secured notes totaled $3 billion, with various maturity dates ranging from October 2024 to February 2030. The weighted average interest rate as of March 31, 2017 was 3.58%.

(2)
Original borrowings under the subordinated notes totaled $257.3 million, with various maturity dates ranging from October 2024 to February 2030. They do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2017 and December 31, 2016, the Consolidated Funds were in compliance with all financial and non‑financial covenants under such credit facilities.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of March 31, 2017 and December 31, 2016:

			As of March 31, 2017		As of December 31, 2016
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$12,942	2.38%	$12,942	2.38%
	6/30/2018	42,736	—	N/A	42,128	1.55%	(2)
	3/7/2018	71,500	25,000	2.23%	N/A	N/A
Revolving Term Loan	8/19/2019	26,786	10,714	5.28%	N/A	N/A
Total borrowings			$48,656		$55,070

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR plus an applicable margin.

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2017, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of March 31, 2017 and December 31, 2016, the Company had aggregate unfunded commitments of $527.1 million and $535.3 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $35.1 million and $89.2 million in commitments to funds not managed by the Company as of March 31, 2017 and December 31, 2016, respectively.
 In connection with the acquisition of EIF, contingent consideration was payable to EIF’s former membership interest holders if certain funds and co-investment vehicles met certain revenue and fee paying commitment targets during their commitment periods. The fair value of contingent consideration liabilities are reviewed on a quarterly basis and are subject to change until the liability is settled, with the related impact recorded to the Company's Condensed Consolidated Statements of Operations within other income (expense), net. Since EIF did not meet the revenue and fee paying targets, the liability associated with the EIF contingent consideration, which was $20.3 million as of December 31, 2016, was reversed, resulting in a $20.3 million gain during the three months ended March 31, 2017.
ARCC Fee Waiver
In conjunction with the ARCC-ACAS Transaction, the Company agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017. ARCC Part I fees will only be waived to the extent they are paid. If Part I fees are less than $10 million in any single quarter the shortfall will not carryover to the subsequent quarters.
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
At March 31, 2017 and December 31, 2016, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $419.1 million and $418.3 million, respectively, of which approximately $324.3 million and $323.9 million, respectively, is reimbursable to the Company by certain professionals. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2017 and December 31, 2016, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of either date.
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

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, performance fees, administrative expense reimbursements and service fees. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that performance fees receivable are presented separately within the Condensed Consolidated Statements of Financial Condition.
The Company has investment management agreements with various funds and accounts that it manages. In accordance with these agreements, the Consolidated Funds bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Consolidated Funds. In addition, the Company has agreements to provide administrative services to various entities.
The Company also has entered into agreements with related parties to be reimbursed for its expenses incurred for providing administrative services to such related parties, including ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., European Senior Secured Loan Programme S.à.r.l., ACF FinCo I L.P, CION Ares Diversified Credit Fund, and CION Ares Management, LLC.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of March 31,	As of December 31,
	2017	2016
Due from affiliates:
Management fees receivable from non-consolidated funds	$136,120	$123,781
Payments made on behalf of and amounts due from non-consolidated funds and employees	44,787	39,155
Due from affiliates—Company	$180,907	$162,936
Amounts due from portfolio companies and non-consolidated funds	$2,880	$3,592
Due from affiliates—Consolidated Funds	$2,880	$3,592
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$5,613	$7,914
Management fees received in advance	4,782	1,788
Tax receivable agreement liability	4,748	4,748
Payments made by non-consolidated funds on behalf of and payable by the Company	5,624	3,114
Due to affiliates—Company	$20,767	$17,564

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

10. INCOME TAXES
A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI, as well as corporate subsidiaries of Ares Investments, which are U.S. corporations for tax purposes. AHI is subject to U.S. corporate tax on earnings that flow through from Ares Holdings with respect to both AOG Units and preferred units. The income of these U.S. corporations is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). The Company’s income tax provision includes corporate level income taxes and entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company had an income tax benefit of $34.3 million for the three months ended March 31, 2017 primarily driven by the one-time ARCC-ACAS transaction support payment and an income tax expense of $4.7 million for the three months ended March 31, 2016.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three months ended March 31, 2017 and 2016, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of March 31, 2017, the Company’s U.S. federal income tax returns for the years 2013 through 2017 are open under the normal statute of limitations

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2017. Foreign tax returns are generally subject to audit from 2011 to 2017. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

11. EARNINGS PER COMMON UNIT
Basic earnings per common unit are computed by dividing income available to common unitholders by the weighted‑average number of common units outstanding during the period. Diluted earnings per common unit are computed using the more dilutive method of either the two-class method or the treasury stock method.
For the three months ended March 31, 2017 and 2016, the two-class method was the more dilutive method for the unvested restricted units. No participating securities had rights to undistributed earnings during any period presented.
The computation of diluted earnings per common unit for the three months ended March 31, 2017 and 2016 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2017	2016
Options	21,334,689	23,495,886
Restricted units	15,070,871	6,203,740
AOG units	130,403,174	132,382,815
The following table presents the computation of basic and diluted earnings per common unit:

	For the Three Months Ended March 31,
	2017	2016
Net loss attributable to Ares Management, L.P. common unitholders	$(46,559)	$(3,090)
Earnings distributed to participating securities (restricted units)	(825)	(193)
Preferred stock dividends(1)	—	(4)
Net loss available to common unitholders	$(47,384)	$(3,287)
Basic weighted-average common units	81,106,734	80,683,051
Basic earnings per common unit	$(0.58)	$(0.04)
Net loss attributable to Ares Management, L.P. common unitholders	$(46,559)	$(3,090)
Earnings distributed to participating securities (restricted units)	(825)	(193)
Preferred stock dividends(1)	—	(4)
Net loss available to common unitholders	$(47,384)	$(3,287)
Effect of dilutive units:
Restricted units	—	—
Diluted weighted-average common units	81,106,734	80,683,051
Diluted earnings per common unit	$(0.58)	$(0.04)

(1)	Dividends relate to the preferred shares that were issued by Ares Real Estate Holdings LLC and were redeemed on July 1, 2016.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the Ares Management, L.P. 2014 Equity Incentive Plan (the "Equity Incentive Plan"). Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year.  Accordingly, on January 1, 2017, the total number of units available for issuance under the Equity Incentive Plan increased to 30,397,280 units. During the three months ended March 31, 2017, a total of 6,245,249 options and restricted units, net of forfeitures and vesting, were issued, and as of March 31, 2017, 24,152,031 units remain available for issuance.
Generally, unvested phantom units, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended March 31,
	2017	2016
Restricted units	$11,219	$4,761
Options	3,482	3,913
Phantom units	388	499
Equity-based compensation expense	$15,089	$9,173
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
The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Distribution Equivalent”). For the three months ended March 31, 2017, Distribution Equivalents were made to the holders of restricted units in the aggregate amount of $4.2 million, which are presented as distributions within the Condensed Consolidated Statement of Changes in Equity. If units are forfeited, the cumulative payments are reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units’ activity during the three months ended March 31, 2017:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2017	8,058,372	$16.38
Granted	7,865,027	18.61
Vested	(492,572)	12.86
Forfeited	(359,956)	18.50
Balance - March 31, 2017	15,070,871	$17.88
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $213.4 million as of March 31, 2017 and is expected to be recognized over the remaining weighted average period of 3.76 years.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the three months ended March 31, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2017	22,101,939	$19.00	7.35
Granted	—	—	—
Vested	(313,875)	19.00	0.35
Forfeited	(453,375)	19.00	—
March 31, 2017	21,334,689	$18.99	7.10	$—
Exercisable at March 31, 2017	389,575	$19.00	0.35	$—
As of March 31, 2017, there was $34.7 million of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of 2.08 years.
Phantom Units
A summary of unvested phantom unit activity during the three months ended March 31, 2017 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2017	266,138	$19.00
Vested	—	—
Forfeited	(1,099)	19.00
Balance - March 31, 2017	265,039	$19.00
The fair value of the phantom unit awards is remeasured at each reporting period and was $18.95 per unit as of March 31, 2017. Based on the fair value of the awards at March 31, 2017,  $3.5 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 2.09 years. During the three months ended March 31, 2017, the Company did not pay to settle any vested phantom units.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

13. EQUITY
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
The following table presents each partner's AOG units and corresponding ownership interest in each of the Ares Operating Group entities as of March 31, 2017, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the three months ended March 31, 2017.

	As of March 31, 2017		For the Three Months Ended March 31, 2017
	AOG Units	Direct Ownership Interest	Daily Average Ownership
Ares Management, L.P.	81,318,539	38.43%	38.35%
Ares Owners Holding L.P.	117,777,477	55.66%	55.74%
Affiliate of Alleghany Corporation	12,500,000	5.91%	5.91%
Total	211,596,016	100.00%
Preferred Equity
As of March 31, 2017 and December 31, 2016, the Company had 12,400,000 units of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are payable quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit.

Secondary Offering

Pursuant to a prospectus supplement dated March 2, 2017, AREC Holdings Ltd., a wholly owned subsidiary of Abu Dhabi Investment Authority ("ADIA" or “the selling unitholder”) sold 7,500,000 units of the Company's common units through a public secondary offering. The Company did not receive any of the proceeds from the offering. The transaction closed on March 2, 2017. The Company incurred approximately $0.7 million of fees related to the secondary offering transaction. The fees related to the secondary offering were non-operating expenses and are included in other income (expense), net in the Condensed Consolidated Statements of Operations. The selling unitholder paid the underwriting discounts and commissions and/or similar charges incurred for the sale of the common units.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the quarter ended March 31, 2017, the Company reclassified certain expenses from OMG to its operating segments. Historical results have been modified to conform to the current period presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $65.2 billion of assets under management and 139 funds as of March 31, 2017. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments comprised of diversified portfolios of consumer and commercial assets. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of March 31, 2017, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $24.7 billion of assets under management as of March 31, 2017, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations. As of March 31, 2017 the group managed five corporate private equity commingled funds focused on North America and Europe and two focused on greater China, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and five special situations funds. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $9.9 billion of assets under management across 41 funds as of March 31, 2017. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.
The Company has an Operations Management Group (the “OMG”) that consists of five shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance,

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

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
Distributable earnings (“DE”), a non-GAAP measure, is an operating metric that assesses the Company’s performance without the effects of the Consolidated Funds and the impact of unrealized income and expenses, which generally fluctuate with fair value changes. Among other things, this metric also is used to assist in determining amounts potentially available for distribution. However, the declaration, payment, and determination of the amount of distributions to unitholders, if any, is at the sole discretion of the Company’s Board of Directors, which may change the distribution policy at any time. Distributable earnings is calculated as the sum of fee related earnings, realized performance fees, realized performance fee compensation, realized net investment and other income, and is reduced by expenses arising from transaction costs associated with acquisitions, placement fees and underwriting costs, expenses incurred in connection with corporate reorganization and depreciation. Distributable earnings differs from income before taxes computed in accordance with GAAP as it is typically presented before giving effect to unrealized performance fees, unrealized performance fee compensation, unrealized net investment income, amortization of intangibles and equity compensation expense. DE is presented prior to the effect of income taxes attributable to Ares Holdings, Inc. and to distributions made to the Company’s preferred unitholders, unless otherwise noted.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (Credit Group includes ARCC Part I Fees of $33,257)	$121,347	$39,819	$15,615	$176,781	$—	$176,781
Other fees	4,503	340	(9)	4,834	—	4,834
Compensation and benefits	(51,342)	(13,218)	(9,736)	(74,296)	(26,314)	(100,610)
General, administrative and other expenses	(7,966)	(4,198)	(2,731)	(14,895)	(19,388)	(34,283)
Fee related earnings	66,542	22,743	3,139	92,424	(45,702)	46,722
Performance fees—realized	8,778	—	27	8,805	—	8,805
Performance fees—unrealized	2,936	32,237	14,088	49,261	—	49,261
Performance fee compensation—realized	(5,285)	—	(16)	(5,301)	—	(5,301)
Performance fee compensation—unrealized	(1,458)	(25,505)	(8,438)	(35,401)	—	(35,401)
Net performance fees	4,971	6,732	5,661	17,364	—	17,364
Investment income—realized	318	579	1,783	2,680	1,859	4,539
Investment income (loss)—unrealized	4,589	8,546	(444)	12,691	(1,407)	11,284
Interest and other investment income (expense)	(19)	152	(181)	(48)	874	826
Interest expense	(2,458)	(1,513)	(432)	(4,403)	(476)	(4,879)
Net investment income	2,430	7,764	726	10,920	850	11,770
Performance related earnings	7,401	14,496	6,387	28,284	850	29,134
Economic net income	$73,943	$37,239	$9,526	$120,708	$(44,852)	$75,856
Distributable earnings	$64,272	$21,914	$3,113	$89,299	$(48,390)	$40,909
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2016:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total Stand Alone
Management fees (Credit Group includes ARCC Part I Fees of $28,625)	$107,247	$38,676	$16,745	$162,668	$—	$162,668
Other fees(1)	109	340	258	707	—	707
Compensation and benefits	(43,909)	(14,364)	(11,235)	(69,508)	(26,277)	(95,785)
General, administrative and other expenses	(5,310)	(3,240)	(3,441)	(11,991)	(16,551)	(28,542)
Fee related earnings	58,137	21,412	2,327	81,876	(42,828)	39,048
Performance fees—realized	6,178	—	171	6,349	—	6,349
Performance fees—unrealized	(29,047)	(12,423)	4,122	(37,348)	—	(37,348)
Performance fee compensation—realized	(1,983)	—	—	(1,983)	—	(1,983)
Performance fee compensation—unrealized	16,437	9,109	(2,233)	23,313	—	23,313
Net performance fees	(8,415)	(3,314)	2,060	(9,669)	—	(9,669)
Investment income (loss)—realized	82	(32)	(132)	(82)	(57)	(139)
Investment income (loss)—unrealized	(1,595)	(10,157)	2,799	(8,953)	385	(8,568)
Interest and other investment income (expense)	7,579	(91)	892	8,380	(49)	8,331
Interest expense	(2,448)	(1,405)	(274)	(4,127)	(728)	(4,855)
Net investment income (loss)	3,618	(11,685)	3,285	(4,782)	(449)	(5,231)
Performance related earnings	(4,797)	(14,999)	5,345	(14,451)	(449)	(14,900)
Economic net income	$53,340	$6,413	$7,672	$67,425	$(43,277)	$24,148
Distributable earnings	$66,473	$18,371	$2,678	$87,522	$(46,241)	$41,281

(1)
During 2016, the Company changed its presentation of compensation and benefits expenses and general, administrative and other expenses to reflect these expenses net of the administrative fees earned from certain funds. As a result, for the three months ended March 31, 2016, $5.7 million and $1.1 million of administrative fees have been reclassified from other fees to compensation and benefits expenses and general, administrative and other expenses, respectively.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (expense):

	For the Three Months Ended March 31,
	2017	2016
Segment Revenues
Management fees (includes ARCC Part I Fees of $33,257 and $28,625 for the three months ended March 31, 2017 and 2016, respectively)	$176,781	$162,668
Other fees	4,834	707
Performance fees—realized	8,805	6,349
Performance fees—unrealized	49,261	(37,348)
Total segment revenues	$239,681	$132,376
Segment Expenses
Compensation and benefits	$74,296	$69,508
General, administrative and other expenses	14,895	11,991
Performance fee compensation—realized	5,301	1,983
Performance fee compensation—unrealized	35,401	(23,313)
Total segment expenses	$129,893	$60,169
Other Income (Expense)
Investment income (loss)—realized	$2,680	$(82)
Investment income (loss)—unrealized	12,691	(8,953)
Interest and other investment income (expense)	(48)	8,380
Interest expense	(4,403)	(4,127)
Total other income (expense)	$10,920	$(4,782)

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended March 31,
	2017	2016
Total segment revenue	$239,681	$132,376
Revenue of Consolidated Funds eliminated in consolidation	(7,606)	(2,611)
Administrative fees(1)	9,606	6,822
Performance fees reclass(2)	(24)	(572)
Total consolidated adjustments and reconciling items	1,976	3,639
Total consolidated revenue	$241,657	$136,015

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended March 31,
	2017	2016
Total segment expenses	$129,893	$60,169
Expenses of Consolidated Funds added in consolidation	10,509	5,979
Expenses of Consolidated Funds eliminated in consolidation	(6,598)	(5,752)
Administrative fees(1)	9,606	6,822
OMG expenses	45,702	42,828
Acquisition and merger-related expenses	275,336	268
Equity compensation expense	15,089	9,173
Placement fees and underwriting costs	3,439	930
Amortization of intangibles	5,275	7,263
Depreciation expense	3,216	1,858
Total consolidation adjustments and reconciling items	361,574	69,369
Total consolidated expenses	$491,467	$129,538

(1)
Represents administrative fees that are presented in administrative and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended March 31,
	2017	2016
Total other income (expense)	$10,920	$(4,782)
Other income (expense) from Consolidated Funds added in consolidation, net	38,445	(22,803)
Other income (expense) from Consolidated Funds eliminated in consolidation, net	(10,605)	12,239
OMG other expense	850	(449)
Performance fee reclass(1)	24	572
Changes in fair value of contingent consideration	20,248	(228)
Offering costs	(660)	—
Total consolidation adjustments and reconciling items	48,302	(10,669)
Total consolidated other income (expense)	$59,222	$(15,451)

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI, FRE, PRE and DE:

	For the Three Months Ended March 31,
	2017	2016
Economic net income
Loss before taxes	$(190,588)	$(8,974)
Adjustments:
Amortization of intangibles	5,275	7,263
Depreciation expense	3,216	1,858
Equity compensation expenses	15,089	9,173
Acquisition and merger-related expenses	255,088	496
Placement fees and underwriting costs	3,439	930
OMG expenses, net	44,852	43,277
Offering costs	660	—
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(16,323)	13,402
Total consolidation adjustments and reconciling items	311,296	76,399
Economic net income	120,708	67,425
Total performance fees income - realized	(8,805)	(6,349)
Total performance fees income - unrealized	(49,261)	37,348
Total performance fee compensation - realized	5,301	1,983
Total performance fee compensation - unrealized	35,401	(23,313)
Total investment income	(10,920)	4,782
Fee related earnings	92,424	81,876
Performance fees—realized	8,805	6,349
Performance fee compensation—realized	(5,301)	(1,983)
Investment and other income (expense) realized, net	1,385	4,171
Additional adjustments:
Dividend equivalent(1)	(2,681)	(684)
One-time acquisition costs(1)	(12)	(270)
Income tax expense(1)	(226)	(232)
Non-cash items	(186)	164
Placement fees and underwriting costs(1)	(3,439)	(938)
Depreciation and amortization(1)	(1,470)	(931)
Distributable earnings	$89,299	$87,522
Performance related earnings
Economic net income	$120,708	$67,425
Less: fee related earnings	(92,424)	(81,876)
Performance related earnings	$28,284	$(14,451)

(1)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

15. CONSOLIDATION
Investments in Consolidated Variable Interest Entities
The Company consolidates entities in which the Company has a variable interest and, as the general partner or investment manager, has both the power to direct the most significant activities and a potentially significant economic interest. Investments in the consolidated VIEs are reported at their carrying value, which approximates fair value, and represents the Company’s maximum exposure to loss.
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
The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs (excluding fixed arrangements) are as follows:

	As of March 31,	As of December 31,
	2017	2016
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$281,719	$268,950
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$164,204	$153,746
Assets of consolidated VIEs	$3,812,093	$3,822,010
Liabilities of consolidated VIEs	$3,309,327	$3,360,329

	For the Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$15,855	$(11,979)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

CONSOLIDATING SCHEDULES
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of March 31, 2017 and December 31, 2016 and results from operations for the three months ended March 31, 2017 and 2016.

	As of March 31, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$103,989	$—	$—	$103,989
Investments (includes fair value investments of $467,918)	652,684	—	(164,204)	488,480
Performance fees receivable	816,786	—	(7,778)	809,008
Due from affiliates	186,886	—	(5,979)	180,907
Deferred tax asset, net	43,929	—	—	43,929
Other assets	82,902	—	—	82,902
Intangible assets, net	53,040	—	—	53,040
Goodwill	143,755	—	—	143,755
Assets of Consolidated Funds
Cash and cash equivalents	—	346,312	—	346,312
Investments, at fair value	—	3,405,891	—	3,405,891
Due from affiliates	—	2,880	—	2,880
Dividends and interest receivable	—	7,426	—	7,426
Receivable for securities sold	—	45,936	—	45,936
Other assets	—	3,648	—	3,648
Total assets	$2,083,971	$3,812,093	$(177,961)	$5,718,103
Liabilities
Accounts payable, accrued expenses and other liabilities	$78,788	$—	$—	$78,788
Accrued compensation	56,256	—	—	56,256
Due to affiliates	21,075	—	(308)	20,767
Performance fee compensation payable	631,460	—	—	631,460
Debt obligations	488,221	—	—	488,221
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	29,852	—	29,852
Due to affiliates	—	8,791	(8,791)	—
Payable for securities purchased	—	211,001	—	211,001
CLO loan obligations	—	3,011,027	(35,543)	2,975,484
Fund borrowings	—	48,656	—	48,656
Total liabilities	1,275,800	3,309,327	(44,642)	4,540,485
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding at March 31, 2017)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	502,766	(133,319)	369,447
Non-controlling interest in Ares Operating Group entities	278,936	—	—	278,936
Controlling interest in Ares Management, L.P.:
Partners' Capital (81,307,431 units issued and outstanding)	238,212	—	—	238,212
Accumulated other comprehensive loss, net of tax	(7,738)	—	—	(7,738)
Total controlling interest in Ares Management, L.P.	230,474	—	—	230,474
Total equity	808,171	502,766	(133,319)	1,177,618
Total liabilities, non-controlling interests and equity	$2,083,971	$3,812,093	$(177,961)	$5,718,103

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$342,861	$—	$—	$342,861
Investments (includes fair value investments of $448,336)	622,215	—	(153,744)	468,471
Performance fees receivable	767,429	—	(8,330)	759,099
Due from affiliates	169,252	—	(6,316)	162,936
Deferred tax asset, net	6,731	—	—	6,731
Other assets	65,565	—	—	65,565
Intangible assets, net	58,315	—	—	58,315
Goodwill	143,724	—	—	143,724
Assets of Consolidated Funds
Cash and cash equivalents	—	455,280	—	455,280
Investments, at fair value	—	3,330,203	—	3,330,203
Due from affiliates	—	3,592	—	3,592
Dividends and interest receivable	—	8,479	—	8,479
Receivable for securities sold	—	21,955	—	21,955
Other assets	—	2,501	—	2,501
Total assets	$2,176,092	$3,822,010	$(168,390)	$5,829,712
Liabilities
Accounts payable, accrued expenses and other liabilities	$83,336	$—	$—	$83,336
Accrued compensation	131,736	—	—	131,736
Due to affiliates	17,959	—	(395)	17,564
Performance fee compensation payable	598,050	—	—	598,050
Debt obligations	305,784	—	—	305,784
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	21,056	—	21,056
Due to affiliates	—	10,599	(10,599)	—
Payable for securities purchased	—	208,742	—	208,742
CLO loan obligations	—	3,064,862	(33,750)	3,031,112
Fund borrowings	—	55,070	—	55,070
Total liabilities	1,136,865	3,360,329	(44,744)	4,452,450
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding at December 31, 2016)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	461,681	(123,646)	338,035
Non-controlling interest in Ares Operating Group entities	447,615	—	—	447,615
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,814,732 units issued and outstanding)	301,790	—	—	301,790
Accumulated other comprehensive loss, net of tax	(8,939)	—	—	(8,939)
Total controlling interest in Ares Management, L.P.	292,851	—	—	292,851
Total equity	1,039,227	461,681	(123,646)	1,377,262
Total liabilities, non-controlling interests and equity	$2,176,092	$3,822,010	$(168,390)	$5,829,712

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended March 31, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $33,257)	$176,781	$—	$(4,736)	$172,045
Performance fees	58,042	—	(2,870)	55,172
Administrative and other fees	14,440	—	—	14,440
Total revenues	249,263	—	(7,606)	241,657
Expenses
Compensation and benefits	124,339	—	—	124,339
Performance fee compensation	40,702	—	—	40,702
General, administrative and other expense	47,338	—	—	47,338
Transaction support expense	275,177	—	—	275,177
Expenses of the Consolidated Funds	—	10,509	(6,598)	3,911
Total expenses	487,556	10,509	(6,598)	491,467
Other income (expense)
Net interest and investment expense (includes interest expense of $4,879)	(961)	—	(1,174)	(2,135)
Other income, net	16,496	—	—	16,496
Net realized and unrealized gain (loss) on investments	15,847	—	(13,192)	2,655
Net interest and investment income of the Consolidated Funds (includes interest expense of $31,322)	—	8,006	2,164	10,170
Net realized and unrealized income on investments of the Consolidated Funds	—	30,439	1,597	32,036
Total other income	31,382	38,445	(10,605)	59,222
Income (loss) before taxes	(206,911)	27,936	(11,613)	(190,588)
Income tax expense (benefit)	(34,732)	468	—	(34,264)
Net income (loss)	(172,179)	27,468	(11,613)	(156,324)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	27,468	(11,613)	15,855
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(131,045)	—	—	(131,045)
Net loss attributable to Ares Management, L.P.	(41,134)	—	—	(41,134)
Less: Preferred equity distributions paid	5,425	—	—	5,425
Net loss attributable to Ares Management, L.P. common unitholders	$(46,559)	$—	$—	$(46,559)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended March 31, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $28,625)	$162,668	$—	$(4,235)	$158,433
Performance fees	(31,571)	—	1,624	(29,947)
Administrative and other fees	7,529	—	—	7,529
Total revenues	138,626	—	(2,611)	136,015
Expenses
Compensation and benefits	110,679	—	—	110,679
Performance fee compensation	(21,330)	—	—	(21,330)
General, administrative and other expense	39,962	—	—	39,962
Expenses of the Consolidated Funds	—	5,979	(5,752)	227
Total expenses	129,311	5,979	(5,752)	129,538
Other income (expense)
Net interest and investment expense (includes interest expense of $4,855)	(1,993)	—	(1,366)	(3,359)
Other income, net	5,241	—	—	5,241
Net realized and unrealized gain (loss) on investments	(8,135)	—	13,277	5,142
Net interest and investment income of the Consolidated Funds (includes interest expense of $22,449)	—	5,274	2,058	7,332
Net realized and unrealized loss on investments of the Consolidated Funds	—	(28,077)	(1,730)	(29,807)
Total other expense	(4,887)	(22,803)	12,239	(15,451)
Income (loss) before taxes	4,428	(28,782)	15,380	(8,974)
Income tax expense (benefit)	6,088	(1,423)	—	4,665
Net loss	(1,660)	(27,359)	15,380	(13,639)
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(27,359)	15,380	(11,979)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	10	—	—	10
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	1,420	—	—	1,420
Net loss attributable to Ares Management, L.P.	$(3,090)	$—	$—	$(3,090)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2017 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
In May 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.13 per common unit to common unitholders of record at the close of business on May 22, 2017, with a payment date of June 5, 2017.

In May 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.4375 per preferred equity unit to preferred equity unitholders of record at the close of business on June 15, 2017, with a payment date of June 30, 2017.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Ares Management, L.P. is a Delaware limited partnership formed on November 15, 2013. Unless the context otherwise requires, references to “we,” “us,” “our,” “the Partnership” and “the Company” are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Partnership. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑ investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10‑Q and the audited consolidated financial statements and the related notes included in the 2016 Annual Report on Form 10-K of Ares Management, L.P.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.

Our Business
We are a leading global alternative asset manager that operates through three distinct but complementary investment groups, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2017, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
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
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, as approximately 78% of our assets under management were in funds with a contractual life of three years or more and approximately 51% were in funds with a contractual life of seven years or more. As of March 31, 2017, our funds have a stable base of committed capital enabling us to invest in assets with a long term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.
Credit markets started 2017 on solid footing as a post-election rally drove credit spreads tighter through January and February. Market strength was driven by increased enthusiasm over growth prospects in the U.S., a robust technical environment and relatively low macroeconomic volatility, all of which lifted sentiment and drove investors further down the risk spectrum. Beginning in March, however, leveraged finance assets (high yield in particular) started to experience a modest dislocation due to growing tension between monetary policy and fiscal policy amid a surge in new issuance and renewed volatility in oil prices. Despite the somewhat orderly disruption, overall high yield bonds posted strong returns during the first quarter of 2017 with the BofA Merrill Lynch U.S. High Yield Master II Index (“H0A0”) increasing 2.71%. Meanwhile, leveraged loans continued to benefit from increased demand for floating rate assets with the Credit Suisse Leveraged Loan Index (“CSLLI”) increasing 1.20% during the first quarter of 2017. On the back of improving corporate fundamentals and optimism surrounding policies set forth by the new U.S. administration, equity markets reached record highs during the quarter, outperforming high yield bonds and leveraged loans, with the S&P 500 returning 6.07%.
In Europe, headlines around potential changes to monetary policy and elevated political turmoil remained the focal point during the first quarter of 2017. The European Central Bank (“ECB”) continued to face pressure to begin tapering its quantitative easing initiatives due to improving economic indicators in the region including growth, employment, and inflation. However, the ECB decided to leave interest rates unchanged at their March meeting, citing that the urgency prompted by risks of deflation had subsided. The ECB’s decision also underscores the uncertainty and anxiety that exist surrounding the upcoming elections in France and Germany (countries where populist movements are on the rise), as well as the impact of the U.K. having initiated the formal process of exiting the European Union. Nonetheless, European capital markets were resilient during the quarter as accommodative monetary action by the ECB continued to act as an overriding support mechanism. As a result, in the first quarter of 2017 the Merrill Lynch European High Yield Index increased 1.67% and the Credit Suisse Western European Leveraged Loan Index was up 1.60%.
For our businesses, these markets and economies have created opportunities, particularly for the Credit Group’s direct lending and liquid alternative credit strategies, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables the Credit Group to reduce risk and enhance returns. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Credit Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 77% of the debt assets within our Credit Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury curve.
Notwithstanding the potential opportunities represented by market volatility, future earnings, cash flows and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.
See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A. herein, for a discussion of the risks to which our businesses are subject.
ARCC and American Capital, Ltd. Merger Agreement

On January 3, 2017, ARCC completed its acquisition of American Capital, Ltd. ("ACAS") pursuant to a definitive merger agreement entered into in May 2016 (the "ARCC-ACAS Transaction"). To support the ARCC-ACAS Transaction, we, through our subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided $275.2 million of cash consideration to ACAS shareholders upon the closing of the ARCC-ACAS Transaction in accordance with the terms and conditions of the merger agreement. In addition, we agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017. The Company is still evaluating the tax treatment of the support payment. For tax purposes, we believe that the outcome of our final determination of the tax treatment could range from an immediate tax deduction of $275.2 million in 2017 to amortizing the amount over a prescribed life, typically 15 years. The final determination of the tax treatment will materially affect our current or future periods' net taxable income and the timing of the distributions of the tax benefit to our common unitholders.

Consolidation and Deconsolidation of Ares Funds
Pursuant to GAAP, we consolidate the Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 4.5% of our AUM as of March 31, 2017, 2.7% of our management fees and 4.9% of our performance fees for the three months ended March 31, 2017. As of March 31, 2017, we consolidated seven CLOs and nine private funds, and as of March 31, 2016, we consolidated five CLOs and nine private funds.

The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three months ended March 31, 2017 and 2016. Further, the consolidation of these funds may impact our management fees and performance fees reported under GAAP to the extent these fees are eliminated upon consolidation.  For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no direct net effect on the net income attributable to us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as non‑controlling interests in the Consolidated Funds in our condensed consolidated financial statements.
We generally deconsolidate funds we advise and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2017, there were no entities liquidated or dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
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

The specific components and calculations of these non‑GAAP measures are discussed in greater detail in Note 14, "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. These non‑GAAP financial measures supplement and should be considered in addition to and not in lieu of the results of operations, presented and discussed further under “Results of Operations—Consolidated Results of Operations", which are prepared in accordance with GAAP. For a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
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

For funds that are CLOs, our AUM is equal to subordinated notes (equity) plus all drawn and undrawn debt tranches.
The tables below provide the period-to-period rollforwards of our total AUM by segment for the three months ended March 31, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2016	$60,466	$25,041	$9,752	$95,259
Acquisitions	3,605	—	—	3,605
Net new par/equity commitments	2,271	42	19	2,332
Net new debt commitments	469	—	273	742
Distributions	(2,209)	(644)	(208)	(3,061)
Change in fund value	629	214	105	948
Balance at 3/31/2017	$65,231	$24,653	$9,941	$99,825
Average AUM(1)	$62,850	$24,848	$9,847	$97,545

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2015	$60,386	$22,978	$10,268	$93,632
Net new par/equity commitments	485	2,119	114	2,718
Net new debt commitments	300	—	—	300
Distributions	(3,579)	(40)	(306)	(3,925)
Change in fund value	671	4	107	782
Balance at 3/31/2016	$58,263	$25,061	$10,183	$93,507
Average AUM(1)	$59,326	$24,020	$10,227	$93,573

(1) Represents the quarterly average of beginning and ending balances.
Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.
The table below presents our Incentive Generating AUM and Incentive Eligible AUM by segment as of March 31, 2017 and 2016 (in millions):

	As of March 31, 2017		As of March 31, 2016
	Incentive Generating AUM	Incentive Eligible AUM	Incentive Generating AUM	Incentive Eligible AUM
Credit Group	$7,823	$29,637	$4,063	$21,738
Private Equity Group	8,901	19,652	4,360	19,294
Real Estate Group	3,483	6,610	2,169	6,846
Total	$20,207	$55,899	$10,592	$47,878
As of March 31, 2017 and 2016, our uninvested AUM, which we refer to as dry powder, was $24.2 billion and $23.0 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.
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

The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the three months ended March 31, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2016	$42,709	$11,314	$6,540	$60,563
Acquisitions	2,789	—	—	2,789
Commitments	531	7,641	—	8,172
Subscriptions/deployment/increase in leverage	1,016	380	55	1,451
Redemptions/distributions/decrease in leverage	(1,819)	(347)	(175)	(2,341)
Change in fund value	470	(279)	(15)	176
Change in fee basis	—	(1,527)	(48)	(1,575)
FPAUM Balance at 3/31/2017	$45,696	$17,182	$6,357	$69,235
Average FPAUM(1)	$44,204	$14,249	$6,450	$64,903

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2015	$39,925	$12,462	$6,757	$59,144
Commitments	210	—	114	324
Subscriptions/deployment/increase in leverage	844	(6)	34	872
Redemptions/distributions/decrease in leverage	(1,680)	(59)	(159)	(1,898)
Change in fund value	365	(109)	38	294
Change in fee basis	(60)	(278)	(108)	(446)
FPAUM Balance at 3/31/2016	$39,604	$12,010	$6,676	$58,290
Average FPAUM(1)	$39,765	$12,237	$6,718	$58,720

(1) Represents the quarterly average of beginning and ending balances.
Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.
The table below breaks out total FPAUM by its fee basis as of March 31, 2017 and 2016:

	As of March 31,
	2017	2016
	(Dollars in millions)
Fee paying AUM based on capital commitments	$11,437	$9,607
Fee paying AUM based on invested capital	18,676	13,497
Fee paying AUM based on market value/other	26,654	21,916
Fee paying AUM based on collateral balances, at par	12,468	13,270
Total fee paying AUM	$69,235	$58,290

The reconciliation of our total AUM to our total FPAUM as of March 31, 2017 and 2016 is presented below:

	As of March 31,
	2017	2016
	(Dollars in millions)
AUM	$99,825	$93,507
Non fee paying debt	(4,407)	(3,987)
General partner and affiliates	(1,758)	(1,578)
Undeployed	(12,279)	(8,789)
Market value/other	(4,235)	(2,820)
Fees not activated	(614)	(7,565)
Fees deactivated	(956)	(1,197)
Non fee generating AUM	(6,341)	(9,281)
Fee paying AUM	$69,235	$58,290
Fund Performance Metrics
Fund performance information for our investment funds that are considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the three months ended March 31, 2017 or comprised at least 1% of the Company’s total FPAUM as of March 31, 2017, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Results of Operations
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three months ended March 31, 2017 and 2016. We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $33,257 and $28,625 for the three months ended March 31, 2017 and 2016, respectively)	$172,045	$158,433	$13,612	9%
Performance fees	55,172	(29,947)	85,119	NM
Administrative and other fees	14,440	7,529	6,911	92%
Total revenues	241,657	136,015	105,642	78%
Expenses
Compensation and benefits	124,339	110,679	(13,660)	(12)%
Performance fee compensation	40,702	(21,330)	(62,032)	NM
General, administrative and other expenses	47,338	39,962	(7,376)	(18)%
Transaction support expense	275,177	—	(275,177)	NM
Expenses of the Consolidated Funds	3,911	227	(3,684)	NM
Total expenses	491,467	129,538	(361,929)	(279)%
Other income (expense)
Net interest and investment expense (includes interest expense of $4,879 and $4,855 for the three months ended March 31, 2017 and 2016, respectively)	(2,135)	(3,359)	1,224	36%
Other income, net	16,496	5,241	11,255	215%
Net realized and unrealized gain on investments	2,655	5,142	(2,487)	(48)%
Net interest and investment income of the Consolidated Funds (includes interest expense of $31,322 and $22,449 for the three months ended March 31, 2017 and 2016, respectively)	10,170	7,332	2,838	39%
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	32,036	(29,807)	61,843	NM
Total other income (expense)	59,222	(15,451)	74,673	NM
Loss before taxes	(190,588)	(8,974)	(181,614)	NM
Income tax expense (benefit)	(34,264)	4,665	38,929	NM
Net loss	(156,324)	(13,639)	(142,685)	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	15,855	(11,979)	27,834	NM
Less: Net income attributable to redeemable interests in Ares Operating Group entities	—	10	(10)	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(131,045)	1,420	(132,465)	NM
Net loss attributable to Ares Management, L.P.	(41,134)	(3,090)	(38,044)	NM
Less: Preferred equity distributions paid	5,425	—	(5,425)	NM
Net loss attributable to Ares Management, L.P. common unitholders	$(46,559)	$(3,090)	(43,469)	NM

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our consolidated results of operations for the three months ended March 31, 2017 compared to 2016. Additional details behind the fluctuations attributable to a particular segment are included in "—Results of Operations by Segment" for each of the segments.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues
Management Fees.  Total management fees increased by $13.6 million, or 9%, to $172.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase is primarily due to the launch of Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) within our Private Equity Group, as well as an increase in ARCC's fee paying assets attributable to ARCC's acquisition of ACAS in January 2017 within our Credit Group. Partially offsetting these increases were decreases in management fees generated by certain U.S. power and energy infrastructure funds and special situations funds within our Private Equity Group as a result of portfolio realizations, which reduced the fee base of these funds.
Performance Fees.  Performance fees increased by $85.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. In the prior year period, we had a net fee reversal of $29.9 million for the three months ended March 31, 2016 compared to $55.2 million of performance fees generated in the three months ended March 31, 2017. Including the impact of its Consolidated Funds, the Private Equity Group had an increase in performance fees of $40.5 million compared to the prior year period due to the appreciation of certain investments. In addition, the Credit Group and Real Estate Group, including the impact of their Consolidated Funds, experienced increases in performance fees of $34.2 million and $10.4 million, respectively, over the prior year period.
Administrative and Other Fees.  Administrative fees and other fees increased by $6.9 million, or 92%, to $14.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016,  primarily due to an increase in fees associated with certain funds within the Credit Group, from which we earned transaction fees of $3.9 million for the three months ended March 31, 2017. We began to recognize fees based on transactions at the fund level in the fourth quarter of 2016, which we expect to continue in future periods. In addition, administrative fees included $3.4 million of compensation and benefits expense reimbursements, of which $2.9 million is related to temporary employees that are assisting with the integration of ACAS into ARCC.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $13.7 million, or 12%, to $124.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. In the current year, we incurred an additional $5.5 million of compensation and benefits expenses attributable to employees hired in connection with ARCC's acquisition of ACAS, of which $3.1 million relates to temporary employees assisting with the integration. In addition, equity compensation increased $5.9 million for the three months ended March 31, 2017 compared to the prior year period due to additional restricted stock units granted during the quarter.
Performance Fee Compensation.  Performance fee compensation increased by $62.0 million to $40.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The change in performance fee compensation expense directly correlates with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $7.4 million, or 18%, to $47.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in the current year period is attributable to a $2.5 million increase in placement fees, primarily related to two funds within our Credit Group, as well as a $2.5 million one-time non-income tax paid during the three months ended March 31, 2017. In addition, fixed asset depreciation increased $1.4 million as assets increased to support our expanding workforce.
Transaction Support Expense. Transaction support expense represents a one–time payment of $275.2 million that we made, through our subsidiary Ares Capital Management LLC, to ACAS shareholders during the first quarter of 2017 upon the closing of ARCC’s acquisition of ACAS. In connection with this acquisition, our AUM increased by $3.6 billion and FPAUM increased by $2.8 billion at closing. We expect to earn a 1.5% annual base management fee on ARCC's larger FPAUM post closing. (see “ARCC and American Capital, Ltd. Merger Agreement”). No similar expenses were incurred in prior periods.

Expenses of the Consolidated Funds. Expenses of the Consolidated Funds increased by $3.7 million to $3.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to professional fee expenses in several Credit Group funds and startup costs for a new fund that was consolidated in late 2016.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net Interest and Investment Expense. Net interest and investment expense of the Company decreased by $1.2 million to $2.1 million for the three months ended March 31, 2017. An increase in dividend income of $1.1 million was the primary driver to the favorable change compared to the prior year period.
Other Income (Expense), Net. Other income of the Company increased by $11.3 million from $5.2 million for the three months ended March 31, 2016 to $16.5 million for the three months ended March 31, 2017. The increase in the current year was primarily a result of the reversal of the EIF contingent consideration of $20.3 million that was reflected as a gain in the current year period. This gain was offset by $3.1 million of transaction losses from the revaluation of certain assets and liabilities denominated in foreign currencies and by $0.7 million in offering costs related to our secondary offering. In comparison, for the three months ended March 31, 2016, transaction gains of $5.5 million were offset by a net loss of $0.2 million due to the revaluation of the EIF contingent consideration.
Net Realized and Unrealized Gain on Investments. Net gain on investments of the Company decreased by $2.5 million to $2.7 million for the three months ended March 31, 2017 compared to $5.1 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in net investment gains in certain U.S. corporate private equity funds, Real Estate Group funds and U.S. and E.U. direct lending funds, which accounted for $10.4 million of net investment gains for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2017.  The decrease was offset by an increase in net investment gains (losses) of $3.1 million and $2.0 million on our syndicated loan funds and special situation funds, respectively, that experienced greater market appreciation during the three months ended March 31, 2017 compared to the same period in 2016.
Net Interest and Investment Income (Expense) of the Consolidated Funds. Net interest and investment income of the Consolidated Funds increased by $2.8 million, or 39%, to $10.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase is primarily driven by the valuation of the underlying investments of the Consolidated Funds within our Private Equity Group and Credit Group.
Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds. Net gain (loss) on investments of the Consolidated Funds increased $61.8 million from a net investment loss of $29.8 million for the three months ended March 31, 2016 to a net investment gain of $32.0 million for the three months ended March 31, 2017. The increase is primarily driven by the valuation of the underlying investments of the Consolidated Funds within our Private Equity Group and Credit Group.
Income Tax Expense (Benefit).  Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income and performance fees are generally not subject to income tax.
Income tax benefit was $34.3 million for the three months ended March 31, 2017 compared to $4.7 million of income tax expense for the three months ended March 31, 2016. The tax benefit was largely driven by the pre-tax losses recognized in the current period resulting from the transaction support payment made in connection with ARCC's acquisition of ACAS.
Non-Controlling and Redeemable Interests.  Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. The former owners of Indicus Advisors, LLP (“Indicus”), a company we acquired in 2011, exercised the put option on their redeemable interest during the third quarter of 2016, at which time the redeemable interest in Ares Operating Group entities ceased to exist.
Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities decreased $132.5 million, from net income of $1.4 million for the three months ended March 31, 2016 to a net loss of $131.0 million for the three months ended March 31, 2017. The weighted average daily ownership for non-controlling and redeemable AOG unitholders was 61.7% for the three months ended March 31, 2017 compared to 62.1% for the three months ended March 31, 2016.

Segment Analysis
For segment reporting purposes, revenues and expenses are presented on a basis that excludes the results of our Consolidated Funds. As a result, segment revenues from management fees, performance fees and investment income are different than those presented on a consolidated basis in accordance with GAAP because revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds.
Discussed below are our results of operations for each of our three reportable segments. In addition to the three segments, we separately discuss the OMG. This information is used by our management to make operating decisions, assess performance and allocate resources.
ENI and Other Measures
The following table sets forth FRE, PRE, ENI and DE on a segment basis and stand-alone basis for the three months ended March 31, 2017 and 2016. FRE, PRE, ENI and DE are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For a detailed reconciliation of these non-GAAP measures to our most comparable Consolidated GAAP financial measure, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$66,542	$58,137	$8,405	14%
Private Equity Group	22,743	21,412	1,331	6%
Real Estate Group	3,139	2,327	812	35%
Segment fee related earnings	92,424	81,876	10,548	13%
Operations Management Group	(45,702)	(42,828)	(2,874)	(7)%
Stand alone fee related earnings	$46,722	$39,048	7,674	20%
Performance related earnings:
Credit Group	$7,401	$(4,797)	12,198	NM
Private Equity Group	14,496	(14,999)	29,495	NM
Real Estate Group	6,387	5,345	1,042	19%
Segment performance related earnings	28,284	(14,451)	42,735	NM
Operations Management Group	850	(449)	1,299	NM
Stand alone performance related earnings	$29,134	$(14,900)	44,034	NM
Economic net income:
Credit Group	$73,943	$53,340	20,603	39%
Private Equity Group	37,239	6,413	30,826	NM
Real Estate Group	9,526	7,672	1,854	24%
Segment economic net income	120,708	67,425	53,283	79%
Operations Management Group	(44,852)	(43,277)	(1,575)	(4)%
Stand alone economic net income	$75,856	$24,148	51,708	214%
Distributable earnings:
Credit Group	$64,272	$66,473	(2,201)	(3)%
Private Equity Group	21,914	18,371	3,543	19%
Real Estate Group	3,113	2,678	435	16%
Segment distributable earnings	89,299	87,522	1,777	2%
Operations Management Group	(48,390)	(46,241)	(2,149)	(5)%
Stand alone distributable earnings	$40,909	$41,281	(372)	(1)%

NM - Not Meaningful

Results of Operations by Segment
Credit Group
The following table sets forth certain statement of operations data and certain other data of our Credit Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $33,257 and $28,625 for the three months ended March 31, 2017 and 2016, respectively)	$121,347	$107,247	$14,100	13%
Other fees	4,503	109	4,394	NM
Compensation and benefits	(51,342)	(43,909)	(7,433)	(17)%
General, administrative and other expenses	(7,966)	(5,310)	(2,656)	(50)%
Fee Related Earnings	66,542	58,137	8,405	14%
Performance fees-realized	8,778	6,178	2,600	42%
Performance fees-unrealized	2,936	(29,047)	31,983	NM
Performance fee compensation-realized	(5,285)	(1,983)	(3,302)	(167)%
Performance fee compensation-unrealized	(1,458)	16,437	(17,895)	NM
Net performance fees	4,971	(8,415)	13,386	NM
Investment income-realized	318	82	236	288%
Investment income (loss)-unrealized	4,589	(1,595)	6,184	NM
Interest and other investment income (expense)	(19)	7,579	(7,598)	NM
Interest expense	(2,458)	(2,448)	(10)	<(1)%
Net investment income	2,430	3,618	(1,188)	(33)%
Performance related earnings	7,401	(4,797)	12,198	NM
Economic net income	$73,943	$53,340	20,603	39%
Distributable earnings	$64,272	$66,473	(2,201)	(3)%

NM - Not meaningful

Accrued performance fees for the Credit Group are comprised of the following:

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)
CLOs	$9,413	$8,182
CSF	21,121	26,416
ACE II	19,807	16,427
ACE III	16,819	11,541
Other credit funds	40,642	42,386
Total Credit Group	$107,802	$104,952
Net performance fee revenues for the Credit Group are comprised of the following:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
CLOs	$203	$1,195	$1,398	$2,896	$(1,378)	$1,518
CSF	—	(5,295)	(5,295)	—	(29,526)	(29,526)
ACE II	—	3,210	3,210	—	2,690	2,690
ACE III	—	5,192	5,192	—	3,083	3,083
Other credit funds	8,575	(1,366)	7,209	3,282	(3,916)	(634)
Total Credit Group	$8,778	$2,936	$11,714	$6,178	$(29,047)	$(22,869)
The following tables present the components of the change in performance fees - unrealized for the Credit Group:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$(203)	$1,841	$(443)	$1,195	$(2,896)	$1,751	$(233)	$(1,378)
CSF	—	—	(5,295)	(5,295)	—	—	(29,526)	(29,526)
ACE II	—	3,210	—	3,210	—	2,690	—	2,690
ACE III	—	5,192	—	5,192	—	3,083	—	3,083
Other credit funds	(8,575)	7,626	(417)	(1,366)	(3,282)	3,944	(4,578)	(3,916)
Total Credit Group	$(8,778)	$17,869	$(6,155)	$2,936	$(6,178)	$11,468	$(34,337)	$(29,047)

Credit Group—Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Fee Related Earnings:
Fee related earnings increased $8.4 million, or 14%, to $66.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees increased by $14.1 million, or 13%, to $121.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. ARCC's acquisition of ACAS increased FPAUM by approximately $2.8 billion, which drove an increase of $4.0 million in management fees generated by ARCC in the current quarter. The full impact of the additional fee paying assets will be realized beginning next quarter, as both the beginning and ending asset base will include the acquired FPAUM. Conversely, as part of the ARCC-ACAS Transaction, we have agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017. ARCC Part I fees also increased $4.6 million as ARCC's pre–Part I and II fee net investment income increased period over period. Also contributing to the increase, Ares Capital Europe III, L.P. (“ACE III”) generated an additional $2.1 million in management fees as more capital was deployed in the current period.
The effective management fee rate increased 0.01% from 1.08% for the three months ended March 31, 2016 to 1.09% for the three months ended March 31, 2017. ARCC Part I Fees contributed 0.30% and 0.29% towards the total effective management fee rate of the Credit Group for the three months ended March 31, 2017 and 2016, respectively.
Other Fees. Other fees increased by $4.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, resulting from the introduction of a fee based on transactions at the fund level for certain funds.
Compensation and Benefits.  Compensation and benefits expenses increased by $7.4 million, or 17%, to $51.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Compensation and benefits expenses increased during the three months ended March 31, 2017 due to an increase in headcount, including headcount related to the ARCC-ACAS Transaction, which resulted in $2.0 million of additional expense, as well as merit increases that were effective January 1. ARCC Part I compensation increased $3.0 million compared to the prior year period. Compensation and benefits expenses represented 42.3% of management fees for the three months ended March 31, 2017 compared to 40.9% for the three months ended March 31, 2016.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $2.7 million, or 50%, to $8.0 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase is partially due to an increase in professional fees incurred in the current year, primarily related to the launch of a new CLO. Additionally, the prior year period included $0.8 million of one-time expense offsets that did not recur in the current period.
Performance Related Earnings:
Performance related earnings increased $12.2 million to $7.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees increased by $13.4 million from a net fee reversal of $8.4 million for the three months ended March 31, 2016 to net performance fees of $5.0 million for the three months ended March 31, 2017. The increase in net performance fees for the three months ended March 31, 2017 was primarily driven by market appreciation in our credit opportunities strategy and in our U.S. and European direct lending strategies as a result of strengthening credit markets.
Net Investment Income (Loss).  Net investment income decreased by $1.2 million to $2.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, $2.5 million of transaction losses from the revaluation of certain assets and liabilities denominated in foreign currencies is included in interest and other investment income. The transaction losses were offset by unrealized gains of $3.1 million and $1.3 million in our syndicated loan funds and U.S. and E.U. direct lending funds, respectively, resulting from improved underlying asset valuations.

In comparison, for the three months ended March 31, 2016, transaction gains of $4.9 million and unrealized gains of $2.2 million in our U.S. and E.U. direct lending funds were offset by unrealized losses of $3.7 million in our syndicated loan funds.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased $20.6 million, or 39%, to $73.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the fluctuations described above.
Distributable Earnings:
DE decreased $2.2 million, or 3%, to $64.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. DE was negatively impacted by decreases of $4.9 million and $0.7 million in net realized investment and other income and net realized performance fees, respectively. An increase in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs of $5.0 million also contributed to the decrease of DE. Partially offsetting these decreases, FRE increased by $8.4 million compared to the prior year period.
Credit Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the three months ended March 31, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2016	$17,260	$4,978	$3,304	$4,254	$21,110	$9,560	$60,466
Acquisitions	—	—	—	—	3,605	—	3,605
Net new par/ equity commitments	54	57	7	—	1,939	214	2,271
Net new debt commitments	409	—	—	—	60	—	469
Distributions	(1,016)	(425)	(14)	(114)	(465)	(175)	(2,209)
Change in fund value	54	83	69	120	44	259	629
Balance at 3/31/2017	$16,761	$4,693	$3,366	$4,260	$26,293	$9,858	$65,231
Average AUM(2)	$17,011	$4,836	$3,335	$4,257	$23,702	$9,709	$62,850

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending(1)	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$17,617	$3,303	$3,715	$3,103	$23,592	$9,056	$60,386
Net new par/ equity commitments	59	91	(49)	222	(1)	163	485
Net new debt commitments	—	—	—	—	300	—	300
Distributions	(809)	(57)	(605)	(4)	(1,748)	(356)	(3,579)
Change in fund value	163	105	6	(46)	109	334	671
Balance at 3/31/2016	$17,030	$3,442	$3,067	$3,275	$22,252	$9,197	$58,263
Average AUM(2)	$17,324	$3,373	$3,391	$3,189	$22,922	$9,127	$59,326

(1) Distributions of $1.7 billion in 2016 include $1.0 billion reduction in leverage related to the paydown associated with the Senior Secured Loan Program (the "SSLP").
(2) Represents the quarterly average of beginning and ending balances.

Credit Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group three months ended March 31, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2016	$15,998	$4,978	$2,705	$3,128	$11,292	$4,608	$42,709
Acquisitions	—	—	—	—	2,789	—	2,789
Commitments	454	47	3	—	27	—	531
Subscriptions/deployment/increase in leverage	—	10	24	35	374	573	1,016
Redemptions/distributions/decrease in leverage	(926)	(425)	(14)	(91)	(312)	(51)	(1,819)
Change in fund value	38	83	66	104	103	76	470
FPAUM Balance at 3/31/2017	$15,564	$4,693	$2,784	$3,176	$14,273	$5,206	$45,696
Average FPAUM(1)	$15,781	$4,836	$2,745	$3,152	$12,783	$4,907	$44,204

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2015	$17,180	$3,303	$2,606	$2,558	$10,187	$4,091	$39,925
Commitments	59	91	60	—	—	—	210
Subscriptions/deployment/increase in leverage	—	—	—	7	271	566	844
Redemptions/distributions/decrease in leverage	(815)	(58)	(199)	(3)	(277)	(328)	(1,680)
Change in fund value	84	104	7	(32)	192	10	365
Change in fee basis	—	—	(60)	—	—	—	(60)
FPAUM Balance at 3/31/2016	$16,508	$3,440	$2,414	$2,530	$10,373	$4,339	$39,604
Average FPAUM(1)	$16,844	$3,372	$2,510	$2,544	$10,280	$4,215	$39,765

(1) Represents the quarterly average of beginning and ending balances.
The table below breaks out fee paying AUM for the Credit Group by its fee basis for each period:

	As of March 31,
	2017	2016
	(Dollars in millions)
Fee paying AUM based on capital commitments	$240	$183
Fee paying AUM based on invested capital	6,745	4,633
Fee paying AUM based on market value/other	26,243	21,518
Fee paying AUM based on collateral balances, at par	12,468	13,270
Total fee paying AUM	$45,696	$39,604
Credit Group fee paying AUM may vary from AUM for variety of reasons. The reconciliation of AUM to fee paying AUM for the Credit Group is presented below for each period.

	As of March 31,
	2017	2016
	(Dollars in millions)
AUM	$65,231	$58,263
Non fee paying debt	(2,784)	(2,705)
General partner and affiliates	(497)	(252)
Undeployed	(8,964)	(6,372)
Market value/other	(319)	(32)
Fees not activated	(614)	—
Fees deactivated	(16)	(17)
Non fee generating AUM	(6,341)	(9,281)
Fee paying AUM	$45,696	$39,604

Credit Group—Fund Performance Metrics as of March 31, 2017
The Credit Group managed 139 funds as of March 31, 2017 across the liquid and illiquid credit strategies. ARCC contributed approximately 60% of the Credit Group’s total management fees for the three months ended March 31, 2017. In addition to ARCC, we have eight significant funds which contributed approximately 9% of the Credit Group’s management fees for the three months ended March 31, 2017. Our significant funds include Ares Credit Strategies Fund I (“CSF”), a managed account with a flexible and opportunistic mandate to invest in corporate credit funds; Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund focused on direct lending to European middle market companies; ACE III, a 2015 vintage commingled fund focused on direct lending to European middle market companies; Ares ELIS XI, Ltd. ("ELIS XI"), a 2013 vintage separately managed account focused on syndicated loans in the United States; two sub-advised funds; and two separately managed accounts over which we exercise sole investment discretion. We do not present fund performance metrics for significant funds with less than two years of historical information.
The following table presents the performance data for our significant funds in the Credit Group that are not drawdown funds:

		As of March 31, 2017
			Returns(%)(1)
	Year of	AUM	Current Quarter		Since Inception(2)		Primary Investment Strategy
Fund	Inception	(in millions)	Gross	Net	Gross	Net
ARCC(3)	2004	$13,913	N/A	2.6	N/A	11.8	U.S. Direct Lending
Sub-advised Client A(4)	2007	$705	1.9	1.8	7.9	7.6	High Yield
Sub-advised Client B(4)	2009	$670	0.9	0.8	6.5	6.0	Syndicated Loans
ELIS XI(4)	2013	$654	1.1	1.0	3.3	2.8	Syndicated Loans
Separately Managed Account Client A(4)	2015	$1,102	4.7	4.6	6.6	6.4	Structured Credit
Separately Managed Account Client B	2016	$791	N/A	N/A	N/A	N/A	High Yield

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

(4)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.
The following table presents the performance data of our significant drawdown funds:

			As of December 31, 2016 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(2)	Unrealized Value(3)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(4)	Net(5)	Gross(6)	Net(7)
CSF(1)	2008	$237	$1,500	$1,500	$2,288	$216	$2,504	1.9x	1.7x	12.9	10.0	Credit Opportunities
ACE II(8)	2013	$1,467	$1,216	$942	$270	$889	$1,159	1.3x	1.2x	10.1	7.3	E.U. Direct Lending
ACE III(9)	2015	$3,987	$2,822	$1,132	$31	$1,197	$1,228	1.1x	1.1x	N/A	N/A	E.U. Direct Lending

(1)	The AUM for CSF, a fund of funds, includes AUM that has been committed to other Ares funds.

(2)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(3)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

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

(8)
ACE II is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and gross and net MoIC presented in the chart are for the U.S. dollar denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the Euro denominated feeder fund are 13.1% and 9.8%, respectively. The gross and net MoIC for the Euro denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs and the net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. dollar denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

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

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees	$39,819	$38,676	$1,143	3%
Other fees	340	340	—	—%
Compensation and benefits	(13,218)	(14,364)	1,146	8%
General, administrative and other expenses	(4,198)	(3,240)	(958)	(30)%
Fee Related Earnings	22,743	21,412	1,331	6%
Performance fees-realized	—	—	—	NM
Performance fees-unrealized	32,237	(12,423)	44,660	NM
Performance fee compensation-realized	—	—	—	NM
Performance fee compensation-unrealized	(25,505)	9,109	(34,614)	NM
Net performance fees	6,732	(3,314)	10,046	NM
Investment income (loss)-realized	579	(32)	611	NM
Investment income (loss)-unrealized	8,546	(10,157)	18,703	NM
Interest and other investment income (loss)	152	(91)	243	NM
Interest expense	(1,513)	(1,405)	(108)	(8)%
Net investment income (loss)	7,764	(11,685)	19,449	NM
Performance related earnings	14,496	(14,999)	29,495	NM
Economic net income	$37,239	$6,413	30,826	NM
Distributable earnings	$21,914	$18,371	3,543	19%

NM - Not meaningful

Accrued performance fees for the Private Equity Group are comprised of the following:

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)
ACOF III	$320,191	$342,958
ACOF IV	289,030	234,207
ACOF V	5,719	—
Other funds	41,146	46,684
Total Private Equity Group	$656,086	$623,849

Net performance fee revenues for the Private Equity Group are comprised of the following:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
ACOF III	$—	$(22,767)	$(22,767)	$—	$49,981	$49,981
ACOF IV	—	54,823	54,823	—	(58,608)	(58,608)
ACOF V	—	5,719	5,719	—	—	—
Other funds	—	(5,538)	(5,538)	—	(3,796)	(3,796)
Total Private Equity Group	$—	$32,237	$32,237	$—	$(12,423)	$(12,423)

The following tables present the components of the change in performance fees - unrealized for the Private Equity Group:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF III	$—	$—	$(22,767)	$(22,767)	$—	$49,981	$—	$49,981
ACOF IV	—	54,823	—	54,823	—	—	(58,608)	(58,608)
ACOF V	—	5,719	—	5,719	—	—	—	—
Other funds	—	1,047	(6,585)	(5,538)	—	1,004	(4,800)	(3,796)
Total Private Equity Group	$—	$61,589	$(29,352)	$32,237	$—	$50,985	$(63,408)	$(12,423)

Private Equity Group—Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Fee Related Earnings:
Fee related earnings increased $1.3 million, or 6%, to $22.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $1.1 million, or 3%, to $39.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to ACOF V, which began generating fees in March 2017 totaling $8.8 million for the current year period. Partially offsetting this increase, management fees generated by Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) decreased by $3.6 million due to a reduced fee rate and change in fee base in connection with the launch of ACOF V. Additionally, management fees attributable to certain U.S. power and energy infrastructure funds and our special situations funds decreased $3.4 million as a result of portfolio realizations which reduced the fee bases of the funds.
The effective management fee rate increased by 0.03% from 1.29% for the three months ended March 31, 2016, to 1.32% for the three months ended March 31, 2017 resulting from ACOF V management fees initiating during the quarter.
Compensation and Benefits.  Compensation and benefits expenses decreased by $1.1 million, or 8%, to $13.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is due to a decrease in incentive based compensation compared to the prior year period, which was mostly offset by increases in salary and benefits expense as a result of additional headcount and merit based increases. Compensation and benefits expenses represented 33.2% of management fees for the three months ended March 31, 2017 compared to 37.1% for three months ended March 31, 2016.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.0 million, or 30%, to $4.2 million for the three months ended March 31, 2017 compared to the prior year period. The increase in the current year period is due to expenses incurred to support increased staffing requirements related to ACOF V capital deployment.
Performance Related Earnings:
Performance related earnings increased $29.5 million to $14.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Performance related earnings were impacted by fluctuations of the following components:
 Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees increased by $10.0 million from a net fee reversal of $3.3 million for the three months ended March 31, 2016 compared to net performance fees of $6.7 million for the three months ended March 31, 2017. The increase in net performance fees for the three months ended March 31, 2017 was primarily driven by increases in the valuation of certain underlying portfolio companies within ACOF IV and ACOF V.
Net Investment Income (Loss).  Net investment income (loss) increased by $19.4 million from a net investment loss of $11.7 million for the three months ended March 31, 2016 to net investment income of $7.8 million for the three months ended March 31, 2017. The increase is primarily driven by unrealized market appreciation on certain investments in our Asian corporate private equity fund resulting in unrealized gains of $8.1 million for the three months ended March 31, 2017 compared to unrealized losses of $13.5 million on the same fund for the three months ended March 31, 2016.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased $30.8 million to $37.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the fluctuations described above.

Distributable Earnings:
DE increased $3.5 million, or 19%, to $21.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. DE was positively impacted by a $1.3 million increase in FRE and an increase in net realized investment and other income of $1.1 million. Decrease in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs of $1.1 million also contributed to the increase of DE.

Private Equity Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the three months ended March 31, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2016	$18,162	$5,143	$1,736	$25,041
Net new equity commitments	26	16	—	42
Distributions	(18)	(578)	(48)	(644)
Change in fund value	214	(7)	7	214
Balance at 3/31/2017	$18,384	$4,574	$1,695	$24,653
Average AUM(2)	$18,273	$4,859	$1,716	$24,848

	Corporate Private Equity(1)	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2015	$15,908	$5,207	$1,863	$22,978
Net new equity commitments	2,119	—	—	2,119
Distributions	(1)	(16)	(23)	(40)
Change in fund value	127	(68)	(55)	4
Balance at 3/31/2016	$18,153	$5,123	$1,785	$25,061
Average AUM(2)	$17,031	$5,165	$1,824	$24,020

(1)	Net new equity commitments represent commitments to ACOF V for the three months ended March 31, 2016.

(2)	Represents the quarterly average of beginning and ending balances.

Private Equity Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the three months ended March 31, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2016	$6,454	$4,232	$628	$11,314
Commitments	7,625	16	—	7,641
Subscriptions/deployment/increase in leverage	179	160	41	380
Redemptions/distributions/decrease in leverage	(11)	(307)	(29)	(347)
Change in fund value	—	(236)	(43)	(279)
Change in fee basis	(1,527)	—	—	(1,527)
FPAUM Balance at 3/31/2017	$12,720	$3,865	$597	$17,182
Average FPAUM(1)	$9,587	$4,049	$613	$14,249

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2015	$6,957	$4,454	$1,051	$12,462
Subscriptions/deployment/increase in leverage	—	4	(10)	(6)
Redemptions/distributions/decrease in leverage	—	—	(59)	(59)
Change in fund value	—	(21)	(88)	(109)
Change in fee basis	(271)	(7)	—	(278)
FPAUM Balance at 3/31/2016	$6,686	$4,430	$894	$12,010
Average FPAUM(1)	$6,822	$4,442	$973	$12,237

(1) Represents the quarterly average of beginning and ending balances.
The table below breaks out fee paying AUM for the Private Equity Group by its fee basis for each period.

	As of March 31,
	2017	2016
	(Dollars in millions)
Fee paying AUM based on capital commitments	$8,121	$6,562
Fee paying AUM based on invested capital	9,061	5,448
Total fee paying AUM	$17,182	$12,010

Private Equity Group fee paying AUM may vary from AUM for variety of reasons. The reconciliation of AUM to fee paying AUM for the Private Equity Group is presented below for each period.

	As of March 31,
	2017	2016
	(Dollars in millions)
AUM	$24,653	$25,061
General partner and affiliates	(999)	(1,050)
Undeployed/undrawn commitments	(2,445)	(1,525)
Market value/other	(3,467)	(2,135)
Fees not activated	—	(7,565)
Fees deactivated	(560)	(776)
Fee paying AUM	$17,182	$12,010

Private Equity Group—Fund Performance Metrics as of March 31, 2017
The Private Equity Group managed 23 commingled funds and related co-investment vehicles as of March 31, 2017. ACOF III, ACOF IV, ACOF V, U.S. Power Fund III (“USPF III”) and U.S. Power Fund IV (“USPF IV”), each considered a significant fund, combined for approximately 86% of the Private Equity Group’s management fees for the three months ended March 31, 2017. Our Corporate Private Equity funds focus on majority or shared‑control investments, principally in under‑capitalized companies in North America, Europe and Asia. ACOF III is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while ACOF IV and ACOF V are in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV are in harvest mode and deployment mode, respectively.

The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

			As of March 31, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF III	2007	$980	$1,350	$1,809	$1,720	$964	$2,684	1.5x	1.5x	8.9	6.4	U.S. Power and Energy Infrastructure
ACOF III	2008	$3,625	$3,510	$3,867	$5,534	$3,208	$8,742	2.3x	1.9x	29.5	21.3	Corporate Private Equity
USPF IV	2010	$1,953	$1,688	$1,773	$732	$1,729	$2,461	1.4x	1.3x	13.4	10.3	U.S. Power and Energy Infrastructure
ACOF IV	2012	$6,147	$4,700	$3,542	$834	$4,918	$5,752	1.6x	1.4x	23.4	15.3	Corporate Private Equity
ACOF V	2017	$7,880	$7,850	$500	$2	$545	$547	1.1x	1.0x	N/A	N/A	Corporate Private Equity

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(6)
The net IRR for the U.S. power and energy infrastructure funds is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRR for the corporate private equity funds is an annualized since inception net internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Cash flows used in the net IRR calculations are assumed to occur at month end. For all funds, the net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses.

Real Estate Group
The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees	$15,615	$16,745	$(1,130)	(7)%
Other fees	(9)	258	(267)	NM
Compensation and benefits	(9,736)	(11,235)	1,499	13%
General, administrative and other expenses	(2,731)	(3,441)	710	21%
Fee Related Earnings	3,139	2,327	812	35%
Performance fees-realized	27	171	(144)	(84)%
Performance fees-unrealized	14,088	4,122	9,966	242%
Performance fee compensation-realized	(16)	—	(16)	NM
Performance fee compensation-unrealized	(8,438)	(2,233)	(6,205)	(278)%
Net performance fees	5,661	2,060	3,601	175%
Investment income (loss)-realized	1,783	(132)	1,915	NM
Investment income (loss)-unrealized	(444)	2,799	(3,243)	NM
Interest and other investment income (expense)	(181)	892	(1,073)	NM
Interest expense	(432)	(274)	(158)	(58)%
Net investment income	726	3,285	(2,559)	(78)%
Performance related earnings	6,387	5,345	1,042	19%
Economic net income	$9,526	$7,672	1,854	24%
Distributable earnings	$3,113	$2,678	435	16%

NM - Not Meaningful

Accrued performance fees for the Real Estate Group are comprised of the following:

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)
US VIII	$16,635	$12,575
EF IV	13,143	4,052
Other real estate funds	23,120	22,001
Subtotal	52,898	38,628
Other fee generating funds(1)	16,700	16,675
Total Real Estate Group	$69,598	$55,303

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
Net performance fee revenues for the Real Estate Group are comprised of the following:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
US VIII	$—	$4,060	$4,060	$—	$1,381	$1,381
EF IV	—	9,091	9,091	—	—	—
Other real estate funds	27	913	940	—	2,340	2,340
Subtotal	27	14,064	14,091	—	3,721	3,721
Other fee generating funds(1)	—	24	24	171	401	572
Total Real Estate Group	$27	$14,088	$14,115	$171	$4,122	$4,293

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
The following tables present the components of the change in performance fees - unrealized for the Real Estate Group:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
US VIII	$—	$4,060	$—	$4,060	$—	$1,381	$—	$1,381
EF IV	—	9,091	—	9,091	—	—	—	—
Other real estate funds	(27)	1,973	(1,033)	913	—	2,640	(300)	2,340
Subtotal	(27)	15,124	(1,033)	14,064	—	4,021	(300)	3,721
Other fee generating funds(1)	—	375	(351)	24	(171)	1,323	(751)	401
Total Real Estate Group	$(27)	$15,499	$(1,384)	$14,088	$(171)	$5,344	$(1,051)	$4,122

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Fee Related Earnings:
Fee related earnings increased $0.8 million, or 35%, to $3.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees decreased by $1.1 million, or 7%, to $15.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is primarily attributable to a $0.8 million reduction in management fees from one of our U.S. Real Estate Equity funds, which is winding down.
The effective management fee rate decreased from 1.00% for the three months ended March 31, 2016, to 0.97% for the three months ended March 31, 2017. For certain U.S. equity funds, we earn a portion of our management fees on the cost basis of the unrealized investments and a portion on the unfunded commitments to the funds. The decrease in the management fee rates is a result of additional capital raised for those funds that earn a portion of their fees on unfunded commitments, increasing our fee-earning base, however at a lower rate. We expect management fees and the effective rate to increase as capital is deployed.
Compensation and Benefits.  Compensation and benefits expenses decreased by $1.5 million, or 13%, to $9.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease is due to a decrease in the amount accrued for incentive based compensation as well as a reduction in headcount. Compensation and benefits expenses represented 62.4% of management fees for the three months ended March 31, 2017 compared to 67.1% for the three months ended March 31, 2016.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.7 million, or 21%, to $2.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in the current year is mostly due to certain one-time expenses that were incurred in the prior year period that did not recur.
Performance Related Earnings:
Performance related earnings increased by $1.0 million to $6.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees.  Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and performance fee compensation.
Net performance fees increased by $3.6 million to $5.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in net performance fees for the three months ended March 31, 2017 was primarily driven by Ares European Real Estate Fund IV (“EF IV”) and Ares Real Estate Fund VIII ("US VIII"), which generated an additional $4.7 million of net performance fees as a result of increasing property valuations for the three months ended March 31, 2017 compared to the prior year period.
Net Investment Income (Loss).  Net investment income decreased by $2.6 million to $0.7 million for the three months ended March 31, 2017 compared to $3.3 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, our investments in U.S. and E.U. equity funds experienced net realized and unrealized gains of $1.3 million as a result of an increase in portfolio valuations. In comparison, for the three months ended March 31, 2016, our investments in U.S. and E.U. equity funds experienced net realized and unrealized gains of $2.7 million, of which $1.0 million was attributable to our investment in Ares Sponsor Holdings LLC. Additionally, $0.7 million of transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies is included in interest and other investment income for the three months ended March 31, 2016 compared to transaction losses of $0.3 million for the three months ended March 31, 2017.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased $1.9 million, or 24%, to $9.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the fluctuations described above.

Distributable Earnings:
DE increased $0.4 million, or 16%, to $3.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. DE was positively impacted by an increase in FRE of $0.8 million and an increase of $1.0 million in net realized investment and other income. The increases were partially offset by an increase in non‑core expenses, such as acquisition expenses, placement fees and underwriting costs of $1.2 million.

Real Estate Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group three months ended March 31, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2016	$4,106	$3,100	$2,546	$9,752
Net new equity commitments	19	—	—	19
Net new debt commitments	—	—	273	273
Distributions	(19)	(118)	(71)	(208)
Change in fund value	30	68	7	105
Balance at 3/31/2017	$4,136	$3,050	$2,755	$9,941
Average AUM(1)	$4,121	$3,075	$2,651	$9,847

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$4,617	$3,059	$2,592	$10,268
Net new equity commitments	—	114	—	114
Distributions	(148)	(80)	(78)	(306)
Change in fund value	69	31	7	107
Balance at 3/31/2016	$4,538	$3,124	$2,521	$10,183
Average AUM(1)	$4,578	$3,092	$2,557	$10,227

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group three months ended March 31, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2016	$2,891	$2,531	$1,118	$6,540
Subscriptions/deployment/increase in leverage	53	—	2	55
Redemptions/distributions/decrease in leverage	(137)	(20)	(18)	(175)
Change in fund value	(1)	(27)	13	(15)
Change in fee basis	(48)	—	—	(48)
FPAUM Balance at 3/31/2017	$2,758	$2,484	$1,115	$6,357
Average FPAUM(1)	$2,825	$2,508	$1,117	$6,450

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2015	$3,205	$2,554	$998	$6,757
Commitments	—	114	—	114
Subscriptions/deployment/increase in leverage	1	20	13	34
Redemptions/distributions/decrease in leverage	(135)	(17)	(7)	(159)
Change in fund value	1	30	7	38
Change in fee basis	—	(108)	—	(108)
FPAUM Balance at 3/31/2016	$3,072	$2,593	$1,011	$6,676
Average FPAUM(1)	$3,139	$2,574	$1,005	$6,718

(1) Represents the quarterly average of beginning and ending balances.

The table below breaks out fee paying AUM for the Real Estate Group by its fee basis for each period.

	As of March 31,
	2017	2016
	(Dollars in millions)
Fee paying AUM based on capital commitments	$3,076	$2,862
Fee paying AUM based on invested capital	2,870	3,416
Fee paying AUM based on market value/other(1)	411	398
Total fee paying AUM	$6,357	$6,676

(1)	Market value/other includes ACRE fee paying AUM, which is based on ACRE’s stockholders’ equity.
Real Estate Group fee paying AUM may vary from AUM for a variety of reasons including. The reconciliation of fee paying AUM for the Real Estate Group is presented below for each period.

	As of March 31,
	2017	2016
	(Dollars in millions)
AUM	$9,941	$10,183
Non fee paying debt	(1,623)	(1,282)
General partner and affiliates	(262)	(276)
Undeployed/undrawn commitments	(870)	(892)
Market value/other	(449)	(653)
Fees deactivated	(380)	(404)
Fee paying AUM	$6,357	$6,676
Real Estate Group—Fund Performance Metrics as of March 31, 2017
The Real Estate Group managed 41 funds in real estate debt and real estate equity as of March 31, 2017. Three funds in our Real Estate Group, each considered a significant fund, combined for approximately 46% of the Real Estate Group’s management fees for the three months ended March 31, 2017: EF IV, a commingled fund focused on real estate assets located in Europe, with a focus on the United Kingdom, France and Germany; US VIII, a commingled fund focused on the United States; and EPEP II, a commingled fund focused on Europe. We do not show fund performance metrics for significant funds with less than two years of historical information.

The following table presents the performance data for our significant funds in the Real Estate Group, all of which are drawdown funds:

			As of March 31, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,275	$1,302	$789	$48	$976	$1,024	1.3x	1.1x	19.6	11.5	E.U. Real Estate Equity
US VIII	2013	$851	$823	$572	$68	$634	$702	1.2x	1.1x	19.6	12.8	U.S. Real Estate Equity
EPEP II	2015	$704	$747	$207	$11	$216	$227	1.1x	1.0x	N/A	N/A	E.U. Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment level. For EF IV, the gross MoIC is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance fees. For US VIII and EPEP II, the gross MoIC is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, performance fees as applicable and other expenses.

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

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRR presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 19.8% and 13.1%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group
The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(26,314)	$(26,277)	$(37)	<(1)%
General, administrative and other expenses	(19,388)	(16,551)	(2,837)	(17)%
Fee Related Earnings	(45,702)	(42,828)	(2,874)	(7)%
Investment income (loss)-realized	1,859	(57)	1,916	NM
Investment income (loss)-unrealized	(1,407)	385	(1,792)	NM
Interest and other investment income (expense)	874	(49)	923	NM
Interest expense	(476)	(728)	252	35%
Net investment income (loss)	850	(449)	1,299	NM
Performance related earnings	850	(449)	1,299	NM
Economic net income	$(44,852)	$(43,277)	(1,575)	(4)%
Distributable earnings	$(48,390)	$(46,241)	(2,149)	(5)%

NM - Not Meaningful

Operations Management Group—Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Fee Related Earnings:
Fee related earnings decreased $2.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Fee related earnings were impacted by fluctuations of the following components:
Compensation and Benefits.  Compensation and benefits expenses remained flat period over period at $26.3 million. For the three months ended March 31, 2017, increases in compensation and benefits expense were primarily due to staffing additions associated with ARCC's acquisition of ACAS and were largely offset by increases in administrative fee reimbursements that are presented as a reduction to compensation expense.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $2.8 million, or 17%, to $19.4 million for  three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in the current year period is primarily due to a $2.5 million one-time non-income tax paid during the three months ended March 31, 2017 as compared to the prior year period.
Performance Related Earnings:
Performance related earnings increased $1.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Performance related earnings were impacted by the fluctuation in net investment loss:
Net Investment Income (Loss). Net investment income (loss) increased from a net loss of $0.4 million for the three months ended March 31, 2016 to net investment income of $0.9 million for the three months ended March 31, 2017. The increase was primarily driven by an increase in dividend income of $0.8 million received during the three months ended March 31, 2017. Additionally, interest expense of $0.5 million and $0.7 million was allocated to OMG for the three months ended March 31, 2017 and 2016, respectively.

Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income decreased $1.6 million, or 4%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the fluctuations described above.
Distributable Earnings:
DE decreased $2.1 million, or 5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. DE was negatively impacted by a $2.9 million decrease in FRE and a $2.2 increase in non-core expenses, such as acquisition expenses, placement fees and underwriting costs. The decrease was partially offset by an increase in net realized investment and other income of $2.9 million compared to the prior year period.
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

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi‑annually, net realized performance fees, which are unpredictable as to amount and timing and fund distributions related to our investments that are also unpredictable as to amount and timing, and (4)  net borrowing provided by the Credit Facility. As of March 31, 2017, our cash and cash equivalents were $104.0 million, including investments in money market funds, and we had $165 million of borrowings outstanding under our $1.04 billion Credit Facility. The ability to make drawings under the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
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
Our accrued performance fees by segment as of March 31, 2017 are set forth below:

	As of March 31, 2017
	Accrued Performance Fees	Eliminations(1)	Consolidated Accrued Performance Fees
Segment	(Dollars in thousands)
Credit Group	$107,802	$(3,120)	$104,682
Private Equity Group	656,086	(4,658)	651,428
Real Estate Group	52,898	—	52,898
Total	$816,786	$(7,778)	$809,008

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.
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

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Statements of cash flows data
Net cash used in operating activities	$(292)	$(25)
Net cash used in investing activities	(10)	(3)
Net cash provided by financing activities	61	17
Effect of foreign exchange rate change	2	(1)
Net change in cash and cash equivalents	$(239)	$(12)
Operating Activities
Net cash used in operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash compensation and performance fees. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in the operating activities of the Company and our Consolidated Funds.
Our net cash flows used in operating activities were $291.8 million and $25.2 million for the three months ended March 31, 2017 and 2016, respectively. The change in cash used in operating activities was primarily driven by fluctuations in our net income (loss) and by net investment activities. For the three months ended March 31, 2017 and 2016, net purchases of investments were $64.7 million and $10.2 million, respectively.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Purchases of fixed assets were $10.3 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in fixed asset purchases relates to leasehold improvements related to a new office location in Los Angeles.
Financing Activities
Net cash flows provided by financing activities were $60.8 million and $17.4 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, financing activities represented a source of cash primarily due to net proceeds from credit facilities, senior notes, term loans and contribution from preferred stock issuance, which were offset by distributions to preferred, AOG and common unitholders.
Net borrowings from our debt obligations were $182.6 million and $82.0 million for the three months ended March 31, 2017 and 2016, respectively. The increase is related to borrowing under the Credit Facility and the new Term Loan the Company entered into in March 2017. For our Consolidated Funds, net repayments of our debt obligations were $61.2 million and $44.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net repayment activity for the Consolidated Funds is primarily due to repayment of notes of a consolidated fund in liquidation in the current year period.
    Distributions to our preferred, AOG and common unitholders were $74.0 million and $44.1 million for the three months ended March 31, 2017 and 2016, respectively. For our Consolidated Funds, net contributions were $15.6 million and $24.1 million for the three months ended March 31, 2017 and 2016, respectively.

Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

			As of March 31, 2017		December 31, 2016
	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	2/24/2022	N/A	$165,000	2.39%	$—	—%
Senior Notes(2)	10/8/2024	$250,000	244,837	4.21%	244,684	4.21%
2015 Term Loan(3)	7/29/2026	$35,250	35,068	2.89%	35,063	2.74%
2016 Term Loan(4)	1/15/2029	$26,376	26,034	2.66%	26,037	2.66%
2017 Term Loan(5)	1/22/2028	$17,600	17,282	2.70%	N/A	N/A
Total debt obligations			$488,221		$305,784

(1)
The AOG entities are borrowers under the Credit Facility, which, as amended in February 2017, provides a $1.04 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2017, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(5)
The 2017 Term Loan was entered into in March 2017 by a subsidiary of the Company that acts as a manager to a CLO. The 2017 Term Loan is secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. To the extent the assets are not sufficient to cover the Term Loan, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

As of March 31, 2017, we were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.
On February 24, 2017, we amended our Credit Facility to, among other things, increase the size of the Credit Facility from $1.03 billion to $1.04 billion and extend the maturity date from April 2019 to February 2022. Under the terms of the amended Credit Facility, based on our current credit agency ratings, the stated interest rate is LIBOR plus 1.50% with an unused commitment fee of 0.20%.

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
We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker‑dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2017, we were required to maintain approximately $19.6 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

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
Preferred Equity
As of March 31, 2017 and December 31, 2016, the Company had 12,400,000 units of Series A Preferred Units (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit.
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
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q and in our Annual Report on Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.
Fair Value Measurement
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of March 31, 2017:

	Credit	Private Equity	Real Estate	Total
	(Dollars in millions)
Level I	$512	$1,492	$—	$2,004
Level II	9,530	499	—	10,029
Level III	25,436	11,714	5,329	42,479
Total fair value	35,478	13,705	5,329	54,512
Other net asset value and available capital(1)	29,753	10,948	4,612	45,313
Total AUM	$65,231	$24,653	$9,941	$99,825

(1)	Includes fund net non-investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on the Company can be found in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to the Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10‑Q and in our Annual Report on Form 10-K.
Off‑Balance Sheet Arrangements
In the normal course of business, we engage in off‑balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See Note 8, "Commitments and Contingencies," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Commitments and Contingencies
Capital Commitments
As of March 31, 2017 and December 31, 2016, we had aggregate unfunded commitments of $527.1 million and $535.3 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $35.1 million and $89.2 million in unfunded commitments to funds not managed by us as of March 31, 2017 and December 31, 2016, respectively.
ARCC and American Capital, Ltd. Merger Agreement

On January 3, 2017, ARCC completed the ARCC-ACAS Transaction. To support the ARCC-ACAS Transaction, we, through our subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided $275.2 million of cash consideration to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement at the closing of the ARCC-ACAS Transaction. In addition, we agreed to waive up to $10 million per quarter of ARCC's Part I fees for ten calendar quarters, beginning in the second quarter of 2017.
Indemnifications
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of March 31, 2017, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
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
The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of March 31, 2017 and December 31, 2016, if the funds were liquidated at their fair values, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2017 and December 31, 2016, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $419.1 million and $418.3 million, respectively, of which approximately $324.3 million and $323.9 million, respectively, would be reimbursable to the Company by certain professionals.

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
There have been no material changes in our market risks for the three months ended March 31, 2017. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2016, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2017 and December 31, 2016, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2016, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in our 2016 Form 10‑K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
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

10.1*	Second Amended and Restated Exchange Agreement, dated as of April 3, 2017
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:		Ares Management GP LLC, its general partner

Dated: May 8, 2017	By:		/s/ Antony P. Ressler
		Name:	Antony P. Ressler
		Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2017	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)