Form 10-Q
period 2017-06-30
ARES MANAGEMENT LP
filed 2017-08-07
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The number of common units representing limited partner interests outstanding as of July 28, 2017 was 82,145,734.

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

•	“Holdco Members” refers to Messrs. Arougheti, Kaplan, Ressler, Rosenthal and deVeer;

•
“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, performance fee revenue. It generally represents the NAV of our funds for which we are entitled to receive a performance fee, excluding capital committed by us and our professionals (which generally is not subject to a performance fee). With respect to ARCC, only ARCC Part II Fees can be generated from IGAUM;

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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

Ares Management, L.P.
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Unit Data)

	As of June 30,	As of December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$137,256	$342,861
Investments (includes fair value investments of $577,280 and $448,336 at June 30, 2017 and December 31, 2016, respectively)	598,681	468,471
Performance fees receivable	1,082,775	759,099
Due from affiliates	157,372	162,936
Deferred tax asset, net	39,080	6,731
Other assets	101,520	65,565
Intangible assets, net	47,766	58,315
Goodwill	143,824	143,724
Assets of Consolidated Funds:
Cash and cash equivalents	424,652	455,280
Investments, at fair value	3,441,802	3,330,203
Due from affiliates	5,503	3,592
Dividends and interest receivable	6,797	8,479
Receivable for securities sold	52,494	21,955
Other assets	4,927	2,501
Total assets	$6,244,449	$5,829,712
Liabilities
Accounts payable, accrued expenses and other liabilities	$84,745	$83,336
Accrued compensation	89,100	131,736
Due to affiliates	23,891	17,564
Performance fee compensation payable	844,789	598,050
Debt obligations	510,856	305,784
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	33,638	21,056
Payable for securities purchased	231,634	208,742
CLO loan obligations, at fair value	3,093,598	3,031,112
Fund borrowings	83,725	55,070
Total liabilities	4,995,976	4,452,450
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding at June 30, 2017 and December 31, 2016)	298,761	298,761
Non-controlling interest in Consolidated Funds	345,462	338,035
Non-controlling interest in Ares Operating Group entities	333,641	447,615
Controlling interest in Ares Management, L.P. :
Partners' Capital (82,131,000 units and 80,814,732 units issued and outstanding at June 30, 2017 and at December 31, 2016, respectively)	278,012	301,790
Accumulated other comprehensive loss, net of tax	(7,403)	(8,939)
Total controlling interest in Ares Management, L.P	270,609	292,851
Total equity	1,248,473	1,377,262
Total liabilities and equity	$6,244,449	$5,829,712

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Unit Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Management fees (includes ARCC Part I Fees of $19,143, $52,400 and $28,999, $57,624 for the three and six months ended June 30, 2017 and 2016, respectively)	$180,768	$158,521	$352,813	$316,954
Performance fees	338,024	203,151	393,196	173,204
Administrative and other fees	15,098	7,863	29,538	15,392
Total revenues	533,890	369,535	775,547	505,550
Expenses
Compensation and benefits	131,219	112,654	255,558	223,333
Performance fee compensation	261,705	151,896	302,407	130,566
General, administrative and other expenses	50,751	38,686	98,089	78,648
Transaction support expense	—	—	275,177	—
Expenses of the Consolidated Funds	4,522	699	8,433	926
Total expenses	448,197	303,935	939,664	433,473
Other income (expense)
Investment income and net interest income (expense) (includes interest expense of $5,354, $10,233 and $4,828, $9,683 for the three and six months ended June 30, 2017 and 2016, respectively)	(2,252)	4,993	(4,387)	1,634
Other income, net	2,822	5,673	19,318	10,914
Net realized and unrealized gain (loss) on investments	30,079	(3,151)	32,734	1,991
Investment income and net interest income of the Consolidated Funds (includes interest expense of $26,875, $58,197 and $18,607, $41,056 for the three and six months ended June 30, 2017 and 2016, respectively)	11,451	9,690	21,621	17,022
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	(12,713)	201	19,323	(29,606)
Total other income	29,387	17,406	88,609	1,955
Income (loss) before taxes	115,080	83,006	(75,508)	74,032
Income tax expense (benefit)	1,253	(4,434)	(33,011)	231
Net income (loss)	113,827	87,440	(42,497)	73,801
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(8,647)	1,054	7,208	(10,925)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	—	339	—	349
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	72,596	48,473	(58,449)	49,893
Net income attributable to Ares Management, L.P.	49,878	37,574	8,744	34,484
Less: Preferred equity distributions paid	5,425	—	10,850	—
Net income (loss) attributable to Ares Management, L.P. common unitholders	$44,453	$37,574	$(2,106)	$34,484
Net income (loss) attributable to Ares Management, L.P. per common unit:
Basic	$0.54	$0.46	$(0.04)	$0.42
Diluted	$0.53	$0.46	$(0.04)	$0.42
Weighted-average common units:
Basic	81,829,086	80,715,723	81,469,967	80,699,387
Diluted	84,319,882	82,332,193	81,469,967	81,752,468
Distribution declared and paid per common unit	$0.13	$0.15	$0.41	$0.35

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$113,827	$87,440	$(42,497)	$73,801
Other comprehensive income:
Foreign currency translation adjustments	2,029	(7,628)	5,471	(10,325)
Total comprehensive income (loss)	115,856	79,812	(37,026)	63,476
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	(8,818)	1,054	7,038	(10,925)
Less: Comprehensive income attributable to redeemable interests in Ares Operating Group entities	—	306	—	304
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	74,461	43,768	(54,344)	43,526
Comprehensive income attributable to Ares Management, L.P.	$50,213	$34,684	$10,280	$30,571

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Preferred Equity	Partners' Capital	Accumulated Other Comprehensive Loss	Non-controlling Interest in Ares Operating Group Entities	Non-controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2016	$298,761	$301,790	$(8,939)	$447,615	$338,035	$1,377,262
Changes in ownership interests	—	(1,068)	—	(13,034)	—	(14,102)
Contributions	—	—	—	1,884	47,265	49,149
Distributions	(10,850)	(33,400)	—	(68,915)	(46,876)	(160,041)
Net income (loss)	10,850	(2,106)	—	(58,449)	7,208	(42,497)
Currency translation adjustment	—	—	1,536	4,105	(170)	5,471
Equity compensation	—	12,796	—	20,435	—	33,231
Balance at June 30, 2017	$298,761	$278,012	$(7,403)	$333,641	$345,462	$1,248,473
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(42,497)	$73,801
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(92,537)	23,103
Adjustments to reconcile net income (loss) to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(61,985)	58,401
Cash flows due to changes in operating assets and liabilities	(144,249)	(76,356)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	37,108	(9,924)
Net cash provided by (used in) operating activities	(304,160)	69,025
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(21,194)	(5,273)
Net cash used in investing activities	(21,194)	(5,273)
Cash flows from financing activities:
Proceeds from credit facility	165,000	147,000
Proceeds from term notes	70,009	—
Repayments of credit facility	(30,000)	(257,000)
Proceeds from the issuance of preferred equity, net of issuance costs	—	298,971
Distributions	(102,315)	(82,462)
Preferred equity distributions	(10,850)	—
Net settlement of vested common units	(13,471)	—
Stock option exercise	1,036	—
Excess tax benefit related to stock option exercise	81	—
Other financing activities	1,583	(569)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	47,265	48,122
Distributions to non-controlling interests in Consolidated Funds	(46,876)	(23,228)
Borrowings under loan obligations by Consolidated Funds	1,314,026	750
Repayments under loan obligations by Consolidated Funds	(1,287,425)	(45,612)
Net cash provided by financing activities	108,063	85,972
Effect of exchange rate changes	11,686	(6,619)
Net change in cash and cash equivalents	(205,605)	143,105
Cash and cash equivalents, beginning of period	342,861	121,483
Cash and cash equivalents, end of period	$137,256	$264,588

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management, L.P. ("the Company"), a Delaware limited partnership, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: the Credit Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”), which are generally organized as pass-through entities for income tax purposes. Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.
The Company is a holding partnership, and the Company’s sole assets are equity interests in Ares Holdings Inc. (“AHI”), Ares Offshore Holdings, Ltd., and Ares AI Holdings L.P. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group”: Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P. (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.
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
The condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. These Consolidated Funds include certain Ares-affiliated funds, related co-investment entities and collateralized loan obligations (“CLOs”) (collectively, the “Consolidated Funds”) managed by Ares Management LLC (“AM LLC”) and its wholly owned subsidiaries. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying condensed consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to controlling interests or on total controlling equity. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as non-controlling interests in Consolidated Funds in the accompanying condensed consolidated financial statements. Further, cash flows allocable to non-controlling interest in Consolidated Funds are specifically identifiable in the Condensed Consolidated Statements of Cash Flows. All intercompany balances and transactions have been eliminated upon consolidation.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies the application of current accounting guidance to the modification of share-based compensation awards. This ASU specifies that an entity should account for the impact of an award modification in accordance with ASC Topic 718 unless all of the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award prior to the modification; (ii) the vesting conditions of the modified award are the same as the original award prior to the modification; and (iii) the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The guidance should be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods, with early adoption permitted. This guidance will not have a material impact on the Company's condensed consolidated financial statements.

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
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	Weighted Average Amortization Period as of June 30, 2017	As of June 30,	As of December 31,
		2017	2016
Management contracts	2.0 years	$67,306	$111,939
Client relationships	11.0 years	38,600	38,600
Trade name	5.0 years	3,200	3,200
Intangible assets		109,106	153,739
Foreign currency translation		—	(3,205)
Total intangible assets		109,106	150,534
Less: accumulated amortization		(61,340)	(92,219)
Intangible assets, net		$47,766	$58,315
Amortization expense associated with intangible assets was $5.2 million and $7.1 million for the three months ended June 30, 2017 and 2016, respectively, and $10.5 million and $14.4 million for the six months ended June 30, 2017 and 2016, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2017, the Company removed $41.4 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2016	$32,196	$58,600	$52,928	$143,724
Foreign currency translation	—	—	100	100
Balance as of June 30, 2017	$32,196	$58,600	$53,028	$143,824
There was no impairment of goodwill recorded during the six months ended June 30, 2017 and 2016. The impact of foreign currency translation is reflected within other comprehensive income.

4. INVESTMENTS
The Company’s investments are comprised of: (i) investments presented at fair value as a result of the election of the fair value option or in accordance with investment company accounting, (ii) equity method investments (using equity method or fair value option) and (iii) held-to-maturity investments.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value Investments, excluding Equity Method Investments Held at Fair Value

	Fair value at		Fair value as a percentage of total investments at
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Private Investment Partnership Interests:
AREA Sponsor Holdings, LLC	$25,711	$28,898	4.6%	6.8%
ACE II Master Fund, L.P. (1)(2)	19,897	22,042	3.6%	5.2%
Ares Corporate Opportunities Fund III, L.P.	125,097	97,549	22.3%	22.9%
Ares Corporate Opportunities Fund IV, L.P. (2)	43,443	37,308	7.8%	8.7%
Resolution Life L.P.	33,410	33,410	6.0%	7.8%
Other private investment partnership interests (1)(3)	146,577	118,075	26.2%	27.7%
Total private investment partnership interests (cost: $270,555 and $256,638 at June 30, 2017 and December 31, 2016, respectively)	394,135	337,282	70.5%	79.1%
Collateralized loan obligations (cost: $165,706 and $89,743 at June 30, 2017 and December 31, 2016, respectively)(3)	164,807	89,111	29.3%	20.9%
Common stock (cost: $1,128 and $124 at June 30, 2017 and December 31, 2016, respectively)(3)	1,234	100	0.2%	0.0%
Total fair value investments (cost: $437,389 and $346,505 at June 30, 2017 and December 31, 2016, respectively)	$560,176	$426,493

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. dollars at each reporting date.

(2)	Represents underlying security that is held through various legal entities.

(3)	No single issuer or investment had a fair value that exceeded 5% of the Company's total assets.
Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company's equity method investments, including those where the fair value option was elected, are summarized below:

	As of June 30,	As of December 31,
	2017	2016
Equity method investment	$3,480	$3,616
Equity method investments at fair value	17,104	21,843
Total equity method investments	$20,584	$25,459
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

Held-to-Maturity Investments
The Company classifies certain investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. A summary of the cost and fair value of CLO notes classified as held-to maturity investments is as follows:

	As of June 30,	As of December 31,
	2017	2016
Amortized cost	$17,921	$16,519
Unrealized gain (loss), net	142	(116)
Fair value	$18,063	$16,403

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
There were no sales of held-to-maturity investments during the six months ended June 30, 2017 and 2016. All contractual maturities are greater than 10 years as of June 30, 2017. Actual maturities may differ from contractual maturities because underlying collateral may have the right to call or prepay obligations with or without call or prepayment penalties.
Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
United States:
Fixed income securities:
Consumer discretionary	$753,922	$665,773	21.8%	20.0%
Consumer staples	45,708	64,840	1.3%	1.9%
Energy	74,433	45,409	2.2%	1.4%
Financials	162,618	139,285	4.7%	4.2%
Healthcare, education and childcare	264,325	246,403	7.7%	7.4%
Industrials	142,110	149,632	4.1%	4.5%
Information technology	122,366	194,394	3.6%	5.8%
Materials	130,831	139,994	3.8%	4.2%
Telecommunication services	217,617	261,771	6.3%	7.9%
Utilities	40,373	47,800	1.2%	1.4%
Total fixed income securities (cost: $1,956,026 and $1,945,977 at June 30, 2017 and December 31, 2016, respectively)	1,954,303	1,955,301	56.7%	58.7%
Equity securities:
Energy	271	421	0.0%	0.0%
Partnership and LLC interests	217,740	171,696	6.3%	5.2%
Total equity securities (cost: $192,265 and $149,872 at June 30, 2017 and December 31, 2016, respectively)	218,011	172,117	6.3%	5.2%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Europe:
Fixed income securities:
Consumer discretionary	$353,662	$274,678	10.3%	8.2%
Consumer staples	53,666	39,197	1.6%	1.2%
Financials	54,523	28,769	1.6%	0.9%
Healthcare, education and childcare	139,683	111,589	4.1%	3.4%
Industrials	84,965	118,466	2.5%	3.6%
Information technology	39,657	49,507	1.2%	1.5%
Materials	151,706	124,629	4.4%	3.7%
Telecommunication services	104,514	118,632	3.0%	3.6%
Utilities	12,246	4,007	0.4%	0.1%
Total fixed income securities (cost: $1,050,273 and $892,108 at June 30, 2017 and December 31, 2016, respectively)	994,622	869,474	29.1%	26.2%
Equity securities:
Consumer staples	1,645	1,517	0.0%	0.0%
Healthcare, education and childcare	45,063	41,329	1.3%	1.2%
Telecommunication services	—	24	—%	0.0%
Total equity securities (cost: $67,199 and $67,290 at June 30, 2017 and December 31, 2016, respectively)	46,708	42,870	1.3%	1.2%
Asia and other:
Fixed income securities:
Consumer discretionary	20,587	24,244	0.6%	0.7%
Financials	—	1,238	—%	0.0%
Healthcare, education and childcare	—	10,010	—%	0.3%
Telecommunication services	11,917	8,696	0.3%	0.3%
Total fixed income securities (cost: $32,149 and $46,545 at June 30, 2017 and December 31, 2016, respectively)	32,504	44,188	0.9%	1.3%
Equity securities:
Consumer discretionary	38,843	44,642	1.1%	1.3%
Consumer staples	46,746	50,101	1.4%	1.5%
Healthcare, education and childcare	44,637	32,598	1.3%	1.0%
Industrials	16,578	16,578	0.5%	0.5%
Total equity securities (cost: $122,418 and $122,418 at June 30, 2017 and December 31, 2016, respectively)	146,804	143,919	4.3%	4.3%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Canada:
Fixed income securities:
Consumer discretionary	$3,277	$—	0.1%	—%
Consumer staples	2,764	5,256	0.1%	0.2%
Energy	16,488	12,830	0.5%	0.4%
Healthcare, education and childcare	—	15,509	—%	0.5%
Industrials	1,266	1,401	0.0%	0.0%
Telecommunication services	10,659	13,852	0.3%	0.4%
Total fixed income securities (cost: $34,299 and $48,274 at June 30, 2017 and December 31, 2016, respectively)	34,454	48,848	1.0%	1.5%
Equity securities:
Consumer discretionary	7,532	164	0.2%	0.0%
Total equity securities (cost: $17,202 and $408 at June 30, 2017 and December 31, 2016, respectively)	7,532	164	0.2%	0.0%
Australia:
Fixed income securities:
Consumer discretionary	4,347	5,627	0.1%	0.2%
Energy	2,517	6,046	0.1%	0.2%
Industrials	—	2,926	—%	0.1%
Utilities	—	21,154	—%	0.6%
Total fixed income securities (cost: $8,087 and $37,975 at June 30, 2017 and December 31, 2016, respectively)	6,864	35,753	0.2%	1.1%
Equity securities:
Utilities	—	17,569	—%	0.5%
Total equity securities (cost: $0 and $18,442 at June 30, 2017 and December 31, 2016, respectively)	—	17,569	—%	0.5%
Total fixed income securities	3,022,747	2,953,564	87.9%	88.8%
Total equity securities	419,055	376,639	12.1%	11.2%
Total investments, at fair value	$3,441,802	$3,330,203
At June 30, 2017 and December 31, 2016, no single issuer or investments, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of June 30, 2017:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Investments, at fair value
Fixed income-collateralized loan obligations	$—	$—	$164,807	$—	$164,807
Equity securities	236	998	—	—	1,234
Partnership interests	—	—	33,410	377,829	411,239
Total investments, at fair value	236	998	198,217	377,829	577,280
Derivative assets, at fair value
Foreign exchange contracts	—	384	—	—	384
Total derivative assets, at fair value	—	384	—	—	384
Total assets, at fair value	$236	$1,382	$198,217	$377,829	$577,664
Liabilities, at fair value
Derivative liabilities:
Foreign exchange contracts	$—	$(3,737)	$—	$—	$(3,737)
Total derivative liabilities	—	(3,737)	—	—	(3,737)
Contingent consideration	—	—	(1,940)	—	(1,940)
Total liabilities, at fair value	$—	$(3,737)	$(1,940)	$—	$(5,677)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Investments, at fair value
Fixed income investments:
Bonds	$—	$96,698	$8,833	$105,531
Loans	—	2,732,616	173,466	2,906,082
Collateralized loan obligations	—	5,856	5,280	11,136
Total fixed income investments	—	2,835,170	187,579	3,022,749
Equity securities	55,039	—	146,274	201,313
Partnership interests	—	—	217,740	217,740
Total investments, at fair value	55,039	2,835,170	551,593	3,441,802
Derivative assets, at fair value
Other	—	—	2,809	2,809
Total derivative assets, at fair value	—	—	2,809	2,809
Total assets, at fair value	$55,039	$2,835,170	$554,402	$3,444,611
Liabilities, at fair value
Loan obligations of CLOs	$—	$(3,093,598)	$—	$(3,093,598)
Total liabilities, at fair value	$—	$(3,093,598)	$—	$(3,093,598)
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2016:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Investments, at fair value
Fixed income-collateralized loan obligations	$—	$—	$89,111	$—	$89,111
Equity securities	100	—	—	—	100
Partnership interests	—	—	33,410	325,715	359,125
Total investments, at fair value	100	—	122,521	325,715	448,336
Derivative assets, at fair value
Foreign exchange contracts	—	3,171	—	—	3,171
Total derivative assets, at fair value	—	3,171	—	—	3,171
Total assets, at fair value	$100	$3,171	$122,521	$325,715	$451,507
Liabilities, at fair value
Contingent considerations	$—	$—	$(22,156)	$—	$(22,156)
Total liabilities, at fair value	$—	$—	$(22,156)	$—	$(22,156)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Investments, at fair value
Fixed income investments:
Bonds	$—	$104,886	$37,063	$141,949
Loans	—	2,606,423	199,217	2,805,640
Collateralized loan obligations	—	—	5,973	5,973
Total fixed income investments	—	2,711,309	242,253	2,953,562
Equity securities	56,662	17,569	130,690	204,921
Partnership interests	—	—	171,696	171,696
Other	—	24	—	24
Total investments, at fair value	56,662	2,728,902	544,639	3,330,203
Derivative assets, at fair value
Foreign exchange contracts	—	529	—	529
Other	—	—	291	291
Total derivative assets, at fair value	—	529	291	820
Total assets, at fair value	$56,662	$2,729,431	$544,930	$3,331,023
Liabilities, at fair value
Other derivative liabilities	$—	$—	$(2,999)	$(2,999)
Loan obligations of CLOs	—	(3,031,112)	—	(3,031,112)
Total liabilities, at fair value	$—	$(3,031,112)	$(2,999)	$(3,034,111)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$108,253	$33,410	$141,663	$1,909
Purchases(1)	60,242	—	60,242	—
Sales(2)	(3,324)	—	(3,324)	—
Realized and unrealized appreciation (depreciation), net	(364)	—	(364)	31
Balance, end of period	$164,807	$33,410	$198,217	$1,940
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(625)	$—	$(625)	$31

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$142,358	$278,829	$196,690	$845	$618,722
Transfer in	444	18,356	—	—	18,800
Transfer out	—	(108,757)	—	—	(108,757)
Purchases(1)	—	56,292	50,000	—	106,292
Sales(2)	—	(60,481)	(30,000)	—	(90,481)
Settlements, net	—	—	—	(888)	(888)
Amortized discounts/premiums	—	(78)	—	(100)	(178)
Realized and unrealized appreciation, net	3,472	3,418	1,050	2,952	10,892
Balance, end of period	$146,274	$187,579	$217,740	$2,809	$554,402
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$3,472	$(277)	$1,050	$3,145	$7,390

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$54,118	$58,203	$112,321	$41,059
Purchases(1)	4	1,667	1,671	—
Sales(2)	(1,517)	—	(1,517)	—
Realized and unrealized appreciation (depreciation), net	1,550	(15,124)	(13,574)	(24)
Balance, end of period	$54,155	$44,746	$98,901	$41,035
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$718	$(15,123)	$(14,405)	$(24)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$141,805	$212,209	$103,621	$(4,127)	$453,508
Transfer in	—	83,608	—	—	83,608
Transfer out	(15,384)	(31,290)	—	—	(46,674)
Purchases(1)	9,668	32,622	5,800	—	48,090
Sales(2)	—	(48,276)	—	—	(48,276)
Settlements, net	—	—	—	88	88
Amortized discounts/premiums	—	255	—	(206)	49
Realized and unrealized appreciation (depreciation), net	7,245	(11,756)	6,019	2,169	3,677
Balance, end of period	$143,334	$237,372	$115,440	$(2,076)	$494,070
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$7,245	$(2,340)	$6,020	$1,967	$12,892

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$89,111	$33,410	$122,521	$22,156
Purchases(1)	80,684	169	80,853	—
Sales(2)	(5,241)	—	(5,241)	—
Realized and unrealized appreciation (depreciation), net	253	(169)	84	(20,216)
Balance, end of period	$164,807	$33,410	$198,217	$1,940
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(155)	$—	$(155)	$61

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$130,690	$242,253	$171,696	$(2,708)	$541,931
Transfer in	—	34,182	—	—	34,182
Transfer out	(6,160)	(108,806)	—	—	(114,966)
Purchases(1)	6,692	93,111	73,000	—	172,803
Sales(2)	—	(76,714)	(30,000)	—	(106,714)
Settlements, net	—	—	—	1,966	1,966
Amortized discounts/premiums	—	46	—	216	262
Realized and unrealized appreciation, net	15,052	3,507	3,044	3,335	24,938
Balance, end of period	$146,274	$187,579	$217,740	$2,809	$554,402
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$15,749	$(785)	$3,044	$3,914	$21,922

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.
The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$55,752	$51,703	$107,455	$40,831
Purchases(1)	7	8,167	8,174	—
Sales(2)	(2,293)	—	(2,293)	—
Realized and unrealized appreciation (depreciation), net	689	(15,124)	(14,435)	204
Balance, end of period	$54,155	$44,746	$98,901	$41,035
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(455)	$(15,123)	$(15,578)	$204

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Transfer in	—	72,636	—	—	72,636
Transfer out	(344)	(68,427)	—	—	(68,771)
Purchases(1)	9,668	45,951	13,100	—	68,719
Sales(2)	—	(46,865)	(300)	—	(47,165)
Settlements, net	—	—	—	589	589
Amortized discounts/premiums	—	696	—	84	780
Realized and unrealized appreciation (depreciation), net	4,201	(16,109)	15,738	7,558	11,388
Balance, end of period	$143,334	$237,372	$115,440	$(2,076)	$494,070
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$4,202	$(7,566)	$15,654	$6,878	$19,168

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the six months ended June 30, 2017, two of the Company's investments totaling $7.5 million were transferred from a Level II to a Level I fair value measurement. The investments transferred are equity securities that were previously thinly traded that now have significant levels of market activity to support quoted market prices as of June 30, 2017. For the six months ended June 30, 2016, there were no transfers between Level I and Level II fair value measurements.
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$33,410	Other	N/A	N/A
Collateralized loan obligations	164,807	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$198,217
Liabilities
Contingent consideration liability	$1,940	Discounted cash flow	Discount rate	6.4%
Total	$1,940

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$33,410	Other	N/A	N/A
Collateralized loan obligations	89,111	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$122,521
Liabilities
Contingent consideration liabilities
	$20,278	Other	N/A	N/A
	1,878	Discounted cash flow	Discount rate	6.5%
Total	$22,156

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of June 30, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$46,707	Enterprise value market multiple analysis	EBITDA multiple(2)	2.3x - 7.9x	2.5x
	61,215	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 45.0x 25.0%	36.5x 25.0%
	271	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	217,740	Discounted cash flow	Discount rate	17.0%	17.0%
	38,081	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	134,462	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	52,909	Income approach	Yield	6.0% - 14.3%	9.4%
	208	Market approach (comparable companies)	EBITDA multiple(2)	5.6x	5.6x
Derivative instruments of Consolidated Funds	2,809	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$554,402

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
The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2016:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$43,011	Enterprise value market multiple analysis	EBITDA multiple(2)	2.0x - 11.2x	2.3x
	32,598	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 40.0x 25.0%	35.0x 25.0%
	421	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	171,696	Discounted cash flow	Discount rate	20%	20%
	54,660	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	170,231	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	6,693	Enterprise value market multiple analysis	EBITDA multiple(2)	7.1x	7.1x
	5,473	Income approach	Collection rates	1.2x	1.2x
	28,595	Income approach	Yield	6.0% - 13.6%	10.9%
	24,052	Discounted cash flow	Discount rate	7.8% - 15.3%	11.1%
	1,776	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
	4,887	Recent transaction price(1)	N/A	N/A	N/A
	546	Market approach	EBITDA multiple(2)	6.1x	6.1x
Derivative instruments of Consolidated Funds	291	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$544,930
Liabilities
Derivatives instruments of Consolidated Funds	$(2,999)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(2,999)

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company's investments valued using net asset value (“NAV”) per share have terms and conditions that do not allow for redemption without certain events or approvals that are outside the Company's control. A summary of fair value by segment and the remaining unfunded commitment are presented below:

	As of June 30, 2017		As of December 31, 2016
Segment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Credit Group	$62,812	$71,352	$53,131	$30,896
Private Equity Group	217,531	329,962	181,096	96,687
Real Estate Group	79,028	55,355	71,669	35,708
Non-core investments(1)	18,458	32,435	19,819	34,500
Totals	$377,829	$489,104	$325,715	$197,791

(1) Non-core investments are held at the Company's Operations Management Group ("OMG").

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017				As of December 31, 2016
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$32,616	$384	$84,564	$3,737	$62,830	$3,171	$—	$—
Total derivatives, at fair value(2)	$32,616	$384	$84,564	$3,737	$62,830	$3,171	$—	$—

	As of June 30, 2017				As of December 31, 2016
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$—	$—	$—	$—	$25,304	$529	$—	$—
Other financial instruments	8,011	2,809	—	—	3,575	291	(204)	(2,999)
Total derivatives, at fair value(3)	8,011	2,809	—	—	28,879	820	(204)	(2,999)
Other—equity(4)	—	—	—	—	253	24	—	—
Total	$8,011	$2,809	$—	$—	$29,132	$844	$(204)	$(2,999)

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)
As of June 30, 2017, the Company had the right to, but elected not to, offset $0.4 million of its derivative assets and liabilities. As of December 31, 2016, the Company did not have any derivative liabilities to offset its derivative assets.

(3)	As of June 30, 2017 and December 31, 2016, the Consolidated Funds offset $0.1 million and $1.4 million of their derivative assets and liabilities, respectively.

(4)	Includes the fair value of warrants which are presented as equity securities within investments of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2017		As of December 31, 2016
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$135,000	2.65%	$—	—%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	244,992	4.21%	244,684	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	$35,250	35,073	3.02%	35,063	2.74%
2016 Term Loan(4)	12/21/2016	1/15/2029	$26,376	25,991	2.88%	26,037	2.66%
2017 Term Loan A(4)	3/22/2017	1/22/2028	$17,600	17,470	2.70%	N/A	N/A
2017 Term Loan B(4)	5/10/2017	10/15/2029	$35,198	35,124	2.63%	N/A	N/A
2017 Term Loan C(4)	6/22/2017	7/30/2029	$17,211	17,206	2.75%	N/A	N/A
Total debt obligations				$510,856		$305,784

(1)
The AOG entities are borrowers under the Credit Facility, which, as amended in February 2017, provides a $1.04 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2017, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

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

(4)
The 2016 and 2017 Term Loans ("Term Loans") were entered into by a subsidiary of the Company. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another term loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

Debt obligations of the Company and its subsidiaries are reflected at cost, net of debt issuance costs of the Senior Notes and Term Loans, in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2017, the Company and its subsidiaries were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs may be recorded as a reduction of the corresponding debt obligation and are amortized over the term of the obligation. The following table shows the activity of the Company's debt issuance costs:

	Credit Facility(1)	Senior Notes(2)	Term Loans(2)
Unamortized debt issuance costs as of December 31, 2016	$4,800	$1,803	$526
Debt issuance costs incurred	3,343	—	276
Amortization of debt issuance costs	(863)	(116)	(32)
Unamortized debt issuance costs as of June 30, 2017	$7,280	$1,687	$770

(1) Unamortized debt issuance costs of the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition.
(2) Unamortized debt issuance costs of the Senior Notes and Term Loans are presented on a net basis with the net carrying value of the Company’s debt obligations in the Condensed Consolidated Statements of Financial Condition.

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
As of June 30, 2017 and December 31, 2016 the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of June 30, 2017			As of December 31, 2016
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$2,914,099	$2,905,347	9.78	$2,839,779	$2,841,440	9.68
Subordinated notes(2)	257,209	188,251	10.05	284,046	189,672	9.97
Total loan obligations of Consolidated CLOs	$3,171,308	$3,093,598		$3,123,825	$3,031,112

(1)
Original borrowings under the senior secured notes totaled $3.2 billion, with various maturity dates ranging from October 2024 to April 2030. The weighted average interest rate as of June 30, 2017 was 3.72%.

(2)
Original borrowings under the subordinated notes totaled $257.2 million, with various maturity dates ranging from October 2024 to April 2030. They do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company except to the extent the debt is guaranteed by a subsidiary or if a general partner is liable for the Consolidated Fund’s liabilities under the applicable law. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2017 and December 31, 2016, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of June 30, 2017 and December 31, 2016:

			As of June 30, 2017			As of December 31, 2016
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$12,942	2.75%		$12,942	2.38%
	6/30/2018	45,686	11,422	1.55%	(2)	42,128	1.55%	(2)
	3/7/2018	71,500	50,000	2.39%		N/A	N/A
Revolving Term Loan	8/19/2019	14,286	9,361	5.55%		N/A	N/A
Total borrowings			$83,725			$55,070

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus an applicable margin.

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2017, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of June 30, 2017 and December 31, 2016, the Company had aggregate unfunded commitments of $586.5 million and $535.3 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $32.4 million and $89.2 million in commitments to funds not managed by the Company as of June 30, 2017 and December 31, 2016, respectively.
 In connection with the acquisition of EIF, contingent consideration was payable to EIF’s former membership interest holders if certain funds and co-investment vehicles met certain revenue and fee paying commitment targets during their commitment periods. The fair value of contingent consideration liabilities are reviewed on a quarterly basis and are subject to change until the liability is settled, with the related impact recorded to the Company's Condensed Consolidated Statements of Operations within other income (expense), net. Since the revenue and fee paying targets were not met, the liability associated with the EIF contingent consideration, which was $20.3 million as of December 31, 2016, was reversed in the first quarter of 2017, resulting in a $20.3 million gain.
ARCC Fee Waiver
In conjunction with the ARCC-ACAS Transaction, the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. If Part I Fees are less than $10 million in any single quarter the shortfall will not carryover to the subsequent quarters. There are nine remaining quarters as part of the fee waiver agreement, with a maximum of $90 million in potential waivers. ARCC Part I Fees are shown net of the fee waiver.

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
At June 30, 2017 and December 31, 2016, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $451.7 million and $418.3 million, respectively, of which approximately $350.5 million and $323.9 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance fees. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2017 and December 31, 2016, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of either date.
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

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, performance fees, and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that performance fees receivable are presented separately within the Condensed Consolidated Statements of Financial Condition.
The Company has investment management agreements with various funds and accounts that it manages. In accordance with these agreements, the Consolidated Funds bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Consolidated Funds.
The Company also has entered into agreements with related parties to be reimbursed for its expenses incurred for providing administrative services to such related parties, including ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., ACF FinCo I L.P, and CION Ares Diversified Credit Fund.
Employees and other related parties may be permitted to participate in co-investment vehicles that invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These employee co-investment vehicles generally do not require the participants to pay management or performance fees.
Performance fees from the funds can be distributed to professionals on a current basis, subject to repayment by the subsidiary of the Company that acts as general partner of the relevant fund in the event that certain specified return thresholds are not ultimately achieved. The professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint, and are limited to distributions received by the relevant recipient.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of June 30,	As of December 31,
	2017	2016
Due from affiliates:
Management fees receivable from non-consolidated funds	$115,437	$123,781
Payments made on behalf of and amounts due from non-consolidated funds and employees	41,935	39,155
Due from affiliates—Company	$157,372	$162,936
Amounts due from portfolio companies and non-consolidated funds	$5,503	$3,592
Due from affiliates—Consolidated Funds	$5,503	$3,592
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$5,120	$7,914
Management fees received in advance	7,720	1,788
Tax receivable agreement liability	4,748	4,748
Payments made by non-consolidated funds on behalf of and payable by the Company	6,303	3,114
Due to affiliates—Company	$23,891	$17,564

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

10. INCOME TAXES
A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI, as well as corporate subsidiaries of Ares Holdings and Ares Investments, which are U.S. corporations for tax purposes. AHI is subject to U.S. corporate tax on earnings that flow through from Ares Holdings with respect to both AOG Units and preferred units. The income of these U.S. corporations is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). The Company’s income tax provision includes corporate level income taxes and entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company had an income tax expense of $1.3 million for the three months ended June 30, 2017, and an income tax benefit of $4.4 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company had an income tax benefit of $33.0 million primarily driven by the one-time ARCC-ACAS transaction support payment compared to an income tax expense of $0.2 million for the six months ended June 30, 2016.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three and six months ended June 30, 2017 and 2016, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of June 30, 2017, the Company’s U.S. federal income tax returns for the years 2013 through 2017 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2012 to 2017. Foreign tax returns are generally subject to audit from 2011 to 2017. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

11. EARNINGS PER COMMON UNIT
Basic earnings per common unit are computed by dividing income available to common unitholders by the weighted‑average number of common units outstanding during the period. Diluted earnings per common unit are computed using the more dilutive method of either the two-class method or the treasury stock method.
For the three months ended June 30, 2017 and the three and six months ended June 30, 2016, the treasury stock method was the more dilutive method for the unvested restricted units. For the six months ended June 30, 2017, the two-class method was the more dilutive method for the unvested restricted units. No participating securities had rights to undistributed earnings during any period presented.
The computation of diluted earnings per common unit for the three and six months ended June 30, 2017 and 2016 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Options	21,155,026	23,363,784	21,244,858	23,429,835
Restricted units	39,082	64,516	14,463,590	94,363
AOG units	130,249,329	132,350,586	130,325,826	132,366,701
The following table presents the computation of basic and diluted earnings per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Ares Management, L.P. common unitholders	$44,453	$37,574	$(2,106)	$34,484
Earnings distributed to participating securities (restricted units)	(419)	(180)	(1,246)	(408)
Preferred stock dividends(1)	—	(4)	—	(8)
Net income (loss) available to common unitholders	$44,034	$37,390	$(3,352)	$34,068
Basic weighted-average common units	81,829,086	80,715,723	81,469,967	80,699,387
Basic earnings per common unit	$0.54	$0.46	$(0.04)	$0.42
Net income (loss) attributable to Ares Management, L.P. common unitholders	$44,453	$37,574	$(2,106)	$34,484
Earnings distributed to participating securities (restricted units)	—	—	(1,246)	—
Preferred stock dividends(1)	—	(4)	—	(8)
Net income (loss) available to common unitholders	$44,453	$37,570	$(3,352)	$34,476
Effect of dilutive units:
Restricted units	2,490,796	1,616,470	—	1,053,081
Diluted weighted-average common units	84,319,882	82,332,193	81,469,967	81,752,468
Diluted earnings per common unit	$0.53	$0.46	$(0.04)	$0.42

(1)	Dividends relate to the preferred shares that were issued by Ares Real Estate Holdings LLC and were redeemed on July 1, 2016.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the Ares Management, L.P. 2014 Equity Incentive Plan (the "Equity Incentive Plan"). Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year.  Accordingly, on January 1, 2017, the total number of units available for issuance under the Equity Incentive Plan increased to 30,397,280 units, and as of June 30, 2017, 24,305,433 units remain available for issuance.
Generally, unvested phantom units, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Restricted units	$14,601	$4,684	$25,818	$9,448
Options	3,931	4,547	7,413	8,460
Phantom units	385	305	775	801
Equity-based compensation expense	$18,917	$9,536	$34,006	$18,709
Restricted Units
Each restricted unit represents an unfunded, unsecured right of the holder to receive a common unit on a specific date. The restricted units generally vest and are settled in common units either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, or (iii) at a rate of one quarter per year, beginning on the first anniversary of the grant date. Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.
The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Distribution Equivalent”). For the three and six months ended June 30, 2017, Distribution Equivalents were made to the holders of restricted units in the aggregate amount of $1.8 million and $6.0 million, respectively, which are presented as distributions within the Condensed Consolidated Statement of Changes in Equity. When units are forfeited, the cumulative amount of distribution equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units’ activity during the six months ended June 30, 2017:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2017	8,058,372	$16.38
Granted	7,944,144	18.61
Vested	(1,757,514)	16.48
Forfeited	(388,694)	18.40
Balance - June 30, 2017	13,856,308	$17.58
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $199.5 million as of June 30, 2017 and is expected to be recognized over the remaining weighted average period of 3.92 years.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the six months ended June 30, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2017	22,232,134	$19.00	7.35
Granted	—	—	—
Exercised	(54,500)	19.00	—
Expired	(389,575)	19.00	—
Forfeited	(633,033)	19.00	—
Balance - June 30, 2017	21,155,026	$18.99	6.87	$—
Exercisable at June 30, 2017	7,151,023	$19.00	6.86	$—
As of June 30, 2017, there was $30.9 million of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of 1.85 years.
Phantom Units
A summary of unvested phantom unit activity during the six months ended June 30, 2017 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2017	266,138	$19.00
Vested	(87,222)	19.00
Forfeited	(7,036)	19.00
Balance - June 30, 2017	171,880	$19.00
The fair value of the phantom unit awards is remeasured at each reporting period and was $17.90 per unit as of June 30, 2017. Based on the fair value of the awards at June 30, 2017,  $2.8 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 1.84 years. During the six months ended June 30, 2017, the Company paid $1.7 million to settle any vested phantom units.

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
The following table presents each partner's AOG units and corresponding ownership interest in each of the Ares Operating Group entities as of June 30, 2017, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the three and six months ended June 30, 2017.

					Daily Average Ownership
	As of June 30, 2017		As of December 31, 2016		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2017	2016	2017	2016
Ares Management, L.P.	82,131,000	38.68%	80,814,732	38.26%	38.58%	37.88%	38.47%	37.87%
Ares Owners Holding L.P.	117,710,070	55.43%	117,928,313	55.82%	55.53%	56.25%	55.63%	56.26%
Affiliate of Alleghany Corporation	12,500,000	5.89%	12,500,000	5.92%	5.89%	5.87%	5.90%	5.87%
Total	212,341,070	100.00%	211,243,045	100%
Preferred Equity
As of June 30, 2017 and December 31, 2016, the Company had 12,400,000 units of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are payable quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit.

Secondary Offering

Pursuant to a prospectus supplement dated March 2, 2017, AREC Holdings Ltd., a wholly owned subsidiary of Abu Dhabi Investment Authority ("ADIA" or “the selling unitholder”) sold 7,500,000 units of the Company's common units through a public secondary offering. The Company did not receive any of the proceeds from the offering. The transaction closed on March 2, 2017. The Company incurred approximately $0.7 million of expenses related to the secondary offering transaction. The fees related to the secondary offering were non-operating expenses and are included in other income (expense), net in the Condensed Consolidated Statements of Operations. The selling unitholder paid the underwriting discounts and commissions and/or similar charges incurred for the sale of the common units.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the six months ended June 30, 2017, the Company reclassified certain expenses from OMG to its operating segments. Historical results have been modified to conform to the current period presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $67.4 billion of assets under management and 139 funds as of June 30, 2017. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments comprised of diversified portfolios of consumer and commercial assets. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of June 30, 2017, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $25.8 billion of assets under management as of June 30, 2017, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations. As of June 30, 2017 the group managed five corporate private equity commingled funds focused on North America and Europe and two focused on greater China, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and three special situations funds. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.8 billion of assets under management across 43 funds as of June 30, 2017. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage real estate investment trust, ACRE.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $19,143)	$112,654	$56,427	$16,479	$185,560	$—	$185,560
Other fees	5,663	338	19	6,020	—	6,020
Compensation and benefits	(44,754)	(18,388)	(9,714)	(72,856)	(30,990)	(103,846)
General, administrative and other expenses	(7,949)	(4,345)	(3,091)	(15,385)	(18,961)	(34,346)
Fee related earnings	65,614	34,032	3,693	103,339	(49,951)	53,388
Performance fees—realized	7,883	64,780	1,467	74,130	—	74,130
Performance fees—unrealized	5,093	228,747	29,789	263,629	—	263,629
Performance fee compensation—realized	(1,898)	(50,914)	(161)	(52,973)	—	(52,973)
Performance fee compensation—unrealized	(6,079)	(184,021)	(18,632)	(208,732)	—	(208,732)
Net performance fees	4,999	58,592	12,463	76,054	—	76,054
Investment income—realized	2,525	2,717	373	5,615	1,340	6,955
Investment income (loss)—unrealized	(3,450)	25,354	1,134	23,038	(2,728)	20,310
Interest and other investment income (expense)	2,958	1,983	1,534	6,475	225	6,700
Interest expense	(3,065)	(1,397)	(429)	(4,891)	(463)	(5,354)
Net investment income (loss)	(1,032)	28,657	2,612	30,237	(1,626)	28,611
Performance related earnings	3,967	87,249	15,075	106,291	(1,626)	104,665
Economic net income	$69,581	$121,281	$18,768	$209,630	$(51,577)	$158,053
Distributable earnings	$67,010	$47,973	$4,747	$119,730	$(50,038)	$69,692
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2016:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $28,999)	$109,141	$37,241	$16,230	$162,612	$—	$162,612
Other fees	550	334	435	1,319	—	1,319
Compensation and benefits	(45,937)	(15,495)	(10,633)	(72,065)	(24,988)	(97,053)
General, administrative and other expenses	(6,799)	(3,324)	(2,511)	(12,634)	(14,679)	(27,313)
Fee related earnings	56,955	18,756	3,521	79,232	(39,667)	39,565
Performance fees—realized	16,024	62,779	2,801	81,604	—	81,604
Performance fees—unrealized	16,351	105,702	1,261	123,314	—	123,314
Performance fee compensation—realized	(754)	(50,224)	(53)	(51,031)	—	(51,031)
Performance fee compensation—unrealized	(14,604)	(84,488)	(1,773)	(100,865)	—	(100,865)
Net performance fees	17,017	33,769	2,236	53,022	—	53,022
Investment income (loss)—realized	(280)	3,406	695	3,821	(31)	3,790
Investment income (loss)—unrealized	5,391	2,061	(1,067)	6,385	(11,904)	(5,519)
Interest and other investment income (expense)	8,098	8,206	36	16,340	(19)	16,321
Interest expense	(2,450)	(1,397)	(272)	(4,119)	(709)	(4,828)
Net investment income (loss)	10,759	12,276	(608)	22,427	(12,663)	9,764
Performance related earnings	27,776	46,045	1,628	75,449	(12,663)	62,786
Economic net income	$84,731	$64,801	$5,149	$154,681	$(52,330)	$102,351
Distributable earnings	$73,342	$40,310	$7,781	$121,433	$(44,613)	$76,820

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $52,400)	$234,001	$96,246	$32,094	$362,341	$—	$362,341
Other fees	10,166	678	10	10,854	—	10,854
Compensation and benefits	(96,096)	(31,606)	(19,450)	(147,152)	(57,304)	(204,456)
General, administrative and other expenses	(15,915)	(8,543)	(5,822)	(30,280)	(38,349)	(68,629)
Fee related earnings	132,156	56,775	6,832	195,763	(95,653)	100,110
Performance fees—realized	16,661	64,780	1,494	82,935	—	82,935
Performance fees—unrealized	8,029	260,984	43,877	312,890	—	312,890
Performance fee compensation—realized	(7,183)	(50,914)	(177)	(58,274)	—	(58,274)
Performance fee compensation—unrealized	(7,537)	(209,526)	(27,070)	(244,133)	—	(244,133)
Net performance fees	9,970	65,324	18,124	93,418	—	93,418
Investment income—realized	2,843	3,296	2,156	8,295	3,199	11,494
Investment income (loss)—unrealized	1,139	33,900	690	35,729	(4,135)	31,594
Interest and other investment income	2,939	2,135	1,353	6,427	1,099	7,526
Interest expense	(5,523)	(2,910)	(861)	(9,294)	(939)	(10,233)
Net investment income (loss)	1,398	36,421	3,338	41,157	(776)	40,381
Performance related earnings	11,368	101,745	21,462	134,575	(776)	133,799
Economic net income	$143,524	$158,520	$28,294	$330,338	$(96,429)	$233,909
Distributable earnings	$131,282	$69,887	$7,860	$209,029	$(98,428)	$110,601
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2016:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $57,624)	$216,388	$75,917	$32,975	$325,280	$—	$325,280
Other fees	659	674	693	2,026	—	2,026
Compensation and benefits	(89,846)	(29,859)	(21,868)	(141,573)	(51,265)	(192,838)
General, administrative and other expenses	(12,109)	(6,564)	(5,952)	(24,625)	(31,230)	(55,855)
Fee related earnings	115,092	40,168	5,848	161,108	(82,495)	78,613
Performance fees—realized	22,202	62,779	2,972	87,953	—	87,953
Performance fees—unrealized	(12,696)	93,279	5,383	85,966	—	85,966
Performance fee compensation—realized	(2,737)	(50,224)	(53)	(53,014)	—	(53,014)
Performance fee compensation—unrealized	1,833	(75,379)	(4,006)	(77,552)	—	(77,552)
Net performance fees	8,602	30,455	4,296	43,353	—	43,353
Investment income (loss)—realized	(198)	3,374	563	3,739	(88)	3,651
Investment income (loss)—unrealized	3,796	(8,096)	1,732	(2,568)	(11,519)	(14,087)
Interest and other investment income (expense)	15,677	8,115	928	24,720	(68)	24,652
Interest expense	(4,898)	(2,802)	(546)	(8,246)	(1,437)	(9,683)
Net investment income (loss)	14,377	591	2,677	17,645	(13,112)	4,533
Performance related earnings	22,979	31,046	6,973	60,998	(13,112)	47,886
Economic net income	$138,071	$71,214	$12,821	$222,106	$(95,607)	$126,499
Distributable earnings	$139,815	$58,681	$10,459	$208,955	$(90,854)	$118,101

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (expense):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment Revenues
Management fees (includes ARCC Part I Fees of $19,143, $52,400 and $28,999, $57,624 for the three and six months ended June 30, 2017 and 2016, respectively)	$185,560	$162,612	$362,341	$325,280
Other fees	6,020	1,319	10,854	2,026
Performance fees—realized	74,130	81,604	82,935	87,953
Performance fees—unrealized	263,629	123,314	312,890	85,966
Total segment revenues	$529,339	$368,849	$769,020	$501,225
Segment Expenses
Compensation and benefits	$72,856	$72,065	$147,152	$141,573
General, administrative and other expenses	15,385	12,634	30,280	24,625
Performance fee compensation—realized	52,973	51,031	58,274	53,014
Performance fee compensation—unrealized	208,732	100,865	244,133	77,552
Total segment expenses	$349,946	$236,595	$479,839	$296,764
Other Income (Expense)
Investment income (loss)—realized	$5,615	$3,821	$8,295	$3,739
Investment income (loss)—unrealized	23,038	6,385	35,729	(2,568)
Interest and other investment income (expense)	6,475	16,340	6,427	24,720
Interest expense	(4,891)	(4,119)	(9,294)	(8,246)
Total other income (expense)	$30,237	$22,427	$41,157	$17,645

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total segment revenue	$529,339	$368,849	$769,020	$501,225
Revenue of Consolidated Funds eliminated in consolidation	(4,310)	(4,842)	(11,916)	(7,453)
Administrative fees(1)	9,132	6,544	18,738	13,366
Performance fees reclass(2)	(217)	(1,016)	(241)	(1,588)
Revenue of non-controlling interests in consolidated subsidiaries(3)	(54)	—	(54)	—
Total consolidated adjustments and reconciling items	4,551	686	6,527	4,325
Total consolidated revenue	$533,890	$369,535	$775,547	$505,550

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

(3)	Adjustments for administrative fees reimbursed and other revenue items attributable to certain of our joint venture partners.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total segment expenses	$349,946	$236,595	$479,839	$296,764
Expenses of Consolidated Funds added in consolidation	8,825	5,288	19,334	11,267
Expenses of Consolidated Funds eliminated in consolidation	(4,303)	(4,589)	(10,901)	(10,341)
Administrative fees(1)	9,132	6,544	18,738	13,366
OMG expenses	49,951	39,667	95,653	82,495
Acquisition and merger-related expenses	724	85	276,060	353
Equity compensation expense	18,917	9,536	34,006	18,709
Placement fees and underwriting costs	6,383	1,754	9,822	2,684
Amortization of intangibles	5,274	7,121	10,549	14,384
Depreciation expense	2,774	1,934	5,990	3,792
Expenses of non-controlling interests in consolidated subsidiaries(2)	574	—	574	—
Total consolidation adjustments and reconciling items	98,251	67,340	459,825	136,709
Total consolidated expenses	$448,197	$303,935	$939,664	$433,473

(1)
Represents administrative fees that are presented in administrative and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)	Adjustments to eliminate costs being borne by certain of our joint venture partners.
The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total other income (expense)	$30,237	$22,427	$41,157	$17,645
Other income (expense) from Consolidated Funds added in consolidation, net	(3,150)	7,168	35,295	(15,635)
Other income (expense) from Consolidated Funds eliminated in consolidation, net	3,731	(566)	(6,874)	11,673
Other income of non-controlling interests in consolidated subsidiaries(1)	5	—	5	—
OMG other expense	(1,626)	(12,663)	(776)	(13,112)
Performance fee reclass(2)	217	1,016	241	1,588
Changes in fair value of contingent consideration	(32)	24	20,216	(204)
Offering costs	5	—	(655)	—
Total consolidation adjustments and reconciling items	(850)	(5,021)	47,452	(15,690)
Total consolidated other income	$29,387	$17,406	$88,609	$1,955

(1)	Adjustments to eliminate costs being borne by certain of our joint venture partners.

(2)
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI, FRE, PRE and DE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Economic net income
Income (loss) before taxes	$115,080	$83,006	$(75,508)	$74,032
Adjustments:
Amortization of intangibles	5,274	7,121	10,549	14,384
Depreciation expense	2,774	1,934	5,990	3,792
Equity compensation expenses	18,917	9,536	34,006	18,709
Acquisition and merger-related expenses	756	61	255,844	557
Placement fees and underwriting costs	6,383	1,754	9,822	2,684
OMG expenses, net	51,577	52,330	96,429	95,607
Offering costs	(5)	—	655	—
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries(1)	623	—	623	—
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	8,251	(1,061)	(8,072)	12,341
Total consolidation adjustments and reconciling items	94,550	71,675	405,846	148,074
Economic net income	209,630	154,681	330,338	222,106
Total performance fees income - realized	(74,130)	(81,604)	(82,935)	(87,953)
Total performance fees income - unrealized	(263,629)	(123,314)	(312,890)	(85,966)
Total performance fee compensation - realized	52,973	51,031	58,274	53,014
Total performance fee compensation - unrealized	208,732	100,865	244,133	77,552
Total investment income	(30,237)	(22,427)	(41,157)	(17,645)
Fee related earnings	103,339	79,232	195,763	161,108
Performance fees—realized	74,130	81,604	82,935	87,953
Performance fee compensation—realized	(52,973)	(51,031)	(58,274)	(53,014)
Investment and other income (expense) realized, net	4,522	14,657	5,907	18,828
Additional adjustments:
Dividend equivalent(2)	(1,520)	(706)	(4,201)	(1,390)
One-time acquisition costs(2)	(11)	(12)	(23)	(282)
Income tax expense(2)	(381)	(249)	(607)	(481)
Non-cash items	322	683	136	847
Placement fees and underwriting costs(2)	(6,383)	(1,747)	(9,822)	(2,685)
Depreciation and amortization(2)	(1,315)	(998)	(2,785)	(1,929)
Distributable earnings	$119,730	$121,433	$209,029	$208,955
Performance related earnings
Economic net income	$209,630	$154,681	$330,338	$222,106
Less: fee related earnings	(103,339)	(79,232)	(195,763)	(161,108)
Performance related earnings	$106,291	$75,449	$134,575	$60,998

(1)	Adjustments to eliminate costs being borne by certain of our joint venture partners.

(2)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

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
The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of June 30,	As of December 31,
	2017	2016
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$371,688	$268,950
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$140,478	$153,746
Assets of consolidated VIEs	$3,936,175	$3,822,010
Liabilities of consolidated VIEs	$3,471,917	$3,360,329

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$(8,647)	$1,054	$7,208	$(10,925)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

CONSOLIDATING SCHEDULES
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of June 30, 2017 and December 31, 2016 and results from operations for the three and six months ended June 30, 2017 and 2016.

	As of June 30, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$137,256	$—	$—	$137,256
Investments (includes fair value investments of $577,280)	739,159	—	(140,478)	598,681
Performance fees receivable	1,085,407	—	(2,632)	1,082,775
Due from affiliates	162,380	—	(5,008)	157,372
Deferred tax asset, net	39,080	—	—	39,080
Other assets	101,520	—	—	101,520
Intangible assets, net	47,766	—	—	47,766
Goodwill	143,824	—	—	143,824
Assets of Consolidated Funds
Cash and cash equivalents	—	424,652	—	424,652
Investments, at fair value	—	3,441,802	—	3,441,802
Due from affiliates	—	5,503	—	5,503
Dividends and interest receivable	—	6,797	—	6,797
Receivable for securities sold	—	52,494	—	52,494
Other assets	—	4,927	—	4,927
Total assets	$2,456,392	$3,936,175	$(148,118)	$6,244,449
Liabilities
Accounts payable, accrued expenses and other liabilities	$84,745	$—	$—	$84,745
Accrued compensation	89,100	—	—	89,100
Due to affiliates	23,891	—	—	23,891
Performance fee compensation payable	844,789	—	—	844,789
Debt obligations	510,856	—	—	510,856
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	33,638	—	33,638
Due to affiliates	—	7,639	(7,639)	—
Payable for securities purchased	—	231,634	—	231,634
CLO loan obligations, at fair value	—	3,115,281	(21,683)	3,093,598
Fund borrowings	—	83,725	—	83,725
Total liabilities	1,553,381	3,471,917	(29,322)	4,995,976
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	464,258	(118,796)	345,462
Non-controlling interest in Ares Operating Group entities	333,641	—	—	333,641
Controlling interest in Ares Management, L.P.:
Partners' Capital (82,131,000 units issued and outstanding)	278,012	—	—	278,012
Accumulated other comprehensive loss, net of tax	(7,403)	—	—	(7,403)
Total controlling interest in Ares Management, L.P.	270,609	—	—	270,609
Total equity	903,011	464,258	(118,796)	1,248,473
Total liabilities and equity	$2,456,392	$3,936,175	$(148,118)	$6,244,449

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$342,861	$—	$—	$342,861
Investments (includes fair value investments of $448,336)	622,215	—	(153,744)	468,471
Performance fees receivable	767,429	—	(8,330)	759,099
Due from affiliates	169,252	—	(6,316)	162,936
Deferred tax asset, net	6,731	—	—	6,731
Other assets	65,565	—	—	65,565
Intangible assets, net	58,315	—	—	58,315
Goodwill	143,724	—	—	143,724
Assets of Consolidated Funds
Cash and cash equivalents	—	455,280	—	455,280
Investments, at fair value	—	3,330,203	—	3,330,203
Due from affiliates	—	3,592	—	3,592
Dividends and interest receivable	—	8,479	—	8,479
Receivable for securities sold	—	21,955	—	21,955
Other assets	—	2,501	—	2,501
Total assets	$2,176,092	$3,822,010	$(168,390)	$5,829,712
Liabilities
Accounts payable, accrued expenses and other liabilities	$83,336	$—	$—	$83,336
Accrued compensation	131,736	—	—	131,736
Due to affiliates	17,959	—	(395)	17,564
Performance fee compensation payable	598,050	—	—	598,050
Debt obligations	305,784	—	—	305,784
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	21,056	—	21,056
Due to affiliates	—	10,599	(10,599)	—
Payable for securities purchased	—	208,742	—	208,742
CLO loan obligations, at fair value	—	3,064,862	(33,750)	3,031,112
Fund borrowings	—	55,070	—	55,070
Total liabilities	1,136,865	3,360,329	(44,744)	4,452,450
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	461,681	(123,646)	338,035
Non-controlling interest in Ares Operating Group entities	447,615	—	—	447,615
Controlling interest in Ares Management, L.P.:
Partners' Capital (80,814,732 units issued and outstanding)	301,790	—	—	301,790
Accumulated other comprehensive loss, net of tax	(8,939)	—	—	(8,939)
Total controlling interest in Ares Management, L.P.	292,851	—	—	292,851
Total equity	1,039,227	461,681	(123,646)	1,377,262
Total liabilities and equity	$2,176,092	$3,822,010	$(168,390)	$5,829,712

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended June 30, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $19,143)	$185,560	$—	$(4,792)	$180,768
Performance fees	337,542	—	482	338,024
Administrative and other fees	15,098	—	—	15,098
Total revenues	538,200	—	(4,310)	533,890
Expenses
Compensation and benefits	131,219	—	—	131,219
Performance fee compensation	261,705	—	—	261,705
General, administrative and other expense	50,751	—	—	50,751
Expenses of the Consolidated Funds	—	8,825	(4,303)	4,522
Total expenses	443,675	8,825	(4,303)	448,197
Other income (expense)
Investment income and net interest expense (includes interest expense of $5,354)	(1,497)	—	(755)	(2,252)
Other income, net	2,822	—	—	2,822
Net realized and unrealized gain on investments	27,481	—	2,598	30,079
Investment income and net interest income of the Consolidated Funds (includes interest expense of $26,875)	—	(4,103)	15,554	11,451
Net realized and unrealized loss on investments of the Consolidated Funds	—	953	(13,666)	(12,713)
Total other income	28,806	(3,150)	3,731	29,387
Income (loss) before taxes	123,331	(11,975)	3,724	115,080
Income tax expense (benefit)	857	396	—	1,253
Net income (loss)	122,474	(12,371)	3,724	113,827
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(12,371)	3,724	(8,647)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	72,596	—	—	72,596
Net income attributable to Ares Management, L.P.	49,878	—	—	49,878
Less: Preferred equity distributions paid	5,425	—	—	5,425
Net income attributable to Ares Management, L.P. common unitholders	$44,453	$—	$—	$44,453

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended June 30, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $28,999)	$162,612	$—	$(4,091)	$158,521
Performance fees	203,902	—	(751)	203,151
Administrative and other fees	7,863	—	—	7,863
Total revenues	374,377	—	(4,842)	369,535
Expenses
Compensation and benefits	112,654	—	—	112,654
Performance fee compensation	151,896	—	—	151,896
General, administrative and other expense	38,686	—	—	38,686
Expenses of the Consolidated Funds	—	5,288	(4,589)	699
Total expenses	303,236	5,288	(4,589)	303,935
Other income (expense)
Investment income and net interest and investment income (includes interest expense of $4,828)	5,845	—	(852)	4,993
Other income, net	5,673	—	—	5,673
Net realized and unrealized loss on investments	(714)	—	(2,437)	(3,151)
Investment income and net interest income of the Consolidated Funds (includes interest expense of $18,607)	—	8,336	1,354	9,690
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	—	(1,168)	1,369	201
Total other income	10,804	7,168	(566)	17,406
Income before taxes	81,945	1,880	(819)	83,006
Income tax expense (benefit)	(4,441)	7	—	(4,434)
Net income	86,386	1,873	(819)	87,440
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	1,873	(819)	1,054
Less: Net income attributable to redeemable interests in Ares Operating Group entities	339	—	—	339
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	48,473	—	—	48,473
Net income attributable to Ares Management, L.P. common unitholders	$37,574	$—	$—	$37,574

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Six Months Ended June 30, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $52,400)	$362,341	$—	$(9,528)	$352,813
Performance fees	395,584	—	(2,388)	393,196
Administrative and other fees	29,538	—	—	29,538
Total revenues	787,463	—	(11,916)	775,547
Expenses
Compensation and benefits	255,558	—	—	255,558
Performance fee compensation	302,407	—	—	302,407
General, administrative and other expense	98,089	—	—	98,089
Transaction support expense	275,177	—	—	275,177
Expenses of the Consolidated Funds	—	19,334	(10,901)	8,433
Total expenses	931,231	19,334	(10,901)	939,664
Other income (expense)
Investment income and net interest expense (includes interest expense of $10,233)	(2,458)	—	(1,929)	(4,387)
Other income, net	19,318	—	—	19,318
Net realized and unrealized gain on investments	43,328	—	(10,594)	32,734
Investment income and net interest income of the Consolidated Funds (includes interest expense of $58,197)	—	3,903	17,718	21,621
Net realized and unrealized income on investments of the Consolidated Funds	—	31,392	(12,069)	19,323
Total other income	60,188	35,295	(6,874)	88,609
Income (loss) before taxes	(83,580)	15,961	(7,889)	(75,508)
Income tax expense (benefit)	(33,875)	864	—	(33,011)
Net income (loss)	(49,705)	15,097	(7,889)	(42,497)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	15,097	(7,889)	7,208
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(58,449)	—	—	(58,449)
Net income attributable to Ares Management, L.P.	8,744	—	—	8,744
Less: Preferred equity distributions paid	10,850	—	—	10,850
Net loss attributable to Ares Management, L.P. common unitholders	$(2,106)	$—	$—	$(2,106)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Six Months Ended June 30, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $57,624)	$325,280	$—	$(8,326)	$316,954
Performance fees	172,331	—	873	173,204
Administrative and other fees	15,392	—	—	15,392
Total revenues	513,003	—	(7,453)	505,550
Expenses
Compensation and benefits	223,333	—	—	223,333
Performance fee compensation	130,566	—	—	130,566
General, administrative and other expense	78,648	—	—	78,648
Expenses of the Consolidated Funds	—	11,267	(10,341)	926
Total expenses	432,547	11,267	(10,341)	433,473
Other income (expense)
Investment income and net interest income (includes interest expense of $9,683)	3,852	—	(2,218)	1,634
Other income, net	10,914	—	—	10,914
Net realized and unrealized gain (loss) on investments	(8,849)	—	10,840	1,991
Investment income and net interest income of the Consolidated Funds (includes interest expense of $41,056)	—	13,610	3,412	17,022
Net realized and unrealized loss on investments of the Consolidated Funds	—	(29,245)	(361)	(29,606)
Total other income (expense)	5,917	(15,635)	11,673	1,955
Income (loss) before taxes	86,373	(26,902)	14,561	74,032
Income tax expense (benefit)	1,647	(1,416)	—	231
Net income (loss)	84,726	(25,486)	14,561	73,801
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(25,486)	14,561	(10,925)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	349	—	—	349
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	49,893	—	—	49,893
Net income attributable to Ares Management, L.P. common unitholders	$34,484	$—	$—	$34,484

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2017 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
In August 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.31 per common unit to common unitholders of record at the close of business on August 18, 2017, with a payment date of September 1, 2017.

In August 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.4375 per preferred equity unit to preferred equity unitholders of record at the close of business on September 15, 2017, with a payment date of September 30, 2017.

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

Our Business
We are a leading global alternative asset manager that operates through three distinct but complementary investment groups, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2017, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues consist primarily of management fees and performance fees, as well as investment income and administrative expense reimbursements. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Performance fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements and represent either an incentive fee or carried interest. Other income (expense) typically represents the investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from the investments of the Company and the Consolidated Funds, as well as interest expense. We provide administrative services to certain of our affiliated funds that are presented within administrative and other fees for GAAP reporting, but are presented net of respective expenses for segment reporting purposes. We also receive transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. In accordance with GAAP, we are required to consolidate those funds in which we hold a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, other income, realized and unrealized performance fees, and net investment income. Our segment expenses consist of compensation and benefits, net of administrative fees, general, administrative and other expenses, net of administrative fees, as well as realized and unrealized performance fee compensation.
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, as approximately 76% of our assets under management were in funds with a contractual life of three years or more and approximately 51% were in funds with a contractual life of seven years or more. As of June 30, 2017, our funds have a stable base of committed capital enabling us to invest in assets with a long term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.
Credit markets continued to advance through the second quarter of 2017 in the face of a number of headwinds as improving corporate fundamentals, declining treasury yields and benign macroeconomic volatility supported investor sentiment. Healthy corporate fundamentals coupled with macroeconomic strength enabled the Federal Reserve to raise the federal funds rate by an additional 0.25%, marking the second rate increase in 2017 and the third since December 2016. The yield curve continued to flatten during the second quarter of 2017 as headline inflation figures remained low and demand for longer dated bonds remained elevated. Consequently, the high yield market experienced strong returns of 2.14% as measured by the BofA Merrill Lynch U.S. High Yield Master II Index for the second quarter of 2017, as longer duration assets benefited from the decline in 10-year Treasury yields. With short-term rates on the rise, demand for floating rate assets and robust CLO issuance continued to support the leveraged loan market, which returned 0.75% during the second quarter of 2017 according to the Credit Suisse Leveraged Loan Index. As the second quarter came to a close, a dramatic shift in sentiment caused a spike in 10-year Treasury yields as revisions for better than expected domestic growth reverberated throughout the market. Additionally, renewed fears of oversupply in the oil markets emerged toward the end of the second quarter of 2017 leading to “quiet volatility” in credit markets as prices reacted to moves in the oil market.
Despite significant geopolitical activity, European credit markets exhibited strong performance in the second quarter of 2017 with the BofA Merrill Lynch European High Yield Index and the Credit Suisse Western European Leveraged Loan Index gaining 2.37% and 1.34%, respectively. The combination of the election in France, the special election in Britain and a decrease in the Eurozone’s jobless rate to a seven-year low has been positive for a region that has endured sluggish economic expansion since the Financial Crisis. Similar to the U.S., while the macroeconomic backdrop in Europe has improved, inflationary data continues to remain low and well below the 2% target set by the European Central Bank (“ECB”) and struggled to achieve despite years of stimulus measures. Nonetheless, the ECB President signaled at the end of June 2017 that policy makers may start winding down their bond purchases, potentially ending years of accommodative monetary policy. The result has caused a definitive sell off in global bonds and an increase in yields as investors prepare for official policy changes heading into the third quarter of 2017.
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
ARCC and American Capital, Ltd. Merger Agreement

On January 3, 2017, ARCC completed its acquisition of American Capital, Ltd. ("ACAS") pursuant to a definitive merger agreement entered into in May 2016 (the "ARCC-ACAS Transaction"). To support the ARCC-ACAS Transaction, we, through our subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, provided $275.2 million of cash consideration to ACAS shareholders upon the closing of the ARCC-ACAS Transaction in accordance with the terms and conditions of the merger agreement. In addition, we agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. We received a favorable private letter ruling from the IRS in the second quarter of 2017 which supports the full deductibility of the $275.2 million support payment in the 2017 tax year.
Consolidation and Deconsolidation of Ares Funds
Pursuant to GAAP, we consolidate the Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 4.4% of our AUM as of June 30, 2017, 2.6% of our management fees and 0.6% of our performance fees for the six months ended June 30, 2017. As of June 30, 2017, we consolidated seven CLOs and nine private funds, and as of June 30, 2016, we consolidated five CLOs and nine private funds.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three and six months ended June 30, 2017 and 2016. Further, the consolidation of these funds may impact our management fees and performance fees reported under GAAP to the extent these fees are eliminated upon consolidation.  For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no direct net effect on the net income attributable to us. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as non-controlling interests in the Consolidated Funds in our condensed consolidated financial statements.
We generally deconsolidate funds we advise and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2017, there were no entities liquidated or dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
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

The tables below provide the period-to-period rollforwards of our total AUM by segment for the three months ended June 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2017	$65,231	$24,653	$9,941	$99,825
Net new par/equity commitments	2,083	281	502	2,866
Net new debt commitments	2,267	—	236	2,503
Distributions	(3,446)	(660)	(168)	(4,274)
Change in fund value	1,312	1,496	281	3,089
Balance at 6/30/2017	$67,447	$25,770	$10,792	$104,009
Average AUM(1)	$66,341	$25,212	$10,368	$101,921

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2016	$58,263	$25,061	$10,183	$93,507
Net new par/equity commitments	2,639	35	400	3,074
Net new debt commitments	1,242	—	100	1,342
Distributions	(2,025)	(859)	(562)	(3,446)
Change in fund value	206	577	3	786
Balance at 6/30/2016	$60,325	$24,814	$10,124	$95,263
Average AUM(1)	$59,295	$24,938	$10,155	$94,388

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period-to-period rollforwards of our total AUM by segment for the six months ended June 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2016	$60,466	$25,041	$9,752	$95,259
Acquisitions	3,605	—	—	3,605
Net new par/equity commitments	4,354	323	521	5,198
Net new debt commitments	2,736	—	509	3,245
Distributions	(5,656)	(1,303)	(375)	(7,334)
Change in fund value	1,942	1,709	385	4,036
Balance at 6/30/2017	$67,447	$25,770	$10,792	$104,009
Average AUM(1)	$64,381	$25,154	$10,162	$99,697

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2015	$60,386	$22,978	$10,269	$93,633
Net new par/equity commitments	3,125	2,154	514	5,793
Net new debt commitments	1,542	—	100	1,642
Distributions	(5,605)	(899)	(868)	(7,372)
Change in fund value	877	581	109	1,567
Balance at 6/30/2016	$60,325	$24,814	$10,124	$95,263
Average AUM(1)	$59,658	$24,284	$10,192	$94,134

(1) Represents the quarterly average of beginning and ending balances.
Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

The graphs below present our Incentive Generating AUM and Incentive Eligible AUM by segment as of June 30, 2017 and 2016 (in millions):

Credit	Private Equity	Real Estate

As of June 30, 2017 and 2016, our uninvested AUM, which we refer to as dry powder, was $24.8 billion and $24.3 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.
Fee Paying Assets Under Management
The following components generally comprise our FPAUM:

•
The amount of limited partner, third party capital commitments and debt commitments eligible to pay management fees for certain closed-end funds within the reinvestment period in the Credit Group, funds in the Private Equity Group and certain private funds in the Real Estate Group;

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

The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the three months ended June 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2017	$45,696	$17,182	$6,357	$69,235
Commitments	1,251	281	390	1,922
Subscriptions/deployment/increase in leverage	1,265	456	154	1,875
Redemptions/distributions/decrease in leverage	(2,684)	(570)	(96)	(3,350)
Change in fund value	756	(57)	85	784
Change in fee basis	225	—	(236)	(11)
FPAUM Balance at 6/30/2017	$46,509	$17,292	$6,654	$70,455
Average FPAUM(1)	$46,103	$17,238	$6,506	$69,847

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2016	$39,605	$12,008	$6,674	$58,287
Commitments	1,060	—	59	1,119
Subscriptions/deployment/increase in leverage	987	30	233	1,250
Redemptions/distributions/decrease in leverage	(1,300)	(102)	(228)	(1,630)
Change in fund value	234	(58)	(80)	96
Change in fee basis	—	(25)	(14)	(39)
FPAUM Balance at 6/30/2016	$40,586	$11,853	$6,644	$59,083
Average FPAUM(1)	$40,097	$11,931	$6,659	$58,687

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the six months ended June 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2016	$42,709	$11,314	$6,540	$60,563
Acquisitions	2,789	—	—	2,789
Commitments	1,783	7,922	390	10,095
Subscriptions/deployment/increase in leverage	2,282	837	207	3,326
Redemptions/distributions/decrease in leverage	(4,503)	(918)	(270)	(5,691)
Change in fund value	1,224	(336)	71	959
Change in fee basis	225	(1,527)	(284)	(1,586)
FPAUM Balance at 6/30/2017	$46,509	$17,292	$6,654	$70,455
Average FPAUM(1)	$44,971	$15,262	$6,517	$66,750

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2015	$39,925	$12,462	$6,757	$59,144
Commitments	1,271	—	173	1,444
Subscriptions/deployment/increase in leverage	1,830	22	266	2,118
Redemptions/distributions/decrease in leverage	(2,981)	(161)	(388)	(3,530)
Change in fund value	601	(168)	(41)	392
Change in fee basis	(60)	(302)	(123)	(485)
FPAUM Balance at 6/30/2016	$40,586	$11,853	$6,644	$59,083
Average FPAUM(1)	$40,039	$12,108	$6,692	$58,839

(1) Represents the quarterly average of beginning and ending balances.
Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis as of June 30, 2017 and 2016 (in millions):

FPAUM: $59,083	FPAUM: $70,455

The components of our AUM, including the portion that is FPAUM, are presented below as of June 30, 2017 and 2016 (in millions):

AUM: $95,263	AUM: $104,009
(1) Includes $6.4 billion and $8.7 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2017 and 2016, respectively.

Fund Performance Metrics
Fund performance information for our investment funds that are considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the six months ended June 30, 2017 or comprised at least 1% of the Company’s total FPAUM as of June 30, 2017, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in the Company is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Results of Operations
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2017 and 2016. We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $19,143, $52,400 and $28,999, $57,624 for the three and six months ended June 30, 2017 and 2016, respectively)	$180,768	$158,521	$22,247	14%	$352,813	$316,954	$35,859	11%
Performance fees	338,024	203,151	134,873	66%	393,196	173,204	219,992	127%
Administrative and other fees	15,098	7,863	7,235	92%	29,538	15,392	14,146	92%
Total revenues	533,890	369,535	164,355	44%	775,547	505,550	269,997	53%
Expenses
Compensation and benefits	131,219	112,654	(18,565)	(16)%	255,558	223,333	(32,225)	(14)%
Performance fee compensation	261,705	151,896	(109,809)	(72)%	302,407	130,566	(171,841)	(132)%
General, administrative and other expenses	50,751	38,686	(12,065)	(31)%	98,089	78,648	(19,441)	(25)%
Transaction support expense	—	—	—	NM	275,177	—	(275,177)	NM
Expenses of the Consolidated Funds	4,522	699	(3,823)	NM	8,433	926	(7,507)	NM
Total expenses	448,197	303,935	(144,262)	(47)%	939,664	433,473	(506,191)	(117)%
Other income (expense)
Investment income and net interest income (expense) (includes interest expense of $5,354, $10,233 and $4,828, $9,683 for the three and six months ended June 30, 2017 and 2016, respectively)	(2,252)	4,993	(7,245)	NM	(4,387)	1,634	(6,021)	NM
Other income, net	2,822	5,673	(2,851)	(50)%	19,318	10,914	8,404	77%
Net realized and unrealized gain (loss) on investments	30,079	(3,151)	33,230	NM	32,734	1,991	30,743	NM
Investment income and net interest income of the Consolidated Funds (includes interest expense of $26,875, $58,197 and $18,607, $41,056 for the three and six months ended June 30, 2017 and 2016, respectively)	11,451	9,690	1,761	18%	21,621	17,022	4,599	27%
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	(12,713)	201	(12,914)	NM	19,323	(29,606)	48,929	NM
Total other income	29,387	17,406	11,981	69%	88,609	1,955	86,654	NM
Income (loss) before taxes	115,080	83,006	32,074	39%	(75,508)	74,032	(149,540)	NM
Income tax expense (benefit)	1,253	(4,434)	(5,687)	NM	(33,011)	231	33,242	NM
Net income (loss)	113,827	87,440	26,387	30%	(42,497)	73,801	(116,298)	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(8,647)	1,054	(9,701)	NM	7,208	(10,925)	18,133	NM
Less: Net income attributable to redeemable interests in Ares Operating Group entities	—	339	(339)	NM	—	349	(349)	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	72,596	48,473	24,123	50%	(58,449)	49,893	(108,342)	NM
Net income attributable to Ares Management, L.P.	49,878	37,574	12,304	33%	8,744	34,484	(25,740)	(75)%
Less: Preferred equity distributions paid	5,425	—	(5,425)	NM	10,850	—	(10,850)	NM
Net income (loss) attributable to Ares Management, L.P. common unitholders	$44,453	$37,574	6,879	18%	$(2,106)	$34,484	(36,590)	NM

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our consolidated results of operations for the three and six months ended June 30, 2017 compared to 2016. Additional details behind the fluctuations attributable to a particular segment are included in "—Results of Operations by Segment" for each of the segments.
Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Revenues
Management Fees.  Total management fees increased by $22.2 million, or 14%, to $180.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $35.9 million, or 11%, to $352.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases are primarily attributed to fees generated by our Private Equity Group funds, including the launch of Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) and an increase in management fees generated by Ares Energy Investors Fund V, L.P. ("EIF V"), which included one time catch-up fees of $5.5 million and $5.8 million in the current three and six month periods, respectively. Within the Credit Group, base management fees generated by ARCC increased proportionally with fee paying assets attributable to ARCC's acquisition of ACAS, but were mostly offset by a reduction in ARCC Part I Fees in accordance with the $10 million fee waiver under the ARCC-ACAS Transaction agreement, which became effective in the second quarter of 2017. Management fees generated by our Real Estate Group remained consistent for the comparative periods.
Performance Fees.  Performance fees increased by $134.9 million to $338.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $220.0 million to $393.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Including the impact of Consolidated Funds, the Private Equity Group and the Real Estate Group had increases in performance fees of $125.3 million and $28.0 million, respectively, for the three month comparative periods, partially offset by a $18.4 million decrease in fees from the Credit Group for the same period. For the six months ended June 30, 2017, including the impact of Consolidated Funds, performance fees attributable to the Private Equity Group, Real Estate Group and Credit Group increased by $165.8 million, $38.4 million and $15.8 million, respectively, compared to the six months ended June 30, 2016. For more detail regarding the fluctuations of performance fees within each of the segments, see "—Results of Operations by Segment" for each of the segments.
Administrative and Other Fees.  Administrative fees and other fees increased by $7.2 million, or 92%, to $15.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $14.1 million, or 92%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the current year periods were primarily due to an increase in fees associated with certain funds within the Credit Group, from which we earned transaction fees of $4.8 million and $8.8 million for the three and six months ended June 30, 2017, respectively. We began to recognize fees based on transactions in the fourth quarter of 2016, which we expect to continue in future periods but at a diminishing rate as capital is fully deployed. In addition, administrative fees included $8.5 million and $17.1 million of compensation and benefits expense reimbursements for the three and six months ended June 30, 2017, respectively, of which $2.6 million and $5.5 million, respectively, are related to temporary employees that are assisting with the integration of ACAS into ARCC. Comparatively, administrative fee reimbursements offsetting compensation and benefits were $6.1 million and $11.8 million for the three and six months ended June 30, 2016.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $18.6 million, or 16%, to $131.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $32.2 million, or 14%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. For the three and six months ended June 30, 2017, compensation and benefits expenses increased due to an increase in headcount, including an additional $5.7 million and $11.2 million, respectively, attributable to employees hired in connection with ARCC's acquisition of ACAS, of which $3.4 million and $6.4 million, respectively, related to temporary employees assisting with the integration. In addition, equity compensation increased $9.4 million and $15.3 million for the three and six months ended June 30, 2017 compared to the respective prior year periods due to additional restricted stock units granted in the current year.
Performance Fee Compensation.  Performance fee compensation increased by $109.8 million to $261.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $171.8 million to $302.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The change in performance fee compensation expense directly correlates with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $12.1 million, or 31%, to $50.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $19.4 million, or 25%, to $98.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Payments to professional service providers increased by $4.7 million and $7.5 million for the three and six months ended June 30, 2017, respectively, compared to the prior year periods due to several information technology initiatives to support various system implementations, process improvement initiatives and new fund structuring costs. In addition, placement fees increased $5.5 million and $7.8 million for the three and six months ended June 30, 2017, respectively, compared to the prior year respective periods, primarily due to three funds within our Credit Group during the current six month period. Also impacting the six months ended June 30, 2017 was a $2.5 million one-time non-income tax paid during the first quarter of 2017.
Transaction Support Expense. Transaction support expense represents a one-time payment of $275.2 million that we made, through our subsidiary Ares Capital Management LLC, to ACAS shareholders during the first quarter of 2017 upon the closing of ARCC’s acquisition of ACAS. In connection with this acquisition, our AUM increased by $3.6 billion and FPAUM increased by $2.8 billion at closing. No similar expenses were incurred in the other periods presented.
Expenses of the Consolidated Funds. Expenses of the Consolidated Funds increased by $3.8 million to $4.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $7.5 million to $8.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were primarily due to two funds we began consolidating in late 2016 and an increase in professional fee expenses in several Credit Group funds.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Investment Income and Net Interest Income (Expense). Investment income and net interest income (expense) of the Company decreased by $7.2 million from investment and net interest income of $5.0 million for the three months ended June 30, 2016 to investment income and net interest expense of $2.3 million for the three months ended June 30, 2017. Investment income and net interest income (expense) of the Company decreased from investment and net interest income of $1.6 million for the six months ended June 30, 2016 to investment income and net interest expense of $4.4 million for the six months ended June 30, 2017. During the three and six months ended June 30, 2016, ACOF III had a partial sale and recapitalization of a portfolio company which resulted in a $8.3 million dividend distribution that did not recur during the current periods. Interest expense also increased $0.5 million and $0.6 million for the three and six months ended June 30, 2017, respectively, compared to the prior year periods as a result of term loans that were entered into in connection with new CLO investments.
Other Income (Expense), Net. Other income of the Company decreased by $2.9 million to $2.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily as a result of a decrease of $2.8 million in transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies.
Other income of the Company increased by $8.4 million to $19.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Other income for the current year period was primarily comprised of the gain recorded in connection with the reversal of the EIF contingent consideration of $20.3 million in the first quarter of 2017. This gain was offset by $0.2 million of transaction losses from the revaluation of certain assets and liabilities denominated in foreign currencies and by $0.7 million in offering costs related to our secondary offering for the six months ended June 30, 2017. In comparison, for the six months ended June 30, 2016, other income included transaction gains of $11.1 million from the revaluation of certain assets and liabilities denominated in foreign currencies.
Net Realized and Unrealized Gain (Loss) on Investments. Net gain (loss) on investments of the Company increased by $33.2 million to a $30.1 million net gain for the three months ended June 30, 2017 compared to a net investment loss of $3.2 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net investment gains increased by $30.7 million to $32.7 million, compared to the prior year period. The increases were primarily attributable to ACOF III, which had increases in net investment gains of $41.4 million and $30.2 million for the three and six month respective periods due to market appreciation in one of its portfolio companies that completed its initial public offering. The increase for the three month period was partially offset by the combined net depreciation of $7.0 million from our investments in our corporate private equity funds from small declines across multiple funds.
Investment Income and Net Interest Income (Expense) of the Consolidated Funds. Investment income and net interest income of the Consolidated Funds increased by $1.8 million, or 18%, to $11.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $4.6 million, or 27%, to $21.6 million for the six months ended June 30,

2017 compared to the six months ended June 30, 2016. The increases were primarily driven by increases in interest and dividend income of the underlying investments of the Consolidated Funds within our Credit Group.
Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds. Net gain (loss) on investments of the Consolidated Funds decreased by $12.9 million from a net investment gain of $0.2 million for the three months ended June 30, 2016 to a net investment loss of $12.7 million for the three months ended June 30, 2017. The decrease is primarily driven by lower valuations on certain investments within an Asian corporate private equity fund and a commercial finance fund offset by improved valuations of Euro denominated direct lending funds, as the Euro strengthened against the U.S. dollar during the most recent quarter.
Net gain (loss) on investments of the Consolidated Funds increased from a net investment loss of $29.6 million for the six months ended June 30, 2016 to a net investment gain of $19.3 million for the six months ended June 30, 2017. The increase is driven by unrealized appreciation on certain investments in an Asian corporate privative equity fund and appreciation recognized in a direct lending fund that primarily holds European investments as the Euro strengthened against the U.S. dollar, offset by lower valuations of underlying investments in a commercial finance fund.
Income Tax Expense (Benefit).  Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income and performance fees are generally not subject to income tax.
For the three months ended June 30, 2017 we had an income tax expense of $1.3 million compared to an income tax benefit of $4.4 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, our income tax benefit was $33.0 million, compared to an income tax expense of $0.2 million for the six months ended June 30, 2016. The tax benefit for the six months ended June 30, 2017, was largely driven by the pre-tax losses recognized in the current year resulting from the $275.2 million transaction support payment made in connection with ARCC's acquisition of ACAS.
Non-Controlling and Redeemable Interests.  Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders. The former owners of Indicus Advisors, LLP, a company we acquired in 2011, exercised the put option on their redeemable interest during the third quarter of 2016, at which time the redeemable interest in Ares Operating Group entities ceased to exist.
Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities increased $23.8 million to $72.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities decreased from a net income of $50.2 million for the six months ended June 30, 2016 to a net loss of $58.4 million for the six months ended June 30, 2017. The weighted average daily ownership for non-controlling and redeemable AOG unitholders was 61.42% and 61.53% for the three and six months ended June 30, 2017, respectively, compared to 62.12% for both the three and six months ended June 30, 2016.

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
ENI and Other Measures
The following table sets forth FRE, PRE, ENI and DE by segment for the three and six months ended June 30, 2017 and 2016. FRE, PRE, ENI and DE are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments (see the Glossary for definitions of each of these non-GAAP financial measures and how they are being used by management).

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$65,614	$56,955	$8,659	15%	$132,156	$115,092	$17,064	15%
Private Equity Group	34,032	18,756	15,276	81%	56,775	40,168	16,607	41%
Real Estate Group	3,693	3,521	172	5%	6,832	5,848	984	17%
Operations Management Group	(49,951)	(39,667)	(10,284)	(26)%	(95,653)	(82,495)	(13,158)	(16)%
Fee related earnings	$53,388	$39,565	13,823	35%	$100,110	$78,613	21,497	27%
Performance related earnings:
Credit Group	$3,967	$27,776	(23,809)	(86)%	$11,368	$22,979	(11,611)	(51)%
Private Equity Group	87,249	46,045	41,204	89%	101,745	31,046	70,699	228%
Real Estate Group	15,075	1,628	13,447	NM	21,462	6,973	14,489	208%
Operations Management Group	(1,626)	(12,663)	11,037	87%	(776)	(13,112)	12,336	94%
Performance related earnings	$104,665	$62,786	41,879	67%	$133,799	$47,886	85,913	179%
Economic net income:
Credit Group	$69,581	$84,731	(15,150)	(18)%	$143,524	$138,071	5,453	4%
Private Equity Group	121,281	64,801	56,480	87%	158,520	71,214	87,306	123%
Real Estate Group	18,768	5,149	13,619	264%	28,294	12,821	15,473	121%
Operations Management Group	(51,577)	(52,330)	753	1%	(96,429)	(95,607)	(822)	(1)%
Economic net income	$158,053	$102,351	55,702	54%	$233,909	$126,499	107,410	85%
Distributable earnings:
Credit Group	$67,010	$73,342	(6,332)	(9)%	$131,282	$139,815	(8,533)	(6)%
Private Equity Group	47,973	40,310	7,663	19%	69,887	58,681	11,206	19%
Real Estate Group	4,747	7,781	(3,034)	(39)%	7,860	10,459	(2,599)	(25)%
Operations Management Group	(50,038)	(44,613)	(5,425)	(12)%	(98,428)	(90,854)	(7,574)	(8)%
Distributable earnings	$69,692	$76,820	(7,128)	(9)%	$110,601	$118,101	(7,500)	(6)%

NM - Not Meaningful

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to ENI, FRE, PRE and DE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to ENI, FRE, PRE and DE (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Economic net income
Income (loss) before taxes	$115,080	$83,006	$(75,508)	$74,032
Adjustments:
Amortization of intangibles	5,274	7,121	10,549	14,384
Depreciation expense	2,774	1,934	5,990	3,792
Equity compensation expenses	18,917	9,536	34,006	18,709
Acquisition and merger-related expenses	756	61	255,844	557
Placement fees and underwriting costs	6,383	1,754	9,822	2,684
Offering costs	(5)	—	655	—
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries(1)	623	—	623	—
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	8,251	(1,061)	(8,072)	12,341
Economic net income	158,053	102,351	233,909	126,499
Unconsolidated performance fees income - realized	(74,130)	(81,604)	(82,935)	(87,953)
Unconsolidated performance fees income - unrealized	(263,629)	(123,314)	(312,890)	(85,966)
Unconsolidated performance fee compensation - realized	52,973	51,031	58,274	53,014
Unconsolidated performance fee compensation - unrealized	208,732	100,865	244,133	77,552
Unconsolidated net investment income	(28,611)	(9,764)	(40,381)	(4,533)
Fee related earnings	53,388	39,565	100,110	78,613
Unconsolidated performance fees—realized	74,130	81,604	82,935	87,953
Unconsolidated performance fee compensation—realized	(52,973)	(51,031)	(58,274)	(53,014)
Unconsolidated investment and other income realized, net(2)	5,620	13,921	9,067	17,258
Adjustments:
One-time acquisition costs(2)	(724)	(84)	(883)	(344)
Dividend equivalent(2)	(1,744)	(783)	(5,205)	(1,754)
Equity income	322	683	136	847
Income tax (expense) benefit(2)	825	(3,367)	(818)	(4,982)
Placement fees and underwriting costs(2)	(6,383)	(1,754)	(9,822)	(2,684)
Non-cash depreciation and amortization	(2,774)	(1,934)	(5,990)	(3,792)
Offering costs	5	—	(655)	—
Distributable earnings	$69,692	$76,820	$110,601	$118,101
Performance related earnings
Economic net income	$158,053	$102,351	$233,909	$126,499
Less: fee related earnings	(53,388)	(39,565)	(100,110)	(78,613)
Performance related earnings	$104,665	$62,786	$133,799	$47,886

(1) Adjustments to eliminate costs being borne by certain of our joint venture partners.
(2) Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

The following table reconciles unconsolidated performance fee income to our consolidated GAAP performance fee income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Unconsolidated performance fee income - realized	$74,130	$81,604	$82,935	$87,953
Performance fee income - realized earned from Consolidated Funds	(4,664)	—	(8,086)	—
Performance fee - realized reclass(1)	(1,200)	(2,712)	(1,200)	(2,883)
Performance fee income - realized	$68,266	$78,892	$73,649	$85,070
Unconsolidated performance fee income - unrealized	$263,629	$123,314	$312,890	$85,966
Performance fee income - unrealized earned from Consolidated Funds	5,146	(751)	5,698	873
Performance fee - unrealized reclass(1)	983	1,696	959	1,295
Performance fee income - unrealized	$269,758	$124,259	$319,547	$88,134
Total GAAP performance fee income	$338,024	$203,151	$393,196	$173,204

(1) Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles unconsolidated other income to our consolidated GAAP other income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Unconsolidated net investment income	$28,611	$9,764	$40,381	$4,533
Net investment income (loss) from Consolidated Funds	581	6,602	28,421	(3,962)
Performance fee - reclass(1)	217	1,016	241	1,588
Change in value of contingent consideration	(32)	24	20,216	(204)
Offering costs	5	—	(655)	—
(Income) loss before taxes of non-controlling interests in Consolidated subsidiaries(2)	5	—	5	—
Total GAAP other income	$29,387	$17,406	$88,609	$1,955

(1) Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.
(2) Adjustments to eliminate costs being borne by certain of our joint venture partners.

Results of Operations by Segment
Credit Group
The following table sets forth certain statement of operations data and certain other data of our Credit Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $19,143, $52,400 and $28,999, $57,624 for the three and six months ended June 30, 2017 and 2016, respectively)	$112,654	$109,141	$3,513	3%	$234,001	$216,388	$17,613	8%
Other fees	5,663	550	5,113	NM	10,166	659	9,507	NM
Compensation and benefits	(44,754)	(45,937)	1,183	3%	(96,096)	(89,846)	(6,250)	(7)%
General, administrative and other expenses	(7,949)	(6,799)	(1,150)	(17)%	(15,915)	(12,109)	(3,806)	(31)%
Fee Related Earnings	65,614	56,955	8,659	15%	132,156	115,092	17,064	15%
Performance fees-realized	7,883	16,024	(8,141)	(51)%	16,661	22,202	(5,541)	(25)%
Performance fees-unrealized	5,093	16,351	(11,258)	(69)%	8,029	(12,696)	20,725	NM
Performance fee compensation-realized	(1,898)	(754)	(1,144)	(152)%	(7,183)	(2,737)	(4,446)	(162)%
Performance fee compensation-unrealized	(6,079)	(14,604)	8,525	58%	(7,537)	1,833	(9,370)	NM
Net performance fees	4,999	17,017	(12,018)	(71)%	9,970	8,602	1,368	16%
Investment income (loss)-realized	2,525	(280)	2,805	NM	2,843	(198)	3,041	NM
Investment income (loss)-unrealized	(3,450)	5,391	(8,841)	NM	1,139	3,796	(2,657)	(70)%
Interest and other investment income	2,958	8,098	(5,140)	(63)%	2,939	15,677	(12,738)	(81)%
Interest expense	(3,065)	(2,450)	(615)	(25)%	(5,523)	(4,898)	(625)	(13)%
Net investment income (loss)	(1,032)	10,759	(11,791)	NM	1,398	14,377	(12,979)	(90)%
Performance related earnings	3,967	27,776	(23,809)	(86)%	11,368	22,979	(11,611)	(51)%
Economic net income	$69,581	$84,731	(15,150)	(18)%	$143,524	$138,071	5,453	4%
Distributable earnings	$67,010	$73,342	(6,332)	(9)%	$131,282	$139,815	(8,533)	(6)%

NM - Not meaningful

Accrued performance fees for the Credit Group are comprised of the following:

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
CLOs	$3,765	$8,182
CSF	18,998	26,416
ACE II	19,655	16,427
ACE III	24,331	11,541
Other credit funds	49,387	42,386
Total Credit Group	$116,136	$104,952

Net performance fee revenues for the Credit Group are comprised of the following:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
CLOs	$4,680	$(5,682)	$(1,002)	$14,755	$(8,489)	$6,266
CSF	—	(2,123)	(2,123)	—	13,736	13,736
ACE II	3,201	(652)	2,549	—	1,704	1,704
ACE III	—	6,350	6,350	—	3,319	3,319
Other credit funds	2	7,200	7,202	1,269	6,081	7,350
Total Credit Group	$7,883	$5,093	$12,976	$16,024	$16,351	$32,375

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
CLOs	$4,883	$(4,487)	$396	$17,651	$(9,867)	$7,784
CSF	—	(7,418)	(7,418)	—	(15,790)	(15,790)
ACE II	3,201	2,558	5,759	—	4,394	4,394
ACE III	—	11,542	11,542	—	6,402	6,402
Other credit funds	8,577	5,834	14,411	4,551	2,165	6,716
Total Credit Group	$16,661	$8,029	$24,690	$22,202	$(12,696)	$9,506

The following tables present the components of the change in performance fees - unrealized for the Credit Group:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$(4,680)	$233	$(1,235)	$(5,682)	$(14,755)	$6,289	$(23)	$(8,489)
CSF	—	—	(2,123)	(2,123)	—	13,736	—	13,736
ACE II	(3,201)	2,549	—	(652)	—	1,704	—	1,704
ACE III	—	6,350	—	6,350	—	3,319	—	3,319
Other credit funds	(2)	7,982	(780)	7,200	(1,269)	7,569	(219)	6,081
Total Credit Group	$(7,883)	$17,114	$(4,138)	$5,093	$(16,024)	$32,617	$(242)	$16,351

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$(4,883)	$897	$(501)	$(4,487)	$(17,651)	$8,040	$(256)	$(9,867)
CSF	—	—	(7,418)	(7,418)	—	—	(15,790)	(15,790)
ACE II	(3,201)	5,759	—	2,558	—	4,394	—	4,394
ACE III	—	11,542	—	11,542	—	6,402	—	6,402
Other credit funds	(8,577)	14,700	(289)	5,834	(4,551)	9,580	(2,864)	2,165
Total Credit Group	$(16,661)	$32,898	$(8,208)	$8,029	$(22,202)	$28,416	$(18,910)	$(12,696)

Credit Group—Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Fee Related Earnings:
Fee related earnings increased by $8.7 million, or 15%, to $65.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $17.1 million, or 15%, to $132.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees increased by $3.5 million, or 3%, to $112.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $17.6 million, or 8%, to $234.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In the current year periods, Ares Capital Europe III, L.P. (“ACE III”) generated an additional $2.5 million and $4.6 million in management fees for the three and six months ended June 30, 2017, respectively, as additional capital was deployed in the current period for investments. Additionally, ARCC's acquisition of ACAS in the first quarter of 2017 increased FPAUM by approximately $2.8 billion, which drove increases of $9.7 million and $13.7 million in management fees generated by ARCC in the current three and six month periods, respectively. The full impact of the additional fee paying assets were realized in the second quarter, as both the beginning and ending asset bases included the acquired assets. Conversely, in the second quarter of 2017, we waived $10 million of ARCC Part I Fees, which offset the ARCC management fee increase. Primarily as a result of the fee waiver, ARCC Part I Fees for the three and six month respective periods decreased $9.9 million and $5.2 million, respectively.
The effective management fee rate decreased from 1.03% and 1.05% for the three and six months ended June 30, 2016, respectively, to 0.97% and 1.03% for the three and six months ended June 30, 2017, respectively. ARCC Part I Fees contributed 0.16% towards the total effective management fee rate of the Credit Group for the three months ended June 30, 2017, compared to 0.27% for the three months ended June 30, 2016. For the six months ended June 30, 2017, ARCC Part I Fees contributed 0.23% towards the total effective management fee rate of the Credit Group, compared to 0.28% for the six months ended June 30, 2016. In the second quarter of 2017, we waived $10 million of ARCC Part I Fees, which reduced the effective management fee rate attributable to ARCC Part I Fees in the current year periods.
Other Fees. Other fees increased by $5.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $9.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases resulted from a transaction fee based on the amount of loans funded from certain U.S. direct lending funds that we began recognizing in the fourth quarter of 2016.
Compensation and Benefits.  Compensation and benefits expenses decreased by $1.2 million, or 3%, to $44.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. ARCC Part I compensation decreased $5.9 million in the current quarter in line with the decrease in ARCC Part I Fee revenue. Excluding this decrease, compensation and benefits expenses increased $4.7 million for the three months ended June 30, 2017 compared to the prior year period, primarily due to an increase in headcount, of which $2.1 million was related to the ARCC-ACAS Transaction.
Compensation and benefits expenses increased by $6.3 million, or 7%, to $96.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excluding the impact of the ARCC-ACAS Transaction, compensation and benefits expenses increased $5.1 million for the current year period, primarily due to additional headcount and merit increases, compared to the prior year. Compensation costs related to employees hired in connection with the ARCC-ACAS Transaction were $4.1 million for the six months ended June 30, 2017, which were partially offset by a $2.9 million decrease in ARCC Part I compensation due to the decrease in ARCC Part I Fee revenue. Compensation and benefits expenses represented 39.7% and 41.1% of management fees for the three and six months ended June 30, 2017, respectively, compared to 42.1% and 41.5% for the three and six months ended June 30, 2016, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.2 million, or 17%, to $7.9 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 and by $3.8 million, or 31%, to $15.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the current year periods were primarily due to occupancy and business support costs associated with increased staffing levels.
Performance Related Earnings:
Performance related earnings decreased by $23.8 million to $4.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $11.6 million to $11.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees decreased by $12.0 million to $5.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to lower market appreciation within our syndicated loans strategy compared to the prior year period when capital markets were benefiting from a broad based rally and certain funds were generating performance fees within their catch up period.
Net performance fees increased by $1.4 million to $10.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in net performance fees was driven by increases in E.U. direct lending funds which are generating returns in excess of the hurdle rates on a growing capital base.
Net Investment Income (Loss).  Net investment income (loss) decreased by $11.8 million from net investment income of $10.8 million for the three months ended June 30, 2016 to a net investment loss of $1.0 million for the three months ended June 30, 2017. Transaction gains decreased by $5.7 million from $6.0 million for the three months ended June 30, 2016 to $0.3 million for the three months ended June 30, 2017 from the revaluation of certain assets and liabilities denominated in foreign currencies, included within interest and other investment income. Additionally, there was depreciation of $7.1 million from our investments in our syndicated loan funds due to compression in the markets and the weakening of the U.S. dollar against the Euro compared to the prior year period.
Net investment income decreased by $13.0 million to $1.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was mostly driven by transaction losses of $2.2 million for the six months ended June 30, 2017 compared to transaction gains of $10.9 million for the six months ended June 30, 2016 from the revaluation of certain assets and liabilities denominated in foreign currencies.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income decreased by $15.2 million, or 18%, to $69.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $5.5 million, or 4%, to $143.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were a result of the fluctuations described above.
Distributable Earnings:
DE decreased by $6.3 million, or 9%, to $67.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $8.5 million, or 6%, to $131.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. DE was negatively impacted by decreases of $1.5 million and $6.3 million in net realized investment and other income, and of $9.3 million and $10.0 million in net realized performance fees for the three and six months ended June 30, 2017, respectively. Increases in non-core expenses, primarily driven by placement fees related to new fund launches and by dividend equivalent payments made on unvested restricted stock, of $4.2 million and $9.3 million for the three and six months ended June 30, 2017, respectively, compared to the prior year periods also contributed to the decrease of DE. Partially offsetting these decreases, FRE increased by $8.7 million and $17.1 million for the three and six months ended June 30, 2017 compared to the prior year periods.

Credit Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the three months ended June 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 3/31/2017	$16,761	$4,693	$3,366	$4,260	$26,293	$9,858	$65,231
Net new par/ equity commitments	465	53	(35)	169	1,431	—	2,083
Net new debt commitments	881	—	—	—	815	571	2,267
Distributions	(1,699)	(341)	(15)	—	(1,094)	(297)	(3,446)
Change in fund value	181	97	35	82	282	635	1,312
Balance at 6/30/2017	$16,589	$4,502	$3,351	$4,511	$27,727	$10,767	$67,447
Average AUM(1)	$16,675	$4,598	$3,359	$4,386	$27,010	$10,313	$66,341

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 3/31/2016	$17,030	$3,442	$3,067	$3,275	$22,252	$9,197	$58,263
Net new par/ equity commitments	186	869	302	578	(1)	705	2,639
Net new debt commitments	510	—	—	—	400	332	1,242
Distributions	(774)	(85)	(95)	(45)	(908)	(118)	(2,025)
Change in fund value	(24)	105	55	145	195	(270)	206
Balance at 6/30/2016	$16,928	$4,331	$3,329	$3,953	$21,938	$9,846	$60,325
Average AUM(1)	$16,979	$3,887	$3,198	$3,614	$22,095	$9,522	$59,295

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the six months ended June 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending(1)	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2016	$17,260	$4,978	$3,304	$4,254	$21,110	$9,560	$60,466
Acquisitions	—	—	—	—	3,605	—	3,605
Net new par/ equity commitments	519	110	(28)	169	3,370	214	4,354
Net new debt commitments	1,290	—	—	—	875	571	2,736
Distributions	(2,716)	(766)	(29)	(114)	(1,559)	(472)	(5,656)
Change in fund value	236	180	104	202	326	894	1,942
Balance at 6/30/2017	$16,589	$4,502	$3,351	$4,511	$27,727	$10,767	$67,447
Average AUM(2)	$16,870	$4,724	$3,340	$4,342	$25,043	$10,062	$64,381

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending(1)	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$17,618	$3,303	$3,714	$3,102	$23,594	$9,055	$60,386
Net new par/ equity commitments	245	961	253	800	(2)	868	3,125
Net new debt commitments	510	—	—	—	700	332	1,542
Distributions	(1,583)	(143)	(700)	(49)	(2,656)	(474)	(5,605)
Change in fund value	138	210	62	100	302	65	877
Balance at 6/30/2016	$16,928	$4,331	$3,329	$3,953	$21,938	$9,846	$60,325
Average AUM(2)	$17,192	$3,692	$3,370	$3,444	$22,594	$9,366	$59,658

(1) Distributions of $1.6 billion and $2.7 billion for the six months ended June 30, 2017 and 2016, respectively, include $0.9 billion and $1.0 billion reduction in leverage, respectively, related to the paydown associated with the Senior Secured Loan Program (the "SSLP").
(2) Represents the quarterly average of beginning and ending balances.

Credit Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the three months ended June 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2017	$15,564	$4,693	$2,784	$3,176	$14,273	$5,206	$45,696
Commitments	1,068	49	—	80	54	—	1,251
Subscriptions/deployment/increase in leverage	—	3	18	112	791	341	1,265
Redemptions/distributions/decrease in leverage	(1,704)	(341)	(36)	(40)	(300)	(263)	(2,684)
Change in fund value	134	99	31	86	227	179	756
Change in fee basis	—	—	—	—	—	225	225
FPAUM Balance at 6/30/2017	$15,062	$4,503	$2,797	$3,414	$15,045	$5,688	$46,509
Average FPAUM(1)	$15,313	$4,598	$2,791	$3,295	$14,659	$5,447	$46,103

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2016	$16,508	$3,441	$2,416	$2,555	$10,348	$4,337	$39,605
Commitments	184	869	—	7	—	—	1,060
Subscriptions/deployment/increase in leverage	3	—	88	158	315	423	987
Redemptions/distributions/decrease in leverage	(726)	(85)	(92)	(54)	(339)	(4)	(1,300)
Change in fund value	(35)	105	52	113	121	(122)	234
FPAUM Balance at 6/30/2016	$15,934	$4,330	$2,464	$2,779	$10,445	$4,634	$40,586
Average FPAUM(1)	$16,221	$3,886	$2,440	$2,667	$10,397	$4,486	$40,097

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the six months ended June 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2016	$15,998	$4,978	$2,705	$3,128	$11,292	$4,608	$42,709
Acquisitions	—	—	—	—	2,789	—	2,789
Commitments	1,523	96	3	80	81	—	1,783
Subscriptions/deployment/increase in leverage	—	14	42	147	1,165	914	2,282
Redemptions/distributions/decrease in leverage	(2,630)	(766)	(49)	(131)	(612)	(315)	(4,503)
Change in fund value	171	181	96	190	330	256	1,224
Change in fee basis	—	—	—	—	—	225	225
FPAUM Balance at 6/30/2017	$15,062	$4,503	$2,797	$3,414	$15,045	$5,688	$46,509
Average FPAUM(1)	$15,541	$4,725	$2,762	$3,239	$13,537	$5,167	$44,971

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2015	$17,180	$3,303	$2,607	$2,559	$10,187	$4,089	$39,925
Commitments	242	961	61	7	—	—	1,271
Subscriptions/deployment/increase in leverage	3	—	88	193	557	989	1,830
Redemptions/distributions/decrease in leverage	(1,541)	(142)	(292)	(64)	(610)	(332)	(2,981)
Change in fund value	50	208	60	84	311	(112)	601
Change in fee basis	—	—	(60)	—	—	—	(60)
FPAUM Balance at 6/30/2016	$15,934	$4,330	$2,464	$2,779	$10,445	$4,634	$40,586
Average FPAUM(1)	$16,541	$3,691	$2,495	$2,631	$10,327	$4,354	$40,039

The charts below present FPAUM for the Credit Group by its fee basis as of June 30, 2017 and 2016 (in millions):

FPAUM: $40,586	FPAUM: $46,509

The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of June 30, 2017 and 2016 (in millions):

AUM: $60,325	AUM: $67,447
(1) Includes $6.4 billion and $8.7 billion of AUM of funds for which we indirectly earn management fees as of June 30, 2017 and 2016, respectively.

Credit Group—Fund Performance Metrics as of June 30, 2017
The Credit Group managed 139 funds as of June 30, 2017 across the liquid and illiquid credit strategies. ARCC contributed approximately 56% of the Credit Group’s total management fees for the six months ended June 30, 2017. In addition to ARCC, we have seven additional significant funds which contributed approximately 10% of the Credit Group’s management fees for the six months ended June 30, 2017. Our significant funds that are not drawdown funds include ARCC; Ares ELIS XI, Ltd. ("ELIS XI"), a 2013 vintage separately managed account focused on syndicated loans in the United States; two sub-advised funds; and two separately managed accounts over which we exercise sole investment discretion. Our significant drawdown funds include Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund focused on direct lending to European middle market companies and ACE III, a 2015 vintage commingled fund focused on direct lending to European middle market companies. We do not present fund performance metrics for significant funds with less than two years of historical information.
The following table presents the performance data for our significant funds in the Credit Group that are not drawdown funds:

		As of June 30, 2017
			Returns(%)(1)
	Year of	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund	Inception	(in millions)	Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$13,766	N/A	2.6	N/A	5.3	N/A	11.8	U.S. Direct Lending
Sub-advised Client A(4)	2007	709	2.4	2.3	4.4	4.2	8.0	7.6	High Yield
Sub-advised Client B(4)	2009	677	1.0	0.9	2.0	1.7	6.5	5.9	Syndicated Loans
ELIS XI(4)	2013	682	1.2	1.1	2.3	2.1	3.4	2.9	Syndicated Loans
Separately Managed Account Client A(4)	2015	1,120	1.8	1.8	6.6	6.4	6.7	6.4	Structured Credit
Separately Managed Account Client B	2016	811	N/A	N/A	N/A	N/A	N/A	N/A	High Yield

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

(4)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.
The following table presents the performance data of our significant drawdown funds:

			As of June 30, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACE II(7)	2013	$1,502	$1,216	$962	$327	$876	$1,203	1.3x	1.2x	10.3	7.4	E.U. Direct Lending
ACE III(8)	2015	4,862	2,822	1,414	49	1,485	1,534	1.1x	1.1x	N/A	N/A	E.U. Direct Lending

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

(3)
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

(7)
ACE II is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and gross and net MoIC presented in the chart are for the U.S. dollar denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the Euro denominated feeder fund are 12.9% and 9.7%, respectively. The gross and net MoIC for the Euro denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs and the net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. dollar denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

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

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees	$56,427	$37,241	$19,186	52%	$96,246	$75,917	$20,329	27%
Other fees	338	334	4	1%	678	674	4	1%
Compensation and benefits	(18,388)	(15,495)	(2,893)	(19)%	(31,606)	(29,859)	(1,747)	(6)%
General, administrative and other expenses	(4,345)	(3,324)	(1,021)	(31)%	(8,543)	(6,564)	(1,979)	(30)%
Fee Related Earnings	34,032	18,756	15,276	81%	56,775	40,168	16,607	41%
Performance fees-realized	64,780	62,779	2,001	3%	64,780	62,779	2,001	3%
Performance fees-unrealized	228,747	105,702	123,045	116%	260,984	93,279	167,705	180%
Performance fee compensation-realized	(50,914)	(50,224)	(690)	(1)%	(50,914)	(50,224)	(690)	(1)%
Performance fee compensation-unrealized	(184,021)	(84,488)	(99,533)	(118)%	(209,526)	(75,379)	(134,147)	(178)%
Net performance fees	58,592	33,769	24,823	74%	65,324	30,455	34,869	114%
Investment income-realized	2,717	3,406	(689)	(20)%	3,296	3,374	(78)	(2)%
Investment income (loss)-unrealized	25,354	2,061	23,293	NM	33,900	(8,096)	41,996	NM
Interest and other investment income	1,983	8,206	(6,223)	(76)%	2,135	8,115	(5,980)	(74)%
Interest expense	(1,397)	(1,397)	—	—%	(2,910)	(2,802)	(108)	(4)%
Net investment income	28,657	12,276	16,381	133%	36,421	591	35,830	NM
Performance related earnings	87,249	46,045	41,204	89%	101,745	31,046	70,699	228%
Economic net income	$121,281	$64,801	56,480	87%	$158,520	$71,214	87,306	123%
Distributable earnings	$47,973	$40,310	7,663	19%	$69,887	$58,681	11,206	19%

NM - Not meaningful

Accrued performance fees for the Private Equity Group are comprised of the following:

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
ACOF III	$526,484	$342,958
ACOF IV	330,232	234,207
EIF V	14,071	16,510
Other funds	14,045	30,174
Total Private Equity Group	$884,832	$623,849

Net performance fee revenues for the Private Equity Group are comprised of the following:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
ACOF III	$4,263	$206,293	$210,556	$62,085	$(42,636)	$19,449
ACOF IV	55,853	41,203	97,056	—	142,553	142,553
ACOF V	—	(5,719)	(5,719)	—	—	—
EIF V	—	(2,477)	(2,477)	—	—	—
Other funds	4,664	(10,553)	(5,889)	694	5,785	6,479
Total Private Equity Group	$64,780	$228,747	$293,527	$62,779	$105,702	$168,481

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
ACOF III	$4,263	$183,526	$187,789	$62,085	$7,345	$69,430
ACOF IV	55,853	96,026	151,879	—	83,945	83,945
ACOF V	—	—	—	—	—	—
EIF V	—	(2,439)	(2,439)	—	—	—
Other funds	4,664	(16,129)	(11,465)	694	1,989	2,683
Total Private Equity Group	$64,780	$260,984	$325,764	$62,779	$93,279	$156,058

The following tables present the components of the change in performance fees - unrealized for the Private Equity Group:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF III	$(4,263)	$210,556	$—	$206,293	$(62,085)	$19,449	$—	$(42,636)
ACOF IV	(55,853)	97,056	—	41,203	—	142,553	—	142,553
ACOF V	—	—	(5,719)	(5,719)	—	—	—	—
EIF V	—	—	(2,477)	(2,477)	—	—	—	—
Other funds	(4,664)	5	(5,894)	(10,553)	(694)	6,593	(114)	5,785
Total Private Equity Group	$(64,780)	$307,617	$(14,090)	$228,747	$(62,779)	$168,595	$(114)	$105,702

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF III	$(4,263)	$187,789	$—	$183,526	$(62,085)	$69,430	$—	$7,345
ACOF IV	(55,853)	151,879	—	96,026	—	83,945	—	83,945
ACOF V	—	—	—	—	—	—	—	—
EIF V	—	—	(2,439)	(2,439)	—	—	—	—
Other funds	(4,664)	1,014	(12,479)	(16,129)	(694)	5,572	(2,889)	1,989
Total Private Equity Group	$(64,780)	$340,682	$(14,918)	$260,984	$(62,779)	$158,947	$(2,889)	$93,279

Private Equity Group—Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Fee Related Earnings:
Fee related earnings increased by $15.3 million, or 81%, to $34.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $16.6 million, or 41%, to $56.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $19.2 million, or 52%, to $56.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $20.3 million, or 27%, to $96.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to ACOF V, which began generating fees in March 2017 totaling $27.3 million and $36.1 million for the three and six months ended June 30, 2017, respectively. In addition, EIF V held its final close, generating additional management fees of $7.1 million and $7.9 million, of which $5.5 million and $5.8 million represented one time catch-up fees, for the three and six months ended June 30, 2017, respectively. Partially offsetting these increases, management fees generated by Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) decreased by $11.2 million and $14.8 million for the three and six month respective periods due to a reduced fee rate and change in fee base in connection with the launch of ACOF V. Additionally, management fees attributable to certain U.S. power and energy infrastructure funds decreased $3.1 million and $6.4 million for the three and six months ended June 30, 2017, respectively, as a result of portfolio realizations which reduced the fee bases of the funds.
The effective management fee rate decreased from 1.25% and 1.27% for the three and six months ended June 30, 2016, respectively, to 1.18% and 1.20%, excluding the effect of one-time catch-up fees, for the three and six months ended June 30, 2017, respectively. The decreases in the effective management fee rate resulted from a reduced fee rate at ACOF IV. The decreases were partially offset by ACOF V management fees initiating in March 2017, which had a greater offsetting impact in the six month period.
Compensation and Benefits.  Compensation and benefits expenses increased by $2.9 million, or 19%, to $18.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $1.7 million, or 6%, to $31.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases for the three and six month comparative periods were primarily due to increases in salary and benefits expense as a result of additional headcount needed to support ACOF V's increasing asset base, as well as merit based increases. The increase in the six months ended June 30, 2017 was partially offset by the reversal of previously accrued compensation in the first quarter of 2017 resulting from certain EIF fundraising targets that were not met. Compensation and benefits expenses represented 32.6% and 32.8% of management fees for the three and six months ended June 30, 2017, respectively, compared to 41.6% and 39.3% for the three and six months ended June 30, 2016, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.0 million, or 31%, to $4.3 million for the three months ended June 30, 2017 compared to the prior year period and by $2.0 million, or 30%, to $8.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the current year periods were primarily due to increases in recruiting fees, due to the hiring of new personnel, and increases in occupancy and information technology expenses that were impacted by additional headcount.
Performance Related Earnings:
Performance related earnings increased by $41.2 million to $87.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $70.7 million to $101.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Performance related earnings were impacted by fluctuations of the following components:
 Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees increased by $24.8 million to $58.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $34.9 million to $65.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in net performance fees for the three and six months ended June 30, 2017 were primarily driven by significant market appreciation in one of ACOF III's retail portfolio companies following its initial public offering.
Net Investment Income.  Net investment income increased by $16.4 million to $28.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily driven by market appreciation of ACOF III, as discussed above in performance fees, resulting in an increase in net realized and unrealized gains of $41.4 million compared to the prior year period. The increase was partially offset by a decrease in dividend income of $7.8 million from ACOF III. Also offsetting the increase were decreases of: (i) $5.2 million in market depreciation on our investment in our Asian corporate private equity fund primarily attributable to a decrease in market value of two publicly traded investments; (ii) $3.0 million in net returns of certain special situations funds as a result of depreciation of underlying investments; (iii) $2.9 million in net returns on our investment in EIF V primarily as a result of a reallocation of capital due to the final equity closing; and (iv) $6.8 million in net returns from our remaining investments in the corporate private equity funds as a result of net depreciation of underlying investments.
Net investment income increased by $35.8 million to $36.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily driven by an increase in net realized and unrealized gains of $30.2 million on our investment in ACOF III, primarily due to appreciation of one of its investments, partially offset by a decrease in dividend income of $7.8 million from our investment in ACOF III, for the six months ended June 30, 2017 compared to the prior year period. Additionally, there was an increase of $16.4 million in unrealized appreciation from our Asian corporate private equity fund, primarily attributable to two of its portfolio investments: a public company and a private company with increased operating performance.

Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased by $56.5 million to $121.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $87.3 million to $158.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were a result of the fluctuations described above.
Distributable Earnings:
DE increased by $7.7 million, or 19%, to $48.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $11.2 million, or 19%, to $69.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. DE was positively impacted by increases in FRE of $15.3 million and $16.6 million for the three and six months respective periods, and increases in net realized performance fees of $1.3 million for both the three and six months ended June 30, 2017. The increases in DE were partially offset by decreases in net realized investment and other income of $8.1 million and $6.9 million for the three and six months ended June 30, 2017, respectively, compared to the prior year periods.

Private Equity Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the three months ended June 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 3/31/2017	$18,384	$4,574	$1,695	$24,653
Net new equity commitments	(3)	284	—	281
Distributions	(535)	(32)	(93)	(660)
Change in fund value	1,624	(100)	(28)	1,496
Balance at 6/30/2017	$19,470	$4,726	$1,574	$25,770
Average AUM(1)	$18,927	$4,650	$1,635	$25,212

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 3/31/2016	$18,153	$5,123	$1,785	$25,061
Net new equity commitments	35	—	—	35
Distributions	(646)	(160)	(53)	(859)
Change in fund value	536	(4)	45	577
Balance at 6/30/2016	$18,078	$4,959	$1,777	$24,814
Average AUM(1)	$18,116	$5,041	$1,781	$24,938

(1)	Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the six months ended June 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2016	$18,162	$5,143	$1,736	$25,041
Net new equity commitments	23	300	—	323
Distributions	(553)	(609)	(141)	(1,303)
Change in fund value	1,838	(108)	(21)	1,709
Balance at 6/30/2017	$19,470	$4,726	$1,574	$25,770
Average AUM(2)	$18,672	$4,814	$1,668	$25,154

	Corporate Private Equity(1)	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2015	$15,908	$5,207	$1,863	$22,978
Net new equity commitments	2,154	—	—	2,154
Distributions	(647)	(176)	(76)	(899)
Change in fund value	663	(72)	(10)	581
Balance at 6/30/2016	$18,078	$4,959	$1,777	$24,814
Average AUM(2)	$17,380	$5,096	$1,808	$24,284

(1)	Net new equity commitments represent commitments to ACOF V for the six months ended June 30, 2016.

(2)	Represents the quarterly average of beginning and ending balances.

Private Equity Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the three months ended June 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 3/31/2017	$12,720	$3,865	$597	$17,182
Commitments	(3)	284	—	281
Subscriptions/deployment/increase in leverage	230	9	217	456
Redemptions/distributions/decrease in leverage	(510)	(24)	(36)	(570)
Change in fund value	—	(53)	(4)	(57)
FPAUM Balance at 6/30/2017	$12,437	$4,081	$774	$17,292
Average FPAUM(1)	$12,579	$3,973	$686	$17,238

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 3/31/2016	$6,686	$4,429	$893	$12,008
Subscriptions/deployment/increase in leverage	17	6	7	30
Redemptions/distributions/decrease in leverage	—	(46)	(56)	(102)
Change in fund value	—	(58)	—	(58)
Change in fee basis	(25)	—	—	(25)
FPAUM Balance at 6/30/2016	$6,678	$4,331	$844	$11,853
Average FPAUM(1)	$6,682	$4,380	$869	$11,931

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the six months ended June 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2016	$6,454	$4,232	$628	$11,314
Commitments	7,622	300	—	7,922
Subscriptions/deployment/increase in leverage	409	169	259	837
Redemptions/distributions/decrease in leverage	(521)	(332)	(65)	(918)
Change in fund value	—	(288)	(48)	(336)
Change in fee basis	(1,527)	—	—	(1,527)
FPAUM Balance at 6/30/2017	$12,437	$4,081	$774	$17,292
Average FPAUM(1)	$10,537	$4,059	$666	$15,262

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2015	$6,957	$4,454	$1,051	$12,462
Subscriptions/deployment/increase in leverage	16	10	(4)	22
Redemptions/distributions/decrease in leverage	—	(46)	(115)	(161)
Change in fund value	—	(80)	(88)	(168)
Change in fee basis	(295)	(7)	—	(302)
FPAUM Balance at 6/30/2016	$6,678	$4,331	$844	$11,853
Average FPAUM(1)	$6,774	$4,405	$929	$12,108

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Private Equity Group by its fee basis as of June 30, 2017 and 2016 (in millions):

FPAUM: $11,853	FPAUM: $17,292

The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of June 30, 2017 and 2016 (in millions):

AUM: $24,814	AUM: $25,770

Private Equity Group—Fund Performance Metrics as of June 30, 2017
The Private Equity Group managed 21 commingled funds and related co-investment vehicles as of June 30, 2017. ACOF III, ACOF IV, ACOF V, U.S. Power Fund III (“USPF III”), U.S. Power Fund IV (“USPF IV”) and EIF V, each considered a significant fund, combined for approximately 94% of the Private Equity Group’s management fees for the six months ended June 30, 2017. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. ACOF III and ACOF IV are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V is in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV are in harvest mode, while EIF V is in deployment mode.

The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

			As of June 30, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF III	2007	$926	$1,350	$1,807	$1,732	$912	$2,644	1.5x	1.4x	8.5	5.9	U.S. Power and Energy Infrastructure
ACOF III	2008	4,709	3,510	3,867	5,671	4,363	10,034	2.6x	2.2x	31.7	23.7	Corporate Private Equity
USPF IV	2010	1,953	1,688	1,772	742	1,724	2,466	1.4x	1.3x	12.7	9.5	U.S. Power and Energy Infrastructure
ACOF IV	2012	6,278	4,700	3,733	1,324	5,093	6,417	1.7x	1.5x	24.9	16.8	Corporate Private Equity
ACOF V	2017	7,794	7,850	716	9	707	716	1.0x	0.9x	N/A	N/A	Corporate Private Equity
EIF V(7)	2015	875	801	264	75	299	375	1.4x	1.5x	N/A	N/A	U.S. Power and Energy Infrastructure

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(7)	The Gross MoIC is lower than the Net MoIC due to the fund's utilization of a credit facility to fund an investment that is currently under construction and not generating cash flow.

Real Estate Group
The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees	$16,479	$16,230	$249	2%	$32,094	$32,975	$(881)	(3)%
Other fees	19	435	(416)	(96)%	10	693	(683)	(99)%
Compensation and benefits	(9,714)	(10,633)	919	9%	(19,450)	(21,868)	2,418	11%
General, administrative and other expenses	(3,091)	(2,511)	(580)	(23)%	(5,822)	(5,952)	130	2%
Fee Related Earnings	3,693	3,521	172	5%	6,832	5,848	984	17%
Performance fees-realized	1,467	2,801	(1,334)	(48)%	1,494	2,972	(1,478)	(50)%
Performance fees-unrealized	29,789	1,261	28,528	NM	43,877	5,383	38,494	NM
Performance fee compensation-realized	(161)	(53)	(108)	(204)%	(177)	(53)	(124)	(234)%
Performance fee compensation-unrealized	(18,632)	(1,773)	(16,859)	NM	(27,070)	(4,006)	(23,064)	NM
Net performance fees	12,463	2,236	10,227	NM	18,124	4,296	13,828	NM
Investment income-realized	373	695	(322)	(46)%	2,156	563	1,593	283%
Investment income (loss)-unrealized	1,134	(1,067)	2,201	NM	690	1,732	(1,042)	(60)%
Interest and other investment income	1,534	36	1,498	NM	1,353	928	425	46%
Interest expense	(429)	(272)	(157)	(58)%	(861)	(546)	(315)	(58)%
Net investment income (loss)	2,612	(608)	3,220	NM	3,338	2,677	661	25%
Performance related earnings	15,075	1,628	13,447	NM	21,462	6,973	14,489	208%
Economic net income	$18,768	$5,149	13,619	264%	$28,294	$12,821	15,473	121%
Distributable earnings	$4,747	$7,781	(3,034)	(39)%	$7,860	$10,459	(2,599)	(25)%

NM - Not Meaningful

Accrued performance fees for the Real Estate Group are comprised of the following:

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
EPEP II	$2,457	$—
US VIII	20,709	12,575
EF IV	32,106	4,052
Other real estate funds	29,167	22,001
Subtotal	84,439	38,628
Other fee generating funds(1)	15,553	16,675
Total Real Estate Group	$99,992	$55,303

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Net performance fee revenues for the Real Estate Group are comprised of the following:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
EPEP II	$—	$2,457	$2,457	$—	$—	$—
US VIII	—	4,074	4,074	—	994	994
EF IV	—	18,964	18,964	—	—	—
Other real estate funds	267	5,277	5,544	89	1,962	2,051
Subtotal	267	30,772	31,039	89	2,956	3,045
Other fee generating funds(1)	1,200	(983)	217	2,712	(1,695)	1,017
Total Real Estate Group	$1,467	$29,789	$31,256	$2,801	$1,261	$4,062

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
EPEP II	$—	$2,457	$2,457	$—	$—	$—
US VIII	—	8,134	8,134	—	2,375	2,375
EF IV	—	28,055	28,055	—	—	—
Other real estate funds	294	6,190	6,484	89	4,302	4,391
Subtotal	294	44,836	45,130	89	6,677	6,766
Other fee generating funds(1)	1,200	(959)	241	2,883	(1,294)	1,589
Total Real Estate Group	$1,494	$43,877	$45,371	$2,972	$5,383	$8,355

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of the change in performance fees - unrealized for the Real Estate Group:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP II	$—	$2,457	$—	$2,457	$—	$—	$—	$—
US VIII	—	4,074	—	4,074	—	994	—	994
EF IV	—	18,964	—	18,964	—	—	—	—
Other real estate funds	(267)	5,660	(116)	5,277	(89)	4,188	(2,137)	1,962
Subtotal	(267)	31,155	(116)	30,772	(89)	5,182	(2,137)	2,956
Other fee generating funds(1)	(1,200)	827	(610)	(983)	(2,712)	1,562	(545)	(1,695)
Total Real Estate Group	$(1,467)	$31,982	$(726)	$29,789	$(2,801)	$6,744	$(2,682)	$1,261

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
EPEP II	$—	$2,457	$—	$2,457	$—	$—	$—	$—
US VIII	—	8,134	—	8,134	—	2,375	—	2,375
EF IV	—	28,055	—	28,055	—	—	—	—
Other real estate funds	(294)	6,999	(515)	6,190	(89)	6,316	(1,925)	4,302
Subtotal	(294)	45,645	(515)	44,836	(89)	8,691	(1,925)	6,677
Other fee generating funds(1)	(1,200)	1,149	(908)	(959)	(2,883)	2,819	(1,230)	(1,294)
Total Real Estate Group	$(1,494)	$46,794	$(1,423)	$43,877	$(2,972)	$11,510	$(3,155)	$5,383

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Fee Related Earnings:
Fee related earnings increased by $0.2 million, or 5%, to $3.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $1.0 million, or 17%, to $6.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $0.2 million, or 2%, to $16.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and decreased by $0.9 million, or 3%, to $32.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Management fees generated by Ares European Property Enhancement Program II, L.P. ("EPEP II") increased $1.2 million and $1.4 million for the three and six months ended June 30, 2017 compared to the prior year respective periods. Conversely, one of our U.S. Real Estate Equity funds is winding down, which resulted in management fee reductions of $0.7 million and $1.4 million for the three and six months ended June 30, 2017 compared to the prior year periods.
The effective management fee rate increased from 0.92% and 0.96% for the three and six months ended June 30, 2016, to 0.97% for both the three and six months ended June 30, 2017. The increases in our effective management fee rates are primarily driven by certain funds with a split fee rate that increased as committed capital was invested.
Compensation and Benefits.  Compensation and benefits expenses decreased by $0.9 million, or 9%, to $9.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $2.4 million, or 11%, to $19.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decreases were due to a reduction in headcount, including a reorganization of the group's management team that occurred in the latter half of 2016. Compensation and benefits expenses represented 58.9% and 60.6% of management fees for the three and six months ended June 30, 2017, respectively, compared to 65.5% and 66.3% for the three and six months ended June 30, 2016, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses increased $0.6 million to $3.1 million for the three months ended June 30, 2017 compared to the prior year period. The increase was primarily due to fundraising and structuring costs related to a new U.S. equity fund.
General, administrative and other expenses remained relatively flat at $5.8 million for the six months ended June 30, 2017 compared to $6.0 million for the six months ended June 30, 2016.
Performance Related Earnings:
Performance related earnings increased by $13.4 million to $15.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $14.5 million to $21.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees.  Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and performance fee compensation.
Net performance fees increased by $10.2 million to $12.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $13.8 million to $18.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in net performance fees for the three months ended June 30, 2017 were primarily driven by favorable real estate market fundamentals in both the U.S. and Europe that have supported high quality performance in the current year, including net performance fee increases of $7.6 million and $11.2 million attributable to Ares European Real Estate Fund IV (“EF IV”) for the three and six month comparative periods, respectively,

Net Investment Income (Loss).  Net investment income (loss) increased by $3.2 million from a net investment loss of $0.6 million for the three months ended June 30, 2016 to net investment income of $2.6 million for the three months ended June 30, 2017. Net investment income increased by $0.7 million to $3.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were driven by: (i) investments in E.U. equity funds, which experienced increases of $0.7 million and $0.6 million in net realized and unrealized gains for the three and six months ended June 30, 2017, respectively, as a result of an increase in portfolio valuations; (ii) an increase of $0.4 million in net realized and unrealized gains on our investments in U.S. equity strategies as a result of appreciation of property valuations for the three month period; and (iii) a $1.4 million increase in transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies compared to the prior year period as the Euro strengthened against the U.S. dollar.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased by $13.6 million, or 264%, to $18.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $15.5 million to $28.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were a result of the fluctuations described above.
Distributable Earnings:
DE decreased by $3.0 million, or 39%, to $4.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $2.6 million, or 25%, to $7.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decreases in DE were partially due to decreases in net realized performance fees of $1.4 million and $1.6 million for the three and six month respective periods. In addition, DE was negatively impacted by increases in non-core expenses of $1.2 million and $2.4 million, primarily driven by placement fees, for the three and six months ended June 30, 2017 compared to the prior year periods, respectively. The decreases in DE were partially offset by increases in FRE of $0.2 million and $1.0 million for the three and six months respective periods.

Real Estate Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the three months ended June 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2017	$4,136	$3,050	$2,755	$9,941
Net new equity commitments	502	—	—	502
Net new debt commitments	—	—	236	236
Distributions	(74)	(86)	(8)	(168)
Change in fund value	95	179	7	281
Balance at 6/30/2017	$4,659	$3,143	$2,990	$10,792
Average AUM(1)	$4,398	$3,097	$2,873	$10,368

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2016	$4,538	$3,124	$2,521	$10,183
Net new equity commitments	300	100	—	400
Net new debt commitments	—	—	100	100
Distributions	(361)	(54)	(147)	(562)
Change in fund value	68	(75)	10	3
Balance at 6/30/2016	$4,545	$3,095	$2,484	$10,124
Average AUM(1)	$4,542	$3,110	$2,503	$10,155

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the six months ended June 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2016	$4,106	$3,100	$2,546	$9,752
Net new equity commitments	521	—	—	521
Net new debt commitments	—	—	509	509
Distributions	(93)	(204)	(78)	(375)
Change in fund value	125	247	13	385
Balance at 6/30/2017	$4,659	$3,143	$2,990	$10,792
Average AUM(1)	$4,300	$3,098	$2,764	$10,162

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$4,617	$3,059	$2,593	$10,269
Net new equity commitments	300	214	—	514
Net new debt commitments	—	—	100	100
Distributions	(509)	(134)	(225)	(868)
Change in fund value	137	(44)	16	109
Balance at 6/30/2016	$4,545	$3,095	$2,484	$10,124
Average AUM(1)	$4,567	$3,093	$2,532	$10,192

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the three months ended June 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2017	$2,758	$2,484	$1,115	$6,357
Commitments	390	—	—	390
Subscriptions/deployment/increase in leverage	153	—	1	154
Redemptions/distributions/decrease in leverage	(62)	(26)	(8)	(96)
Change in fund value	—	78	7	85
Change in fee basis	(236)	—	—	(236)
FPAUM Balance at 6/30/2017	$3,003	$2,536	$1,115	$6,654
Average FPAUM(1)	$2,881	$2,510	$1,115	$6,506

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2016	$3,071	$2,593	$1,010	$6,674
Commitments	59	—	—	59
Subscriptions/deployment/increase in leverage	77	28	128	233
Redemptions/distributions/decrease in leverage	(210)	(11)	(7)	(228)
Change in fund value	2	(93)	11	(80)
Change in fee basis	—	(14)	—	(14)
FPAUM Balance at 6/30/2016	$2,999	$2,503	$1,142	$6,644
Average FPAUM(1)	$3,035	$2,548	$1,076	$6,659

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the six months ended June 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2016	$2,891	$2,531	$1,118	$6,540
Commitments	390	—	—	390
Subscriptions/deployment/increase in leverage	204	—	3	207
Redemptions/distributions/decrease in leverage	(198)	(46)	(26)	(270)
Change in fund value	—	51	20	71
Change in fee basis	(284)	—	—	(284)
FPAUM Balance at 6/30/2017	$3,003	$2,536	$1,115	$6,654
Average FPAUM(1)	$2,884	$2,517	$1,116	$6,517

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2015	$3,204	$2,555	$998	$6,757
Commitments	59	114	—	173
Subscriptions/deployment/increase in leverage	77	48	141	266
Redemptions/distributions/decrease in leverage	(345)	(28)	(15)	(388)
Change in fund value	4	(63)	18	(41)
Change in fee basis	—	(123)	—	(123)
FPAUM Balance at 6/30/2016	$2,999	$2,503	$1,142	$6,644
Average FPAUM(1)	$3,092	$2,550	$1,050	$6,692

(1) Represents the quarterly average of beginning and ending balances.
The charts below present FPAUM for the Real Estate Group by its fee basis as of June 30, 2017 and 2016 (in millions):

FPAUM: $6,644	FPAUM: $6,654
(1) Market value/other includes ACRE fee paying AUM, which is based on ACRE's stockholders' equity.

The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of June 30, 2017 and 2016 (in millions):

AUM: $10,124	AUM: $10,792

Real Estate Group—Fund Performance Metrics as of June 30, 2017
The Real Estate Group managed 43 funds in real estate debt and real estate equity as of June 30, 2017. Two funds in our Real Estate Group, each considered a significant fund, combined for approximately 34% of the Real Estate Group’s management fees for the six months ended June 30, 2017: EF IV, a commingled fund focused on real estate assets located in Europe, with a focus on the United Kingdom, France and Germany; and EPEP II, a commingled fund focused on Europe. We do not show fund performance metrics for significant funds with less than two years of historical information.
The following table presents the performance data for our significant funds in the Real Estate Group, all of which are drawdown funds:

			As of June 30, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,304	$1,302	$875	$94	$1,082	$1,176	1.3x	1.2x	21.0	13.0	E.U. Real Estate Equity
EPEP II(8)	2015	766	747	228	16	257	273	1.2x	1.1x	N/A	N/A	E.U. Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment level and is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, performance fees as applicable and other expenses.

(4)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance fees or has such fees rebated outside of the fund. The net MoIC is after giving effect to management fees, performance fees as applicable and other expenses.

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

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance fees or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses.

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRR presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 21.3% and 13.5%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
EPEP II is made up of dual currency investors and Euro currency investors. The gross and net MoIC presented in the chart are for dual currency investors as dual currency investors represent the largest group of investors in the fund. Multiples exclude foreign currency gains and losses since dual currency investors fund capital contributions and receive distributions in local deal currency (GBP or EUR) and therefore, do not realize foreign currency gains or losses. The gross and net MoIC for the Euro currency investors, which include foreign currency gains and losses, are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EPEP II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group
The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(30,990)	$(24,988)	$(6,002)	(24)%	$(57,304)	$(51,265)	$(6,039)	(12)%
General, administrative and other expenses	(18,961)	(14,679)	(4,282)	(29)%	(38,349)	(31,230)	(7,119)	(23)%
Fee Related Earnings	(49,951)	(39,667)	(10,284)	(26)%	(95,653)	(82,495)	(13,158)	(16)%
Investment income (loss)-realized	1,340	(31)	1,371	NM	3,199	(88)	3,287	NM
Investment loss-unrealized	(2,728)	(11,904)	9,176	77%	(4,135)	(11,519)	7,384	64%
Interest and other investment income (expense)	225	(19)	244	NM	1,099	(68)	1,167	NM
Interest expense	(463)	(709)	246	35%	(939)	(1,437)	498	35%
Net investment loss	(1,626)	(12,663)	11,037	87%	(776)	(13,112)	12,336	94%
Performance related earnings	(1,626)	(12,663)	11,037	87%	(776)	(13,112)	12,336	94%
Economic net income	$(51,577)	$(52,330)	753	1%	$(96,429)	$(95,607)	(822)	(1)%
Distributable earnings	$(50,038)	$(44,613)	(5,425)	(12)%	$(98,428)	$(90,854)	(7,574)	(8)%

NM - Not Meaningful

Operations Management Group—Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Fee Related Earnings:
Fee related earnings decreased by $10.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $13.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Compensation and Benefits.  Compensation and benefits expenses increased by $6.0 million to $31.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $6.0 million to $57.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were due to additional headcount and merit based increases. Some of the additional headcount included employees hired in connection with ARCC's acquisition of ACAS, however ACAS-related compensation expenses were largely offset by the corresponding administrative fee reimbursements that are presented as a reduction to compensation expense.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $4.3 million, or 29%, to $19.0 million for three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $7.1 million, or 23%, to $38.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the current year periods were primarily due to several information technology initiatives to support various system implementations and process improvement initiatives, as well as increased occupancy and business support costs associated with increased staffing levels. For the six months ended June 30, 2017, general, administrative and other expenses also includes a $2.5 million one-time non-income tax paid during the first quarter of 2017.
Performance Related Earnings:
Performance related earnings increased by $11.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $12.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Performance related earnings were impacted by the fluctuations in net investment loss:

Net Investment Loss. Net investment loss decreased by $11.0 million to $1.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $12.3 million to $0.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Net investment losses in the prior year periods were primarily due to unrealized losses of $14.1 million on our minority interest equity method investment in Deimos Management Holdings LLC due to the winding down of its operations. For the three and six months ended June 30, 2017, our other fund investments in non-core investment strategies experienced net realized and unrealized losses of $1.4 million and $0.8 million, respectively.
Economic Net Income:
Economic net income is comprised of fee related earnings and performance related earnings. Economic net income increased by $0.8 million, or 1%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and decreased by $0.8 million, or 1%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase and decrease were a result of the fluctuations described above.
Distributable Earnings:
DE decreased by $5.4 million, or 12%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and by $7.6 million, or 8%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. DE was negatively impacted by FRE decreases of $10.3 million and $13.2 million for the three and six month respective periods. The decrease was partially offset by increases in net realized investment and other income of $1.8 million and $4.7 million for the three and six months ended June 30, 2017, respectively, and decreases in non-core expenses, such as acquisition expenses and underwriting costs, of $3.0 million and $0.9 million, respectively, compared to the prior year periods.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, net realized performance fees, which are unpredictable as to amount and timing and fund distributions related to our investments that are also unpredictable as to amount and timing, and (4)  net borrowing provided by the Credit Facility. As of June 30, 2017, our cash and cash equivalents were $137.3 million, including investments in money market funds, and we had $135.0 million of borrowings outstanding under our $1.04 billion Credit Facility. The ability to make drawings under the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
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

In the normal course of business, we have made distributions to our existing owners, including distributions sourced from investment income and performance fees. If cash flows from operations were insufficient to fund distributions over a sustained period of time, we expect that we would suspend paying such distributions. Unless quarterly distributions have been declared and paid (or declared and set apart for payment) on the preferred units, we may not declare or pay or set apart payment for distributions on any common units during the period. Dividends on the preferred units are not cumulative and the preferred units are not convertible into common units or any other security.
Net realized performance fees also provide a source of liquidity. Performance fees are realized when a portfolio investment is profitably monetized and the fund’s cumulative returns are in excess of the preferred return or hurdle rate. Performance fees are typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.
Our accrued performance fees by segment as of June 30, 2017 are set forth below:

	As of June 30, 2017
	Accrued Performance Fees	Eliminations(1)	Consolidated Accrued Performance Fees
Segment	(Dollars in thousands)
Credit Group	$116,136	$—	$116,136
Private Equity Group	884,832	(2,632)	882,200
Real Estate Group	84,439	—	84,439
Total	$1,085,407	$(2,632)	$1,082,775

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.
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

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(304)	$69
Net cash used in investing activities	(21)	(5)
Net cash provided by financing activities	108	86
Effect of foreign exchange rate change	11	(7)
Net change in cash and cash equivalents	$(206)	$143
Operating Activities
Net cash used in operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash compensation and performance fees. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in the operating activities of the Company and our Consolidated Funds.
Our net cash flows used in operating activities were $304.2 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $69.0 million for the three months ended June 30, 2016. For the six months ended June 30, 2017 net purchases of investments were $143.7 million compared to net sales and paydowns of investments of $20.1 million for the six months ended June 30, 2016. The change in cash provided by (used in) operating activities was also driven by fluctuations in our net income (loss) and by net investment activities.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Purchases of fixed assets were $21.2 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase in fixed asset purchases relates to furniture, fixtures, equipment and leasehold improvements related to a new office location in Los Angeles.
Financing Activities
Net cash flows provided by financing activities were $108.1 million and $86.0 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, financing activities represented a source of cash primarily from net borrowings on debt facilities of the Company and our Consolidated funds. For the six months ended June 30, 2016, net cash inflows were primarily due to net proceeds from our preferred stock issuance, which was partially offset by net repayments of the debt facilities of the Company and our Consolidated funds and distributions to AOG and common unitholders.
Net borrowings from our debt obligations were $205.0 million for the six months ended June 30, 2017 compared to net repayments of $110.0 million for the six months ended June 30, 2016. In the current year period, we had net borrowings under the Credit Facility and the new Term Loans used to support purchases of CLOs that we manage within our risk retention vehicles. Our Consolidated Funds had net borrowings of $26.6 million for six months ended June 30, 2017 from their debt obligations as compared to net repayments of $44.9 million of their debt obligations for the six months ended June 30, 2016. The increase in net borrowing activity in 2017 for the Consolidated Funds is related the launch of new CLOs.
    Distributions to our preferred, AOG and common unitholders were $113.2 million for the six months ended June 30, 2017 compared to $82.5 million for the six months ended June 30, 2016. The increase in distributions is consistent with the increase in distributable earnings. Net cash provided by financing activities for the six months ended June 30, 2016 also included $299.0 million of net proceeds from the issuance of our preferred equity. For our Consolidated Funds, net contributions were $0.4 million and $24.9 million for the six months ended June 30, 2017 and 2016, respectively.
Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

				As of June 30, 2017		December 31, 2016
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$135,000	2.65%	$—	—%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	244,992	4.21%	244,684	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	$35,250	35,073	3.02%	35,063	2.74%
2016 Term Loan(4)	12/21/2016	1/15/2029	$26,376	25,991	2.88%	26,037	2.66%
2017 Term Loan A(4)	3/22/2017	1/22/2028	$17,600	17,470	2.70%	N/A	N/A
2017 Term Loan B(4)	5/10/2017	10/15/2029	$35,198	35,124	2.63%	N/A	N/A
2017 Term Loan C(4)	6/22/2017	7/30/2029	$17,211	17,206	2.75%	N/A	N/A
Total debt obligations				$510,856		$305,784

(1)
The AOG entities are borrowers under the Credit Facility, which, as amended in February 2017, provides a $1.04 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2017, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

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

(4)
The 2016 and 2017 Term Loans ("Term Loans") were entered into by a subsidiary of the Company. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another term loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

As of June 30, 2017, we were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.
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
We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker-dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2017, we were required to maintain approximately $26.5 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
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
Preferred Equity
As of June 30, 2017 and December 31, 2016, the Company had 12,400,000 units of Series A Preferred Units (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit.
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
Fair Value Measurement
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of June 30, 2017:

	Credit	Private Equity	Real Estate	Total
	(Dollars in millions)
Level I	$783	$3,196	$—	$3,979
Level II	9,782	506	(42)	10,246
Level III	26,549	11,676	5,534	43,759
Total fair value	37,114	15,378	5,492	57,984
Other net asset value and available capital(1)	30,333	10,392	5,300	46,025
Total AUM	$67,447	$25,770	$10,792	$104,009

(1)	Includes fund net non-investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).

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
Commitments and Contingencies
Capital Commitments
As of June 30, 2017 and December 31, 2016, we had aggregate unfunded commitments of $586.5 million and $535.3 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $32.4 million and $89.2 million in unfunded commitments to funds not managed by us as of June 30, 2017 and December 31, 2016, respectively.
ARCC Fee Waiver

In conjunction with the ARCC-ACAS Transaction, we agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. If Part I Fees are less than $10 million in any single quarter the shortfall will not carryover to the subsequent quarters. There are nine remaining quarters as part of the fee waiver agreement with a maximum of $90 million in potential waivers. ARCC Part I Fees are shown net of the fee waiver.
Indemnifications
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of June 30, 2017, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
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
The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of June 30, 2017 and December 31, 2016, if the funds were liquidated at their fair values, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2017 and December 31, 2016, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $451.7 million and $418.3 million, respectively, of which approximately $350.5 million and $323.9 million, respectively, would be reimbursable to the Company by certain professionals who are the recipients of such performance fees.
Performance fees are also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples.
Our senior professionals who have received carried interest distributions are responsible for funding their proportionate share of any contingent repayment obligations. However, the governing agreements of certain of our funds provide that if a current or former professional from such funds does not fund his or her respective share, then we may have to fund additional amounts beyond what we received in carried interest, although we will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.
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
There have been no material changes in our market risks for the six months ended June 30, 2017. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2016, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2017 and December 31, 2016, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:		Ares Management GP LLC, its general partner

Dated: August 7, 2017	By:		/s/ Antony P. Ressler
		Name:	Antony P. Ressler
		Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2017	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)