Form 10-Q
period 2017-09-30
ARES MANAGEMENT LP
filed 2017-11-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The number of common units representing limited partner interests outstanding as of October 27, 2017 was 82,211,302.

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

•
"available capital" is comprised of uncalled committed capital and undrawn amounts under credit facilities and may include AUM that may be canceled or not otherwise available to invest (also referred to as "dry powder").

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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

Ares Management, L.P.
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Unit Data)

	As of September 30,	As of December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$186,437	$342,861
Investments (includes fair value investments of $581,614 and $448,336 at September 30, 2017 and December 31, 2016, respectively)	584,695	468,471
Performance fees receivable	997,578	759,099
Due from affiliates	161,432	162,936
Deferred tax asset, net	36,661	6,731
Other assets	103,885	65,565
Intangible assets, net	44,115	58,315
Goodwill	143,880	143,724
Assets of Consolidated Funds:
Cash and cash equivalents	799,609	455,280
Investments, at fair value	4,915,029	3,330,203
Due from affiliates	8,047	3,592
Dividends and interest receivable	10,061	8,479
Receivable for securities sold	25,926	21,955
Other assets	2,082	2,501
Total assets	$8,019,437	$5,829,712
Liabilities
Accounts payable, accrued expenses and other liabilities	$94,351	$83,336
Accrued compensation	133,799	131,736
Due to affiliates	17,207	17,564
Performance fee compensation payable	780,201	598,050
Debt obligations	486,007	305,784
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	50,992	21,056
Payable for securities purchased	481,055	208,742
CLO loan obligations, at fair value	4,476,643	3,031,112
Fund borrowings	121,261	55,070
Total liabilities	6,641,516	4,452,450
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding at September 30, 2017 and December 31, 2016)	298,761	298,761
Non-controlling interest in Consolidated Funds	459,723	338,035
Non-controlling interest in Ares Operating Group entities	348,513	447,615
Controlling interest in Ares Management, L.P.:
Partners' capital (82,211,302 units and 80,814,732 units issued and outstanding at September 30, 2017 and at December 31, 2016, respectively)	275,410	301,790
Accumulated other comprehensive loss, net of tax	(4,486)	(8,939)
Total controlling interest in Ares Management, L.P.	270,924	292,851
Total equity	1,377,921	1,377,262
Total liabilities and equity	$8,019,437	$5,829,712

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Unit Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Management fees (includes ARCC Part I Fees of $24,036, $76,436 and $33,260, $90,884 for the three and nine months ended September 30, 2017 and 2016, respectively)	$183,177	$163,609	$535,990	$480,563
Performance fees	87,008	164,482	480,204	337,686
Administrative and other fees	13,486	7,369	43,024	22,761
Total revenues	283,671	335,460	1,059,218	841,010
Expenses
Compensation and benefits	129,347	111,916	384,905	335,249
Performance fee compensation	58,637	123,173	361,044	253,739
General, administrative and other expenses	47,104	38,197	145,193	116,845
Transaction support expense	—	—	275,177	—
Expenses of the Consolidated Funds	19,039	10,088	27,472	11,014
Total expenses	254,127	283,374	1,193,791	716,847
Other income (expense)
Investment income and net interest expense (includes interest expense of $5,343, $15,576 and $4,136, $13,819 for the three and nine months ended September 30, 2017 and 2016, respectively)	(1,831)	(1,681)	(6,218)	(47)
Other income (expense), net	(2,492)	23,042	16,826	33,956
Net realized and unrealized gain on investments	7,209	19,358	39,943	21,349
Investment income and net interest income of the Consolidated Funds (includes interest expense of $28,127, $86,324 and $26,413, $67,469 for the three and nine months ended September 30, 2017 and 2016, respectively)	20,054	8,737	41,675	25,759
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	35,940	23,883	55,263	(5,723)
Total other income	58,880	73,339	147,489	75,294
Income before taxes	88,424	125,425	12,916	199,457
Income tax expense (benefit)	4,552	7,641	(28,459)	7,868
Net income	83,872	117,784	41,375	191,589
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	18,195	7,861	25,403	(3,064)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	—	107	—	456
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	37,839	66,511	(20,610)	116,404
Net income attributable to Ares Management, L.P.	27,838	43,305	36,582	77,793
Less: Preferred equity distributions paid	5,425	6,751	16,275	6,751
Net income attributable to Ares Management, L.P. common unitholders	$22,413	$36,554	$20,307	$71,042
Net income attributable to Ares Management, L.P. per common unit:
Basic	$0.26	$0.45	$0.22	$0.87
Diluted	$0.26	$0.43	$0.22	$0.86
Weighted-average common units:
Basic	82,166,852	80,793,984	81,704,815	80,741,460
Diluted	82,166,852	84,464,591	81,704,815	82,667,049
Distribution declared and paid per common unit	$0.31	$0.28	$0.72	$0.63

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$83,872	$117,784	$41,375	$191,589
Other comprehensive income:
Foreign currency translation adjustments	6,043	(2,241)	11,514	(12,566)
Total comprehensive income	89,915	115,543	52,889	179,023
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	18,017	7,861	25,055	(3,064)
Less: Comprehensive income attributable to redeemable interests in Ares Operating Group entities	—	105	—	409
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	41,143	65,125	(13,201)	108,651
Comprehensive income attributable to Ares Management, L.P.	$30,755	$42,452	$41,035	$73,027

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Preferred Equity	Partners' Capital	Accumulated Other Comprehensive Loss	Non-controlling Interest in Ares Operating Group Entities	Non-controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2016	$298,761	$301,790	$(8,939)	$447,615	$338,035	$1,377,262
Changes in ownership interests	—	(7,482)	—	(8,994)	—	(16,476)
Contributions	—	—	—	1,884	145,717	147,601
Distributions	(16,275)	(58,881)	—	(110,127)	(49,084)	(234,367)
Net income (loss)	16,275	20,307	—	(20,610)	25,403	41,375
Currency translation adjustment	—	—	4,453	7,409	(348)	11,514
Equity compensation	—	19,676	—	31,336	—	51,012
Balance at September 30, 2017	$298,761	$275,410	$(4,486)	$348,513	$459,723	$1,377,921
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$41,375	$191,589
Adjustments to reconcile net income to net cash (used in) provided operating activities	(52,314)	24,989
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(1,157,088)	(506,849)
Cash flows due to changes in operating assets and liabilities	(78,593)	(30,485)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	54,370	61,397
Net cash used in operating activities	(1,192,250)	(259,359)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(27,926)	(8,167)
Net cash used in investing activities	(27,926)	(8,167)
Cash flows from financing activities:
Proceeds from credit facility	245,000	147,000
Proceeds from term notes	70,009	—
Repayments of credit facility	(135,000)	(257,000)
Proceeds from the issuance of preferred equity, net of issuance costs	—	298,637
Distributions	(169,008)	(150,424)
Preferred equity distributions	(16,275)	(6,751)
Net settlement of vested common units	(13,910)	—
Stock option exercise	1,036	—
Excess tax benefit related to stock option exercise	81	—
Other financing activities	1,541	(701)
Allocable to non-controlling interest in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	145,717	93,128
Distributions to non-controlling interests in Consolidated Funds	(49,084)	(61,270)
Borrowings under loan obligations by Consolidated Funds	2,438,491	530,731
Repayments under loan obligations by Consolidated Funds	(1,466,951)	(103,648)
Net cash provided by financing activities	1,051,647	489,702
Effect of exchange rate changes	12,105	(6,876)
Net change in cash and cash equivalents	(156,424)	215,300
Cash and cash equivalents, beginning of period	342,861	121,483
Cash and cash equivalents, end of period	$186,437	$336,783

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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Financial Accounting Standards Board (“FASB") Accounting Standards Updates ("ASU") issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company's condensed consolidated financial statements.
Revenue Recognition:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance.
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
The Company has substantially completed its assessment of the impact of the revenue recognition guidance. The assessment includes a detailed review of investment management agreements, establishing which agreements are expected to be in place, and understanding when revenue would be recognized under those agreements.
Accordingly, the Company has preliminarily concluded that carried interests, which are a performance-based capital allocation to the Company based on cumulative fund performance to date, represent equity method investments that are not in the scope of the amended revenue recognition guidance. Effective January 1, 2018, the Company will change its policy for recognition and measurement of carried interest. This accounting policy change will not change the timing or amount of revenue recognized related to carried interest. These amounts are currently recognized within performance fees in the Condensed Consolidated Statements of Operations. Under the equity method of accounting the Company will recognize its allocations of carried interest or incentive fees along with the allocations proportionate to the Company’s ownership in each fund. The Company will apply a full retrospective application and prior periods presented will be recast. The impact of adoption will be a reclassification of carried interest to equity income and will have no impact on net income (loss) attributable to Ares Management, L.P.
The Company has preliminarily concluded that the majority of its performance-based incentive fees are within the scope of the amended revenue recognition guidance. This accounting change will delay recognition of unrealized incentive fees compared to our current accounting treatment, and it is not expected to have a material impact on the Company’s financial statements.
The Company has evaluated the impact of the amended revenue recognition guidance on other revenue streams including management fees and it is not expected to have a material impact on its financial statements. The Company is still evaluating considerations for reporting certain revenues gross versus net.

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist with evaluating whether a transaction should be accounted for as an acquisition or a disposal of a business. This ASU provides specific evaluation process, and factors that should be used in this determination. The guidance should be applied prospectively. ASU 2017-01 is effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods within those reporting periods, with early adoption permitted. This guidance will not have a material impact on the Company's condensed consolidated financial statements.
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
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	Weighted Average Amortization Period as of September 30, 2017	As of September 30,	As of December 31,
		2017	2016
Management contracts	1.9 years	$67,306	$111,939
Client relationships	10.8 years	38,600	38,600
Trade name	4.8 years	3,200	3,200
Intangible assets		109,106	153,739
Foreign currency translation		—	(3,205)
Total intangible assets		109,106	150,534
Less: accumulated amortization		(64,991)	(92,219)
Intangible assets, net		$44,115	$58,315
Amortization expense associated with intangible assets was $3.7 million and $6.4 million for the three months ended September 30, 2017 and 2016, respectively, and $14.2 million and $20.8 million for the nine months ended September 30, 2017 and 2016, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2017, the Company removed $41.4 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2016	$32,196	$58,600	$52,928	$143,724
Foreign currency translation	—	—	156	156
Balance as of September 30, 2017	$32,196	$58,600	$53,084	$143,880
There was no impairment of goodwill recorded during the nine months ended September 30, 2017 and 2016. The impact of foreign currency translation is reflected within other comprehensive income.

4. INVESTMENTS
The Company’s investments are composed of: (i) investments presented at fair value as a result of the election of the fair value option or in accordance with investment company accounting, (ii) equity method investments (using equity method or fair value option) and (iii) held-to-maturity investments.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value Investments, excluding Equity Method Investments Held at Fair Value

	Fair value at		Fair value as a percentage of total investments at
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Private Investment Partnership Interests:
AREA Sponsor Holdings, LLC	$26,002	$28,898	4.6%	6.8%
ACE II Master Fund, L.P. (1)(2)	19,141	22,042	3.4%	5.2%
Ares Corporate Opportunities Fund III, L.P.	114,674	97,549	20.3%	22.9%
Ares Corporate Opportunities Fund IV, L.P. (2)	34,990	37,308	6.2%	8.7%
Resolution Life L.P.	36,439	33,410	6.5%	7.8%
Other private investment partnership interests (1)(3)	168,732	118,075	30.0%	27.7%
Total private investment partnership interests (cost: $293,804 and $256,638 at September 30, 2017 and December 31, 2016, respectively)	399,978	337,282	71.0%	79.1%
Collateralized loan obligations (cost: $163,011 and $89,743 at September 30, 2017 and December 31, 2016, respectively) (3)	162,261	89,111	28.8%	20.9%
Common stock (cost: $1,132 and $124 at September 30, 2017 and December 31, 2016, respectively) (3)	1,304	100	0.2%	0.0%
Total fair value investments (cost: $457,947 and $346,505 at September 30, 2017 and December 31, 2016, respectively)	$563,543	$426,493

(1)	Investment or portion of the investment is denominated in foreign currency; fair value is translated into U.S. dollars at each reporting date.

(2)	Represents underlying security that is held through various legal entities.

(3)	No single issuer or investment had a fair value that exceeded 5% of the Company's total assets.
Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company's equity method investments, including those where the fair value option was elected, are summarized below:

	As of September 30,	As of December 31,
	2017	2016
Equity method investment	$3,081	$3,616
Equity method investments at fair value	18,071	21,843
Total equity method investments	$21,152	$25,459
The material assets of the Company's equity method investments are investments for which long term capital appreciation is expected, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is primarily composed of the changes in fair value of these net assets.

Held-to-Maturity Investments
The Company classifies certain investments as held-to-maturity investments when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported as investments and are recorded at amortized cost. A summary of the cost and fair value of CLO notes classified as held-to maturity investments is as follows:

	As of September 30,	As of December 31,
	2017	2016
Amortized cost	$—	$16,519
Unrealized loss, net	—	(116)
Fair value	$—	$16,403

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
During the third quarter ended September 30, 2017, the Company redeemed its remaining held-to-maturity investments balance of $18.5 million at par, which approximated the amortized cost, with no gain or loss recognized. Redemption occurred in connection with the restructuring and refinancing of the underlying collateral facility during the third quarter ended September 30, 2017.
Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
United States:
Fixed income securities:
Consumer discretionary	$1,124,210	$665,773	22.6%	20.0%
Consumer staples	55,357	64,840	1.1%	1.9%
Energy	138,687	45,409	2.8%	1.4%
Financials	234,828	139,285	4.8%	4.2%
Healthcare, education and childcare	396,747	246,403	8.0%	7.4%
Industrials	298,186	149,632	6.1%	4.5%
Information technology	138,390	194,394	2.8%	5.8%
Materials	163,728	139,994	3.3%	4.2%
Telecommunication services	337,695	261,771	6.9%	7.9%
Utilities	54,548	47,800	1.1%	1.4%
Total fixed income securities (cost: $2,949,788 and $1,945,977 at September 30, 2017 and December 31, 2016, respectively)	2,942,376	1,955,301	59.5%	58.7%
Equity securities:
Energy	158	421	0.0%	0.0%
Partnership and LLC interests	224,010	171,696	4.6%	5.2%
Total equity securities (cost: $192,265 and $149,872 at September 30, 2017 and December 31, 2016, respectively)	224,168	172,117	4.6%	5.2%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Europe:
Fixed income securities:
Consumer discretionary	$523,953	$274,678	10.6%	8.2%
Consumer staples	72,446	39,197	1.5%	1.2%
Financials	43,702	28,769	0.9%	0.9%
Healthcare, education and childcare	199,823	111,589	4.1%	3.4%
Industrials	106,808	118,466	2.2%	3.6%
Information technology	46,512	49,507	0.9%	1.5%
Materials	235,505	124,629	4.8%	3.7%
Telecommunication services	143,972	118,632	2.9%	3.6%
Utilities	9,427	4,007	0.2%	0.1%
Total fixed income securities (cost: $1,383,866 and $892,108 at September 30, 2017 and December 31, 2016, respectively)	1,382,148	869,474	28.1%	26.2%
Equity securities:
Consumer staples	—	1,517	—%	0.0%
Healthcare, education and childcare	57,562	41,329	1.2%	1.2%
Telecommunication services	—	24	—%	0.0%
Total equity securities (cost: $67,198 and $67,290 at September 30, 2017 and December 31, 2016, respectively)	57,562	42,870	1.2%	1.2%
Asia and other:
Fixed income securities:
Consumer discretionary	27,950	24,244	0.6%	0.7%
Financials	22,402	1,238	0.5%	0.0%
Healthcare, education and childcare	—	10,010	—%	0.3%
Telecommunication services	22,830	8,696	0.5%	0.3%
Total fixed income securities (cost: $73,146 and $46,545 at September 30, 2017 and December 31, 2016, respectively)	73,182	44,188	1.6%	1.3%
Equity securities:
Consumer discretionary	48,161	44,642	1.0%	1.3%
Consumer staples	47,208	50,101	1.0%	1.5%
Healthcare, education and childcare	44,637	32,598	0.9%	1.0%
Industrials	16,578	16,578	0.3%	0.5%
Total equity securities (cost: $122,418 and $122,418 at September 30, 2017 and December 31, 2016, respectively)	156,584	143,919	3.2%	4.3%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Canada:
Fixed income securities:
Consumer discretionary	$4,093	$—	0.1%	—%
Consumer staples	10,387	5,256	0.2%	0.2%
Energy	28,459	12,830	0.6%	0.4%
Healthcare, education and childcare	—	15,509	—%	0.5%
Industrials	12,464	1,401	0.3%	0.0%
Telecommunication services	9,725	13,852	0.2%	0.4%
Total fixed income securities (cost: $64,567 and $48,274 at September 30, 2017 and December 31, 2016, respectively)	65,128	48,848	1.4%	1.5%
Equity securities:
Consumer discretionary	7,862	164	0.2%	0.0%
Total equity securities (cost: $17,202 and $408 at September 30, 2017 and December 31, 2016, respectively)	7,862	164	0.2%	0.0%
Australia:
Fixed income securities:
Consumer discretionary	3,142	5,627	0.1%	0.2%
Energy	2,877	6,046	0.1%	0.2%
Industrials	—	2,926	—%	0.1%
Utilities	—	21,154	—%	0.6%
Total fixed income securities (cost: $6,910 and $37,975 at September 30, 2017 and December 31, 2016, respectively)	6,019	35,753	0.2%	1.1%
Equity securities:
Utilities	—	17,569	—%	0.5%
Total equity securities (cost: $0 and $18,442 at September 30, 2017 and December 31, 2016, respectively)	—	17,569	—%	0.5%
Total fixed income securities	4,468,853	2,953,564	90.8%	88.8%
Total equity securities	446,176	376,639	9.2%	11.2%
Total investments, at fair value	$4,915,029	$3,330,203
At September 30, 2017 and December 31, 2016, no single issuer or investments, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of September 30, 2017:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$162,261	$—	$162,261
Equity securities	300	1,004	—	—	1,304
Partnership interests	—	—	36,439	381,610	418,049
Total investments, at fair value	300	1,004	198,700	381,610	581,614
Derivatives—foreign exchange contracts	—	1,310	—	—	1,310
Total assets, at fair value	$300	$2,314	$198,700	$381,610	$582,924
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(4,194)	$—	$—	$(4,194)
Total liabilities, at fair value	$—	$(4,194)	$—	$—	$(4,194)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$91,683	$7,373	$99,056
Loans	—	4,037,594	312,203	4,349,797
Collateralized loan obligations	—	20,000	—	20,000
Total fixed income investments	—	4,149,277	319,576	4,468,853
Equity securities	65,150	158	156,858	222,166
Partnership interests	—	—	224,010	224,010
Total investments, at fair value	65,150	4,149,435	700,444	4,915,029
Derivatives—other	—	—	1,328	1,328
Total assets, at fair value	$65,150	$4,149,435	$701,772	$4,916,357
Liabilities, at fair value
Derivatives—other	$—	$—	$(201)	$(201)
Loan obligations of CLOs	—	(4,476,643)	—	(4,476,643)
Total liabilities, at fair value	$—	$(4,476,643)	$(201)	$(4,476,844)
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2016:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$89,111	$—	$89,111
Equity securities	100	—	—	—	100
Partnership interests	—	—	33,410	325,715	359,125
Total investments, at fair value	100	—	122,521	325,715	448,336
Derivatives—foreign exchange contracts	—	3,171	—	—	3,171
Total assets, at fair value	$100	$3,171	$122,521	$325,715	$451,507
Liabilities, at fair value
Contingent considerations	$—	$—	$(22,156)	$—	$(22,156)
Total liabilities, at fair value	$—	$—	$(22,156)	$—	$(22,156)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$104,886	$37,063	$141,949
Loans	—	2,606,423	199,217	2,805,640
Collateralized loan obligations	—	—	5,973	5,973
Total fixed income investments	—	2,711,309	242,253	2,953,562
Equity securities	56,662	17,569	130,690	204,921
Partnership interests	—	—	171,696	171,696
Other	—	24	—	24
Total investments, at fair value	56,662	2,728,902	544,639	3,330,203
Derivatives:
Foreign exchange contracts	—	529	—	529
Other	—	—	291	291
Total derivative assets, at fair value	—	529	291	820
Total assets, at fair value	$56,662	$2,729,431	$544,930	$3,331,023
Liabilities, at fair value
Derivatives—other	$—	$—	$(2,999)	$(2,999)
Loan obligations of CLOs	—	(3,031,112)	—	(3,031,112)
Total liabilities, at fair value	$—	$(3,031,112)	$(2,999)	$(3,034,111)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$164,807	$33,410	$198,217	$1,940
Purchases(1)	29,911	—	29,911	—
Sales/settlements(2)	(33,062)	—	(33,062)	(1,000)
Expired contingent considerations	—	—	—	(1,000)
Realized and unrealized appreciation, net	605	3,029	3,634	60
Balance, end of period	$162,261	$36,439	$198,700	$—
Increase in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$442	$3,029	$3,471	$—

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$146,274	$187,579	$217,740	$2,809	$554,402
Transfer in	—	86,420	—	—	86,420
Transfer out	(271)	(60,550)	—	(4)	(60,825)
Purchases(1)	—	139,903	15,000	—	154,903
Sales(2)	(3,701)	(49,783)	(15,000)	—	(68,484)
Additions(3)	—	14,479	—	1,393	15,872
Settlements, net	—	—	—	(3,127)	(3,127)
Amortized discounts/premiums	—	63	—	101	164
Realized and unrealized appreciation, net	14,556	1,465	6,270	(45)	22,246
Balance, end of period	$156,858	$319,576	$224,010	$1,127	$701,571
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$12,830	$920	$6,270	$(2,021)	$17,999

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

(3)	Additions relate a CLO that was refinanced and restructured that is now consolidated.
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$54,155	$44,746	$98,901	$41,035
Purchases(1)	4	833	837	—
Sales/settlements(2)	(943)	—	(943)	(1,000)
Realized and unrealized appreciation (depreciation), net	2,721	(12,169)	(9,448)	(17,690)
Balance, end of period	$55,937	$33,410	$89,347	$22,345
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$2,479	$(6,237)	$(3,758)	$(17,690)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$143,334	$237,372	$115,440	$(2,076)	$494,070
Transfer in	18,135	54,202	—	—	72,337
Transfer out	—	(70,910)	—	—	(70,910)
Purchases(1)	6,171	94,527	21,433	—	122,131
Sales(2)	(290)	(45,002)	(2,933)	—	(48,225)
Settlements, net	—	—	—	(543)	(543)
Amortized discounts/premiums	—	374	—	214	588
Realized and unrealized appreciation (depreciation), net	(2,374)	2,077	5,260	2,275	7,238
Balance, end of period	$164,976	$272,640	$139,200	$(130)	$576,686
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(59)	$(2,977)	$5,261	$2,143	$4,368

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$89,111	$33,410	$122,521	$22,156
Purchases(1)	110,595	169	110,764	—
Sales/settlements(2)	(38,303)	—	(38,303)	(1,000)
Expired contingent considerations	—	—	—	(1,000)
Realized and unrealized appreciation (depreciation), net	858	2,860	3,718	(20,156)
Balance, end of period	$162,261	$36,439	$198,700	$—
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$29	$3,029	$3,058	$—

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$130,690	$242,253	$171,696	$(2,708)	$541,931
Transfer in	—	48,646	—	—	48,646
Transfer out	(6,581)	(100,228)	—	(4)	(106,813)
Purchases(1)	6,692	224,600	88,000	—	319,292
Sales(2)	(3,701)	(114,286)	(45,000)	—	(162,987)
Additions(3)	—	14,479	—	1,393	15,872
Settlements, net	—	—	—	(976)	(976)
Amortized discounts/premiums	—	132	—	317	449
Realized and unrealized appreciation, net	29,758	3,980	9,314	3,105	46,157
Balance, end of period	$156,858	$319,576	$224,010	$1,127	$701,571
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$19,175	$(429)	$9,314	$(787)	$27,273

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

(3)	Additions relate to a CLO that was refinanced and restructured that is now consolidated.
The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2016:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$55,752	$51,703	$107,455	$40,831
Purchases(1)	11	9,000	9,011	—
Sales/settlements(2)	(3,236)	—	(3,236)	(1,000)
Realized and unrealized appreciation (depreciation), net	3,410	(27,293)	(23,883)	(17,486)
Balance, end of period	$55,937	$33,410	$89,347	$22,345
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$2,043	$(7,293)	$(5,250)	$(17,486)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$129,809	$249,490	$86,902	$(10,307)	$455,894
Transfer in	15,760	64,796	—	—	80,556
Transfer out	(344)	(75,192)	—	—	(75,536)
Purchases(1)	15,839	132,958	34,533	—	183,330
Sales(2)	(290)	(85,430)	(3,233)	—	(88,953)
Settlements, net	—	—	—	45	45
Amortized discounts/premiums	—	1,103	—	298	1,401
Realized and unrealized appreciation (depreciation), net	4,202	(15,085)	20,998	9,834	19,949
Balance, end of period	$164,976	$272,640	$139,200	$(130)	$576,686
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$4,385	$(10,760)	$20,998	$8,617	$23,240

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales include distributions, principal redemptions and securities disposed of in connection with restructurings.

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. Two of the Company's investments were transferred from a Level II to a Level I fair value measurement as of June 30, 2017 at their fair values totaling $7.5 million as of the transfer date. The investments transferred are equity securities that were previously thinly traded that began to have significant levels of market activity to support quoted market prices during the second quarter of 2017. For the nine months ended September 30, 2016, there were no transfers between Level I and Level II fair value measurements.
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$36,439	Other	N/A	N/A
Collateralized loan obligations	162,261	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$198,700

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

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of September 30, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$57,562	Enterprise value market multiple analysis	EBITDA multiple(2)	2.8x	2.8x
	61,215	Market approach (comparable companies)	Net income multiple Illiquidity discount	30.0x - 45.0x 25.0%	34.7x 25.0%
	224,010	Discounted cash flow	Discount rate	18.5%	18.5%
	38,081	Recent transaction price(1)	N/A	N/A	N/A
Fixed income securities
	238,764	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	80,590	Income approach	Yield	4.9% - 14.3%	9.4%
	222	Market approach (comparable companies)	EBITDA multiple(2)	5.6x	5.6x
Derivative instruments of Consolidated Funds	1,328	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$701,772
Liabilities
Derivatives instruments of Consolidated Funds	$(201)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(201)

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

The Company's investments valued using net asset value (“NAV”) per share have terms and conditions that do not allow for redemption without certain events or approvals that are outside the Company's control. A summary of fair value by segment and the remaining unfunded commitments are presented below:

	As of September 30, 2017		As of December 31, 2016
Segment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Credit Group	$77,220	$79,303	$53,131	$30,896
Private Equity Group	188,615	91,311	181,096	96,687
Real Estate Group	83,484	48,816	71,669	35,708
Non-core investments(1)	32,291	20,023	19,819	34,500
Totals	$381,610	$239,453	$325,715	$197,791

(1) Non-core investments are reported within the Company's Operations Management Group ("OMG").

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017				As of December 31, 2016
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$37,907	$1,310	$124,536	$4,194	$62,830	$3,171	$—	$—
Total derivatives, at fair value(2)	$37,907	$1,310	$124,536	$4,194	$62,830	$3,171	$—	$—

	As of September 30, 2017				As of December 31, 2016
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$—	$—	$—	$—	$25,304	$529	$—	$—
Other financial instruments	6,071	1,328	(2,368)	(201)	3,575	291	(204)	(2,999)
Total derivatives, at fair value(3)	6,071	1,328	(2,368)	(201)	28,879	820	(204)	(2,999)
Other—equity(4)	—	—	—	—	253	24	—	—
Total	$6,071	$1,328	$(2,368)	$(201)	$29,132	$844	$(204)	$(2,999)

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)
As of September 30, 2017, the Company had the right to, but elected not to, offset $1.3 million of its derivative assets and liabilities. As of December 31, 2016, the Company did not have any derivative liabilities to offset its derivative assets.

(3)	As of September 30, 2017 and December 31, 2016, the Consolidated Funds offset $0.7 million and $1.4 million of their derivative assets and liabilities, respectively.

(4)	Represents the fair value of warrants which are presented as equity securities within investments of the Consolidated Funds in the Condensed Consolidated Statements of Financial Condition.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2017		As of December 31, 2016
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$110,000	2.75%	$—	—%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,149	4.21%	244,684	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	$35,205	35,032	2.79%	35,063	2.74%
2016 Term Loan(4)	12/21/2016	1/15/2029	$26,376	25,999	3.02%	26,037	2.66%
2017 Term Loan A(4)	3/22/2017	1/22/2028	$17,600	17,474	2.70%	N/A	N/A
2017 Term Loan B(4)	5/10/2017	10/15/2029	$35,198	35,147	2.63%	N/A	N/A
2017 Term Loan C(4)	6/22/2017	7/30/2029	$17,211	17,206	2.75%	N/A	N/A
Total debt obligations				$486,007		$305,784

(1)
The AOG entities are borrowers under the Credit Facility, which, as amended in February 2017 and increased in September 2017, provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2017, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(4)
The 2016 and 2017 Term Loans ("Term Loans") were entered into by a subsidiary of the Company that acts as a manager to a CLO. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another term loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

As of September 30, 2017, the Company and its subsidiaries were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.
Debt obligations of the Company and its subsidiaries are reflected at cost. The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Company's Senior Notes and Term Loans are recorded as a reduction of the corresponding debt obligation and debt issuance costs related to the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the term of the related obligation. The following table shows the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Term Loans
Unamortized debt issuance costs as of December 31, 2016	$4,800	$1,803	$526
Debt issuance costs incurred	3,387	—	253
Amortization of debt issuance costs	(1,258)	(174)	(48)
Unamortized debt issuance costs as of September 30, 2017	$6,929	$1,629	$731

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
As of September 30, 2017 and December 31, 2016 the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of September 30, 2017			As of December 31, 2016
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$4,298,009	$4,279,766	10.56	$2,839,779	$2,841,440	9.68
Subordinated notes(2)	274,341	196,877	11.15	284,046	189,672	9.97
Total loan obligations of Consolidated CLOs	$4,572,350	$4,476,643		$3,123,825	$3,031,112

(1)
Original borrowings under the senior secured notes totaled $4.3 billion, with various maturity dates ranging from October 2024 to April 2030. The weighted average interest rate as of September 30, 2017 was 4.25%.

(2)
Original borrowings under the subordinated notes totaled $274.3 million, with various maturity dates ranging from October 2024 to April 2030. They do not have contractual interest rates, but instead receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company except to the extent the debt is guaranteed by a subsidiary or if a general partner is liable for the Consolidated Fund’s liabilities under the applicable law. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2017 and December 31, 2016, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of September 30, 2017 and December 31, 2016:

			As of September 30, 2017			As of December 31, 2016
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$12,942	2.75%		$12,942	2.38%
	6/30/2018	47,284	30,599	1.55%	(2)	42,128	1.55%	(2)
	3/7/2018	71,500	71,500	2.62%		N/A	N/A
Revolving Term Loan	8/19/2019	11,429	6,220	5.74%		N/A	N/A
Total borrowings			$121,261			$55,070

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus an applicable margin.

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2017, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of September 30, 2017 and December 31, 2016, the Company had aggregate unfunded commitments of $316.5 million and $535.3 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $20.0 million and $89.2 million in commitments to funds not managed by the Company as of September 30, 2017 and December 31, 2016, respectively.
 In connection with the acquisition of EIF, contingent consideration was payable to EIF’s former membership interest holders if certain funds and co-investment vehicles met certain revenue and fee paying commitment targets during their commitment period. Since the revenue and fee paying targets were not met, the liability associated with the EIF contingent consideration, which was $20.3 million as of December 31, 2016, was reversed in the first quarter of 2017, resulting in a $20.3 million gain recorded within other income (expense) on the Company's Condensed Consolidated Statements of Operations.
ARCC Fee Waiver
In conjunction with the ARCC-ACAS Transaction, the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. If Part I Fees are less than $10 million in any single quarter the shortfall will not carryover to the subsequent quarters. As of September 30, 2017, there are eight remaining quarters as part of the fee waiver agreement, with a maximum of $80 million in potential waivers. ARCC Part I Fees are shown net of the fee waiver.
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
At September 30, 2017 and December 31, 2016, if the Company assumed all existing investments were worthless, the amount of performance fees subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $471.8 million and $418.3 million, respectively, of which approximately $366.6 million and $323.9 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance fees. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2017 and December 31, 2016, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of either date.
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

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, performance fees, other fees, and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that performance fees receivable are presented separately within the Condensed Consolidated Statements of Financial Condition.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2017	2016
Due from affiliates:
Management fees receivable from non-consolidated funds	$120,242	$123,781
Payments made on behalf of and amounts due from non-consolidated funds and employees	41,190	39,155
Due from affiliates—Company	$161,432	$162,936
Amounts due from portfolio companies and non-consolidated funds	$8,047	$3,592
Due from affiliates—Consolidated Funds	$8,047	$3,592
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$4,822	$7,914
Management fees received in advance	4,608	1,788
Tax receivable agreement liability	4,748	4,748
Payments made by non-consolidated funds on behalf of and payable by the Company	3,029	3,114
Due to affiliates—Company	$17,207	$17,564

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

10. INCOME TAXES
A substantial portion of the Company’s earnings flow through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings reflects no provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. A portion of the Company’s operations is held through AHI, as well as corporate subsidiaries of Ares Holdings and Ares Investments, which are U.S. corporations for tax purposes. AHI is subject to U.S. corporate tax on earnings that flow through from Ares Holdings with respect to both AOG Units and preferred units. The income of these U.S. corporations is subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). The Company’s income tax provision includes corporate level income taxes and entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company had an income tax expense of $4.6 million and $7.6 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the Company had an income tax benefit of $28.5 million primarily driven by the one-time ARCC-ACAS transaction support payment compared to an income tax expense of $7.9 million for the nine months ended September 30, 2016.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate subsidiaries that are subject to income taxes and those subsidiaries that are not. For the three and nine months ended September 30, 2017 and 2016, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of September 30, 2017, the Company’s U.S. federal income tax returns for the years 2014 through 2017 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2013 to 2017. Foreign tax returns are generally subject to audit from 2012 to 2017. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
11. EARNINGS PER COMMON UNIT
Basic earnings per common unit are computed by dividing income available to common unitholders by the weighted‑average number of common units outstanding during the period. Diluted earnings per common unit are computed using the more dilutive method of either the two-class method or the treasury stock method.
For the three and nine months ended September 30, 2017, the two-class method was the more dilutive method for the unvested restricted units. For the three and nine months ended September 30, 2016, the treasury stock method was the more dilutive method for the unvested restricted units. No participating securities had rights to undistributed earnings during any period presented.
The computation of diluted earnings per common unit for the three and nine months ended September 30, 2017 and 2016 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Options	21,022,924	22,164,772	21,170,880	23,008,147
Restricted units	13,742,856	—	14,223,345	62,909
AOG units	130,192,448	130,852,861	130,280,878	131,858,404
The following table presents the computation of basic and diluted earnings per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Ares Management, L.P. common unitholders	$22,413	$36,554	$20,307	$71,042
Earnings distributed to participating securities (restricted units)	(1,003)	(480)	(2,248)	(895)
Preferred stock dividends(1)	—	—	—	(8)
Net income available to common unitholders	$21,410	$36,074	$18,059	$70,139
Basic weighted-average common units	82,166,852	80,793,984	81,704,815	80,741,460
Basic earnings per common unit	$0.26	$0.45	$0.22	$0.87
Net income attributable to Ares Management, L.P. common unitholders	$22,413	$36,554	$20,307	$71,042
Earnings distributed to participating securities (restricted units)	(1,003)	—	(2,248)	—
Preferred stock dividends(1)	—	—	—	(8)
Net income available to common unitholders	$21,410	$36,554	$18,059	$71,034
Effect of dilutive units:
Restricted units	—	3,670,607	—	1,925,589
Diluted weighted-average common units	82,166,852	84,464,591	81,704,815	82,667,049
Diluted earnings per common unit	$0.26	$0.43	$0.22	$0.86

(1)	Dividends relate to the preferred shares that were issued by Ares Real Estate Holdings LLC and were redeemed on July 1, 2016.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the Ares Management, L.P. 2014 Equity Incentive Plan (the "Equity Incentive Plan"). Based on a formula as defined in the Equity Incentive Plan, the total number of units available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year.  Accordingly, on January 1, 2017, the total number of units available for issuance under the Equity Incentive Plan increased to 30,397,280 units, and as of September 30, 2017, 24,550,987 units remain available for issuance.
Generally, unvested phantom units, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted units	$14,555	$5,350	$40,375	$14,797
Options	3,224	2,693	10,637	11,153
Phantom units	312	433	1,085	1,235
Equity-based compensation expense	$18,091	$8,476	$52,097	$27,185
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
The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common unit multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Distribution Equivalent”). For the three and nine months ended September 30, 2017, Distribution Equivalents were made to the holders of restricted units in the aggregate amount of $4.3 million and $10.3 million, respectively, which are presented as distributions within the Condensed Consolidated Statement of Changes in Equity. When units are forfeited, the cumulative amount of distribution equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units’ activity during the nine months ended September 30, 2017:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2017	8,058,372	$16.38
Granted	7,944,144	18.61
Vested	(1,833,422)	16.56
Forfeited	(426,238)	17.82
Balance - September 30, 2017	13,742,856	$17.58
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $183.2 million as of September 30, 2017 and is expected to be recognized over the remaining weighted average period of 3.69 years.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the nine months ended September 30, 2017 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2017	22,232,134	$18.99	7.35
Granted	—	—	—
Exercised	(54,500)	19.00	—
Expired	(433,609)	19.00	—
Forfeited	(721,101)	19.00	—
Balance - September 30, 2017	21,022,924	$18.99	6.56	$—
Exercisable at September 30, 2017	7,106,989	$19.00	6.56	$—
As of September 30, 2017, there was $26.5 million of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of 1.60 years.
Phantom Units
A summary of unvested phantom unit activity during the nine months ended September 30, 2017 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2017	266,138	$19.00
Vested	(87,222)	19.00
Forfeited	(20,872)	19.00
Balance - September 30, 2017	158,044	$19.00
The fair value of the phantom unit awards is remeasured at each reporting period and was $18.65 per unit as of September 30, 2017. Based on the fair value of the awards at September 30, 2017,  $2.3 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 1.59 years. During the nine months ended September 30, 2017, the Company paid $1.7 million to settle any vested phantom units.

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
The following table presents each partner's AOG units and corresponding ownership interest in each of the Ares Operating Group entities as of September 30, 2017 and December 31, 2016, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the three and nine months ended September 30, 2017 and 2016.

					Daily Average Ownership
	As of September 30, 2017		As of December 31, 2016		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2017	2016	2017	2016
Ares Management, L.P.	82,211,302	38.71%	80,814,732	38.26%	38.69%	38.17%	38.54%	37.98%
Ares Owners Holding L.P.	117,673,223	55.40%	117,928,313	55.82%	55.42%	55.92%	55.56%	56.14%
Affiliate of Alleghany Corporation	12,500,000	5.89%	12,500,000	5.92%	5.89%	5.91%	5.90%	5.88%
Total	212,384,525	100.00%	211,243,045	100.00%
Preferred Equity
As of September 30, 2017 and December 31, 2016, the Company had 12,400,000 units of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are payable quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit.

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the nine months ended September 30, 2017, the Company reclassified certain expenses from OMG to its operating segments. Historical results have been modified to conform to the current period presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $70.5 billion of assets under management and 142 funds as of September 30, 2017. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments composed of diversified portfolios of consumer and commercial assets. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Company provides investors access to these capabilities through several vehicles, including commingled funds, separately managed accounts and a publicly traded vehicle. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of September 30, 2017, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $24.6 billion of assets under management as of September 30, 2017, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations. As of September 30, 2017 the group managed five corporate private equity commingled funds focused on North America and Europe and two focused on greater China, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and three special situations funds. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.6 billion of assets under management across 42 funds as of September 30, 2017. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage real estate investment trust, ACRE.

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
Economic net income (“ENI”), a non-GAAP measure, is an operating metric used by management to evaluate total operating performance, a decision tool for deployment of resources, and an assessment of the performance of the Company’s business segments. ENI differs from net income by excluding (a) income tax expense, (b) operating results of the Consolidated Funds, (c) depreciation and amortization expense, (d) placement fees and underwriting costs, (e) the effects of changes arising from corporate actions, and (f) certain other items that the Company believes are not indicative of its total operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers and acquisitions and capital transactions, and expenses incurred in connection with corporate reorganization.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $24,036)	$120,178	$51,313	$17,137	$188,628	$—	$188,628
Other fees	5,668	449	27	6,144	—	6,144
Compensation and benefits	(46,551)	(19,256)	(11,398)	(77,205)	(27,577)	(104,782)
General, administrative and other expenses	(6,851)	(4,655)	(2,125)	(13,631)	(18,380)	(32,011)
Fee related earnings	72,444	27,851	3,641	103,936	(45,957)	57,979
Performance fees—realized	3,296	173,304	2,389	178,989	—	178,989
Performance fees—unrealized	33,033	(142,822)	20,366	(89,423)	—	(89,423)
Performance fee compensation—realized	(1,466)	(138,657)	(856)	(140,979)	—	(140,979)
Performance fee compensation—unrealized	(19,820)	114,395	(12,233)	82,342	—	82,342
Net performance fees	15,043	6,220	9,666	30,929	—	30,929
Investment income—realized	6,206	14,268	1,997	22,471	18	22,489
Investment income (loss)—unrealized	(1,123)	(8,421)	(767)	(10,311)	4,357	(5,954)
Interest and other investment income (expense)	(540)	1,129	716	1,305	26	1,331
Interest expense	(3,277)	(1,229)	(396)	(4,902)	(441)	(5,343)
Net investment income	1,266	5,747	1,550	8,563	3,960	12,523
Performance related earnings	16,309	11,967	11,216	39,492	3,960	43,452
Economic net income	$88,753	$39,818	$14,857	$143,428	$(41,997)	$101,431
Distributable earnings	$73,120	$75,809	$4,736	$153,665	$(53,214)	$100,451
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2016:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $33,260)	$115,794	$35,183	$17,819	$168,796	$—	$168,796
Other fees	280	309	162	751	—	751
Compensation and benefits	(45,222)	(16,697)	(9,459)	(71,378)	(25,960)	(97,338)
General, administrative and other expenses	(7,274)	(3,925)	(2,289)	(13,488)	(13,386)	(26,874)
Fee related earnings	63,578	14,870	6,233	84,681	(39,346)	45,335
Performance fees—realized	22,422	108,245	2,170	132,837	—	132,837
Performance fees—unrealized	11,152	16,569	4,647	32,368	—	32,368
Performance fee compensation—realized	(7,241)	(86,537)	—	(93,778)	—	(93,778)
Performance fee compensation—unrealized	(11,686)	(13,387)	(4,322)	(29,395)	—	(29,395)
Net performance fees	14,647	24,890	2,495	42,032	—	42,032
Investment income (loss)—realized	588	11,267	(151)	11,704	(20,005)	(8,301)
Investment income—unrealized	5,460	7,066	6,211	18,737	15,979	34,716
Interest and other investment income	5,940	417	714	7,071	15	7,086
Interest expense	(1,831)	(1,399)	(242)	(3,472)	(664)	(4,136)
Net investment income (loss)	10,157	17,351	6,532	34,040	(4,675)	29,365
Performance related earnings	24,804	42,241	9,027	76,072	(4,675)	71,397
Economic net income	$88,382	$57,111	$15,260	$160,753	$(44,021)	$116,732
Distributable earnings	$81,542	$45,481	$6,408	$133,431	$(66,696)	$66,735

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $76,436)	$354,179	$147,559	$49,231	$550,969	$—	$550,969
Other fees	15,834	1,127	37	16,998	—	16,998
Compensation and benefits	(142,647)	(50,862)	(30,848)	(224,357)	(84,881)	(309,238)
General, administrative and other expenses	(22,766)	(13,198)	(7,947)	(43,911)	(56,729)	(100,640)
Fee related earnings	204,600	84,626	10,473	299,699	(141,610)	158,089
Performance fees—realized	19,957	238,084	3,883	261,924	—	261,924
Performance fees—unrealized	41,062	118,162	64,243	223,467	—	223,467
Performance fee compensation—realized	(8,649)	(189,571)	(1,033)	(199,253)	—	(199,253)
Performance fee compensation—unrealized	(27,357)	(95,131)	(39,303)	(161,791)	—	(161,791)
Net performance fees	25,013	71,544	27,790	124,347	—	124,347
Investment income—realized	9,049	17,564	4,153	30,766	3,217	33,983
Investment income (loss)—unrealized	16	25,479	(77)	25,418	222	25,640
Interest and other investment income	2,399	3,264	2,069	7,732	1,125	8,857
Interest expense	(8,800)	(4,139)	(1,257)	(14,196)	(1,380)	(15,576)
Net investment income	2,664	42,168	4,888	49,720	3,184	52,904
Performance related earnings	27,677	113,712	32,678	174,067	3,184	177,251
Economic net income	$232,277	$198,338	$43,151	$473,766	$(138,426)	$335,340
Distributable earnings	$204,402	$145,696	$12,596	$362,694	$(151,642)	$211,052
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2016:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $90,884)	$332,182	$111,100	$50,794	$494,076	$—	$494,076
Other fees	939	983	855	2,777	—	2,777
Compensation and benefits	(135,068)	(46,556)	(31,327)	(212,951)	(77,225)	(290,176)
General, administrative and other expenses	(19,383)	(10,489)	(8,241)	(38,113)	(44,616)	(82,729)
Fee related earnings	178,670	55,038	12,081	245,789	(121,841)	123,948
Performance fees—realized	44,624	171,024	5,142	220,790	—	220,790
Performance fees—unrealized	(1,544)	109,848	10,030	118,334	—	118,334
Performance fee compensation—realized	(9,978)	(136,761)	(53)	(146,792)	—	(146,792)
Performance fee compensation—unrealized	(9,853)	(88,766)	(8,328)	(106,947)	—	(106,947)
Net performance fees	23,249	55,345	6,791	85,385	—	85,385
Investment income (loss)—realized	390	14,641	412	15,443	(20,093)	(4,650)
Investment income (loss)—unrealized	9,256	(1,030)	7,943	16,169	4,460	20,629
Interest and other investment income (expense)	21,617	8,532	1,642	31,791	(53)	31,738
Interest expense	(6,729)	(4,201)	(788)	(11,718)	(2,101)	(13,819)
Net investment income (loss)	24,534	17,942	9,209	51,685	(17,787)	33,898
Performance related earnings	47,783	73,287	16,000	137,070	(17,787)	119,283
Economic net income	$226,453	$128,325	$28,081	$382,859	$(139,628)	$243,231
Distributable earnings	$221,357	$104,162	$16,867	$342,386	$(157,550)	$184,836

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (expense):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Revenues
Management fees (includes ARCC Part I Fees of $24,036, $76,436 and $33,260, $90,884 for the three and nine months ended September 30, 2017 and 2016, respectively)	$188,628	$168,796	$550,969	$494,076
Other fees	6,144	751	16,998	2,777
Performance fees—realized	178,989	132,837	261,924	220,790
Performance fees—unrealized	(89,423)	32,368	223,467	118,334
Total segment revenues	$284,338	$334,752	$1,053,358	$835,977
Segment Expenses
Compensation and benefits	$77,205	$71,378	$224,357	$212,951
General, administrative and other expenses	13,631	13,488	43,911	38,113
Performance fee compensation—realized	140,979	93,778	199,253	146,792
Performance fee compensation—unrealized	(82,342)	29,395	161,791	106,947
Total segment expenses	$149,473	$208,039	$629,312	$504,803
Other Income (Expense)
Investment income—realized	$22,471	$11,704	$30,766	$15,443
Investment income (loss)—unrealized	(10,311)	18,737	25,418	16,169
Interest and other investment income	1,305	7,071	7,732	31,791
Interest expense	(4,902)	(3,472)	(14,196)	(11,718)
Total other income	$8,563	$34,040	$49,720	$51,685

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment revenue	$284,338	$334,752	$1,053,358	$835,977
Revenue of Consolidated Funds eliminated in consolidation	(6,822)	(5,986)	(18,738)	(13,439)
Administrative fees(1)	7,352	6,618	26,090	19,984
Performance fees reclass(2)	(1,187)	76	(1,428)	(1,512)
Revenue of non-controlling interests in consolidated subsidiaries(3)	(10)	—	(64)	—
Total consolidated adjustments and reconciling items	(667)	708	5,860	5,033
Total consolidated revenue	$283,671	$335,460	$1,059,218	$841,010

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment expenses	$149,473	$208,039	$629,312	$504,803
Expenses of Consolidated Funds added in consolidation	25,862	16,068	45,196	27,334
Expenses of Consolidated Funds eliminated in consolidation	(6,823)	(5,980)	(17,724)	(16,320)
Administrative fees(1)	7,352	6,618	26,090	19,984
OMG expenses	45,957	39,346	141,610	121,841
Acquisition and merger-related expenses	2,818	79	278,878	432
Equity compensation expense	18,091	8,476	52,097	27,185
Placement fees and underwriting costs	4,495	2,202	14,317	4,886
Amortization of intangibles	3,651	6,378	14,200	20,762
Depreciation expense	3,468	2,148	9,458	5,940
Expenses of non-controlling interests in consolidated subsidiaries(2)	(217)	—	357	—
Total consolidation adjustments and reconciling items	104,654	75,335	564,479	212,044
Total consolidated expenses	$254,127	$283,374	$1,193,791	$716,847

(1)
Represents administrative fees that are presented in administrative and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)	Adjustments to eliminate costs being borne by certain of our joint venture partners.
The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total other income	$8,563	$34,040	$49,720	$51,685
Other income from Consolidated Funds added in consolidation, net	55,227	30,181	90,522	14,545
Other income (expense) from Consolidated Funds eliminated in consolidation, net	(9,973)	(5,549)	(16,847)	6,125
Other income of non-controlling interests in consolidated subsidiaries	9	—	14	—
OMG other expense	3,960	(4,675)	3,184	(17,787)
Performance fee reclass(1)	1,187	(76)	1,428	1,512
Changes in fair value of contingent consideration	(60)	17,690	20,156	17,486
Other non-cash expense	—	1,728	—	1,728
Offering costs	(33)	—	(688)	—
Total consolidation adjustments and reconciling items	50,317	39,299	97,769	23,609
Total consolidated other income	$58,880	$73,339	$147,489	$75,294

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI, FRE, PRE and DE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Economic net income
Income before taxes	$88,424	$125,425	$12,916	$199,457
Adjustments:
Amortization of intangibles	3,651	6,378	14,200	20,762
Depreciation expense	3,468	2,148	9,458	5,940
Equity compensation expenses	18,091	8,476	52,097	27,185
Acquisition and merger-related expenses	2,878	(17,611)	258,722	(17,054)
Placement fees and underwriting costs	4,495	2,202	14,317	4,886
OMG expenses, net	41,997	44,021	138,426	139,628
Offering costs	33	—	688	—
Other non-cash expense	—	(1,728)	—	(1,728)
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries	(216)	—	407	—
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(19,393)	(8,558)	(27,465)	3,783
Total consolidation adjustments and reconciling items	55,004	35,328	460,850	183,402
Economic net income	143,428	160,753	473,766	382,859
Total performance fees income - realized	(178,989)	(132,837)	(261,924)	(220,790)
Total performance fees income - unrealized	89,423	(32,368)	(223,467)	(118,334)
Total performance fee compensation - realized	140,979	93,778	199,253	146,792
Total performance fee compensation - unrealized	(82,342)	29,395	161,791	106,947
Total investment income	(8,563)	(34,040)	(49,720)	(51,685)
Fee related earnings	103,936	84,681	299,699	245,789
Performance fees—realized	178,989	132,837	261,924	220,790
Performance fee compensation—realized	(140,979)	(93,778)	(199,253)	(146,792)
Investment and other income realized, net	21,160	14,777	27,067	33,605
Additional adjustments:
Dividend equivalent(1)	(3,540)	(1,649)	(7,741)	(3,039)
One-time acquisition costs(1)	(12)	(12)	(35)	(294)
Income tax expense(1)	(343)	(292)	(950)	(773)
Non-cash items	397	36	533	883
Placement fees and underwriting costs(1)	(4,495)	(2,209)	(14,317)	(4,894)
Depreciation and amortization(1)	(1,448)	(960)	(4,233)	(2,889)
Distributable earnings	$153,665	$133,431	$362,694	$342,386
Performance related earnings
Economic net income	$143,428	$160,753	$473,766	$382,859
Less: fee related earnings	(103,936)	(84,681)	(299,699)	(245,789)
Performance related earnings	$39,492	$76,072	$174,067	$137,070

(1)	Certain costs are reduced by the amounts attributable to OMG, which is excluded from segment results.

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
The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of September 30,	As of December 31,
	2017	2016
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$364,860	$268,950
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$162,295	$153,746
Assets of consolidated VIEs	$5,760,754	$3,822,010
Liabilities of consolidated VIEs	$5,152,179	$3,360,329

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$18,195	$7,861	$25,403	$(3,064)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

CONSOLIDATING SCHEDULES
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of September 30, 2017 and December 31, 2016 and results from operations for the three and nine months ended September 30, 2017 and 2016.

	As of September 30, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$186,437	$—	$—	$186,437
Investments (includes fair value investments of $581,614)	746,990	—	(162,295)	584,695
Performance fees receivable	1,001,581	—	(4,003)	997,578
Due from affiliates	166,214	—	(4,782)	161,432
Deferred tax asset, net	36,661	—	—	36,661
Other assets	103,885	—	—	103,885
Intangible assets, net	44,115	—	—	44,115
Goodwill	143,880	—	—	143,880
Assets of Consolidated Funds
Cash and cash equivalents	—	799,609	—	799,609
Investments, at fair value	—	4,915,029	—	4,915,029
Due from affiliates	—	8,047	—	8,047
Dividends and interest receivable	—	10,061	—	10,061
Receivable for securities sold	—	25,926	—	25,926
Other assets	—	2,082	—	2,082
Total assets	$2,429,763	$5,760,754	$(171,080)	$8,019,437
Liabilities
Accounts payable, accrued expenses and other liabilities	$94,351	$—	$—	$94,351
Accrued compensation	133,799	—	—	133,799
Due to affiliates	17,207	—	—	17,207
Performance fee compensation payable	780,201	—	—	780,201
Debt obligations	486,007	—	—	486,007
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	50,992	—	50,992
Due to affiliates	—	8,786	(8,786)	—
Payable for securities purchased	—	481,055	—	481,055
CLO loan obligations, at fair value	—	4,490,085	(13,442)	4,476,643
Fund borrowings	—	121,261	—	121,261
Total liabilities	1,511,565	5,152,179	(22,228)	6,641,516
Commitments and contingencies
Preferred equity (12,400,000 units issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	608,575	(148,852)	459,723
Non-controlling interest in Ares Operating Group entities	348,513	—	—	348,513
Controlling interest in Ares Management, L.P.:
Partners' capital (82,211,302 units issued and outstanding)	275,410	—	—	275,410
Accumulated other comprehensive loss, net of tax	(4,486)	—	—	(4,486)
Total controlling interest in Ares Management, L.P.	270,924	—	—	270,924
Total equity	918,198	608,575	(148,852)	1,377,921
Total liabilities and equity	$2,429,763	$5,760,754	$(171,080)	$8,019,437

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended September 30, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $24,036)	$188,628	$—	$(5,451)	$183,177
Performance fees	88,379	—	(1,371)	87,008
Administrative and other fees	13,486	—	—	13,486
Total revenues	290,493	—	(6,822)	283,671
Expenses
Compensation and benefits	129,347	—	—	129,347
Performance fee compensation	58,637	—	—	58,637
General, administrative and other expense	47,104	—	—	47,104
Expenses of the Consolidated Funds	—	25,862	(6,823)	19,039
Total expenses	235,088	25,862	(6,823)	254,127
Other income (expense)
Investment income and net interest expense (includes interest expense of $5,343)	(1,606)	—	(225)	(1,831)
Other expense, net	(2,492)	—	—	(2,492)
Net realized and unrealized gain on investments	17,724	—	(10,515)	7,209
Investment income and net interest income of the Consolidated Funds (includes interest expense of $28,127)	—	7,169	12,885	20,054
Net realized and unrealized gain on investments of the Consolidated Funds	—	48,058	(12,118)	35,940
Total other income	13,626	55,227	(9,973)	58,880
Income before taxes	69,031	29,365	(9,972)	88,424
Income tax expense	3,354	1,198	—	4,552
Net income	65,677	28,167	(9,972)	83,872
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	28,167	(9,972)	18,195
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	37,839	—	—	37,839
Net income attributable to Ares Management, L.P.	27,838	—	—	27,838
Less: Preferred equity distributions paid	5,425	—	—	5,425
Net income attributable to Ares Management, L.P. common unitholders	$22,413	$—	$—	$22,413

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended September 30, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $33,260)	$168,796	$—	$(5,187)	$163,609
Performance fees	165,281	—	(799)	164,482
Administrative and other fees	7,369	—	—	7,369
Total revenues	341,446	—	(5,986)	335,460
Expenses
Compensation and benefits	111,916	—	—	111,916
Performance fee compensation	123,173	—	—	123,173
General, administrative and other expense	38,197	—	—	38,197
Expenses of the Consolidated Funds	—	16,068	(5,980)	10,088
Total expenses	273,286	16,068	(5,980)	283,374
Other income (expense)
Investment income and net interest expense (includes interest expense of $4,136)	(675)	—	(1,006)	(1,681)
Other income, net	23,042	—	—	23,042
Net realized and unrealized gain on investments	26,340	—	(6,982)	19,358
Investment income and net interest income of the Consolidated Funds (includes interest expense of $26,413)	—	6,525	2,212	8,737
Net realized and unrealized gain on investments of the Consolidated Funds	—	23,656	227	23,883
Total other income	48,707	30,181	(5,549)	73,339
Income before taxes	116,867	14,113	(5,555)	125,425
Income tax expense	6,944	697	—	7,641
Net income	109,923	13,416	(5,555)	117,784
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	13,416	(5,555)	7,861
Less: Net income attributable to redeemable interests in Ares Operating Group entities	107	—	—	107
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	66,511	—	—	66,511
Net income attributable to Ares Management, L.P.	43,305	—	—	43,305
Less: Preferred equity distributions paid	6,751	—	—	6,751
Net income attributable to Ares Management, L.P. common unitholders	$36,554	$—	$—	$36,554

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Nine Months Ended September 30, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $76,436)	$550,969	$—	$(14,979)	$535,990
Performance fees	483,963	—	(3,759)	480,204
Administrative and other fees	43,024	—	—	43,024
Total revenues	1,077,956	—	(18,738)	1,059,218
Expenses
Compensation and benefits	384,905	—	—	384,905
Performance fee compensation	361,044	—	—	361,044
General, administrative and other expense	145,193	—	—	145,193
Transaction support expense	275,177	—	—	275,177
Expenses of the Consolidated Funds	—	45,196	(17,724)	27,472
Total expenses	1,166,319	45,196	(17,724)	1,193,791
Other income (expense)
Investment income and net interest expense (includes interest expense of $15,576)	(4,064)	—	(2,154)	(6,218)
Other income, net	16,826	—	—	16,826
Net realized and unrealized gain on investments	61,052	—	(21,109)	39,943
Investment income and net interest income of the Consolidated Funds (includes interest expense of $86,324)	—	11,072	30,603	41,675
Net realized and unrealized gain on investments of the Consolidated Funds	—	79,450	(24,187)	55,263
Total other income	73,814	90,522	(16,847)	147,489
Income (loss) before taxes	(14,549)	45,326	(17,861)	12,916
Income tax expense (benefit)	(30,521)	2,062	—	(28,459)
Net income	15,972	43,264	(17,861)	41,375
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	43,264	(17,861)	25,403
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(20,610)	—	—	(20,610)
Net income attributable to Ares Management, L.P.	36,582	—	—	36,582
Less: Preferred equity distributions paid	16,275	—	—	16,275
Net income attributable to Ares Management, L.P. common unitholders	$20,307	$—	$—	$20,307

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Nine Months Ended September 30, 2016
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $90,884)	$494,076	$—	$(13,513)	$480,563
Performance fees	337,612	—	74	337,686
Administrative and other fees	22,761	—	—	22,761
Total revenues	854,449	—	(13,439)	841,010
Expenses
Compensation and benefits	335,249	—	—	335,249
Performance fee compensation	253,739	—	—	253,739
General, administrative and other expense	116,845	—	—	116,845
Expenses of the Consolidated Funds	—	27,334	(16,320)	11,014
Total expenses	705,833	27,334	(16,320)	716,847
Other income (expense)
Investment income and net interest income (expense) (includes interest expense of $13,819)	3,177	—	(3,224)	(47)
Other income, net	33,956	—	—	33,956
Net realized and unrealized gain on investments	17,491	—	3,858	21,349
Investment income and net interest income of the Consolidated Funds (includes interest expense of $67,469)	—	20,133	5,626	25,759
Net realized and unrealized loss on investments of the Consolidated Funds	—	(5,588)	(135)	(5,723)
Total other income	54,624	14,545	6,125	75,294
Income (loss) before taxes	203,240	(12,789)	9,006	199,457
Income tax expense (benefit)	8,587	(719)	—	7,868
Net income (loss)	194,653	(12,070)	9,006	191,589
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(12,070)	9,006	(3,064)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	456	—	—	456
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	116,404	—	—	116,404
Net income attributable to Ares Management, L.P.	77,793	—	—	77,793
Less: Preferred equity distributions paid	6,751	—	—	6,751
Net income attributable to Ares Management, L.P. common unitholders	$71,042	$—	$—	$71,042

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2017 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
In November 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.41 per common unit to common unitholders of record at the close of business on November 17, 2017, with a payment date of December 1, 2017.

In November 2017, the board of directors of the Company's general partner declared a quarterly distribution of $0.4375 per preferred equity unit to preferred equity unitholders of record at the close of business on December 15, 2017, with a payment date of December 31, 2017.

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

Our Business
We are a leading global alternative asset manager that operates through three distinct but complementary investment groups, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2017, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
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
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, approximately 75% of our assets under management were in funds with a contractual life of three years or more and approximately 49% were in funds with a contractual life of seven years or more. As of September 30, 2017, our funds have a stable base of committed capital enabling us to invest in assets with a long term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.
Credit markets continued to advance through the third quarter of 2017 in the face of various headwinds as healthy corporate fundamentals, fiscal policy optimism and benign macroeconomic volatility supported investor sentiment. Despite elevated concerns around shifting monetary policy, ongoing geopolitical tensions and the impact of Hurricanes Harvey and Irma, capital markets were resilient and credit spreads tightened throughout the quarter. As a result, the high yield market experienced solid returns of 2.04% as measured by the BofA Merrill Lynch U.S. High Yield Master II Index ("H0A0") for the third quarter of 2017, with commodity related sectors delivering outsized returns amid rebounding oil prices. Leveraged loans continued to benefit from robust CLO formation, the overwhelming driver of loan demand during the quarter and as a result, the Credit Suisse Leveraged Loan Index ("CSLLI") returned 1.06% for the third quarter of 2017. Against a backdrop of improving corporate earnings and increasing hopes for tax reform, equities (measured by the S&P 500 Index) reached record highs in September 2017 and returned 4.48% for the quarter, marking the eighth consecutive quarter of gains for the index.
Additionally, European markets showed notable stability during the third quarter of 2017 as improving growth prospects and employment data in the region seemed to offset geopolitical and monetary policy concerns.
For our businesses, these markets and economies have created opportunities, particularly for the Credit Group’s direct lending and liquid alternative credit strategies, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables the Credit Group to reduce risk and enhance returns. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Credit Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 76% of the debt assets within our Credit Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in the treasury curve.
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
Consolidation and Deconsolidation of Ares Funds
Pursuant to GAAP, we consolidate the Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 6.0% of our AUM as of September 30, 2017, 2.7% of our management fees and 0.8% of our performance fees for the nine months ended September 30, 2017. As of September 30, 2017, we consolidated nine CLOs and 11 private funds, and as of September 30, 2016, we consolidated six CLOs and nine private funds. Four of the CLOs as of September 30, 2017 were consolidated through risk retention vehicles.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three and nine months ended September 30, 2017 and 2016. Further, the consolidation of these funds may impact our management fees and performance fees reported under GAAP to the extent these fees are eliminated upon consolidation.  For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

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

We generally deconsolidate funds we advise and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2017, there was one entity liquidated/dissolved, and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
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

The tables below provide the period-to-period rollforwards of our total AUM by segment for the three months ended September 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2017	$67,447	$25,770	$10,792	$104,009
Net new par/equity commitments	2,624	—	246	2,870
Net new debt commitments	2,603	—	—	2,603
Distributions	(3,312)	(1,373)	(642)	(5,327)
Change in fund value	1,115	178	197	1,490
Balance at 9/30/2017	$70,477	$24,575	$10,593	$105,645
Average AUM(1)	$68,963	$25,173	$10,693	$104,829

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2016	$60,325	$24,814	$10,124	$95,263
Net new par/equity commitments	1,755	10	273	2,038
Net new debt commitments	2,161	—	125	2,286
Distributions	(3,005)	(841)	(257)	(4,103)
Change in fund value	808	893	132	1,833
Balance at 9/30/2016	$62,044	$24,876	$10,397	$97,317
Average AUM(1)	$61,185	$24,846	$10,262	$96,293

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period-to-period rollforwards of our total AUM by segment for the nine months ended September 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2016	$60,466	$25,041	$9,752	$95,259
Acquisitions	3,605	—	—	3,605
Net new par/equity commitments	6,981	323	767	8,071
Net new debt commitments	5,338	—	509	5,847
Distributions	(8,967)	(2,676)	(1,017)	(12,660)
Change in fund value	3,054	1,887	582	5,523
Balance at 9/30/2017	$70,477	$24,575	$10,593	$105,645
Average AUM(1)	$65,906	$25,011	$10,270	$101,187

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2015	$60,386	$22,978	$10,268	$93,632
Net new par/equity commitments	4,880	2,164	787	7,831
Net new debt commitments	3,703	—	225	3,928
Distributions	(8,610)	(1,740)	(1,125)	(11,475)
Change in fund value	1,685	1,474	242	3,401
Balance at 9/30/2016	$62,044	$24,876	$10,397	$97,317
Average AUM(1)	$60,254	$24,432	$10,243	$94,929

(1) Represents the quarterly average of beginning and ending balances.
Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

The graphs below present our Incentive Generating AUM and Incentive Eligible AUM by segment as of September 30, 2016 and 2017 (in millions):

Credit	Private Equity	Real Estate

As of September 30, 2017 and 2016, our available capital, which we refer to as dry powder, was $25.8 billion and $24.5 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.
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

The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the three months ended September 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2017	$46,509	$17,292	$6,654	$70,455
Commitments	2,434	—	245	2,679
Subscriptions/deployment/increase in leverage	1,229	86	249	1,564
Redemptions/distributions/decrease in leverage	(2,354)	(502)	(216)	(3,072)
Change in fund value	816	(67)	60	809
Change in fee basis	(12)	(25)	—	(37)
FPAUM Balance at 9/30/2017	$48,622	$16,784	$6,992	$72,398
Average FPAUM(1)	$47,567	$17,039	$6,824	$71,430

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2016	$40,586	$11,853	$6,644	$59,083
Commitments	1,069	10	251	1,330
Subscriptions/deployment/increase in leverage	1,040	41	60	1,141
Redemptions/distributions/decrease in leverage	(1,462)	(275)	(212)	(1,949)
Change in fund value	629	—	(13)	616
Change in fee basis	—	(264)	—	(264)
FPAUM Balance at 9/30/2016	$41,862	$11,365	$6,730	$59,957
Average FPAUM(1)	$41,225	$11,610	$6,688	$59,523

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the nine months ended September 30, 2017 and 2016 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2016	$42,709	$11,314	$6,540	$60,563
Acquisitions	2,789	—	—	2,789
Commitments	4,219	7,922	635	12,776
Subscriptions/deployment/increase in leverage	3,511	923	459	4,893
Redemptions/distributions/decrease in leverage	(6,856)	(1,420)	(487)	(8,763)
Change in fund value	2,037	(403)	130	1,764
Change in fee basis	213	(1,552)	(285)	(1,624)
FPAUM Balance at 9/30/2017	$48,622	$16,784	$6,992	$72,398
Average FPAUM(1)	$45,884	$15,644	$6,636	$68,164

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2015	$39,925	$12,462	$6,757	$59,144
Commitments	2,340	10	424	2,774
Subscriptions/deployment/increase in leverage	2,870	63	326	3,259
Redemptions/distributions/decrease in leverage	(4,443)	(436)	(600)	(5,479)
Change in fund value	1,230	(168)	(54)	1,008
Change in fee basis	(60)	(566)	(123)	(749)
FPAUM Balance at 9/30/2016	$41,862	$11,365	$6,730	$59,957
Average FPAUM(1)	$40,495	$11,923	$6,702	$59,120

(1) Represents the quarterly average of beginning and ending balances.
Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis as of September 30, 2016 and 2017 (in millions):

FPAUM: $59,957	FPAUM: $72,398

The components of our AUM, including the portion that is FPAUM, are presented below as of September 30, 2016 and 2017 (in millions):

AUM: $97,317	AUM: $105,645
(1) Includes $5.7 billion and $8.0 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2017 and 2016, respectively.

Fund Performance Metrics
Fund performance information for our investment funds that are considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the nine months ended September 30, 2017 or composed of at least 1% of the Company’s total FPAUM as of September 30, 2017, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in the Company is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Results of Operations
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $24,036, $76,436 and $33,260, $90,884 for the three and nine months ended September 30, 2017 and 2016, respectively)	$183,177	$163,609	$19,568	12%	$535,990	$480,563	$55,427	12%
Performance fees	87,008	164,482	(77,474)	(47)%	480,204	337,686	142,518	42%
Administrative and other fees	13,486	7,369	6,117	83%	43,024	22,761	20,263	89%
Total revenues	283,671	335,460	(51,789)	(15)%	1,059,218	841,010	218,208	26%
Expenses
Compensation and benefits	129,347	111,916	(17,431)	(16)%	384,905	335,249	(49,656)	(15)%
Performance fee compensation	58,637	123,173	64,536	52%	361,044	253,739	(107,305)	(42)%
General, administrative and other expenses	47,104	38,197	(8,907)	(23)%	145,193	116,845	(28,348)	(24)%
Transaction support expense	—	—	—	NM	275,177	—	(275,177)	NM
Expenses of the Consolidated Funds	19,039	10,088	(8,951)	NM	27,472	11,014	(16,458)	(149)%
Total expenses	254,127	283,374	29,247	10%	1,193,791	716,847	(476,944)	(67)%
Other income (expense)
Investment income and net interest expense (includes interest expense of $5,343, $15,576 and $4,136, $13,819 for the three and nine months ended September 30, 2017 and 2016, respectively)	(1,831)	(1,681)	(150)	(9)%	(6,218)	(47)	(6,171)	NM
Other income (expense), net	(2,492)	23,042	(25,534)	NM	16,826	33,956	(17,130)	(50)%
Net realized and unrealized gain on investments	7,209	19,358	(12,149)	(63)%	39,943	21,349	18,594	87%
Investment income and net interest income of the Consolidated Funds (includes interest expense of $28,127, $86,324 and $26,413, $67,469 for the three and nine months ended September 30, 2017 and 2016, respectively)	20,054	8,737	11,317	130%	41,675	25,759	15,916	62%
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	35,940	23,883	12,057	50%	55,263	(5,723)	60,986	NM
Total other income	58,880	73,339	(14,459)	(20)%	147,489	75,294	72,195	96%
Income before taxes	88,424	125,425	(37,001)	(30)%	12,916	199,457	(186,541)	(94)%
Income tax expense (benefit)	4,552	7,641	3,089	40%	(28,459)	7,868	36,327	NM
Net income	83,872	117,784	(33,912)	(29)%	41,375	191,589	(150,214)	(78)%
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	18,195	7,861	10,334	131%	25,403	(3,064)	28,467	NM
Less: Net income attributable to redeemable interests in Ares Operating Group entities	—	107	(107)	NM	—	456	(456)	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	37,839	66,511	(28,672)	(43)%	(20,610)	116,404	(137,014)	NM
Net income attributable to Ares Management, L.P.	27,838	43,305	(15,467)	(36)%	36,582	77,793	(41,211)	(53)%
Less: Preferred equity distributions paid	5,425	6,751	1,326	20%	16,275	6,751	(9,524)	(141)%
Net income attributable to Ares Management, L.P. common unitholders	$22,413	$36,554	(14,141)	(39)%	$20,307	$71,042	(50,735)	(71)%

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our consolidated results of operations for the three and nine months ended September 30, 2017 compared to 2016. Additional details behind the fluctuations attributable to a particular segment are included in "—Results of Operations by Segment" for each of the segments.
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Revenues
Management Fees.  Total management fees increased by $19.6 million, or 12%, to $183.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $55.4 million, or 12%, to $536.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases are primarily attributed to fees generated by our Private Equity Group funds, including the launch of Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), and to an increase in management fees generated by Ares Energy Investors Fund V, L.P. ("EIF V"), which included one-time catch-up fees of $5.8 million in the nine months ended September 30, 2017. Within the Credit Group, base management fees generated by ARCC increased proportionally with fee paying assets attributable to ARCC's acquisition of ACAS, but were partially offset by a reduction in ARCC Part I Fees in accordance with the $10 million fee waiver under the ARCC-ACAS Transaction agreement, which became effective in the second quarter of 2017. Management fees generated by our Real Estate Group remained relatively consistent for the comparative periods.
Performance Fees.  Performance fees decreased by $77.5 million to $87.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Performance fees increased by $142.5 million to $480.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The Private Equity Group had a decrease in consolidated performance fees of $94.3 million for the three month comparative periods, partially offset by increases of $14.7 million and $2.1 million in consolidated performance fees from the Real Estate Group and Credit Group, respectively, for the same period. For the nine months ended September 30, 2017, consolidated performance fees attributable to the Private Equity Group, Real Estate Group and Credit Group increased by $71.5 million, $53.0 million and $18.0 million, respectively, compared to the nine months ended September 30, 2016. For more detail regarding the fluctuations of performance fees within each of the segments, see "—Results of Operations by Segment" for each of the segments.
Administrative and Other Fees.  Administrative fees and other fees increased by $6.1 million, or 83%, to $13.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $20.3 million, or 89%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in the current year periods were primarily due to an increase in fees associated with certain funds within the Credit Group, from which we earned transaction fees of $5.1 million and $13.9 million for the three and nine months ended September 30, 2017, respectively. We began to recognize transaction-based fees from certain direct lending funds in the fourth quarter of 2016. These fees will change with the level of deployed capital and the number of new funds earning this type of fee, however not all funds will be eligible or earn this type of fee. In addition, administrative fees included $6.5 million and $23.6 million of compensation and benefits expense reimbursements for the three and nine months ended September 30, 2017, respectively, of which $0.9 million and $6.4 million, respectively, are related to temporary employees that are assisting with the integration of ACAS into ARCC. Comparatively, administrative fee reimbursements offsetting compensation and benefits were $6.1 million and $17.9 million for the three and nine months ended September 30, 2016.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $17.4 million, or 16%, to $129.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $49.7 million, or 15%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, compensation and benefits expenses increased due to an increase in headcount, including an additional $2.8 million and $13.5 million, respectively, attributable to employees hired in connection with ARCC's acquisition of ACAS, of which $0.3 million and $6.4 million, respectively, related to temporary employees assisting with the integration. In addition, equity compensation increased $9.6 million and $24.9 million for the three and nine months ended September 30, 2017 compared to the respective prior year periods due to additional restricted stock units granted in the current year.
Performance Fee Compensation.  Performance fee compensation decreased by $64.5 million to $58.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $107.3 million to $361.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The change in performance fee compensation expense directly correlates with the change in our performance fees before giving effect to the performance fees earned from our Consolidated Funds that are eliminated upon consolidation.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $8.9 million, or 23%, to $47.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $28.3 million, or 24%, to $145.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Payments to professional service providers increased by $2.3 million and $6.3 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods due to several information technology initiatives to support various system implementations and process improvement initiatives as well as new fund structuring costs. In addition, placement fees increased $2.3 million and $9.4 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year respective periods, primarily due to two funds within our Credit Group during the current nine month period. In the current year, diligence related costs increased by $2.7 million and $3.2 million for the three and nine month comparative periods, associated with potential acquisitions and capital transactions. Also impacting the nine months ended September 30, 2017 was a $2.5 million one-time non-income tax paid during the first quarter of 2017.
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
Expenses of the Consolidated Funds. Expenses of the Consolidated Funds increased by $9.0 million to $19.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $16.5 million to $27.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases were primarily due to organizational and offering costs incurred to launch four new funds that we began consolidating in the current quarter and two funds we began consolidating in late 2016.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Investment Income and Net Interest Expense. Investment income and net interest expense of the Company increased by $0.2 million to $1.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Investment income and net interest expense of the Company increased $6.2 million to $6.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Interest expense increased $1.2 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods as a result of term loans that were entered into in connection with new CLO investments within our syndicated loan strategy. The increases in interest expense for the three and nine months ended September 30, 2017 were partially offset by increases in interest income of $0.9 million and $1.8 million, respectively, from the new CLO investments that we did not hold in the prior year periods. The increase in net expense for the nine months ended September 30, 2017 compared to the prior year period was primarily the result of a partial sale and recapitalization of one of ACOF III's portfolio companies, which resulted in a $8.3 million dividend distribution during 2016 that did not recur during the current year.
Other Income (Expense), Net. Other income (expense) of the Company decreased by $25.5 million from other income of $23.0 million for the three months ended September 30, 2016 to other expense of $2.5 million for the three months ended September 30, 2017. The decrease was primarily due to the revaluation of our Energy Investors Funds ("EIF") contingent consideration liability during the third quarter of 2016, resulting in a net gain of $17.7 million due to lower than expected commitment period management fee revenue. Additionally, transaction gains decreased by $6.0 million from a gain of $3.6 million for the three months ended September 30, 2016 to a loss of $2.4 million for the three months ended September 30, 2017 due to the revaluation of certain assets and liabilities denominated in foreign currencies.
Other income of the Company decreased by $17.1 million to $16.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily resulting from a decrease of $17.4 million in transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies.
Net Realized and Unrealized Gain on Investments. Net gain on investments of the Company decreased by $12.1 million to $7.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease is a result of: (i) a $6.3 million decrease of net returns from our investment in ACOF III as the prior year period included gains on a sale of one of its portfolio companies that did not recur in the current quarter, (ii) a $3.2 million decrease of net returns on our investments within our syndicated loans strategy and (iii) a $3.2 million decrease of net returns on our investment in AREA Sponsor Holdings LLC as the appreciation of property values in the prior period was greater than the appreciation of property values in the current period, though the values of the portfolio continued positive improvement.

Net gain on investments of the Company increased by $18.6 million to $39.9 million for the nine months ended September 30, 2017 compared to the prior year period. The increase was primarily attributable to ACOF III, which had increases in net returns of $23.9 million for the nine month respective period due to market appreciation in one of its portfolio companies that completed its initial public offering. The increase was partially offset by a decrease of $5.0 million in net returns on our investment in EIF V, resulting from a reallocation of capital due to its final equity closing.
Investment Income and Net Interest Income of the Consolidated Funds. Investment income and net interest income of the Consolidated Funds increased by $11.3 million, or 130%, to $20.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $15.9 million, or 62%, to $41.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases were primarily driven by increases in interest and dividend income of the underlying investments of the Consolidated Funds within our Credit Group and Private Equity Group.
Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds. Net gain on investments of the Consolidated Funds increased by $12.1 million to $35.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily driven by appreciation on certain investments within an E.U. direct lending fund and a U.S. direct lending fund, offset by lower valuations of underlying investments in an Asian corporate privative equity fund and in our CLOs.
Net gain (loss) on investments of the Consolidated Funds increased from a net investment loss of $5.7 million for the nine months ended September 30, 2016 to a net investment gain of $55.3 million for the nine months ended September 30, 2017. The increase was driven by unrealized appreciation on certain investments in an Asian corporate private equity fund and appreciation in an E.U. direct lending fund driven by the strengthening Euro. These gains were offset by lower valuations of underlying investments in a commercial finance fund.
Income Tax Expense (Benefit).  Not all Company and Consolidated Fund entities are subject to taxes. As a result, income taxes may not move in tandem with income before taxes. Specifically, the Company’s investment income and performance fees are generally not subject to income tax.
For the three months ended September 30, 2017 we had an income tax expense of $4.6 million compared to $7.6 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, our income tax benefit was $28.5 million, compared to an income tax expense of $7.9 million for the nine months ended September 30, 2016. The tax benefit for the nine months ended September 30, 2017 was largely driven by the pre-tax losses recognized by AHI, a corporate taxpayer, resulting from the $275.2 million transaction support payment made in connection with ARCC's acquisition of ACAS.
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
Net income attributable to non-controlling and redeemable interests in Ares Operating Group entities decreased $28.8 million to $37.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Net income (loss) attributable to non-controlling and redeemable interests in Ares Operating Group entities decreased from a net income of $116.9 million for the nine months ended September 30, 2016 to a net loss of $20.6 million for the nine months ended September 30, 2017. The weighted average daily ownership for non-controlling and redeemable AOG unitholders was 61.31% and 61.46% for the three and nine months ended September 30, 2017, respectively, compared to 61.83% and 62.02% for the three and nine months ended September 30, 2016, respectively.

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
ENI and Other Measures
The following table sets forth FRE, PRE, ENI and DE by segment for the three and nine months ended September 30, 2017 and 2016. FRE, PRE, ENI and DE are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments (see the Glossary for definitions of each of these non-GAAP financial measures and how they are being used by management).

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$72,444	$63,578	$8,866	14%	$204,600	$178,670	$25,930	15%
Private Equity Group	27,851	14,870	12,981	87%	84,626	55,038	29,588	54%
Real Estate Group	3,641	6,233	(2,592)	(42)%	10,473	12,081	(1,608)	(13)%
Operations Management Group	(45,957)	(39,346)	(6,611)	(17)%	(141,610)	(121,841)	(19,769)	(16)%
Fee related earnings	$57,979	$45,335	12,644	28%	$158,089	$123,948	34,141	28%
Performance related earnings:
Credit Group	$16,309	$24,804	(8,495)	(34)%	$27,677	$47,783	(20,106)	(42)%
Private Equity Group	11,967	42,241	(30,274)	(72)%	113,712	73,287	40,425	55%
Real Estate Group	11,216	9,027	2,189	24%	32,678	16,000	16,678	104%
Operations Management Group	3,960	(4,675)	8,635	NM	3,184	(17,787)	20,971	NM
Performance related earnings	$43,452	$71,397	(27,945)	(39)%	$177,251	$119,283	57,968	49%
Economic net income:
Credit Group	$88,753	$88,382	371	< 1%	$232,277	$226,453	5,824	3%
Private Equity Group	39,818	57,111	(17,293)	(30)%	198,338	128,325	70,013	55%
Real Estate Group	14,857	15,260	(403)	(3)%	43,151	28,081	15,070	54%
Operations Management Group	(41,997)	(44,021)	2,024	5%	(138,426)	(139,628)	1,202	1%
Economic net income	$101,431	$116,732	(15,301)	(13)%	$335,340	$243,231	92,109	38%
Distributable earnings:
Credit Group	$73,120	$81,542	(8,422)	(10)%	$204,402	$221,357	(16,955)	(8)%
Private Equity Group	75,809	45,481	30,328	67%	145,696	104,162	41,534	40%
Real Estate Group	4,736	6,408	(1,672)	(26)%	12,596	16,867	(4,271)	(25)%
Operations Management Group	(53,214)	(66,696)	13,482	20%	(151,642)	(157,550)	5,908	4%
Distributable earnings	$100,451	$66,735	33,716	51%	$211,052	$184,836	26,216	14%

NM - Not Meaningful

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to ENI, FRE, PRE and DE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to ENI, FRE, PRE and DE (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Economic net income
Income before taxes	$88,424	$125,425	$12,916	$199,457
Adjustments:
Amortization of intangibles	3,651	6,378	14,200	20,762
Depreciation expense	3,468	2,148	9,458	5,940
Equity compensation expenses	18,091	8,476	52,097	27,185
Acquisition and merger-related expenses	2,878	(17,611)	258,722	(17,054)
Placement fees and underwriting costs	4,495	2,202	14,317	4,886
Offering costs	33	—	688	—
Other non-cash expense	—	(1,728)	—	(1,728)
(Income) loss before taxes of non-controlling interests in consolidated subsidiaries	(216)	—	407	—
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(19,393)	(8,558)	(27,465)	3,783
Economic net income	101,431	116,732	335,340	243,231
Unconsolidated performance fees income - realized	(178,989)	(132,837)	(261,924)	(220,790)
Unconsolidated performance fees income - unrealized	89,423	(32,368)	(223,467)	(118,334)
Unconsolidated performance fee compensation - realized	140,979	93,778	199,253	146,792
Unconsolidated performance fee compensation - unrealized	(82,342)	29,395	161,791	106,947
Unconsolidated net investment income	(12,523)	(29,365)	(52,904)	(33,898)
Fee related earnings	57,979	45,335	158,089	123,948
Unconsolidated performance fees—realized	178,989	132,837	261,924	220,790
Unconsolidated performance fee compensation—realized	(140,979)	(93,778)	(199,253)	(146,792)
Unconsolidated investment and other income realized, net	20,855	(5,877)	29,922	11,381
Adjustments:
One-time acquisition costs	(2,818)	(145)	(3,701)	(489)
Dividend equivalent	(4,223)	(2,045)	(9,428)	(3,799)
Equity income	397	36	533	883
Income tax expense	(1,753)	(5,278)	(2,571)	(10,260)
Placement fees and underwriting costs	(4,495)	(2,202)	(14,317)	(4,886)
Non-cash depreciation and amortization	(3,468)	(2,148)	(9,458)	(5,940)
Offering costs	(33)	—	(688)	—
Distributable earnings	$100,451	$66,735	$211,052	$184,836
Performance related earnings
Economic net income	$101,431	$116,732	$335,340	$243,231
Less: fee related earnings	(57,979)	(45,335)	(158,089)	(123,948)
Performance related earnings	$43,452	$71,397	$177,251	$119,283

The following table reconciles unconsolidated performance fee income to our consolidated GAAP performance fee income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Unconsolidated performance fee income - realized	$178,989	$132,837	$261,924	$220,790
Performance fee income - realized earned from Consolidated Funds	—	—	(8,086)	—
Performance fee - realized reclass(1)	(981)	(2,170)	(2,181)	(5,053)
Performance fee income - realized	178,008	130,667	251,657	215,737
Unconsolidated performance fee income - unrealized	(89,423)	32,368	223,467	118,334
Performance fee income - unrealized earned from Consolidated Funds	(1,371)	(799)	4,327	74
Performance fee - unrealized reclass(1)	(206)	2,246	753	3,541
Performance fee income - unrealized	(91,000)	33,815	228,547	121,949
Total GAAP performance fee income	$87,008	$164,482	$480,204	$337,686

(1) Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles unconsolidated other income to our consolidated GAAP other income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Unconsolidated net investment income	$12,523	$29,365	$52,904	$33,898
Net investment income from Consolidated Funds	45,254	24,632	73,675	20,670
Performance fee - reclass(1)	1,187	(76)	1,428	1,512
Change in value of contingent consideration	(60)	17,690	20,156	17,486
Other non-cash expense	—	1,728	—	1,728
Offering costs	(33)	—	(688)	—
Income before taxes of non-controlling interests in consolidated subsidiaries(2)	9	—	14	—
Total GAAP other income	$58,880	$73,339	$147,489	$75,294

(1) Related to performance fees for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.
(2) Adjustments to eliminate costs being borne by certain of our joint venture partners.

Results of Operations by Segment
Credit Group
The following table sets forth certain statement of operations data and certain other data of our Credit Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $24,036, $76,436 and $33,260, $90,884 for the three and nine months ended September 30, 2017 and 2016, respectively)	$120,178	$115,794	$4,384	4%	$354,179	$332,182	$21,997	7%
Other fees	5,668	280	5,388	NM	15,834	939	14,895	NM
Compensation and benefits	(46,551)	(45,222)	(1,329)	(3)%	(142,647)	(135,068)	(7,579)	(6)%
General, administrative and other expenses	(6,851)	(7,274)	423	6%	(22,766)	(19,383)	(3,383)	(17)%
Fee Related Earnings	72,444	63,578	8,866	14%	204,600	178,670	25,930	15%
Performance fees-realized	3,296	22,422	(19,126)	(85)%	19,957	44,624	(24,667)	(55)%
Performance fees-unrealized	33,033	11,152	21,881	196%	41,062	(1,544)	42,606	NM
Performance fee compensation-realized	(1,466)	(7,241)	5,775	80%	(8,649)	(9,978)	1,329	13%
Performance fee compensation-unrealized	(19,820)	(11,686)	(8,134)	(70)%	(27,357)	(9,853)	(17,504)	(178)%
Net performance fees	15,043	14,647	396	3%	25,013	23,249	1,764	8%
Investment income-realized	6,206	588	5,618	NM	9,049	390	8,659	NM
Investment income (loss)-unrealized	(1,123)	5,460	(6,583)	NM	16	9,256	(9,240)	(100)%
Interest and other investment income (loss)	(540)	5,940	(6,480)	NM	2,399	21,617	(19,218)	(89)%
Interest expense	(3,277)	(1,831)	(1,446)	(79)%	(8,800)	(6,729)	(2,071)	(31)%
Net investment income	1,266	10,157	(8,891)	(88)%	2,664	24,534	(21,870)	(89)%
Performance related earnings	16,309	24,804	(8,495)	(34)%	27,677	47,783	(20,106)	(42)%
Economic net income	$88,753	$88,382	371	< 1%	$232,277	$226,453	5,824	3%
Distributable earnings	$73,120	$81,542	(8,422)	(10)%	$204,402	$221,357	(16,955)	(8)%

NM - Not meaningful

Accrued performance fees for the Credit Group are composed of the following:

	As of September 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
CLOs	$1,407	$8,182
CSF	29,103	26,416
ACE II	22,691	16,427
ACE III	34,649	11,541
Other credit funds	66,589	42,386
Total Credit Group	$154,439	$104,952

Net performance fee revenues for the Credit Group are composed of the following:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
CLOs	$1,602	$(2,409)	$(807)	$10,269	$(7,100)	$3,169
CSF	—	10,104	10,104	—	21,226	21,226
ACE II	—	2,745	2,745	12,124	(13,669)	(1,545)
ACE III	—	9,621	9,621	—	3,067	3,067
Other credit funds	1,694	12,972	14,666	29	7,628	7,657
Total Credit Group	$3,296	$33,033	$36,329	$22,422	$11,152	$33,574

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
CLOs	$6,485	$(6,896)	$(411)	$27,920	$(16,967)	$10,953
CSF	—	2,686	2,686	—	5,436	5,436
ACE II	3,201	5,303	8,504	12,124	(9,275)	2,849
ACE III	—	21,163	21,163	—	9,469	9,469
Other credit funds	10,271	18,806	29,077	4,580	9,793	14,373
Total Credit Group	$19,957	$41,062	$61,019	$44,624	$(1,544)	$43,080

The following tables present the components of the change in performance fees - unrealized for the Credit Group:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$(1,602)	$—	$(807)	$(2,409)	$(10,269)	$3,241	$(72)	$(7,100)
CSF	—	10,104	—	10,104	—	21,226	—	21,226
ACE II	—	2,745	—	2,745	(12,124)	—	(1,545)	(13,669)
ACE III	—	9,621	—	9,621	—	3,067	—	3,067
Other credit funds	(1,694)	15,701	(1,035)	12,972	(29)	8,241	(584)	7,628
Total Credit Group	$(3,296)	$38,171	$(1,842)	$33,033	$(22,422)	$35,775	$(2,201)	$11,152

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
CLOs	$(6,485)	$316	$(727)	$(6,896)	$(27,920)	$11,218	$(265)	$(16,967)
CSF	—	2,686	—	2,686	—	5,436	—	5,436
ACE II	(3,201)	8,504	—	5,303	(12,124)	3,115	(266)	(9,275)
ACE III	—	21,163	—	21,163	—	9,469	—	9,469
Other credit funds	(10,271)	29,177	(100)	18,806	(4,580)	16,313	(1,940)	9,793
Total Credit Group	$(19,957)	$61,846	$(827)	$41,062	$(44,624)	$45,551	$(2,471)	$(1,544)

Credit Group—Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Fee Related Earnings:
Fee related earnings increased by $8.9 million, or 14%, to $72.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $25.9 million, or 15%, to $204.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees increased by $4.4 million, or 4%, to $120.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $22.0 million, or 7%, to $354.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In the current year periods, Ares Capital Europe III, L.P. (“ACE III”) generated additional management fees of $2.5 million and $7.1 million for the three and nine months ended September 30, 2017, respectively, as additional capital was deployed for investments. We also earned $2.0 million and $3.2 million of management fees for the three and nine months ended September 30, 2017, respectively, from 10 new U.S. direct lending funds that began generating management fees subsequent to September 30, 2016. Additionally, ARCC's acquisition of ACAS in the first quarter of 2017 increased FPAUM by approximately $2.8 billion at acquisition, which drove increases of $10.2 million and $23.9 million in management fees generated by ARCC in the current three and nine month periods, respectively. Conversely, ARCC Part I Fees decreased $9.2 million and $14.4 million for the three and nine month respective periods, due primarily to the $10 million ARCC Part I Fee waiver in each of the second and third quarters of 2017.
The effective management fee rate decreased from 1.10% and 1.07% for the three and nine months ended September 30, 2016, respectively, to 0.97% and 1.01% for the three and nine months ended September 30, 2017, respectively. ARCC Part I Fees contributed 0.19% towards the total effective management fee rate of the Credit Group for the three months ended September 30, 2017, compared to 0.32% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, ARCC Part I Fees contributed 0.22% towards the total effective management fee rate of the Credit Group, compared to 0.29% for the nine months ended September 30, 2016. In the second and third quarters of 2017, we waived in each quarter $10 million of ARCC Part I Fees, which reduced the effective management fee rate attributable to ARCC Part I Fees in the current year periods.
Other Fees. Other fees increased by $5.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $14.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases resulted from a transaction fee based on the amount of loans funded from certain U.S. direct lending funds that we began recognizing in the fourth quarter of 2016.
Compensation and Benefits.  Compensation and benefits expenses increased by $1.3 million, or 3%, to $46.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Compensation and benefits expenses increased by $7.6 million, or 6%, to $142.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Excluding the impact of the ARCC-ACAS Transaction, compensation and benefits expenses increased $5.2 million and $10.5 million for the three and nine months ended September 30, 2017, respectively, primarily due to additional headcount and increase of incentive compensation with segment performance, compared to the prior year periods. Compensation costs related to employees hired in connection with the ARCC-ACAS Transaction were $1.7 million and $5.6 million for the three and nine months ended September 30, 2017, respectively. These increases were offset by $5.6 million and $8.5 million decreases in ARCC Part I compensation for the three and nine month respective periods, due to the decrease in ARCC Part I Fee revenue. Compensation and benefits expenses represented 38.7% and 40.3% of management fees for the three and nine months ended September 30, 2017, respectively, compared to 39.1% and 40.7% for the three and nine months ended September 30, 2016, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.4 million, or 6%, to $6.9 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. There were no significant fluctuations of general, administrative and other expenses incurred by our Credit Group for the three month comparative period.
General, administrative and other expenses increased by $3.4 million, or 17%, to $22.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in the current year period was primarily due to occupancy and business support costs associated with increased staffing levels.

Performance Related Earnings:
Performance related earnings decreased by $8.5 million to $16.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $20.1 million to $27.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees increased by $0.4 million to $15.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Net performance fees increased by $1.8 million to $25.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in current year periods were driven by increases in performance fees earned from certain funds within our direct lending strategies, which generated returns in excess of their hurdle rates on an increased capital base. These increases were offset by decreased performance fees primarily from our syndicated loans strategy which benefited from a broad-based credit market rally in prior year.
Net Investment Income.  Net investment income decreased by $8.9 million to $1.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $21.9 million to $2.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decreases in the current year periods were primarily attributable to the revaluation of certain assets and liabilities denominated in foreign currencies, which resulted in transaction losses of $3.0 million and $5.1 million for the three and nine months ended September 30, 2017, respectively, compared to transaction gains of $3.4 million and $14.3 million for the three and nine months ended September 30, 2016, respectively. Interest expense also increased $1.4 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods as a result of term loans that were entered into in connection with new CLO investments.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $0.4 million to $88.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $5.8 million, or 3%, to $232.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases were a result of the fluctuations described above.
Distributable Earnings:
DE decreased by $8.4 million, or 10%, to $73.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $17.0 million, or 8%, to $204.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. DE was lower due to decreases of $5.0 million in net realized investment and other income for the nine months ended September 30, 2017 and of $13.4 million and $23.3 million in net realized performance fees for the three and nine months ended September 30, 2017, respectively. Increases in non-core expenses, primarily driven by placement fees related to new fund launches and by dividend equivalent payments made on unvested restricted stock, of $5.3 million and $14.5 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods also contributed to the decrease of DE. These decreases were partially offset by increases in FRE of $8.9 million and $25.9 million for the three and nine months ended September 30, 2017 compared to the prior year periods.

Credit Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the three months ended September 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 6/30/2017	$16,589	$4,502	$3,351	$4,511	$27,727	$10,767	$67,447
Net new par/ equity commitments	165	359	12	55	1,383	650	2,624
Net new debt commitments	1,668	—	—	—	935	—	2,603
Distributions	(1,382)	(349)	(73)	(54)	(1,257)	(197)	(3,312)
Change in fund value	125	108	69	81	228	504	1,115
Balance at 9/30/2017	$17,165	$4,620	$3,359	$4,593	$29,016	$11,724	$70,477
Average AUM(1)	$16,877	$4,561	$3,355	$4,552	$28,372	$11,246	$68,963

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 6/30/2016	$16,928	$4,331	$3,329	$3,953	$21,938	$9,846	$60,325
Net new par/ equity commitments	295	569	(5)	5	741	150	1,755
Net new debt commitments	752	—	—	—	1,409	—	2,161
Distributions	(1,094)	(43)	(18)	(4)	(1,607)	(239)	(3,005)
Change in fund value	93	176	104	177	121	137	808
Balance at 9/30/2016	$16,974	$5,033	$3,410	$4,131	$22,602	$9,894	$62,044
Average AUM(1)	$16,951	$4,682	$3,370	$4,042	$22,270	$9,870	$61,185

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the nine months ended September 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending(1)	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2016	$17,260	$4,978	$3,304	$4,254	$21,110	$9,560	$60,466
Acquisitions	—	—	—	—	3,605	—	3,605
Net new par/ equity commitments	685	470	(16)	224	4,754	864	6,981
Net new debt commitments	2,958	—	—	—	1,809	571	5,338
Distributions	(4,098)	(1,115)	(102)	(167)	(2,816)	(669)	(8,967)
Change in fund value	360	287	173	282	554	1,398	3,054
Balance at 9/30/2017	$17,165	$4,620	$3,359	$4,593	$29,016	$11,724	$70,477
Average AUM(2)	$16,944	$4,698	$3,345	$4,405	$26,037	$10,477	$65,906

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending(1)	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2015	$17,618	$3,303	$3,714	$3,102	$23,594	$9,055	$60,386
Net new par/ equity commitments	540	1,530	248	805	739	1,018	4,880
Net new debt commitments	1,262	—	—	—	2,109	332	3,703
Distributions	(2,677)	(186)	(718)	(53)	(4,263)	(713)	(8,610)
Change in fund value	231	386	166	277	423	202	1,685
Balance at 9/30/2016	$16,974	$5,033	$3,410	$4,131	$22,602	$9,894	$62,044
Average AUM(2)	$17,137	$4,027	$3,380	$3,616	$22,596	$9,498	$60,254

(1) Distributions of $2.8 billion and $4.3 billion for the nine months ended September 30, 2017 and 2016, respectively, include $1.6 billion and $3.0 billion reduction in leverage, respectively, related to the paydown associated with the Senior Secured Loan Program (the "SSLP").
(2) Represents the quarterly average of beginning and ending balances.

Credit Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the three months ended September 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2017	$15,062	$4,503	$2,797	$3,414	$15,045	$5,688	$46,509
Commitments	2,022	321	—	60	31	—	2,434
Subscriptions/deployment/increase in leverage	—	38	13	131	665	382	1,229
Redemptions/distributions/decrease in leverage	(1,336)	(349)	(31)	(244)	(279)	(115)	(2,354)
Change in fund value	129	108	64	66	192	257	816
Change in fee basis	—	—	—	—	—	(12)	(12)
FPAUM Balance at 9/30/2017	$15,877	$4,621	$2,843	$3,427	$15,654	$6,200	$48,622
Average FPAUM(1)	$15,470	$4,562	$2,820	$3,421	$15,350	$5,944	$47,567

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2016	$15,934	$4,330	$2,464	$2,779	$10,445	$4,634	$40,586
Commitments	547	482	—	—	40	—	1,069
Subscriptions/deployment/increase in leverage	1	87	111	63	527	251	1,040
Redemptions/distributions/decrease in leverage	(1,030)	(43)	(22)	(2)	(184)	(181)	(1,462)
Change in fund value	97	175	101	163	101	(8)	629
FPAUM Balance at 9/30/2016	$15,549	$5,031	$2,654	$3,003	$10,929	$4,696	$41,862
Average FPAUM(1)	$15,742	$4,681	$2,559	$2,891	$10,687	$4,665	$41,225

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the nine months ended September 30, 2017 and 2016 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2016	$15,998	$4,978	$2,705	$3,128	$11,292	$4,608	$42,709
Acquisitions	—	—	—	—	2,789	—	2,789
Commitments	3,545	418	4	140	112	—	4,219
Subscriptions/deployment/increase in leverage	—	52	55	278	1,830	1,296	3,511
Redemptions/distributions/decrease in leverage	(3,966)	(1,115)	(80)	(375)	(890)	(430)	(6,856)
Change in fund value	300	288	159	256	521	513	2,037
Change in fee basis	—	—	—	—	—	213	213
FPAUM Balance at 9/30/2017	$15,877	$4,621	$2,843	$3,427	$15,654	$6,200	$48,622
Average FPAUM(1)	$15,625	$4,699	$2,782	$3,286	$14,066	$5,426	$45,884

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2015	$17,180	$3,303	$2,607	$2,559	$10,187	$4,089	$39,925
Commitments	789	1,443	61	7	40	—	2,340
Subscriptions/deployment/increase in leverage	4	87	199	256	1,084	1,240	2,870
Redemptions/distributions/decrease in leverage	(2,571)	(185)	(314)	(66)	(794)	(513)	(4,443)
Change in fund value	147	383	161	247	412	(120)	1,230
Change in fee basis	—	—	(60)	—	—	—	(60)
FPAUM Balance at 9/30/2016	$15,549	$5,031	$2,654	$3,003	$10,929	$4,696	$41,862
Average FPAUM(1)	$16,293	$4,026	$2,535	$2,724	$10,477	$4,440	$40,495

The charts below present FPAUM for the Credit Group by its fee basis as of September 30, 2016 and 2017 (in millions):

FPAUM: $41,862	FPAUM: $48,622

The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of September 30, 2016 and 2017 (in millions):

AUM: $62,044	AUM: $70,477
(1) Includes $5.7 billion and $8.0 billion of AUM of funds for which we indirectly earn management fees as of September 30, 2017 and 2016, respectively.

Credit Group—Fund Performance Metrics as of September 30, 2017
The Credit Group managed 142 funds as of September 30, 2017 across the liquid and illiquid credit strategies. ARCC contributed approximately 57% of the Credit Group’s total management fees for the nine months ended September 30, 2017. In addition to ARCC, we have six significant funds which contributed approximately 8% of the Credit Group’s management fees for the nine months ended September 30, 2017. Our significant funds that are not drawdown funds are ARCC; one sub-advised fund; Ares ELIS XI, Ltd. ("ELIS XI"), a 2013 vintage separately managed account focused on syndicated loans in the United States; and two separately managed accounts over which we exercise sole investment discretion. Our significant drawdown funds are Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund; and ACE III, a 2015 vintage commingled fund, both of which focus on direct lending to European middle market companies. We do not present fund performance metrics for significant funds with less than two years of historical information, except for those significant funds which pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one year anniversary of the fund's first investment and (ii) such time the fund is 50% or more invested.
The following table presents the performance data for our significant funds in the Credit Group that are not drawdown funds:

		As of September 30, 2017
			Returns(%)(1)
	Year of	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund	Inception	(in millions)	Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$14,479	N/A	1.9	N/A	7.3	N/A	11.7	U.S. Direct Lending
Sub-advised Client A(4)	2007	733	3.0	2.9	7.5	7.3	8.1	7.7	High Yield
ELIS XI(4)	2013	726	1.4	1.3	3.8	3.4	3.6	3.1	Syndicated Loans
Separately Managed Account Client A(4)	2015	1,138	1.9	1.8	8.6	8.2	6.8	6.4	Structured Credit
Separately Managed Account Client B(4)	2016	825	1.7	1.6	6.3	6.0	7.4	7.0	High Yield

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

(4)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.
The following table presents the performance data of our significant drawdown funds:

			As of September 30, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACE II(7)	2013	$1,492	$1,216	$972	$390	$843	$1,233	1.3x	1.2x	10.3	7.5	E.U. Direct Lending
ACE III(8)	2015	5,070	2,822	1,686	74	1,810	1,884	1.2x	1.1x	18.5	13.7	E.U. Direct Lending

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

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

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
ACE II is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and gross and net MoIC presented in the chart are for the U.S. dollar denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the Euro denominated feeder fund are 12.7% and 9.6%, respectively. The gross and net MoIC for the Euro denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs and the net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. dollar denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

(8)
ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the Euro denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the U.S. dollar denominated feeder fund are 18.1% and 13.3%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group
The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees	$51,313	$35,183	$16,130	46%	$147,559	$111,100	$36,459	33%
Other fees	449	309	140	45%	1,127	983	144	15%
Compensation and benefits	(19,256)	(16,697)	(2,559)	(15)%	(50,862)	(46,556)	(4,306)	(9)%
General, administrative and other expenses	(4,655)	(3,925)	(730)	(19)%	(13,198)	(10,489)	(2,709)	(26)%
Fee Related Earnings	27,851	14,870	12,981	87%	84,626	55,038	29,588	54%
Performance fees-realized	173,304	108,245	65,059	60%	238,084	171,024	67,060	39%
Performance fees-unrealized	(142,822)	16,569	(159,391)	NM	118,162	109,848	8,314	8%
Performance fee compensation-realized	(138,657)	(86,537)	(52,120)	(60)%	(189,571)	(136,761)	(52,810)	(39)%
Performance fee compensation-unrealized	114,395	(13,387)	127,782	NM	(95,131)	(88,766)	(6,365)	(7)%
Net performance fees	6,220	24,890	(18,670)	(75)%	71,544	55,345	16,199	29%
Investment income-realized	14,268	11,267	3,001	27%	17,564	14,641	2,923	20%
Investment income (loss)-unrealized	(8,421)	7,066	(15,487)	NM	25,479	(1,030)	26,509	NM
Interest and other investment income	1,129	417	712	171%	3,264	8,532	(5,268)	(62)%
Interest expense	(1,229)	(1,399)	170	12%	(4,139)	(4,201)	62	1%
Net investment income	5,747	17,351	(11,604)	(67)%	42,168	17,942	24,226	135%
Performance related earnings	11,967	42,241	(30,274)	(72)%	113,712	73,287	40,425	55%
Economic net income	$39,818	$57,111	(17,293)	(30)%	$198,338	$128,325	70,013	55%
Distributable earnings	$75,809	$45,481	30,328	67%	$145,696	$104,162	41,534	40%

NM - Not meaningful

Accrued performance fees for the Private Equity Group are composed of the following:

	As of September 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
ACOF III	$529,723	$342,958
ACOF IV	184,220	234,207
EIF V	15,469	16,510
Other funds	12,599	30,174
Total Private Equity Group	$742,011	$623,849

Net performance fee revenues for the Private Equity Group are composed of the following:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
ACOF III	$15,588	$3,239	$18,827	$39,993	$(15,550)	$24,443
ACOF IV	157,716	(146,013)	11,703	41,807	43,793	85,600
EIF V	—	1,399	1,399	—	—	—
Other funds	—	(1,447)	(1,447)	26,445	(11,674)	14,771
Total Private Equity Group	$173,304	$(142,822)	$30,482	$108,245	$16,569	$124,814

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
ACOF III	$19,851	$186,765	$206,616	$102,078	$(8,205)	$93,873
ACOF IV	213,569	(49,987)	163,582	41,807	127,738	169,545
EIF V	—	(1,040)	(1,040)	—	—	—
Other funds	4,664	(17,576)	(12,912)	27,139	(9,685)	17,454
Total Private Equity Group	$238,084	$118,162	$356,246	$171,024	$109,848	$280,872

The following tables present the components of the change in performance fees - unrealized for the Private Equity Group:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF III	$(15,588)	$18,827	$—	$3,239	$(39,993)	$24,443	$—	$(15,550)
ACOF IV	(157,716)	11,703	—	(146,013)	(41,807)	85,600	—	43,793
EIF V	—	1,399	—	1,399	—	—	—	—
Other funds	—	11	(1,458)	(1,447)	(26,445)	14,771	—	(11,674)
Total Private Equity Group	$(173,304)	$31,940	$(1,458)	$(142,822)	$(108,245)	$124,814	$—	$16,569

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
ACOF III	$(19,851)	$206,616	$—	$186,765	$(102,078)	$93,873	$—	$(8,205)
ACOF IV	(213,569)	163,582	—	(49,987)	(41,807)	169,545	—	127,738
EIF V	—	—	(1,040)	(1,040)	—	—	—	—
Other funds	(4,664)	1,013	(13,925)	(17,576)	(27,139)	20,334	(2,880)	(9,685)
Total Private Equity Group	$(238,084)	$371,211	$(14,965)	$118,162	$(171,024)	$283,752	$(2,880)	$109,848

Private Equity Group—Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Fee Related Earnings:
Fee related earnings increased by $13.0 million, or 87%, to $27.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $29.6 million, or 54%, to $84.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $16.1 million, or 46%, to $51.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $36.5 million, or 33%, to $147.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to ACOF V, which began generating fees in March 2017 totaling $27.3 million and $63.5 million for the three and nine months ended September 30, 2017, respectively. In addition, EIF V held its final close in the second quarter of 2017, generating additional management fees of $1.4 million and $9.3 million for the three and nine months ended September 30, 2017, respectively. Management fees generated by EIF V for the nine months ended September 30, 2017 included $5.8 million of one time catch-up fees. Partially offsetting these increases, management fees generated by Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) decreased by $10.8 million and $25.7 million for the three and nine month respective periods due to a reduced fee rate and change in fee basis in connection with the launch of ACOF V. Additionally, management fees attributable to certain U.S. power and energy infrastructure funds decreased $1.5 million and $8.2 million for the three and nine months ended September 30, 2017, respectively, as a result of portfolio realizations which reduced the fee bases of the funds.
The effective management fee rate decreased from 1.23% and 1.26% for the three and nine months ended September 30, 2016, respectively, to 1.19% and 1.20%, excluding the effect of one-time catch-up fees, for the three and nine months ended September 30, 2017, respectively. The decreases in the effective management fee rate resulted from a reduced fee rate at ACOF IV and were partially offset by ACOF V management fees commencing in March 2017.
Compensation and Benefits.  Compensation and benefits expenses increased by $2.6 million, or 15%, to $19.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $4.3 million, or 9%, to $50.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases for the three and nine month comparative periods were primarily due to increases in salary and benefits expenses as a result of additional headcount needed to support ACOF V's capital deployment, as well as merit based increases. Compensation and benefits expenses represented 37.5% and 34.5% of management fees for the three and nine months ended September 30, 2017, respectively, compared to 47.5% and 41.9% for the three and nine months ended September 30, 2016, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $0.7 million, or 19%, to $4.7 million for the three months ended September 30, 2017 compared to the prior year period and by $2.7 million, or 26%, to $13.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in the current year periods were primarily attributable to increases in professional services expenses, including recruiting fees related to staffing needs. The nine month period was also impacted by other business support costs driven by increased headcount.
Performance Related Earnings:
Performance related earnings decreased by $30.3 million to $12.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased by $40.4 million to $113.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Performance related earnings were impacted by fluctuations of the following components:
 Net Performance Fees. Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and unrealized performance fee compensation.
Net performance fees decreased by $18.7 million to $6.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in net performance fees for the three months ended September 30, 2017 was primarily driven by lower market appreciation in ACOF IV portfolio companies compared to the prior year period, when we experienced significant appreciation of certain oil and gas portfolio investments.

Net performance fees increased by $16.2 million to $71.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in net performance fees for the nine months ended September 30, 2017 was primarily driven by significant market appreciation in one of ACOF III's retail portfolio companies following its initial public offering.

Net Investment Income.  Net investment income decreased by $11.6 million to $5.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Net investment income for the three months ended September 30, 2017 represented unrealized appreciation of $5.8 million on our investment in an Asian corporate private equity fund, primarily attributable to the fund's portfolio investment in a public consumer products company. Net investment income for the three months ended September 30, 2016 included appreciation on our investment in an Asian corporate private equity fund of $5.6 million, primarily attributable to its portfolio investment in a public consumer products company, and net realized and unrealized gains on our investments in ACOF III and certain special situations funds of $3.9 million and $4.0 million, respectively, due to appreciation of underlying investments.
Net investment income increased by $24.2 million to $42.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily attributable to ACOF III, which had an increase of $23.9 million in net realized and unrealized gains for the nine month comparative period primarily due to market appreciation in one of its retail portfolio companies that completed its initial public offering in the current year.

Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $17.3 million to $39.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased by $70.0 million to $198.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The changes were a result of the fluctuations described above.
Distributable Earnings:
DE increased by $30.3 million, or 67%, to $75.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $41.5 million, or 40%, to $145.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. DE was positively impacted by increases in FRE of $13.0 million and $29.6 million for the three and nine month respective periods, and increases in net realized performance fees of $12.9 million and $14.3 million for the three and nine months ended September 30, 2017, respectively. The increase in DE was partially offset by a decrease in net realized investment and other income of $3.3 million for the nine months ended September 30, 2017 compared to the prior year period.

Private Equity Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the three months ended September 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 6/30/2017	$19,470	$4,726	$1,574	$25,770
Distributions	(1,299)	(46)	(28)	(1,373)
Change in fund value	211	(60)	27	178
Balance at 9/30/2017	$18,382	$4,620	$1,573	$24,575
Average AUM(1)	$18,926	$4,673	$1,574	$25,173

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 6/30/2016	$18,078	$4,959	$1,777	$24,814
Net new equity commitments	—	10	—	10
Distributions	(754)	(55)	(32)	(841)
Change in fund value	632	166	95	893
Balance at 9/30/2016	$17,956	$5,080	$1,840	$24,876
Average AUM(1)	$18,017	$5,020	$1,809	$24,846

(1)	Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the nine months ended September 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2016	$18,162	$5,143	$1,736	$25,041
Net new equity commitments	23	300	—	323
Distributions	(1,852)	(655)	(169)	(2,676)
Change in fund value	2,049	(168)	6	1,887
Balance at 9/30/2017	$18,382	$4,620	$1,573	$24,575
Average AUM(2)	$18,600	$4,766	$1,645	$25,011

	Corporate Private Equity(1)	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2015	$15,908	$5,207	$1,863	$22,978
Net new equity commitments	2,154	10	—	2,164
Distributions	(1,401)	(231)	(108)	(1,740)
Change in fund value	1,295	94	85	1,474
Balance at 9/30/2016	$17,956	$5,080	$1,840	$24,876
Average AUM(2)	$17,524	$5,092	$1,816	$24,432

(1)	Net new equity commitments represent commitments to ACOF V for the nine months ended September 30, 2016.

(2)	Represents the quarterly average of beginning and ending balances.

Private Equity Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the three months ended September 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 6/30/2017	$12,437	$4,081	$774	$17,292
Subscriptions/deployment/increase in leverage	40	28	18	86
Redemptions/distributions/decrease in leverage	(352)	(8)	(142)	(502)
Change in fund value	—	(61)	(6)	(67)
Change in fee basis	(25)	—	—	(25)
FPAUM Balance at 9/30/2017	$12,100	$4,040	$644	$16,784
Average FPAUM(1)	$12,269	$4,061	$709	$17,039

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 6/30/2016	$6,678	$4,331	$844	$11,853
Commitments	—	10	—	10
Subscriptions/deployment/increase in leverage	34	7	—	41
Redemptions/distributions/decrease in leverage	(226)	—	(49)	(275)
Change in fee basis	—	(264)	—	(264)
FPAUM Balance at 9/30/2016	$6,486	$4,084	$795	$11,365
Average FPAUM(1)	$6,582	$4,208	$820	$11,610

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the nine months ended September 30, 2017 and 2016 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2016	$6,454	$4,232	$628	$11,314
Commitments	7,622	300	—	7,922
Subscriptions/deployment/increase in leverage	449	197	277	923
Redemptions/distributions/decrease in leverage	(873)	(340)	(207)	(1,420)
Change in fund value	—	(349)	(54)	(403)
Change in fee basis	(1,552)	—	—	(1,552)
FPAUM Balance at 9/30/2017	$12,100	$4,040	$644	$16,784
Average FPAUM(1)	$10,928	$4,055	$661	$15,644

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2015	$6,957	$4,454	$1,051	$12,462
Commitments	—	10	—	10
Subscriptions/deployment/increase in leverage	50	17	(4)	63
Redemptions/distributions/decrease in leverage	(226)	(46)	(164)	(436)
Change in fund value	—	(80)	(88)	(168)
Change in fee basis	(295)	(271)	—	(566)
FPAUM Balance at 9/30/2016	$6,486	$4,084	$795	$11,365
Average FPAUM(1)	$6,702	$4,325	$896	$11,923

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Private Equity Group by its fee basis as of September 30, 2016 and 2017 (in millions):

FPAUM: $11,365	FPAUM: $16,784

The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of September 30, 2016 and 2017 (in millions):

AUM: $24,876	AUM: $24,575

Private Equity Group—Fund Performance Metrics as of September 30, 2017
The Private Equity Group managed 21 commingled funds and related co-investment vehicles as of September 30, 2017. ACOF III, ACOF IV, ACOF V, U.S. Power Fund III (“USPF III”), U.S. Power Fund IV (“USPF IV”) and EIF V, each considered a significant fund, combined for approximately 93% of the Private Equity Group’s management fees for the nine months ended September 30, 2017. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. ACOF III and ACOF IV are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V is in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV are in harvest mode, while EIF V is in deployment mode. We do not present fund performance metrics for significant funds with less than two years of historical information, except for those significant funds which pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one year anniversary of the fund's first investment and (ii) such time the fund is 50% or more invested.
The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

			As of September 30, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF III	2007	$906	$1,350	$1,808	$1,753	$860	$2,613	1.5x	1.4x	8.1	5.5	U.S. Power and Energy Infrastructure
ACOF III	2008	4,340	3,510	3,867	5,952	4,021	9,973	2.6x	2.2x	31.1	23.1	Corporate Private Equity
USPF IV	2010	1,873	1,688	1,815	749	1,677	2,426	1.3x	1.2x	10.8	7.3	U.S. Power and Energy Infrastructure
ACOF IV	2012	5,342	4,700	3,806	2,438	4,119	6,557	1.7x	1.6x	23.7	16.0	Corporate Private Equity
ACOF V	2017	8,006	7,850	971	12	1,004	1,016	1.0x	0.9x	N/A	N/A	Corporate Private Equity
EIF V(7)	2015	884	801	290	76	339	415	1.4x	1.6x	N/A	N/A	U.S. Power and Energy Infrastructure

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(6)
The net IRR for the U.S. power and energy infrastructure funds is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRR for the corporate private equity funds is an annualized since inception net internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. Cash flows used in the net IRR calculations are assumed to occur at month end. For all funds, the net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. Including the timing on contribution and distributions to and from the corporate private equity funds, net investor IRRs since inception for ACOF III is 22.3% and for ACOF IV is 15.2%.

(7)	The Gross MoIC is lower than the Net MoIC due to the fund's utilization of a credit facility to fund an investment that is currently under construction and not generating cash flow.

Real Estate Group
The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Management fees	$17,137	$17,819	$(682)	(4)%	$49,231	$50,794	$(1,563)	(3)%
Other fees	27	162	(135)	(83)%	37	855	(818)	(96)%
Compensation and benefits	(11,398)	(9,459)	(1,939)	(20)%	(30,848)	(31,327)	479	2%
General, administrative and other expenses	(2,125)	(2,289)	164	7%	(7,947)	(8,241)	294	4%
Fee Related Earnings	3,641	6,233	(2,592)	(42)%	10,473	12,081	(1,608)	(13)%
Performance fees-realized	2,389	2,170	219	10%	3,883	5,142	(1,259)	(24)%
Performance fees-unrealized	20,366	4,647	15,719	NM	64,243	10,030	54,213	NM
Performance fee compensation-realized	(856)	—	(856)	NM	(1,033)	(53)	(980)	NM
Performance fee compensation-unrealized	(12,233)	(4,322)	(7,911)	(183)%	(39,303)	(8,328)	(30,975)	NM
Net performance fees	9,666	2,495	7,171	287%	27,790	6,791	20,999	NM
Investment income (loss)-realized	1,997	(151)	2,148	NM	4,153	412	3,741	NM
Investment income (loss)-unrealized	(767)	6,211	(6,978)	NM	(77)	7,943	(8,020)	NM
Interest and other investment income	716	714	2	< 1%	2,069	1,642	427	26%
Interest expense	(396)	(242)	(154)	(64)%	(1,257)	(788)	(469)	(60)%
Net investment income	1,550	6,532	(4,982)	(76)%	4,888	9,209	(4,321)	(47)%
Performance related earnings	11,216	9,027	2,189	24%	32,678	16,000	16,678	104%
Economic net income	$14,857	$15,260	(403)	(3)%	$43,151	$28,081	15,070	54%
Distributable earnings	$4,736	$6,408	(1,672)	(26)%	$12,596	$16,867	(4,271)	(25)%

NM - Not Meaningful

Accrued performance fees for the Real Estate Group are composed of the following:

	As of September 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
US VIII	$27,528	$12,575
EF IV	40,200	4,052
Other real estate funds	37,403	22,001
Subtotal	105,131	38,628
Other fee generating funds(1)	15,518	16,675
Total Real Estate Group	$120,649	$55,303

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Net performance fee revenues for the Real Estate Group are composed of the following:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
US VIII	$—	$6,819	$6,819	$—	$(96)	$(96)
EF IV	—	8,094	8,094	—	—	—
Other real estate funds	1,408	5,248	6,656	—	6,989	6,989
Subtotal	1,408	20,161	21,569	—	6,893	6,893
Other fee generating funds(1)	981	205	1,186	2,170	(2,246)	(76)
Total Real Estate Group	$2,389	$20,366	$22,755	$2,170	$4,647	$6,817

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Realized	Unrealized	Net	Realized	Unrealized	Net
	(Dollars in thousands)
US VIII	$—	$14,953	$14,953	$—	$2,279	$2,279
EF IV	—	36,149	36,149	—	—	—
Other real estate funds	1,702	13,895	15,597	89	11,291	11,380
Subtotal	1,702	64,997	66,699	89	13,570	13,659
Other fee generating funds(1)	2,181	(754)	1,427	5,053	(3,540)	1,513
Total Real Estate Group	$3,883	$64,243	$68,126	$5,142	$10,030	$15,172

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of the change in performance fees - unrealized for the Real Estate Group:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
US VIII	$—	$6,819	$—	$6,819	$—	$—	$(96)	$(96)
EF IV	—	8,094	—	8,094	—	—	—	—
Other real estate funds	(1,408)	6,887	(231)	5,248	—	7,942	(953)	6,989
Subtotal	(1,408)	21,800	(231)	20,161	—	7,942	(1,049)	6,893
Other fee generating funds(1)	(981)	1,186	—	205	(2,170)	640	(716)	(2,246)
Total Real Estate Group	$(2,389)	$22,986	$(231)	$20,366	$(2,170)	$8,582	$(1,765)	$4,647

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized	Performance Fees - Realized	Increases	Decreases	Performance Fees - Unrealized
	(Dollars in thousands)
US VIII	$—	$14,953	$—	$14,953	$—	$2,279	$—	$2,279
EF IV	—	36,149	—	36,149	—	—	—	—
Other real estate funds	(1,702)	16,137	(540)	13,895	(89)	12,629	(1,249)	11,291
Subtotal	(1,702)	67,239	(540)	64,997	(89)	14,908	(1,249)	13,570
Other fee generating funds(1)	(2,181)	1,987	(560)	(754)	(5,053)	2,950	(1,437)	(3,540)
Total Real Estate Group	$(3,883)	$69,226	$(1,100)	$64,243	$(5,142)	$17,858	$(2,686)	$10,030

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Fee Related Earnings:
Fee related earnings decreased by $2.6 million, or 42%, to $3.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $1.6 million, or 13%, to $10.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees decreased by $0.7 million, or 4%, to $17.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and decreased by $1.6 million, or 3%, to $49.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decreases in the current year periods are partially attributable to the winding down of one of our U.S. Real Estate Equity funds, which resulted in management fee reductions of $0.4 million and $1.9 million for the three and nine month comparative periods. Ares Real Estate Fund VIII ("US VIII") also had decreases in management fees of $0.4 million and $0.8 million for the three and nine month comparative periods due to a change in the fee basis in connection with the launch of its successor fund. For the three months ended September 30, 2017, fees generated by Ares European Property Enhancement Program II, L.P. ("EPEP II") were $1.3 million lower than the prior year period, which included $1.8 million of one-time catch up fees. Partially offsetting these decreases, one of our U.S. Real Estate Equity funds began generating fees in the current year, contributing $1.1 million and $1.4 million of management fees for the three and nine months ended September 30, 2017.
The effective management fee rate, excluding the effect of one-time catch-up fees, remained consistent at 1.03% for the three months ended September 30, 2017 and 2016. The effective management fee rate, excluding the effect of one-time catch-up fees increased from 0.98% for the nine months ended September 30, 2016 to 0.99% for the nine months ended September 30, 2017.
Compensation and Benefits.  Compensation and benefits expenses increased by $1.9 million, or 20%, to $11.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The compensation and benefits expenses for the three month period should be considered in conjunction with the nine month period as certain adjustments were made to our expectation of incentive compensation payable for the annual period during the third quarter.
Compensation and benefits expenses decreased by $0.5 million, or 2%, to $30.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was due to a reorganization of the group's management team that occurred in the latter half of 2016, partially offset by an increase in incentive compensation. Compensation and benefits expenses represented 66.5% and 62.7% of management fees for the three and nine months ended September 30, 2017, respectively, compared to 53.1% and 61.7% for the three and nine months ended September 30, 2016, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased $0.2 million, or 7%, to $2.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $0.3 million, or 4%, to $7.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. There were no significant fluctuations of general, administrative and other expenses incurred by our Real Estate Group for the comparative periods.
Performance Related Earnings:
Performance related earnings increased by $2.2 million to $11.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $16.7 million to $32.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Fees.  Net performance fees include realized and unrealized performance fees, net of realized and unrealized performance fee compensation. The impact of reversals of previously recognized performance fee revenue and the corresponding performance fee compensation expense is reflected as a reduction in unrealized performance fees and performance fee compensation.
Net performance fees increased by $7.2 million to $9.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $21.0 million to $27.8 million for the nine months ended September 30,

2017 compared to the nine months ended September 30, 2016. The increases in net performance fees for the current year periods were primarily driven by favorable real estate market fundamentals in both the U.S. and Europe that have resulted in appreciation across the portfolio of properties in our funds, including net performance fees attributable to Ares European Real Estate Fund IV (“EF IV”) and US VIII which collectively increased $6.0 million and $19.5 million for the three and nine month comparative periods.

Net Investment Income.  Net investment income decreased by $5.0 million to $1.6 million for the three months ended September 30, 2017 from $6.5 million for the three months ended September 30, 2016. Net investment income decreased by $4.3 million to $4.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decreases were primarily driven by decreases of $4.5 million in net realized and unrealized gains on our investment in AREA Sponsor Holdings LLC for both the three and nine months ended September 30, 2017 as the appreciation of property values in the prior period was greater than the appreciation of property values in the current period, however the values of the portfolio continued to increase.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $0.4 million, or 3%, to $14.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased by $15.1 million to $43.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The changes were a result of the fluctuations described above.
Distributable Earnings:
DE decreased by $1.7 million, or 26%, to $4.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $4.3 million, or 25%, to $12.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. DE was lower due to decreases in FRE of $2.6 million and $1.6 million and by decreases in net realized performance fees of $0.6 million and $2.2 million for the three and nine month respective periods. In addition, DE was negatively impacted by increases in non-core expenses, primarily driven by placement fees of $0.1 million and $2.2 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The decreases in DE were partially offset by increases in net realized investment and other income of $1.4 million and $1.8 million for the three and nine month respective periods.

Real Estate Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the three months ended September 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2017	$4,659	$3,143	$2,990	$10,792
Net new equity commitments	246	—	—	246
Distributions	(197)	(437)	(8)	(642)
Change in fund value	107	79	11	197
Balance at 9/30/2017	$4,815	$2,785	$2,993	$10,593
Average AUM(1)	$4,737	$2,964	$2,992	$10,693

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2016	$4,545	$3,095	$2,484	$10,124
Net new equity commitments	17	256	—	273
Net new debt commitments	—	—	125	125
Distributions	(208)	(63)	14	(257)
Change in fund value	62	50	20	132
Balance at 9/30/2016	$4,416	$3,338	$2,643	$10,397
Average AUM(1)	$4,481	$3,217	$2,564	$10,262

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the nine months ended September 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2016	$4,106	$3,100	$2,546	$9,752
Net new equity commitments	767	—	—	767
Net new debt commitments	—	—	509	509
Distributions	(290)	(641)	(86)	(1,017)
Change in fund value	232	326	24	582
Balance at 9/30/2017	$4,815	$2,785	$2,993	$10,593
Average AUM(1)	$4,429	$3,020	$2,821	$10,270

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2015	$4,616	$3,059	$2,593	$10,268
Net new equity commitments	317	470	—	787
Net new debt commitments	—	—	225	225
Distributions	(717)	(197)	(211)	(1,125)
Change in fund value	200	6	36	242
Balance at 9/30/2016	$4,416	$3,338	$2,643	$10,397
Average AUM(1)	$4,529	$3,154	$2,560	$10,243

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the three months ended September 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2017	$3,003	$2,536	$1,115	$6,654
Commitments	245	—	—	245
Subscriptions/deployment/increase in leverage	225	24	—	249
Redemptions/distributions/decrease in leverage	(107)	(77)	(32)	(216)
Change in fund value	3	46	11	60
FPAUM Balance at 9/30/2017	$3,369	$2,529	$1,094	$6,992
Average FPAUM(1)	$3,186	$2,533	$1,105	$6,824

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2016	$2,999	$2,503	$1,142	$6,644
Commitments	—	251	—	251
Subscriptions/deployment/increase in leverage	60	—	—	60
Redemptions/distributions/decrease in leverage	(139)	(41)	(32)	(212)
Change in fund value	(30)	9	8	(13)
FPAUM Balance at 9/30/2016	$2,890	$2,722	$1,118	$6,730
Average FPAUM(1)	$2,945	$2,613	$1,130	$6,688

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the nine months ended September 30, 2017 and 2016 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2016	$2,891	$2,531	$1,118	$6,540
Commitments	635	—	—	635
Subscriptions/deployment/increase in leverage	432	24	3	459
Redemptions/distributions/decrease in leverage	(306)	(123)	(58)	(487)
Change in fund value	2	97	31	130
Change in fee basis	(285)	—	—	(285)
FPAUM Balance at 9/30/2017	$3,369	$2,529	$1,094	$6,992
Average FPAUM(1)	$3,005	$2,520	$1,111	$6,636

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2015	$3,204	$2,555	$998	$6,757
Commitments	59	365	—	424
Subscriptions/deployment/increase in leverage	137	48	141	326
Redemptions/distributions/decrease in leverage	(484)	(69)	(47)	(600)
Change in fund value	(26)	(54)	26	(54)
Change in fee basis	—	(123)	—	(123)
FPAUM Balance at 9/30/2016	$2,890	$2,722	$1,118	$6,730
Average FPAUM(1)	$3,042	$2,593	$1,067	$6,702

(1) Represents the quarterly average of beginning and ending balances.
The charts below present FPAUM for the Real Estate Group by its fee basis as of September 30, 2016 and 2017 (in millions):

FPAUM: $6,730	FPAUM: $6,992
(1) Market value/other includes ACRE fee paying AUM, which is based on ACRE's stockholders' equity.

The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of September 30, 2016 and 2017 (in millions):

AUM: $10,397	AUM: $10,593

Real Estate Group—Fund Performance Metrics as of September 30, 2017
The Real Estate Group managed 42 funds in real estate debt and real estate equity as of September 30, 2017. Two funds in our Real Estate Group, each considered a significant fund, combined for approximately 33% of the Real Estate Group’s management fees for the nine months ended September 30, 2017: EF IV, a commingled fund focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany; and EPEP II, a commingled fund focused on Europe.
The following table presents the performance data for our significant funds in the Real Estate Group, all of which are drawdown funds:

			As of September 30, 2017 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,040	$1,302	$985	$384	$933	$1,317	1.3x	1.2x	20.0	13.4	E.U. Real Estate Equity
EPEP II(8)	2015	704	747	255	113	200	313	1.2x	1.2x	N/A	N/A	E.U. Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance fees or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 20.3% and 13.9%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

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

Operations Management Group
The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(27,577)	$(25,960)	$(1,617)	(6)%	$(84,881)	$(77,225)	$(7,656)	(10)%
General, administrative and other expenses	(18,380)	(13,386)	(4,994)	(37)%	(56,729)	(44,616)	(12,113)	(27)%
Fee Related Earnings	(45,957)	(39,346)	(6,611)	(17)%	(141,610)	(121,841)	(19,769)	(16)%
Investment income (loss)-realized	18	(20,005)	20,023	NM	3,217	(20,093)	23,310	NM
Investment income-unrealized	4,357	15,979	(11,622)	(73)%	222	4,460	(4,238)	(95)%
Interest and other investment income (loss)	26	15	11	73%	1,125	(53)	1,178	NM
Interest expense	(441)	(664)	223	34%	(1,380)	(2,101)	721	34%
Net investment income (loss)	3,960	(4,675)	8,635	NM	3,184	(17,787)	20,971	NM
Performance related earnings	3,960	(4,675)	8,635	NM	3,184	(17,787)	20,971	NM
Economic net income	$(41,997)	$(44,021)	2,024	5%	$(138,426)	$(139,628)	1,202	1%
Distributable earnings	$(53,214)	$(66,696)	13,482	20%	$(151,642)	$(157,550)	5,908	4%

NM - Not Meaningful

Operations Management Group—Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Fee Related Earnings:
Fee related earnings decreased by $6.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $19.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Fee related earnings were impacted by fluctuations of the following components:
Compensation and Benefits.  Compensation and benefits expenses increased by $1.6 million to $27.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $7.7 million to $84.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases were due to additional headcount and merit based increases. Some of the additional headcount included employees hired in connection with ARCC's acquisition of ACAS, however ACAS-related compensation expenses were largely offset by the corresponding administrative fee reimbursements that are presented as a reduction to compensation expense.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $5.0 million, or 37%, to $18.4 million for three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $12.1 million, or 27%, to $56.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in the current year periods were primarily due to several information technology initiatives to support various system implementations and process improvement initiatives, as well as increased occupancy and business support costs associated with increased staffing levels. For the nine months ended September 30, 2017, general, administrative and other expenses also includes a $2.5 million non–recurring non-income tax paid during the first quarter of 2017.
Performance Related Earnings:
Performance related earnings increased by $8.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $21.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Performance related earnings were impacted by the fluctuations in net investment loss.

Net Investment Income (Loss). Net investment income (loss) increased by $8.6 million from a net investment loss of $4.7 million for the three months ended September 30, 2016 to net investment income of $4.0 million for the three months ended September 30, 2017. Net investment income (loss) increased by $21.0 million from a net investment loss of $17.8 million for the nine months ended September 30, 2016 to net investment income of $3.2 million for the nine months ended September 30, 2017. In the third quarter of 2016, we realized a $20.0 million loss on our minority interest equity method investment in Deimos Management Holdings LLC due to the winding down of its operations. Of the $20.0 million realized loss, $14.1 million was recognized as an unrealized loss in the second quarter of 2016. In addition, our other fund investments in non-core investment strategies experienced increases in net investment income of $2.6 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $2.0 million, or 5%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased by $1.2 million, or 1%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase and decrease were a result of the fluctuations described above.
Distributable Earnings:
DE increased by $13.5 million, or 20%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and by $5.9 million, or 4%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. DE increased primarily due to net realized investment and other losses of $20.7 million and $22.2 million for the three and nine months ended September 30, 2016, respectively, that did not recur in the current year periods. The increases were partially offset by FRE decreases of $6.6 million and $19.8 million for the three and nine month respective periods compared to the prior year.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, net realized performance fees, which are unpredictable as to amount and timing and fund distributions related to our investments that are also unpredictable as to amount and timing, and (4)  net borrowing provided by the Credit Facility. As of September 30, 2017, our cash and cash equivalents were $186.4 million, including investments in money market funds, and we had $110.0 million of borrowings outstanding under our $1.065 billion Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
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
Our accrued performance fees by segment as of September 30, 2017 are set forth below:

	As of September 30, 2017
	Accrued Performance Fees	Eliminations(1)	Consolidated Accrued Performance Fees
Segment	(Dollars in thousands)
Credit Group	$154,439	$(4,003)	$150,436
Private Equity Group	742,011	—	742,011
Real Estate Group	105,131	—	105,131
Total	$1,001,581	$(4,003)	$997,578

(1)	Amounts represent accrued performance fees earned from Consolidated Funds that are eliminated in consolidation.
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

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
Statements of cash flows data
Net cash used in operating activities	$(1,192)	$(260)
Net cash used in investing activities	(28)	(8)
Net cash provided by financing activities	1,052	490
Effect of foreign exchange rate change	12	(7)
Net change in cash and cash equivalents	$(156)	$215
Operating Activities
Net cash used in operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash compensation and unrealized performance fees. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in the operating activities of the Company and our Consolidated Funds.
Our net cash flows used in operating activities were $1.2 billion for the nine months ended September 30, 2017 compared to $259.4 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net purchases of investments were $1.2 billion compared to $495.3 million for the nine months ended September 30, 2016. The change in cash used in operating activities was also driven by fluctuations in our net income.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Purchases of fixed assets were $27.9 million and $8.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in fixed asset purchases largely relates to furniture, fixtures, equipment and leasehold improvements related to a new office location in Los Angeles.
Financing Activities
Net cash flows provided by financing activities were $1.1 billion and $489.7 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, financing activities represented a source of cash primarily from net borrowings on debt facilities of the Company and our Consolidated funds. For the nine months ended September 30, 2016, net cash inflows were primarily due to net proceeds from our preferred stock issuance and net borrowings on debt facilities of the Consolidated funds, which were partially offset by distributions to AOG and common unitholders and by net repayments on the Company's debt facilities. For our Consolidated Funds, net contributions were $96.6 million and $31.9 million for the nine months ended September 30, 2017 and 2016, respectively.
Net borrowings from our debt obligations were $180.0 million for the nine months ended September 30, 2017 compared to net repayments of $110.0 million for the nine months ended September 30, 2016. In the current year period, we had net borrowings under the Credit Facility and the new Term Loans used to support purchases of CLOs that we manage within our risk retention vehicles. Our Consolidated Funds had net borrowings of $971.5 million for nine months ended September 30, 2017 from their debt obligations as compared to $427.1 million for the nine months ended September 30, 2016. The increase in net borrowing activity in 2017 for the Consolidated Funds is related to the launch of new CLOs.

    Distributions to our preferred, AOG and common unitholders were $185.3 million for the nine months ended September 30, 2017 compared to $157.2 million for the nine months ended September 30, 2016. The increase in distributions is consistent with the increase in distributable earnings.
Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

				As of September 30, 2017		December 31, 2016
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$110,000	2.75%	$—	—%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,149	4.21%	244,684	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	$35,205	35,032	2.79%	35,063	2.74%
2016 Term Loan(4)	12/21/2016	1/15/2029	$26,376	25,999	3.02%	26,037	2.66%
2017 Term Loan A(4)	3/22/2017	1/22/2028	$17,600	17,474	2.70%	N/A	N/A
2017 Term Loan B(4)	5/10/2017	10/15/2029	$35,198	35,147	2.63%	N/A	N/A
2017 Term Loan C(4)	6/22/2017	7/30/2029	$17,211	17,206	2.75%	N/A	N/A
Total debt obligations				$486,007		$305,784

(1)
The AOG entities are borrowers under the Credit Facility, which, as amended in February 2017 and increased in September 2017, provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2017, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(4)
The 2016 and 2017 Term Loans ("Term Loans") were entered into by a subsidiary of the Company that acts as a manager to a CLO. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another term loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

As of September 30, 2017, we were in compliance with all covenants under the Credit Facility, Senior Notes and Term Loan obligations.
On February 24, 2017, we amended our Credit Facility to, among other things, increase the size of the Credit Facility from $1.03 billion to $1.04 billion and extend the maturity date from April 2019 to February 2022. Under the terms of the amended Credit Facility, based on our current credit agency ratings, the stated interest rate is LIBOR plus 1.50% with an unused commitment fee of 0.20%.

In September 2017, we increased our Credit Facility to $1.065 billion from $1.04 billion. The $25 million increase resulted from the exercise of the facility’s accordion feature and the addition of a new bank to the facility. No other terms of the revolving credit facility were impacted by the increase.

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

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our subsidiary that operates as a broker-dealer. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2017, we were required to maintain approximately $24.2 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
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
Preferred Equity
As of September 30, 2017 and December 31, 2016, the Company had 12,400,000 units of Series A Preferred Units (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per unit.
Cash distributions to our common unitholders may be impacted by any corporate tax liability owed by Ares Holdings, Inc. (“AHI”), the wholly owned U.S. corporate subsidiary of the Company. In connection with the Preferred Equity issuance, the Ares Operating Group issued mirror preferred units (“GP Mirror Units”), which pay the same 7.00% rate per annum to wholly owned subsidiaries of the Company including AHI. Although income allocated in respect of distributions on the GP Mirror Units made to AHI is subject to tax, cash distributions to our preferred unitholders will not be reduced on account of any income taxes owed by AHI. As a result, the amounts ultimately distributed by us to our common unitholders may be reduced by any corporate taxes imposed on AHI.

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
Fair Value Measurement
The table below summarizes the valuation of investments and other financial instruments included within our AUM, by segment and fair value hierarchy levels, as of September 30, 2017:

	Credit	Private Equity	Real Estate	Total
	(Dollars in millions)
Level I	$622	$2,785	$—	$3,407
Level II	9,640	404	(78)	9,966
Level III	28,116	11,478	5,330	44,924
Total fair value	38,378	14,667	5,252	58,297
Other net asset value and available capital(1)	32,099	9,908	5,341	47,348
Total AUM	$70,477	$24,575	$10,593	$105,645

(1)	Includes fund net non-investment assets, AUM for funds that are not reported at fair value and available capital (uncalled equity capital and undrawn debt).
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
Commitments and Contingencies
Capital Commitments
As of September 30, 2017 and December 31, 2016, we had aggregate unfunded commitments of $316.5 million and $535.3 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $20.0 million and $89.2 million in unfunded commitments to funds not managed by us as of September 30, 2017 and December 31, 2016, respectively.
ARCC Fee Waiver

In conjunction with the ARCC-ACAS Transaction, we agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. If Part I Fees are less than $10 million in any single quarter the shortfall will not carryover to the subsequent quarters.

There are eight remaining quarters as part of the fee waiver agreement with a maximum of $80 million in potential waivers. ARCC Part I Fees are presented herein net of the fee waiver.
Indemnifications
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of September 30, 2017, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
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
The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fees, generally, are subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fees recognized in income to date. Due in part to our investment performance and the fact that our performance fees are generally determined on a liquidation basis, as of September 30, 2017 and December 31, 2016, if the funds were liquidated at their fair values, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2017 and December 31, 2016, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $471.8 million and $418.3 million, respectively, of which approximately $366.6 million and $323.9 million, respectively, would be reimbursable to the Company by certain professionals who are the recipients of such performance fees.
Performance fees are also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples.
Our senior professionals who have received carried interest distributions are responsible for funding their proportionate share of any contingent repayment obligations. However, the governing agreements of certain of our funds provide that if a current or former professional does not fund his or her respective share for such fund, then we may have to fund additional amounts beyond what we received in carried interest, although we will generally retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.
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
There have been no material changes in our market risks for the nine months ended September 30, 2017. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2016, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2017 and December 31, 2016, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:		Ares Management GP LLC, its general partner

Dated: November 6, 2017	By:		/s/ Antony P. Ressler
		Name:	Antony P. Ressler
		Title:	Chairman, Co‑Founder & Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2017	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)