Form 10-Q
period 2018-03-31
ARES MANAGEMENT LP
filed 2018-05-07
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The number of common shares representing limited partner interests outstanding as of April 27, 2018 was 97,522,827.

Forward‑Looking Statements
This report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. The forward‑looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward‑looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual report on Form 10-K for the year ended December 31, 2017, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward‑looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares‑affiliates and affiliated funds and co‑investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance income and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third‑party investors in consolidated entities is presented as net income attributable to redeemable interests and non‑controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations.

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

Glossary
When used in this report, unless the context otherwise requires:

•	“ARCC Part I Fees” refers to a quarterly performance income on the investment income from Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”);

•	“Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities;

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

•
“available capital” is comprised of uncalled committed capital and undrawn amounts under credit facilities and may include AUM that may be canceled or not otherwise available to invest (also referred to as “dry powder”).

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

•
“economic net income” or “ENI”, a non-GAAP measure, is an operating metric used by management to evaluate total operating performance, a decision tool for deployment of resources, and an assessment of the performance of our business segments. ENI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that we believe are not indicative of our total operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to FRE and RI for the current period;

•
“fee paying AUM” or “FPAUM” refers to the AUM on which we directly earn management fees. Fee paying AUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees;

•
“fee related earnings” or “FRE”, a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance income, performance related compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our core operating performance;

•	“Holdco Members” refers to Messrs. Arougheti, Kaplan, Ressler and Rosenthal and Ryan Berry, R. Kipp deVeer and Michael McFerran;

•
“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, performance income. It generally represents the NAV of our funds for which we are entitled to receive performance income, excluding capital committed by us and our professionals (which generally is not subject to performance income). With respect to ARCC, only ARCC Part II Fees can be generated from IGAUM;

•
“Incentive eligible AUM” or “IEAUM” refers to the AUM of our funds that are eligible to produce performance income, regardless of whether or not they are currently generating performance income. It generally represents the NAV plus uncalled equity of our funds for which we are entitled to receive a performance income, excluding capital committed by us and our professionals (which generally is not subject to a performance income);

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

•
“net inflows of capital” refers to net new commitments during the period, including equity and debt commitments and gross inflows into our open-ended managed accounts and sub-advised accounts, as well as equity offerings by our publicly traded vehicles minus redemptions from our open-ended funds, managed accounts and sub-advised accounts;

•
“net performance income” refers to performance income net of performance related compensation, which is the portion of the performance income earned from certain funds that is payable to professionals;

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

•
“performance income” refers to income we earn based on the performance of a fund, which are generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest;

•
“performance related earnings” or “PRE”, a non-GAAP measure, is used to assess our investment performance net of performance related compensation. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance income, performance related compensation and total investment and other income that we earn from our Consolidated Funds and non-consolidated funds;

•
“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (e) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to FRE and RI for the current period. Prior to the introduction of RI, management used distributable earnings for this evaluation. Management believes RI is a more appropriate metric to evaluate the Company's current business operations;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Senior Notes” or the "AFC Notes" refers to senior notes of a wholly owned subsidiary of Ares Holdings; and

•	“Term Loans” refers to term loans of a wholly owned subsidiary of AM LLC.

References in this Quarterly Report on Form 10-Q to (1) “common units” or “common shares” and “preferred units” or “preferred shares” outstanding prior to March 1, 2018 refer to our common units and preferred units, respectively, previously outstanding prior to March 1, 2018 and (2) “common unitholders” or “common shareholders” and “preferred unitholders” or “preferred shareholders” prior to March 1, 2018 refer to our common unitholders and preferred unitholders, respectively, prior to March 1, 2018. Note that the terms of our common shares and preferred shares, and the associated rights, remain unchanged.

Many of the terms used in this report, including AUM, FPAUM, ENI, FRE, PRE and RI, may not be comparable to similarly titled measures used by other companies. In addition, our definitions of AUM and FPAUM are not based on any definition of AUM or FPAUM that is set forth in the agreements governing the investment funds that we manage and may differ from definitions of AUM or FPAUM set forth in other agreements to which we are a party. Further, ENI, FRE, PRE and RI are not measures of performance calculated in accordance with GAAP. We use ENI, FRE, PRE and RI as measures of operating performance, not as measures of liquidity. ENI, FRE, PRE and RI should not be considered in isolation or as substitutes for operating income, net income, operating cash flows, or other income or cash flow statement data prepared in accordance with GAAP. The use of ENI, FRE, PRE and RI without consideration of related GAAP measures is not adequate due to the adjustments described above. Our management compensates for these limitations by using ENI, FRE, PRE and RI as supplemental measures to our GAAP results. We present these measures to provide a more complete understanding of our performance as our management measures it. Amounts and percentages throughout this report may reflect rounding adjustments and consequently totals may not appear to sum.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

Ares Management, L.P.
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of March 31,	As of December 31,
	2018	2017
	(unaudited)	As adjusted
Assets
Cash and cash equivalents	$115,540	$118,929
Investments (includes accrued carried interest of $1,113,435 and $1,077,236 and pledged collateral of $17,575 and $0, at March 31, 2018 and December 31, 2017, respectively)	1,811,829	1,724,571
Due from affiliates	168,810	165,750
Deferred tax asset, net	50,986	8,326
Other assets	105,187	130,341
Intangible assets, net	37,178	40,465
Goodwill	143,968	143,895
Assets of Consolidated Funds:
Cash and cash equivalents	532,470	556,500
Investments, at fair value	5,479,136	5,582,842
Due from affiliates	17,782	15,884
Dividends and interest receivable	12,096	12,568
Receivable for securities sold	83,718	61,462
Other assets	1,382	1,989
Total assets	$8,560,082	$8,563,522
Liabilities
Accounts payable, accrued expenses and other liabilities	$78,771	$81,955
Accrued compensation	49,944	27,978
Due to affiliates	21,018	14,642
Performance related compensation payable	856,421	846,626
Debt obligations	590,169	616,176
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	81,508	64,316
Payable for securities purchased	239,139	350,145
CLO loan obligations, at fair value	4,937,264	4,963,194
Fund borrowings	140,653	138,198
Total liabilities	6,994,887	7,103,230
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding at March 31, 2018 and December 31, 2017)	298,761	298,761
Non-controlling interest in Consolidated Funds	544,380	528,488
Non-controlling interest in Ares Operating Group entities	348,820	358,186
Controlling interest in Ares Management, L.P.:
Shareholders' equity (97,514,500 shares and 82,280,033 shares issued and outstanding at March 31, 2018 and at December 31, 2017, respectively)	377,235	279,065
Accumulated other comprehensive loss, net of tax	(4,001)	(4,208)
Total controlling interest in Ares Management, L.P.	373,234	274,857
Total equity	1,565,195	1,460,292
Total liabilities and equity	$8,560,082	$8,563,522

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		As adjusted
Revenues
Management fees (includes ARCC Part I Fees of $28,417 and $33,257 for the three months ended March 31, 2018 and 2017, respectively)	$189,515	$172,045
Carried interest allocation	54,129	52,007
Incentive fees	5,071	3,165
Principal investment income	4,909	2,587
Administrative, transaction and other fees	12,465	14,440
Total revenues	266,089	244,244
Expenses
Compensation and benefits	134,639	124,339
Performance related compensation	25,878	40,702
General, administrative and other expenses	44,450	47,338
Transaction support expense	—	275,177
Expenses of Consolidated Funds	1,316	3,911
Total expenses	206,283	491,467
Other income (expense)
Net realized and unrealized gain (loss) on investments	(839)	888
Interest and dividend income	3,347	1,924
Interest expense	(6,869)	(4,879)
Other income (expense), net	(311)	16,496
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	(13,085)	32,036
Interest and other income of Consolidated Funds	64,422	41,492
Interest expense of Consolidated Funds	(44,425)	(31,322)
Total other income	2,240	56,635
Income (loss) before taxes	62,046	(190,588)
Income tax benefit	(12,375)	(34,264)
Net income (loss)	74,421	(156,324)
Less: Net income attributable to non-controlling interests in Consolidated Funds	367	15,855
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	33,106	(131,045)
Net income (loss) attributable to Ares Management, L.P.	40,948	(41,134)
Less: Preferred equity dividend paid	5,425	5,425
Net income (loss) attributable to Ares Management, L.P. common shareholders	$35,523	$(46,559)
Net income (loss) attributable to Ares Management, L.P. per common share:
Basic	$0.39	$(0.58)
Diluted	$0.28	$(0.58)
Weighted-average common shares:
Basic	85,617,932	81,106,734
Diluted	213,852,928	81,106,734
Dividend declared and paid per common share	$0.40	$0.28
Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		As adjusted
Net income (loss)	$74,421	$(156,324)
Other comprehensive income:
Foreign currency translation adjustments	5,485	3,442
Total comprehensive income (loss)	79,906	(152,882)
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	3,542	15,856
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	35,209	(128,805)
Comprehensive income (loss) attributable to Ares Management, L.P.	$41,155	$(39,933)

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Preferred Equity	Shareholders' Equity	Accumulated Other Comprehensive Loss	Non-controlling Interest in Ares Operating Group Entities	Non-controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2017	$298,761	$279,065	$(4,208)	$358,186	$528,488	$1,460,292
Cumulative effect of the adoption of ASC 606	—	(10,827)	—	(17,117)	5,333	(22,611)
As adjusted balance at January 1, 2018	298,761	268,238	(4,208)	341,069	533,821	1,437,681
Adoption of ASU 2018-02	—	1,202	(1,202)	—	—	—
Changes in ownership interests	—	(26,120)	—	18,809	—	(7,311)
Effects arising from allocation of shareholders' equity on deferred tax assets	—	17,769	—	1	—	17,770
Contributions	—	105,441	—	—	8,000	113,441
Distributions	(5,425)	(33,103)	—	(58,677)	(983)	(98,188)
Net income	5,425	35,523	—	33,106	367	74,421
Currency translation adjustment	—	—	1,409	2,103	3,175	6,687
Equity compensation	—	8,285	—	12,409	—	20,694
Balance at March 31, 2018	$298,761	$377,235	$(4,001)	$348,820	$544,380	$1,565,195
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
		As adjusted
Cash flows from operating activities:
Net income (loss)	$74,421	$(156,324)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(19,979)	(18,522)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities allocable to non-controlling interests in Consolidated Funds	152,375	(81,753)
Cash flows due to changes in operating assets and liabilities	(37,718)	(135,303)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(88,592)	100,086
Net cash provided by (used in) operating activities	80,507	(291,816)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(2,857)	(10,252)
Net cash used in investing activities	(2,857)	(10,252)
Cash flows from financing activities:
Proceeds from issuance of common shares	105,441	—
Proceeds from credit facility	240,000	165,000
Proceeds from term notes	44,050	17,600
Repayments of credit facility	(310,000)	—
Repayments of term notes	(56)	—
Distributions	(91,780)	(68,595)
Preferred equity distributions	(5,425)	(5,425)
Taxes paid in net settlement of vested common shares	(7,311)	(3,913)
Stock option exercise	—	1,036
Tax from share-based payment	—	81
Other financing activities	—	646
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	8,000	23,378
Distributions to non-controlling interests in Consolidated Funds	(983)	(7,822)
Borrowings under loan obligations by Consolidated Funds	1,303	505,714
Repayments under loan obligations by Consolidated Funds	(68,891)	(566,919)
Net cash provided by (used in) financing activities	(85,652)	60,781
Effect of exchange rate changes	4,613	2,415
Net change in cash and cash equivalents	(3,389)	(238,872)
Cash and cash equivalents, beginning of period	118,929	342,861
Cash and cash equivalents, end of period	$115,540	$103,989

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management, L.P. ("the Company"), a Delaware limited partnership treated as a corporation for U.S. federal income tax purposes, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: the Credit Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.
The Company is a holding company, and its sole assets are equity interests in Ares Holdings Inc. (“AHI”), Ares Offshore Holdings, Ltd., and Ares AI Holdings L.P., each of which is directly or indirectly wholly owned by the Company. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group”: Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P. (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.
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
Change in Company Tax Status Election
Effective March 1, 2018, the Company elected to be treated as a corporation for U.S. federal income tax purposes. The Company’s legal structure remains a Delaware limited partnership. In connection with the tax election, the Company amended and restated its partnership agreement to, among other things, reflect the new tax classification and change the name of its common units and preferred units to common shares and preferred shares, respectively. The terms of such common shares and preferred shares, and the associated rights, otherwise remain unchanged. Further, other terminology has been modified to be consistent with a corporation's results. For example, distributions are now referred to as dividends, and earnings per common unit are now referred to as earnings per common share. Comparative periods conform with the current period's presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
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

Adoption of ASC 606

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers. The Company adopted ASC 606 to all applicable contracts under the modified retrospective approach using the practical expedient provided for within paragraph 606-10-65-1(f)(3); therefore, the presentation of prior year periods has not been adjusted. The Company recognized the cumulative effect of initially adopting ASC 606 as an adjustment to the opening balance of components of equity as of January 1, 2018.
Pursuant to ASC 606, the Company recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Under this standard, revenue is based on a contract with a determinable transaction price and distinct performance obligations with probable collectability. Revenues cannot be recognized until the performance obligation(s) are satisfied and control is transferred to the customer. The Company's adoption of ASC 606 impacted the timing and recognition of incentive fees in the Company’s consolidated statements of operations. The adoption of ASC 606 did not have an impact on the Company’s management fees, administrative fees, transaction fees or other fees. The details of the significant changes and quantitative impact of the adoption of ASC 606 are further discussed below.
The adoption of ASC 606 had the following impact on the Company’s revenue streams:

Revenues of the Company	Impact of ASC 606
Management fees	No Impact - Management fees are recognized as revenue in the period advisory services are rendered.
Performance income - Carried interest allocation	No impact. See discussion below for change in accounting policy.
Performance income - Incentive fees	See discussion below for impact.
Administrative, transaction and other fees	No Impact - Administrative, transaction and other fees are recognized as revenue in the period in which the related services are rendered.

Performance Income
Performance income consists of carried interest and incentive fees.

Carried Interest

In certain fund structures, typically in private equity and real estate equity funds, carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund's net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated, and may be subject to reversal to the extent that the amount allocated ultimately exceeds the amount due to the Company based on a fund’s cumulative investment returns.

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

do not become realized until the end of a fund’s life. As of March 31, 2018 and December 31, 2017, the Company had no accrued contingent repayment obligations that would need to be paid if the funds were liquidated at fair value at the reporting dates.

Prior to January 1, 2018, the Company accounted for carried interest under Method 2 described in ASC 605-20-S99-1, which provides guidance on accounting for incentive-based performance income, including carried interest. Since Method 2 is no longer available following the adoption of ASC 606, the Company has reassessed its accounting policy for carried interest, and has determined that carried interest is within scope of ASC 323, Investments-Equity Method and Joint Ventures, and out of scope under the scoping provision of ASC 606. Therefore, following the election of ASC 323, the Company accounted for carried interest, which represents a performance-based capital allocation from an investment fund to the Company, as earnings from financial assets within the scope of ASC 323. Accordingly, the Company recognizes carried interest allocation as a separate revenue line item in the Condensed Consolidated Statements of Operations. Uncollected carried interest as of the reporting date is recorded within investments in the Condensed Consolidated Statements of Financial Condition.

The Company has applied the change in accounting principle on a full retrospective basis, and prior periods presented have been recast to conform with the current period's presentation. The change in accounting principle did not change the timing or the amount of carried interest recognized. Instead, the change in accounting principle resulted in reclassification from performance income to carried interest allocation, and therefore did not have any impact on net income. See the tables below for the impact of the change in accounting principle of carried interest under ASC 323.

Incentive Fees

Incentive fees earned on the performance of certain fund structures, typically in credit funds, are recognized based on the fund’s performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are no longer subject to reversal.

Prior to January 1, 2018, the Company accounted for incentive fees under Method 2 as described above. However, the accounting for incentive fees is separate and distinct from the accounting for carried interest because the incentive fees are contractual fee arrangements and do not represent allocations of returns from partners' capital accounts. Upon the adoption of ASC 606, the Company accounts for incentive fees in accordance with ASC 606. Accordingly, the Company will recognize incentive fee revenue only when the amount is realized and no longer subject to reversal. Therefore, the Company will no longer recognize unrealized incentive fees in revenues in the condensed consolidated financial statements. The adoption of ASC 606 results in the delayed recognition of unrealized incentive fees in the condensed consolidated financial statements until they become realized at the end of the measurement period, which is typically annually.

The Company adopted ASC 606 for incentive fees using the modified retrospective approach with effective date of January 1, 2018. The cumulative effect of the adoption resulted in the reversal of $22.6 million of unrealized incentive fees and is presented as a reduction to the opening balances of components of equity as of January 1, 2018.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the adjustments made in connection with the Company's change in accounting principle related to carried interest under ASC 323, Investments-Equity Method and Joint Ventures on the financial statement line items for the periods presented in the condensed consolidated financial statements:

Condensed Consolidated Statement of Financial Condition

	As of December 31, 2017
	As Previously Reported	Adjustments		As Adjusted
	(audited)
Assets
Investments ($1,077,236 of accrued carried interest, and $0 of pledged collateral)	$647,335	$1,077,236		$1,724,571
Performance income receivable	1,099,847	(1,099,847)		—
Other assets	107,730	22,611	(1)	130,341

(1)	Unrealized incentive fees receivable balance as of December 31, 2017.

Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted

Revenues
Performance fees	$55,172	$(55,172)	$—
Carried interest allocation	—	52,007	52,007
Incentive fees	—	3,165	3,165
Principal investment income	—	2,587	2,587
Total revenues	241,657	2,587	244,244
Other income (expense)
Net realized and unrealized gain on investments	2,655	(1,767)	888
Interest and dividend income	2,744	(820)	1,924

The Company's change in accounting policy related to carried interest under ASC 323 did not impact the Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Changes in Equity or Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2017.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the impact of incentive fees on the condensed consolidated financial statements upon the adoption of ASC 606 effective January 1, 2018:

	As of January 1, 2018
	As adjusted December 31, 2017	Adjustments		As Adjusted for ASC 606 adoption
Investments	$1,724,571	$—		$1,724,571
Other assets	130,341	(22,611)	(1)	107,730
Total assets	8,563,522	(22,611)		8,540,911
Total liabilities	7,103,230	—		7,103,230
Cumulative effect adjustment to equity(2)	—	(22,611)		(22,611)
Total equity	1,460,292	(22,611)		1,437,681
Total liabilities, non-controlling interests and equity	8,563,522	(22,611)		8,540,911

(1)	Unrealized incentive fees receivable balance as of December 31, 2017.

(2)	See detail below.

Condensed Consolidated Statement of Changes in Equity

	Preferred Equity	Shareholders' Capital	Accumulated Other Comprehensive Loss	Non-controlling interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2017	$298,761	$279,065	$(4,208)	$358,186	$528,488	$1,460,292
Cumulative effect of the adoption of ASC 606	—	(10,827)	—	(17,117)	5,333	(22,611)
As adjusted balance at January 1, 2018	$298,761	$268,238	$(4,208)	$341,069	$533,821	$1,437,681

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In accordance with the ASC 606 disclosure requirements, the following tables present the adjustments made by the Company to remove the effects of adopting ASC 606 on the condensed consolidated financial statements as of and for the three months ended March 31, 2018:

Condensed Consolidated Statement of Financial Condition

	As of March 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Deferred tax asset, net	$50,986	$(250)	$50,736
Other assets	105,187	23,704	128,891
Total assets	8,560,082	23,454	8,583,536
Commitments and contingencies
Non-controlling interest in Consolidated Funds	544,380	(7,052)	537,328
Non-controlling interest in Ares Operating Group entities	348,820	18,803	367,623
Controlling interest in Ares Management, L.P.:
Shareholders' equity (97,514,500 shares issued and outstanding)	377,235	11,603	388,838
Accumulated other comprehensive loss, net of tax	(4,001)	100	(3,901)
Total controlling interest in Ares Management, L.P	373,234	11,703	384,937
Total equity	1,565,195	23,454	1,588,649
Total liabilities and equity	8,560,082	23,454	8,583,536

Condensed Consolidated Statement of Operations

	For the Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues
Incentive fees	$5,071	$856	$5,927
Total revenues	266,089	856	266,945
Other income (expense)
Other income (expense), net	(311)	(12)	(323)
Total other income	2,240	(12)	2,228
Income before taxes	62,046	844	62,890
Income tax benefit	(12,375)	250	(12,125)
Net income	74,421	594	75,015
Net income attributable to Ares Management, L.P.	40,948	594	41,542
Net income attributable to Ares Management, L.P. common shareholders	35,523	594	36,117

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Net income	$74,421	$594	$75,015
Other comprehensive income:
Foreign currency translation adjustments	5,485	249	5,734
Total comprehensive income	79,906	843	80,749
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	3,542	(1,719)	1,823
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	35,209	1,686	36,895
Comprehensive income attributable to Ares Management, L.P.	$41,155	$876	$42,031

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Cash flows from operating activities:
Net income	$74,421	$594	$75,015
Cash flows due to changes in operating assets and liabilities	(37,718)	(2,313)	(40,031)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(88,592)	1,719	(86,873)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all FASB ASUs issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company's condensed consolidated financial statements.
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
In January 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Public Law No. 115-97 (the “Tax Cuts and Jobs Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This ASU also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted ASU 2018-02 in the the three months ended March 31, 2018. As a result of the adoption of ASU 2018-02, $1.2 million of stranded tax effects resulting from the Tax Cuts and Jobs Act were reclassified from accumulated other comprehensive income to shareholders' equity during the three months ended March 31, 2018.

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
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	Weighted Average Amortization Period as of March 31, 2018	As of March 31,	As of December 31,
		2018	2017
Management contracts	2.2 years	$42,335	$67,306
Client relationships	10.3 years	38,600	38,600
Trade name	4.3 years	3,200	3,200
Total intangible assets		84,135	109,106
Less: accumulated amortization		(46,957)	(68,641)
Intangible assets, net		$37,178	$40,465
Amortization expense associated with intangible assets was $3.3 million and $5.3 million for the three months ended March 31, 2018 and 2017, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2018, the Company removed $25.0 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2017	$32,196	$58,600	$53,099	$143,895
Foreign currency translation	—	—	73	73
Balance as of March 31, 2018	$32,196	$58,600	$53,172	$143,968
There was no impairment of goodwill recorded during the three months ended March 31, 2018 and 2017. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS
The Company’s investments are comprised of:

			Percentage of total investments
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
		As adjusted		As adjusted
Private Investment Partnership Interests:
Equity method private investment partnership interests - principal (1)	$347,406	$340,354	19.2%	19.7%
Equity method - carried interest (1)	1,113,435	1,077,236	61.4%	62.5%
Equity method private investment partnership interests - other	69,342	74,439	3.8%	4.3%
Other private investment partnership interests	37,266	35,748	2.1%	2.1%
Total private investment partnership interests	1,567,449	1,527,777	86.5%	88.6%
Collateralized loan obligations	242,984	195,158	13.4%	11.3%
Common stock	1,396	1,636	0.1%	0.1%
Total investments	$1,811,829	$1,724,571

(1)	Interest or portion of the interest is denominated in foreign currency and is translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant under SEC guidance. For the three months ended March 31, 2018 and 2017, no individual equity method investment held by the Company met the significance criteria.

The Company recognized net gains of $3.5 million and $5.8 million related to its equity method investments for the three months ended March 31, 2018 and 2017, respectively, that are included within both principal investment income and within net realized and unrealized gain on investments within the Consolidated Statements of Operations.

The material assets of the Company's equity method investments are expected to generate long-term capital appreciation and/or interest income; the material liabilities are debt instruments collateralized by, or related to, the financing of the assets; and net income is materially comprised of the changes in fair value of these net assets.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
United States:
Fixed income securities:
Consumer discretionary	$1,303,537	$1,295,732	24.1%	23.2%
Consumer staples	56,917	55,073	1.0%	1.0%
Energy	173,698	176,836	3.2%	3.2%
Financials	270,317	270,520	4.9%	4.8%
Healthcare, education and childcare	453,622	449,888	8.3%	8.1%
Industrials	364,479	370,926	6.7%	6.6%
Information technology	146,733	167,089	2.7%	3.0%
Materials	170,309	185,170	3.1%	3.3%
Telecommunication services	385,829	399,617	7.0%	7.2%
Utilities	62,667	77,102	1.1%	1.4%
Total fixed income securities (cost: $3,393,506 and $3,459,318 at March 31, 2018 and December 31, 2017, respectively)	3,388,108	3,447,953	62.1%	61.8%
Equity securities:
Energy	60	126	0.0%	0.0%
Total equity securities (cost: $2,265 and $2,265 at March 31, 2018 and December 31, 2017, respectively)	60	126	0.0%	0.0%
Partnership and interests
Partnership and interests	252,700	232,332	4.6%	4.2%
Total partnership and LLC interests (cost: $200,000 and $190,000 at March 31, 2018 and December 31, 2017, respectively)	252,700	232,332	4.6%	4.2%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Europe:
Fixed income securities:
Consumer discretionary	$603,516	$604,608	11.0%	10.8%
Energy	2,461	2,413	0.0%	0.0%
Consumer staples	72,317	76,361	1.3%	1.4%
Financials	116,836	81,987	2.1%	1.5%
Healthcare, education and childcare	187,032	209,569	3.4%	3.8%
Industrials	128,345	145,706	2.3%	2.6%
Information technology	20,603	21,307	0.4%	0.4%
Materials	184,625	213,395	3.4%	3.8%
Telecommunication services	181,917	182,543	3.3%	3.3%
Total fixed income securities (cost: $1,507,741 and $1,545,297 at March 31, 2018 and December 31, 2017, respectively)	1,497,652	1,537,889	27.2%	27.6%
Equity securities:
Healthcare, education and childcare	61,065	63,155	1.1%	1.1%
Total equity securities (cost: $67,198 and $67,198 at March 31, 2018 and December 31, 2017, respectively)	61,065	63,155	1.1%	1.1%
Asia and other:
Fixed income securities:
Consumer discretionary	2,019	2,008	0.0%	0.0%
Financials	22,476	12,453	0.4%	0.2%
Telecommunication services	21,679	21,848	0.4%	0.4%
Total fixed income securities (cost: $46,287 and $36,180 at March 31, 2018 and December 31, 2017, respectively)	46,174	36,309	0.8%	0.6%
Equity securities:
Consumer discretionary	50,071	59,630	0.9%	1.1%
Consumer staples	46,232	45,098	0.8%	0.8%
Healthcare, education and childcare	44,637	44,637	0.8%	0.8%
Industrials	16,578	16,578	0.3%	0.3%
Total equity securities (cost: $122,418 and $122,418 at March 31, 2018 and December 31, 2017, respectively)	157,518	165,943	2.8%	3.0%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Canada:
Fixed income securities:
Consumer discretionary	$7,474	$6,757	0.1%	0.1%
Consumer staples	19,364	15,351	0.4%	0.3%
Energy	14,103	33,715	0.3%	0.6%
Industrials	18,667	18,785	0.3%	0.3%
Telecommunication services	6,045	6,189	0.1%	0.1%
Total fixed income securities (cost: $65,501 and $80,201 at March 31, 2018 and December 31, 2017, respectively)	65,653	80,797	1.2%	1.4%
Equity securities:
Consumer discretionary	—	5,912	—%	0.1%
Total equity securities (cost: $0 and $17,202 at March 31, 2018 and December 31, 2017, respectively)	—	5,912	—%	0.1%
Australia:
Fixed income securities:
Consumer discretionary	8,587	10,863	0.2%	0.2%
Energy	1,619	1,563	0.0%	0.0%
Total fixed income securities (cost: $10,446 and $12,714 at March 31, 2018 and December 31, 2017, respectively)	10,206	12,426	0.2%	0.2%
Total fixed income securities	5,007,793	5,115,374	91.5%	91.6%
Total equity securities	218,643	235,136	3.9%	4.2%
Total partnership interests	252,700	232,332	4.6%	4.2%
Total investments, at fair value	$5,479,136	$5,582,842
At March 31, 2018 and December 31, 2017, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of March 31, 2018:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$242,984	$—	$242,984
Equity securities	377	1,019	—	—	1,396
Partnership interests	—	—	44,769	37,266	82,035
Total investments, at fair value	377	1,019	287,753	37,266	326,415
Derivatives—foreign exchange contracts	—	230	—	—	230
Total assets, at fair value	$377	$1,249	$287,753	$37,266	$326,645
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(4,229)	$—	$—	$(4,229)
Total liabilities, at fair value	$—	$(4,229)	$—	$—	$(4,229)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$67,741	$6,570	$74,311
Loans	—	4,648,235	234,193	4,882,428
Collateralized loan obligations	—	51,054	—	51,054
Total fixed income investments	—	4,767,030	240,763	5,007,793
Equity securities	58,221	—	160,422	218,643
Partnership interests	—	—	252,700	252,700
Total investments, at fair value	58,221	4,767,030	653,885	5,479,136
Derivatives:
Asset swaps - other	—	—	834	834
Total assets, at fair value	$58,221	$4,767,030	$654,719	$5,479,970
Liabilities, at fair value
Asset swaps - other	$—	$—	$(748)	$(748)
Loan obligations of CLOs	—	(4,937,264)	—	(4,937,264)
Total liabilities, at fair value	$—	$(4,937,264)	$(748)	$(4,938,012)
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2017:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$195,158	$—	$195,158
Equity securities	520	1,116	—	—	1,636
Partnership interests	—	—	44,769	35,998	80,767
Total investments, at fair value	520	1,116	239,927	35,998	277,561
Derivatives—foreign exchange contracts	—	498	—	—	498
Total assets, at fair value	$520	$1,614	$239,927	$35,998	$278,059
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(2,639)	$—	$—	$(2,639)
Total liabilities, at fair value	$—	$(2,639)	$—	$—	$(2,639)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$82,151	$7,041	$89,192
Loans	—	4,755,335	260,848	5,016,183
Collateralized loan obligations	—	10,000	—	10,000
Total fixed income investments	—	4,847,486	267,889	5,115,375
Equity securities	72,558	—	162,577	235,135
Partnership interests	—	—	232,332	232,332
Other	—	—	—	—
Total investments, at fair value	72,558	4,847,486	662,798	5,582,842
Derivatives:
Foreign exchange contracts	—	—	—	—
Asset swaps - other	—	—	1,366	1,366
Total derivative assets, at fair value	—	—	1,366	1,366
Total assets, at fair value	$72,558	$4,847,486	$664,164	$5,584,208
Liabilities, at fair value
Asset swaps - other	$—	$—	$(462)	$(462)
Loan obligations of CLOs	—	(4,963,194)	—	(4,963,194)
Total liabilities, at fair value	$—	$(4,963,194)	$(462)	$(4,963,656)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2018:

	Level III Assets
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$195,158	$44,769	$239,927
Deconsolidation of fund	78	—	78
Purchases(1)	48,731	—	48,731
Sales/settlements(2)	(827)	—	(827)
Realized and unrealized depreciation, net	(156)	—	(156)
Balance, end of period	$242,984	$44,769	$287,753
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(610)	$—	$(610)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$162,577	$267,889	$232,332	$904	$663,702
Deconsolidation of fund	—	(233)	—	—	(233)
Transfer in	—	73,814	—	—	73,814
Transfer out	—	(102,045)	—	—	(102,045)
Purchases(1)	—	52,984	10,000	—	62,984
Sales(2)	—	(50,935)	—	—	(50,935)
Settlements, net	—	—	—	(177)	(177)
Amortized discounts/premiums	—	96	—	7	103
Realized and unrealized appreciation (depreciation), net	(2,155)	(807)	10,368	(648)	6,758
Balance, end of period	$160,422	$240,763	$252,700	$86	$653,971
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(2,156)	$(1,831)	$10,368	$(749)	$5,632

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$89,111	$33,410	$122,521	$22,156
Purchases(1)	20,442	169	20,611	—
Sales/settlements(2)	(1,917)	—	(1,917)	—
Realized and unrealized appreciation (depreciation), net	617	(169)	448	(20,247)
Balance, end of period	$108,253	$33,410	$141,663	$1,909
Increase in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$470	$—	$470	$30

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$130,690	$242,253	$171,696	$(2,708)	$541,931
Transfer in	—	86,197	—	—	86,197
Transfer out	(6,581)	(66,805)	—	—	(73,386)
Purchases(1)	6,692	50,069	23,000	1,690	81,451
Sales(2)	—	(33,297)	—	1,104	(32,193)
Amortized discounts/premiums	—	118	—	310	428
Realized and unrealized appreciation, net	11,557	294	1,994	449	14,294
Balance, end of period	$142,358	$278,829	$196,690	$845	$618,722
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,488)	$(42)	$1,994	$(125)	$(1,661)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the three months ended March 31, 2018, there were no transfers between Level I and Level II fair value measurements.
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$44,769	Other	N/A	N/A
Collateralized loan obligations	242,984	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$287,753

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$44,769	Other	N/A	N/A
Collateralized loan obligations	195,158	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$239,927

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of March 31, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$61,065	Enterprise value market multiple analysis	EBITDA multiple(2)	3.0x	3.0
	61,216	Market approach (comparable companies)	Net income multiple	24.2x - 35.8x	32.7
			Illiquidity discount	25.0%	25.0%
	60	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	38,081	Recent transaction price(1)	N/A	N/A	N/A
Partnership interest	252,700	Discounted cash flow	Discount rate	17.0%	17.0%
Fixed income securities
	192,660	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	48,103	Income approach	Yield	7.6% - 14.9%	11.1%
Derivative instruments	834	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$654,719
Liabilities
Derivatives instruments	$(748)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(748)

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
The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$63,155	Enterprise value market multiple analysis	EBITDA multiple(2)	2.7x	2.7x
	61,215	Market approach (comparable companies)	Net income multiple Illiquidity discount	27.0x - 36.2x 25.0%	33.7x 25.0%
	126	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	38,081	Recent Transaction price(1)	N/A	N/A	N/A
Partnership interest	232,332	Discounted cash flow	Discount rate	19.0%	19.0%
Fixed income securities
	222,413	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	45,243	Income approach	Yield	10.8% - 22.5%	12.1%
	233	Market approach (comparable companies)	EBITDA multiple(2)	6.5x	6.5x
Derivative instruments	1,366	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$664,164
Liabilities
Derivatives instruments	$(462)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(462)

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company's investments valued using net asset value (“NAV”) per share have terms and conditions that do not allow for redemption without certain events or approvals that are outside the Company's control. A summary of fair value by segment and the remaining unfunded commitments are presented below:

	As of March 31, 2018		As of December 31, 2017
Segment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Non-core investments(1)	$37,266	$16,317	$35,998	$16,492
Total	$37,266	$16,317	$35,998	$16,492

(1) Non-core investments are reported within the Company's Operations Management Group (“OMG”).

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018				As of December 31, 2017
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$4,724	$230	$49,668	$4,229	$13,724	$498	$51,026	$2,639
Total derivatives, at fair value(2)	$4,724	$230	$49,668	$4,229	$13,724	$498	$51,026	$2,639

	As of March 31, 2018				As of December 31, 2017
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Asset swap - other	4,843	834	1,750	748	5,363	1,366	1,840	462
Total derivatives, at fair value(3)	4,843	834	1,750	748	5,363	1,366	1,840	462

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	As of March 31, 2018 and December 31, 2017, the Company had the right to, but elected not to, offset $0.2 million and $0.5 million of its derivative assets and liabilities, respectively.

(3)	As of March 31, 2018 and December 31, 2017, the Consolidated Funds offset $0.4 million and $0.4 million of their derivative assets and liabilities, respectively.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2018		As of December 31, 2017
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$140,000	3.38%	$210,000	3.09%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,469	4.21%	245,308	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	35,205	35,042	3.24%	35,037	2.86%
2016 Term Loan(4)	12/21/2016	1/15/2029	26,376	25,959	3.44%	25,948	3.08%
2017 Term Loan A(4)	3/22/2017	1/22/2028	17,600	17,413	3.26%	17,407	2.90%
2017 Term Loan B(4)	5/10/2017	10/15/2029	35,198	35,066	3.26%	35,062	2.90%
2017 Term Loan C(4)	6/22/2017	7/30/2029	17,155	17,025	3.26%	17,078	2.88%
2017 Term Loan D(4)	11/16/2017	10/15/2030	30,450	30,339	3.07%	30,336	2.77%
2018 Term Loan A(4)	1/12/2018	1/15/2030	26,475	26,456	2.97%	—	N/A
Repurchase Agreement Loan(5)	3/13/2018	4/20/2030	17,575	17,400	1.68%	—	N/A
Total debt obligations				$590,169		$616,176

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2018, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(4)
The 2016, 2017 and 2018 Term Loans (“Term Loans”) were entered into by a subsidiary of the Company that acts as a manager to a CLO. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another Term Loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient to cover the Term Loans, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee ranging from 0.03% to 0.04% of a maximum investment amount.

(5)	See Repurchase Agreement below for details

As of March 31, 2018, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Term Loans	Repurchase Agreement Loan
Unamortized debt issuance costs as of December 31, 2017	$6,543	$1,571	$1,171	$—
Debt issuance costs incurred	—	—	19	176
Amortization of debt issuance costs	(393)	(63)	(32)	(1)
Unamortized debt issuance costs as of March 31, 2018	$6,150	$1,508	$1,158	$175

Repurchase Agreement

In the three months ended March 31, 2018, the Company entered into a repurchase agreement with a third party. Under the terms of the agreement, the Company transferred certain fixed maturity securities to the third party and received cash as collateral in an amount equal to the estimated fair value of the securities at the inception of the transaction. The transfer did not meet the criteria for sale treatment as the Company did not relinquish control over the transferred assets. Therefore, the transferred assets remained in the Company's Condensed Consolidated Statements of Financial Condition. The associated liability is recorded at the amount of cash received. The Company monitors the estimated fair value of the collateral and the securities throughout the duration of the transaction and additional collateral will be obtained if necessary. The repurchase agreement does not provide restrictions on the sale or re-pledge of the securities by the third party. At the termination of the repurchase agreement, the third party is required to return the securities to the Company, and the Company is required to return the cash received as collateral plus the applicable interest.
The followings are elements of the repurchase agreement as of March 31, 2018:

Amounts
Securities transferred at carrying value	$17,575
Estimated fair value of securities transferred(1)	$17,575
Cash collateral received from counterparty(2)	$17,575

(1)	Included within the Company's investments.

(2)	Included within the Company's debt obligations.

The following table shows cash collateral liability by security type:

	Remaining Contractual Maturity of the Agreement as of March 31, 2018
	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
Collateralized loan obligations	$—	$—	$—	$17,575	$17,575

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs ("Consolidated CLOs") represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs. Several of the Consolidated CLOs issued preferred shares representing the subordinated interests that are mandatorily redeemable upon the maturity dates of the senior secured loan obligations. As a result, these shares have been classified as liabilities and are included in CLO loan obligations in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2018 and December 31, 2017 the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of March 31, 2018			As of December 31, 2017
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$4,765,180	$4,758,121	10.39	$4,801,582	$4,776,883	10.57
Subordinated notes(2)	278,116	179,143	11.04	276,169	186,311	11.25
Total loan obligations of Consolidated CLOs	$5,043,296	$4,937,264		$5,077,751	$4,963,194

(1)
Original borrowings under the senior secured notes totaled $4.8 billion, with various maturity dates ranging from October 2024 to October 2030. The weighted average interest rate as of March 31, 2018 was 5.02%.

(2)
Original borrowings under the subordinated notes totaled $278.1 million, with various maturity dates ranging from October 2024 to October 2030. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company except to the extent the debt is guaranteed by a subsidiary or if a general partner is liable for the Consolidated Fund’s liabilities under applicable law. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2018 and December 31, 2017, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of March 31, 2018 and December 31, 2017:

			As of March 31, 2018			As of December 31, 2017
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$12,942	3.56%		$12,942	2.88%
	6/30/2018	49,194	49,194	1.55%	(2)	48,042	1.55%	(2)
	3/7/2019	71,500	71,500	3.10%		71,500	2.88%
Revolving Term Loan	1/31/2022	1,900	1,303	7.89%		—	—%
	8/19/2019	11,429	5,714	8.91%		5,714	5.86%
Total borrowings			$140,653			$138,198

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus an applicable margin.
8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2018, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of March 31, 2018 and December 31, 2017, the Company had aggregate unfunded commitments of $291.3 million and $285.7 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $16.3 million and $16.5 million in commitments to funds not managed by the Company as of March 31, 2018 and December 31, 2017, respectively.
ARCC Fee Waiver
In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carryover to subsequent quarters. As of March 31, 2018, there are six remaining quarters as part of the fee waiver agreement, with a maximum of $60 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
Performance Income
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
At March 31, 2018 and December 31, 2017, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $479.4 million and $476.1 million, respectively, of which approximately $372.4 million and $370.0 million,

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2018 and December 31, 2017, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of either date.
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

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, carried interest allocation, incentive fees, investment income, other fees and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that accrued carried interest allocations and incentive fees receivable, which are presented within investments and other assets, respectively, within the Condensed Consolidated Statements of Financial Condition.
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
Employees and other related parties may be permitted to participate in co-investment vehicles that invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These employee co-investment vehicles generally do not require the participants to pay management or incentive fees.
Performance income the Company earns from the funds can be distributed to professionals or their related entities on a current basis, subject to repayment by the subsidiary of the Company that acts as general partner of the relevant fund in the event that certain specified return thresholds are not ultimately achieved. The professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint, and are limited to distributions received by the relevant recipient.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2018	2017
Due from affiliates:
Management fees receivable from non-consolidated funds	$130,346	$126,506
Payments made on behalf of and amounts due from non-consolidated funds and employees	38,464	39,244
Due from affiliates—Company	$168,810	$165,750
Amounts due from portfolio companies and non-consolidated funds	$17,782	$15,884
Due from affiliates—Consolidated Funds	$17,782	$15,884
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,560	$5,213
Management fees received in advance	2,866	1,729
Tax receivable agreement liability	12,925	3,503
Payments made by non-consolidated funds on behalf of and payable by the Company	2,667	4,197
Due to affiliates—Company	$21,018	$14,642

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

10. INCOME TAXES
Effective March 1, 2018, the Company elected to be treated as a corporation for U.S. federal income tax purposes, while remaining a limited partnership under state law. A portion of the Company’s operations was and continues to be held through AHI and corporate subsidiaries of Ares Investments. AHI and such corporate subsidiaries are U.S. corporations and subject to U.S. corporate tax on earnings that flow through from subsidiary entities. The income of such corporations has historically been subject to U.S. federal, state and local income taxes, and certain of its foreign subsidiaries continue to be subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). Prior to March 1, 2018, a substantial portion of the Company’s earnings flowed through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings did not reflect a provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. From March 1, 2018, this portion of the Company’s earnings was subject to U.S. corporate tax.
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company had an income tax benefit of $12.4 million for the three months ended March 31, 2018. The net income tax benefit recorded for the three months ended March 31, 2018 includes a tax expense related to a deferred tax liability established for the anticipated future tax consequences of performance income and appreciation on certain investments that were previously exempt for tax purposes; however this tax expense was offset by a tax benefit related to a deferred tax asset established for certain equity based accounting adjustments. For the three months ended March 31, 2017, the Company had an income tax benefit of $34.3 million primarily driven by the one-time ARCC-ACAS transaction support payment.

Supplemental information on an unaudited pro forma basis, as if the Company's election to be treated as a corporation for U.S. federal income tax purposes was effective for the three months ended March 31, 2017 is as follows:

	Three Months Ended March 31,
			2017
	2018	2017	Pro forma
Provision for Income Taxes - The Company
Income tax benefit of the Company	$(12,375)	$(34,733)	$(28,344)

Provision for Income Taxes - Consolidated Funds
Income tax expense of the Consolidated Funds	—	469	469
Total Provision for Income Taxes	$(12,375)	$(34,264)	$(27,875)

The 2017 pro forma tax information was calculated as if the Company's election to be treated as a corporation for U.S. federal income tax purposes was effective for the three months ended March 31, 2017.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate entities that are subject to income taxes and those subsidiaries that are not. For the three months ended March 31, 2018 and 2017, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of March 31, 2018, the Company’s U.S. federal income tax returns for the years 2014 through 2018 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2013 to 2018. Although the outcome of tax audits is always uncertain, the Company

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

11. EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing income available to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method.
For the three months ended March 31, 2018 and 2017, the two-class method was the more dilutive method for the unvested restricted units. No participating securities had rights to undistributed earnings during any period presented.
The computation of diluted earnings per common share for the three months ended March 31, 2018 and 2017 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2018	2017
Options	17,411,780	21,334,689
Restricted units	16,352,546	15,070,871
AOG Units	—	130,403,174
The following table presents the computation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to Ares Management, L.P. common shareholders	$35,523	$(46,559)
Earnings distributed to participating securities (restricted units)	(1,899)	(825)
Net income (loss) available to common shareholders	$33,624	$(47,384)
Basic weighted-average common shares	85,617,932	81,106,734
Basic earnings (loss) per common share	$0.39	$(0.58)
Net income (loss) attributable to Ares Management, L.P. common shareholders	$35,523	$(46,559)
Earnings distributed to participating securities (restricted units)	(1,899)	(825)
Incremental net income from assumed exchange of AOG Units	26,606	—
Net income (loss) available to common shareholders	$60,230	$(47,384)
Effect of dilutive shares:
AOG Units	128,234,996	—
Diluted weighted-average common shares	213,852,928	81,106,734
Diluted earnings (loss) per common share	$0.28	$(0.58)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the Ares Management, L.P. 2014 Equity Incentive Plan (the “Equity Incentive Plan”). Based on a formula as defined in the Equity Incentive Plan, the total number of shares available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year.  Accordingly, on January 1, 2018, the total number of shares available for issuance under the Equity Incentive Plan increased to 31,853,504 shares, and as of March 31, 2018, 28,637,981 shares remain available for issuance.
Generally, unvested phantom units, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended March 31,
	2018	2017
Restricted units	$18,030	$11,219
Options	2,664	3,482
Phantom units	393	388
Equity-based compensation expense	$21,087	$15,089
Restricted Units
Each restricted unit represents an unfunded, unsecured right of the holder to receive a common share on a specific date. The restricted units generally vest and are settled in common shares either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, or (iii) at a rate of one quarter per year, beginning on either the first or second anniversary of the grant date. Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.
The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common share multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Dividend Equivalent”). For the three months ended March 31, 2018, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $6.6 million, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When restricted units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity during the three months ended March 31, 2018:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2018	13,751,888	$17.58
Granted	3,635,419	23.61
Vested	(835,124)	15.33
Forfeited	(199,637)	19.83
Balance - March 31, 2018	16,352,546	$18.98
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $233.3 million as of March 31, 2018 and is expected to be recognized over the remaining weighted average period of 3.70 years.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the three months ended March 31, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2018	20,495,025	$18.99	6.09	$20,611
Granted	—	—	—
Exercised	—	—	—
Expired	(219,034)	19.00	—
Forfeited	(444,203)	19.00	—
Balance - March 31, 2018	19,831,788	$18.99	5.84	$47,762
Exercisable at March 31, 2018	7,235,214	$18.99	5.38	$17,420
As of March 31, 2018, there was $16.6 million of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of 1.11 years.
Phantom Units
A summary of unvested phantom unit activity during the three months ended March 31, 2018 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Share
Balance - January 1, 2018	156,153	$19.00
Vested	—
Forfeited	(9,362)	19.00
Balance - March 31, 2018	146,791	$19.00
The fair value of the phantom unit awards is remeasured at each reporting period and was $21.40 per unit as of March 31, 2018. Based on the fair value of the awards at March 31, 2018,  $1.7 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 1.09 years. During the three months ended March 31, 2018, the Company did not pay to settle any vested phantom units.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

13. EQUITY
Ares Management, L.P.

Common Shares
Common shares represent limited partnership interests in the Company. The holders of common shares are entitled to participate pro rata in distributions from the Company and to exercise the rights or privileges that are available to common shareholders under the Company’s partnership agreement. The common shareholders have limited voting rights and have no right to remove the Company’s general partner, Ares Management GP LLC, or, except in limited circumstances, to elect the directors of the general partner. During the quarter ended March 31, 2018, an affiliate of Alleghany Corporation (“Alleghany”) exchanged 9,750,000 of its AOG Units into 9,750,000 common shares. The common shares will be restricted from sale or transfer until May 18, 2018. Alleghany continues to hold 2,750,000 AOG units following the exchange.
Common Share Offering

On March 12, 2018, AREC Holdings Ltd., a wholly owned subsidiary of Abu Dhabi Investment Authority (collectively, “ADIA”), and the Company completed a public offering of 15,000,000 common shares. In connection with this offering, ADIA sold 10,000,000 of its previously issued and outstanding common shares from which the Company received no proceeds. Additionally, the Company issued 5,000,000 common shares from which it received $105.9 million in gross proceeds. The Company incurred approximately $0.5 million of expenses in connection with this offering transaction. The expenses have been treated as a reduction of the proceeds received from the offering and are presented on a net basis together with the proceeds from the offering in shareholders' equity in the Condensed Consolidated Statements of Changes in Equity. Subsequent to March 31, 2018, the underwriters in the offering partially exercised their option to purchase additional common shares from ADIA. See Note 16, Subsequent Events.

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities as of March 31, 2018 and December 31, 2017, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the three months ended March 31, 2018 and 2017.

					Daily Average Ownership
	As of March 31, 2018		As of December 31, 2017		For the Three Months Ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2018	2017
Ares Management, L.P.	97,514,500	44.76%	82,280,033	38.75%	40.04%	38.35%
Ares Owners Holding L.P.	117,576,663	53.98%	117,576,663	55.36%	54.98%	55.74%
Affiliate of Alleghany Corporation	2,750,000	1.26%	12,500,000	5.89%	4.98%	5.91%
Total	217,841,163	100.00%	212,356,696	100.00%
Preferred Equity
As of March 31, 2018 and December 31, 2017, the Company had 12,400,000 shares of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are payable quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the three months ended March 31, 2018, the Company reclassified certain expenses from OMG to its operating segments. Historical results have been modified to conform to the current period presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $77.3 billion of assets under management and 145 funds as of March 31, 2018. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments composed of diversified portfolios of consumer and commercial assets. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Company provides investors access to these capabilities through several vehicles, including commingled funds, separately managed accounts and a publicly traded vehicle. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of March 31, 2018, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $24.3 billion of assets under management as of March 31, 2018, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations. As of March 31, 2018 the group managed five corporate private equity commingled funds focused on North America and Europe and three focused on greater China, five commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and three special situations funds. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.9 billion of assets under management across 41 funds as of March 31, 2018. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage real estate investment trust, ACRE.

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
Economic net income (“ENI”), a non-GAAP measure, is an operating metric used by management to evaluate total operating performance, a decision tool for deployment of resources, and an assessment of the performance of the Company’s business segments. ENI differs from net income by excluding (a) income tax expense, (b) operating results of the Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, and (e) certain other items that the Company believes are not indicative of its total operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers and acquisitions and capital transactions, underwriting costs, and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to FRE and RI for the current period.
Fee related earnings (“FRE”), a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance income, performance related compensation, investment income from the Consolidated Funds and non-consolidated funds and certain other items that the Company believes are not indicative of its core operating performance.
Performance related earnings (“PRE”), a non-GAAP measure, is used to assess the Company’s investment performance net of performance related compensation. PRE differs from income (loss) before taxes computed in accordance with GAAP as it only includes performance income, performance related compensation and total investment and other income earned from the Consolidated Funds and non-consolidated funds.
Realized income (“RI”), a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (e) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to FRE and RI for the current period. Prior to the introduction of RI, management used distributable earnings for this evaluation. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $28,417)	$131,766	$49,887	$15,173	$196,826	$—	$196,826
Other fees	5,730	340	3	6,073	—	6,073
Compensation and benefits	(50,280)	(19,199)	(7,639)	(77,118)	(30,606)	(107,724)
General, administrative and other expenses	(9,629)	(4,041)	(2,432)	(16,102)	(18,616)	(34,718)
Fee related earnings	77,587	26,987	5,105	109,679	(49,222)	60,457
Performance income—realized	5,071	4,398	13,638	23,107	—	23,107
Performance income—unrealized	16,092	21,066	(2,040)	35,118	—	35,118
Performance related compensation—realized	(3,088)	(3,560)	(8,221)	(14,869)	—	(14,869)
Performance related compensation—unrealized	7,176	(18,694)	509	(11,009)	—	(11,009)
Net performance income	25,251	3,210	3,886	32,347	—	32,347
Investment income—realized	771	671	3,350	4,792	838	5,630
Investment income (loss)—unrealized	(269)	(4,150)	(1,232)	(5,651)	1,231	(4,420)
Interest and other investment income	2,196	329	1,017	3,542	1,247	4,789
Interest expense	(4,673)	(1,228)	(420)	(6,321)	(548)	(6,869)
Net investment income (loss)	(1,975)	(4,378)	2,715	(3,638)	2,768	(870)
Performance related earnings	23,276	(1,168)	6,601	28,709	2,768	31,477
Economic net income	$100,863	$25,819	$11,706	$138,388	$(46,454)	$91,934
Realized income	$78,857	$27,327	$13,669	$119,853	$(47,780)	$72,073

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $33,257)	$121,347	$39,819	$15,615	$176,781	$—	$176,781
Other fees	4,503	340	(9)	4,834	—	4,834
Compensation and benefits	(51,703)	(13,218)	(9,736)	(74,657)	(25,953)	(100,610)
General, administrative and other expenses	(8,041)	(4,198)	(2,731)	(14,970)	(19,313)	(34,283)
Fee related earnings	66,106	22,743	3,139	91,988	(45,266)	46,722
Performance income—realized	8,778	—	27	8,805	—	8,805
Performance income—unrealized	2,936	32,237	14,088	49,261	—	49,261
Performance related compensation—realized	(5,285)	—	(16)	(5,301)	—	(5,301)
Performance related compensation—unrealized	(1,458)	(25,505)	(8,438)	(35,401)	—	(35,401)
Net performance income	4,971	6,732	5,661	17,364	—	17,364
Investment income—realized	318	579	1,783	2,680	1,859	4,539
Investment income (loss)—unrealized	4,589	8,546	(444)	12,691	(1,407)	11,284
Interest and other investment income (expense)	(19)	152	(181)	(48)	874	826
Interest expense	(2,458)	(1,513)	(432)	(4,403)	(476)	(4,879)
Net investment income	2,430	7,764	726	10,920	850	11,770
Performance related earnings	7,401	14,496	6,387	28,284	850	29,134
Economic net income	$73,507	$37,239	$9,526	$120,272	$(44,416)	$75,856
Realized income	$69,945	$22,345	$4,588	$96,878	$(43,205)	$53,673

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (expense):

	For the Three Months Ended March 31,
	2018	2017
Segment Revenues
Management fees (includes ARCC Part I Fees of $28,417 and $33,257 for the three months ended March 31, 2018 and 2017, respectively)	$196,826	$176,781
Other fees	6,073	4,834
Performance income—realized	23,107	8,805
Performance income—unrealized	35,118	49,261
Total segment revenues	$261,124	$239,681
Segment Expenses
Compensation and benefits	$77,118	$74,657
General, administrative and other expenses	16,102	14,970
Performance related compensation—realized	14,869	5,301
Performance related compensation—unrealized	11,009	35,401
Total segment expenses	$119,098	$130,329
Other Income (Expense)
Investment income—realized	$4,792	$2,680
Investment income (loss)—unrealized	(5,651)	12,691
Interest and other investment income (expense)	3,542	(48)
Interest expense	(6,321)	(4,403)
Total other income (expense)	$(3,638)	$10,920

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended March 31,
	2018	2017
Total segment revenue	$261,124	$239,681
Revenue of Consolidated Funds eliminated in consolidation	(5,110)	(18,188)
Administrative fees(1)	6,412	9,606
Performance income reclass(2)	975	(24)
Principal investment income	2,708	13,169
Revenue of non-controlling interests in consolidated subsidiaries(3)	(20)	—
Total consolidated adjustments and reconciling items	4,965	4,563
Total consolidated revenue	$266,089	$244,244

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)
Related to performance income for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within other income (expense) in the Company’s Condensed Consolidated Statements of Operations.

(3)	Adjustments for administrative fees reimbursed attributable to certain of our joint venture partners.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended March 31,
	2018	2017
Total segment expenses	$119,098	$130,329
Expenses of Consolidated Funds added in consolidation	8,629	10,509
Expenses of Consolidated Funds eliminated in consolidation	(7,313)	(6,598)
Administrative fees(1)	6,412	9,606
OMG expenses	49,222	45,266
Acquisition and merger-related expenses	(319)	275,336
Equity compensation expense	21,087	15,089
Placement fees and underwriting costs	1,664	3,439
Amortization of intangibles	3,287	5,275
Depreciation expense	3,889	3,216
Expenses of non-controlling interests in consolidated subsidiaries(2)	627	—
Total consolidation adjustments and reconciling items	87,185	361,138
Total consolidated expenses	$206,283	$491,467

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)	Costs being borne by certain of our joint venture partners.
The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended March 31,
	2018	2017
Total other income (expense)	$(3,638)	$10,920
Other income from Consolidated Funds added in consolidation, net	7,252	38,445
Other expense from Consolidated Funds eliminated in consolidation, net	(459)	(23)
Other income of non-controlling interests in consolidated subsidiaries	7	—
OMG other expense	2,768	850
Performance income reclass(1)	(975)	24
Principal investment income	(2,708)	(13,169)
Changes in value of contingent consideration	—	20,248
Other non-cash expense	(7)	—
Offering costs	—	(660)
Total consolidation adjustments and reconciling items	5,878	45,715
Total consolidated other income	$2,240	$56,635

(1)
Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI, RI, FRE and PRE:

	For the Three Months Ended March 31,
	2018	2017
Economic net income
Income (loss) before taxes	$62,046	$(190,588)
Adjustments:
Amortization of intangibles	3,287	5,275
Depreciation expense	3,889	3,216
Equity compensation expenses	21,087	15,089
Acquisition and merger-related expenses	(319)	255,088
Placement fees and underwriting costs	1,664	3,439
OMG expenses, net	46,454	44,416
Offering costs	—	660
Other non-cash expense	7	—
Expense of non-controlling interests in consolidated subsidiaries(1)	640	—
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(367)	(16,323)
Total consolidation adjustments and reconciling items	76,342	310,860
Economic net income	138,388	120,272
Total performance income - unrealized	(35,118)	(49,261)
Total performance related compensation - unrealized	11,009	35,401
Total investment (income) loss - unrealized	5,574	(9,534)
Realized income	119,853	96,878
Total performance income - realized	(23,107)	(8,805)
Total performance related compensation - realized	14,869	5,301
Total investment income - realized	(1,936)	(1,386)
Fee related earnings	109,679	91,988
Performance related earnings
Economic net income	$138,388	$120,272
Less: fee related earnings	(109,679)	(91,988)
Performance related earnings	$28,709	$28,284

(1)	Adjustments for administrative fees reimbursed and other revenue items attributable to certain of our joint venture partners.

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
The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of March 31,	As of December 31,
	2018	2017
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$266,833	$251,376
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	$174,849	$175,620
Assets of consolidated VIEs	$6,126,584	$6,231,245
Liabilities of consolidated VIEs	$5,417,561	$5,538,054

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to non-controlling interests related to consolidated VIEs	$367	$15,855

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

CONSOLIDATING SCHEDULES
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of March 31, 2018 and December 31, 2017 and results from operations for the three months ended March 31, 2018 and 2017.

	As of March 31, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$115,540	$—	$—	$115,540
Investments ($1,113,435 of accrued carried interest, and $17,575 of pledged collateral)	1,986,678	—	(174,849)	1,811,829
Due from affiliates	177,601	—	(8,791)	168,810
Deferred tax asset, net	50,986	—	—	50,986
Other assets	105,187	—	—	105,187
Intangible assets, net	37,178	—	—	37,178
Goodwill	143,968	—	—	143,968
Assets of Consolidated Funds
Cash and cash equivalents	—	532,470	—	532,470
Investments, at fair value	—	5,479,136	—	5,479,136
Due from affiliates	—	17,782	—	17,782
Dividends and interest receivable	—	12,096	—	12,096
Receivable for securities sold	—	83,718	—	83,718
Other assets	—	1,382	—	1,382
Total assets	$2,617,138	$6,126,584	$(183,640)	$8,560,082
Liabilities
Accounts payable, accrued expenses and other liabilities	$78,771	$—	$—	$78,771
Accrued compensation	49,944	—	—	49,944
Due to affiliates	21,018	—	—	21,018
Performance related compensation payable	856,421	—	—	856,421
Debt obligations	590,169	—	—	590,169
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	81,508	—	81,508
Due to affiliates	—	8,791	(8,791)	—
Payable for securities purchased	—	239,139	—	239,139
CLO loan obligations, at fair value	—	4,947,470	(10,206)	4,937,264
Fund borrowings	—	140,653	—	140,653
Total liabilities	1,596,323	5,417,561	(18,997)	6,994,887
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	709,023	(164,643)	544,380
Non-controlling interest in Ares Operating Group entities	348,820	—	—	348,820
Controlling interest in Ares Management, L.P.:
Shareholders' equity (97,514,500 shares issued and outstanding)	377,235	—	—	377,235
Accumulated other comprehensive loss, net of tax	(4,001)	—	—	(4,001)
Total controlling interest in Ares Management, L.P.	373,234	—	—	373,234
Total equity	1,020,815	709,023	(164,643)	1,565,195
Total liabilities and equity	$2,617,138	$6,126,584	$(183,640)	$8,560,082

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2017
	As adjusted
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$118,929	$—	$—	$118,929
Investments ($1,077,236 of accrued carried interest, and $0 of pledged collateral)	1,900,191	—	(175,620)	1,724,571
Due from affiliates	171,701	—	(5,951)	165,750
Deferred tax asset, net	8,326	—	—	8,326
Other assets	135,674	—	(5,333)	130,341
Intangible assets, net	40,465	—	—	40,465
Goodwill	143,895	—	—	143,895
Assets of Consolidated Funds
Cash and cash equivalents	—	556,500	—	556,500
Investments, at fair value	—	5,582,842	—	5,582,842
Due from affiliates	—	15,884	—	15,884
Dividends and interest receivable	—	12,568	—	12,568
Receivable for securities sold	—	61,462	—	61,462
Other assets	—	1,989	—	1,989
Total assets	$2,519,181	$6,231,245	$(186,904)	$8,563,522
Liabilities
Accounts payable, accrued expenses and other liabilities	$81,955	$—	$—	$81,955
Accrued compensation	27,978	—	—	27,978
Due to affiliates	14,642	—	—	14,642
Performance related compensation payable	846,626	—	—	846,626
Debt obligations	616,176	—	—	616,176
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	64,316	—	64,316
Due to affiliates	—	11,285	(11,285)	—
Payable for securities purchased	—	350,145	—	350,145
CLO loan obligations, at fair value	—	4,974,110	(10,916)	4,963,194
Fund borrowings	—	138,198	—	138,198
Total liabilities	1,587,377	5,538,054	(22,201)	7,103,230
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	693,191	(164,703)	528,488
Non-controlling interest in Ares Operating Group entities	358,186	—	—	358,186
Controlling interest in Ares Management, L.P.:
Shareholders' equity (82,280,033 shares issued and outstanding)	279,065	—	—	279,065
Accumulated other comprehensive loss, net of tax	(4,208)	—	—	(4,208)
Total controlling interest in Ares Management, L.P.	274,857	—	—	274,857
Total equity	931,804	693,191	(164,703)	1,460,292
Total liabilities and equity	$2,519,181	$6,231,245	$(186,904)	$8,563,522

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended March 31, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $28,417)	$196,826	$—	$(7,311)	$189,515
Carried interest allocation	54,129	—	—	54,129
Incentive fees	5,071	—	—	5,071
Principal investment income	2,708	—	2,201	4,909
Administrative, transaction and other fees	12,465	—	—	12,465
Total revenues	271,199	—	(5,110)	266,089
Expenses
Compensation and benefits	134,639	—	—	134,639
Performance related compensation	25,878	—	—	25,878
General, administrative and other expense	44,450	—	—	44,450
Expenses of the Consolidated Funds	—	8,629	(7,313)	1,316
Total expenses	204,967	8,629	(7,313)	206,283
Other income (expense)
Net realized and unrealized loss on investments	(1,178)	—	339	(839)
Interest and dividend income	3,347	—	—	3,347
Interest expense	(6,869)	—	—	(6,869)
Other income (expense), net	147	—	(458)	(311)
Net realized and unrealized loss on investments of the Consolidated Funds	—	(12,452)	(633)	(13,085)
Interest and other income of the Consolidated Funds	—	64,422	—	64,422
Interest expense of the Consolidated Funds	—	(44,718)	293	(44,425)
Total other income (expense)	(4,553)	7,252	(459)	2,240
Income (loss) before taxes	61,679	(1,377)	1,744	62,046
Income tax benefit	(12,375)	—	—	(12,375)
Net income (loss)	74,054	(1,377)	1,744	74,421
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(1,377)	1,744	367
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	33,106	—	—	33,106
Net income attributable to Ares Management, L.P.	40,948	—	—	40,948
Less: Preferred equity dividend paid	5,425	—	—	5,425
Net income attributable to Ares Management, L.P. common shareholders	$35,523	$—	$—	$35,523

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended March 31, 2017
	As adjusted
	Consolidated Company Entities		Consolidated Funds		Eliminations		Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $33,257)	$176,781		$—		$(4,736)		$172,045
Carried interest allocation	53,015		—		(1,008)		52,007
Incentive fees	5,027		—		(1,862)		3,165
Principal investment income	13,169		—		(10,582)		2,587
Administrative, transaction and other fees	14,440		—		—		14,440
Total revenues	262,432		—		(18,188)		244,244
Expenses
Compensation and benefits	124,339		—		—		124,339
Performance related compensation	40,702		—		—		40,702
General, administrative and other expense	47,338		—		—		47,338
Transaction support expense	275,177						275,177
Expenses of the Consolidated Funds	—		10,509		(6,598)		3,911
Total expenses	487,556		10,509		(6,598)		491,467
Other income (expense)
Net realized and unrealized gain on investments	3,753		—		(2,865)		888
Interest and dividend income	2,843		—		(919)		1,924
Interest expense	(4,879)		—		—		(4,879)
Other income, net	16,496		—		—		16,496
Net realized and unrealized gain on investments of the Consolidated Funds	—		30,439		1,597		32,036
Interest and other income of the Consolidated Funds	—		41,492		—		41,492
Interest expense of Consolidated Funds	—	—	(33,486)	—	2,164	—	(31,322)
Total other income	18,213		38,445		(23)		56,635
Income (loss) before taxes	(206,911)		27,936		(11,613)		(190,588)
Income tax expense (benefit)	(34,732)		468		—		(34,264)
Net income (loss)	(172,179)		27,468		(11,613)		(156,324)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—		27,468		(11,613)		15,855
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(131,045)		—		—		(131,045)
Net loss attributable to Ares Management, L.P.	(41,134)		—		—		(41,134)
Less: Preferred equity dividend paid	5,425		—		—		5,425
Net loss attributable to Ares Management, L.P. common shareholders	$(46,559)		$—		$—		$(46,559)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2018 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
In April 2018, the board of directors of the Company's general partner declared a quarterly dividend of $0.28 per common share to common shareholders of record at the close of business on June 15, 2018, with a payment date of June 29, 2018.

In April 2018, the board of directors of the Company's general partner declared a quarterly dividend of $0.4375 per preferred equity share to preferred equity shareholders of record at the close of business on June 15, 2018, with a payment date of June 30, 2018.
In April 2018, the underwriters of the recently registered offering of common shares by the Company and ADIA, which closed on March 12, 2018, exercised a portion of their option to purchase 1,130,000 additional common shares from ADIA. The Company did not receive any of the proceeds from the underwriters' exercise. The expenses incurred by the Company related to the option exercise will be included in other income (expense), net in the Condensed Consolidated Statements of Operations. ADIA paid the underwriting discounts and commissions and/or similar charges incurred for the sale of the common shares.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Ares Management, L.P. is a Delaware limited partnership treated as a corporation for U.S. federal income tax purposes, formed on November 15, 2013. Unless the context otherwise requires, references to “we,” “us,” “our,” “the Partnership” and “the Company” are intended to mean the business and operations of Ares Management, L.P. and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Partnership. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑ investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10‑Q and the audited consolidated financial statements and the related notes included in the 2017 Annual Report on Form 10-K of Ares Management, L.P.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.

Our Business
We are a leading global alternative asset manager that operates through three distinct but complementary investment groups, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2018, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues primarily consist of management fees, carried interest allocation, incentive fees, as well as principal investment income and administrative expense reimbursements and transaction fees. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Carried interest allocation and incentive fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. Carried interest allocation and incentive fees are collectively referred to as performance income in our segment results and non-GAAP measures. Principal investment income consists of interest and dividend income and net realized and unrealized gain (loss) from the equity method investments that we manage. Other income (expense) typically represents investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from equity method investments that we do not mange, investments in collateralized loan obligations and common stock as well as investments of the Consolidated Funds. Interest expense is also included within other income (expense). We provide administrative services to certain of our affiliated funds that are presented within administrative, transaction and other fees for GAAP reporting, but are presented net of respective expenses for segment reporting purposes. We also receive transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. In accordance with GAAP, we are required to consolidate those funds in which we hold a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, other income, realized and unrealized performance income, and net investment income. Our segment expenses consist of compensation and benefits, net of administrative fees, general, administrative and other expenses, net of administrative fees, as well as realized and unrealized performance related compensation.
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, approximately 71% of our assets under management were in funds with a contractual life of three years or more and approximately 41% were in funds with a contractual life of seven years or more. As of March 31, 2018, our funds have a stable base of committed capital enabling us to invest in assets with a long term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

U.S. credit markets were mixed in the first quarter of 2018 amidst prospects of higher rates, international trade concerns and equity volatility. As a result, the Credit Leveraged Loan Index returned 1.58% for the quarter, while the ICE BofAML High Yield Master II Index returned (0.91%). Leveraged loans benefited from floating rates as benchmark yields rose consistently throughout the quarter, additionally supported by a strong technical backdrop. High yield bond performance was negatively impacted by rising rates, valuation concerns and greater correlation to equities. Returns for both asset classes were higher on lower quality as CCC-rated high yield bonds returned 0.36% and the lower tier segment of the loan market returned 3.92%. Although mixed, credit markets were stable when compared to U.S. equities (measured by the S&P 500 Index) which returned (0.76%) for the quarter despite a strong January in which the asset class returned 5.73%. Non-investment grade credit appears well positioned in the current environment given the favorable economic conditions, strong credit fundamentals, a benign default outlook and supportive technical environment. We anticipate recent market volatility will continue and be focused on unique events, as opposed to macroeconomic trends, underscoring the importance of credit selection and active management.
European credit markets moved in a similar yet less dramatic nature relative to the U.S. markets in the first quarter of 2018 as the ICE BofAML European High Yield Index and the Credit Suisse Western European Leveraged Loan Index returned (0.48%) and 1.54% during the first quarter, respectively. Following the European economy’s fifth consecutive year of expansion in 2017, growth briefly plateaued in the first quarter as the Purchasing Managers’ Index reached an 8-month low in March. However, this trend may be temporary as the European Central Bank (“ECB”) raised its 2018 growth forecast to 2.4% matching the decade high pace set in 2017. The European labor market continued to strengthen during the quarter as the unemployment rate fell to its lowest level since 2008. The continued improvement of the labor market supported inflation in the region, which increased in March following four months of decreases. While strengthening, inflation remains below the 2% target and will be a focus for the ECB as it intends to taper its quantitative easing program starting September 2018. Meanwhile, political developments in the region generally supported market activity as a coalition government was secured in Germany, the Eurozone’s largest economy. While risks remain, we believe the geopolitical backdrop is relatively moderate for non-investment grade credit in the region as continued macroeconomic growth serves as a catalyst for improved corporate earnings in the region.
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
Notwithstanding the potential opportunities represented by market volatility, future earnings, cash flows, dividend payments and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.
Change in Our Tax Status Election
Effective March 1, 2018, we filed an election with the Internal Revenue Service (“IRS”) to be treated as a corporation for U.S. federal income tax purposes (collectively, the “Tax Election”). Although we are treated as a corporation for U.S. federal income tax purposes, we remain a limited partnership under state law. In connection with the Tax Election, we amended and restated our partnership agreement to, among other things, reflect our new tax classification and change the name of our common units and preferred units to common shares and preferred shares, respectively. The terms of such common shares and preferred shares, and the associated rights, otherwise remain unchanged.
Asset managers structured as pass-through entities for income tax purposes have historically traded at substantial discounts to asset managers taxed as corporations. Further, we believe that our pass-through tax structure has historically limited our investor universe due to complexities related to this structure. The Tax Election is intended to simplify our tax structure and expand our eligible investor universe and, in turn, enhance our liquidity and trading volume, which may, among other things, provide us with a more liquid and attractive currency for potential strategic transactions to further long term growth. Moreover, we historically have paid corporate level taxes on our fee related earnings, which has averaged over 80% of total fee income since our initial public offering. This, combined with a reduction in the statutory federal corporate tax rate from 35% to 21%, also presented compelling reasons to make the Tax Election. The impact of the Tax Election on our reported results is limited to increased tax expense on performance related earnings, which was previously classified as pass-through income. Taxes on performance related earnings consist of current taxes on realized performance income and deferred taxes on unrealized performance related earnings that may change in subsequent periods until such income is realized.

Consolidation and Deconsolidation of Ares Funds
Pursuant to GAAP, we consolidate the Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 6.0% of our AUM as of March 31, 2018, 3.7% of our management fees and less than 1% of our performance income for the three months ended March 31, 2018. As of March 31, 2018, we consolidated nine CLOs and nine private funds, and as of March 31, 2017, we consolidated seven CLOs and nine private funds. Five of the CLOs as of March 31, 2018 were consolidated through risk retention vehicles.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three months ended March 31, 2018 and 2017. Further, the consolidation of these funds may impact our management fees, incentive fees and carried interest allocation reported under GAAP to the extent these are eliminated upon consolidation.  For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no direct net effect on our attributed net income. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as non-controlling interests in the Consolidated Funds in our condensed consolidated financial statements.
We generally deconsolidate funds we advise and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2018, one entity was liquidated/dissolved, and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
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
The specific components and calculations of these non‑GAAP measures are discussed in greater detail in Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. These non‑GAAP financial measures supplement, and should be considered in addition to and not in lieu of, the results of operations, presented and discussed further under “Results of Operations—Consolidated Results of Operations,” which are prepared in accordance with GAAP. For a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry, which are discussed below.
Assets Under Management
AUM refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it generally reflects assets at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:

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
The tables below provide the period-to-period rollforwards of our total AUM by segment for the three months ended March 31, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2017	$71,732	$24,530	$10,229	$106,491
Net new par/equity commitments	3,098	13	857	3,968
Net new debt commitments	2,755	—	—	2,755
Distributions	(1,337)	(282)	(291)	(1,910)
Change in fund value	1,062	42	101	1,205
Balance at 3/31/2018	$77,310	$24,303	$10,896	$112,509
Average AUM(1)	$74,522	$24,417	$10,563	$109,502

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2016	$60,466	$25,041	$9,752	$95,259
Acquisitions	3,605	—	—	3,605
Net new par/equity commitments	2,271	42	19	2,332
Net new debt commitments	469	—	273	742
Distributions	(2,209)	(644)	(208)	(3,061)
Change in fund value	629	214	105	948
Balance at 3/31/2017	$65,231	$24,653	$9,941	$99,825
Average AUM(1)	$62,850	$24,848	$9,847	$97,545

(1) Represents the quarterly average of beginning and ending balances.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.
The graphs below present our Incentive Generating AUM and Incentive Eligible AUM by segment as of March 31, 2018 and 2017 (in millions):

Credit	Private Equity	Real Estate

As of March 31, 2018 and 2017, our available capital, which we refer to as dry powder, was $26.6 billion and $24.2 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.
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

The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the three months ended March 31, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2017	$49,450	$16,858	$6,189	$72,497
Commitments	928	13	766	1,707
Subscriptions/deployment/increase in leverage	1,964	204	136	2,304
Redemptions/distributions/decrease in leverage	(1,226)	(427)	(182)	(1,835)
Change in fund value	430	15	46	491
Change in fee basis	(6)	—	(204)	(210)
FPAUM Balance at 3/31/2018	$51,540	$16,663	$6,751	$74,954
Average FPAUM(1)	$50,497	$16,762	$6,471	$73,730

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2016	$42,709	$11,314	$6,540	$60,563
Acquisitions	2,789	—	—	2,789
Commitments	531	7,641	—	8,172
Subscriptions/deployment/increase in leverage	1,016	380	55	1,451
Redemptions/distributions/decrease in leverage	(1,819)	(347)	(175)	(2,341)
Change in fund value	470	(279)	(15)	176
Change in fee basis	—	(1,527)	(48)	(1,575)
FPAUM Balance at 3/31/2017	$45,696	$17,182	$6,357	$69,235
Average FPAUM(1)	$44,204	$14,249	$6,450	$64,903

(1) Represents the quarterly average of beginning and ending balances.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis as of March 31, 2018 and 2017 (in millions):

FPAUM: $74,954	FPAUM: $69,235

The components of our AUM, including the portion that is FPAUM, are presented below as of March 31, 2018 and 2017 (in millions):

AUM: $112,509	AUM: $99,825
(1) Includes $6.2 billion and $6.3 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2018 and 2017, respectively.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the three months ended March 31, 2018 or composed of at least 1% of the Company’s total FPAUM as of March 31, 2018, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in the Company is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Adoption of New Revenue Guidance and Change in Accounting Principle

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB") Topic 606 (“ASC 606”) Revenue from Contracts with Customers and implemented a change in accounting principle related to carried interest allocation.

Our adoption of ASC 606 resulted in a change to the recognition of contractual incentive fees and the presentation of these fees within our results. Incentive fees are now presented on the income statement as a separate line item, and we now only recognize incentive fee revenue when the amount is realized and no longer subject to reversal at the end of the measurement period, which is typically annually. Therefore, we no longer recognize unrealized incentive fees in revenues in the condensed consolidated financial statements. We adopted ASC 606 on a modified retrospective basis, as such prior periods have not been adjusted. We recognized the cumulative effect of initially adopting ASC 606 as an adjustment to the opening balance of components of equity as of January 1, 2018. The cumulative effect of the adoption resulted in the reversal of $22.6 million of unrealized incentive fees and is presented as a reduction to the opening balances of components of equity as of January 1, 2018.

Carried interest allocations are now accounted for under the GAAP guidance for equity method investments and presented as a separate line item on the Condensed Consolidated Statements of Operations and within investments on the Condensed Consolidated Statements of Financial Condition. We implemented this change in accounting principle on a full retrospective basis and all prior periods have been conformed. The implementation of the change in accounting principle resulted in no change to either our previously reported GAAP or non-GAAP results. Performance income in our results of operations by segment and non-GAAP measures collectively refers to carried interest allocation and incentive fees.

For further detail on our adoption of ASC 606 and change in accounting principles, see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.

Components of Consolidated Results of Operations - Post Adoption of New Revenue Guidance and Change in Accounting Principle

As a result of our adoption of new revenue guidance and change in accounting principle described above, the following financial statement captions have been updated in the Consolidated Results of Operations. For descriptions of financial statement line items not included below, see “— Components of Consolidated Results of Operations” within Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations in the 2017 Annual Report on Form 10-K of Ares Management, L.P.

Carried Interest Allocation. In certain fund structures, typically in private equity and real estate equity funds, carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund's net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated and may be subject to reversal to the extent that the amount allocated ultimately exceeds the amount due to the Company based on a fund’s cumulative investment returns.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally do not become realized until the end of a fund’s life.

Incentive Fees. Incentive fees earned on the performance of certain fund structures, typically in credit funds, are recognized based on the fund’s performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are no longer subject to reversal.

Principal Investment Income. Principal investment income consists of interest and dividend income and net realized and unrealized gain (loss) on equity method investments that we manage. Interest and dividend income are recognized on an accrual basis to the extent that such amounts are expected to be collected. Net gain (loss) from investment activities include realized and unrealized gains and losses from our equity method investment portfolio. A realized gain (loss) is recognized when we redeem all or a portion of our investment or when we receive a distribution of capital. Unrealized gains (losses) on investments result from appreciation (depreciation) in the fair value of our investments, as well as reversals of previously recorded unrealized appreciation (depreciation) at the time the gain (loss) on an investment becomes realized.

Performance Related Compensation. Performance related compensation includes compensation directly related to segment performance income, which generally consists of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance income participation is generally structured as a fixed percentage or as an annual award. The liability is calculated based upon the changes to performance income but is not payable until the performance income is realized. We have an obligation to pay our professionals a portion of the performance income earned from certain funds, including performance income from Consolidated Funds that are eliminated in consolidation.
Although changes in performance related compensation are typically directly correlated with changes in performance income reported within our segment results, this correlation does not always exist when our results are reported on a fully consolidated basis in accordance with GAAP. This discrepancy is caused by the fact that incentive fees and carried interest allocation earned from our Consolidated Funds are eliminated upon consolidation while performance related compensation is not eliminated.

Results of Operations
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three months ended March 31, 2018 and 2017. We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $28,417 and $33,257 for the three months ended March 31, 2018 and 2017, respectively)	$189,515	$172,045	$17,470	10%
Carried interest allocation	54,129	52,007	2,122	4%
Incentive fees	5,071	3,165	1,906	60%
Principal investment income	4,909	2,587	2,322	90%
Administrative, transaction and other fees	12,465	14,440	(1,975)	(14)%
Total revenues	266,089	244,244	21,845	9%
Expenses
Compensation and benefits	134,639	124,339	(10,300)	(8)%
Performance related compensation	25,878	40,702	14,824	36%
General, administrative and other expenses	44,450	47,338	2,888	6%
Transaction support expense	—	275,177	275,177	NM
Expenses of the Consolidated Funds	1,316	3,911	2,595	66%
Total expenses	206,283	491,467	285,184	58%
Other income (expense)
Net realized and unrealized gain (loss) on investments	(839)	888	(1,727)	NM
Interest and dividend income	3,347	1,924	1,423	74%
Interest expense	(6,869)	(4,879)	(1,990)	(41)%
Other income (expense), net	(311)	16,496	(16,807)	NM
Net realized and unrealized gain (loss) on investments of the Consolidated Funds	(13,085)	32,036	(45,121)	NM
Interest and other income of the Consolidated Funds	64,422	41,492	22,930	55%
Interest expense of Consolidated Funds	(44,425)	(31,322)	(13,103)	(42)%
Total other income	2,240	56,635	(54,395)	(96)%
Income (loss) before taxes	62,046	(190,588)	252,634	NM
Income tax benefit	(12,375)	(34,264)	(21,889)	(64)%
Net income (loss)	74,421	(156,324)	230,745	NM
Less: Net income attributable to non-controlling interests in Consolidated Funds	367	15,855	(15,488)	(98)%
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	33,106	(131,045)	164,151	NM
Net income (loss) attributable to Ares Management, L.P.	40,948	(41,134)	82,082	NM
Less: Preferred equity dividend paid	5,425	5,425	—	—%
Net income (loss) attributable to Ares Management, L.P. common shareholders	$35,523	$(46,559)	82,082	NM

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our consolidated results of operations for the three months ended March 31, 2018 compared to 2017. Additional details behind the fluctuations attributable to a particular segment are included in “—Results of Operations by Segment” for each of the segments.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues
Management Fees.  Total management fees increased by $17.5 million, or 10%, to $189.5 million, after giving effect to an increase in management fees of $2.6 million that were eliminated upon consolidation, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Segment management fees attributable to the Credit Group and Private Equity Group increased by $10.4 million and $10.1 million, respectively, and segment management fees attributable to the Real Estate Group decreased by $0.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For more detail regarding the fluctuations of management fees within each of the segments see “—Results of Operations by Segment.”
Carried Interest Allocation.  Carried interest allocation increased by $2.1 million to $54.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily driven by an increase in carried interest allocation attributable to direct lending funds, which generated returns in excess of their hurdle rates on an increased capital base for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and by an increase in carried interest allocation attributable to Ares Corporate Opportunities Fund III, L.P. (“ACOF III”) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to continued market appreciation in one of its publicly traded retail portfolio companies. These increases were offset by a decrease in carried interest allocation attributable to Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) due to significant market appreciation of certain of the fund's underlying portfolio companies recognized during the three months ended March 31, 2017 and by a decrease in carried interest allocation attributable to Ares Energy Investors Fund V, L.P. (“EIF V”) due to lower market value appreciation of one of the fund's assets for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Incentive Fees. Incentive fees increased by $1.9 million to $5.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As a result of our adoption of ASC 606, using the modified retrospective approach, we now recognize incentive fee revenue only when the amount is realized and no longer subject to reversal and no longer recognize unrealized incentive fees in revenues subsequent to January 1, 2018. This adoption results in the delayed recognition of unrealized incentive fees until they become realized at the end of the measurement period, which is typically annually. During the three months ended March 31, 2018, we realized $5.0 million of incentive fees from one of our credit opportunity funds.
Principal Investment Income. Principal investment income increased by $2.3 million to $4.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to a $1.7 million increase in investment income from greater market appreciation of property values within our real estate equity funds for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Administrative, Transaction and Other Fees.  Administrative fees and other fees decreased by $2.0 million, or 14%, to $12.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily due to a decrease in transaction-based fees based on loan originations within certain funds in our Credit Group.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $10.3 million, or 8%, to $134.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily driven by annual merit increases and headcount growth for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In addition, equity compensation increased by $6.0 million from the comparable period due to additional restricted units awarded as part of bonus and retention award grants during the three months ended March 31, 2018.
Performance Related Compensation.  Performance related compensation decreased by $14.8 million to $25.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. At March 31, 2018, we evaluated the unrealized performance related compensation payable balance that was recorded at December 31, 2017, and it was determined that $13.7 million of that liability was no longer probable of payment based on the terms of the payment arrangement as payment is not required until revenue is realized. Accordingly, we reversed $13.7 million of unrealized performance related compensation expense during the three months ended March 31, 2018.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $2.9 million, or 6%, to $44.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was the result of a $2.5 million one-time non-income tax payment made during the three months ended March 31, 2017 combined with a decrease in placement fees of $1.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was offset by an increase in professional services fees of $1.3 million, largely due to our election to change our tax classification from a partnership to a corporation for U.S. income tax purposes and by an increase in operating expenses from a joint venture distribution platform. The platform is used to raise capital for registered investment companies through independent brokerage networks.
Transaction Support Expense. Transaction support expense was a one–time payment of $275.2 million that we made, through our subsidiary Ares Capital Management LLC, to ACAS shareholders during the three months ended March 31, 2017 upon the closing of ARCC’s acquisition of ACAS. In connection with this acquisition, our AUM increased by $3.6 billion and FPAUM increased by $2.8 billion at closing. No similar expenses were incurred in the three months ended March 31, 2018.

Expenses of the Consolidated Funds. Expenses of the Consolidated Funds decreased by $2.6 million to $1.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was largely due to higher one-time professional service costs incurred to launch a European CLO fund and refinance two U.S. CLO funds during the three months ended March 31, 2017 compared to no new Consolidated Funds launching or refinancing during the three months ended March 31, 2018.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net Realized and Unrealized Gain (Loss) on Investments. Net realized and unrealized gain (loss) on investments of the Company decreased by $1.7 million from a gain of $0.9 million for the three months ended March 31, 2017 to a loss of $0.8 million for the three months ended March 31, 2018. The decrease is primarily attributable to net losses of $0.9 million on certain investments in our CLOs for the three months ended March 31, 2018 compared to net gains of $0.3 million for the same funds during the three month period in 2017. Additionally, for the three months ended March 31, 2017, we experienced net gains of $0.6 million on other fund investments in non-core investment strategies.
Interest and Dividend Income. Interest and dividend income of the Company increased by $1.4 million to $3.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was driven by an increase of $1.0 million in interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 from investments in our CLOs, which increased as a result of our compliance with risk retention requirements.
Interest Expense. Interest expense of the Company increased by $2.0 million to $6.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in interest expense was primarily due to increased borrowings from term loans used to finance our investments in CLOs.
Other Income (Expense), Net. Other income (expense), net decreased by $16.8 million from other income of $16.5 million for the three months ended March 31, 2017 to $0.3 million of net expenses for the three months ended March 31, 2018. The decrease is primarily a result of the reversal of the Energy Investors Funds (“EIF”) contingent consideration of $20.3 million that was reflected as a gain during the three months ended March 31, 2017. This decrease was offset by a reduction in transaction losses of $3.3 million from losses of $3.1 million for the three months ended March 31, 2017 to gains of $0.2 million for the three months ended March 31, 2018 from the revaluation of certain assets and liabilities denominated in foreign currencies.
Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds. Net gain (loss) on investments of the Consolidated Funds decreased by $45.1 million from a net gain of $32.0 million for the three months ended March 31, 2017 to a net loss of $13.1 million for the three months ended March 31, 2018.
The net gain for the three months ended March 31, 2017 primarily included the following: (i) $15.1 million of unrealized gains attributable to an Asian private equity fund primarily due to an increase in share price of one of its publicly traded investment holdings; (ii) $6.3 million of net gains attributable to a special situations fund within the Private Equity Group that was deconsolidated subsequent to March 31, 2017; (iii) $7.0 million of net gains attributable to CLOs primarily driven by market appreciation, of which $2.7 million is attributable to a European CLO that was deconsolidated subsequent to March 31, 2017; and (iv) $3.6 million of net gains of certain consolidated U.S. direct lending funds primarily driven by increased loan values.

The net loss for the three months ended March 31, 2018 primarily included the following: (i) $8.4 million of net losses attributable to an Asian private equity fund primarily due to a decrease in share price of one of its publicly traded investment holdings; (ii) $5.2 million of net losses attributable to a European direct lending fund driven by a change in market value of the fund's sole remaining investment; (iii) $3.7 million of net losses attributable to CLOs primarily driven by market depreciation; and (iv) offset by $4.2 million of net gains of certain consolidated U.S. direct lending funds primarily driven by increased loan values.
Interest and Other Income of the Consolidated Funds. Interest and other income of the Consolidated Funds increased by $22.9 million, or 55%, to $64.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily driven by additional interest paying assets from three CLO funds that we began consolidating subsequent to March 31, 2017 resulting in an increase in interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Interest Expense of the Consolidated Funds. Interest expense of the consolidated funds increased by $13.1 million, or 42%, to $44.4 million. The increase was primarily the result of interest expense from the issued debt from three CLO funds we began consolidating subsequent to March 31, 2017, which was offset by the impact of interest expense from one fund that was no longer consolidated for the three months ended March 31, 2018 and by a $4.0 million decrease in sub note distributions for one consolidated CLO fund for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Income Tax Benefit.  Income tax benefit decreased by $21.9 million to $12.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Income tax benefit for the three months ended March 31, 2017 was largely driven by pre-tax losses recognized by AHI, a U.S. taxable entity, resulting from the $275.2 million transaction support payment made in connection with ARCC's acquisition of ACAS. Income tax benefit for the three months ended March 31, 2018 was largely driven by one-time tax benefits related to our election to change our tax classification from a partnership to a corporation for U.S. federal income tax purposes.
Non-Controlling Interests.  Net income (loss) attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders.
Net income (loss) attributable to non-controlling interests in Ares Operating Group entities increased by $164.2 million to net income of $33.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The weighted average daily ownership for non-controlling AOG unitholders was 60.0% for the three months ended March 31, 2018 compared to 61.7% for the three months ended March 31, 2017.

Segment Analysis
For segment reporting purposes, revenues and expenses are presented excluding the results of our Consolidated Funds. As a result, segment revenues from management fees, performance income and investment income are different than those presented on a consolidated basis in accordance with GAAP because revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds.
In addition to the three segments, we separately discuss the OMG. This information is used by our management to make operating decisions, assess performance and allocate resources. The results of operations for each of our reportable segments are discussed below.
ENI and Other Measures
The following table sets forth FRE, PRE, ENI and RI by segment for the three months ended March 31, 2018 and 2017. FRE, PRE, ENI and RI are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments (For definitions of each of these non-GAAP financial measures and how they are being used by management, see the Glossary).

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$77,587	$66,106	$11,481	17%
Private Equity Group	26,987	22,743	4,244	19%
Real Estate Group	5,105	3,139	1,966	63%
Operations Management Group	(49,222)	(45,266)	(3,956)	(9)%
Fee related earnings	$60,457	$46,722	13,735	29%
Performance related earnings:
Credit Group	$23,276	$7,401	15,875	214%
Private Equity Group	(1,168)	14,496	(15,664)	NM
Real Estate Group	6,601	6,387	214	3%
Operations Management Group	2,768	850	1,918	NM
Performance related earnings	$31,477	$29,134	2,343	8%
Economic net income:
Credit Group	$100,863	$73,507	27,356	37%
Private Equity Group	25,819	37,239	(11,420)	(31)%
Real Estate Group	11,706	9,526	2,180	23%
Operations Management Group	(46,454)	(44,416)	(2,038)	(5)%
Economic net income	$91,934	$75,856	16,078	21%
Realized income:
Credit Group	$78,857	$69,945	8,912	13%
Private Equity Group	27,327	22,345	4,982	22%
Real Estate Group	13,669	4,588	9,081	198%
Operations Management Group	(47,780)	(43,205)	(4,575)	(11)%
Realized income	$72,073	$53,673	18,400	34%

NM - Not Meaningful

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to ENI, RI, FRE and PRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to ENI, RI, FRE, and PRE (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Economic net income
Income (loss) before taxes	$62,046	$(190,588)
Adjustments:
Amortization of intangibles	3,287	5,275
Depreciation expense	3,889	3,216
Equity compensation expenses	21,087	15,089
Acquisition and merger-related expenses	(319)	255,088
Placement fees and underwriting costs	1,664	3,439
Offering costs	—	660
Other non-cash expense	7	—
Expense of non-controlling interests in consolidated subsidiaries	640	—
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(367)	(16,323)
Economic net income	91,934	75,856
Unconsolidated performance income - unrealized	(35,118)	(49,261)
Unconsolidated performance related compensation - unrealized	11,009	35,401
Unconsolidated net investment income	4,248	(8,323)
Realized income	72,073	53,673
Unconsolidated performance income - realized	(23,107)	(8,805)
Unconsolidated performance related compensation - realized	14,869	5,301
Unconsolidated net investment income	(3,378)	(3,447)
Fee related earnings	$60,457	$46,722
Performance related earnings
Economic net income	$91,934	$75,856
Less: fee related earnings	(60,457)	(46,722)
Performance related earnings	$31,477	$29,134

The following table reconciles unconsolidated performance income to our consolidated carried interest allocation and incentive fees reported in accordance with GAAP (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Unconsolidated performance income - realized	$23,107	$8,805
Performance income - realized earned from Consolidated Funds	—	(3,422)
Performance income - realized	23,107	5,383
Unconsolidated performance income - unrealized	35,118	49,261
Performance income - unrealized earned from Consolidated Funds	—	552
Performance income - unrealized reclass(1)	975	(24)
Performance income - unrealized	36,093	49,789
Total GAAP carried interest allocation and incentive fees	$59,200	$55,172

(1) Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles unconsolidated other income to our consolidated GAAP other income (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Unconsolidated net investment income	$(870)	$11,770
Net investment income from Consolidated Funds	6,793	38,422
Performance income - reclass(1)	(975)	24
Principal investment income	(2,708)	(13,169)
Change in value of contingent consideration	—	20,248
Other non-cash expense	(7)	—
Offering costs	—	(660)
Other income of non-controlling interests in consolidated subsidiaries	7	—
Total GAAP other income	$2,240	$56,635

(1) Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

Results of Operations by Segment
Credit Group
The following table sets forth certain statement of operations data and certain other data of our Credit Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $28,417 and $33,257 for the three months ended March 31, 2018 and 2017, respectively)	$131,766	$121,347	$10,419	9%
Other fees	5,730	4,503	1,227	27%
Compensation and benefits	(50,280)	(51,703)	1,423	3%
General, administrative and other expenses	(9,629)	(8,041)	(1,588)	(20)%
Fee Related Earnings	77,587	66,106	11,481	17%
Performance income-realized	5,071	8,778	(3,707)	(42)%
Performance income-unrealized	16,092	2,936	13,156	NM
Performance related compensation-realized	(3,088)	(5,285)	2,197	42%
Performance related compensation-unrealized	7,176	(1,458)	8,634	NM
Net performance income	25,251	4,971	20,280	NM
Investment income-realized	771	318	453	142%
Investment income (loss)-unrealized	(269)	4,589	(4,858)	NM
Interest and other investment income (loss)	2,196	(19)	2,215	NM
Interest expense	(4,673)	(2,458)	(2,215)	(90)%
Net investment income (loss)	(1,975)	2,430	(4,405)	NM
Performance related earnings	23,276	7,401	15,875	214%
Economic net income	$100,863	$73,507	27,356	37%
Realized income	$78,857	$69,945	8,912	13%

NM - Not meaningful

Accrued carried interest and incentive fee receivable for the Credit Group include the following:

	As of March 31,	As of December 31,
	2018	2017
	(Dollars in thousands)
CLOs	$—	$451
CSF	23,793	28,158
ACE II	26,068	24,090
ACE III	55,194	43,595
Other credit funds	51,658	72,210
Total Credit Group	$156,713	$168,504

Performance income for the Credit Group is composed of the following:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
CLOs	$45	$—	$45	$203	$1,195	$1,398
CSF	—	(4,366)	(4,366)	—	(5,295)	(5,295)
ACE II	—	1,734	1,734	—	3,210	3,210
ACE III	—	10,767	10,767	—	5,192	5,192
Other credit funds	5,026	7,957	12,983	8,575	(1,366)	7,209
Total Credit Group	$5,071	$16,092	$21,163	$8,778	$2,936	$11,714

The following tables present the components of the change in performance income - unrealized for the Credit Group:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
CLOs	$—	$—	$—	$—	$(203)	$1,841	$(443)	$1,195
CSF	—	—	(4,366)	(4,366)	—	—	(5,295)	(5,295)
ACE II	—	1,734	—	1,734	—	3,210	—	3,210
ACE III	—	10,767	—	10,767	—	5,192	—	5,192
Other credit funds	—	9,430	(1,473)	7,957	(8,575)	7,626	(417)	(1,366)
Total Credit Group	$—	$21,931	$(5,839)	$16,092	$(8,778)	$17,869	$(6,155)	$2,936

Credit Group—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Fee Related Earnings:
Fee related earnings increased by $11.5 million, or 17%, to $77.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees increased by $10.4 million, or 9%, to $131.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Additional invested capital into existing funds increased management fees by $14.2 million from the comparable period. The formation of 24 new funds with AUM of $9.7 billion subsequent to March 31, 2017 increased management fees by $6.7 million from the comparable period. These increases were offset by the liquidation of 14 funds with AUM of $5.6 billion subsequent to March 31, 2017 decreasing management fees by $5.6 million from the comparable period. Also offsetting the increase in management fees was a $4.8 million decrease in ARCC Part I Fees primarily due to the $10 million quarterly ARCC Part I Fee waiver that commenced in the second quarter of 2017. The impact of the fee waiver was offset by ARCC recognizing increased investment income from growth in the size of its portfolio combined with higher yields from recent increases in LIBOR as well as an increase in capital structuring fees from a greater number of new investment commitments.
The effective management fee rate decreased from 1.09% for the three months ended March 31, 2017 to 1.03% for the three months ended March 31, 2018. ARCC Part I Fees contributed 0.22% towards the total effective management fee rate of the Credit Group for the three months ended March 31, 2018, compared to 0.30% for the three months ended March 31, 2017. The decrease in the effective management fee rate was primarily due to the impact of the ARCC Part I Fee waiver, offset partially by new direct lending funds with higher effective fee rates.
Other Fees. Other fees increased by $1.2 million, or 27%, to $5.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily driven by transaction fees generated from a growing volume of loans funded from certain direct lending funds.
Compensation and Benefits.  Compensation and benefits expenses decreased by $1.4 million, or 3%, to $50.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease primarily resulted from lower compensation expenses related to ARCC Part I Fees for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Compensation and benefits expenses represented 38.2% of management fees for the three months ended March 31, 2018 compared to 42.6% for the three months ended March 31, 2017.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.6 million, or 20%, to $9.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily driven by an increase in operating expenses from a joint venture distribution platform for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The platform raises capital for registered investment companies through independent brokerage networks.
Performance Related Earnings:
Performance related earnings increased by $15.9 million, or 214%, to $23.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Income. Net performance income includes realized and unrealized performance income, net of realized and unrealized performance related compensation. The impact of reversals of previously recognized performance income and the corresponding performance related compensation expense is reflected as a reduction in unrealized performance income and unrealized performance related compensation.
Net performance income increased by $20.3 million to $25.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. At March 31, 2018, we evaluated the unrealized performance related compensation payable balance that was recorded at December 31, 2017, and it was determined that $13.7 million of that liability was no longer probable of payment based on the terms of the payment arrangement as payment is not required until revenue is realized. Accordingly, we reversed $13.7 million of unrealized performance related compensation expense during the three months ended March 31, 2018. The remaining portion of the increase was attributable to certain direct lending funds, which generated returns in excess of their hurdle rates on an increased capital base for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Net Investment Income (Loss).  Net investment income (loss) decreased by $4.4 million to a $2.0 million net investment loss for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease is primarily attributable to unrealized market depreciation of $1.6 million on investments in our syndicated loan funds for the three months ended March 31, 2018 compared to unrealized market appreciation of $3.1 million for the same funds during the same three month period in 2017.
Realized Income:
Realized income increased by $8.9 million, or 13%, to $78.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in FRE of $11.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, offset by decreases in net realized investment and other income of $1.1 million and in net realized performance income of $1.5 million.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $27.4 million, or 37%, to $100.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of the fluctuations described above.

Credit Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the three months ended March 31, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2017	$16,530	$4,630	$3,333	$4,791	$30,640	$11,808	$71,732
Net new par/ equity commitments	103	144	3	60	2,570	218	3,098
Net new debt commitments	1,117	—	—	—	1,392	246	2,755
Distributions	(409)	(158)	(176)	(3)	(468)	(123)	(1,337)
Change in fund value	72	(34)	1	57	426	540	1,062
Balance at 3/31/2018	$17,413	$4,582	$3,161	$4,905	$34,560	$12,689	$77,310
Average AUM(1)	$16,972	$4,606	$3,247	$4,848	$32,600	$12,249	$74,522

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2016	$17,260	$4,978	$3,304	$4,254	$21,110	$9,560	$60,466
Acquisitions	—	—	—	—	3,605	—	3,605
Net new par/ equity commitments	54	57	7	—	1,939	214	2,271
Net new debt commitments	409	—	—	—	60	—	469
Distributions	(1,016)	(425)	(14)	(114)	(465)	(175)	(2,209)
Change in fund value	54	83	69	120	44	259	629
Balance at 3/31/2017	$16,761	$4,693	$3,366	$4,260	$26,293	$9,858	$65,231
Average AUM(1)	$17,011	$4,836	$3,335	$4,257	$23,702	$9,709	$62,850

(1) Represents the quarterly average of beginning and ending balances.

Credit Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the three months ended March 31, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2017	$15,251	$4,629	$2,809	$3,434	$16,869	$6,458	$49,450
Commitments	703	132	3	60	30	—	928
Subscriptions/deployment/increase in leverage	—	12	—	89	1,239	624	1,964
Redemptions/distributions/decrease in leverage	(403)	(158)	(192)	(101)	(246)	(126)	(1,226)
Change in fund value	44	(34)	1	33	266	120	430
Change in fee basis	(3)	(3)	—	—	—	—	(6)
FPAUM Balance at 3/31/2018	$15,592	$4,578	$2,621	$3,515	$18,158	$7,076	$51,540
Average FPAUM(1)	$15,422	$4,604	$2,715	$3,475	$17,514	$6,767	$50,497

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2016	$15,998	$4,978	$2,705	$3,128	$11,292	$4,608	$42,709
Acquisitions	—	—	—	—	2,789	—	2,789
Commitments	454	47	3	—	27	—	531
Subscriptions/deployment/increase in leverage	—	10	24	35	374	573	1,016
Redemptions/distributions/decrease in leverage	(926)	(425)	(14)	(91)	(312)	(51)	(1,819)
Change in fund value	38	83	66	104	103	76	470
FPAUM Balance at 3/31/2017	$15,564	$4,693	$2,784	$3,176	$14,273	$5,206	$45,696
Average FPAUM(1)	$15,781	$4,836	$2,745	$3,152	$12,783	$4,907	$44,204

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Credit Group by its fee basis as of March 31, 2018 and 2017 (in millions):

FPAUM: $51,540	FPAUM: $45,696

The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of March 31, 2018 and 2017 (in millions):

AUM: $77,310	AUM: $65,231
(1) Includes $6.2 billion and $6.3 billion of AUM of funds for which we indirectly earn management fees as of March 31, 2018 and 2017, respectively.

Credit Group—Fund Performance Metrics as of March 31, 2018
The Credit Group managed 145 funds as of March 31, 2018 across the liquid and illiquid credit strategies. ARCC contributed approximately 56% of the Credit Group’s total management fees for the three months ended March 31, 2018. In addition to ARCC, four significant funds contributed approximately 8% of the Credit Group’s management fees for the three months ended March 31, 2018. Our significant non-drawdown funds are ARCC; one sub-advised fund; and one separately managed account over which we exercise sole investment discretion. Our significant drawdown funds are Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund; and Ares Capital Europe III, L.P. (“ACE III”), a 2015 vintage commingled fund, both of which focus on direct lending to European middle market companies. We do not present fund performance metrics for significant funds with less than two years of historical information, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one year anniversary of the fund's first investment or (ii) such time the fund is 50% or more invested.
The following table presents the performance data for our significant funds in the Credit Group that are not drawdown funds:

		As of March 31, 2018
			Returns(%)(1)
	Year of	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund	Inception	(in millions)	Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$14,982	N/A	3.4	N/A	3.4	N/A	11.8	U.S. Direct Lending
Sub-advised Client A(4)	2007	719	(1.0)	(1.1)	(1.0)	(1.1)	7.7	7.3	High Yield
Separately Managed Account Client B(4)	2016	704	(1.3)	(1.4)	(1.3)	(1.4)	5.1	4.7	High Yield

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

(4)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.
The following table presents the performance data of our significant drawdown funds:

			As of March 31, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACE II(7)	2013	$1,542	$1,216	$985	$490	$794	$1,284	1.4x	1.3x	10.3	7.6	E.U. Direct Lending
ACE III(8)	2015	5,355	2,822	2,232	136	2,413	2,549	1.2x	1.1x	17.4	12.9	E.U. Direct Lending

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

(3)
The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance income. The gross MoIC is before giving effect to management fees, performance income as applicable and other expenses.

(4)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance income. The net MoIC is after giving effect to management fees, performance income as applicable and other expenses.

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance income. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. Gross IRRs are calculated before giving effect to management fees, performance income as applicable, and other expenses.

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance income. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance income as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

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

(8)
ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the Euro denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the U.S. dollar denominated feeder fund are 17.2% and 12.7%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group
The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees	$49,887	$39,819	$10,068	25%
Other fees	340	340	—	—%
Compensation and benefits	(19,199)	(13,218)	(5,981)	(45)%
General, administrative and other expenses	(4,041)	(4,198)	157	4%
Fee Related Earnings	26,987	22,743	4,244	19%
Performance income-realized	4,398	—	4,398	NM
Performance income-unrealized	21,066	32,237	(11,171)	(35)%
Performance related compensation-realized	(3,560)	—	(3,560)	NM
Performance related compensation-unrealized	(18,694)	(25,505)	6,811	27%
Net performance income	3,210	6,732	(3,522)	(52)%
Investment income-realized	671	579	92	16%
Investment income (loss)-unrealized	(4,150)	8,546	(12,696)	NM
Interest and other investment income	329	152	177	116%
Interest expense	(1,228)	(1,513)	285	19%
Net investment income (loss)	(4,378)	7,764	(12,142)	NM
Performance related earnings	(1,168)	14,496	(15,664)	NM
Economic net income	$25,819	$37,239	(11,420)	(31)%
Realized income	$27,327	$22,345	4,982	22%

NM - Not meaningful

Accrued carried interest for the Private Equity Group includes the following:

	As of March 31,	As of December 31,
	2018	2017
	(Dollars in thousands)
ACOF III	$601,228	$570,578
ACOF IV	225,782	217,354
EIF V	—	16,215
Other funds	9,463	11,260
Total Private Equity Group	$836,473	$815,407

Performance income for the Private Equity Group includes the following:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
ACOF III	$2,794	$30,650	$33,444	$—	$(22,767)	$(22,767)
ACOF IV	1,604	8,428	10,032	—	54,823	54,823
ACOF V	—	—	—	—	5,719	5,719
EIF V	—	(16,215)	(16,215)	—	38	38
Other funds	—	(1,797)	(1,797)	—	(5,576)	(5,576)
Total Private Equity Group	$4,398	$21,066	$25,464	$—	$32,237	$32,237

The following tables present the components of the change in performance income - unrealized for the Private Equity Group:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
ACOF III	$(2,794)	$33,444	$—	$30,650	$—	$—	$(22,767)	$(22,767)
ACOF IV	(1,604)	10,032	—	8,428	—	54,823	—	54,823
ACOF V	—	—	—	—	—	5,719	—	5,719
EIF V	—	—	(16,215)	(16,215)	—	38	—	38
Other funds	—	1,099	(2,896)	(1,797)	—	1,009	(6,585)	(5,576)
Total Private Equity Group	$(4,398)	$44,575	$(19,111)	$21,066	$—	$61,589	$(29,352)	$32,237

Private Equity Group—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Fee Related Earnings:
Fee related earnings increased by $4.2 million, or 19%, to $27.0 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $10.1 million, or 25%, to $49.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Management fees from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), which began generating fees in March 2017, increased by $18.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Conversely, management fees from ACOF IV decreased by $8.1 million from the prior year period due to a reduced fee rate and change in fee basis in connection with the commencement of ACOF V's investment activities.
The effective management fee rate, excluding the effect of one-time catch-up fees, decreased from 1.22% for the three months ended March 31, 2017 to 1.20% for the three months ended March 31, 2018. The decrease in the effective fee rate was primarily the result of a reduced fee rate at ACOF IV.
Compensation and Benefits.  Compensation and benefits expenses increased by $6.0 million, or 45%, to $19.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to an increase in salary and benefits expense as a result of additional headcount needed to support an increasing asset base and pool of investments, as well as merit based increases. Compensation and benefits expense represented 38.5% of management fees for the three months ended March 31, 2018 compared to 33.2% for the three months ended March 31, 2017.
Performance Related Earnings:
Performance related earnings decreased by $15.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Performance related earnings were impacted by fluctuations of the following components:
 Net Performance Income. Net performance income includes realized and unrealized performance income, net of realized and unrealized performance related compensation. The impact of reversals of previously recognized performance income and the corresponding performance related compensation expense is reflected as a reduction in unrealized performance income and unrealized performance related compensation.
Net performance income decreased by $3.5 million, or 52%, to $3.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily driven by a $9.0 million decrease of net performance income attributable to ACOF IV, resulting from lower market appreciation of certain portfolio companies from the comparable period. Additionally, net performance income from EIF V decreased by $4.9 million from the comparable period due to a reduction in the valuation of one of the fund's assets. Offsetting these decreases was an $11.2 million increase in net performance income attributable to ACOF III from the comparable period due to continued market appreciation in one of its publicly traded retail portfolio companies.
Net Investment Income (loss).  Net investment income (loss) decreased by $12.1 million to a $4.4 million net investment loss for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, the decrease was primarily composed of unrealized depreciation of $4.5 million in our EIF V investment as a result of a decrease in valuation of one of the fund's assets and a $3.3 million decrease in our investment in an Asian corporate private equity fund primarily attributable to the lower market value of its portfolio investment in a publicly traded consumer products company. These decreases were offset by unrealized appreciation in our investment in ACOF III of $5.2 million primarily due to continued market appreciation in one of its publicly traded retail portfolio companies. In comparison, for the three months ended March 31, 2017, the increase in net investment income was primarily driven by unrealized market appreciation of $8.1 million on our investment in an Asian corporate private equity fund.
Realized Income:
Realized income increased by $5.0 million, or 22% , to $27.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was driven by an increase in FRE of $4.2 million and in net realized performance income of $0.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $11.4 million to $25.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of the fluctuations described above.

Private Equity Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the three months ended March 31, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2017	$18,557	$4,423	$1,550	$24,530
Net new equity commitments	13	—	—	13
Distributions	(24)	(218)	(40)	(282)
Change in fund value	182	(144)	4	42
Balance at 3/31/2018	$18,728	$4,061	$1,514	$24,303
Average AUM(1)	$18,643	$4,242	$1,532	$24,417

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2016	$18,162	$5,143	$1,736	$25,041
Net new equity commitments	26	16	—	42
Distributions	(18)	(578)	(48)	(644)
Change in fund value	214	(7)	7	214
Balance at 3/31/2017	$18,384	$4,574	$1,695	$24,653
Average AUM(1)	$18,273	$4,859	$1,716	$24,848

(1)	Represents the quarterly average of beginning and ending balances.

Private Equity Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the three months ended March 31, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2017	$12,073	$4,019	$766	$16,858
Commitments	13	—	—	13
Subscriptions/deployment/increase in leverage	29	1	174	204
Redemptions/distributions/decrease in leverage	(14)	(386)	(27)	(427)
Change in fund value	3	—	12	15
FPAUM Balance at 3/31/2018	$12,104	$3,634	$925	$16,663
Average FPAUM(1)	$12,089	$3,827	$846	$16,762

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2016	$6,454	$4,232	$628	$11,314
Commitments	7,625	16	—	7,641
Subscriptions/deployment/increase in leverage	179	160	41	380
Redemptions/distributions/decrease in leverage	(11)	(307)	(29)	(347)
Change in fund value	—	(236)	(43)	(279)
Change in fee basis	(1,527)	—	—	(1,527)
FPAUM Balance at 3/31/2017	$12,720	$3,865	$597	$17,182
Average FPAUM(1)	$9,587	$4,049	$613	$14,249

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Private Equity Group by its fee basis as of March 31, 2018 and 2017 (in millions):

FPAUM: $16,663	FPAUM: $17,182

The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of March 31, 2018 and 2017 (in millions):

AUM: $24,303	AUM: $24,653

Private Equity Group—Fund Performance Metrics as of March 31, 2018
The Private Equity Group managed 22 commingled funds and related co-investment vehicles as of March 31, 2018. ACOF III, ACOF IV, ACOF V, U.S. Power Fund III (“USPF III”), U.S. Power Fund IV (“USPF IV”) and EIF V, each considered a significant fund, combined for approximately 91% of the Private Equity Group’s management fees for the three months ended March 31, 2018. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. ACOF III and ACOF IV are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V is in deployment mode. Each of our U.S. power and energy infrastructure funds focuses on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. USPF III and USPF IV are in harvest mode, while EIF V is in deployment mode. We do not present fund performance metrics for significant funds with less than two years of historical information, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one year anniversary of the fund's first investment or (ii) such time the fund is 50% or more invested.
The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

			As of March 31, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF III	2007	$719	$1,350	$1,808	$1,851	$709	$2,560	1.4x	1.4x	7.5	4.8	U.S. Power and Energy Infrastructure
ACOF III	2008	4,713	3,510	3,867	6,216	4,369	10,585	2.7x	2.3x	31.2	23.3	Corporate Private Equity
USPF IV	2010	1,797	1,688	1,847	842	1,612	2,454	1.3x	1.2x	9.7	6.0	U.S. Power and Energy Infrastructure
ACOF IV	2012	5,527	4,700	4,004	2,502	4,539	7,041	1.8x	1.5x	22.7	15.5	Corporate Private Equity
EIF V	2015	785	802	332	77	297	374	1.1x	0.9x	NA	NA	U.S. Power and Energy Infrastructure
ACOF V	2017	7,753	7,850	2,445	12	2,502	2,514	1.0x	1.0x	NA	NA	Corporate Private Equity

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, performance fees as applicable and other expenses.

(4)
The net MoIC for the U.S. power and energy infrastructure funds is calculated at the fund-level. The net MoIC for the corporate private equity funds is calculated at the investment-level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance income. The net MoIC is after giving effect to management fees, performance income as applicable and other expenses.

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. Cash flows used in the gross IRR calculation are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, performance income as applicable, and other expenses.

(6)
The net IRR for the U.S. power and energy infrastructure funds is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRR for the corporate private equity funds is an annualized since inception net internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. Cash flows used in the net IRR calculations are assumed to occur at month end. For all funds, the net IRRs are calculated after giving effect to management fees, performance income as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. Including the timing on contribution and distributions to and from the corporate private equity funds, net investor IRRs since inception for ACOF III is 22.6% and for ACOF IV is 14.6%.

Real Estate Group
The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees	$15,173	$15,615	$(442)	(3)%
Other fees	3	(9)	12	NM
Compensation and benefits	(7,639)	(9,736)	2,097	22%
General, administrative and other expenses	(2,432)	(2,731)	299	11%
Fee Related Earnings	5,105	3,139	1,966	63%
Performance income-realized	13,638	27	13,611	NM
Performance income-unrealized	(2,040)	14,088	(16,128)	NM
Performance related compensation-realized	(8,221)	(16)	(8,205)	NM
Performance related compensation-unrealized	509	(8,438)	8,947	NM
Net performance income	3,886	5,661	(1,775)	(31)%
Investment income-realized	3,350	1,783	1,567	88%
Investment loss-unrealized	(1,232)	(444)	(788)	(177)%
Interest and other investment income (loss)	1,017	(181)	1,198	NM
Interest expense	(420)	(432)	12	3%
Net investment income	2,715	726	1,989	274%
Performance related earnings	6,601	6,387	214	3%
Economic net income	$11,706	$9,526	2,180	23%
Realized income	$13,669	$4,588	9,081	198%

NM - Not Meaningful

Accrued carried interest and incentive fee receivable for the Real Estate Group include the following:

	As of March 31,	As of December 31,
	2018	2017
	(Dollars in thousands)
US VIII	$37,269	$32,940
EF IV	40,893	50,801
Other real estate funds	42,087	37,528
Subtotal	120,249	121,269
Other fee generating funds(1)	14,387	15,362
Total Real Estate Group	$134,636	$136,631

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Performance income for the Real Estate Group includes the following:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
US VIII	$—	$4,329	$4,329	$—	$4,060	$4,060
EF IV	12,396	(9,907)	2,489	—	9,091	9,091
Other real estate funds	1,242	4,513	5,755	27	913	940
Subtotal	13,638	(1,065)	12,573	27	14,064	14,091
Other fee generating funds(1)	—	(975)	(975)	—	24	24
Total Real Estate Group	$13,638	$(2,040)	$11,598	$27	$14,088	$14,115

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of the change in performance income - unrealized for the Real Estate Group:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
US VIII	$—	$4,329	$—	$4,329	$—	$4,060	$—	$4,060
EF IV	(12,396)	2,489	—	(9,907)	—	9,091	—	9,091
Other real estate funds	(1,242)	6,828	(1,073)	4,513	(27)	1,973	(1,033)	913
Subtotal	(13,638)	13,646	(1,073)	(1,065)	(27)	15,124	(1,033)	14,064
Other fee generating funds(1)	—	210	(1,185)	(975)	—	375	(351)	24
Total Real Estate Group	$(13,638)	$13,856	$(2,258)	$(2,040)	$(27)	$15,499	$(1,384)	$14,088

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Fee Related Earnings:
Fee related earnings increased by $2.0 million, or 63%, to $5.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees decreased by $0.4 million, or 3%, to $15.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was largely driven by the liquidation of one of our European real estate equity funds combined with the winding down of certain other real estate equity funds nearing the end of their fund terms. The decrease was offset by $1.2 million of management fees earned from a recently launched U.S. real estate equity fund that began generating fees in the second quarter of 2017.
The effective management fee rate, excluding the effect of one-time catch-up fees, decreased from 0.97% for the three months ended March 31, 2017, to 0.94% for the three months ended March 31, 2018.
Compensation and Benefits.  Compensation and benefits expenses decreased by $2.1 million, or 22%, to $7.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily driven by a decrease in headcount and incentive based compensation. Compensation and benefits expenses represented 50.3% of management fees for the three months ended March 31, 2018 compared to 62.4% for the three months ended March 31, 2017.
Performance Related Earnings:
Performance related earnings increased by $0.2 million, or 3%, to $6.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Income.  Net performance income includes realized and unrealized performance income, net of realized and unrealized performance related compensation. The impact of reversals of previously recognized performance income and the corresponding performance related compensation expense is reflected as a reduction in unrealized performance income and performance related compensation.
Net performance income decreased by $1.8 million, or 31%, to $3.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily driven by a $1.6 million decrease in net performance income from European real estate equity funds, as a result of greater market appreciation of certain investments of Ares European Real Estate Fund IV (“EF IV”) in the the prior period compared to the current period.

Net Investment Income.  Net investment income increased by $2.0 million, or 274%, to $2.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was attributable to the following changes: (i) $0.9 million increase in unrealized gains in our investment in Ares European Property Enhancement Program II, L.P. (“EPEP II”) driven by appreciation of property values being greater in the current period than in the prior period; and (ii) $1.1 million increase in gains recognized from the revaluation of certain assets and liabilities denominated in foreign currencies as the Euro and pound sterling continued to strengthened against the U.S. dollar during the three months ended March 31, 2018.
Realized Income:
Realized income increased by $9.1 million, or 198%, to $13.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was driven by an increase in FRE of $2.0 million, an increase in net realized performance income of $5.4 million, primarily a result of realizations from EF IV, and an increase in realized investment income of $1.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $2.2 million, or 23%, to $11.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of the fluctuations described above.

Real Estate Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the three months ended March 31, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2017	$4,578	$2,704	$2,947	$10,229
Net new equity commitments	34	768	55	857
Distributions	(134)	(149)	(8)	(291)
Change in fund value	27	65	9	101
Balance at 3/31/2018	$4,505	$3,388	$3,003	$10,896
Average AUM(1)	$4,542	$3,046	$2,975	$10,563

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2016	$4,106	$3,100	$2,546	$9,752
Net new equity commitments	19	—	—	19
Net new debt commitments	—	—	273	273
Distributions	(19)	(118)	(71)	(208)
Change in fund value	30	68	7	105
Balance at 3/31/2017	$4,136	$3,050	$2,755	$9,941
Average AUM(1)	$4,121	$3,075	$2,651	$9,847

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the three months ended March 31, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2017	$3,062	$2,064	$1,063	$6,189
Commitments	29	737	—	766
Subscriptions/deployment/increase in leverage	38	98	—	136
Redemptions/distributions/decrease in leverage	(80)	(43)	(59)	(182)
Change in fund value	(3)	39	10	46
Change in fee basis	(38)	(166)	—	(204)
FPAUM Balance at 3/31/2018	$3,008	$2,729	$1,014	$6,751
Average FPAUM(1)	$3,035	$2,397	$1,039	$6,471

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2016	$2,891	$2,531	$1,118	$6,540
Subscriptions/deployment/increase in leverage	53	—	2	55
Redemptions/distributions/decrease in leverage	(137)	(20)	(18)	(175)
Change in fund value	(1)	(27)	13	(15)
Change in fee basis	(48)	—	—	(48)
FPAUM Balance at 3/31/2017	$2,758	$2,484	$1,115	$6,357
Average FPAUM(1)	$2,825	$2,508	$1,117	$6,450

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Real Estate Group by its fee basis as of March 31, 2018 and 2017 (in millions):

FPAUM: $6,751	FPAUM: $6,357
(1) Market value/other includes ACRE fee paying AUM, which is based on ACRE's stockholders' equity.

The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of March 31, 2018 and 2017 (in millions):

AUM: $10,896	AUM: $9,941

Real Estate Group—Fund Performance Metrics as of March 31, 2018
The Real Estate Group managed 41 funds in real estate debt and in real estate equity as of March 31, 2018. Two funds in our Real Estate Group, each considered a significant fund, combined for approximately 32% of the Real Estate Group’s management fees for the three months ended March 31, 2018: EF IV, a commingled fund focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany, and EPEP II, a commingled fund focused on Europe.
The following table presents the performance data for our significant funds in the Real Estate Group, each of which are drawdown funds:

			As of March 31, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,026	$1,302	$1,087	$465	$1,072	$1,537	1.4x	1.2x	20.2	12.7	E.U. Real Estate Equity
EPEP II(8)	2015	731	747	366	150	309	459	1.3x	1.2x	23.5	23.4	E.U. Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment level and is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, performance income as applicable and other expenses.

(4)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance income or has such fees rebated outside of the fund. The net MoIC is after giving effect to management fees, performance income as applicable and other expenses.

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. Cash flows used in the gross IRR calculation are assumed to occur at quarter-end. The gross IRRs are calculated before giving effect to management fees, performance income as applicable, and other expenses.

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance income or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance income as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 20.5% and 14.3%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.4x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
EPEP II is made up of dual currency investors and Euro currency investors. The gross and net MoIC presented in the chart are for dual currency investors as dual currency investors represent the largest group of investors in the fund. Multiples exclude foreign currency gains and losses since dual currency investors fund capital contributions and receive distributions in local deal currency (GBP or EUR) and therefore, do not realize foreign currency gains or losses. The gross and net IRRs for the euro currency investors, which include foreign currency gains and losses, are 23.1% and 22.8%, respectively. The gross and net MoIC for the Euro currency investors, which include foreign currency gains and losses, are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EPEP II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group
The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(30,606)	$(25,953)	$(4,653)	(18)%
General, administrative and other expenses	(18,616)	(19,313)	697	4%
Fee Related Earnings	(49,222)	(45,266)	(3,956)	(9)%
Investment income-realized	838	1,859	(1,021)	(55)%
Investment income (loss)-unrealized	1,231	(1,407)	2,638	NM
Interest and other investment income	1,247	874	373	43%
Interest expense	(548)	(476)	(72)	(15)%
Net investment income	2,768	850	1,918	NM
Performance related earnings	2,768	850	1,918	NM
Economic net income	$(46,454)	$(44,416)	(2,038)	(5)%
Realized income	$(47,780)	$(43,205)	(4,575)	(11)%

NM - Not Meaningful

Operations Management Group—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Fee Related Earnings:
Fee related earnings decreased by $4.0 million, or 9%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Fee related earnings were impacted by fluctuations of the following components:
Compensation and Benefits.  Compensation and benefits expenses increased by $4.7 million, or 18%, to $30.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily driven by annual merit increases and headcount growth from the comparable period.
General, Administrative and Other Expenses.  General, administrative and other expenses decreased by $0.7 million, or 4%, to $18.6 million for three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was the result of a $2.5 million one-time non-income tax payment made during the three months ended March 31, 2017. This decrease was offset by an increase in business support costs due to the growth and changes of our business.
Performance Related Earnings:
Performance related earnings increased by $1.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Performance related earnings were impacted by the fluctuations in net investment income.
Net Investment Income. Net investment income increased by $1.9 million from $0.9 million for the three months ended March 31, 2017 to net investment income of $2.8 million for the three months ended March 31, 2018. The increase is primarily due to an increase in net investment income of $2.0 million from our non-core fund investments from the comparable period.
Realized Income:
Realized income decreased by $4.6 million, or 11%, to $47.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily driven by a decrease in FRE of $4.0 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $2.0 million, or 5%, to $46.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was a result of the fluctuations described above.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of March 31, 2018, our cash and cash equivalents were $115.5 million and we had $140.0 million of borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to debt covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes and (8) make dividend payments to our common and preferred shareholders in accordance with our dividend policy.

In the normal course of business, we have paid dividends to our existing owners, including dividends sourced from investment income and performance income. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend paying such dividends. Unless quarterly dividends have been declared and paid (or declared and set apart for payment) on the preferred shares, we may not declare or pay or set apart payment for dividends on any common shares during the period. Dividends on the preferred shares are not cumulative and the preferred shares are not convertible into common shares or any other security.
Net realized performance income also provides a source of liquidity. Performance income is realized when a portfolio investment is profitably monetized and the fund’s cumulative returns are in excess of the preferred return or hurdle rate. Performance income is typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.
Our accrued carried interest by segment as of March 31, 2018 is set forth below. The Company did not record any contingent repayment obligation on accrued carried interest as of March 31, 2018.

	As of March 31, 2018
	Accrued Carried Interest	Eliminations(1)	Consolidated Accrued Carried Interest
Segment	(Dollars in thousands)
Credit Group	$156,713	$—	$156,713
Private Equity Group	836,473	—	836,473
Real Estate Group	120,249	—	120,249
Total	$1,113,435	$—	$1,113,435

(1)	Amounts represent accrued performance income earned from Consolidated Funds that are eliminated in consolidation.
Our condensed consolidated financial statements reflect the cash flows of our operating businesses as well as the results of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds when required to be consolidated into our condensed consolidated financial statements, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under GAAP; therefore, Consolidated Funds' investment activities are presented as cash flows from operations.

Cash Flows
The significant captions and amounts from our consolidated financial statements, which include the effects of our Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Statements of cash flows data
Net cash provided by (used in) operating activities	$81	(292)
Net cash used in investing activities	(3)	(10)
Net cash provided by (used in) financing activities	(86)	61
Effect of foreign exchange rate change	5	2
Net change in cash and cash equivalents	$(3)	$(239)
Operating Activities
Net cash provided by (used in) operating activities is primarily driven by our earnings in the respective periods after adjusting for non-cash compensation and unrealized performance income. Cash used to purchase investments, as well as the proceeds from the sale of such investments, is also reflected in the operating activities of the Company and our Consolidated Funds.
Our net cash flows provided by operating activities was $80.5 million for the three months ended March 31, 2018 compared to net cash flows used in operating activities of $291.8 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, net sales of investments were $96.4 million compared to net purchases of $64.7 million for the three months ended March 31, 2017. The change in cash used in operating activities was also driven by fluctuations in our net income.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Purchases of fixed assets were $2.9 million and $10.3 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2017, fixed asset purchases largely related to furniture, fixtures, equipment and leasehold improvements purchased for a new office location in Los Angeles.
Financing Activities
Net cash used in financing activities was $85.7 million for the three months ended March 31, 2018 compared to net cash provided by financing activities of $60.8 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, net cash outflows were primarily due to net repayments on debt facilities of the Company and our Consolidated funds and distributions to AOG unitholders and common shareholders offset by net proceeds from our common share issuance. For the three months ended March 31, 2017, net cash inflows were primarily from net borrowings on debt facilities of the Company and our Consolidated Funds partially offset by distributions to AOG unitholders and common shareholders.
Net repayments of our debt obligations were $26.0 million for the three months ended March 31, 2018 compared to net borrowings of $182.6 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we had net repayments under the Credit Facility offset by borrowings from a new Term Loan and Repurchase Agreement used to support purchases of CLOs that we manage within our risk retention vehicles. During the three months ended March 31, 2017, net borrowings under the Credit Facility were used to support payments of 2016 annual bonuses, whereas 2017 annual bonuses were paid in 2017. Our Consolidated Funds had net repayments of $67.6 million and $61.2 million for the three months ended March 31, 2018 and 2017, respectively.
    Distributions to our preferred, AOG and common shareholders were $97.2 million for the three months ended March 31, 2018 compared to $74.0 million for the three months ended March 31, 2017. The increase in distributions was primarily driven by a change in the timing of dividend payments to common shareholders as a result of our election to change our tax classification from a partnership to a corporation for U.S. federal income tax purposes. Dividends paid in the first quarter of 2017 reflected a portion of realized income generated in the fourth quarter of 2016, whereas dividends paid in the first quarter of 2018 reflected a portion of realized income generated in the five months ended on February 28, 2018, the last day of our election to be taxed as a partnership for U.S. federal income tax purposes. For our Consolidated Funds, net contributions were $7.0 million and $15.6 million for the three months ended March 31, 2018 and 2017, respectively.
Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

				As of March 31, 2018		December 31, 2017
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$140,000	3.38%	$210,000	3.09%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,469	4.21%	245,308	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	$35,205	35,042	3.24%	35,037	2.86%
2016 Term Loan(4)	12/21/2016	1/15/2029	$26,376	25,959	3.44%	25,948	3.08%
2017 Term Loan A(4)	3/22/2017	1/22/2028	$17,600	17,413	3.26%	17,407	2.90%
2017 Term Loan B(4)	5/10/2017	10/15/2029	$35,198	35,066	3.26%	35,062	2.90%
2017 Term Loan C(4)	6/22/2017	7/30/2029	$17,155	17,025	3.26%	17,078	2.88%
2017 Term Loan D(4)	11/16/2017	10/15/2030	$30,450	30,339	3.07%	30,336	2.77%
2018 Term Loan A(4)	1/12/2018	1/15/2030	$26,475	26,456	2.97%	—	N/A
Repurchase Agreement Loan(5)	3/13/2018	4/20/2030	$17,575	17,400	1.68%	—	N/A
Total debt obligations				$590,169		$616,176

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2018, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(4)
The 2016, 2017 and 2018 Term Loans (“Term Loans”) were entered into by a subsidiary of the Company that acts as a manager to a CLO. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another Term Loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient to cover the Term Loans, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee ranging from 0.03% to 0.04% of a maximum investment amount.

(5) See Repurchase Agreement below for details

As of March 31, 2018, we were in compliance with all covenants under our debt obligations.
Repurchase Agreement
In the first quarter ended March 31, 2018, we entered into a repurchase agreement with a third party. Under the terms of the agreement, we transferred certain fixed maturity securities to a third party and received cash as collateral in an amount equal to the estimated fair value of the securities at the inception of the transaction. The transfer did not meet the criteria for sale treatment as we did not relinquish control over the transferred assets. Therefore, the transferred assets remained in our Condensed Consolidated Statements of Financial Condition. The associated liability is recorded at the amount of cash received. We monitor the estimated fair value of the collateral and the securities throughout the duration of the transaction and additional collateral will be obtained if necessary. There is no restriction on the sale or re-pledge of the securities by the third party. At the termination of the repurchase agreement, the third party is expected to return the securities to us, and we are expected to return the cash received as collateral plus the applicable interest to the third party.
Common Share Offering

On March 12, 2018, we and AREC Holdings Ltd., a wholly owned subsidiary of Abu Dhabi Investment Authority (collectively, “ADIA”), completed a public offering of 15,000,000 common shares. In connection with this offering, ADIA sold 10,000,000 of its previously issued and outstanding common shares from which we received no proceeds. Additionally, we issued 5,000,000 common shares from which we received $105.9 million in gross proceeds. We incurred approximately $0.5 million of expenses in connection with this offering. The expenses have been treated as a reduction of the proceeds received from the offering and are presented on a net basis with the proceeds from the offering in shareholders' equity in the Condensed Consolidated Statements of Changes in Equity. Subsequent to March 31, 2018, the underwriters in the offering partially exercised their option to purchase additional common shares from ADIA. See Note 16, “Subsequent Events,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

We intend to use a portion of our available liquidity to make cash dividends to our preferred and common shareholders on a quarterly basis in accordance with our dividend policies. Our ability to make cash dividends to our preferred and common shareholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2018, we were required to maintain approximately $25.6 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common shares on a one-for-one basis. Subsequent exchanges may result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and thereby reduce the amount of tax that Ares Management, L.P. would otherwise be required to pay in the future. We and our wholly owned subsidiaries are parties to the tax receivable agreement (“TRA”), which provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that Ares Management, L.P. actually realizes as a result of such increases in tax basis, including increases in tax basis attributable to payments under the TRA and certain interest accrued thereon. This payment obligation is an obligation of Ares Management, L.P. or its wholly owned subsidiaries. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial.
Preferred Equity
As of March 31, 2018 and December 31, 2017, we had 12,400,000 shares of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by our board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.
Cash dividends to our common shareholders may be impacted by any corporate tax liability owed by us. In connection with the Preferred Equity issuance, the Ares Operating Group issued mirror preferred units (“GP Mirror Units”) to our wholly owned subsidiaries, which pay the same 7.00% rate per annum. Although income allocated to our wholly owned subsidiaries in respect of distributions on the GP Mirror Units is subject to tax, cash dividends to our preferred shareholders will not be reduced on account of any income taxes owed by us. As a result, the amounts ultimately distributed by us to our common shareholders may be reduced by any corporate taxes imposed on us.

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
Off‑Balance Sheet Arrangements
In the normal course of business, we engage in off‑balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Commitments and Contingencies
Capital Commitments
As of March 31, 2018 and December 31, 2017, we had aggregate unfunded commitments of $291.3 million and $285.7 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $16.3 million and $16.5 million in unfunded commitments to funds not managed by us as of March 31, 2018 and December 31, 2017, respectively.
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carryover to subsequent quarters. As of March 31, 2018, there are six remaining quarters as part of the fee waiver agreement, with a maximum of $60 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
Indemnifications
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of March 31, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
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
The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance income, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance income recognized to date. Due in part to our investment performance and the fact that our performance income is generally determined on a liquidation basis, as of March 31, 2018 and December 31, 2017, if the funds were liquidated at their fair values, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2018 and December 31, 2017, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $479.4 million and $476.1 million, respectively, of which approximately $372.4 million and $370.0 million, respectively, would be reimbursable to the Company by certain professionals who are the recipients of such carried interest.
Performance income is also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples.
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
Additionally, at the end of the life of the funds there could be a payment due to a fund by us if we have recognized more performance income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance income and investment income.
The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.
Our credit orientation has been a central tenet of our business across our debt and equity investment strategies. Our investment professionals benefit from our independent research and relationship networks in approximately 60 industries, and insights from our portfolio of active investments. We believe the combination of high-quality proprietary information flow and a consistent, rigorous approach to managing investments across our strategies has been, and we believe will continue to be, a major driver of our strong risk-adjusted returns and the stability and predictability of our income.
There have been no material changes in our market risks for the three months ended March 31, 2018. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2018 and December 31, 2017, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in our 2017 Form 10‑K.

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

3.2
Third Amended and Restated Limited Partnership Agreement of Ares Management, L.P. dated March 1, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-36429, filed with the SEC on March 1, 2018).

10.1*	Second Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., effective March 1, 2018.
10.2*	Third Amended and Restated Limited Partnership Agreement of Ares Offshore Holdings L.P., effective March 1, 2018.
10.3*	Second Amended and Restated Limited Partnership Agreement of Ares Investments L.P., effective March 1, 2018.
10.4*	Amended and Restated Investor Rights Agreement, effective March 1, 2018.
10.5*	2014 Equity Incentive Plan.
10.6*	Third Amended and Restated Exchange Agreement, effective March 1, 2018.
10.7*	Amended and Restated Tax Receivable Agreement, effective March 1, 2018.
10.8*	Form of Restricted Unit Agreement under the 2014 Equity Incentive Plan.
10.9*	Form of Deferred Restricted Unit Agreement under the 2014 Equity Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1*	Third Amended and Restated Agreement of Limited Liability Company of the General Partner of the Registrant, effective March 1, 2018.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:		Ares Management GP LLC, its general partner

Dated: May 7, 2018	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co‑Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: May 7, 2018	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)