Form 10-Q
period 2018-06-30
ARES MANAGEMENT LP
filed 2018-08-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The number of common shares representing limited partner interests outstanding as of July 27, 2018 was 98,398,340.

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

In this quarterly report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “Unconsolidated Reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our three segments, we have an Operations Management Group (the “OMG”) that consists of six independent, shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, business development/corporate strategy, legal/compliance and human resources. The OMG’s expenses are not allocated to our three reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non‑GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Notes to the Condensed Consolidated Financial Statements - Note 14. Segment Reporting.”

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

•
“fee related earnings” or “FRE”, a non-GAAP measure, refers to a component of ENI that is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it adjusts for the items included in the calculation of ENI and excludes performance income, performance related compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our core operating performance. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to FRE for the current period;

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

•
“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to FRE and RI for the current period. Prior to the introduction of RI, management used distributable earnings for this evaluation. Management believes RI is a more appropriate metric to evaluate the Company's current business operations;

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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

Ares Management, L.P.
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of June 30,	As of December 31,
	2018	2017
	(unaudited)	As adjusted
Assets
Cash and cash equivalents	$125,448	$118,929
Investments (includes accrued carried interest of $985,035 and $1,077,236, at June 30, 2018 and December 31, 2017, respectively)	1,466,247	1,724,571
Due from affiliates	172,428	165,750
Deferred tax asset, net	42,942	8,326
Other assets	100,183	130,341
Intangible assets, net	33,999	40,465
Goodwill	143,848	143,895
Assets of Consolidated Funds:
Cash and cash equivalents	836,274	556,500
Investments, at fair value	6,968,067	5,582,842
Due from affiliates	13,704	15,884
Dividends and interest receivable	14,634	12,568
Receivable for securities sold	225,764	61,462
Other assets	1,197	1,989
Total assets	$10,144,735	$8,563,522
Liabilities
Accounts payable, accrued expenses and other liabilities	$73,227	$81,955
Accrued compensation	87,254	27,978
Due to affiliates	62,344	39,184
Performance related compensation payable	730,782	822,084
Debt obligations	370,628	616,176
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	69,040	64,316
Payable for securities purchased	744,534	350,145
CLO loan obligations, at fair value	6,333,239	4,963,194
Fund borrowings	138,438	138,198
Total liabilities	8,609,486	7,103,230
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding at June 30, 2018 and December 31, 2017)	298,761	298,761
Non-controlling interest in Consolidated Funds	577,217	528,488
Non-controlling interest in Ares Operating Group entities	316,048	358,186
Controlling interest in Ares Management, L.P.:
Shareholders' equity (98,398,340 shares and 82,280,033 shares issued and outstanding at June 30, 2018 and at December 31, 2017, respectively)	349,981	279,065
Accumulated other comprehensive loss, net of tax	(6,758)	(4,208)
Total controlling interest in Ares Management, L.P.	343,223	274,857
Total equity	1,535,249	1,460,292
Total liabilities and equity	$10,144,735	$8,563,522

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As adjusted		As adjusted
Revenues
Management fees (includes ARCC Part I Fees of $29,866, $58,283 and $19,143, $52,400 for the three and six months ended June 30, 2018 and 2017, respectively)	$194,032	$180,768	$383,547	$352,813
Carried interest allocation	(13,444)	333,808	40,685	385,815
Incentive fees	7,740	4,216	12,811	7,381
Principal investment income	1,871	38,307	6,780	40,894
Administrative, transaction and other fees	13,964	15,098	26,429	29,538
Total revenues	204,163	572,197	470,252	816,441
Expenses
Compensation and benefits	138,992	131,219	273,631	255,558
Performance related compensation	(13,005)	261,705	12,873	302,407
General, administrative and other expenses	59,918	50,751	104,368	98,089
Transaction support expense	—	—	—	275,177
Expenses of Consolidated Funds	35,112	4,522	36,428	8,433
Total expenses	221,017	448,197	427,300	939,664
Other income (expense)
Net realized and unrealized gain (loss) on investments	3,267	(6,588)	2,428	(5,700)
Interest and dividend income	2,356	1,462	5,703	3,386
Interest expense	(6,076)	(5,354)	(12,945)	(10,233)
Other income (expense), net	(1,987)	2,822	(2,298)	19,318
Net realized and unrealized gain (loss) on investments of Consolidated Funds	34,487	(12,713)	21,402	19,323
Interest and other income of Consolidated Funds	92,633	38,326	157,055	79,818
Interest expense of Consolidated Funds	(56,754)	(26,875)	(101,179)	(58,197)
Total other income (expense)	67,926	(8,920)	70,166	47,715
Income (loss) before taxes	51,072	115,080	113,118	(75,508)
Income tax expense (benefit)	36,903	1,253	24,528	(33,011)
Net income (loss)	14,169	113,827	88,590	(42,497)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	9,882	(8,647)	10,249	7,208
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	16,062	72,596	49,168	(58,449)
Net income (loss) attributable to Ares Management, L.P.	(11,775)	49,878	29,173	8,744
Less: Preferred equity dividend paid	5,425	5,425	10,850	10,850
Net income (loss) attributable to Ares Management, L.P. common shareholders	$(17,200)	$44,453	$18,323	$(2,106)
Net income (loss) attributable to Ares Management, L.P. per common share:
Basic	$(0.20)	$0.54	$0.16	$(0.04)
Diluted	$(0.20)	$0.53	$0.16	$(0.04)
Weighted-average common shares:
Basic	98,037,252	81,829,086	91,861,946	81,469,967
Diluted	98,037,252	84,319,882	91,861,946	81,469,967
Dividend declared and paid per common share	$0.37	$0.13	$0.77	$0.41
Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As adjusted		As adjusted
Net income (loss)	$14,169	$113,827	$88,590	$(42,497)
Other comprehensive income:
Foreign currency translation adjustments	(12,377)	2,029	(6,892)	5,471
Total comprehensive income (loss)	1,792	115,856	81,698	(37,026)
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	4,193	(8,818)	7,735	7,038
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	12,131	74,461	47,340	(54,344)
Comprehensive income (loss) attributable to Ares Management, L.P.	$(14,532)	$50,213	$26,623	$10,280

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Preferred Equity	Shareholders' Equity	Accumulated Other Comprehensive Loss	Non-controlling Interest in Ares Operating Group Entities	Non-controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2017	$298,761	$279,065	$(4,208)	$358,186	$528,488	$1,460,292
Cumulative effect of the adoption of ASC 606	—	(10,827)	—	(17,117)	5,333	(22,611)
As adjusted balance at January 1, 2018	298,761	268,238	(4,208)	341,069	533,821	1,437,681
Adoption of ASU 2018-02 (see note #2)	—	1,202	(1,202)	—	—	—
Changes in ownership interests and related tax benefits	—	7,465	—	14,099	—	21,564
Contributions	—	106,283	—	764	70,990	178,037
Dividends/Distributions	(10,850)	(69,743)	—	(111,851)	(35,329)	(227,773)
Net income	10,850	18,323	—	49,168	10,249	88,590
Currency translation adjustment	—	—	(1,348)	(1,828)	(2,514)	(5,690)
Equity compensation	—	18,213	—	24,627	—	42,840
Balance at June 30, 2018	$298,761	$349,981	$(6,758)	$316,048	$577,217	$1,535,249
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
		As adjusted
Cash flows from operating activities:
Net income (loss)	$88,590	$(42,497)
Adjustments to reconcile net income (loss) to net cash used in operating activities	225,963	(92,537)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities allocable to non-controlling interests in Consolidated Funds	(1,634,788)	(61,985)
Cash flows due to changes in operating assets and liabilities	66,925	(144,249)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(34,335)	37,108
Net cash used in operating activities	(1,287,645)	(304,160)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(7,126)	(21,194)
Net cash used in investing activities	(7,126)	(21,194)
Cash flows from financing activities:
Proceeds from issuance of common shares	105,333	—
Proceeds from credit facility	325,000	165,000
Proceeds from term notes	44,050	70,009
Repayments of credit facility	(410,000)	(30,000)
Repayments of term loans	(206,089)	—
Distributions	(181,594)	(102,315)
Preferred equity distributions	(10,850)	(10,850)
Taxes paid in net settlement of vested common shares	(17,225)	(13,471)
Stock option exercise	950	1,036
Tax from share-based payment	44	81
Other financing activities	764	1,583
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	70,990	47,265
Distributions to non-controlling interests in Consolidated Funds	(35,329)	(46,876)
Borrowings under loan obligations by Consolidated Funds	2,206,816	1,314,026
Repayments under loan obligations by Consolidated Funds	(599,801)	(1,287,425)
Net cash provided by financing activities	1,293,059	108,063
Effect of exchange rate changes	8,231	11,686
Net change in cash and cash equivalents	6,519	(205,605)
Cash and cash equivalents, beginning of period	118,929	342,861
Cash and cash equivalents, end of period	$125,448	$137,256

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management, L.P. ("the Company"), a Delaware limited partnership treated as a corporation for U.S. federal income tax purposes, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: Credit, Private Equity and Real Estate. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its general partner, Ares Management GP LLC. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P. together with its subsidiaries.
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

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

do not become realized until the end of a fund’s life. As of June 30, 2018, if the funds were liquidated at their fair values, there would be a $0.2 million repayment obligation, and accordingly, the Company recorded a contingent repayment liability as June 30, 2018. As of December 31, 2017, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of December 31, 2017.

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

The Company has applied the change in accounting principle on a full retrospective basis, and prior periods presented have been recast to conform with the current period's presentation. The change in accounting principle did not change the timing or the amount of carried interest recognized. Instead, the change in accounting principle resulted in reclassification from performance income to carried interest allocation, and therefore did not have any impact on net income. See the tables below for the impact of the change in accounting principle of carried interest.

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

Prior to January 1, 2018, the Company accounted for incentive fees under Method 2 as described above. However, the accounting for incentive fees is separate and distinct from the accounting for carried interest because the incentive fees are contractual fee arrangements and do not represent allocations of returns from partners' capital accounts. The Company now accounts for incentive fees in accordance with ASC 606. Accordingly, the Company recognizes incentive fee revenue only when the amount is realized and no longer subject to reversal. Therefore, the Company no longer recognizes unrealized incentive fees in revenues in the condensed consolidated financial statements. The adoption of ASC 606 results in the delayed recognition of unrealized incentive fees in the condensed consolidated financial statements until they become realized at the end of the measurement period, which is typically annually.

The Company adopted ASC 606 for incentive fees using the modified retrospective approach with an effective date of January 1, 2018. The cumulative effect of the adoption resulted in the reversal of $22.6 million of unrealized incentive fees and is presented as a reduction to the opening balances of components of equity as of January 1, 2018.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the adjustments made in connection with the Company's change in accounting principle related to carried interest under ASC 323, Investments-Equity Method and Joint Ventures on the financial statement line items for the periods presented in the condensed consolidated financial statements:

Condensed Consolidated Statement of Financial Condition

	As of December 31, 2017
	As Previously Reported	Adjustments		As Adjusted
	(audited)
Assets
Investments ($1,077,236 of accrued carried interest)	$647,335	$1,077,236		$1,724,571
Performance income receivable	1,099,847	(1,099,847)		—
Other assets	107,730	22,611	(1)	130,341

(1)	Unrealized incentive fees receivable balance as of December 31, 2017.

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted

Revenues
Performance fees	$338,024	$(338,024)	$—
Carried interest allocation	—	333,808	333,808
Incentive fees	—	4,216	4,216
Principal investment income	—	38,307	38,307
Total revenues	533,890	38,307	572,197
Other income (expense)
Net realized and unrealized gain on investments	30,079	(36,667)	(6,588)
Interest and dividend income	3,102	(1,640)	1,462

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted

Revenues
Performance fees	$393,196	$(393,196)	$—
Carried interest allocation	—	385,815	385,815
Incentive fees	—	7,381	7,381
Principal investment income	—	40,894	40,894
Total revenues	775,547	40,894	816,441
Other income (expense)
Net realized and unrealized gain on investments	32,734	(38,434)	(5,700)
Interest and dividend income	5,846	(2,460)	3,386

The Company's change in accounting policy related to carried interest did not impact the Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Changes in Equity or Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2017.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the impact of incentive fees on the condensed consolidated financial statements upon the adoption of ASC 606 effective January 1, 2018:
Condensed Consolidated Statement of Financial Condition

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In accordance with the ASC 606 disclosure requirements, the following tables present the adjustments made by the Company to remove the effects of adopting ASC 606 on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018:

Condensed Consolidated Statement of Financial Condition

	As of June 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Cash and cash equivalents	$125,448	$—	$125,448
Investments ($985,035 of accrued carried interest)	$1,466,247		$1,466,247
Due from affiliates	$172,428		$172,428
Deferred tax asset, net	$42,942	$(199)	$42,743
Other assets	100,183	26,195	126,378
Total assets	10,144,735	25,996	10,170,731
Commitments and contingencies
Non-controlling interest in Consolidated Funds	577,217	(3,473)	573,744
Non-controlling interest in Ares Operating Group entities	316,048	18,109	334,157
Controlling interest in Ares Management, L.P.:
Shareholders' equity (98,398,340 shares issued and outstanding)	349,981	11,443	361,424
Accumulated other comprehensive loss, net of tax	(6,758)	(83)	(6,841)
Total controlling interest in Ares Management, L.P	343,223	11,360	354,583
Total equity	1,535,249	25,996	1,561,245
Total liabilities and equity	10,144,735	25,996	10,170,731

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues
Incentive fees	$7,740	$2,924	$10,664
Total revenues	204,163	2,924	207,087
Expenses
Expenses of Consolidated Funds	35,112	—	35,112
Total expenses	221,017	—	221,017
Other income (expense)
Other income (expense), net	(1,987)	12	(1,975)
Total other income	67,926	12	67,938
Income before taxes	51,072	2,936	54,008
Income tax benefit	36,903	(50)	36,853
Net income	14,169	2,986	17,155
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	9,882	3,579	13,461
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	16,062	(433)	15,629
Net income attributable to Ares Management, L.P.	(11,775)	(160)	(11,935)
Less: Preferred equity dividend paid	5,425		5,425
Net income attributable to Ares Management, L.P. common shareholders	(17,200)	(160)	(17,360)

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues
Incentive fees	$12,811	$3,780	$16,591
Total revenues	470,252	3,780	474,032
Expenses
Expenses of Consolidated Funds	36,428	—	36,428
Total expenses	427,300	—	427,300
Income before taxes	113,118	3,780	116,898
Income tax benefit	24,528	200	24,728
Net income	88,590	3,580	92,170
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	10,249	1,860	12,109
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	49,168	1,104	50,272
Net income attributable to Ares Management, L.P.	29,173	616	29,789
Less: Preferred equity dividend paid	10,850		10,850
Net income attributable to Ares Management, L.P. common shareholders	18,323	616	18,939

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Net income	$14,169	$2,986	$17,155
Other comprehensive income:
Foreign currency translation adjustments	(12,377)	(444)	(12,821)
Total comprehensive income	1,792	2,542	4,334
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	4,193	3,579	7,772
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	12,131	—	12,131
Comprehensive income attributable to Ares Management, L.P.	$(14,532)	$(1,037)	$(15,569)

Condensed Consolidated Statement of Comprehensive Income

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Net income	$88,590	$3,580	$92,170
Other comprehensive income:
Foreign currency translation adjustments	(6,892)	(195)	(7,087)
Total comprehensive income	81,698	3,385	85,083
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	7,735	1,860	9,595
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	47,340	992	48,332
Comprehensive income attributable to Ares Management, L.P.	$26,623	$533	$27,156

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Cash flows from operating activities:
Net income	$88,590	$3,580	$92,170
Cash flows due to changes in operating assets and liabilities	66,925	(1,720)	65,205
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(34,335)	(1,860)	(36,195)

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
In January 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Public Law No. 115-97 (the “Tax Cuts and Jobs Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This ASU also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted ASU 2018-02 in the three months ended March 31, 2018. As a result of the adoption of ASU 2018-02, $1.2 million of stranded tax effects resulting from the Tax Cuts and Jobs Act were reclassified from accumulated other comprehensive income to shareholders' equity during the three months ended March 31, 2018.

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
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	Weighted Average Amortization Period as of June 30, 2018	As of June 30,	As of December 31,
		2018	2017
Management contracts	3.0 years	$42,335	$67,306
Client relationships	10.0 years	38,600	38,600
Trade name	4.0 years	3,200	3,200
Other(1)	0.7 years	180	—
Intangible assets		84,315	109,106
Less: accumulated amortization		(50,316)	(68,641)
Intangible assets, net		$33,999	$40,465

(1)
In connection with the CION Ares Diversified Credit Fund, the Company pays upfront commissions to brokers that sell class C shares in the fund. The Company is then entitled to 12 months of service fees from the sold shares, which are recorded as revenue.

Amortization expense associated with intangible assets was $3.3 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.6 million and $10.5 million for the six months ended June 30, 2018 and 2017, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2018, the Company removed $25.0 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2017	$32,196	$58,600	$53,099	$143,895
Foreign currency translation	—	—	(47)	(47)
Balance as of June 30, 2018	$32,196	$58,600	$53,052	$143,848
There was no impairment of goodwill recorded during the six months ended June 30, 2018 and 2017. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS
The Company’s investments are comprised of:

			Percentage of total investments
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
		As adjusted		As adjusted
Private Investment Partnership Interests:
Equity method private investment partnership interests - principal (1)	$348,831	$340,354	23.8%	19.7%
Equity method - carried interest (1)	985,035	1,077,236	67.2%	62.5%
Equity method private investment partnership interests - other	70,780	74,439	4.8%	4.3%
Other private investment partnership interests	38,097	35,748	2.6%	2.1%
Total private investment partnership interests	1,442,743	1,527,777	98.4%	88.6%
Collateralized loan obligations	22,125	195,158	1.5%	11.3%
Common stock	1,379	1,636	0.1%	0.1%
Total investments	$1,466,247	$1,724,571

(1)	Interest or portion of the interest is denominated in foreign currency and is translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant under SEC guidance. For the three and six months ended June 30, 2018 and 2017, no individual equity method investment held by the Company met the significance criteria.

The Company recognized net gains related to its equity method investments of $3.8 million and $38.3 million for the three months ended June 30, 2018 and 2017, respectively, and $7.3 million and $41.3 million for the six months ended June 30, 2018 and 2017, respectively. These amounts are included within both principal investment income and within net realized and unrealized gain on investments within the Consolidated Statements of Operations.

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
United States:
Fixed income securities:
Consumer discretionary	$1,714,080	$1,295,732	24.8%	23.2%
Consumer staples	76,664	55,073	1.1%	1.0%
Energy	169,208	176,836	2.4%	3.2%
Financials	424,838	270,520	6.1%	4.8%
Healthcare, education and childcare	665,530	449,888	9.6%	8.1%
Industrials	407,280	370,926	5.8%	6.6%
Information technology	175,704	167,089	2.5%	3.0%
Materials	189,786	185,170	2.7%	3.3%
Telecommunication services	625,619	399,617	9.0%	7.2%
Utilities	79,660	77,102	1.1%	1.4%
Total fixed income securities (cost: $4,573,566 and $3,459,318 at June 30, 2018 and December 31, 2017, respectively)	4,528,369	3,447,953	65.1%	61.8%
Equity securities:
Energy	60	126	0.0%	0.0%
Total equity securities (cost: $2,265 and $2,265 at June 30, 2018 and December 31, 2017, respectively)	60	126	0.0%	0.0%
Partnership and interests
Partnership and interests	251,608	232,332	3.6%	4.2%
Total partnership and LLC interests (cost: $206,000 and $190,000 at June 30, 2018 and December 31, 2017, respectively)	251,608	232,332	3.6%	4.2%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Europe:
Fixed income securities:
Consumer discretionary	$772,714	$604,608	11.1%	10.8%
Energy	14,833	2,413	0.2%	0.0%
Consumer staples	90,207	76,361	1.3%	1.4%
Financials	127,141	81,987	1.8%	1.5%
Healthcare, education and childcare	234,696	209,569	3.4%	3.8%
Industrials	124,690	145,706	1.8%	2.6%
Information technology	21,329	21,307	0.3%	0.4%
Materials	184,342	213,395	2.6%	3.8%
Telecommunication services	256,032	182,543	3.7%	3.3%
Total fixed income securities (cost: $1,849,235 and $1,545,297 at June 30, 2018 and December 31, 2017, respectively)	1,825,984	1,537,889	26.2%	27.6%
Equity securities:
Healthcare, education and childcare	51,010	63,155	0.7%	1.1%
Total equity securities (cost: $67,198 and $67,198 at June 30, 2018 and December 31, 2017, respectively)	51,010	63,155	0.7%	1.1%
Asia and other:
Fixed income securities:
Consumer discretionary	1,878	2,008	0.0%	0.0%
Financials	4,288	12,453	0.1%	0.2%
Telecommunication services	20,888	21,848	0.3%	0.4%
Total fixed income securities (cost: $27,737 and $36,180 at June 30, 2018 and December 31, 2017, respectively)	27,054	36,309	0.4%	0.6%
Equity securities:
Consumer discretionary	43,647	59,630	0.6%	1.1%
Consumer staples	42,717	45,098	0.6%	0.8%
Healthcare, education and childcare	44,637	44,637	0.6%	0.8%
Industrials	50,795	16,578	0.7%	0.3%
Total equity securities (cost: $122,418 and $122,418 at June 30, 2018 and December 31, 2017, respectively)	181,796	165,943	2.5%	3.0%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Canada:
Fixed income securities:
Consumer discretionary	$7,287	$6,757	0.1%	0.1%
Consumer staples	36,420	15,351	0.5%	0.3%
Energy	4,895	33,715	0.1%	0.6%
Industrials	27,356	18,785	0.4%	0.3%
Telecommunication services	12,569	6,189	0.2%	0.1%
Total fixed income securities (cost: $89,165 and $80,201 at June 30, 2018 and December 31, 2017, respectively)	88,527	80,797	1.3%	1.4%
Equity securities:
Consumer discretionary	—	5,912	—%	0.1%
Total equity securities (cost: $ 0 and $17,202 at June 30, 2018 and December 31, 2017, respectively)	—	5,912	—%	0.1%
Australia:
Fixed income securities:
Consumer discretionary	11,932	10,863	0.2%	0.2%
Energy	1,727	1,563	0.0%	0.0%
Total fixed income securities (cost: $13,915 and $12,714 at June 30, 2018 and December 31, 2017, respectively)	13,659	12,426	0.2%	0.2%
Total fixed income securities	6,483,593	5,115,374	93.2%	91.6%
Total equity securities	232,866	235,136	3.2%	4.2%
Total partnership interests	251,608	232,332	3.6%	4.2%
Total investments, at fair value	$6,968,067	$5,582,842
At June 30, 2018 and December 31, 2017, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of June 30, 2018:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$22,125	$—	$22,125
Equity securities	353	1,026	—	—	1,379
Partnership interests	—	—	47,219	38,097	85,316
Total investments, at fair value	353	1,026	69,344	38,097	108,820
Derivatives—foreign exchange contracts	—	803	—	—	803
Total assets, at fair value	$353	$1,829	$69,344	$38,097	$109,623
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(2,252)	$—	$—	$(2,252)
Total liabilities, at fair value	$—	$(2,252)	$—	$—	$(2,252)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$88,672	$7,634	$96,306
Loans	—	5,886,315	474,741	6,361,056
Collateralized loan obligations	—	26,231	—	26,231
Total fixed income investments	—	6,001,218	482,375	6,483,593
Equity securities	48,283	—	184,583	232,866
Partnership interests	—	—	251,608	251,608
Total investments, at fair value	48,283	6,001,218	918,566	6,968,067
Derivatives:
Asset swaps - other	—	—	953	953
Total assets, at fair value	$48,283	$6,001,218	$919,519	$6,969,020
Liabilities, at fair value
Asset swaps - other	$—	$—	$(723)	$(723)
Loan obligations of CLOs	—	(6,333,239)	—	(6,333,239)
Total liabilities, at fair value	$—	$(6,333,239)	$(723)	$(6,333,962)

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2017:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$195,158	$—	$195,158
Equity securities	520	1,116	—	—	1,636
Partnership interests	—	—	44,769	35,998	80,767
Total investments, at fair value	520	1,116	239,927	35,998	277,561
Derivatives—foreign exchange contracts	—	498	—	—	498
Total assets, at fair value	$520	$1,614	$239,927	$35,998	$278,059
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(2,639)	$—	$—	$(2,639)
Total liabilities, at fair value	$—	$(2,639)	$—	$—	$(2,639)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$82,151	$7,041	$89,192
Loans	—	4,755,335	260,848	5,016,183
Collateralized loan obligations	—	10,000	—	10,000
Total fixed income investments	—	4,847,486	267,889	5,115,375
Equity securities	72,558	—	162,577	235,135
Partnership interests	—	—	232,332	232,332
Total investments, at fair value	72,558	4,847,486	662,798	5,582,842
Derivatives:
Asset swaps - other	—	—	1,366	1,366
Total derivative assets, at fair value	—	—	1,366	1,366
Total assets, at fair value	$72,558	$4,847,486	$664,164	$5,584,208
Liabilities, at fair value
Asset swaps - other	$—	$—	$(462)	$(462)
Loan obligations of CLOs	—	(4,963,194)	—	(4,963,194)
Total liabilities, at fair value	$—	$(4,963,194)	$(462)	$(4,963,656)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2018:

	Level III Assets
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$242,984	$44,769	$287,753
Sales/settlements(2)	(219,744)	—	(219,744)
Realized and unrealized appreciation (depreciation), net	(1,115)	2,450	1,335
Balance, end of period	$22,125	$47,219	$69,344
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(100)	$2,450	$2,350

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$160,422	$240,763	$252,700	$86	$653,971
Transfer in	—	94,776	—	—	94,776
Transfer out	—	(68,328)	—	—	(68,328)
Purchases(1)	—	273,879	6,000	—	279,879
Sales/settlements(2)	—	(57,206)	—	(17)	(57,223)
Amortized discounts/premiums	—	(9)	—	(21)	(30)
Realized and unrealized appreciation (depreciation), net	24,161	(1,500)	(7,092)	182	15,751
Balance, end of period	$184,583	$482,375	$251,608	$230	$918,796
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(2,090)	$(3,785)	$—	$134	$(5,741)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$108,253	$33,410	$141,663	$1,909
Purchases(1)	60,242	—	60,242	—
Sales/settlements(2)	(3,324)	—	(3,324)	—
Realized and unrealized depreciation, net	(364)	—	(364)	31
Balance, end of period	$164,807	$33,410	$198,217	$1,940
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(625)	$—	$(625)	$31

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$142,358	$278,829	$196,690	$845	$618,722
Transfer in	444	18,356	—	—	18,800
Transfer out	—	(108,757)	—	—	(108,757)
Purchases(1)	—	56,292	50,000	—	106,292
Sales/settlements(2)	—	(60,481)	(30,000)	(888)	(91,369)
Amortized discounts/premiums	—	(78)	—	(100)	(178)
Realized and unrealized appreciation, net	3,472	3,418	1,050	2,952	10,892
Balance, end of period	$146,274	$187,579	$217,740	$2,809	$554,402
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$3,472	$(277)	$1,050	$3,145	$7,390

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2018:

	Level III Assets
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$195,158	$44,769	$239,927
Deconsolidation of fund	78	—	78
Purchases(1)	48,731	—	48,731
Sales/settlements(2)	(220,571)	—	(220,571)
Realized and unrealized appreciation (depreciation), net	(1,271)	2,450	1,179
Balance, end of period	$22,125	$47,219	$69,344
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(829)	$2,450	$1,621

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$162,577	$267,889	$232,332	$904	$663,702
Deconsolidation of fund		(233)			(233)
Transfer in	—	95,450	—	—	95,450
Transfer out	—	(73,777)	—	—	(73,777)
Purchases(1)	—	313,462	16,000	—	329,462
Sales/settlements(2)	—	(117,503)	—	(194)	(117,697)
Amortized discounts/premiums	—	35	—	(14)	21
Realized and unrealized appreciation (depreciation), net	22,006	(2,948)	3,276	(466)	21,868
Balance, end of period	$184,583	$482,375	$251,608	$230	$918,796
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(12,211)	$(1,671)	$3,276	$(566)	$(11,172)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$89,111	$33,410	$122,521	$22,156
Purchases(1)	80,684	169	80,853	—
Sales/settlements(2)	(5,241)	—	(5,241)	—
Realized and unrealized appreciation (depreciation), net	253	(169)	84	(20,216)
Balance, end of period	$164,807	$33,410	$198,217	$1,940
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$(155)	$—	$(155)	$61

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$130,690	$242,253	$171,696	$(2,708)	$541,931
Transfer in	—	34,182	—	—	34,182
Transfer out	(6,160)	(108,806)	—	—	(114,966)
Purchases(1)	6,692	93,111	73,000	—	172,803
Sales/settlements(2)	—	(76,714)	(30,000)	1,966	(104,748)
Amortized discounts/premiums	—	46	—	216	262
Realized and unrealized appreciation, net	15,052	3,507	3,044	3,335	24,938
Balance, end of period	$146,274	$187,579	$217,740	$2,809	$554,402
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$15,749	$(785)	$3,044	$3,914	$21,922

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the six months ended June 30, 2018, there were no transfers between Level I and Level II fair value measurements.
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of June 30, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$47,219	Other	N/A	N/A
Collateralized loan obligations	22,125	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$69,344

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of December 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Partnership interests	$44,769	Other	N/A	N/A
Collateralized loan obligations	195,158	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$239,927

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of June 30, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$51,010	Enterprise value market multiple analysis	EBITDA multiple(2)	7.7x	7.7
	44,637	Market approach (comparable companies)	Net income multiple	51.8x	51.8
			Illiquidity discount	25.0%	25.0%
	60	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	88,876	Transaction price(1)	N/A	N/A	N/A
Partnership interest	251,608	Discounted cash flow	Discount rate	17.0%	17.0%
Fixed income securities
	434,397	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	47,978	Income approach	Yield	7.8% - 15.2%	11.3%
Derivative instruments	953	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$919,519
Liabilities
Derivatives instruments	$(723)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(723)

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$63,155	Enterprise value market multiple analysis	EBITDA multiple	2.7x	2.7x
	61,215	Market approach (comparable companies)	Net income multiple Illiquidity discount	27.0x - 36.2x 25.0%	33.7x 25.0%
	126	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	38,081	Transaction price(1)	N/A	N/A	N/A
Partnership interest	232,332	Discounted cash flow	Discount rate	19.0%	19.0%
Fixed income securities
	222,413	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	45,243	Income approach	Yield	10.8% - 22.5%	12.1%
	233	Market approach (comparable companies)	EBITDA multiple	6.5x	6.5x
Derivative instruments	1,366	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$664,164
Liabilities
Derivatives instruments	$(462)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(462)

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

The Company's investments valued using net asset value (“NAV”) per share have terms and conditions that do not allow for redemption without certain events or approvals that are outside the Company's control. A summary of fair value by segment and the remaining unfunded commitments are presented below:

	As of June 30, 2018		As of December 31, 2017
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Non-core investments(1)	$38,097	$16,286	$35,998	$16,492
Total	$38,097	$16,286	$35,998	$16,492

(1) Non-core investments are reported within OMG.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018				As of December 31, 2017
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$13,733	$803	$86,130	$2,252	$13,724	$498	$51,026	$2,639
Total derivatives, at fair value(2)	$13,733	$803	$86,130	$2,252	$13,724	$498	$51,026	$2,639

	As of June 30, 2018				As of December 31, 2017
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Asset swap - other	4,558	953	1,351	723	5,363	1,366	1,840	462
Total derivatives, at fair value(3)	4,558	953	1,351	723	5,363	1,366	1,840	462

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	As of June 30, 2018 and December 31, 2017, the Company had the right to, but elected not to, offset $0.8 million and $0.5 million of its derivative assets and liabilities, respectively.

(3)	As of June 30, 2018 and December 31, 2017, the Consolidated Funds offset $0.3 million and $0.4 million of their derivative assets and liabilities, respectively.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2018		As of December 31, 2017
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$125,000	3.63%	$210,000	3.09%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,628	4.21%	245,308	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	—	—	N/A	35,037	2.86%
2016 Term Loan(4)	12/21/2016	1/15/2029	—	—	N/A	25,948	3.08%
2017 Term Loan A(4)	3/22/2017	1/22/2028	—	—	N/A	17,407	2.90%
2017 Term Loan B(4)	5/10/2017	10/15/2029	—	—	N/A	35,062	2.90%
2017 Term Loan C(4)	6/22/2017	7/30/2029	—	—	N/A	17,078	2.88%
2017 Term Loan D(4)	11/16/2017	10/15/2030	—	—	N/A	30,336	2.77%
Total debt obligations				$370,628		$616,176

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2018, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(4)
The 2016 and 2017 Term Loans (“Term Loans”) were entered into by a subsidiary of the Company that acts as a manager to CLOs. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another Term Loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient to cover the Term Loans, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

As of June 30, 2018, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
Subsequent to the removal of the U.S. risk retention requirements related to open–market CLO managers, the Company sold $219.3 million of its CLO securities and used the proceeds to pay off the related 2015-2017 Term Loans and settle a repurchase agreement of $206.0 million during the three months ended June 30, 2018. The resulting loss from the debt extinguishment was immaterial.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Term Loans	Repurchase Agreement Loan
Unamortized debt issuance costs as of December 31, 2017	$6,543	$1,571	$1,171	$—
Debt issuance costs incurred	—	—	173	259
Amortization of debt issuance costs	(786)	(121)	(56)	(7)
Debt extinguishment expense	—	—	(1,288)	(252)
Unamortized debt issuance costs as of June 30, 2018	$5,757	$1,450	$—	$—

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs ("Consolidated CLOs") represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs. As of June 30, 2018 and December 31, 2017 the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of June 30, 2018			As of December 31, 2017
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$6,189,246	$6,111,930	11.00	$4,801,582	$4,776,883	10.57
Subordinated notes(2)	319,840	221,309	11.40	276,169	186,311	11.25
Total loan obligations of Consolidated CLOs	$6,509,086	$6,333,239		$5,077,751	$4,963,194

(1)
Original borrowings under the senior secured notes totaled $6.2 billion, with various maturity dates ranging from October 2024 to October 2030. The weighted average interest rate as of June 30, 2018 was 5.21%.

(2)
Original borrowings under the subordinated notes totaled $319.8 million, with various maturity dates ranging from October 2024 to October 2030. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company except to the extent the debt is guaranteed by a subsidiary or if a general partner is liable for the Consolidated Fund’s liabilities under applicable law. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2018 and December 31, 2017, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of June 30, 2018 and December 31, 2017:

			As of June 30, 2018			As of December 31, 2017
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$13,376	3.88%		$12,942	2.88%
	6/29/2019	46,632	46,632	EURIBOR + 1.55%	(2)	48,042	1.55%	(2)
	3/7/2019	71,500	71,500	3.47%		71,500	2.88%
Revolving Term Loan	1/31/2022	1,900	1,216	8.07%		—	—%
	8/19/2019	11,429	5,714	9.32%		5,714	5.86%
Total borrowings			$138,438			$138,198

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus an applicable margin.
8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2018, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of June 30, 2018 and December 31, 2017, the Company had aggregate unfunded commitments of $284.5 million and $285.7 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $16.3 million and $16.5 million in commitments to funds not managed by the Company as of June 30, 2018 and December 31, 2017, respectively.
ARCC Fee Waiver
In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carryover to subsequent quarters. As of June 30, 2018, there are five remaining quarters as part of the fee waiver agreement, with a maximum of $50 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
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
At June 30, 2018 and December 31, 2017, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

been approximately $472.9 million and $476.1 million, respectively, of which approximately $367.5 million and $370.0 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2018, if the funds were liquidated at their fair values, there would be $0.2 million of repayment obligations, and accordingly, the Company recorded a contingent repayment liability as June 30, 2018. As of December 31, 2017, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of December 31, 2017.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2018	2017
Due from affiliates:
Management fees receivable from non-consolidated funds	$132,132	$126,506
Payments made on behalf of and amounts due from non-consolidated funds and employees	40,296	39,244
Due from affiliates—Company	$172,428	$165,750
Amounts due from portfolio companies and non-consolidated funds	$13,704	$15,884
Due from affiliates—Consolidated Funds	$13,704	$15,884
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,603	$5,213
Management fees received in advance	4,746	1,729
Tax receivable agreement liability	12,925	3,503
Payable to company employees(1)	24,701	24,542
Payments made by non-consolidated funds on behalf of and payable by the Company	17,369	4,197
Due to affiliates—Company	$62,344	$39,184

(1)	Prior year amount of $24.5 million was reclassified from performance related compensation payable to due to affiliates to conform with current year presentation.

Due from Ares Funds and Portfolio Companies
In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non-consolidated funds for which it is reimbursed. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional services, travel and other costs associated with particular portfolio company holdings are subject to reimbursement by the portfolio companies. The Company reimbursed ARCC approximately $0.6 million for certain recurring rent and utilities incurred by ARCC during the first quarter of 2018. In addition, during the three months ended June 30, 2018, the Company reimbursed ARCC approximately $2.2 million, $3.0 million, $3.2 million and $2.9 million of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to ARCC of $11.8 million. Beginning April 1, 2018, the Company will bear these expenses.
ARCC Investment Advisory and Management Agreement
In connection with ARCC's board approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150% effective on June 21, 2019, (unless ARCC receives earlier stockholder approval), the investment advisory and management agreement will be amended prior to June 21, 2019 (or such earlier date), to reduce the annual base management fee paid to the Company from 1.5% to 1.0% on all assets financed using leverage over 1.0 times debt to equity.
10. INCOME TAXES
Effective March 1, 2018, the Company elected to be treated as a corporation for U.S. federal income tax purposes, while remaining a limited partnership under state law. A portion of the Company’s operations was and continues to be held through AHI and corporate subsidiaries of Ares Investments. AHI and such corporate subsidiaries are U.S. corporations and subject to U.S. corporate tax on earnings that flow through from subsidiary entities. The income of such corporations has historically been subject to U.S. federal, state and local income taxes, and certain of its foreign subsidiaries continue to be subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). Prior to March 1, 2018, a substantial portion of the Company’s earnings flowed through to owners of the Company without being subject to entity level income taxes. Consequently, a significant portion of the Company’s earnings did not reflect a provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. Beginning March 1, 2018, this portion of the Company’s earnings was subject to U.S. corporate tax.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company recorded an income tax expense of $36.9 million and $24.5 million for the three and six months ended June 30, 2018, respectively. In connection with its election to be taxed as a corporation effective March 1, 2018, the Company recorded two significant one-time deferred tax items. The first item is a deferred tax liability arising from the embedded net unrealized gains of both carried interest and the investment portfolio that were not previously subject to corporate taxes. Cash taxes will only be paid on unrealized gains to the extent realized. The second item is a deferred tax asset representative of book to tax bases differences resulting from allocations of equity account balances upon ownership changes. This asset will ultimately be unwound on conversion of the AOG units to common shares by the private unitholders, will have no impact on the Statement of Operations and will not result in the Company paying any more or less taxes. During the quarter ended June 30, 2018, the Company determined it did not control the actions of the AOG unitholders and, therefore, the timing of the recognition of the benefit, and established a $28.9 million valuation allowance against the deferred tax asset, effectively increasing the provision for income taxes. Consequently, this deferred tax asset had no impact on the income tax provision for the six months ended June 30, 2018. The Company had an income tax expense of $1.3 million for the three months ended June 30, 2017. For the six months ended June 30, 2017, the Company had an income tax benefit of $33.0 million primarily driven by the one-time ARCC-ACAS transaction support payment.
Supplemental information on an unaudited pro forma basis, as if the Company's election to be treated as a corporation for U.S. federal income tax purposes was effective for the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30,
			2017
	2018	2017	Pro forma
Provision for Income Taxes - The Company
Income tax expense of the Company	$36,834	$857	$18,815

Provision for Income Taxes - Consolidated Funds
Income tax expense of the Consolidated Funds	69	396	396
Total Provision for Income Taxes	$36,903	$1,253	$19,211

	Six Months Ended June 30,
			2017
	2018	2017	Pro forma
Provision for Income Taxes - The Company
Income tax expense (benefit) of the Company	$24,459	$(33,875)	$(9,528)

Provision for Income Taxes - Consolidated Funds
Income tax expense of the Consolidated Funds	69	864	864
Total Provision for Income Taxes	$24,528	$(33,011)	$(8,664)

The 2017 pro forma tax information was calculated as if the Company's election to be treated as a corporation for U.S. federal income tax purposes was effective for the three and six months ended June 30, 2017.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate entities that are subject to income taxes and those subsidiaries that are not. For the three and six months ended June 30, 2018 and 2017, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of June 30, 2018, the Company’s U.S. federal income tax returns for the years 2014 through 2018 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2013 to 2018. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
11. EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing income available to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method.
For the three and six months ended June 30, 2018 and the six months June 30, 2017, the two-class method was the more dilutive method for the unvested restricted units. For the three months ended June 30, 2017, the treasury stock method was the more dilutive method for the unvested restricted units. No participating securities had rights to undistributed earnings during any period presented.
The computation of diluted earnings per common share for the three and six months ended June 30, 2018 and 2017 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Options	19,111,390	21,155,026	19,471,589	21,244,858
Restricted units	15,271,381	39,082	15,811,964	14,463,590
AOG Units	120,231,237	130,249,329	124,211,007	130,325,826

The following table presents the computation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Ares Management, L.P. common shareholders	$(17,200)	$44,453	$18,323	$(2,106)
Earnings distributed to participating securities (restricted units)	(1,970)	(419)	(3,877)	(1,246)
Net income (loss) available to common shareholders	$(19,170)	$44,034	$14,446	$(3,352)
Basic weighted-average common shares	98,037,252	81,829,086	91,861,946	81,469,967
Basic earnings (loss) per common share	$(0.20)	$0.54	$0.16	$(0.04)
Net income (loss) attributable to Ares Management, L.P. common shareholders	$(17,200)	$44,453	$18,323	$(2,106)
Earnings distributed to participating securities (restricted units)	(1,970)	—	(3,877)	(1,246)
Net income (loss) available to common shareholders	$(19,170)	$44,453	$14,446	$(3,352)
Effect of dilutive shares:
Restricted units	—	2,490,796	—	—
Diluted weighted-average common shares	98,037,252	84,319,882	91,861,946	81,469,967
Diluted earnings (loss) per common share	$(0.20)	$0.53	$0.16	$(0.04)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the Ares Management, L.P. 2014 Equity Incentive Plan (the “Equity Incentive Plan”). Based on a formula as defined in the Equity Incentive Plan, the total number of shares available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year.  Accordingly, on January 1, 2018, the total number of shares available for issuance under the Equity Incentive Plan increased to 31,853,504 shares, and as of June 30, 2018, 29,311,383 shares remain available for issuance.
Generally, unvested phantom units, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Restricted units	$18,516	$14,601	$36,547	$25,818
Options	3,630	3,931	6,293	7,413
Phantom units	361	385	754	775
Equity-based compensation expense	$22,507	$18,917	$43,594	$34,006
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
The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common share multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Dividend Equivalent”). For the three and six months ended June 30, 2018, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $5.8 million and $12.4 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When restricted units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity during the six months ended June 30, 2018:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2018	13,751,888	$17.58
Granted	3,681,702	23.58
Vested	(1,903,923)	16.93
Forfeited	(258,286)	19.55
Balance - June 30, 2018	15,271,381	$19.07
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $215.0 million as of June 30, 2018 and is expected to be recognized over the remaining weighted average period of 3.48 years.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the six months ended June 30, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2018	20,495,025	$18.99	6.09	$20,611
Granted	—		—
Exercised	(50,000)	19.00	—	90
Expired	(889,432)	19.00	—
Forfeited	(444,203)	19.00	—
Balance - June 30, 2018	19,111,390	$18.99	5.81	$32,655
Exercisable at June 30, 2018	12,715,808	$19.00	5.78	$21,672
As of June 30, 2018, there was $12.3 million of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of 0.85 years. Net cash proceeds from the exercises of stock options was $1.0 million for the six months ended June 30, 2018. The Company realized tax benefits of approximately $0.04 million from those exercises.
Phantom Units
A summary of unvested phantom unit activity during the six months ended June 30, 2018 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Share
Balance - January 1, 2018	156,153	$19.00
Vested	(70,352)	19.00
Forfeited	(16,200)	19.00
Balance - June 30, 2018	69,601	$19.00
The fair value of the phantom unit awards is remeasured at each reporting period and was $20.70 per unit as of June 30, 2018. Based on the fair value of the awards at June 30, 2018,  $1.2 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 0.85 years. During the six months ended June 30, 2018, the Company paid $1.6 million to settle vested phantom units.

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

In April 2018, the underwriters in the offering exercised a portion of their option to purchase 1,130,000 additional common shares from ADIA. The Company did not receive any of the proceeds from the underwriters' exercise. The expenses incurred by the Company related to the option exercise have been included in other income (expense), net in the Condensed Consolidated Statements of Operations. ADIA paid the underwriting discounts and commissions and/or similar charges incurred for the sale of the common shares.
The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities as of June 30, 2018 and December 31, 2017, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the six months ended June 30, 2018 and 2017.

					Daily Average Ownership
	As of June 30, 2018		As of December 31, 2017		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2018	2017	2018	2017
Ares Management, L.P.	98,398,340	45.03%	82,280,033	38.75%	44.92%	38.58%	42.51%	38.47%
Ares Owners Holding L.P.	117,379,305	53.71%	117,576,663	55.36%	53.82%	55.53%	54.40%	55.63%
Affiliate of Alleghany Corporation	2,750,000	1.26%	12,500,000	5.89%	1.26%	5.89%	3.09%	5.90%
Total	218,527,645	100.00%	212,356,696	100.00%
Preferred Equity
As of June 30, 2018 and December 31, 2017, the Company had 12,400,000 shares of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are payable quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the six months ended June 30, 2018, the Company reclassified certain expenses from OMG to its operating segments. Historical results have been modified to conform to the current period presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $86.9 billion of assets under management and 152 funds as of June 30, 2018. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments composed of diversified portfolios of consumer and commercial assets. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Company provides investors access to these capabilities through several vehicles, including commingled funds, separately managed accounts and a publicly traded vehicle. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of June 30, 2018, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $23.6 billion of assets under management as of June 30, 2018, broadly categorizing its investment strategies as corporate private equity, U.S. power and energy infrastructure and special situations. As of June 30, 2018 the group managed five corporate private equity commingled funds focused on North America and Europe and three focused on greater China, six commingled funds and six related co-investment vehicles focused on U.S. power and energy infrastructure and three special situations funds. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The U.S. power and energy infrastructure strategy targets U.S. energy infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special situations strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive public and private equity and debt strategies, with approximately $10.9 billion of assets under management across 43 funds as of June 30, 2018. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage real estate investment trust, ACRE.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company has an OMG that consists of six shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, business development/corporate strategy, legal/compliance and human resources. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s expenses are not allocated to the Company’s three reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.
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
Realized income (“RI”), a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to FRE and RI for the current period. Prior to the introduction of RI, management used distributable earnings for this evaluation. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $29,866)	$135,848	$49,318	$17,138	$202,304	$—	$202,304
Other fees	6,877	337	7	7,221	—	7,221
Compensation and benefits	(51,892)	(18,672)	(8,768)	(79,332)	(31,059)	(110,391)
General, administrative and other expenses	(11,041)	(4,175)	(2,391)	(17,607)	(19,489)	(37,096)
Fee related earnings	79,792	26,808	5,986	112,586	(50,548)	62,038
Performance income—realized	41,672	80,415	521	122,608	—	122,608
Performance income—unrealized	(4,568)	(133,605)	13,830	(124,343)	—	(124,343)
Performance related compensation—realized	(23,577)	(64,311)	7	(87,881)	—	(87,881)
Performance related compensation—unrealized	2,759	106,912	(8,785)	100,886	—	100,886
Net performance income	16,286	(10,589)	5,573	11,270	—	11,270
Investment income (loss)—realized	595	9,016	(250)	9,361	798	10,159
Investment income (loss)—unrealized	1,617	290	(525)	1,382	2,866	4,248
Interest and other investment income (expense)	3,428	3,039	(1,218)	5,249	623	5,872
Interest expense	(3,596)	(1,440)	(452)	(5,488)	(588)	(6,076)
Net investment income (loss)	2,044	10,905	(2,445)	10,504	3,699	14,203
Performance related earnings	18,330	316	3,128	21,774	3,699	25,473
Economic net income	$98,122	$27,124	$9,114	$134,360	$(46,849)	$87,511
Realized income	$97,921	$53,408	$6,479	$157,808	$(49,754)	$108,054

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $19,143)	$112,654	$56,427	$16,479	$185,560	$—	$185,560
Other fees	5,663	338	19	6,020	—	6,020
Compensation and benefits	(45,160)	(18,388)	(9,714)	(73,262)	(30,584)	(103,846)
General, administrative and other expenses	(8,048)	(4,345)	(3,091)	(15,484)	(18,862)	(34,346)
Fee related earnings	65,109	34,032	3,693	102,834	(49,446)	53,388
Performance income—realized	7,883	64,780	1,467	74,130	—	74,130
Performance income—unrealized	5,093	228,747	29,789	263,629	—	263,629
Performance related compensation—realized	(1,898)	(50,914)	(161)	(52,973)	—	(52,973)
Performance related compensation—unrealized	(6,079)	(184,021)	(18,632)	(208,732)	—	(208,732)
Net performance income	4,999	58,592	12,463	76,054	—	76,054
Investment income—realized	2,525	2,717	373	5,615	1,340	6,955
Investment income (loss)—unrealized	(3,450)	25,354	1,134	23,038	(2,728)	20,310
Interest and other investment income	2,958	1,983	1,534	6,475	225	6,700
Interest expense	(3,065)	(1,397)	(429)	(4,891)	(463)	(5,354)
Net investment income (loss)	(1,032)	28,657	2,612	30,237	(1,626)	28,611
Performance related earnings	3,967	87,249	15,075	106,291	(1,626)	104,665
Economic net income	$69,076	$121,281	$18,768	$209,125	$(51,072)	$158,053
Realized income	$73,181	$50,151	$5,181	$128,513	$(48,346)	$80,167

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $58,283)	$267,614	$99,205	$32,311	$399,130	$—	$399,130
Other fees	12,607	677	10	13,294	—	13,294
Compensation and benefits	(102,172)	(37,871)	(16,407)	(156,450)	(61,665)	(218,115)
General, administrative and other expenses	(20,670)	(8,216)	(4,823)	(33,709)	(38,105)	(71,814)
Fee related earnings	157,379	53,795	11,091	222,265	(99,770)	122,495
Performance fees—realized	46,743	84,813	14,159	145,715	—	145,715
Performance fees—unrealized	11,524	(112,539)	11,790	(89,225)	—	(89,225)
Performance fee compensation—realized	(26,665)	(67,871)	(8,214)	(102,750)	—	(102,750)
Performance fee compensation—unrealized	9,935	88,218	(8,276)	89,877	—	89,877
Net performance fees	41,537	(7,379)	9,459	43,617	—	43,617
Investment income—realized	1,366	9,687	3,100	14,153	1,636	15,789
Investment income (loss)—unrealized	1,348	(3,860)	(1,757)	(4,269)	4,097	(172)
Interest and other investment income (expense)	5,624	3,368	(201)	8,791	1,870	10,661
Interest expense	(8,269)	(2,668)	(872)	(11,809)	(1,136)	(12,945)
Net investment income	69	6,527	270	6,866	6,467	13,333
Performance related earnings	41,606	(852)	9,729	50,483	6,467	56,950
Economic net income	$198,985	$52,943	$20,820	$272,748	$(93,303)	$179,445
Realized income	$176,778	$80,735	$20,148	$277,661	$(97,534)	$180,127

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $52,400)	$234,001	$96,246	$32,094	$362,341	$—	$362,341
Other fees	10,166	678	10	10,854	—	10,854
Compensation and benefits	(96,863)	(31,606)	(19,450)	(147,919)	(56,537)	(204,456)
General, administrative and other expenses	(16,089)	(8,543)	(5,822)	(30,454)	(38,175)	(68,629)
Fee related earnings	131,215	56,775	6,832	194,822	(94,712)	100,110
Performance fees—realized	16,661	64,780	1,494	82,935	—	82,935
Performance fees—unrealized	8,029	260,984	43,877	312,890	—	312,890
Performance fee compensation—realized	(7,183)	(50,914)	(177)	(58,274)	—	(58,274)
Performance fee compensation—unrealized	(7,537)	(209,526)	(27,070)	(244,133)	—	(244,133)
Net performance fees	9,970	65,324	18,124	93,418	—	93,418
Investment income—realized	2,843	3,296	2,156	8,295	3,199	11,494
Investment income (loss)—unrealized	1,139	33,900	690	35,729	(4,135)	31,594
Interest and other investment income	2,939	2,135	1,353	6,427	1,099	7,526
Interest expense	(5,523)	(2,910)	(861)	(9,294)	(939)	(10,233)
Net investment income (loss)	1,398	36,421	3,338	41,157	(776)	40,381
Performance related earnings	11,368	101,745	21,462	134,575	(776)	133,799
Economic net income	$142,583	$158,520	$28,294	$329,397	$(95,488)	$233,909
Realized income	$143,126	$72,496	$9,769	$225,391	$(91,551)	$133,840

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and other income (expense):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment Revenues
Management fees (includes ARCC Part I Fees of $29,866, $58,283 and $19,143, $52,400 for the three and six months ended June 30, 2018 and 2017, respectively)	$202,304	$185,560	$399,130	$362,341
Other fees	7,221	6,020	13,294	10,854
Performance income—realized	122,608	74,130	145,715	82,935
Performance income—unrealized	(124,343)	263,629	(89,225)	312,890
Total segment revenues	$207,790	$529,339	$468,914	$769,020
Segment Expenses
Compensation and benefits	$79,332	$73,262	$156,450	$147,919
General, administrative and other expenses	17,607	15,484	33,709	30,454
Performance related compensation—realized	87,881	52,973	102,750	58,274
Performance related compensation—unrealized	(100,886)	208,732	(89,877)	244,133
Total segment expenses	$83,934	$350,451	$203,032	$480,780
Other Income (Expense)
Investment income—realized	$9,361	$5,615	$14,153	$8,295
Investment income (loss)—unrealized	1,382	23,038	(4,269)	35,729
Interest and other investment income	5,249	6,475	8,791	6,427
Interest expense	(5,488)	(4,891)	(11,809)	(9,294)
Total segment other income	$10,504	$30,237	$6,866	$41,157

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total segment revenue	$207,790	$529,339	$468,914	$769,020
Revenue of Consolidated Funds eliminated in consolidation	(25,123)	(169)	(30,233)	(18,357)
Administrative fees(1)	6,770	9,132	13,182	18,738
Performance income reclass(2)	31	(217)	1,006	(241)
Principal investment income	14,722	34,166	17,430	47,335
Revenue of non-controlling interests in consolidated subsidiaries(3)	(27)	(54)	(47)	(54)
Total consolidated adjustments and reconciling items	(3,627)	42,858	1,338	47,421
Total consolidated revenue	$204,163	$572,197	$470,252	$816,441

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total segment expenses	$83,934	$350,451	$203,032	$480,780
Expenses of Consolidated Funds added in consolidation	47,382	8,825	56,011	19,334
Expenses of Consolidated Funds eliminated in consolidation	(12,270)	(4,303)	(19,583)	(10,901)
Administrative fees(1)	6,770	9,132	13,182	18,738
OMG expenses	50,548	49,446	99,770	94,712
Acquisition and merger-related expenses	47	724	(272)	276,060
Equity compensation expense	22,507	18,917	43,594	34,006
Placement fees and underwriting costs	1,852	6,383	3,516	9,822
Amortization of intangibles	3,285	5,274	6,572	10,549
Depreciation expense	4,426	2,774	8,315	5,990
Other expenses(3)	11,836	—	11,836	—
Expenses of non-controlling interests in consolidated subsidiaries(2)	700	574	1,327	574
Total consolidation adjustments and reconciling items	137,083	97,746	224,268	458,884
Total consolidated expenses	$221,017	$448,197	$427,300	$939,664

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)	Costs being borne by certain of our joint venture partners.

(3)	Includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

The following table reconciles segment other income (expense) to Ares consolidated other income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total segment other income	$10,504	$30,237	$6,866	$41,157
Other income (expense) from Consolidated Funds added in consolidation, net	69,193	(3,150)	76,445	35,295
Other expense from Consolidated Funds eliminated in consolidation, net	993	(410)	534	(433)
Other income of non-controlling interests in consolidated subsidiaries	8	5	15	5
OMG other income (expense)	3,699	(1,626)	6,467	(776)
Performance income reclass(1)	(31)	217	(1,006)	241
Principal investment income	(14,722)	(34,166)	(17,430)	(47,335)
Changes in value of contingent consideration	—	(32)	—	20,216
Other non-cash expense	(1,715)	—	(1,722)	—
Offering costs	(3)	5	(3)	(655)
Total consolidation adjustments and reconciling items	57,422	(39,157)	63,300	6,558
Total consolidated other income	$67,926	$(8,920)	$70,166	$47,715

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI, RI, FRE and PRE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Economic net income
Income (loss) before taxes	$51,072	$115,080	$113,118	$(75,508)
Adjustments:
Amortization of intangibles	3,285	5,274	6,572	10,549
Depreciation expense	4,426	2,774	8,315	5,990
Equity compensation expenses	22,507	18,917	43,594	34,006
Acquisition and merger-related expenses	47	756	(272)	255,844
Placement fees and underwriting costs	1,852	6,383	3,516	9,822
OMG expenses, net	46,849	51,072	93,303	95,488
Offering costs	3	(5)	3	655
Other expense(2)	13,551	—	13,558	—
Expense of non-controlling interests in consolidated subsidiaries(1)	719	623	1,359	623
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(9,951)	8,251	(10,318)	(8,072)
Total consolidation adjustments and reconciling items	83,288	94,045	159,630	404,905
Economic net income	134,360	209,125	272,748	329,397
Total performance income - unrealized	124,343	(263,629)	89,225	(312,890)
Total performance related compensation - unrealized	(100,886)	208,732	(89,877)	244,133
Total investment (income) loss - unrealized	(9)	(25,715)	5,565	(35,249)
Realized income	157,808	128,513	277,661	225,391
Total performance income - realized	(122,608)	(74,130)	(145,715)	(82,935)
Total performance related compensation - realized	87,881	52,973	102,750	58,274
Total investment income - realized	(10,495)	(4,522)	(12,431)	(5,908)
Fee related earnings	112,586	102,834	222,265	194,822
Performance related earnings
Economic net income	$134,360	$209,125	$272,748	$329,397
Less: fee related earnings	(112,586)	(102,834)	(222,265)	(194,822)
Performance related earnings	$21,774	$106,291	$50,483	$134,575

(1)	Adjustments for administrative fees reimbursed and other revenue items attributable to certain of our joint venture partners.

(2)	Includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

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
The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of June 30,	As of December 31,
	2018	2017
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$241,231	$251,376
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	190,400	175,620
Assets of consolidated VIEs	8,059,640	6,231,245
Liabilities of consolidated VIEs	7,302,896	5,538,054

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$9,882	$(8,647)	$10,249	$7,208

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

CONSOLIDATING SCHEDULES
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of June 30, 2018 and December 31, 2017 and results from operations for the three and six months ended June 30, 2018 and 2017.

	As of June 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$125,448	$—	$—	$125,448
Investments ($985,035 of accrued carried interest)	1,656,647	—	(190,400)	1,466,247
Due from affiliates	179,200	—	(6,772)	172,428
Deferred tax asset, net	42,942	—	—	42,942
Other assets	100,183	—	—	100,183
Intangible assets, net	33,999	—	—	33,999
Goodwill	143,848	—	—	143,848
Assets of Consolidated Funds
Cash and cash equivalents	—	836,274	—	836,274
Investments, at fair value	—	6,968,067	—	6,968,067
Due from affiliates	—	13,704	—	13,704
Dividends and interest receivable	—	14,634	—	14,634
Receivable for securities sold	—	225,764	—	225,764
Other assets	—	1,197	—	1,197
Total assets	$2,282,267	$8,059,640	$(197,172)	$10,144,735
Liabilities
Accounts payable, accrued expenses and other liabilities	$73,227	$—	$—	$73,227
Accrued compensation	87,254	—	—	87,254
Due to affiliates	62,344	—	—	62,344
Performance related compensation payable	730,782	—	—	730,782
Debt obligations	370,628	—	—	370,628
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	69,040	—	69,040
Due to affiliates	—	6,772	(6,772)	—
Payable for securities purchased	—	744,534	—	744,534
CLO loan obligations, at fair value	—	6,344,112	(10,873)	6,333,239
Fund borrowings	—	138,438	—	138,438
Total liabilities	1,324,235	7,302,896	(17,645)	8,609,486
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	756,744	(179,527)	577,217
Non-controlling interest in Ares Operating Group entities	316,048	—	—	316,048
Controlling interest in Ares Management, L.P.:
Shareholders' equity (98,398,340 shares issued and outstanding)	349,981	—	—	349,981
Accumulated other comprehensive loss, net of tax	(6,758)	—	—	(6,758)
Total controlling interest in Ares Management, L.P.	343,223	—	—	343,223
Total equity	958,032	756,744	(179,527)	1,535,249
Total liabilities and equity	$2,282,267	$8,059,640	$(197,172)	$10,144,735

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2017
	As adjusted
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$118,929	$—	$—	$118,929
Investments ($1,077,236 of accrued carried interest)	1,900,191	—	(175,620)	1,724,571
Due from affiliates	171,701	—	(5,951)	165,750
Deferred tax asset, net	8,326	—	—	8,326
Other assets	135,674	—	(5,333)	130,341
Intangible assets, net	40,465	—	—	40,465
Goodwill	143,895	—	—	143,895
Assets of Consolidated Funds
Cash and cash equivalents	—	556,500	—	556,500
Investments, at fair value	—	5,582,842	—	5,582,842
Due from affiliates	—	15,884	—	15,884
Dividends and interest receivable	—	12,568	—	12,568
Receivable for securities sold	—	61,462	—	61,462
Other assets	—	1,989	—	1,989
Total assets	$2,519,181	$6,231,245	$(186,904)	$8,563,522
Liabilities
Accounts payable, accrued expenses and other liabilities	$81,955	$—	$—	$81,955
Accrued compensation	27,978	—	—	27,978
Due to affiliates	39,184	—	—	39,184
Performance related compensation payable	822,084	—	—	822,084
Debt obligations	616,176	—	—	616,176
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	64,316	—	64,316
Due to affiliates	—	11,285	(11,285)	—
Payable for securities purchased	—	350,145	—	350,145
CLO loan obligations, at fair value	—	4,974,110	(10,916)	4,963,194
Fund borrowings	—	138,198	—	138,198
Total liabilities	1,587,377	5,538,054	(22,201)	7,103,230
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	693,191	(164,703)	528,488
Non-controlling interest in Ares Operating Group entities	358,186	—	—	358,186
Controlling interest in Ares Management, L.P.:
Shareholders' equity (82,280,033 shares issued and outstanding)	279,065	—	—	279,065
Accumulated other comprehensive loss, net of tax	(4,208)	—	—	(4,208)
Total controlling interest in Ares Management, L.P.	274,857	—	—	274,857
Total equity	931,804	693,191	(164,703)	1,460,292
Total liabilities and equity	$2,519,181	$6,231,245	$(186,904)	$8,563,522

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended June 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $29,866)	$202,304	$—	$(8,272)	$194,032
Carried interest allocation	(13,444)		—	(13,444)
Incentive fees	11,740		(4,000)	7,740
Principal investment income	14,722	—	(12,851)	1,871
Administrative, transaction and other fees	13,964	—	—	13,964
Total revenues	229,286	—	(25,123)	204,163
Expenses
Compensation and benefits	138,992	—	—	138,992
Performance related compensation	(13,005)	—	—	(13,005)
General, administrative and other expense	59,918	—	—	59,918
Expenses of the Consolidated Funds	—	47,382	(12,270)	35,112
Total expenses	185,905	47,382	(12,270)	221,017
Other income (expense)
Net realized and unrealized gain on investments	4,438	—	(1,171)	3,267
Interest and dividend income	2,356	—	—	2,356
Interest expense	(6,076)	—	—	(6,076)
Other expense, net	(2,978)	—	991	(1,987)
Net realized and unrealized gain on investments of the Consolidated Funds	—	33,819	668	34,487
Interest and other income of the Consolidated Funds	—	92,633	—	92,633
Interest expense of the Consolidated Funds	—	(57,259)	505	(56,754)
Total other income (expense)	(2,260)	69,193	993	67,926
Income before taxes	41,121	21,811	(11,860)	51,072
Income tax expense	36,834	69	—	36,903
Net income	4,287	21,742	(11,860)	14,169
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	21,742	(11,860)	9,882
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	16,062	—	—	16,062
Net loss attributable to Ares Management, L.P.	(11,775)	—	—	(11,775)
Less: Preferred equity dividend paid	5,425	—	—	5,425
Net loss attributable to Ares Management, L.P. common shareholders	$(17,200)	$—	$—	$(17,200)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended June 30, 2017
	As adjusted
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $19,143)	$185,560	$—	$(4,792)	$180,768
Carried interest allocation	333,814	—	(6)	333,808
Incentive fees	3,728	—	488	4,216
Principal investment income	34,166	—	4,141	38,307
Administrative, transaction and other fees	15,098	—	—	15,098
Total revenues	572,366	—	(169)	572,197
Expenses
Compensation and benefits	131,219	—	—	131,219
Performance related compensation	261,705	—	—	261,705
General, administrative and other expense	50,751	—	—	50,751
Expenses of the Consolidated Funds	—	8,825	(4,303)	4,522
Total expenses	443,675	8,825	(4,303)	448,197
Other income (expense)
Net realized and unrealized loss on investments	(5,044)	—	(1,544)	(6,588)
Interest and dividend income	2,216	—	(754)	1,462
Interest expense	(5,354)	—	—	(5,354)
Other income, net	2,822	—	—	2,822
Net realized and unrealized gain on investments of the Consolidated Funds	—	953	(13,666)	(12,713)
Interest and other income of the Consolidated Funds	—	38,326	—	38,326
Interest expense of Consolidated Funds	—	(42,429)	15,554	(26,875)
Total other expense	(5,360)	(3,150)	(410)	(8,920)
Income (loss) before taxes	123,331	(11,975)	3,724	115,080
Income tax expense	857	396	—	1,253
Net income (loss)	122,474	(12,371)	3,724	113,827
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(12,371)	3,724	(8,647)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	72,596	—	—	72,596
Net income attributable to Ares Management, L.P.	49,878	—	—	49,878
Less: Preferred equity dividend paid	5,425	—	—	5,425
Net income attributable to Ares Management, L.P. common shareholders	$44,453	$—	$—	$44,453

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Six Months Ended June 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $58,283)	$399,130	$—	$(15,583)	$383,547
Carried interest allocation	40,685	—	—	40,685
Incentive fees	16,811	—	(4,000)	12,811
Principal investment income	17,430	—	(10,650)	6,780
Administrative, transaction and other fees	26,429	—	—	26,429
Total revenues	500,485	—	(30,233)	470,252
Expenses
Compensation and benefits	273,631	—	—	273,631
Performance related compensation	12,873	—	—	12,873
General, administrative and other expense	104,368	—	—	104,368
Expenses of the Consolidated Funds	—	56,011	(19,583)	36,428
Total expenses	390,872	56,011	(19,583)	427,300
Other income (expense)
Net realized and unrealized gain on investments	3,260	—	(832)	2,428
Interest and dividend income	5,703	—	—	5,703
Interest expense	(12,945)	—	—	(12,945)
Other expense, net	(2,831)	—	533	(2,298)
Net realized and unrealized gain on investments of the Consolidated Funds	—	21,367	35	21,402
Interest and other income of the Consolidated Funds	—	157,055	—	157,055
Interest expense of consolidated Funds	—	(101,977)	798	(101,179)
Total other income (expense)	(6,813)	76,445	534	70,166
Income before taxes	102,800	20,434	(10,116)	113,118
Income tax expense	24,459	69	—	24,528
Net income	78,341	20,365	(10,116)	88,590
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	20,365	(10,116)	10,249
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	49,168	—	—	49,168
Net income attributable to Ares Management, L.P.	29,173	—	—	29,173
Less: Preferred equity dividend paid	10,850	—	—	10,850
Net income attributable to Ares Management, L.P. common shareholders	$18,323	$—	$—	$18,323

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Six Months Ended June 30, 2017
	As Adjusted
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $52,400)	$362,341	$—	$(9,528)	$352,813
Carried interest allocation	386,829	—	(1,014)	385,815
Incentive fees	8,755	—	(1,374)	7,381
Principal investment income	47,335	—	(6,441)	40,894
Administrative, transaction and other fees	29,538	—	—	29,538
Total revenues	834,798	—	(18,357)	816,441
Expenses
Compensation and benefits	255,558	—	—	255,558
Performance related compensation	302,407	—	—	302,407
General, administrative and other expense	98,089	—	—	98,089
Transaction support expense	275,177	—	—	275,177
Expenses of the Consolidated Funds	—	19,334	(10,901)	8,433
Total expenses	931,231	19,334	(10,901)	939,664
Other income (expense)
Net realized and unrealized loss on investments	(1,291)	—	(4,409)	(5,700)
Interest and dividend income	5,059	—	(1,673)	3,386
Interest expense	(10,233)	—	—	(10,233)
Other income, net	19,318	—	—	19,318
Net realized and unrealized gain on investments of the Consolidated Funds	—	31,392	(12,069)	19,323
Interest and other income of the Consolidated Funds	—	79,818	—	79,818
Interest expense of Consolidated Funds	—	(75,915)	17,718	(58,197)
Total other income	12,853	35,295	(433)	47,715
Income (loss) before taxes	(83,580)	15,961	(7,889)	(75,508)
Income tax expense (benefit)	(33,875)	864	—	(33,011)
Net income (loss)	(49,705)	15,097	(7,889)	(42,497)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	15,097	(7,889)	7,208
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(58,449)	—	—	(58,449)
Net income attributable to Ares Management, L.P.	8,744	—	—	8,744
Less: Preferred equity dividend paid	10,850	—	—	10,850
Net loss attributable to Ares Management, L.P. common shareholders	$(2,106)	$—	$—	$(2,106)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2018 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
In July 2018, the board of directors of the Company's general partner declared a quarterly dividend of $0.28 per common share to common shareholders of record at the close of business on September 14, 2018, with a payment date of September 28, 2018.

In July 2018, the board of directors of the Company's general partner declared a quarterly dividend of $0.4375 per preferred equity share to preferred equity shareholders of record at the close of business on September 15, 2018, with a payment date of September 30, 2018.

In July 2018, the board of directors of the Company's general partner authorized the repurchase, from time to time in open market purchases, privately negotiated transactions or otherwise, of the Company's Preferred Equity with an aggregate liquidation preference of up to $50.0 million. Such purchases, if any, will depend on the prevailing market conditions and other factors.

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

Our Business
We are a leading global alternative asset manager that operates through three distinct but complementary investment groups, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2018, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
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
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our firm’s performance throughout market cycles. Additionally, approximately 71% of our assets under management were in funds with a contractual life of three years or more and approximately 44% were in funds with a contractual life of seven years or more. As of June 30, 2018, our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

U.S. credit markets were strong in the second quarter of 2018 as a strong fundamental backdrop offset volatility from global trade concerns. The U.S. economy remained fundamentally sound with indicators signaling continued economic expansion and strengthening of the labor market. The Institute for Supply Management PMI increased in the quarter with June’s reading of 60.2 marking the 22nd consecutive month the index increased at an accelerating rate. The unemployment rate remained low throughout the quarter with May’s reading of 3.8% being the lowest level reported since April 2000. Strong indicators on the growth and labor fronts have factored into GDP growth expectations with the New York Federal Reserve Bank predicting the economy will accelerate beyond the 2.2% reported by the Bureau of Economic Analysis for the first quarter of 2018. Corporate earnings contributed to the strong fundamental backdrop as well with S&P 500 companies reporting earnings growth of 24.8% per data released by FactSet. CSLLI, a leveraged loan index, returned 0.78% while ICE BAML High Yield Master II Index, a high yield bonds index, returned 1.0% for the second quarter of 2018. While strong returns were curtailed from intra-quarter peaks as sentiment regarding global trade policy and varying technical factors, an influx of acquisition-related issuance for leveraged loans and interest rate volatility for high yield bonds momentarily weighed on asset prices.
European credit markets diverged from their U.S. counterparts in the second quarter of 2018 as a mixed macroeconomic backdrop, global trade policy and geopolitical developments weighed on investor sentiment in the region. While investors were hopeful that momentum from 2017 would continue, growth estimates for 2018 were reduced from 2.4% to 2.1% by the European Central Bank (“ECB”) in June. Inflation trends in the region were strong, albeit volatile, during the quarter as a decline in April was followed by increases in May and June, culminating with the ECB’s 2% target being reached at quarter-end. Regarding trade policy, tariffs imposed by the U.S. on European steel and aluminum concerned capital market participants as large industries such as the German auto sector, which comprises 14% of Germany’s DAX benchmark index, could be impacted. Political instability persisted in the region as well and was a contributor to the ECB’s reduced growth expectations as developments in Italy and Spain were met with negative sentiment by capital market participants. For the quarter, Credit Suisse Western European Leveraged Loan Index and ICE BAML European Currency High Yield Index had negative returns of 0.07%, and 1.03%, respectively. While negative, business confidence in the region remains positive and trends in the labor market, the May unemployment rate of 8.5% was the lowest level in the Eurozone since December 2008, suggest recent headwinds for the region may not persist.
In the U.S., the S&P 500 Index increased by 3.4% in the second quarter of 2018, following a decrease of 0.8% in the first quarter of 2018. Overall performance still remains strong with a total return of 2.7% in the first half of 2018 and 14.4% over the last twelve months. Outside the U.S., global equity markets declined during the second quarter of 2018 with the MSCI All Country World ex USA Index decreased 2.6% bringing its year to date decline to 3.8%.
These markets and economies have created opportunities, particularly for the Credit Group’s direct lending and liquid alternative credit strategies, which utilize flexible investment mandates to manage portfolios through market cycles. As market conditions shift and default risk and interest rate risk come under greater focus, having the ability to move up and down the capital structure enables the Credit Group to reduce risk and enhance returns. Similarly, given our broad capabilities in leveraged loans, such flexibility enables our Credit Group to reduce sensitivities to changing interest rates by increasing allocations to floating rate leveraged loans. On a market value basis, approximately 78% of the debt assets within our Credit Group are floating rate instruments, which we believe helps mitigate volatility associated with changes in interest rates.
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
Asset managers structured as pass-through entities for income tax purposes have historically traded at substantial discounts to asset managers taxed as corporations. Further, we believe that our pass-through tax structure has historically limited our investor universe due to complexities related to this structure. The Tax Election is intended to simplify our tax structure and expand our eligible investor universe and, in turn, enhance our liquidity and trading volume, which may, among other things, provide us with a more liquid and attractive currency for potential strategic transactions to further long-term growth. Moreover, we historically have paid corporate level taxes on our fee related earnings, which has averaged over 80% of total fee income since our initial public offering. This fact, combined with a reduction in the statutory federal corporate tax rate from 35% to 21%, also presented compelling reasons to make the Tax Election. The impact of the Tax Election on our reported results is limited to increased tax expense on performance related earnings, which was previously classified as pass-through income. Taxes on performance related earnings consist of current taxes on realized performance income and deferred taxes on unrealized performance related earnings that may change in subsequent periods until such income is realized.
Consolidation and Deconsolidation of Ares Funds
Pursuant to GAAP, we consolidate the Consolidated Funds into our financial results as presented in this Quarterly Report on Form 10‑Q. These funds represented approximately 6.9% of our AUM as of June 30, 2018, 3.9% of our management fees and 7.0% of our performance income for the six months ended June 30, 2018. As of June 30, 2018, we consolidated 12 CLOs and nine private funds, and as of June 30, 2017, we consolidated seven CLOs and nine private funds.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three and six months ended June 30, 2018 and 2017. Further, the consolidation of these funds may impact our management fees, incentive fees and carried interest allocation reported under GAAP to the extent these are eliminated upon consolidation.  For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

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
We generally deconsolidate funds we advise and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2018, one entity was liquidated/dissolved, and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
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
The tables below provide the period-to-period rollforwards of our total AUM by segment for the three months ended June 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2018	$77,310	$24,303	$10,896	$112,509
Net new par/equity commitments	9,359	350	307	10,016
Net new debt commitments	1,990	—	—	1,990
Distributions	(1,800)	(1,039)	(240)	(3,079)
Change in fund value	(1)	(12)	(53)	(66)
Balance at 6/30/2018	$86,858	$23,602	$10,910	$121,370
Average AUM(1)	$82,085	$23,953	$10,904	$116,942

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2017	$65,231	$24,653	$9,941	$99,825
Net new par/equity commitments	2,083	281	502	2,866
Net new debt commitments	2,267	—	236	2,503
Distributions	(3,446)	(660)	(168)	(4,274)
Change in fund value	1,312	1,496	281	3,089
Balance at 6/30/2017	$67,447	$25,770	$10,792	$104,009
Average AUM(1)	$66,341	$25,212	$10,368	$101,921

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period-to-period rollforwards of our total AUM by segment for the six months ended June 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2017	$71,732	$24,530	$10,229	$106,491
Net new par/equity commitments	12,459	363	1,164	13,986
Net new debt commitments	4,745	—	—	4,745
Distributions	(3,136)	(1,321)	(531)	(4,988)
Change in fund value	1,058	30	48	1,136
Balance at 6/30/2018	$86,858	$23,602	$10,910	$121,370
Average AUM(1)	$78,634	$24,145	$10,679	$113,458

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2016	$60,466	$25,041	$9,752	$95,259
Acquisitions	3,605	—	—	3,605
Net new par/equity commitments	4,354	323	521	5,198
Net new debt commitments	2,736	—	509	3,245
Distributions	(5,656)	(1,303)	(375)	(7,334)
Change in fund value	1,942	1,709	385	4,036
Balance at 6/30/2017	$67,447	$25,770	$10,792	$104,009
Average AUM(1)	$64,381	$25,154	$10,162	$99,697

(1) Represents the quarterly average of beginning and ending balances.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

The graphs below present our Incentive Generating AUM and Incentive Eligible AUM by segment as of June 30, 2018 and 2017 (in millions):

Credit	Private Equity	Real Estate

As of June 30, 2018 and 2017, our available capital, which we refer to as dry powder, was $33.3 billion and $24.8 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.

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

The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the three months ended June 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2018	$51,540	$16,663	$6,751	$74,954
Commitments	1,888	350	97	2,335
Subscriptions/deployment/increase in leverage	1,951	171	280	2,402
Redemptions/distributions/decrease in leverage	(2,109)	(590)	(115)	(2,814)
Change in fund value	66	(5)	(50)	11
Change in fee basis	—	—	—	—
FPAUM Balance at 6/30/2018	$53,336	$16,589	$6,963	$76,888
Average FPAUM(1)	$52,439	$16,627	$6,858	$75,924

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2017	$45,696	$17,182	$6,357	$69,235
Commitments	1,251	281	390	1,922
Subscriptions/deployment/increase in leverage	1,265	456	154	1,875
Redemptions/distributions/decrease in leverage	(2,684)	(570)	(96)	(3,350)
Change in fund value	756	(57)	85	784
Change in fee basis	225	—	(236)	(11)
FPAUM Balance at 6/30/2017	$46,509	$17,292	$6,654	$70,455
Average FPAUM(1)	$46,103	$17,238	$6,506	$69,847

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period-to-period rollforwards of our total FPAUM by segment for the six months ended June 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2017	$49,450	$16,858	$6,189	$72,497
Commitments	2,818	363	863	4,044
Subscriptions/deployment/increase in leverage	3,915	374	415	4,704
Redemptions/distributions/decrease in leverage	(3,334)	(1,016)	(298)	(4,648)
Change in fund value	494	10	(2)	502
Change in fee basis	(7)	—	(204)	(211)
FPAUM Balance at 6/30/2018	$53,336	$16,589	$6,963	$76,888
Average FPAUM(1)	$51,443	$16,703	$6,635	$74,781

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2016	$42,709	$11,314	$6,540	$60,563
Acquisitions	2,789	—	—	2,789
Commitments	1,783	7,922	390	10,095
Subscriptions/deployment/increase in leverage	2,282	837	207	3,326
Redemptions/distributions/decrease in leverage	(4,503)	(918)	(270)	(5,691)
Change in fund value	1,224	(336)	71	959
Change in fee basis	225	(1,527)	(284)	(1,586)
FPAUM Balance at 6/30/2017	$46,509	$17,292	$6,654	$70,455
Average FPAUM(1)	$44,971	$15,262	$6,517	$66,750

(1) Represents the quarterly average of beginning and ending balances.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis as of June 30, 2018 and 2017 (in millions):

FPAUM: $76,888	FPAUM: $70,455

The components of our AUM, including the portion that is FPAUM, are presented below as of June 30, 2018 and 2017 (in millions):

AUM: $121,370	AUM: $104,009

(1) Includes $7.0 billion and $6.4 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2018 and 2017, respectively.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the six months ended June 30, 2018 or composed of at least 1% of the Company’s total FPAUM as of June 30, 2018, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in the Company is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Adoption of New Revenue Guidance and Change in Accounting Principle

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB") Topic 606 (“ASC 606”) Revenue from Contracts with Customers and implemented a change in accounting principle related to carried interest allocation.

Our adoption of ASC 606 resulted in a change to the recognition of contractual incentive fees and the presentation of these fees within our results. Incentive fees are now presented on the Condensed Consolidated Statements of Operations as a separate line item, and we now only recognize incentive fee revenue when the amount is realized and no longer subject to reversal at the end of the measurement period, which is typically annually. Therefore, we no longer recognize unrealized incentive fees in revenues in the Condensed Consolidated Statements of Operations. We adopted ASC 606 on a modified retrospective basis, as such prior periods have not been adjusted. We recognized the cumulative effect of initially adopting ASC 606 as an adjustment to the opening balances of components of equity as of January 1, 2018. The cumulative effect of the adoption resulted in the reversal of $22.6 million of unrealized incentive fees and is presented as a reduction to the opening balances of components of equity as of January 1, 2018.

Carried interest allocations are now accounted for under the GAAP guidance for equity method investments and presented as a separate line item on the Condensed Consolidated Statements of Operations and within investments on the Condensed Consolidated Statements of Financial Condition. We implemented this change in accounting principle on a full retrospective basis and all prior periods have been modified to conform. The implementation of the change in accounting principle resulted in no change to either our previously reported GAAP or non-GAAP results. Performance income in our results of operations by segment and non-GAAP measures collectively refers to carried interest allocation and incentive fees.

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
Carried interest is realized when an underlying investment is profitably disposed and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally do not become realized until the end of a fund’s life.

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

Performance Related Compensation. Performance related compensation includes compensation directly related to segment performance income, which generally consists of percentage interests of carried interest and incentive fees that we grant to our professionals. Depending on the nature of each fund, the performance income participation is generally structured as a fixed percentage or as an annual award. The liability is calculated based upon the changes to performance income but is not payable until the performance income is realized. We have an obligation to pay our professionals a portion of the performance income earned from certain funds, including performance income from Consolidated Funds that are eliminated in consolidation.
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

Results of Operations
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2018 and 2017. We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to common and preferred shareholders for the periods presented.

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $29,866, $58,283 and $19,143, $52,400 for the three and six months ended June 30, 2018 and 2017, respectively)	$194,032	$180,768	$13,264	7%	$383,547	$352,813	$30,734	9%
Carried interest allocation	(13,444)	333,808	(347,252)	NM	40,685	385,815	(345,130)	(89)%
Incentive fees	7,740	4,216	3,524	84%	12,811	7,381	5,430	74%
Principal investment income	1,871	38,307	(36,436)	(95)%	6,780	40,894	(34,114)	(83)%
Administrative, transaction and other fees	13,964	15,098	(1,134)	(8)%	26,429	29,538	(3,109)	(11)%
Total revenues	204,163	572,197	(368,034)	(64)%	470,252	816,441	(346,189)	(42)%
Expenses
Compensation and benefits	138,992	131,219	(7,773)	(6)%	273,631	255,558	(18,073)	(7)%
Performance related compensation	(13,005)	261,705	274,710	NM	12,873	302,407	289,534	96%
General, administrative and other expenses	59,918	50,751	(9,167)	(18)%	104,368	98,089	(6,279)	(6)%
Transaction support expense	—	—	—	NM	—	275,177	275,177	NM
Expenses of the Consolidated Funds	35,112	4,522	(30,590)	NM	36,428	8,433	(27,995)	NM
Total expenses	221,017	448,197	227,180	51%	427,300	939,664	512,364	55%
Other income (expense)
Net realized and unrealized gain (loss) on investments	3,267	(6,588)	9,855	NM	2,428	(5,700)	8,128	NM
Interest and dividend income	2,356	1,462	894	61%	5,703	3,386	2,317	68%
Interest expense	(6,076)	(5,354)	(722)	(13)%	(12,945)	(10,233)	(2,712)	(27)%
Other income (expense), net	(1,987)	2,822	(4,809)	NM	(2,298)	19,318	(21,616)	NM
Net realized and unrealized gain (loss) on investments of Consolidated Funds	34,487	(12,713)	47,200	NM	21,402	19,323	2,079	11%
Interest and other income of the Consolidated Funds	92,633	38,326	54,307	142%	157,055	79,818	77,237	97%
Interest expense of Consolidated Funds	(56,754)	(26,875)	(29,879)	(111)%	(101,179)	(58,197)	(42,982)	(74)%
Total other income (expense)	67,926	(8,920)	76,846	NM	70,166	47,715	22,451	47%
Income (loss) before taxes	51,072	115,080	(64,008)	(56)%	113,118	(75,508)	188,626	NM
Income tax expense (benefit)	36,903	1,253	(35,650)	NM	24,528	(33,011)	(57,539)	NM
Net income (loss)	14,169	113,827	(99,658)	(88)%	88,590	(42,497)	131,087	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	9,882	(8,647)	18,529	NM	10,249	7,208	3,041	42%
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	16,062	72,596	(56,534)	(78)%	49,168	(58,449)	107,617	NM
Net income (loss) attributable to Ares Management, L.P.	(11,775)	49,878	(61,653)	NM	29,173	8,744	20,429	234%
Less: Preferred equity dividend paid	5,425	5,425	—	—%	10,850	10,850	—	—%
Net income (loss) attributable to Ares Management, L.P. common shareholders	$(17,200)	$44,453	(61,653)	NM	$18,323	$(2,106)	20,429	NM

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our consolidated results of operations for the three and six months ended June 30, 2018 compared to 2017. Additional details behind the fluctuations attributable to a particular segment are included in “—Results of Operations by Segment” for each of the segments.
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Revenues
Management Fees.  Total management fees increased by $13.3 million, or 7%, to $194.0 million, after giving effect to an increase in management fees of $3.5 million that were eliminated upon consolidation, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Segment management fees attributable to the Credit Group and Real Estate Group increased by $23.2 million and $0.7 million, respectively, and segment management fees attributable to the Private Equity Group decreased by $7.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Total management fees increased by $30.7 million, or 9%, to $383.5 million, after giving effect to an increase in management fees of $6.1 million that were eliminated upon consolidation, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Segment management fees attributable to the Credit Group, Private Equity Group and Real Estate Group increased by $33.6 million, $3.0 million and $0.2 million, respectively, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
For more detail regarding the fluctuations of management fees within each of the segments see “—Results of Operations by Segment.”
Carried Interest Allocation.  Carried interest allocation decreased by $347.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $345.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Carried interest allocation for the three and six months ended June 30, 2018 included the following: (i) $25.4 million and $41.5 million of carried interest allocations for the three and six months ended June 30, 2018, respectively, attributable to the Credit Group primarily due to certain European direct lending funds generating returns in excess of their hurdle rates; (ii) $14.4 million and $27.0 million of carried interest allocations for the three and six months ended June 30, 2018, respectively, attributable to the Real Estate Group primarily due to market appreciation of underlying properties across our U.S. and E.U. real estate funds; offset by (iii) reversals of $53.2 million and $27.7 million of carried interest allocations for the three and six months ended June 30, 2018, respectively, attributable to the Private Equity Group primarily due to a reduction in fair value in an ACOF IV industrial portfolio company and by a reduction in fair value in an Ares Energy Investors Fund V, L.P. (“EIF V”) energy portfolio company.
Carried interest allocation for the three and six months ended June 30, 2017 included the following: (i) $293.5 million and $324.7 million of carried interest allocations for the three and six months ended June 30, 2017, respectively, attributable to the Private Equity Group primarily due to significant market appreciation in one of Ares Corporate Opportunities Fund III, L.P.'s (“ACOF III”) publicly traded retail portfolio companies following its initial public offering during the period and to an increased fair value in an Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) veterinary portfolio company following a minority sale of the company; (ii) $31.0 million and $44.6 million of carried interest allocations for the three and six months ended June 30, 2017, respectively, attributable to the Real Estate Group primarily due to market appreciation of underlying properties across our U.S. and E.U. real estate funds; and (iii) $9.5 million and $16.4 million of carried interest allocations for the three and six months ended June 30, 2017, respectively, attributable to the Credit Group primarily due to certain European direct lending funds generating returns in excess of their hurdle rates.
Incentive Fees. Incentive fees increased by $3.5 million to $7.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $5.4 million to $12.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As a result of our adoption of ASC 606, using the modified retrospective approach, we now recognize incentive fee revenue only when the amount is realized and no longer subject to reversal and no longer recognize unrealized incentive fees in revenues subsequent to January 1, 2018. This adoption results in the delayed recognition of unrealized incentive fees until they become realized at the end of the measurement period, which is typically annually. During the three and six months ended June 30, 2018, we realized $7.7 million and $12.8 million, respectively, across our direct lending and credit opportunity funds.
Principal Investment Income. Principal investment income decreased by $36.4 million to $1.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $34.1 million to $6.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases were primarily attributable to significant market appreciation in one of ACOF III's publicly traded retail portfolio companies following its initial public offering during the prior year periods.
Administrative, Transaction and Other Fees. Administrative fees and other fees decreased by $1.1 million, or 8%, to $14.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $3.1 million, or 11%, to $26.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Administrative fees decreased by $2.3 million and $5.5 million, for the three and six month comparative periods, respectively, primarily due to higher reimbursements of costs in the prior year periods related to temporary employees assisting with the integration of ACAS into ARCC. These decreases were offset by increases of $1.3 million and $2.3 million in transaction-based fees based on loan originations within certain funds in our Credit Group for the three and six month comparative periods, respectively.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $7.8 million, or 6%, to $139.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $18.1 million, or 7%, to $273.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by merit increases, headcount growth and equity compensation increases for the comparative periods. Equity compensation expense increased by $3.6 million and $9.6 million for the three and six month comparative periods, respectively. The increases in equity compensation expense were primarily due to additional restricted units awarded as part of bonus and retention programs.
Performance Related Compensation.  Performance related compensation decreased by $274.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $289.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases in performance related compensation largely correlate with the decreases in carried interest allocation and incentive fees before giving effect to the carried interest allocation and incentive fees earned from our Consolidated Funds eliminated upon consolidation.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $9.2 million, or 18%, to $59.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $6.3 million, or 6%, to $104.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The current year periods include an $11.8 million one-time reimbursement to ARCC for certain rent and utilities for the first quarter of 2018 and the years ended 2017, 2016, 2015 and 2014. Beginning April 1, 2018, we incurred these expenses resulting in a $0.9 million increase in occupancy expense for the three and six month comparative periods. Professional service fees increased by $0.9 million and $2.2 million for the three and six month comparative periods, respectively. The increases in professional service fees for both comparative periods were primarily driven by our election to change our tax classification from a partnership to a corporation for U.S. income tax purposes, by an increase in operating expenses from a joint venture distribution platform and by an increase in recruiting fees to support our expanding business. Conversely, placement fees decreased by $4.5 million and $6.3 million for the three and six month comparative periods, respectively, due to the launch of certain funds within our Credit Group during the prior year periods. Additionally, we made a $2.5 million one-time non-income tax payment during the first quarter of 2017.
Transaction Support Expense. Transaction support expense was a one–time payment of $275.2 million that we made, through our subsidiary Ares Capital Management LLC, to ACAS shareholders during the first quarter of 2017 upon the closing of ARCC’s acquisition of ACAS.

Expenses of the Consolidated Funds. Expenses of the Consolidated Funds increased by $30.6 million to $35.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $28.0 million to $36.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by fees related to the issuance and refinancing of CLO debt within our Consolidated Funds during the current year periods. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. Expenses of the Consolidated Funds increased by $28.7 million related to expenses from two new U.S. CLOs and one new European CLO that we began consolidating during the current year periods and $4.9 million related to expenses from the refinancing of one U.S. CLO during the current year periods. The increases for the three and six month comparative period were offset by $2.5 million reduction of expenses related to the refinancing of one European CLO during the second quarter of 2017. The increase for the six month comparative periods was also offset by reductions in other recurring expenses across our Consolidated funds.

Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net Realized and Unrealized Gain (Loss) on Investments. Net realized and unrealized gain (loss) on investments of the Company increased by $9.9 million from a loss of $6.6 million for the three months ended June 30, 2017 to a gain of $3.3 million for the three months ended June 30, 2018. Net realized and unrealized gain (loss) on investments of the Company increased by $8.1 million from a loss of $5.7 million for the six months ended June 30, 2017 to a gain of $2.4 million for the six months ended June 30, 2018. The increases were primarily from an increase of $5.0 million and $6.7 million in net gains for the three and six month comparative periods, respectively, on our non-core fund investments.
Interest and Dividend Income. Interest and dividend income of the Company increased by $0.9 million to $2.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $2.3 million to $5.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were driven by increases of $0.5 million and $0.9 million in dividend income for the three and six month comparative periods, respectively, from our non-core fund investments and by increases of $0.3 million and $1.3 million in interest income from new CLO investments for the three and six month comparative periods, respectively.
Interest Expense. Interest expense of the Company increased by $0.7 million to $6.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $2.7 million to $12.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by borrowings from term loans we entered into subsequent to June 30, 2017 to finance certain investments in CLOs. Interest expense is expected to decrease in future periods as these term loans were paid off during the current year periods.
Other Income (Expense), Net. Other income (expense), net decreased by $4.8 million from net other income of $2.8 million for the three months ended June 30, 2017 to net expenses of $2.0 million for the three months ended June 30, 2018. The decrease was primarily driven by a $3.1 million decrease in transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies. Subsequent to the removal of the U.S. risk retention requirements related to open-market CLO managers, we sold $219.3 million of our investments in our CLO securities and used the proceeds to pay off the related term loans and settle a repurchase agreement of $206.0 million, resulting in debt extinguishment costs of $1.7 million during the three months ended June 30, 2018.
Other income (expense), net decreased by $21.6 million from other income of $19.3 million for the six months ended June 30, 2017 to $2.3 million of net expenses for the six months ended June 30, 2018. The decrease was primarily a result of a $20.3 million reversal of a contingent consideration related to the Energy Investors Funds (“EIF”) acquisition that was reflected as a gain during the first quarter of 2017. Subsequent to the removal of the U.S. risk retention requirements related to open-market CLO managers, we sold $219.3 million of our investments in our CLO securities and used the proceeds to pay off the related term loans and settle a repurchase agreement of $206.0 million, resulting in debt extinguishment costs of $1.7 million during the six months ended June 30, 2018.
Net Realized and Unrealized Gain (Loss) on Investments of the Consolidated Funds. Net gain (loss) on investments of the Consolidated Funds increased by $47.2 million from a net loss of $12.7 million for the three months ended June 30, 2017 to a net gain of $34.5 million for the three months ended June 30, 2018. The net gain for three months ended June 30, 2018 primarily included the following: (i) $24.3 million in net gains from increased market value of certain investments in an Asian corporate private equity fund; (ii) $25.7 million in net gains from widely traded bank loans held within our consolidated U.S. CLOs primarily driven by market appreciation; offset by (iii) $8.4 million in net losses attributable to a European direct lending fund driven by a change in market value of the fund's sole remaining investment; and (iv) $7.0 million in net losses attributable to decreased market value of certain investments in a commercial finance fund. The net loss for the three months ended June 30, 2017 primarily included a $12.2 million net loss from lower valuations on certain investments in an Asian corporate private equity fund.
Net gain on investments of the Consolidated Funds increased by $2.1 million to $21.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The net gain for the six months ended June 30, 2018 primarily included the following: (i) $15.9 million in net gains from increased market value of certain investments in an Asian corporate private equity fund; (ii) $18.1 million in net gains from widely traded bank loans held within our U.S. CLOs primarily driven by market appreciation; offset by (iii) $13.6 million in net losses attributable to a European direct lending fund driven by a change in market value of the fund's sole remaining investment.The net gain for the six months ended June 30, 2017 primarily included the following: (i) $3.5 million of net gains from widely traded bank loans held within our consolidated CLOs primarily driven by market appreciation; (ii) $9.3 million of net gains from a European direct lending fund primarily due to a strengthened Euro against the U.S. dollar; (iii) $2.9 million of net gains from increased market value of certain investments in an Asian corporate private equity fund; and (iv) $3.1 million of net gains from increased market value of certain investments in a commercial finance fund.
Interest and Other Income of the Consolidated Funds. Interest and other income of the Consolidated Funds increased by $54.3 million, or 142%, to $92.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $77.2 million, or 97%, to $157.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by additional interest paying assets from four U.S. CLOs and two European CLOs that we began consolidating subsequent to June 30, 2017 resulting in increases in interest income for the comparative periods.
Interest Expense of the Consolidated Funds. Interest expense of the consolidated funds increased by $29.9 million, or 111%, to $56.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $43.0 million, or 74%, to $101.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily the result of interest expense from the debt issued for four U.S. CLOs and two European CLOs we began consolidating subsequent to June 30, 2017. The increases were partially offset by the deconsolidation of two funds subsequent to June 30, 2017.
Income Tax Expense (Benefit).  Income tax expense increased by $35.7 million to $36.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Income tax expense (benefit) decreased by $57.5 million from a tax benefit of $33.0 million for the six months ended June 30, 2017 to tax expense of $24.5 million for the six months ended June 30, 2018. Income tax expense for the three and six months ended June 30, 2018 was primarily driven by two significant one-time deferred tax items related to our election to be taxed as a corporation for U.S. federal income tax purposes effective March 1, 2018. Income tax expense for the three months ended June 30, 2018 was primarily driven by a $28.9 million valuation allowance recorded during the period against a deferred tax asset, which was established during the three months ended March 31, 2018, effectively eliminating any impact on income tax expense for the six months ended June 30, 2018. Income tax expense for the six months ended June 30, 2018 was primarily driven by a deferred tax liability arising from the embedded net unrealized gains of both carried interest and the investment portfolio that were not previously subject to corporate taxes. Income tax benefit for the six months ended June 30, 2017 was primarily driven by pre-tax losses recognized by AHI, a U.S. taxable entity, resulting from the $275.2 million transaction support payment made in connection with ARCC's acquisition of ACAS.
Non-Controlling Interests.  Net income (loss) attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders.
Net income attributable to non-controlling interests in Ares Operating Group entities decreased by $56.5 million to $16.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net income (loss) attributable to non-controlling interests in Ares Operating Group entities increased from a net loss of $58.4 million for the six months ended June 30, 2017 to net income of $49.2 million for the six months ended June 30, 2018. The weighted average daily ownership for non-controlling AOG unitholders was 55.1% and 57.5% for the three and six months ended June 30, 2018, respectively, compared to 61.4% and 61.5% for the three and six months ended June 30, 2017, respectively. The decreases in non–controlling ownership were primarily driven by our common share offering of 5,000,000 shares and by an affiliate of Alleghany Corporation's exchange of 9,750,000 of its AOG Units into common shares during the first quarter of 2018.

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
ENI and Other Measures
The following table sets forth FRE, PRE, ENI and RI by segment for the three and six months ended June 30, 2018 and 2017. FRE, PRE, ENI and RI are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments (For definitions of each of these non-GAAP financial measures and how they are being used by management, see the Glossary).

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$79,792	$65,109	$14,683	23%	$157,379	$131,215	$26,164	20%
Private Equity Group	26,808	34,032	(7,224)	(21)%	53,795	56,775	(2,980)	(5)%
Real Estate Group	5,986	3,693	2,293	62%	11,091	6,832	4,259	62%
Operations Management Group	(50,548)	(49,446)	(1,102)	(2)%	(99,770)	(94,712)	(5,058)	(5)%
Fee related earnings	$62,038	$53,388	8,650	16%	$122,495	$100,110	22,385	22%
Performance related earnings:
Credit Group	$18,330	$3,967	14,363	NM	$41,606	$11,368	30,238	266%
Private Equity Group	316	87,249	(86,933)	(100)%	(852)	101,745	(102,597)	NM
Real Estate Group	3,128	15,075	(11,947)	(79)%	9,729	21,462	(11,733)	(55)%
Operations Management Group	3,699	(1,626)	5,325	NM	6,467	(776)	7,243	NM
Performance related earnings	$25,473	$104,665	(79,192)	(76)%	$56,950	$133,799	(76,849)	(57)%
Economic net income:
Credit Group	$98,122	$69,076	29,046	42%	$198,985	$142,583	56,402	40%
Private Equity Group	27,124	121,281	(94,157)	(78)%	52,943	158,520	(105,577)	(67)%
Real Estate Group	9,114	18,768	(9,654)	(51)%	20,820	28,294	(7,474)	(26)%
Operations Management Group	(46,849)	(51,072)	4,223	8%	(93,303)	(95,488)	2,185	2%
Economic net income	$87,511	$158,053	(70,542)	(45)%	$179,445	$233,909	(54,464)	(23)%
Realized income:
Credit Group	$97,921	$73,181	24,740	34%	$176,778	$143,126	33,652	24%
Private Equity Group	53,408	50,151	3,257	6%	80,735	72,496	8,239	11%
Real Estate Group	6,479	5,181	1,298	25%	20,148	9,769	10,379	106%
Operations Management Group	(49,754)	(48,346)	(1,408)	(3)%	(97,534)	(91,551)	(5,983)	(7)%
Realized income	$108,054	$80,167	27,887	35%	$180,127	$133,840	46,287	35%

NM - Not Meaningful

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to ENI, RI, FRE and PRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to ENI, RI, FRE, and PRE (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Economic net income
Income (loss) before taxes	$51,072	$115,080	$113,118	$(75,508)
Adjustments:
Amortization of intangibles	3,285	5,274	6,572	10,549
Depreciation expense	4,426	2,774	8,315	5,990
Equity compensation expenses	22,507	18,917	43,594	34,006
Acquisition and merger-related expenses	47	756	(272)	255,844
Placement fees and underwriting costs	1,852	6,383	3,516	9,822
Offering costs	3	(5)	3	655
Other expense(1)	13,551	—	13,558	—
Expense of non-controlling interests in consolidated subsidiaries	719	623	1,359	623
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(9,951)	8,251	(10,318)	(8,072)
Economic net income	87,511	158,053	179,445	233,909
Unconsolidated performance income - unrealized	124,343	(263,629)	89,225	(312,890)
Unconsolidated performance related compensation - unrealized	(100,886)	208,732	(89,877)	244,133
Unconsolidated net investment income	(2,914)	(22,989)	1,334	(31,312)
Realized income	108,054	80,167	180,127	133,840
Unconsolidated performance income - realized	(122,608)	(74,130)	(145,715)	(82,935)
Unconsolidated performance related compensation - realized	87,881	52,973	102,750	58,274
Unconsolidated net investment income	(11,289)	(5,622)	(14,667)	(9,069)
Fee related earnings	$62,038	$53,388	122,495	100,110
Performance related earnings
Economic net income	$87,511	$158,053	$179,445	$233,909
Less: fee related earnings	(62,038)	(53,388)	(122,495)	(100,110)
Performance related earnings	$25,473	$104,665	$56,950	$133,799

(1)
Includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and for the first quarter of 2018. The payment included $0.6 million related to the first quarter of 2018 and $0.6 million and $1.3 million related to the three and six months ended June 30, 2017, respectively. Beginning April 1, 2018, the Company paid these expenses and recorded them as a direct operating expense within G&A, which totaled $0.9 million for the quarter ended June 30, 2018.

The following table reconciles unconsolidated performance income to our consolidated carried interest allocation and incentive fees reported in accordance with GAAP (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Unconsolidated performance income - realized	$122,608	$74,130	$145,715	$82,935
Performance income - realized earned from Consolidated Funds	(4,000)	(4,664)	(4,000)	(8,086)
Performance income - realized reclass(1)	(521)	(1,200)	(521)	(1,200)
Performance income - realized	118,087	68,266	141,194	73,649
Unconsolidated performance income - unrealized	(124,343)	263,629	(89,225)	312,890
Performance income - unrealized earned from Consolidated Funds	—	5,146	—	5,698
Performance income - unrealized reclass(1)	552	983	1,527	959
Performance income - unrealized	(123,791)	269,758	(87,698)	319,547
Total GAAP carried interest allocation and incentive fees	$(5,704)	$338,024	$53,496	$393,196

(1) Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles unconsolidated other income to our consolidated GAAP other income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Unconsolidated net investment income	$14,203	$28,611	$13,333	$40,381
Net investment income (loss) from Consolidated Funds	70,186	(3,560)	76,979	34,862
Performance income - reclass(1)	(31)	217	(1,006)	241
Principal investment income	(14,722)	(34,166)	(17,430)	(47,335)
Change in value of contingent consideration	—	(32)	—	20,216
Other non-cash expense	(1,715)	—	(1,722)	—
Offering costs	(3)	5	(3)	(655)
Other income of non-controlling interests in consolidated subsidiaries	8	5	15	5
Total GAAP other income	$67,926	$(8,920)	$70,166	$47,715

(1) Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

Results of Operations by Segment
Credit Group
The following table sets forth certain statement of operations data and certain other data of our Credit Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $29,866, $58,283 and $19,143, $52,400 for the three and six months ended June 30, 2018 and 2017, respectively)	$135,848	$112,654	$23,194	21%	$267,614	$234,001	$33,613	14%
Other fees	6,877	5,663	1,214	21%	12,607	10,166	2,441	24%
Compensation and benefits	(51,892)	(45,160)	(6,732)	(15)%	(102,172)	(96,863)	(5,309)	(5)%
General, administrative and other expenses	(11,041)	(8,048)	(2,993)	(37)%	(20,670)	(16,089)	(4,581)	(28)%
Fee Related Earnings	79,792	65,109	14,683	23%	157,379	131,215	26,164	20%
Performance income-realized	41,672	7,883	33,789	NM	46,743	16,661	30,082	181%
Performance income-unrealized	(4,568)	5,093	(9,661)	NM	11,524	8,029	3,495	44%
Performance related compensation-realized	(23,577)	(1,898)	(21,679)	NM	(26,665)	(7,183)	(19,482)	(271)%
Performance related compensation-unrealized	2,759	(6,079)	8,838	NM	9,935	(7,537)	17,472	NM
Net performance income	16,286	4,999	11,287	226%	41,537	9,970	31,567	NM
Investment income-realized	595	2,525	(1,930)	(76)%	1,366	2,843	(1,477)	(52)%
Investment income (loss)-unrealized	1,617	(3,450)	5,067	NM	1,348	1,139	209	18%
Interest and other investment income	3,428	2,958	470	16%	5,624	2,939	2,685	91%
Interest expense	(3,596)	(3,065)	(531)	(17)%	(8,269)	(5,523)	(2,746)	(50)%
Net investment income (loss)	2,044	(1,032)	3,076	NM	69	1,398	(1,329)	(95)%
Performance related earnings	18,330	3,967	14,363	NM	41,606	11,368	30,238	266%
Economic net income	$98,122	$69,076	29,046	42%	$198,985	$142,583	56,402	40%
Realized income	$97,921	$73,181	24,740	34%	$176,778	$143,126	33,652	24%

NM - Not meaningful

Accrued carried interest and incentive fee receivable for the Credit Group include the following:

	As of June 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
CLOs	$—	$451
CSF	20,819	28,158
ACE II	26,072	24,090
ACE III	49,734	43,595
Other credit funds	51,836	72,210
Total Credit Group	$148,461	$168,504

The following tables present the components of performance income for the Credit Group. The three and six month periods ended June 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
CLOs	$26	$—	$26	$4,680	$(5,682)	$(1,002)
CSF	—	(2,973)	(2,973)	—	(2,123)	(2,123)
ACE II	4,071	595	4,666	3,201	(652)	2,549
ACE III	15,361	(3,298)	12,063	—	6,350	6,350
Other credit funds	22,214	1,108	23,322	2	7,200	7,202
Total Credit Group	$41,672	$(4,568)	$37,104	$7,883	$5,093	$12,976

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
CLOs	$70	$—	$70	$4,883	$(4,487)	$396
CSF	—	(7,339)	(7,339)	—	(7,418)	(7,418)
ACE II	4,071	2,328	6,399	3,201	2,558	5,759
ACE III	15,361	7,469	22,830	—	11,542	11,542
Other credit funds	27,241	9,066	36,307	8,577	5,834	14,411
Total Credit Group	$46,743	$11,524	$58,267	$16,661	$8,029	$24,690

The following tables present the components of the change in performance income - unrealized for the Credit Group. The three and six month periods ended June 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
CLOs	$—	$—	$—	$—	$(4,680)	$233	$(1,235)	$(5,682)
CSF	—	—	(2,973)	(2,973)	—	—	(2,123)	(2,123)
ACE II	(4,071)	4,666	—	595	(3,201)	2,549	—	(652)
ACE III	(15,361)	12,063	—	(3,298)	—	6,350	—	6,350
Other credit funds	(10,501)	11,837	(228)	1,108	(2)	7,982	(780)	7,200
Total Credit Group	$(29,933)	$28,566	$(3,201)	$(4,568)	$(7,883)	$17,114	$(4,138)	$5,093

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Performance income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
CLOs	$—	$—	$—	$—	$(4,883)	$897	$(501)	$(4,487)
CSF	—	—	(7,339)	(7,339)	—	—	(7,418)	(7,418)
ACE II	(4,071)	6,399	—	2,328	(3,201)	5,759	—	2,558
ACE III	(15,361)	22,830	—	7,469	—	11,542	—	11,542
Other credit funds	(10,501)	19,939	(372)	9,066	(8,577)	14,700	(289)	5,834
Total Credit Group	$(29,933)	$49,168	$(7,711)	$11,524	$(16,661)	$32,898	$(8,208)	$8,029

Credit Group—Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Fee Related Earnings:
Fee related earnings increased by $14.7 million, or 23%, to $79.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $26.2 million, or 20%, to $157.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees increased by $23.2 million, or 21%, to $135.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $33.6 million, or 14%, to $267.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Additional invested capital into existing funds increased management fees by $10.1 million and $26.1 million for the three and six month comparative periods, respectively. The formation of 26 new funds with FPAUM of $7.3 billion subsequent to June 30, 2017 increased management fees by $8.3 million and $14.0 million for the three and six month comparative periods, respectively. ARCC Part I Fees increased by $10.7 million to $29.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $5.9 million to $58.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily due to ARCC recognizing increased interest income from the growth in the size of its portfolio combined with higher yields from recent increases in LIBOR as well as an increase in capital structuring fees from a greater number of new investment commitments. The increase for the six month comparative periods was partially offset by a $10 million quarterly ARCC Part I Fee waiver that commenced in the second quarter of 2017. The increases were also offset by the liquidation of 18 funds with FPAUM of $4.5 billion subsequent to June 30, 2017 decreasing management fees by $5.9 million and $12.8 million for the three and six month comparative periods, respectively.
The effective management fee rate increased from 0.97% for the three months ended June 30, 2017 to 1.02% for the three months ended June 30, 2018. ARCC Part I Fees' contribution towards the total effective management fee rate of the Credit Group increased from 0.16% for the three months ended June 30, 2017 to 0.23% for the three months ended June 30, 2018. The increase in the effective management fee rate for the three month comparative periods was primarily due to increased ARCC Part I fees and new direct lending funds with higher effective fee rates. The effective management fee rate remained consistent at 1.03% for the six months ended June 30, 2018 and 2017. ARCC Part I Fees' contribution towards the total effective management fee rate of the Credit Group decreased from 0.23% for the six months ended June 30, 2017 to 0.22% for the six months ended June 30, 2018. The effective management fee rate remained consistent for the six month comparative periods due to the impact of increased ARCC Part I Fees and new direct lending funds with higher effective fee rates being offset by the $10 million quarterly ARCC Part I Fee waiver.
Other Fees. Other fees increased by $1.2 million, or 21%, to $6.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $2.4 million, or 24%, to $12.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by transaction fees generated from a growing volume of loans funded from certain direct lending funds.
Compensation and Benefits.  Compensation and benefits expenses increased by $6.7 million, or 15%, to $51.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $5.3 million, or 5%, to $102.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by higher compensation expense related to ARCC Part I Fees. Compensation and benefits expenses represented 38.2% of management fees for both the three and six months ended June 30, 2018 compared to 40.1% and 41.4% for the three and six months ended June 30, 2017, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $3.0 million, or 37%, to $11.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $4.6 million, or 28%, to $20.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by marketing expenses to support expanding distribution and fundraising efforts, including our joint venture distribution platform. Additionally, occupancy costs increased by $0.9 million related to costs previously paid by ARCC for certain rent and utilities for the three and six months ended June 30, 2018 that we expect to continue.
Performance Related Earnings:
Performance related earnings increased by $14.4 million to $18.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $30.2 million to $41.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Performance related earnings were impacted by fluctuations of the following components:
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
Net performance income increased by $11.3 million to $16.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $31.6 million to $41.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by an increased capital base of certain direct lending funds generating returns in excess of their hurdle rates for both of the comparative periods. Net performance income for the six month period ended June 30, 2018 included a $13.7 million expense reduction from the reversal of unrealized performance related compensation payable balance at December 31, 2017. During the first quarter of 2018 we determined that the liability balance as of December 31, 2017 was no longer probable of payment based on the terms of the payment arrangement as payment is not required until revenue is realized.
Net Investment Income (Loss).  Net investment income (loss) increased by $3.1 million from a net investment loss of $1.0 million for the three months ended June 30, 2017 to net investment income of $2.0 million for the three months ended June 30, 2018. The increase was primarily due to higher market appreciation across our credit portfolio for the three month comparative period.
Net investment income decreased by $1.3 million to $0.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to lower market appreciation in our investments in our syndicated loan funds for the six month comparative period, offset by higher market appreciation in our investments in our U.S. direct lending funds for the six month comparative period.
Realized Income:
Realized income increased by $24.7 million, or 34%, to $97.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $33.7 million, or 24%, to $176.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily attributable to increases in FRE of $14.7 million and $26.2 million for the three and six month comparative periods, respectively, and to increases in net realized performance income of $12.1 million and $10.6 million for the three and six month comparative periods, respectively. Increases in net realized performance income were primarily from increased distributions generated on a growing capital base within certain direct lending funds that are generating returns in excess of their hurdle rates for the comparative periods. These increases were offset by reductions in net realized investment and other income of $2.1 million and $3.1 million for the three and six month comparative periods, respectively, primarily from our syndicated loan funds in the prior year period.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $29.0 million, or 42%, to $98.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $56.4 million, or 40%, to $199.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of the fluctuations described above.

Credit Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the three months ended June 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending(2)	Total Credit Group
Balance at 3/31/2018	$17,413	$4,582	$3,161	$4,905	$34,560	$12,689	$77,310
Net new par/ equity commitments	27	56	36	914	1,210	7,116	9,359
Net new debt commitments	457	—	—	—	1,533	—	1,990
Distributions	(172)	(295)	(297)	(73)	(862)	(101)	(1,800)
Change in fund value	(98)	38	31	7	397	(376)	(1)
Balance at 6/30/2018	$17,627	$4,381	$2,931	$5,753	$36,838	$19,328	$86,858
Average AUM(1)	$17,520	$4,482	$3,046	$5,329	$35,699	$16,009	$82,085

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 3/31/2017	$16,761	$4,693	$3,366	$4,260	$26,293	$9,858	$65,231
Net new par/ equity commitments	465	53	(35)	169	1,431	—	2,083
Net new debt commitments	881	—	—	—	815	571	2,267
Distributions	(1,699)	(341)	(15)	—	(1,094)	(297)	(3,446)
Change in fund value	181	97	35	82	282	635	1,312
Balance at 6/30/2017	$16,589	$4,502	$3,351	$4,511	$27,727	$10,767	$67,447
Average AUM(1)	$16,675	$4,598	$3,359	$4,386	$27,010	$10,313	$66,341

(1)	Represents the quarterly average of beginning and ending balances.

(2)	Includes $6.5 billion related to the first close of ACE IV, which had its final close in July 2018 of an additional $1.1 billion to reach its hard cap of $7.6 billion.

The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the six months ended June 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending(2)	Total Credit Group
Balance at 12/31/2017	$16,530	$4,630	$3,333	$4,791	$30,640	$11,808	$71,732
Net new par/ equity commitments	130	200	39	974	3,781	7,335	12,459
Net new debt commitments	1,574	—	—	—	2,925	246	4,745
Distributions	(580)	(453)	(473)	(76)	(1,331)	(223)	(3,136)
Change in fund value	(27)	4	32	64	823	162	1,058
Balance at 6/30/2018	$17,627	$4,381	$2,931	$5,753	$36,838	$19,328	$86,858
Average AUM(1)	$17,190	$4,531	$3,142	$5,150	$34,013	$14,608	$78,634

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2016	$17,260	$4,978	$3,304	$4,254	$21,110	$9,560	$60,466
Acquisitions	—	—	—	—	3,605	—	3,605
Net new par/ equity commitments	519	110	(28)	169	3,370	214	4,354
Net new debt commitments	1,290	—	—	—	875	571	2,736
Distributions	(2,716)	(766)	(29)	(114)	(1,559)	(472)	(5,656)
Change in fund value	236	180	104	202	326	894	1,942
Balance at 6/30/2017	$16,589	$4,502	$3,351	$4,511	$27,727	$10,767	$67,447
Average AUM(1)	$16,870	$4,724	$3,340	$4,342	$25,043	$10,062	$64,381

(1)	Represents the quarterly average of beginning and ending balances.

(2)	Includes $6.5 billion related to the first close of ACE IV, which had its final close in July 2018 of an additional $1.1 billion to reach its hard cap of $7.6 billion.

Credit Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the three months ended June 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2018	$15,592	$4,578	$2,621	$3,515	$18,158	$7,076	$51,540
Commitments	1,721	56	1	35	45	30	1,888
Subscriptions/deployment/increase in leverage	—	—	25	60	1,134	732	1,951
Redemptions/distributions/decrease in leverage	(163)	(293)	(307)	(188)	(890)	(268)	(2,109)
Change in fund value	(6)	39	29	10	186	(192)	66
Change in fee basis	—	—	—	—	—	—	—
FPAUM Balance at 6/30/2018	$17,144	$4,380	$2,369	$3,432	$18,633	$7,378	$53,336
Average FPAUM(1)	$16,368	$4,479	$2,495	$3,474	$18,396	$7,227	$52,439

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2017	$15,564	$4,693	$2,784	$3,176	$14,273	$5,206	$45,696
Commitments	1,068	49	—	80	54	—	1,251
Subscriptions/deployment/increase in leverage	—	3	18	112	791	341	1,265
Redemptions/distributions/decrease in leverage	(1,704)	(341)	(36)	(40)	(300)	(263)	(2,684)
Change in fund value	134	99	31	86	227	179	756
Change in fee basis	—	—	—	—	—	225	225
FPAUM Balance at 6/30/2017	$15,062	$4,503	$2,797	$3,414	$15,045	$5,688	$46,509
Average FPAUM(1)	$15,313	$4,598	$2,791	$3,295	$14,659	$5,447	$46,103

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the six months ended June 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2017	$15,251	$4,629	$2,809	$3,434	$16,869	$6,458	$49,450
Commitments	2,425	189	4	95	75	30	2,818
Subscriptions/deployment/increase in leverage	—	12	25	149	2,373	1,356	3,915
Redemptions/distributions/decrease in leverage	(566)	(451)	(499)	(289)	(1,136)	(393)	(3,334)
Change in fund value	38	4	30	43	452	(73)	494
Change in fee basis	(4)	(3)	—	—	—	—	(7)
FPAUM Balance at 6/30/2018	$17,144	$4,380	$2,369	$3,432	$18,633	$7,378	$53,336
Average FPAUM(1)	$15,996	$4,529	$2,600	$3,460	$17,887	$6,971	$51,443

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2016	$15,998	$4,978	$2,705	$3,128	$11,292	$4,608	$42,709
Acquisitions	—	—	—	—	2,789	—	2,789
Commitments	1,523	96	3	80	81	—	1,783
Subscriptions/deployment/increase in leverage	—	14	42	147	1,165	914	2,282
Redemptions/distributions/decrease in leverage	(2,630)	(766)	(49)	(131)	(612)	(315)	(4,503)
Change in fund value	171	181	96	190	330	256	1,224
Change in fee basis	—	—	—	—	—	225	225
FPAUM Balance at 6/30/2017	$15,062	$4,503	$2,797	$3,414	$15,045	$5,688	$46,509
Average FPAUM(1)	$15,541	$4,725	$2,762	$3,239	$13,537	$5,167	$44,971

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Credit Group by its fee basis as of June 30, 2018 and 2017 (in millions):

FPAUM: $53,336	FPAUM: $46,509

The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of June 30, 2018 and 2017 (in millions):

AUM: $86,858	AUM: $67,447
(1) Includes $7.0 billion and $6.4 billion of AUM of funds for which we indirectly earn management fees as of June 30, 2018 and 2017, respectively.

Credit Group—Fund Performance Metrics as of June 30, 2018
The Credit Group managed 152 funds as of June 30, 2018 across the liquid and illiquid credit strategies. ARCC contributed approximately 55% of the Credit Group’s total management fees for the six months ended June 30, 2018. In addition to ARCC, four significant funds contributed approximately 8% of the Credit Group’s management fees for the six months ended June 30, 2018. Our significant non-drawdown funds are ARCC; one sub-advised fund; and one separately managed account over which we exercise sole investment discretion. Our significant drawdown funds are Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund; and Ares Capital Europe III, L.P. (“ACE III”), a 2015 vintage commingled fund, both of which focus on direct lending to European middle market companies.
The following table presents the performance data for our significant funds in the Credit Group that are not drawdown funds:

		As of June 30, 2018
			Returns(%)(1)
	Year of	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund	Inception	(in millions)	Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$15,020	N/A	3.5	N/A	7.0	N/A	11.9	U.S. Direct Lending
Sub-advised Client A(4)	2007	618	1.2	1.1	0.2	—	7.6	7.2	High Yield
Separately Managed Account Client B(4)	2016	718	0.4	0.3	(1.0)	(1.1)	4.7	4.4	High Yield

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

(4)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.
The following table presents the performance data of our significant drawdown funds:

			As of June 30, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACE II(7)	2013	$1,427	$1,216	$968	$577	$699	$1,276	1.4x	1.3x	10.4	7.7	E.U. Direct Lending
ACE III(8)	2015	5,060	2,822	3,068	235	3,347	3,582	1.2x	1.2x	17.8	13.5	E.U. Direct Lending

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

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

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance income. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance income as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
ACE II is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and gross and net MoIC presented in the chart are for the U.S. dollar denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the Euro denominated feeder fund are 12.3% and 9.3%, respectively. The gross and net MoIC for the Euro denominated feeder fund are 1.5x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs and the net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. dollar denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

(8)
ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the Euro denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the U.S. dollar denominated feeder fund are 16.4% and 12.1%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.2x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group
The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees	$49,318	$56,427	$(7,109)	(13)%	$99,205	$96,246	$2,959	3%
Other fees	337	338	(1)	—%	677	678	(1)	—%
Compensation and benefits	(18,672)	(18,388)	(284)	(2)%	(37,871)	(31,606)	(6,265)	(20)%
General, administrative and other expenses	(4,175)	(4,345)	170	4%	(8,216)	(8,543)	327	4%
Fee Related Earnings	26,808	34,032	(7,224)	(21)%	53,795	56,775	(2,980)	(5)%
Performance income-realized	80,415	64,780	15,635	24%	84,813	64,780	20,033	31%
Performance income-unrealized	(133,605)	228,747	(362,352)	NM	(112,539)	260,984	(373,523)	NM
Performance related compensation-realized	(64,311)	(50,914)	(13,397)	(26)%	(67,871)	(50,914)	(16,957)	(33)%
Performance related compensation-unrealized	106,912	(184,021)	290,933	NM	88,218	(209,526)	297,744	NM
Net performance income	(10,589)	58,592	(69,181)	NM	(7,379)	65,324	(72,703)	NM
Investment income-realized	9,016	2,717	6,299	232%	9,687	3,296	6,391	194%
Investment income (loss)-unrealized	290	25,354	(25,064)	(99)%	(3,860)	33,900	(37,760)	NM
Interest and other investment income	3,039	1,983	1,056	53%	3,368	2,135	1,233	58%
Interest expense	(1,440)	(1,397)	(43)	(3)%	(2,668)	(2,910)	242	8%
Net investment income	10,905	28,657	(17,752)	(62)%	6,527	36,421	(29,894)	(82)%
Performance related earnings	316	87,249	(86,933)	(100)%	(852)	101,745	(102,597)	NM
Economic net income	$27,124	$121,281	(94,157)	(78)%	$52,943	$158,520	(105,577)	(67)%
Realized income	$53,408	$50,151	3,257	6%	$80,735	$72,496	8,239	11%

NM - Not meaningful

Accrued carried interest for the Private Equity Group includes the following:

	As of June 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
ACOF III	$510,993	$570,578
ACOF IV	184,204	217,354
EIF V	—	16,215
Other funds	7,671	11,260
Total Private Equity Group	$702,868	$815,407

Performance income for the Private Equity Group includes the following:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
ACOF III	$80,415	$(90,234)	$(9,819)	$4,263	$206,293	$210,556
ACOF IV	—	(41,578)	(41,578)	55,853	41,203	97,056
ACOF V	—	—	—	—	(5,719)	(5,719)
EIF V	—	—	—	—	(2,477)	(2,477)
Other funds	—	(1,793)	(1,793)	4,664	(10,553)	(5,889)
Total Private Equity Group	$80,415	$(133,605)	$(53,190)	$64,780	$228,747	$293,527

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
ACOF III	$83,209	$(59,584)	$23,625	$4,263	$183,526	$187,789
ACOF IV	1,604	(33,150)	(31,546)	55,853	96,026	151,879
ACOF V	—	—	—	—	—	—
EIF V	—	(16,215)	(16,215)	—	(2,439)	(2,439)
Other funds	—	(3,590)	(3,590)	4,664	(16,129)	(11,465)
Total Private Equity Group	$84,813	$(112,539)	$(27,726)	$64,780	$260,984	$325,764

The following tables present the components of the change in performance income - unrealized for the Private Equity Group:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
ACOF III	$(80,415)	$—	$(9,820)	$(90,235)	$(4,263)	$210,556	$—	$206,293
ACOF IV	—	—	(41,578)	(41,578)	(55,853)	97,056	—	41,203
ACOF V	—	—	—	—	—	—	(5,719)	(5,719)
EIF V	—	—	—	—	—	—	(2,477)	(2,477)
Other funds	—	—	(1,792)	(1,792)	(4,664)	5	(5,894)	(10,553)
Total Private Equity Group	$(80,415)	$—	$(53,190)	$(133,605)	$(64,780)	$307,617	$(14,090)	$228,747

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
ACOF III	$(83,209)	$23,625	$—	$(59,584)	$(4,263)	$187,789	$—	$183,526
ACOF IV	(1,604)	—	(31,546)	(33,150)	(55,853)	151,879	—	96,026
ACOF V	—	—	—	—	—	—	—	—
EIF V	—	—	(16,215)	(16,215)	—	—	(2,439)	(2,439)
Other funds	—	961	(4,551)	(3,590)	(4,664)	1,014	(12,479)	(16,129)
Total Private Equity Group	$(84,813)	$24,586	$(52,312)	$(112,539)	$(64,780)	$340,682	$(14,918)	$260,984

Private Equity Group—Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Fee Related Earnings:
Fee related earnings decreased by $7.2 million, or 21%, to $26.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $3.0 million, or 5%, to $53.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees. Total management fees decreased by $7.1 million, or 13%, to $49.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily driven by the impact of a $5.5 million one-time catch-up fee related to the final close of EIF V recognized during the three months ended June 30, 2017. Additionally, ACOF III, U.S. Power Fund III, L.P. (“USPF III”) and U.S. Power Fund IV, L.P. (“USPF IV”) sold investments subsequent to June 30, 2017 resulting in a $2.5 million decrease in management fees for the three month comparative periods, as these funds are no longer in their reinvestment periods with management fees based on invested capital. Conversely, capital deployment in Ares Special Situations Fund IV, L.P. (“SSF IV”) increased its fee basis and management fees by $1.5 million for the three month comparative periods.
Total management fees increased by $3.0 million, or 3%, to $99.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase for the six month comparative periods was primarily driven by an $18.5 million increase in management fees for the six month comparative periods from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), which began generating fees in March 2017 and by a $2.4 million increase in management fees for the six month comparative periods attributable to increased invested capital in SSF IV in the current year period. Conversely, management fees from ACOF IV decreased by $8.4 million for the six month comparative periods due to a reduced fee rate and change in fee basis in connection with the launch of ACOF V. Additionally offsetting the increase was $5.8 million of one-time catch-up fees related to the final closings of EIF V recognized during the six months ended June 30, 2017. ACOF III, USPF III and USPF IV sold investments subsequent to June 30, 2017, reducing invested capital and resulting in a $4.3 million decrease in management fees for the six month comparative periods.
The effective management fee rate, excluding the effect of one-time catch-up fees, increased from 1.18% for the three months ended June 30, 2017 to 1.19% for the three months ended June 30, 2018. The effective management fee rate, excluding the effect of one-time catch-up fees, decreased from 1.20% for the six months ended June 30, 2017 to 1.19% for the six months ended June 30, 2018. The decrease for the six month comparative period was primarily the result of a reduced fee rate at ACOF IV.
Compensation and Benefits.  Compensation and benefits expenses increased by $0.3 million, or 2%, to $18.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $6.3 million, or 20%, to $37.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase for the six month comparative periods was primarily due to additional headcount to expand our capabilities within the special situations strategy and to support an increasing asset base and pool of investments within our corporate opportunity strategy, as well as an increase in incentive compensation. Compensation and benefits expenses represented 37.9% and 38.2% of management fees for the three and six months ended June 30, 2018 compared to 32.6% and 32.8% for the three and six months ended June 30, 2017.
Performance Related Earnings:
Performance related earnings decreased by $86.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $102.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Performance related earnings were impacted by fluctuations of the following components:
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
Net performance income decreased by $69.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $72.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Net performance income for the three months ended June 30, 2018 primarily included an $8.3 million reversal of net performance income due to a reduction in fair value of one of ACOF IV’s industrial portfolio companies. Net performance income for the six months ended June 30, 2018 included the following: (i) $6.3 million reversal of net performance income due to a reduction in fair value of one of ACOF IV’s industrial portfolio companies; (ii) $4.9 million reversal of net performance income attributable to EIF V primarily due to a reduction in fair value of one of its energy portfolio companies; offset by (iii) $4.7 million of net performance income attributable to ACOF III primarily due to market appreciation of one of its publicly traded retail portfolio companies.
Net performance income for the three and six months ended June 30, 2017 included the following: (i) $42.1 million and $37.6 million, respectively, of net performance income attributable to ACOF III primarily due to significant market appreciation of one of its publicly traded retail portfolio companies following the company's initial public offering; and (ii) $19.4 million and $30.4 million, respectively, of net performance income attributable to ACOF IV primarily due to an increased fair value of one of its veterinary portfolio companies following a minority sale of the company.
Net Investment Income.  Net investment income decreased by $17.8 million to $10.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $29.9 million to $6.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases were primarily driven by lower net gains of $39.4 million and $31.1 million for the three and six month comparative periods, respectively, on our investment in ACOF III attributable to one of the fund’s publicly traded retail portfolio companies following its initial public offering in the prior year period. Offsetting the decrease was an increase in market appreciation of $17.9 million on our investment in our Asian corporate private equity fund primarily due to an increased valuation as a result of a recent round of fundraising of one the fund's portfolio companies for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Realized Income:
Realized income increased by $3.3 million, or 6%, to $53.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $8.2 million, or 11%, to $80.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by increases in net realized investment and other income of $8.2 million and $8.1 million for the three and six month comparative periods, respectively, and by increases in net realized performance fees of $2.2 million and $3.1 million for the three and six month comparative periods, respectively. Increases in realized performance fees and realized investment income were primarily due to realizations and related distributions from ACOF III's partial sale of its position in a publicly traded retail portfolio company. Conversely, FRE decreased by $7.2 million and $3.0 million for the three and six month comparative periods, respectively.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $94.2 million to $27.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $105.6 million to $52.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as a result of the fluctuations described above.

Private Equity Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the three months ended June 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 3/31/2018	$18,728	$4,061	$1,514	$24,303
Net new equity commitments	—	350	—	350
Distributions	(485)	(545)	(9)	(1,039)
Change in fund value	(157)	117	28	(12)
Balance at 6/30/2018	$18,086	$3,983	$1,533	$23,602
Average AUM(1)	$18,407	$4,022	$1,524	$23,953

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 3/31/2017	$18,384	$4,574	$1,695	$24,653
Net new equity commitments	(3)	284	—	281
Distributions	(535)	(32)	(93)	(660)
Change in fund value	1,624	(100)	(28)	1,496
Balance at 6/30/2017	$19,470	$4,726	$1,574	$25,770
Average AUM(1)	$18,927	$4,650	$1,635	$25,212

(1)	Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the six months ended June 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2017	$18,557	$4,423	$1,550	$24,530
Net new equity commitments	13	350	—	363
Distributions	(509)	(763)	(49)	(1,321)
Change in fund value	25	(27)	32	30
Balance at 6/30/2018	$18,086	$3,983	$1,533	$23,602
Average AUM(1)	$18,457	$4,156	$1,532	$24,145

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
Balance at 12/31/2016	$18,162	$5,143	$1,736	$25,041
Net new equity commitments	23	300	—	323
Distributions	(553)	(609)	(141)	(1,303)
Change in fund value	1,838	(108)	(21)	1,709
Balance at 6/30/2017	$19,470	$4,726	$1,574	$25,770
Average AUM(1)	$18,672	$4,814	$1,668	$25,154

(1)	Represents the quarterly average of beginning and ending balances.

Private Equity Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the three months ended June 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 3/31/2018	$12,104	$3,634	$925	$16,663
Commitments	—	350	—	350
Subscriptions/deployment/increase in leverage	94	33	44	171
Redemptions/distributions/decrease in leverage	(66)	(500)	(24)	(590)
Change in fund value	(5)	—	—	(5)
FPAUM Balance at 6/30/2018	$12,127	$3,517	$945	$16,589
Average FPAUM(1)	$12,116	$3,576	$935	$16,627

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 3/31/2017	$12,720	$3,865	$597	$17,182
Commitments	(3)	284	—	281
Subscriptions/deployment/increase in leverage	230	9	217	456
Redemptions/distributions/decrease in leverage	(510)	(24)	(36)	(570)
Change in fund value	—	(53)	(4)	(57)
FPAUM Balance at 6/30/2017	$12,437	$4,081	$774	$17,292
Average FPAUM(1)	$12,579	$3,973	$686	$17,238

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the six months ended June 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2017	$12,073	$4,019	$766	$16,858
Commitments	13	350	—	363
Subscriptions/deployment/increase in leverage	123	34	217	374
Redemptions/distributions/decrease in leverage	(80)	(886)	(50)	(1,016)
Change in fund value	(2)	—	12	10
FPAUM Balance at 6/30/2018	$12,127	$3,517	$945	$16,589
Average FPAUM(1)	$12,101	$3,723	$879	$16,703

	Corporate Private Equity	Private Equity - EIF	Special Situations	Total Private Equity Group
FPAUM Balance at 12/31/2016	$6,454	$4,232	$628	$11,314
Commitments	7,622	300	—	7,922
Subscriptions/deployment/increase in leverage	409	169	259	837
Redemptions/distributions/decrease in leverage	(521)	(332)	(65)	(918)
Change in fund value	—	(288)	(48)	(336)
Change in fee basis	(1,527)	—	—	(1,527)
FPAUM Balance at 6/30/2017	$12,437	$4,081	$774	$17,292
Average FPAUM(1)	$10,537	$4,059	$666	$15,262

(1)	Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Private Equity Group by its fee basis as of June 30, 2018 and 2017 (in millions):

FPAUM: $16,589	FPAUM: $17,292

The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of June 30, 2018 and 2017 (in millions):

AUM: $23,602	AUM: $25,770

Private Equity Group—Fund Performance Metrics as of June 30, 2018
The Private Equity Group managed 23 commingled funds and related co-investment vehicles as of June 30, 2018. ACOF III, ACOF IV, ACOF V, SSF IV, USPF III, USPF IV and EIF V, each considered a significant fund, combined for approximately 96% of the Private Equity Group’s management fees for the six months ended June 30, 2018. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. Our special situations funds invest opportunistically across a broad spectrum of distressed or mispriced investments. Our U.S. power and energy infrastructure funds focus on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. ACOF III. ACOF IV, USPF III and USPF IV are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V, SSF IV and EIF V are in deployment mode. We do not present fund performance metrics for significant funds with less than two years of historical information, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one year anniversary of the fund's first investment or (ii) such time the fund is 50% or more invested.
The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

			As of June 30, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF III	2007	$481	$1,350	$1,808	$2,110	$448	$2,558	1.4x	1.4x	7.4	4.9	U.S. Power and Energy Infrastructure
ACOF III	2008	4,208	3,510	3,867	6,662	3,889	10,551	2.7x	2.3x	30.7	22.9	Corporate Private Equity
USPF IV	2010	1,771	1,688	1,859	933	1,608	2,541	1.4x	1.3x	10.1	6.6	U.S. Power and Energy Infrastructure
ACOF IV	2012	5,295	4,700	4,107	2,520	4,427	6,947	1.7x	1.5x	20.4	13.7	Corporate Private Equity
EIF V	2015	787	801	505	146	418	564	1.1x	1.0x	12.0	(1.2)	U.S. Power and Energy Infrastructure
SSF IV(7)	2015	1,367	1,515	1,693	774	801	1,576	0.9x	0.9x	(7.2)	(8.9)	Special Situations
ACOF V	2017	7,838	7,850	2,943	118	3,015	3,133	1.1x	1.0x	NA	NA	Corporate Private Equity

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, performance fees as applicable and other expenses.

(4)
The net MoIC for the U.S. power and energy infrastructure and special situation funds is calculated at the fund-level. The net MoIC for the corporate private equity funds is calculated at the investment-level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance income. The net MoIC is after giving effect to management fees, performance income as applicable and other expenses.

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

(6)
The net IRR for the U.S. power and energy infrastructure and special situation funds is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRR for the corporate private equity funds is an annualized since inception net internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. Cash flows used in the net IRR calculations are assumed to occur at month end. For all funds, the net IRRs are calculated after giving effect to management fees, performance income as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. Including the timing on contribution and distributions to and from the corporate private equity funds, net investor IRRs since inception for ACOF III is 22.2% and for ACOF IV is 12.9%.

(7)
In January 2017, a new team assumed portfolio management of SSF IV. In addition to presenting the cumulative performance measure by SSF IV, we have also adopted a new performance measurement called “SSF IV 2.0”.  SSF IV 2.0 is a subset of SSF IV positions and is intended to provide insight into the new team’s cumulative investment performance. SSF IV 2.0 investments represent (i) existing and re-underwritten positions by the new team on January 1, 2017 and (ii) all new investments made by the new team since January 1, 2017. As part of the re-underwriting process, each liquid investment in the SSF IV portfolio was evaluated and a determination was made whether to continue to hold such investment in the SSF IV portfolio or dispose of such investment. At the same time, legacy illiquid investments have been excluded from the SSF IV 2.0 track record as it was not possible to dispose of such investments in the near-term due to their private, illiquid nature. Since January 2017, SSF IV 2.0 has generated gross and net (realized and unrealized) internal rates of return of 15.6% and 10.8%, respectively, through June 30, 2018.

Real Estate Group
The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees	$17,138	$16,479	$659	4%	$32,311	$32,094	$217	1%
Other fees	7	19	(12)	(63)%	10	10	—	—%
Compensation and benefits	(8,768)	(9,714)	946	10%	(16,407)	(19,450)	3,043	16%
General, administrative and other expenses	(2,391)	(3,091)	700	23%	(4,823)	(5,822)	999	17%
Fee Related Earnings	5,986	3,693	2,293	62%	11,091	6,832	4,259	62%
Performance income-realized	521	1,467	(946)	(64)%	14,159	1,494	12,665	NM
Performance income-unrealized	13,830	29,789	(15,959)	(54)%	11,790	43,877	(32,087)	(73)%
Performance related compensation-realized	7	(161)	168	NM	(8,214)	(177)	(8,037)	NM
Performance related compensation-unrealized	(8,785)	(18,632)	9,847	53%	(8,276)	(27,070)	18,794	69%
Net performance income	5,573	12,463	(6,890)	(55)%	9,459	18,124	(8,665)	(48)%
Investment income (loss)-realized	(250)	373	(623)	NM	3,100	2,156	944	44%
Investment income (loss)-unrealized	(525)	1,134	(1,659)	NM	(1,757)	690	(2,447)	NM
Interest and other investment income (expense)	(1,218)	1,534	(2,752)	NM	(201)	1,353	(1,554)	NM
Interest expense	(452)	(429)	(23)	(5)%	(872)	(861)	(11)	(1)%
Net investment income (loss)	(2,445)	2,612	(5,057)	NM	270	3,338	(3,068)	(92)%
Performance related earnings	3,128	15,075	(11,947)	(79)%	9,729	21,462	(11,733)	(55)%
Economic net income	$9,114	$18,768	(9,654)	(51)%	$20,820	$28,294	(7,474)	(26)%
Realized income	$6,479	$5,181	1,298	25%	$20,148	$9,769	10,379	106%

NM - Not Meaningful

Accrued carried interest and incentive fee receivable for the Real Estate Group include the following:

	As of June 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
US VIII	$37,706	$32,940
EF IV	51,905	50,801
Other real estate funds	44,117	37,528
Subtotal	133,728	121,269
Other fee generating funds(1)	13,313	15,362
Total Real Estate Group	$147,041	$136,631

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of performance income for the Real Estate Group. The three and six month periods ended June 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
US VIII	$—	$436	$436	$—	$4,074	$4,074
EF IV	—	11,012	11,012	—	18,964	18,964
Other real estate funds	—	2,934	2,934	267	7,734	8,001
Subtotal	—	14,382	14,382	267	30,772	31,039
Other fee generating funds(1)	521	(552)	(31)	1,200	(983)	217
Total Real Estate Group	$521	$13,830	$14,351	$1,467	$29,789	$31,256

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
US VIII	$—	$4,766	$4,766	$—	$8,134	$8,134
EF IV	12,396	1,104	13,500	—	28,055	28,055
Other real estate funds	1,242	7,447	8,689	294	8,647	8,941
Subtotal	13,638	13,317	26,955	294	44,836	45,130
Other fee generating funds(1)	521	(1,527)	(1,006)	1,200	(959)	241
Total Real Estate Group	$14,159	$11,790	$25,949	$1,494	$43,877	$45,371

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of the change in performance income - unrealized for the Real Estate Group. The three and six month periods ended June 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
US VIII	$—	$436	$—	$436	$—	$4,074	$—	$4,074
EF IV	—	11,012	—	11,012	—	18,964	—	18,964
Other real estate funds	—	4,875	(1,941)	2,934	(267)	8,117	(116)	7,734
Subtotal	—	16,323	(1,941)	14,382	(267)	31,155	(116)	30,772
Other fee generating funds(1)	(521)	337	(368)	(552)	(1,200)	827	(610)	(983)
Total Real Estate Group	$(521)	$16,660	$(2,309)	$13,830	$(1,467)	$31,982	$(726)	$29,789

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
US VIII	$—	$4,766	$—	$4,766	$—	$8,134	$—	$8,134
EF IV	(12,396)	13,500	—	1,104	—	28,055	—	28,055
Other real estate funds	(1,242)	10,801	(2,112)	7,447	(294)	9,456	(515)	8,647
Subtotal	(13,638)	29,067	(2,112)	13,317	(294)	45,645	(515)	44,836
Other fee generating funds(1)	(521)	302	(1,308)	(1,527)	(1,200)	1,149	(908)	(959)
Total Real Estate Group	$(14,159)	$29,369	$(3,420)	$11,790	$(1,494)	$46,794	$(1,423)	$43,877

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Fee Related Earnings:
Fee related earnings increased by $2.3 million, or 62%, to $6.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $4.3 million, or 62%, to $11.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees.  Total management fees increased by $0.7 million, or 4%, to $17.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $0.2 million, or 1%, to $32.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Management fees for the three and six months ended June 30, 2018 included $2.1 million and $2.6 million, respectively, from the launch of our new flagship E.U. real estate equity fund that began generating management fees during the first quarter of 2018. Additionally, a recently launched flagship U.S. real estate equity fund increased management fees by $1.8 million and $3.0 million for the three and six month comparative periods, respectively, of which $0.9 million and $1.1 million were attributable to one-time catch up fees for the three and six month comparative periods, respectively. These increases were primarily offset by decreases of $0.7 million and $1.4 million caused by the liquidation of one of our European real estate equity funds for the three and six month comparative periods, respectively, combined with the sale of investments within certain of other real estate equity funds nearing the end of their fund terms.
The effective management fee rate, excluding the effect of one-time catch-up fees, decreased from 0.97% for the three and six months ended June 30, 2017 to 0.92% for the three months ended June 30, 2018 and to 0.93% for the six months ended June 30, 2018. Fluctuations in effective management fee rates between periods are primarily due to a change in composition of committed capital to invested capital across our real estate funds, where the fee rate on committed capital increases as capital is invested.
Compensation and Benefits.  Compensation and benefits expenses decreased by $0.9 million, or 10%, to $8.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $3.0 million, or 16%, to $16.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases were primarily driven by reductions in incentive based compensation. Compensation and benefits expenses represented 51.2% and 50.8% of management fees for the three and six months ended June 30, 2018 compared to 58.9% and 60.6% for the three and six months ended June 30, 2017.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.7 million, or 23%, to $2.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $1.0 million, or 17%, to $4.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases were primarily due to fundraising and related travel incurred in the prior year periods related to the launch of our new flagship U.S. real estate equity fund.
Performance Related Earnings:
Performance related earnings decreased by $11.9 million, or 79%, to $3.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $11.7 million, or 55%, to $9.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Income.  Net performance income includes realized and unrealized performance income, net of realized and unrealized performance related compensation. The impact of reversals of previously recognized performance income and the corresponding performance related compensation expense is reflected as a reduction in unrealized performance income and performance related compensation.
Net performance income decreased by $6.9 million, or 55%, to $5.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $8.7 million, or 48%, to $9.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases were primarily due to greater market appreciation of U.S. and E.U. equity funds' investments in the prior year periods compared to the current year periods.

Net Investment Income (Loss).  Net investment income (loss) decreased by $5.1 million from net investment income of $2.6 million for the three months ended June 30, 2017 to a net investment loss of $2.4 million for the three months ended June 30, 2018. Net investment income decreased by $3.1 million to $0.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies of $1.3 million and $1.0 million for the three and six months ended June 30, 2017 decreased by $3.2 million and $2.1 million, respectively, to transaction losses of $1.9 million and $1.1 million, for the three and six months ended June 30, 2018, respectively. Additionally, investments in our U.S. and E.U. equity funds experienced decreases in net gains of $2.2 million and $1.5 million for the three and six month comparative periods, respectively, as a result of lower appreciation in property values during the current year periods compared to the prior year periods.
Realized Income:
Realized income increased by $1.3 million, or 25%, to $6.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $10.4 million, or 106%, to $20.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase for the three month comparative periods was primarily driven by an increase in FRE of $2.3 million, offset by a decrease in net realized performance income of $0.8 million and by a decrease in net realized investment and other income of $0.2 million. The increase for the six month comparative periods was primarily driven by an increase in FRE of $4.3 million, by an increase in net realized performance income of $4.6 million and by an increase in net realized investment and other income of $1.5 million. Distributions from Ares European Real Estate Fund IV L.P. (“EF IV”) of investment income and performance income for the six months ended June 30, 2018 exceeded distributions of the prior year comparative period.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $9.7 million, or 51%, to $9.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $7.5 million, or 26%, to $20.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as a result of the fluctuations described above.

Real Estate Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the three months ended June 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2018	$4,505	$3,388	$3,003	$10,896
Net new equity commitments	110	197	—	307
Distributions	(133)	(99)	(8)	(240)
Change in fund value	72	(135)	10	(53)
Balance at 6/30/2018	$4,554	$3,351	$3,005	$10,910
Average AUM(1)	$4,530	$3,370	$3,004	$10,904

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2017	$4,136	$3,050	$2,755	$9,941
Net new equity commitments	502	—	—	502
Net new debt commitments	—	—	236	236
Distributions	(74)	(86)	(8)	(168)
Change in fund value	95	179	7	281
Balance at 6/30/2017	$4,659	$3,143	$2,990	$10,792
Average AUM(1)	$4,398	$3,097	$2,873	$10,368

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the six months ended June 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2017	$4,578	$2,704	$2,947	$10,229
Net new equity commitments	144	965	55	1,164
Distributions	(267)	(248)	(16)	(531)
Change in fund value	99	(70)	19	48
Balance at 6/30/2018	$4,554	$3,351	$3,005	$10,910
Average AUM(1)	$4,546	$3,148	$2,985	$10,679

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2016	$4,106	$3,100	$2,546	$9,752
Net new equity commitments	521	—	—	521
Net new debt commitments	—	—	509	509
Distributions	(93)	(204)	(78)	(375)
Change in fund value	125	247	13	385
Balance at 6/30/2017	$4,659	$3,143	$2,990	$10,792
Average AUM(1)	$4,300	$3,098	$2,764	$10,162

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the three months ended June 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2018	$3,008	$2,729	$1,014	$6,751
Commitments	97	—	—	97
Subscriptions/deployment/increase in leverage	14	240	26	280
Redemptions/distributions/decrease in leverage	(67)	(40)	(8)	(115)
Change in fund value	7	(67)	10	(50)
FPAUM Balance at 6/30/2018	$3,059	$2,862	$1,042	$6,963
Average FPAUM(1)	$3,034	$2,796	$1,028	$6,858

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2017	$2,758	$2,484	$1,115	$6,357
Commitments	390	—	—	390
Subscriptions/deployment/increase in leverage	153	—	1	154
Redemptions/distributions/decrease in leverage	(62)	(26)	(8)	(96)
Change in fund value	—	78	7	85
Change in fee basis	(236)	—	—	(236)
FPAUM Balance at 6/30/2017	$3,003	$2,536	$1,115	$6,654
Average FPAUM(1)	$2,881	$2,510	$1,115	$6,506

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the six months ended June 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2017	$3,062	$2,064	$1,063	$6,189
Commitments	126	737	—	863
Subscriptions/deployment/increase in leverage	51	338	26	415
Redemptions/distributions/decrease in leverage	(148)	(83)	(67)	(298)
Change in fund value	5	(27)	20	(2)
Change in fee basis	(37)	(167)	—	(204)
FPAUM Balance at 6/30/2018	$3,059	$2,862	$1,042	$6,963
Average FPAUM(1)	$3,043	$2,552	$1,040	$6,635

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2016	$2,891	$2,531	$1,118	$6,540
Commitments	390	—	—	390
Subscriptions/deployment/increase in leverage	204	—	3	207
Redemptions/distributions/decrease in leverage	(198)	(46)	(26)	(270)
Change in fund value	—	51	20	71
Change in fee basis	(284)	—	—	(284)
FPAUM Balance at 6/30/2017	$3,003	$2,536	$1,115	$6,654
Average FPAUM(1)	$2,884	$2,517	$1,116	$6,517

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Real Estate Group by its fee basis as of June 30, 2018 and 2017 (in millions):

FPAUM: $6,963	FPAUM: $6,654
(1) Market value/other includes ACRE fee paying AUM, which is based on ACRE's stockholders' equity.

The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of June 30, 2018 and 2017 (in millions):

AUM: $10,910	AUM: $10,792

Real Estate Group—Fund Performance Metrics as of June 30, 2018
The Real Estate Group managed 43 funds in real estate debt and in real estate equity as of June 30, 2018. Two funds in our Real Estate Group, each considered a significant fund, combined for approximately 25% of the Real Estate Group’s management fees for the six months ended June 30, 2018: EF IV, a commingled fund focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany; and Ares European Property Enhancement Program II, L.P. (“EPEP II”), a commingled equity fund focused on real estate assets located in Europe.
The following table presents the performance data for our significant funds in the Real Estate Group, each of which are drawdown funds:

			As of June 30, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$990	$1,302	$1,103	$534	$1,029	$1,563	1.4x	1.2x	20.8	13.6	E.U. Real Estate Equity
EPEP II(8)	2015	680	747	342	132	289	422	1.2x	1.1x	18.4	21.3	E.U. Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance income or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance income as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 21.1% and 14.2%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.4x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
EPEP II is made up of dual currency investors and Euro currency investors. The gross and net MoIC presented in the chart are for dual currency investors as dual currency investors represent the largest group of investors in the fund. Multiples exclude foreign currency gains and losses since dual currency investors fund capital contributions and receive distributions in local deal currency (GBP or EUR) and therefore, do not realize foreign currency gains or losses. The gross and net IRRs for the euro currency investors, which include foreign currency gains and losses, are 17.9% and 20.3%, respectively. The gross and net MoIC for the Euro currency investors, which include foreign currency gains and losses, are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EPEP II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group
The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(31,059)	$(30,584)	$(475)	(2)%	$(61,665)	$(56,537)	$(5,128)	(9)%
General, administrative and other expenses	(19,489)	(18,862)	(627)	(3)%	(38,105)	(38,175)	70	—%
Fee Related Earnings	(50,548)	(49,446)	(1,102)	(2)%	(99,770)	(94,712)	(5,058)	(5)%
Investment income-realized	798	1,340	(542)	(40)%	1,636	3,199	(1,563)	(49)%
Investment income (loss)-unrealized	2,866	(2,728)	5,594	NM	4,097	(4,135)	8,232	NM
Interest and other investment income	623	225	398	177%	1,870	1,099	771	70%
Interest expense	(588)	(463)	(125)	(27)%	(1,136)	(939)	(197)	(21)%
Net investment income (loss)	3,699	(1,626)	5,325	NM	6,467	(776)	7,243	NM
Performance related earnings	3,699	(1,626)	5,325	NM	6,467	(776)	7,243	NM
Economic net income	$(46,849)	$(51,072)	4,223	8%	$(93,303)	$(95,488)	2,185	2%
Realized income	$(49,754)	$(48,346)	(1,408)	(3)%	$(97,534)	$(91,551)	(5,983)	(7)%

NM - Not Meaningful

Operations Management Group—Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Fee Related Earnings:
Fee related earnings decreased by $1.1 million, or 2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $5.1 million, or 5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Fee related earnings were impacted by the following:
Compensation and Benefits.  Compensation and benefits expenses increased by $0.5 million, or 2%, to $31.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $5.1 million, or 9%, to $61.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily driven by annual merit increases and headcount growth for the comparative periods.
Performance Related Earnings:
Net Investment Income (loss). Net investment income (loss) increased by $5.3 million from a net investment loss of $1.6 million for the three months ended June 30, 2017 to net investment income of $3.7 million for the three months ended June 30, 2018. Net investment income (loss) increased by $7.2 million from a net investment loss of $0.8 million for the six months ended June 30, 2017 to net investment income of $6.5 million for the six months ended June 30, 2018. The increases were primarily due to increases in net gains of $5.0 million and $6.7 million from our non-core fund investments for the three and six month comparative periods, respectively.
Realized Income:
Realized income decreased by $1.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $6.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases were primarily driven by decreases in FRE of $1.1 million and $5.1 million for the three and six month comparative periods, respectively, and by decreases in net realized investment and other income of $0.3 million and $0.9 million for the three and six month comparative periods, respectively.

Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $4.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and by $2.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were a result of the fluctuations described above.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of June 30, 2018, our cash and cash equivalents were $125.4 million and we had $125.0 million of borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to debt covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
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

In the normal course of business, we intend to pay dividends from core operations, which we define as FRE. If cash flows from core operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend paying such dividends. Unless quarterly dividends have been declared and paid (or declared and set apart for payment) on the preferred shares, we may not declare or pay or set apart payment for dividends on any common shares during the period. Dividends on the preferred shares are not cumulative and the preferred shares are not convertible into common shares or any other security.
Net realized performance income also provides a source of liquidity. Performance income is realized when a portfolio investment is profitably monetized and the fund’s cumulative returns are in excess of the preferred return or hurdle rate. Performance income is typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.
Our accrued carried interest by segment as of June 30, 2018 is set forth below.

	As of June 30, 2018
	Accrued Carried Interest	Eliminations(1)	Consolidated Accrued Carried Interest
Segment	(Dollars in thousands)
Credit Group	$148,461	$—	$148,461
Private Equity Group	702,868		702,868
Real Estate Group	133,728	—	133,728
Total	$985,057	$—	$985,057

(1)	Amounts represent accrued performance income earned from Consolidated Funds that are eliminated in consolidation.
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

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
Statements of cash flows data
Net cash used in operating activities	(1,288)	(304)
Net cash used in investing activities	(7)	(21)
Net cash provided by financing activities	1,293	108
Effect of foreign exchange rate change	8	12
Net change in cash and cash equivalents	$6	$(205)
Operating Activities
Our net cash flows used in operating activities was $1.3 billion for the six months ended June 30, 2018 compared to $304.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, net purchases of investments were $1.4 billion compared to $143.7 million for the six months ended June 30, 2017. The change in cash used in operating activities was primarily driven by a $1.6 billion increase in net purchases of investments of our Consolidated Funds for the comparative periods due to the launch of two new U.S. CLOs and one new European CLO and the refinancing of one U.S. CLO during the six months ended June 30, 2018. Conversely, net proceeds from the sale of investments of the Company increased by $257.3 million for the comparative periods primarily due to the sale of CLO securities during the six months ended June 30, 2018. Subsequent to the removal of the U.S. risk retention requirements related to open-market CLO managers, we sold $206.0 million of CLO securities and used the proceeds to pay off the related term loans and settle our repurchase agreement during the six months ended June 30, 2018.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Purchases of fixed assets were $7.1 million and $21.2 million for the six months ended June 30, 2018 and 2017, respectively. The decrease for the comparative periods was primarily driven by furniture, fixtures, equipment and leasehold improvements purchased for a new office location in Los Angeles during the six months ended June 30, 2017.
Financing Activities
Net cash provided by financing activities was $1.3 billion for the six months ended June 30, 2018 compared to $108.1 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, net cash inflows were primarily due to net borrowings on debt facilities of our Consolidated Funds and net proceeds from our common share issuance offset by net repayments on debt facilities of the Company and distributions to AOG unitholders and common shareholders. For the six months ended June 30, 2017, net cash inflows were primarily from net borrowings on debt facilities of the Company and our Consolidated Funds partially offset by distributions to AOG unitholders and common shareholders.
Net repayments of our debt obligations were $247.0 million for the six months ended June 30, 2018 compared to net borrowings of $205.0 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we had net repayments under the Credit Facility, paid off our term loans and settled our repurchase agreement. During the six months ended June 30, 2017, net borrowings under the Credit Facility were used to support payments of 2016 annual bonuses, whereas 2017 annual bonuses were paid in 2017. Our Consolidated Funds had net borrowings of $1.6 billion and $26.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by net borrowings from the launch of two new U.S. CLOs and one new European CLO and the refinancing of one U.S. CLO during the six months ended June 30, 2018.

    Distributions to our preferred, AOG and common shareholders were $192.4 million for the six months ended June 30, 2018 compared to $113.2 million for the six months ended June 30, 2017. The increase in distributions was primarily driven by a change in the timing of dividend payments to common shareholders as a result of our election to be treated as a corporation for U.S. federal income tax purposes. Dividends paid in the first quarter of 2017 reflected a portion of realized income generated in the fourth quarter of 2016, whereas dividends paid in the first quarter of 2018 reflected a portion of realized income generated in the five months ended on February 28, 2018, the last day we were treated as a partnership for U.S. federal income tax purposes. For our Consolidated Funds, net contributions were $35.7 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

				As of June 30, 2018		December 31, 2017
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$125,000	3.63%	$210,000	3.09%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,628	4.21%	245,308	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	$—	—	N/A	35,037	2.86%
2016 Term Loan(4)	12/21/2016	1/15/2029	$—	—	N/A	25,948	3.08%
2017 Term Loan A(4)	3/22/2017	1/22/2028	$—	—	N/A	17,407	2.90%
2017 Term Loan B(4)	5/10/2017	10/15/2029	$—	—	N/A	35,062	2.90%
2017 Term Loan C(4)	6/22/2017	7/30/2029	$—	—	N/A	17,078	2.88%
2017 Term Loan D(4)	11/16/2017	10/15/2030	$—	—	N/A	30,336	2.77%
Total debt obligations				$370,628		$616,176

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2018, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

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

(4)
The 2016 and 2017 Term Loans (“Term Loans”) were entered into by a subsidiary of the Company that acts as a manager to CLOs. The Term Loans are secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans may be used to satisfy outstanding liabilities of another Term Loan should the collateral fall short. To the extent the assets associated with these Term Loans are not sufficient to cover the Term Loans, there is no further recourse to the Company to fund or repay the remaining balance. Interest is paid quarterly, and the Company also pays a fee of 0.03% of a maximum investment amount.

Subsequent to the removal of the U.S. risk retention requirements related to open-market CLO managers, we sold $219.3 million of CLO securities and used the proceeds to pay off the related 2015-2017 Term Loans and settle a repurchase agreement of $206.0 million during the three months ended June 30, 2018. The resulting loss from the debt extinguishment was immaterial.

As of June 30, 2018, we were in compliance with all covenants under our debt obligations.

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

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash‑equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2018, we were required to maintain approximately $26.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
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

In April 2018, the underwriters in the offering exercised a portion of their option to purchase 1,130,000 additional common shares from ADIA. We did not receive any of the proceeds from the underwriters' exercise. The expenses incurred by us related to the option exercise have been included in other income (expense), net in the Condensed Consolidated Statements of Operations. ADIA paid the underwriting discounts and commissions and/or similar charges incurred for the sale of the common shares.
Preferred Equity
As of June 30, 2018 and December 31, 2017, we had 12,400,000 shares of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by our board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.
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
In July 2018, the board of directors of the general partner authorized the repurchase, from time to time in open market purchases, privately negotiated transactions or otherwise, of our Preferred Equity with an aggregate liquidation preference of up to $50 million. Such purchases, if any, will depend on the prevailing market conditions and other factors.

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
Commitments and Contingencies
Capital Commitments
As of June 30, 2018 and December 31, 2017, we had aggregate unfunded commitments of $284.5 million and $285.7 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $16.3 million and $16.5 million in unfunded commitments to funds not managed by us as of June 30, 2018 and December 31, 2017, respectively.
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carryover to subsequent quarters. As of June 30, 2018, there are five remaining quarters as part of the fee waiver agreement, with a maximum of $50 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
Indemnifications
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of June 30, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
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

The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance income, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance income recognized to date. Due in part to our investment performance and the fact that our performance income is generally determined on a liquidation basis, if the funds were liquidated at their fair values as of June 30, 2018, there would have been $0.2 million of contingent repayment obligation or liability. No contingent repayment obligation existed as of December 31, 2017. There can be no assurance that we will not incur additional contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At June 30, 2018 and December 31, 2017, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $472.9 million and $476.1 million, respectively, of which approximately $367.5 million and $370.0 million, respectively, would be reimbursable to the Company by certain professionals who are the recipients of such carried interest.
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
Our credit orientation has been a central tenet of our business across our debt and equity investment strategies. Our investment professionals benefit from our independent research and relationship networks in approximately 60 industries and insights from our portfolio of active investments. We believe the combination of high-quality proprietary information flow and a consistent, rigorous approach to managing investments across our strategies has been, and we believe will continue to be, a major driver of our strong risk-adjusted returns and the stability and predictability of our income.
There have been no material changes in our market risks for the six months ended June 30, 2018. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2018 and December 31, 2017, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
In accordance with applicable SEC rules, the foregoing is intended to satisfy the Company’s Item 5.02 Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.

Effective January 1, 2018, Michael J Arougheti was appointed as Chief Executive Officer of the Company. Mr. Arougheti also continues to serve as the Co-Founder and the President of the Company. In recognition of Mr. Arougheti’s appointment as CEO of the Company, on July 31, 2018 the board of directors of the Company’s general partner, Ares Management GP LLC, approved a grant of two million restricted units to Mr. Arougheti (the “Restricted Units”). The Restricted Units are eligible to vest as follows: 666,666 restricted units will vest in four equal installments on January 1 of each of 2020, 2021, 2022 and 2023, subject to Mr. Arougheti’s continued service through the applicable vesting date (the “Service Vesting Units”); 666,667 restricted units will vest if, over all trading days that occur during any 30 consecutive calendar day period, the volume weighted average price per Company common share is at least $35.00; and 666,667 restricted units will vest if, over all trading days that occur during any 30 consecutive calendar day period, the volume weighted average price per Company common share is at least $45.00, in each case subject to Mr. Arougheti’s continued service through the applicable vesting date. Any unvested restricted units will be forfeited upon the earlier of Mr. Arougheti’s termination of service (subject to accelerated or continued vesting, as applicable, if Mr. Arougheti’s service with the Company is terminated without cause, due to death or disability, or on account of his resignation for good reason, including following a change in control event, in each case as described in the restricted unit agreement) and January 1, 2028. Following vesting, Mr. Arougheti will be entitled to receive one Company common share in respect of each vested restricted unit. At any time that the Company makes a cash distribution in respect of its common shares, Mr. Arougheti will be entitled to receive a corresponding distribution equivalent payment in respect of each then-outstanding Service Vesting Unit. No other Restricted Units accrue dividend equivalent payments.

The foregoing is qualified in its entirety by reference to the terms of the Restricted Unit Agreement, which is filed herewith as Exhibit 10.1 and is incorporated by reference.

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

10.1*	Restricted Unit Agreement, dated as of July 31, 2018, by and between Michael J Arougheti and Ares Management, L.P.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:		Ares Management GP LLC, its general partner

Dated: August 6, 2018	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co‑Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: August 6, 2018	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)