Form 10-Q
period 2018-09-30
ARES MANAGEMENT LP
filed 2018-11-05
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The number of common shares representing limited partner interests outstanding as of October 26, 2018 was 101,494,220.

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

In this quarterly report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “Unconsolidated Reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our three segments, we have an Operations Management Group (the “OMG”) that consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, business development/corporate strategy, legal/compliance and human resources. The OMG’s expenses are not allocated to our three reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non‑GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Notes to the Condensed Consolidated Financial Statements - Note 14. Segment Reporting.”

Glossary
When used in this report, unless the context otherwise requires:

•	“ARCC Part I Fees” refers to a quarterly performance income on the investment income from Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”);

•	ARCC Part II Fees refers to fees based on ARCC's net capital gains, which are paid annually;

•	“Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities;

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

•	“Holdco Members” refers to Messrs. Michael Arougheti, David Kaplan, John Kissick, Antony Ressler, Bennett Rosenthal, Ryan Berry, R. Kipp deVeer and Michael McFerran;

•
“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, Performance Income. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive Performance Income, excluding capital committed by us and our professionals

(from which we do not earn performance income). With respect to ARCC, only ARCC Part II Fees may be generated from IGAUM;

•
“Incentive eligible AUM” or “IEAUM” refers to the AUM of our funds that are eligible to produce Performance Income, regardless of whether or not they are currently generating Performance Income. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive a Performance Income, excluding capital committed by us and our professionals (which generally is not subject to a performance income);

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

•
“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded but are amortized to match the period over which management fees are recognized. This change had an immaterial impact to RI for the current period. Prior to the introduction of RI, management used distributable earnings for this evaluation. Management believes RI is a more appropriate metric to evaluate the Company's current business operations;

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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

Ares Management, L.P.
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of September 30,	As of December 31,
	2018	2017
	(unaudited)	As adjusted
Assets
Cash and cash equivalents	$122,192	$118,929
Investments (includes accrued carried interest of $947,267 and $1,077,236, at September 30, 2018 and December 31, 2017, respectively)	1,415,648	1,724,571
Due from affiliates	183,986	165,750
Deferred tax asset, net	16,240	8,326
Other assets	102,411	130,341
Intangible assets, net	32,756	40,465
Goodwill	143,827	143,895
Assets of Consolidated Funds:
Cash and cash equivalents	760,581	556,500
Investments, at fair value	7,515,383	5,582,842
Due from affiliates	14,658	15,884
Dividends and interest receivable	16,534	12,568
Receivable for securities sold	95,490	61,462
Other assets	1,894	1,989
Total assets	$10,421,600	$8,563,522
Liabilities
Accounts payable, accrued expenses and other liabilities	$76,648	$81,955
Accrued compensation	127,481	27,978
Due to affiliates	59,456	39,184
Performance related compensation payable	688,100	822,084
Debt obligations	350,789	616,176
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	77,752	64,316
Payable for securities purchased	531,615	350,145
CLO loan obligations, at fair value	6,884,696	4,963,194
Fund borrowings	133,744	138,198
Total liabilities	8,930,281	7,103,230
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding at September 30, 2018 and December 31, 2017)	298,761	298,761
Non-controlling interest in Consolidated Funds	578,420	528,488
Non-controlling interest in Ares Operating Group entities	319,820	358,186
Controlling interest in Ares Management, L.P.:
Shareholders' equity (101,489,282 shares and 82,280,033 shares issued and outstanding at September 30, 2018 and at December 31, 2017, respectively)	301,721	279,065
Accumulated other comprehensive loss, net of tax	(7,403)	(4,208)
Total controlling interest in Ares Management, L.P.	294,318	274,857
Total equity	1,491,319	1,460,292
Total liabilities and equity	$10,421,600	$8,563,522

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As adjusted		As adjusted
Revenues
Management fees (includes ARCC Part I Fees of $33,377, $91,660 and $24,036, $76,436 for the three and nine months ended September 30, 2018 and 2017, respectively)	$204,524	$183,177	$588,071	$535,990
Carried interest allocation	31,902	82,534	72,587	468,349
Incentive fees	872	4,474	13,683	11,855
Principal investment income (loss)	(7,464)	4,731	(684)	45,625
Administrative, transaction and other fees	10,943	13,486	37,372	43,024
Total revenues	240,777	288,402	711,029	1,104,843
Expenses
Compensation and benefits	145,594	129,347	419,225	384,905
Performance related compensation	17,606	58,637	30,479	361,044
General, administrative and other expenses	51,155	47,104	155,523	145,193
Transaction support expense	—	—	—	275,177
Expenses of Consolidated Funds	12,833	19,039	49,261	27,472
Total expenses	227,188	254,127	654,488	1,193,791
Other income (expense)
Net realized and unrealized gain (loss) on investments	5,542	4,229	7,970	(1,471)
Interest and dividend income	808	1,761	6,511	5,147
Interest expense	(4,143)	(5,343)	(17,088)	(15,576)
Other income (expense), net	811	(2,492)	(1,487)	16,826
Net realized and unrealized gain on investments of Consolidated Funds	5,437	35,940	26,839	55,263
Interest and other income of Consolidated Funds	93,062	48,181	250,117	127,999
Interest expense of Consolidated Funds	(62,763)	(28,127)	(163,942)	(86,324)
Total other income	38,754	54,149	108,920	101,864
Income before taxes	52,343	88,424	165,461	12,916
Income tax expense (benefit)	5,131	4,552	29,659	(28,459)
Net income	47,212	83,872	135,802	41,375
Less: Net income attributable to non-controlling interests in Consolidated Funds	13,169	18,195	23,418	25,403
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	18,133	37,839	67,301	(20,610)
Net income attributable to Ares Management, L.P.	15,910	27,838	45,083	36,582
Less: Preferred equity dividend paid	5,425	5,425	16,275	16,275
Net income attributable to Ares Management, L.P. common shareholders	$10,485	$22,413	$28,808	$20,307
Net income attributable to Ares Management, L.P. per common share:
Basic	$0.09	$0.26	$0.25	$0.22
Diluted	$0.09	$0.26	$0.25	$0.22
Weighted-average common shares:
Basic	98,706,419	82,166,852	94,168,582	81,704,815
Diluted	98,706,419	82,166,852	94,168,582	81,704,815
Dividend declared and paid per common share	$0.28	$0.31	$1.05	$0.72
Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		As adjusted		As adjusted
Net income	$47,212	$83,872	$135,802	$41,375
Other comprehensive income:
Foreign currency translation adjustments	(1,919)	6,043	(8,811)	11,514
Total comprehensive income	45,293	89,915	126,991	52,889
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	12,669	18,017	20,404	25,055
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	17,359	41,143	64,699	(13,201)
Comprehensive income attributable to Ares Management, L.P.	$15,265	$30,755	$41,888	$41,035

See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Preferred Equity	Shareholders' Equity	Accumulated Other Comprehensive Loss	Non-controlling Interest in Ares Operating Group Entities	Non-controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2017	$298,761	$279,065	$(4,208)	$358,186	$528,488	$1,460,292
Cumulative effect of the adoption of ASC 606	—	(10,827)	—	(17,117)	5,333	(22,611)
As adjusted balance at January 1, 2018	298,761	268,238	(4,208)	341,069	533,821	1,437,681
Adoption of ASU 2018-02 (see note #2)	—	1,202	(1,202)	—	—	—
Changes in ownership interests and related tax benefits	—	(27,213)	—	17,598	—	(9,615)
Contributions	—	106,283	—	1,681	70,990	178,954
Dividends/Distributions	(16,275)	(104,410)	—	(142,779)	(46,795)	(310,259)
Net income	16,275	28,808	—	67,301	23,418	135,802
Currency translation adjustment	—	—	(1,993)	(2,602)	(3,014)	(7,609)
Equity compensation	—	28,813	—	37,552	—	66,365
Balance at September 30, 2018	$298,761	$301,721	$(7,403)	$319,820	$578,420	$1,491,319
See accompanying notes to the condensed consolidated financial statements.

Ares Management, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
		As adjusted
Cash flows from operating activities:
Net income	$135,802	$41,375
Adjustments to reconcile net income to net cash used in operating activities	268,526	(52,314)
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(2,181,999)	(1,157,088)
Cash flows due to changes in operating assets and liabilities	90,096	(78,593)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(35,683)	54,370
Net cash used in operating activities	(1,723,258)	(1,192,250)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(14,437)	(27,926)
Net cash used in investing activities	(14,437)	(27,926)
Cash flows from financing activities:
Proceeds from issuance of common shares	105,333	—
Proceeds from credit facility	410,000	245,000
Proceeds from term notes	44,050	70,009
Repayments of credit facility	(515,000)	(135,000)
Repayments of term loans	(206,089)	—
Distributions	(247,189)	(169,008)
Preferred equity distributions	(16,275)	(16,275)
Taxes paid in net settlement of vested common shares	(17,376)	(13,910)
Stock option exercise	950	1,036
Tax from share-based payment	44	81
Other financing activities	1,681	1,541
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	70,990	145,717
Distributions to non-controlling interests in Consolidated Funds	(46,795)	(49,084)
Borrowings under loan obligations by Consolidated Funds	3,135,421	2,438,491
Repayments under loan obligations by Consolidated Funds	(986,699)	(1,466,951)
Net cash provided by financing activities	1,733,046	1,051,647
Effect of exchange rate changes	7,912	12,105
Net change in cash and cash equivalents	3,263	(156,424)
Cash and cash equivalents, beginning of period	118,929	342,861
Cash and cash equivalents, end of period	$122,192	$186,437

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

Carried Interest

In certain fund structures, typically private equity and real estate equity funds, carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund's net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated, and may be subject to reversal to the extent that the amount allocated ultimately exceeds the amount due to the Company based on a fund’s cumulative investment returns.

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

do not become realized until the end of a fund’s life. As of September 30, 2018, if the funds were liquidated at their fair values, there would be a $0.1 million repayment obligation, and accordingly, the Company recorded a contingent repayment liability as of September 30, 2018. As of December 31, 2017, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of December 31, 2017.

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the adjustments made in connection with the Company's change in accounting principle related to carried interest under ASC 323, Investments-Equity Method and Joint Ventures on the financial statement line items for the periods presented in the condensed consolidated financial statements:

Condensed Consolidated Statement of Financial Condition

	As of December 31, 2017
	As Previously Reported	Adjustments		As Adjusted
	(audited)
Assets
Investments ($1,077,236 of accrued carried interest)	$647,335	$1,077,236		$1,724,571
Performance income receivable	1,099,847	(1,099,847)		—
Other assets	107,730	22,611	(1)	130,341

(1)	Unrealized incentive fees receivable balance as of December 31, 2017.

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted

Revenues
Performance fees	$87,008	$(87,008)	$—
Carried interest allocation	—	82,534	82,534
Incentive fees	—	4,474	4,474
Principal investment income	—	4,731	4,731
Total revenues	283,671	4,731	288,402
Other income (expense)
Net realized and unrealized gain on investments	7,209	(2,980)	4,229
Interest and dividend income	3,512	(1,751)	1,761

Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted

Revenues
Performance fees	$480,204	$(480,204)	$—
Carried interest allocation	—	468,349	468,349
Incentive fees	—	11,855	11,855
Principal investment income	—	45,625	45,625
Total revenues	1,059,218	45,625	1,104,843
Other income (expense)
Net realized and unrealized gain on investments	39,943	(41,414)	(1,471)
Interest and dividend income	9,358	(4,211)	5,147

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In accordance with the ASC 606 disclosure requirements, the following tables present the adjustments made by the Company to remove the effects of adopting ASC 606 on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018:

Condensed Consolidated Statement of Financial Condition

	As of September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Cash and cash equivalents	$122,192	$—	$122,192
Investments ($947,267 of accrued carried interest)	1,415,648		1,415,648
Due from affiliates	183,986		183,986
Deferred tax asset, net	16,240	(7,189)	9,051
Other assets	102,411	90,071	192,482
Total assets	10,421,600	82,882	10,504,482
Commitments and contingencies
Non-controlling interest in Consolidated Funds	578,420	(5,454)	572,966
Non-controlling interest in Ares Operating Group entities	319,820	55,356	375,176
Controlling interest in Ares Management, L.P.:
Shareholders' equity (101,489,282 shares issued and outstanding)	301,721	33,094	334,815
Accumulated other comprehensive loss, net of tax	(7,403)	(114)	(7,517)
Total controlling interest in Ares Management, L.P	294,318	32,980	327,298
Total equity	1,491,319	82,882	1,574,201
Total liabilities and equity	10,421,600	82,882	10,504,482

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues
Incentive fees	$872	$63,938	$64,810
Total revenues	240,777	63,938	304,715
Expenses
Expenses of Consolidated Funds	12,833	—	12,833
Total expenses	227,188	—	227,188
Other income (expense)
Other income, net	811	5	816
Total other income	38,754	5	38,759
Income before taxes	52,343	63,943	116,286
Income tax benefit	5,131	6,990	12,121
Net income	47,212	56,953	104,165
Less: Net income attributable to non-controlling interests in Consolidated Funds	13,169	(1,981)	11,188
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	18,133	37,283	55,416
Net income attributable to Ares Management, L.P.	15,910	21,651	37,561
Less: Preferred equity dividend paid	5,425		5,425
Net income attributable to Ares Management, L.P. common shareholders	10,485	21,651	32,136

Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues
Incentive fees	$13,683	$67,718	$81,401
Total revenues	711,029	67,718	778,747
Expenses
Expenses of Consolidated Funds	49,261	—	49,261
Total expenses	654,488	—	654,488
Other income (expense)
Other income (expense), net	(1,487)	5	(1,482)
Total other income	108,920	5	108,925
Income before taxes	165,461	67,723	233,184
Income tax benefit	29,659	7,190	36,849
Net income	135,802	60,533	196,335
Less: Net income attributable to non-controlling interests in Consolidated Funds	23,418	(121)	23,297
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	67,301	38,387	105,688
Net income attributable to Ares Management, L.P.	45,083	22,267	67,350
Less: Preferred equity dividend paid	16,275		16,275
Net income attributable to Ares Management, L.P. common shareholders	28,808	22,267	51,075

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Net income	$47,212	$56,953	$104,165
Other comprehensive income:
Foreign currency translation adjustments	(1,919)	(67)	(1,986)
Total comprehensive income	45,293	56,886	102,179
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	12,669	(1,981)	10,688
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	17,359	—	17,359
Comprehensive income attributable to Ares Management, L.P.	$15,265	$58,867	$74,132

Condensed Consolidated Statement of Comprehensive Income

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Net income	$135,802	$60,533	$196,335
Other comprehensive income:
Foreign currency translation adjustments	(8,811)	(262)	(9,073)
Total comprehensive income	126,991	60,271	187,262
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	20,404	(121)	20,283
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	64,699	38,239	102,938
Comprehensive income attributable to Ares Management, L.P.	$41,888	$22,153	$64,041

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Cash flows from operating activities:
Net income	$135,802	$60,533	$196,335
Cash flows due to changes in operating assets and liabilities	90,096	(60,654)	29,442
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(35,683)	121	(35,562)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all FASB Accounting Standard Updates ("ASU") issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company's condensed consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Public Law No. 115-97 (the “Tax Cuts and Jobs Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This ASU also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted ASU 2018-02 in the three months ended March 31, 2018. As a result of the adoption of ASU 2018-02, $1.2 million of stranded tax effects resulting from the Tax Cuts and Jobs Act were reclassified from accumulated other comprehensive income to shareholders' equity during the three months ended March 31, 2018.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15, amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. In addition, this ASU states that a cloud computing arrangement that is a service contract does not give rise to a recognizable intangible asset because it is an executory service contract. Consequently, any costs incurred to implement a cloud computing arrangement that is a service contract would not be capitalized as an intangible asset since they do not form part of an intangible asset but instead would be characterized in the financial statements in the same manner as other service costs and assets related to service contracts such as prepaid expense. That is, these costs would be capitalized as part of the service contract and the related amortization would be consistent with the ongoing periodic costs of the underlying cloud computing arrangement. ASU 2018-15 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods, with early adoption permitted. The guidance may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets:

	Weighted Average Amortization Period as of September 30, 2018	As of September 30,	As of December 31,
		2018	2017
Management contracts	2.9 years	$42,334	$67,306
Client relationships	9.8 years	38,600	38,600
Trade name	3.8 years	3,200	3,200
Other	Less than 1 year	242	—
Intangible assets		84,376	109,106
Less: accumulated amortization		(51,620)	(68,641)
Intangible assets, net		$32,756	$40,465

Amortization expense associated with intangible assets was $1.3 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively, and $8.0 million and $14.2 million for the nine months ended September 30, 2018 and 2017, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2018, the Company removed $25.0 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2017	$32,196	$58,600	$53,099	$143,895
Foreign currency translation	—	—	(68)	(68)
Balance as of September 30, 2018	$32,196	$58,600	$53,031	$143,827
There was no impairment of goodwill recorded during the nine months ended September 30, 2018 and 2017. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS
The Company’s investments are comprised of:

			Percentage of total investments
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
		As adjusted		As adjusted
Private Investment Interests:
Equity method private investment partnership interests - principal (1)	$330,870	$340,354	23.4%	19.7%
Equity method - carried interest (1)	947,267	1,077,236	66.9%	62.5%
Equity method private investment partnership interests and other	73,447	74,439	5.2%	4.3%
Other private investment partnership interests	39,985	35,748	2.8%	2.1%
Total private investment interests	1,391,569	1,527,777	98.3%	88.6%
Collateralized loan obligations	22,648	195,158	1.6%	11.3%
Common stock	1,431	1,636	0.1%	0.1%
Total investments	$1,415,648	$1,724,571

(1)	Interest or portion of the interest is denominated in foreign currency and is translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant under SEC guidance. For the three and nine months ended September 30, 2018 and 2017, no individual equity method investment held by the Company met the significance criteria.

The Company recognized a net loss related to its equity method investments of $3.8 million for the three months ended September 30, 2018. The Company recognized net gains related to its equity method investments of $8.9 million for the three months ended September 30, 2017, and $3.5 million and $50.2 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included within both principal investment income and within net realized and unrealized gain on investments within the Consolidated Statements of Operations.

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments at
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
United States:
Fixed income securities:
Consumer discretionary	$1,689,276	$1,295,732	22.4%	23.2%
Consumer staples	77,908	55,073	1.0%	1.0%
Energy	180,295	176,836	2.4%	3.2%
Financials	411,136	270,520	5.5%	4.8%
Healthcare, education and childcare	688,195	449,888	9.2%	8.1%
Industrials	410,264	370,926	5.5%	6.6%
Information technology	190,492	167,089	2.5%	3.0%
Materials	187,049	185,170	2.5%	3.3%
Telecommunication services	667,489	399,617	8.9%	7.2%
Utilities	93,027	77,102	1.2%	1.4%
Total fixed income securities (cost: $4,611,837 and $3,459,318 at September 30, 2018 and December 31, 2017, respectively)	4,595,131	3,447,953	61.1%	61.8%
Equity securities:
Energy	45	126	0.0%	0.0%
Total equity securities (cost: $2,265 and $2,265 at September 30, 2018 and December 31, 2017, respectively)	45	126	0.0%	0.0%
Partnership and interests
Partnership and interests	269,782	232,332	3.6%	4.2%
Total partnership and LLC interests (cost: $215,000 and $190,000 at September 30, 2018 and December 31, 2017, respectively)	269,782	232,332	3.6%	4.2%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Europe:
Fixed income securities:
Consumer discretionary	$971,697	$604,608	12.9%	10.8%
Energy	17,474	2,413	0.2%	0.0%
Consumer staples	106,289	76,361	1.4%	1.4%
Financials	113,376	81,987	1.5%	1.5%
Healthcare, education and childcare	349,895	209,569	4.7%	3.8%
Industrials	141,738	145,706	1.9%	2.6%
Information technology	30,541	21,307	0.4%	0.4%
Materials	244,271	213,395	3.3%	3.8%
Telecommunication services	319,017	182,543	4.2%	3.3%
Total fixed income securities (cost: $2,299,415 and $1,545,297 at September 30, 2018 and December 31, 2017, respectively)	2,294,298	1,537,889	30.5%	27.6%
Equity securities:
Healthcare, education and childcare	49,895	63,155	0.7%	1.1%
Total equity securities (cost: $67,198 and $67,198 at September 30, 2018 and December 31, 2017, respectively)	49,895	63,155	0.7%	1.1%
Asia and other:
Fixed income securities:
Consumer discretionary	1,863	2,008	0.0%	0.0%
Financials	6,241	12,453	0.1%	0.2%
Telecommunication services	21,415	21,848	0.3%	0.4%
Total fixed income securities (cost: $30,115 and $36,180 at September 30, 2018 and December 31, 2017, respectively)	29,519	36,309	0.4%	0.6%
Equity securities:
Consumer discretionary	43,268	59,630	0.6%	1.1%
Consumer staples	42,424	45,098	0.6%	0.8%
Healthcare, education and childcare	44,637	44,637	0.6%	0.8%
Industrials	47,702	16,578	0.6%	0.3%
Total equity securities (cost: $122,418 and $122,418 at September 30, 2018 and December 31, 2017, respectively)	178,031	165,943	2.4%	3.0%

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Fair value at		Fair value as a percentage of total investments at
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Canada:
Fixed income securities:
Consumer discretionary	$7,535	$6,757	0.1%	0.1%
Consumer staples	35,429	15,351	0.5%	0.3%
Energy	2,262	33,715	—%	0.6%
Industrials	29,977	18,785	0.4%	0.3%
Telecommunication services	12,658	6,189	0.2%	0.1%
Total fixed income securities (cost: $88,256 and $80,201 at September 30, 2018 and December 31, 2017, respectively)	87,861	80,797	1.2%	1.4%
Equity securities:
Consumer discretionary	—	5,912	—%	0.1%
Total equity securities (cost: $0 and $17,202 at September 30, 2018 and December 31, 2017, respectively)	—	5,912	—%	0.1%
Australia:
Fixed income securities:
Consumer discretionary	9,075	10,863	0.1%	0.2%
Energy	1,746	1,563	0.0%	0.0%
Total fixed income securities (cost: $10,969 and $12,714 at September 30, 2018 and December 31, 2017, respectively)	10,821	12,426	0.1%	0.2%
Total fixed income securities	7,017,630	5,115,374	93.3%	91.6%
Total equity securities	227,971	235,136	3.1%	4.2%
Total partnership interests	269,782	232,332	3.6%	4.2%
Total investments, at fair value	$7,515,383	$5,582,842
At September 30, 2018 and December 31, 2017, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

5. FAIR VALUE
Fair Value Measurements
GAAP establishes a hierarchal disclosure framework that prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market price observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
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

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of September 30, 2018:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$22,648	$—	$22,648
Equity securities	397	1,034	10,397	—	11,828
Partnership interests	—	—	41,829	39,985	81,814
Total investments, at fair value	397	1,034	74,874	39,985	116,290
Derivatives—foreign exchange contracts	—	55	—	—	55
Total assets, at fair value	$397	$1,089	$74,874	$39,985	$116,345
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(1,780)	$—	$—	$(1,780)
Total liabilities, at fair value	$—	$(1,780)	$—	$—	$(1,780)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$103,245	$2,402	$105,647
Loans	—	6,530,353	381,631	6,911,984
Collateralized loan obligations	—	—	—	—
Total fixed income investments	—	6,633,598	384,033	7,017,631
Equity securities	47,611	—	180,359	227,970
Partnership interests	—	—	269,782	269,782
Total investments, at fair value	47,611	6,633,598	834,174	7,515,383
Derivatives:
Asset swaps - other	—	—	1,454	1,454
Total assets, at fair value	$47,611	$6,633,598	$835,628	$7,516,837
Liabilities, at fair value
Asset swaps - other	$—	$—	$(633)	$(633)
Loan obligations of CLOs	—	(6,884,696)	—	(6,884,696)
Total liabilities, at fair value	$—	$(6,884,696)	$(633)	$(6,885,329)

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2017:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income-collateralized loan obligations	$—	$—	$195,158	$—	$195,158
Equity securities	520	1,116	—	—	1,636
Partnership interests	—	—	44,769	35,998	80,767
Total investments, at fair value	520	1,116	239,927	35,998	277,561
Derivatives—foreign exchange contracts	—	498	—	—	498
Total assets, at fair value	$520	$1,614	$239,927	$35,998	$278,059
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(2,639)	$—	$—	$(2,639)
Total liabilities, at fair value	$—	$(2,639)	$—	$—	$(2,639)

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$82,151	$7,041	$89,192
Loans	—	4,755,335	260,848	5,016,183
Collateralized loan obligations	—	10,000	—	10,000
Total fixed income investments	—	4,847,486	267,889	5,115,375
Equity securities	72,558	—	162,577	235,135
Partnership interests	—	—	232,332	232,332
Total investments, at fair value	72,558	4,847,486	662,798	5,582,842
Derivatives:
Asset swaps - other	—	—	1,366	1,366
Total derivative assets, at fair value	—	—	1,366	1,366
Total assets, at fair value	$72,558	$4,847,486	$664,164	$5,584,208
Liabilities, at fair value
Asset swaps - other	$—	$—	$(462)	$(462)
Loan obligations of CLOs	—	(4,963,194)	—	(4,963,194)
Total liabilities, at fair value	$—	$(4,963,194)	$(462)	$(4,963,656)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2018:

		Level III Assets
Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	—	$22,125	$47,219	$69,344
Transfer in	500	—	—	500
Purchases(1)	750	2,314	—	3,064
Sales/settlements(2)	—	(1,976)	—	(1,976)
Realized and unrealized appreciation (decrease), net	9,147	185	(5,390)	3,942
Balance, end of period	$10,397	$22,648	$41,829	$74,874
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$9,147	$220	$(5,390)	$3,977

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$184,583	$482,375	$251,608	$230	$918,796
Transfer in	—	118,624	—	124	118,748
Transfer out	—	(264,659)	—	—	(264,659)
Purchases(1)	—	124,784	9,000	—	133,784
Sales/settlements(2)	—	(78,395)	—	799	(77,596)
Amortized discounts/premiums	—	(46)	—	4	(42)
Realized and unrealized appreciation (decrease), net	(4,224)	1,350	9,174	(336)	5,964
Balance, end of period	$180,359	$384,033	$269,782	$821	$834,995
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(13,164)	$3,468	$—	$125	$(9,571)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$164,807	$33,410	$198,217	$1,940
Purchases(1)	29,911	—	29,911	—
Sales/settlements(2)	(33,062)	—	(33,062)	(1,000)
Expired contingent consideration	—	—	—	(1,000)
Realized and unrealized appreciation, net	605	3,029	3,634	60
Balance, end of period	$162,261	$36,439	$198,700	$—
Increase in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$442	$3,029	$3,471	$—

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$146,274	$187,579	$217,740	$2,809	$554,402
Transfer in	—	86,420	—	—	86,420
Transfer out	(271)	(60,550)	—	(4)	(60,825)
Purchases(1)	—	139,903	15,000	—	154,903
Sales/settlements(2)	(3,701)	(49,783)	(15,000)	(3,127)	(71,611)
Additions(3)	—	14,479	—	1,393	15,872
Amortized discounts/premiums	—	63	—	101	164
Realized and unrealized appreciation (depreciation), net	14,556	1,465	6,270	(45)	22,246
Balance, end of period	$156,858	$319,576	$224,010	$1,127	$701,571
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$12,830	$920	$6,270	$(2,021)	$17,999

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

(3)	Additions relate to a CLO that was refinanced and restructured that is now consolidated.

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2018:

	Level III Assets
Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$195,158	$44,769	$239,927
Deconsolidation of fund	—	78	—	78
Transfer in	250	—	—	250
Purchases(1)	1,000	51,045	—	52,045
Sales/settlements(2)	—	(222,546)	—	(222,546)
Realized and unrealized appreciation (decrease), net	9,147	(1,087)	(2,940)	5,120
Balance, end of period	$10,397	$22,648	$41,829	$74,874
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$9,147	$(648)	$(2,940)	$5,559

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$162,577	$267,889	$232,332	$904	$663,702
Deconsolidation of fund		(233)			(233)
Transfer in	—	68,665	—	—	68,665
Transfer out	—	(49,463)	—	—	(49,463)
Purchases(1)	—	262,278	25,000	—	287,278
Sales/settlements(2)	—	(163,559)	—	606	(162,953)
Amortized discounts/premiums	—	(62)	—	(10)	(72)
Realized and unrealized appreciation (decrease), net	17,782	(1,482)	12,450	(679)	28,071
Balance, end of period	$180,359	$384,033	$269,782	$821	$834,995
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$17,782	$593	$12,450	$(863)	$29,962

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2017:

	Level III Assets			Level III Liabilities
Level III Assets and Liabilities of the Company	Fixed Income	Partnership Interests	Total	Contingent Considerations
Balance, beginning of period	$89,111	$33,410	$122,521	$22,156
Purchases(1)	110,595	169	110,764	—
Sales/settlements(2)	(38,303)	—	(38,303)	(1,000)
Expired contingent considerations	—	—	—	(1,000)
Realized and unrealized appreciation (decrease), net	858	2,860	3,718	(20,156)
Balance, end of period	$162,261	$36,439	$198,700	$—
Increase in unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$29	$3,029	$3,058	$—

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$130,690	$242,253	$171,696	$(2,708)	$541,931
Transfer in	—	48,646	—	—	48,646
Transfer out	(6,581)	(100,228)	—	(4)	(106,813)
Purchases(1)	6,692	224,600	88,000	—	319,292
Sales/settlements(2)	(3,701)	(114,286)	(45,000)	(976)	(163,963)
Additions(3)	—	14,479	—	1,393	15,872
Amortized discounts/premiums	—	132	—	317	449
Realized and unrealized appreciation, net	29,758	3,980	9,314	3,105	46,157
Balance, end of period	$156,858	$319,576	$224,010	$1,127	$701,571
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$19,175	$(429)	$9,314	$(787)	$27,273

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

(3)	Additions relate to a CLO that was refinanced and restructured that is now consolidated.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company recognizes transfers between the levels as of the beginning of the period. Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs either from independent pricing services or multiple brokers. Transfers into Level III were generally attributable to certain investments that experienced a less significant level of market activity during the period and thus were only able to obtain one or fewer quotes from a broker or independent pricing service. For the nine months ended September 30, 2018, there were no transfers between Level I and Level II fair value measurements.
The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of September 30, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$10,397	Transaction price(1)	N/A	N/A
Partnership interests	41,829	Other	N/A	N/A
Collateralized loan obligations	22,648	Broker quotes and/or 3rd party pricing services	N/A	N/A
Total	$74,874

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of September 30, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$49,894	Enterprise value market multiple analysis	EBITDA multiple(1)	7.7x	7.7x
	44,637	Market approach (comparable companies)	Net income multiple	38.3x	38.3x
			Illiquidity discount	25.0%	25.0%
	45	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	85,783	Transaction price(2)	N/A	N/A	N/A
Partnership interest	269,782	Discounted cash flow	Discount rate	17.0%	17.0%
Fixed income securities
	354,818	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	29,215	Income approach	Yield	0.9% - 12.7%	11.1%
Derivative instruments	1,454	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$835,628
Liabilities
Derivatives instruments	$(633)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(633)

(1)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

(2)
Transaction price consists of securities recently purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2017:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$63,155	Enterprise value market multiple analysis	EBITDA multiple(1)	2.7x	2.7x
	61,215	Market approach (comparable companies)	Net income multiple Illiquidity discount	27.0x - 36.2x 25.0%	33.7x 25.0%
	126	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	38,081	Transaction price(2)	N/A	N/A	N/A
Partnership interest	232,332	Discounted cash flow	Discount rate	19.0%	19.0%
Fixed income securities
	222,413	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	45,243	Income approach	Yield	10.8% - 22.5%	12.1%
	233	Market approach (comparable companies)	EBITDA multiple(1)	6.5x	6.5x
Derivative instruments	1,366	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$664,164
Liabilities
Derivatives instruments	$(462)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(462)

(1)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

(2)
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company's investments valued using net asset value (“NAV”) per share have terms and conditions that do not allow for redemption without certain events or approvals that are outside the Company's control. A summary of fair value by segment and the remaining unfunded commitments are presented below:

	As of September 30, 2018		As of December 31, 2017
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Non-core investments(1)	$39,985	$15,975	$35,998	$16,492
Total	$39,985	$15,975	$35,998	$16,492

(1) Non-core investments are reported within OMG.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018				As of December 31, 2017
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$9,310	$55	$75,533	$1,780	$13,724	$498	$51,026	$2,639
Total derivatives, at fair value(2)	$9,310	$55	$75,533	$1,780	$13,724	$498	$51,026	$2,639

	As of September 30, 2018				As of December 31, 2017
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Asset swap - other	5,397	1,454	(1,480)	(633)	5,363	1,366	1,840	462
Total derivatives, at fair value(3)	5,397	1,454	(1,480)	(633)	5,363	1,366	1,840	462

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	As of September 30, 2018 and December 31, 2017, the Company had the right to, but elected not to, offset $0.1 million and $0.5 million of its derivative assets and liabilities, respectively.

(3)	As of September 30, 2018 and December 31, 2017, the Consolidated Funds offset $0.5 million and $0.4 million of their derivative assets and liabilities, respectively.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2018		As of December 31, 2017
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$105,000	3.74%	$210,000	3.09%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,789	4.21%	245,308	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	—	—	N/A	35,037	2.86%
2016 Term Loan(4)	12/21/2016	1/15/2029	—	—	N/A	25,948	3.08%
2017 Term Loan A(4)	3/22/2017	1/22/2028	—	—	N/A	17,407	2.90%
2017 Term Loan B(4)	5/10/2017	10/15/2029	—	—	N/A	35,062	2.90%
2017 Term Loan C(4)	6/22/2017	7/30/2029	—	—	N/A	17,078	2.88%
2017 Term Loan D(4)	11/16/2017	10/15/2030	—	—	N/A	30,336	2.77%
Total debt obligations				$350,789		$616,176

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2018, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

(3)
The 2015 Term Loan was entered into in August 2015 by a subsidiary of the Company that acted as a manager to a CLO. The 2015 Term Loan was secured by collateral in the form of CLO senior tranches owned by the Company. To the extent the assets were not sufficient to cover the Term Loan, there was no further recourse to the Company to fund or repay the remaining balance. Interest was paid quarterly, and the Company also paid a fee of 0.025% of a maximum investment amount.

(4)
The 2016 and 2017 Term Loans (“Term Loans”) were entered into by a subsidiary of the Company that acted as a manager to CLOs. The Term Loans were secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans could have been used to satisfy outstanding liabilities of another Term Loan should the collateral fall short. To the extent the assets associated with these Term Loans were not sufficient to cover the Term Loans, there was no further recourse to the Company to fund or repay the remaining balance. Interest was paid quarterly, and the Company also paid a fee of 0.03% of a maximum investment amount.

As of September 30, 2018, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
Subsequent to the removal of the U.S. risk retention requirements related to open–market CLO managers, the Company sold $219.3 million of its CLO securities and used the proceeds to pay off the related 2015-2017 Term Loans and settle a repurchase agreement of $206.0 million during the nine months ended September 30, 2018. The resulting loss from the debt extinguishment was immaterial.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Term Loans	Repurchase Agreement Loan
Unamortized debt issuance costs as of December 31, 2017	$6,543	$1,571	$1,171	$—
Debt issuance costs incurred	—	—	173	259
Amortization of debt issuance costs	(1,178)	(179)	(56)	(7)
Debt extinguishment expense	—	—	(1,288)	(252)
Unamortized debt issuance costs as of September 30, 2018	$5,365	$1,392	$—	$—

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs ("Consolidated CLOs") represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs. As of September 30, 2018 and December 31, 2017 the following loan obligations were outstanding and classified as liabilities of the Company’s Consolidated CLOs:

	As of September 30, 2018			As of December 31, 2017
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$6,673,385	$6,635,297	11.20	$4,801,582	$4,776,883	10.57
Subordinated notes(2)	364,110	249,399	11.44	276,169	186,311	11.25
Total loan obligations of Consolidated CLOs	$7,037,495	$6,884,696		$5,077,751	$4,963,194

(1)
Original borrowings under the senior secured notes totaled $6.7 billion, with various maturity dates ranging from December 2025 to October 2031. The weighted average interest rate as of September 30, 2018 was 4.86%.

(2)
Original borrowings under the subordinated notes totaled $364.1 million, with various maturity dates ranging from December 2025 to October 2031. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company except to the extent the debt is guaranteed by a subsidiary or if a general partner is liable for the Consolidated Fund’s liabilities under applicable law. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2018 and December 31, 2017, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of September 30, 2018 and December 31, 2017:

			As of September 30, 2018			As of December 31, 2017
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$14,535	3.88%		$12,942	2.88%
	6/29/2019	46,456	46,456	1.55%	(2)	48,042	1.55%	(2)
	3/7/2019	71,500	71,500	3.68%		71,500	2.88%
Revolving Term Loan	1/31/2022	1,900	1,253	8.28%		—	—%
	8/19/2019	11,429	—	—%		5,714	5.86%
Total borrowings			$133,744			$138,198

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus an applicable margin.
8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2018, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of September 30, 2018 and December 31, 2017, the Company had aggregate unfunded commitments of $311.9 million and $285.7 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $16.0 million and $16.5 million in commitments to funds not managed by the Company as of September 30, 2018 and December 31, 2017, respectively.
ARCC Fee Waiver
In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carryover to subsequent quarters. As of September 30, 2018, there are four remaining quarters as part of the fee waiver agreement, with a maximum of $40 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
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
At September 30, 2018 and December 31, 2017, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax, which may differ from the recognition of revenue, would

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

have been approximately $468.3 million and $476.1 million, respectively, of which approximately $363.8 million and $370.0 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2018, if the funds were liquidated at their fair values, there would be $0.1 million of repayment obligations, and accordingly, the Company recorded a contingent repayment liability as of September 30, 2018. As of December 31, 2017, if the funds were liquidated at their fair values, there would be no repayment obligation, and accordingly, the Company did not record a contingent repayment liability as of December 31, 2017.
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

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, carried interest allocation, incentive fees, investment income, other fees and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except accrued carried interest allocations and incentive fees receivable, which are presented within investments and other assets, respectively, within the Condensed Consolidated Statements of Financial Condition.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2018	2017
Due from affiliates:
Management fees receivable from non-consolidated funds	$142,291	$126,506
Payments made on behalf of and amounts due from non-consolidated funds and employees	41,695	39,244
Due from affiliates—Company	$183,986	$165,750
Amounts due from portfolio companies and non-consolidated funds	$14,658	$15,884
Due from affiliates—Consolidated Funds	$14,658	$15,884
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,824	$5,213
Management fees received in advance	3,921	1,729
Tax receivable agreement liability	17,606	3,503
Payable to company employees(1)	22,294	24,542
Payments made by non-consolidated funds on behalf of and payable by the Company	12,811	4,197
Due to affiliates—Company	$59,456	$39,184

(1)	Prior year amount of $24.5 million was reclassified from performance related compensation payable to due to affiliates to conform with current year presentation.

Due from Ares Funds and Portfolio Companies
In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non-consolidated funds for which it is reimbursed. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional services, travel and other costs associated with particular portfolio company holdings are subject to reimbursement by the portfolio companies. The Company reimbursed ARCC approximately $0.6 million for certain recurring rent and utilities incurred by ARCC during the first quarter of 2018. In addition, in the second quarter ended June 30, 2018, the Company reimbursed ARCC approximately $2.2 million, $3.0 million, $3.2 million and $2.9 million of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to ARCC of $11.8 million. Beginning April 1, 2018, the Company directly incurs these expenses.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company recorded an income tax expense of $5.1 million and $29.7 million for the three and nine months ended September 30, 2018, respectively. In connection with its election to be taxed as a corporation effective March 1, 2018, the Company recorded a significant one-time deferred tax liability arising from the embedded net unrealized gains of both carried interest and the investment portfolio that were not previously subject to corporate taxes. Cash taxes will only be paid on unrealized gains to the extent realized. The Company had an income tax expense of $4.6 million for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the Company had an income tax benefit of $28.5 million primarily driven by the one-time ARCC-ACAS transaction support payment.
Supplemental information on an unaudited pro forma basis, as if the Company's election to be treated as a corporation for U.S. federal income tax purposes was effective for the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30,
			2017
	2018	2017	Pro forma
Provision for Income Taxes - The Company
Income tax expense of the Company	$5,118	$3,354	$11,565

Provision for Income Taxes - Consolidated Funds
Income tax expense of the Consolidated Funds	13	1,198	1,198
Total provision for income taxes	$5,131	$4,552	$12,763

	Nine Months Ended September 30,
			2017
	2018	2017	Pro forma
Provision for Income Taxes - The Company
Income tax expense (benefit) of the Company	$29,577	$(30,521)	$2,037

Provision for Income Taxes - Consolidated Funds
Income tax expense of the Consolidated Funds	82	2,062	2,062
Total provision (benefit) for income taxes	$29,659	$(28,459)	$4,099

The 2017 pro forma tax information was calculated as if the Company's election to be treated as a corporation for U.S. federal income tax purposes was effective for the three and nine months ended September 30, 2017.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between U.S. corporate entities that are subject to income taxes and those subsidiaries that are not. For the three and nine months ended September 30, 2018 and 2017, the Company has utilized the discrete effective tax rate method to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds that are consolidated in these financial statements. Consequently, the effective income tax rate is subject to significant variation from period to period.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. As of September 30, 2018, the Company’s U.S. federal income tax returns for the years 2014 through 2018 are open under the normal statute of limitations and therefore subject to examination. State and local tax returns are generally subject to audit from 2014 to 2018. Foreign tax returns are generally subject to audit from 2013 to 2018. Although the outcome of tax audits is always uncertain, the Company

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
11. EARNINGS PER COMMON SHARE
Basic earnings per common share are computed by dividing income available to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted earnings per common share are computed using the more dilutive method of either the two-class method or the treasury stock method.
For the three and nine months ended September 30, 2018 and 2017, the two-class method was the more dilutive method for the unvested restricted units. No participating securities had rights to undistributed earnings during any period presented.
The computation of diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Options	19,102,583	21,022,924	19,345,651	21,170,880
Restricted units	15,635,997	13,742,856	15,874,847	14,223,345
AOG Units	119,822,657	130,192,448	122,732,149	130,280,878
The following table presents the computation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Ares Management, L.P. common shareholders	$10,485	$22,413	$28,808	$20,307
Earnings distributed to participating securities (restricted units)	(1,567)	(1,003)	(5,667)	(2,248)
Net income available to common shareholders	$8,918	$21,410	$23,141	$18,059
Basic weighted-average common shares	98,706,419	82,166,852	94,168,582	81,704,815
Basic earnings per common share	$0.09	$0.26	$0.25	$0.22
Diluted weighted-average common shares	98,706,419	82,166,852	94,168,582	81,704,815
Diluted earnings per common share	$0.09	$0.26	$0.25	$0.22

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the Ares Management, L.P. 2014 Equity Incentive Plan (the “Equity Incentive Plan”). Based on a formula as defined in the Equity Incentive Plan, the total number of shares available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year.  Accordingly, on January 1, 2018, the total number of shares available for issuance under the Equity Incentive Plan increased to 31,853,504 shares, and as of September 30, 2018, 27,332,417 shares remain available for issuance.
Generally, unvested phantom units, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted units	$19,251	$14,555	$55,798	$40,375
Restricted units with a market condition	614	—	614	—
Options	3,660	3,224	9,953	10,637
Phantom units	415	312	1,169	1,085
Equity-based compensation expense	$23,940	$18,091	$67,534	$52,097
Restricted Units
During July 2018, the Company granted 2,000,000 restricted units to an executive composed of 1,333,334 units that are subject to contingent vesting based on the Company’s future stock price and 666,666 service-based restricted units with terms similar to those described below.
Each restricted unit represents an unfunded, unsecured right of the holder to receive a common share on a specific date. The restricted units generally vest and are settled in common shares either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, or (iii) at a rate of one quarter per year, beginning on either the first or second anniversary of the grant date or the holder’s employment commencement date, in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.
The holders of restricted units generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any distribution paid with respect to a common share multiplied by (ii) the number of restricted units held at the time such distributions are declared (“Dividend Equivalent”). For the three and nine months ended September 30, 2018, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $4.5 million and $16.9 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When restricted units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents unvested restricted units' activity during the nine months ended September 30, 2018:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2018	13,751,888	$17.58
Granted	4,457,869	23.12
Vested	(1,917,705)	16.95
Forfeited	(291,439)	19.42
Balance - September 30, 2018	16,000,613	$19.16
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $211.5 million as of September 30, 2018 and is expected to be recognized over the remaining weighted average period of 3.37 years.
Restricted Unit Awards with a Market Condition

During July 2018, the Company issued certain restricted units with a vesting condition contingent upon the volume-weighted, average closing price of the Company’s common shares meeting or exceeding a stated price for 30 consecutive calendar days on or prior to January 1, 2028, referred to as the market condition. 666,667 restricted units with a market condition of $35.00 per share (“Tranche I”) and 666,667 restricted units with a market condition of $45.00 per share (“Tranche II”) were issued. Vesting is also generally subject to continued employment at the time such market condition is achieved subject to continued vesting upon certain qualifying terminations of employment. Under the terms of the awards, if the price target is not achieved by the close of business on January 1, 2028, the unvested market condition awards will be automatically canceled and forfeited. Restricted units subject to a market condition are not eligible to receive a Dividend Equivalent.
The grant date fair values for Tranche I and Tranche II awards were $10.92 and $7.68 per unit, respectively, based on a probability distributed Monte-Carlo simulation. Due to the existence of the market condition, the vesting period for the awards is not explicit, and as such, compensation expense is recognized on a straight-line basis over the median vesting period derived from the positive iterations of the Monte Carlo simulation where the market condition was achieved. The median vesting period is 3.0 years and 4.3 years for Tranche I and Tranche II, respectively.
Below is a summary of the significant assumptions used to estimate the grant date fair value of the market condition awards:

Closing price of the Company's common shares as of valuation date	$20.95
Risk-free interest rate	2.95%
Volatility	30.0%
Dividend yield	5.0%
Cost of equity	10.0%

The following table presents the unvested market condition awards' activity during the nine months ended September 30, 2018:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2018	—	$—
Granted	1,333,334	9.30
Vested	—	—
Forfeited	—	—
Balance - September 30, 2018	1,333,334	$9.30

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $11.8 million as of September 30, 2018 and is expected to be recognized over the remaining weighted average period of 3.38 years.
Options
A summary of options activity during the nine months ended September 30, 2018 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2018	20,495,025	$18.99	6.09	$20,611
Granted	—		—
Exercised	(50,000)	19.00	—	90
Expired	(907,046)	19.00	—
Forfeited	(444,203)	19.00	—
Balance - September 30, 2018	19,093,776	$18.99	5.56	$80,359
Exercisable at September 30, 2018	12,698,194	$19.00	5.53	$53,388
As of September 30, 2018, there was $8.5 million of total unrecognized compensation expense that is expected to be recognized over the remaining weighted average period of 0.61 years. Net cash proceeds from the exercises of stock options was $1.0 million for the nine months ended September 30, 2018. The Company realized an immaterial amount of tax benefits from those exercises.
Phantom Units
A summary of unvested phantom unit activity during the nine months ended September 30, 2018 is presented below:

	Phantom Units	Weighted Average Grant Date Fair Value Per Share
Balance - January 1, 2018	156,153	$19.00
Vested	(70,352)	19.00
Forfeited	(18,830)	19.00
Balance - September 30, 2018	66,971	$19.00
The fair value of the phantom unit awards is remeasured at each reporting period and was $23.20 per unit as of September 30, 2018. Based on the fair value of the awards at September 30, 2018, $0.9 million of unrecognized compensation expense in connection with phantom units outstanding is expected to be recognized over a weighted average period of 0.61 years. During the nine months ended September 30, 2018, the Company paid $1.6 million to settle vested phantom units.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

13. EQUITY
Ares Management, L.P.

Common Shares
Common shares represent limited partnership interests in the Company. The holders of common shares are entitled to participate pro rata in distributions from the Company and to exercise the rights or privileges that are available to common shareholders under the Company’s partnership agreement. The common shareholders have limited voting rights and have no right to remove the Company’s general partner, Ares Management GP LLC, or, except in limited circumstances, to elect the directors of the general partner. During the quarter ended March 31, 2018, an affiliate of Alleghany Corporation (“Alleghany”) exchanged 9,750,000 of its AOG Units into 9,750,000 common shares. During the quarter ended September 30, 2018, Alleghany exchanged its remaining 2,750,000 of AOG Units into 2,750,000 common shares.
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
The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities as of September 30, 2018 and December 31, 2017, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the nine months ended September 30, 2018 and 2017.

					Daily Average Ownership
	As of September 30, 2018		As of December 31, 2017		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2018	2017	2018	2017
Ares Management, L.P.	101,489,282	46.44%	82,280,033	38.75%	45.17%	38.69%	43.42%	38.54%
Ares Owners Holding L.P.	117,047,394	53.56%	117,576,663	55.36%	53.67%	55.42%	54.14%	55.56%
Affiliate of Alleghany Corporation	—	—	12,500,000	5.89%	1.16%	5.89%	2.44%	5.90%
Total	218,536,676	100.00%	212,356,696	100.00%
Preferred Equity
As of September 30, 2018 and December 31, 2017, the Company had 12,400,000 shares of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by the Company’s board of directors, distributions on the Preferred Equity are payable quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.

In July 2018, the board of directors of the Company's general partner authorized the repurchase, from time to time in open market purchases or privately negotiated transactions of the Company's Preferred Equity with an aggregate liquidation preference of up to $50.0 million. Such repurchases, if any, will depend on the prevailing market conditions and other factors.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the nine months ended September 30, 2018, the Company reclassified certain expenses from OMG to its operating segments. Historical results have been modified to conform to the current period presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $91.5 billion of AUM and 155 funds as of September 30, 2018. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, structured credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate issuers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The structured credit strategy invests across the capital structures of syndicated collateralized loan obligation vehicles (CLOs) and in directly-originated asset-backed instruments composed of diversified portfolios of consumer and commercial assets. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Company provides investors access to these capabilities through several vehicles, including commingled funds, separately managed accounts and a publicly traded vehicle. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of September 30, 2018, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $23.0 billion of AUM as of September 30, 2018, broadly categorizing its investment strategies as corporate private equity, infrastructure and power and special opportunities. As of September 30, 2018 the group managed five corporate private equity commingled funds focused on North America and Europe and three focused on greater China, six commingled funds and six related co-investment vehicles focused on infrastructure and power and two special opportunities funds. In its North American and European flexible capital strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The infrastructure and power strategy targets infrastructure-related assets across the power generation, transmission and midstream sectors, seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special opportunities strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios.
Real Estate Group:  The Company’s Real Estate Group manages public and private equity and debt strategies, with approximately $10.6 billion of AUM across 42 funds as of September 30, 2018. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy.  The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe.  The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage real estate investment trust, ACRE.

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company has an OMG that consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, business development/corporate strategy, legal/compliance and human resources. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s expenses are not allocated to the Company’s three reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $33,377)	$145,414	$48,287	$19,961	$213,662	$—	$213,662
Other fees	3,656	206	10	3,872	—	3,872
Compensation and benefits	(54,994)	(17,443)	(10,733)	(83,170)	(32,202)	(115,372)
General, administrative and other expenses	(10,731)	(5,866)	(2,856)	(19,453)	(18,292)	(37,745)
Fee related earnings	83,345	25,184	6,382	114,911	(50,494)	64,417
Performance income—realized	1,729	52,729	17,110	71,568	—	71,568
Performance related compensation—realized	(1,113)	(42,045)	(16,865)	(60,023)	—	(60,023)
Investment income—realized	1,063	8,104	6,846	16,013	22	16,035
Interest and other investment income—realized	1,604	1,032	486	3,122	442	3,564
Interest expense	(1,527)	(1,577)	(417)	(3,521)	(622)	(4,143)
Realized income	85,101	43,427	13,542	142,070	(50,652)	91,418
Performance income—unrealized	26,867	(109,024)	44,158	(37,999)	—	(37,999)
Performance related compensation—unrealized	(17,997)	87,086	(26,672)	42,417	—	42,417
Investment income (loss)—unrealized	2,524	(25,725)	(2,920)	(26,121)	5,247	(20,874)
Interest and other investment income—unrealized	770	40	(45)	765	(10)	755
Economic net income	$97,265	$(4,196)	$28,063	$121,132	$(45,415)	$75,717
Performance related earnings	$13,920	$(29,380)	$21,681	$6,221	5,079	$11,300
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $24,036)	$120,178	$51,313	$17,137	$188,628	$—	$188,628
Other fees	5,668	449	27	6,144	—	6,144
Compensation and benefits	(46,822)	(19,256)	(11,398)	(77,476)	(27,306)	(104,782)
General, administrative and other expenses	(6,925)	(4,655)	(2,125)	(13,705)	(18,306)	(32,011)
Fee related earnings	72,099	27,851	3,641	103,591	(45,612)	57,979
Performance income—realized	3,296	173,304	2,389	178,989	—	178,989
Performance related compensation—realized	(1,466)	(138,657)	(856)	(140,979)	—	(140,979)
Investment income—realized	6,206	14,268	1,997	22,471	18	22,489
Interest and other investment income—realized	2,435	1,080	76	3,591	119	3,710
Interest expense	(3,277)	(1,229)	(396)	(4,902)	(441)	(5,343)
Realized income	79,293	76,617	6,851	162,761	(45,916)	116,845
Performance income—unrealized	33,033	(142,822)	20,366	(89,423)	—	(89,423)
Performance related compensation—unrealized	(19,820)	114,395	(12,233)	82,342	—	82,342
Investment income (loss)—unrealized	(1,123)	(8,421)	(767)	(10,311)	4,357	(5,954)
Interest and other investment income—unrealized	(2,975)	49	640	(2,286)	(93)	(2,379)
Economic net income	88,408	39,818	14,857	143,083	(41,652)	101,431
Performance related earnings	$16,309	$11,967	$11,216	$39,492	$3,960	$43,452

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $91,660)	$413,028	$147,492	$52,272	$612,792	$—	$612,792
Other fees	16,263	883	20	17,166	—	17,166
Compensation and benefits	(157,166)	(55,314)	(27,140)	(239,620)	(93,867)	(333,487)
General, administrative and other expenses	(31,401)	(14,082)	(7,679)	(53,162)	(56,397)	(109,559)
Fee related earnings	240,724	78,979	17,473	337,176	(150,264)	186,912
Performance income—realized	48,472	137,542	31,269	217,283	—	217,283
Performance related compensation—realized	(27,778)	(109,916)	(25,079)	(162,773)	—	(162,773)
Investment income—realized	2,429	17,791	9,946	30,166	1,658	31,824
Interest and other investment income—realized	7,828	4,011	1,370	13,209	2,178	15,387
Interest expense	(9,796)	(4,245)	(1,289)	(15,330)	(1,758)	(17,088)
Realized income	261,879	124,162	33,690	419,731	(148,186)	271,545
Performance income—unrealized	38,391	(221,563)	55,948	(127,224)	—	(127,224)
Performance related compensation—unrealized	(8,062)	175,304	(34,948)	132,294	—	132,294
Investment income (loss)—unrealized	3,872	(29,585)	(4,677)	(30,390)	9,344	(21,046)
Interest and other investment income—unrealized	170	429	(1,130)	(531)	124	(407)
Economic net income	296,250	48,747	48,883	393,880	(138,718)	255,162
Performance related earnings	$55,526	$(30,232)	$31,410	$56,704	$11,546	$68,250

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $76,436)	$354,179	$147,559	$49,231	$550,969	$—	$550,969
Other fees	15,834	1,127	37	16,998	—	16,998
Compensation and benefits	(143,685)	(50,862)	(30,848)	(225,395)	(83,843)	(309,238)
General, administrative and other expenses	(23,014)	(13,198)	(7,947)	(44,159)	(56,481)	(100,640)
Fee related earnings	203,314	84,626	10,473	298,413	(140,324)	158,089
Performance income—realized	19,957	238,084	3,883	261,924	—	261,924
Performance related compensation—realized	(8,649)	(189,571)	(1,033)	(199,253)	—	(199,253)
Investment income—realized	9,049	17,564	4,153	30,766	3,217	33,983
Interest and other investment income—realized	7,548	2,549	401	10,498	1,020	11,518
Interest expense	(8,800)	(4,139)	(1,257)	(14,196)	(1,380)	(15,576)
Realized income	222,419	149,113	16,620	388,152	(137,467)	250,685
Performance income—unrealized	41,062	118,162	64,243	223,467	—	223,467
Performance related compensation—unrealized	(27,357)	(95,131)	(39,303)	(161,791)	—	(161,791)
Investment income (loss)—unrealized	16	25,479	(77)	25,418	222	25,640
Interest and other investment income—unrealized	(5,149)	715	1,668	(2,766)	105	(2,661)
Economic net income	230,991	198,338	43,151	472,480	(137,140)	335,340
Performance related earnings	$27,677	$113,712	$32,678	$174,067	$3,184	$177,251

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and net investment income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Revenues
Management fees (includes ARCC Part I Fees of $33,377, $91,660 and $24,036, $76,436 for the three and nine months ended September 30, 2018 and 2017, respectively)	$213,662	$188,628	$612,792	$550,969
Other fees	3,872	6,144	17,166	16,998
Performance income—realized	71,568	178,989	217,283	261,924
Performance income—unrealized	(37,999)	(89,423)	(127,224)	223,467
Total segment revenues	$251,103	$284,338	$720,017	$1,053,358
Segment Expenses
Compensation and benefits	$83,170	$77,476	$239,620	$225,395
General, administrative and other expenses	19,453	13,705	53,162	44,159
Performance related compensation—realized	60,023	140,979	162,773	199,253
Performance related compensation—unrealized	(42,417)	(82,342)	(132,294)	161,791
Total segment expenses	$120,229	$149,818	$323,261	$630,598
Segment net investment income (loss)
Investment income—realized	$16,013	$22,471	$30,166	$30,766
Investment income (loss)—unrealized	(26,121)	(10,311)	(30,390)	25,418
Interest and other investment income	3,887	1,305	12,678	7,732
Interest expense	(3,521)	(4,902)	(15,330)	(14,196)
Total segment net investment income (loss)	$(9,742)	$8,563	$(2,876)	$49,720

The following table reconciles segment revenue to Ares consolidated revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total segment revenue	$251,103	$284,338	$720,017	$1,053,358
Revenue of Consolidated Funds eliminated in consolidation	(8,716)	(16,465)	(38,949)	(34,822)
Administrative fees(1)	7,084	7,352	20,266	26,090
Performance income reclass(2)	(795)	(1,187)	211	(1,428)
Principal investment income	(7,886)	14,374	9,544	61,709
Revenue of non-controlling interests in consolidated subsidiaries(3)	(13)	(10)	(60)	(64)
Total consolidated adjustments and reconciling items	(10,326)	4,064	(8,988)	51,485
Total consolidated revenue	$240,777	$288,402	$711,029	$1,104,843

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles segment expenses to Ares consolidated expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total segment expenses	$120,229	$149,818	$323,261	$630,598
Expenses of Consolidated Funds added in consolidation	21,971	25,862	77,982	45,196
Expenses of Consolidated Funds eliminated in consolidation	(9,138)	(6,823)	(28,721)	(17,724)
Administrative fees(1)	7,084	7,352	20,266	26,090
OMG expenses	50,494	45,612	150,264	140,324
Acquisition and merger-related expenses	253	2,818	(19)	278,878
Equity compensation expense	23,940	18,091	67,534	52,097
Placement fees and underwriting costs	6,194	4,495	9,710	14,317
Amortization of intangibles	1,245	3,651	7,817	14,200
Depreciation expense	4,102	3,468	12,417	9,458
Other expenses(2)	—	—	11,836	—
Expenses of non-controlling interests in consolidated subsidiaries(3)	814	(217)	2,141	357
Total consolidation adjustments and reconciling items	106,959	104,309	331,227	563,193
Total consolidated expenses	$227,188	$254,127	$654,488	$1,193,791

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)
Nine months ended September 30, 2018 includes an $11.8 million payment made to ARCC during the second quarter of 2018 for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

(3)	Costs being borne by certain of our joint venture partners.

The following table reconciles segment net investment income (loss) to Ares consolidated other income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total segment net investment income (loss)(1)	$(9,742)	$8,563	$(2,876)	$49,720
Other income from Consolidated Funds added in consolidation, net	34,645	55,227	111,090	90,522
Other expense from Consolidated Funds eliminated in consolidation, net	86	(330)	620	(763)
Other income of non-controlling interests in consolidated subsidiaries	8	9	23	14
OMG other income	5,079	3,960	11,546	3,184
Performance income reclass(2)	795	1,187	(211)	1,428
Principal investment income (loss)	7,886	(14,374)	(9,544)	(61,709)
Changes in value of contingent consideration	—	(60)	—	20,156
Other non-cash expense	(3)	—	(1,725)	—
Offering costs	—	(33)	(3)	(688)
Total consolidation adjustments and reconciling items	48,496	45,586	111,796	52,144
Total consolidated other income	$38,754	$54,149	$108,920	$101,864

(1)	Comprised of investment income (loss), interest and other investment income, and interest expense.

(2)
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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of ENI, RI, FRE and PRE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Economic net income
Income before taxes	$52,343	$88,424	$165,461	$12,916
Adjustments:
Amortization of intangibles	1,245	3,651	7,817	14,200
Depreciation expense	4,102	3,468	12,417	9,458
Equity compensation expenses	23,940	18,091	67,534	52,097
Acquisition and merger-related expenses	253	2,878	(19)	258,722
Placement fees and underwriting costs	6,194	4,495	9,710	14,317
OMG expenses, net	45,415	41,652	138,718	137,140
Offering costs	—	33	3	688
Other expense(1)	3	—	13,561	—
Expense of non-controlling interests in consolidated subsidiaries(2)	819	(216)	2,178	407
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(13,182)	(19,393)	(23,500)	(27,465)
Total consolidation adjustments and reconciling items	68,789	54,659	228,419	459,564
Economic net income	121,132	143,083	393,880	472,480
Total performance income - unrealized	37,999	89,423	127,224	(223,467)
Total performance related compensation - unrealized	(42,417)	(82,342)	(132,294)	161,791
Total investment (income) loss - unrealized	25,356	12,597	30,921	(22,652)
Realized income	142,070	162,761	419,731	388,152
Total performance income - realized	(71,568)	(178,989)	(217,283)	(261,924)
Total performance related compensation - realized	60,023	140,979	162,773	199,253
Total investment income - realized	(15,614)	(21,160)	(28,045)	(27,068)
Fee related earnings	114,911	103,591	337,176	298,413
Performance related earnings
Economic net income	$121,132	$143,083	$393,880	$472,480
Less: fee related earnings	(114,911)	(103,591)	(337,176)	(298,413)
Performance related earnings	$6,221	$39,492	$56,704	$174,067

(1)
Nine months ended September 30, 2018 includes an $11.8 million payment made to ARCC during the second quarter of 2018 for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

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
The Company's interests and the Consolidated Funds' interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and their respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of September 30,	As of December 31,
	2018	2017
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$206,850	$251,376
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	190,316	175,620
Assets of consolidated VIEs	8,404,540	6,231,245
Liabilities of consolidated VIEs	7,649,028	5,538,054

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to non-controlling interests related to consolidated VIEs	$13,169	$18,195	$23,418	$25,403

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

CONSOLIDATING SCHEDULES
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of September 30, 2018 and December 31, 2017 and results from operations for the three and nine months ended September 30, 2018 and 2017.

	As of September 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$122,192	$—	$—	$122,192
Investments ($947,267 of accrued carried interest)	1,605,964	—	(190,316)	1,415,648
Due from affiliates	191,983	—	(7,997)	183,986
Deferred tax asset, net	16,240	—	—	16,240
Other assets	102,411	—	—	102,411
Intangible assets, net	32,756	—	—	32,756
Goodwill	143,827	—	—	143,827
Assets of Consolidated Funds
Cash and cash equivalents	—	760,581	—	760,581
Investments, at fair value	—	7,515,383	—	7,515,383
Due from affiliates	—	14,658	—	14,658
Dividends and interest receivable	—	16,534	—	16,534
Receivable for securities sold	—	95,490	—	95,490
Other assets	—	1,894	—	1,894
Total assets	$2,215,373	$8,404,540	$(198,313)	$10,421,600
Liabilities
Accounts payable, accrued expenses and other liabilities	$76,648	$—	$—	$76,648
Accrued compensation	127,481	—	—	127,481
Due to affiliates	59,456	—	—	59,456
Performance related compensation payable	688,100	—	—	688,100
Debt obligations	350,789	—	—	350,789
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	77,752	—	77,752
Due to affiliates	—	7,997	(7,997)	—
Payable for securities purchased	—	531,615	—	531,615
CLO loan obligations, at fair value	—	6,897,920	(13,224)	6,884,696
Fund borrowings	—	133,744	—	133,744
Total liabilities	1,302,474	7,649,028	(21,221)	8,930,281
Commitments and contingencies
Preferred equity (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Non-controlling interest in Consolidated Funds	—	755,512	(177,092)	578,420
Non-controlling interest in Ares Operating Group entities	319,820	—	—	319,820
Controlling interest in Ares Management, L.P.:
Shareholders' equity (101,489,282 shares issued and outstanding)	301,721	—	—	301,721
Accumulated other comprehensive loss, net of tax	(7,403)	—	—	(7,403)
Total controlling interest in Ares Management, L.P.	294,318	—	—	294,318
Total equity	912,899	755,512	(177,092)	1,491,319
Total liabilities and equity	$2,215,373	$8,404,540	$(198,313)	$10,421,600

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

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended September 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $33,377)	$213,662	$—	$(9,138)	$204,524
Carried interest allocation	31,902		—	31,902
Incentive fees	872		—	872
Principal investment income	(7,886)	—	422	(7,464)
Administrative, transaction and other fees	10,943	—	—	10,943
Total revenues	249,493	—	(8,716)	240,777
Expenses
Compensation and benefits	145,594	—	—	145,594
Performance related compensation	17,606	—	—	17,606
General, administrative and other expense	51,155	—	—	51,155
Expenses of the Consolidated Funds	—	21,971	(9,138)	12,833
Total expenses	214,355	21,971	(9,138)	227,188
Other income (expense)
Net realized and unrealized gain on investments	6,540	—	(998)	5,542
Interest and dividend income	901	—	(93)	808
Interest expense	(4,143)	—	—	(4,143)
Other income, net	725	—	86	811
Net realized and unrealized gain on investments of the Consolidated Funds	—	4,686	751	5,437
Interest and other income of the Consolidated Funds	—	93,062	—	93,062
Interest expense of the Consolidated Funds	—	(63,103)	340	(62,763)
Total other income	4,023	34,645	86	38,754
Income before taxes	39,161	12,674	508	52,343
Income tax expense	5,118	13	—	5,131
Net income	34,043	12,661	508	47,212
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	12,661	508	13,169
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	18,133	—	—	18,133
Net income attributable to Ares Management, L.P.	15,910	—	—	15,910
Less: Preferred equity dividend paid	5,425	—	—	5,425
Net income attributable to Ares Management, L.P. common shareholders	$10,485	$—	$—	$10,485

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended September 30, 2017
	As adjusted
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $24,036)	$188,628	$—	$(5,451)	$183,177
Carried interest allocation	82,534	—	—	82,534
Incentive fees	5,845	—	(1,371)	4,474
Principal investment income	14,374	—	(9,643)	4,731
Administrative, transaction and other fees	13,486	—	—	13,486
Total revenues	304,867	—	(16,465)	288,402
Expenses
Compensation and benefits	129,347	—	—	129,347
Performance related compensation	58,637	—	—	58,637
General, administrative and other expense	47,104	—	—	47,104
Expenses of the Consolidated Funds	—	25,862	(6,823)	19,039
Total expenses	235,088	25,862	(6,823)	254,127
Other income (expense)
Net realized and unrealized gain on investments	5,101	—	(872)	4,229
Interest and dividend income	1,986	—	(225)	1,761
Interest expense	(5,343)	—	—	(5,343)
Other expense, net	(2,492)	—	—	(2,492)
Net realized and unrealized gain on investments of the Consolidated Funds	—	48,058	(12,118)	35,940
Interest and other income of the Consolidated Funds	—	48,181	—	48,181
Interest expense of Consolidated Funds	—	(41,012)	12,885	(28,127)
Total other income (expense)	(748)	55,227	(330)	54,149
Income before taxes	69,031	29,365	(9,972)	88,424
Income tax expense	3,354	1,198	—	4,552
Net income	65,677	28,167	(9,972)	83,872
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	28,167	(9,972)	18,195
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	37,839	—	—	37,839
Net income attributable to Ares Management, L.P.	27,838	—	—	27,838
Less: Preferred equity dividend paid	5,425	—	—	5,425
Net income attributable to Ares Management, L.P. common shareholders	$22,413	$—	$—	$22,413

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Nine Months Ended September 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $91,660)	$612,792	$—	$(24,721)	$588,071
Carried interest allocation	72,587	—	—	72,587
Incentive fees	17,683	—	(4,000)	13,683
Principal investment income	9,544	—	(10,228)	(684)
Administrative, transaction and other fees	37,372	—	—	37,372
Total revenues	749,978	—	(38,949)	711,029
Expenses
Compensation and benefits	419,225	—	—	419,225
Performance related compensation	30,479	—	—	30,479
General, administrative and other expense	155,523	—	—	155,523
Expenses of the Consolidated Funds	—	77,982	(28,721)	49,261
Total expenses	605,227	77,982	(28,721)	654,488
Other income (expense)
Net realized and unrealized gain on investments	9,800	—	(1,830)	7,970
Interest and dividend income	6,604	—	(93)	6,511
Interest expense	(17,088)	—	—	(17,088)
Other expense, net	(2,106)	—	619	(1,487)
Net realized and unrealized gain on investments of the Consolidated Funds	—	26,053	786	26,839
Interest and other income of the Consolidated Funds	—	250,117	—	250,117
Interest expense of consolidated Funds	—	(165,080)	1,138	(163,942)
Total other income (expense)	(2,790)	111,090	620	108,920
Income before taxes	141,961	33,108	(9,608)	165,461
Income tax expense	29,577	82	—	29,659
Net income	112,384	33,026	(9,608)	135,802
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	33,026	(9,608)	23,418
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	67,301	—	—	67,301
Net income attributable to Ares Management, L.P.	45,083	—	—	45,083
Less: Preferred equity dividend paid	16,275	—	—	16,275
Net income attributable to Ares Management, L.P. common shareholders	$28,808	$—	$—	$28,808

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Nine Months Ended September 30, 2017
	As Adjusted
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $76,436)	$550,969	$—	$(14,979)	$535,990
Carried interest allocation	469,363	—	(1,014)	468,349
Incentive fees	14,600	—	(2,745)	11,855
Principal investment income	61,709	—	(16,084)	45,625
Administrative, transaction and other fees	43,024	—	—	43,024
Total revenues	1,139,665	—	(34,822)	1,104,843
Expenses
Compensation and benefits	384,905	—	—	384,905
Performance related compensation	361,044	—	—	361,044
General, administrative and other expense	145,193	—	—	145,193
Transaction support expense	275,177	—	—	275,177
Expenses of the Consolidated Funds	—	45,196	(17,724)	27,472
Total expenses	1,166,319	45,196	(17,724)	1,193,791
Other income (expense)
Net realized and unrealized gain (loss) on investments	3,810	—	(5,281)	(1,471)
Interest and dividend income	7,045	—	(1,898)	5,147
Interest expense	(15,576)	—	—	(15,576)
Other income, net	16,826	—	—	16,826
Net realized and unrealized gain on investments of the Consolidated Funds	—	79,450	(24,187)	55,263
Interest and other income of the Consolidated Funds	—	127,999	—	127,999
Interest expense of Consolidated Funds	—	(116,927)	30,603	(86,324)
Total other income	12,105	90,522	(763)	101,864
Income (loss) before taxes	(14,549)	45,326	(17,861)	12,916
Income tax expense (benefit)	(30,521)	2,062	—	(28,459)
Net income	15,972	43,264	(17,861)	41,375
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	43,264	(17,861)	25,403
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(20,610)	—	—	(20,610)
Net income attributable to Ares Management, L.P.	36,582	—	—	36,582
Less: Preferred equity dividend paid	16,275	—	—	16,275
Net income attributable to Ares Management, L.P. common shareholders	$20,307	$—	$—	$20,307

Ares Management, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2018 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
In October 2018, the board of directors of the Company's general partner declared a quarterly dividend of $0.28 per common share to common shareholders of record at the close of business on December 17, 2018, with a payment date of December 31, 2018.

In October 2018, the board of directors of the Company's general partner declared a quarterly dividend of $0.4375 per preferred equity share to preferred equity shareholders of record at the close of business on December 17, 2018, with a payment date of December 31, 2018.

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

Our Business
We are a leading global alternative asset manager that operates through three distinct but complementary investment groups, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2018, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues primarily consist of management fees, carried interest allocation, incentive fees, as well as principal investment income and administrative expense reimbursements and transaction fees. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Carried interest allocation and incentive fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. Carried interest allocation and incentive fees are collectively referred to as performance income in our segment results and non-GAAP measures. Principal investment income consists of interest and dividend income and net realized and unrealized gain (loss) from the equity method investments that we manage. Other income (expense) typically represents investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from equity method investments that we do not mange, investments in CLOs and common stock as well as investments of the Consolidated Funds. Interest expense is a component of other income (expense). We provide administrative services to certain of our affiliated funds that are presented within administrative, transaction and other fees for GAAP reporting, but are presented net of respective expenses for segment reporting purposes. We also receive transaction fees from certain funds for activities related to fund transactions, such as loan originations. In accordance with GAAP, we are required to consolidate funds where we have a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues and expenses on a combined segment basis, which shows the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, other income, realized and unrealized performance income, and net investment income. Our segment expenses consist of compensation and benefits, general, administrative and other expenses, net of administrative fees, as well as realized and unrealized performance related compensation.
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of September 30, 2018, approximately 72% of our assets under management were in funds with a contractual life of three years or more and approximately 77% were in funds with an initial duration greater than seven years at time of closing. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States and Western Europe.

U.S. markets were positive in the third quarter of 2018 as a healthy economic and corporate fundamental backdrop offset global trade concerns. The U.S. economy remained fundamentally sound with indicators signaling continued economic expansion, a robust labor market and a high consumer confidence. The Institute for Supply Management PMI, an indicator of manufacturing sector strength, increased during the quarter and reached 61.3 in August, a 14-year high. The labor market remained strong as the unemployment rate maintained record lows while the Bureau of Labor Statistics reported an increase in average hourly earnings in September. Continued labor market strength, combined with previously implemented tax cuts, contributed to a high consumer confidence as the Commerce Department announced a month-over-month increase in retail sales of 0.5% in July, exceeding economists’ forecasts. Consumer confidence reached its highest level since October 2000. Corporate earnings were better than expected as approximately 80% of the companies in the S&P 500 beat estimates according to data compiled by FactSet. Capital markets rallied behind the strength in corporate fundamentals as U.S. equity markets reached all-time highs in early September. Against this sound backdrop, the CSLLI, a leveraged loan index, returned 1.9% while ICE BAML High Yield Master II Index, a high yield bonds index, returned 2.4%. Gains were consistent throughout the quarter as a strong technical environment was supportive for asset prices, in addition to elevated and relatively stable interest rates.
European markets were characterized by similar trends with their U.S. counterparts in the third quarter of 2018 as a mixed economic backdrop and geopolitical environment was offset by a healthy corporate fundamental environment. Growth and inflation slowed during the third quarter and exacerbated the contagion of sovereign risk and global trade tensions. Following three months of accelerated growth, inflation declined to 2.0% in August according to EuroStat while GDP estimates signaled a modest deceleration of the Eurozone economy. Italian sovereign risk gained particular attention as its populist government proposed an expansionary budget for 2019, raising concerns with respect to Italy's significant debt to GDP ratio in the Eurozone. Trade tensions remained at the forefront during the quarter and cause business confidence to decline to its lowest level in the last five years in July. U.S. trade policy factored into investor sentiment in August as developments with Turkey led to a plunge in investor confidence in August and triggered a sell off of European bank shares amidst concerns of overexposure to the emerging market currency. Despite the mixed economic and geopolitical environment, corporate fundamentals remained healthy as leverage and default rates remained well-below pre-eurozone crisis levels while earnings were positive for large, seasoned non-investment grade credit issuers. Investor sentiment appeared focused on the corporate fundamental picture during the third quarter, as the Credit Suisse Western European Leveraged Loan Index and ICE BAML European Currency High Yield Index returned 1.5%, and 1.6%, respectively. Gains were consistent for leveraged loans throughout the third quarter while a strong July and September offset declines in August for high yield bonds.
In the U.S., the S&P 500 Index continued to perform strongly rising 7.7% during the third quarter of 2018 after rising 3.4% the previous quarter. The index increased 10.6% year-to-date through September 30, 2018. Outside the U.S., global equity markets increased during the third quarter of 2018 with the MSCI All Country World ex USA Index increasing 0.7% reversing the trend from the second quarter and reducing its year to date decline to 3.1%.
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
In the U.S., the intermediated private equity auction market remains highly competitive and leveraged buy out purchase price multiples remained near historical highs during the third of 2018. Amid a significant expansion in the size of the corporate debt market, leverage levels continue to increase and are even higher when EBITDA-adjustments are taken into account. These dynamics have led to a significant compression in private equity risk premiums. We continue to believe careful company selection, a focus on high-quality assets and a differentiated view to drive value creation is of paramount importance in the current market environment.
In the U.S., commercial real estate transaction volumes year-to-date through September 30, 2018 increased 17% over the same period in 2017 amidst continued strong demand for US commercial property from investors, particularly in secondary markets. Fundamentals remain balanced in the major property sectors of multifamily, office, and retail and are favorable in the industrial sector, even as supply begins to catch up to the robust demand for modern bulk logistics space from both users and investors. In Europe, buoyed by sustained economic growth and the low cost of financing, real estate is in a cyclical upswing with transaction volumes near peak; despite yield compression, real estate offers an attractive relative yield spread to other asset classes. In some market segments, particularly core assets in prime locations, pricing has reached or exceeded peak 2008 levels. Secondary assets, or those that suffer impairments that render them unsuitable for institutional ownership, remain at a discount to historical prices and to core assets. Across our targeted markets, we continue to find opportunity to capitalize on our deep understanding of local market and overall industry dynamics to acquire and lend to commercial real estate.
Notwithstanding the potential opportunities represented by market volatility, future earnings, cash flows, dividend payments and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.
Change in Our Tax Status Election and Conversion to a Delaware Corporation
Effective March 1, 2018, we filed an election with the Internal Revenue Service (“IRS”) to be treated as a corporation for U.S. federal income tax purposes (collectively, the “Tax Election”). Although we are treated as a corporation for U.S. federal income tax purposes, we remain a limited partnership under state law. In connection with the Tax Election, we amended and restated our partnership agreement to, among other things, reflect our new tax classification and change the name of our common units and preferred units to common shares and preferred shares, respectively. The terms of such common shares and preferred shares, and the associated rights, otherwise remain unchanged.
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
In October 2018, our Board of Directors approved our conversion to a corporation under Delaware state law, which is currently expected to be completed on November 30, 2018. We plan to provide voting rights to common shareholders through a multi-class high-low voting structure. Since March 1, 2018, we have been treated as a corporation for federal and state income tax purposes and ownership of our shares does not generate any unrelated business taxable income (UBTI) or income effectively connected with a U.S. trade or business (ECI). The planned legal conversion does not impact this treatment. As of March 1, 2018, dividends are reported on Form 1099 DIV and shareholders may be eligible for the favorable tax rates applicable to qualified dividend income. The planned legal conversion to a Delaware corporation does not impact this treatment.
Consolidation and Deconsolidation of Ares Funds
Consolidated funds represented approximately 7.1% of our AUM as of September 30, 2018, 4.0% of our management fees and 4.4% of our performance income for the nine months ended September 30, 2018. As of September 30, 2018, we consolidated 13 CLOs and 10 private funds, and as of September 30, 2017, we consolidated nine CLOs and 11 private funds.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds, net investment gains (losses) of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three and nine months ended September 30, 2018 and 2017. Further, the consolidation of these funds may impact our management fees, incentive fees and carried interest allocation reported under GAAP to the extent these are eliminated upon consolidation.  For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

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

We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2018, one entity was liquidated/dissolved, and no entities experienced a significant change in ownership or control that resulted in deconsolidation during the period.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.

Managing Business Performance
Non‑GAAP Financial Measures
We use the following non-GAAP measures to assess and track our performance:

•	Fee Related Earnings (FRE)

•	Realized Income (RI)

•	Performance Related Earnings (PRE)

•	Economic Net Income (ENI)

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
The tables below provide the period-to-period rollforwards of our total AUM by segment for the three months ended September 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2018	$86,858	$23,602	$10,910	$121,370
Net new par/equity commitments	3,618	—	370	3,988
Net new debt commitments	1,904	100	—	2,004
Distributions	(1,534)	(523)	(866)	(2,923)
Change in fund value	655	(188)	173	640
Balance at 9/30/2018	$91,501	$22,991	$10,587	$125,079
Average AUM(1)	$89,181	$23,298	$10,749	$123,228

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2017	$67,447	$25,770	$10,792	$104,009
Net new par/equity commitments	2,624	—	246	2,870
Net new debt commitments	2,603	—	—	2,603
Distributions	(3,312)	(1,373)	(642)	(5,327)
Change in fund value	1,115	178	197	1,490
Balance at 9/30/2017	$70,477	$24,575	$10,593	$105,645
Average AUM(1)	$68,963	$25,173	$10,693	$104,829

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period-to-period rollforwards of our total AUM by segment for the nine months ended September 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2017	$71,732	$24,530	$10,229	$106,491
Net new par/equity commitments	16,077	363	1,533	17,973
Net new debt commitments	6,649	100	—	6,749
Distributions	(4,670)	(1,843)	(1,397)	(7,910)
Change in fund value	1,713	(159)	222	1,776
Balance at 9/30/2018	$91,501	$22,991	$10,587	$125,079
Average AUM(1)	$81,851	$23,857	$10,656	$116,364

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2016	$60,466	$25,041	$9,752	$95,259
Acquisitions	3,605	—	—	3,605
Net new par/equity commitments	6,981	323	767	8,071
Net new debt commitments	5,338	—	509	5,847
Distributions	(8,967)	(2,676)	(1,017)	(12,660)
Change in fund value	3,054	1,887	582	5,523
Balance at 9/30/2017	$70,477	$24,575	$10,593	$105,645
Average AUM(1)	$65,906	$25,011	$10,270	$101,187

(1) Represents the quarterly average of beginning and ending balances.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

The graphs below present our Incentive Generating AUM and Incentive Eligible AUM by segment as of September 30, 2018 and 2017 (in millions):

Credit	Private Equity	Real Estate

As of September 30, 2018 and 2017, our available capital, which we refer to as dry powder, was $34.4 billion and $25.8 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.

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

The tables below provide the period‑to‑period rollforwards of our total FPAUM by segment for the three months ended September 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2018	$53,336	$16,589	$6,963	$76,888
Commitments	1,267	—	369	1,636
Subscriptions/deployment/increase in leverage	2,810	215	24	3,049
Redemptions/distributions/decrease in leverage	(1,604)	(70)	(460)	(2,134)
Change in fund value	97	(4)	4	97
Change in fee basis	—	(106)	(66)	(172)
FPAUM Balance at 9/30/2018	$55,906	$16,624	$6,834	$79,364
Average FPAUM(1)	$54,623	$16,608	$6,900	$78,131

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2017	$46,509	$17,292	$6,654	$70,455
Commitments	2,434	—	245	2,679
Subscriptions/deployment/increase in leverage	1,229	86	249	1,564
Redemptions/distributions/decrease in leverage	(2,354)	(502)	(216)	(3,072)
Change in fund value	816	(67)	60	809
Change in fee basis	(12)	(25)	—	(37)
FPAUM Balance at 9/30/2017	$48,622	$16,784	$6,992	$72,398
Average FPAUM(1)	$47,567	$17,039	$6,824	$71,430

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period-to-period rollforwards of our total FPAUM by segment for the nine months ended September 30, 2018 and 2017 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2017	$49,450	$16,858	$6,189	$72,497
Commitments	4,082	363	1,232	5,677
Subscriptions/deployment/increase in leverage	6,726	589	440	7,755
Redemptions/distributions/decrease in leverage	(4,938)	(1,086)	(758)	(6,782)
Change in fund value	593	6	—	599
Change in fee basis	(7)	(106)	(269)	(382)
FPAUM Balance at 9/30/2018	$55,906	$16,624	$6,834	$79,364
Average FPAUM(1)	$52,559	$16,685	$6,684	$75,928

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2016	$42,709	$11,314	$6,540	$60,563
Acquisitions	2,789	—	—	2,789
Commitments	4,219	7,922	635	12,776
Subscriptions/deployment/increase in leverage	3,511	923	459	4,893
Redemptions/distributions/decrease in leverage	(6,856)	(1,420)	(487)	(8,763)
Change in fund value	2,037	(403)	130	1,764
Change in fee basis	213	(1,552)	(285)	(1,624)
FPAUM Balance at 9/30/2017	$48,622	$16,784	$6,992	$72,398
Average FPAUM(1)	$45,884	$15,644	$6,636	$68,164

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, are presented below as of September 30, 2018 and 2017 (in millions):

AUM: $125,079	AUM: $105,645

(1) Includes $6.7 billion and $5.7 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2018 and 2017, respectively.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis as of September 30, 2018 and 2017 (in millions):

FPAUM: $79,364	FPAUM: $72,398

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the nine months ended September 30, 2018 or composed of at least 1% of the Company’s total FPAUM as of September 30, 2018, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in the Company is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

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

Principal Investment Income (Loss). Principal investment income (loss) consists of interest and dividend income and net realized and unrealized gain (loss) on equity method investments that we manage. Interest and dividend income are recognized on an accrual basis to the extent that such amounts are expected to be collected. Net gain (loss) from investment activities include realized and unrealized gains and losses from our equity method investment portfolio. A realized gain (loss) is recognized when we redeem all or a portion of our investment or when we receive a distribution of capital. Unrealized gains (losses) on investments result from appreciation (depreciation) in the fair value of our investments, as well as reversals of previously recorded unrealized appreciation (depreciation) at the time the gain (loss) on an investment becomes realized.

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

Results of Operations
Consolidated Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to common and preferred shareholders for the periods presented.

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenues
Management fees (includes ARCC Part I Fees of $33,377, $91,660 and $24,036, $76,436 for the three and nine months ended September 30, 2018 and 2017, respectively)	$204,524	$183,177	$21,347	12%	$588,071	$535,990	$52,081	10%
Carried interest allocation	31,902	82,534	(50,632)	(61)%	72,587	468,349	(395,762)	(85)%
Incentive fees	872	4,474	(3,602)	(81)%	13,683	11,855	1,828	15%
Principal investment income (loss)	(7,464)	4,731	(12,195)	NM	(684)	45,625	(46,309)	NM
Administrative, transaction and other fees	10,943	13,486	(2,543)	(19)%	37,372	43,024	(5,652)	(13)%
Total revenues	240,777	288,402	(47,625)	(17)%	711,029	1,104,843	(393,814)	(36)%
Expenses
Compensation and benefits	145,594	129,347	(16,247)	(13)%	419,225	384,905	(34,320)	(9)%
Performance related compensation	17,606	58,637	41,031	70%	30,479	361,044	330,565	92%
General, administrative and other expenses	51,155	47,104	(4,051)	(9)%	155,523	145,193	(10,330)	(7)%
Transaction support expense	—	—	—	—	—	275,177	275,177	NM
Expenses of the Consolidated Funds	12,833	19,039	6,206	33%	49,261	27,472	(21,789)	(79)%
Total expenses	227,188	254,127	26,939	11%	654,488	1,193,791	539,303	45%
Other income (expense)
Net realized and unrealized gain (loss) on investments	5,542	4,229	1,313	31%	7,970	(1,471)	9,441	NM
Interest and dividend income	808	1,761	(953)	(54)%	6,511	5,147	1,364	27%
Interest expense	(4,143)	(5,343)	1,200	22%	(17,088)	(15,576)	(1,512)	(10)%
Other income (expense), net	811	(2,492)	3,303	NM	(1,487)	16,826	(18,313)	NM
Net realized and unrealized gain on investments of Consolidated Funds	5,437	35,940	(30,503)	(85)%	26,839	55,263	(28,424)	(51)%
Interest and other income of the Consolidated Funds	93,062	48,181	44,881	93%	250,117	127,999	122,118	95%
Interest expense of Consolidated Funds	(62,763)	(28,127)	(34,636)	(123)%	(163,942)	(86,324)	(77,618)	(90)%
Total other income	38,754	54,149	(15,395)	(28)%	108,920	101,864	7,056	7%
Income before taxes	52,343	88,424	(36,081)	(41)%	165,461	12,916	152,545	NM
Income tax expense (benefit)	5,131	4,552	(579)	(13)%	29,659	(28,459)	(58,118)	NM
Net income	47,212	83,872	(36,660)	(44)%	135,802	41,375	94,427	228%
Less: Net income attributable to non-controlling interests in Consolidated Funds	13,169	18,195	(5,026)	(28)%	23,418	25,403	(1,985)	(8)%
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	18,133	37,839	(19,706)	(52)%	67,301	(20,610)	87,911	NM
Net income attributable to Ares Management, L.P.	15,910	27,838	(11,928)	(43)%	45,083	36,582	8,501	23%
Less: Preferred equity dividend paid	5,425	5,425	—	—%	16,275	16,275	—	—%
Net income attributable to Ares Management, L.P. common shareholders	$10,485	$22,413	(11,928)	(53)%	$28,808	$20,307	8,501	42%

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our consolidated results of operations for the three and nine months ended September 30, 2018 compared to 2017. Additional details behind the fluctuations attributable to a particular segment are included in “—Results of Operations by Segment” for each of the segments.
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Revenues
Management Fees. Total management fees increased by $21.3 million, or 12%, to $204.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Total management fees increased by $52.1 million, or 10%, to $588.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases in total management fees were primarily driven by higher FPAUM for the comparative periods primarily due to capital deployments during the current year periods. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation decreased by $50.6 million, or 61%, to $31.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $395.8 million, or 85%, to $72.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Carried interest allocation for the three and nine months ended September 30, 2018 were principally composed of the following (in millions):

	Three Months Ended September 30, 2018	Primary Drivers	Nine Months Ended September 30, 2018	Primary Drivers
Credit funds	$28.3	Certain European direct lending funds generating returns in excess of their hurdle rates	$69.8	Certain European direct lending funds generating returns in excess of their hurdle rates
Private equity funds	(56.3)	Market depreciation of an Ares Corporate Opportunities Fund III, L.P.'s (“ACOF III”) publicly traded retail portfolio company; offset by market appreciation across multiple Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) portfolio companies	(84.0)
(i) Market depreciation of an ACOF III publicly traded retail portfolio company; (ii) reduction in fair value in an Ares Energy Investors Fund V, L.P. (“EIF V”) portfolio company; (iii) offset by market appreciation across multiple ACOF IV portfolio companies

Real estate funds	59.9	Net market appreciation from properties within certain of our U.S. and E.U. real estate funds	86.8	Net market appreciation from properties within certain of our U.S. and E.U. real estate funds
Carried interest allocation	$31.9		$72.6
Carried interest allocation for the three and nine months ended September 30, 2017 were principally composed of the following (in millions):

	Three Months Ended September 30, 2017	Primary Drivers	Nine Months Ended September 30, 2017	Primary Drivers
Credit funds	$30.6	Certain European direct lending funds generating returns in excess of their hurdle rates	$47.0	Certain European direct lending funds generating returns in excess of their hurdle rates
Private equity funds	30.5	Significant market appreciation in one of ACOF III's publicly traded retail portfolio companies following its initial public offering during the period; Increased fair value in an ACOF IV veterinary portfolio company following a minority sale of the company	355.2
Significant market appreciation in one of ACOF III's publicly traded retail portfolio companies following its initial public offering during the period; Increased fair value in an ACOF IV veterinary portfolio company following a minority sale of the company

Real estate funds	21.4	Net market appreciation from properties within certain of our U.S. and E.U. real estate funds	66.1	Net market appreciation from properties within certain of our U.S. and E.U. real estate funds
Carried interest allocation	$82.5		$468.3

Incentive Fees. Incentive fees decreased by $3.6 million, or 81%, to $0.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased by $1.8 million, or 15%, to $13.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As a result of our adoption of ASC 606, using the modified retrospective approach, we now recognize incentive fee revenue only when the amount is realized and no longer subject to reversal and no longer recognize unrealized incentive fees in revenues subsequent to January 1, 2018. This adoption results in the delayed recognition of unrealized incentive fees until they become realized at the end of the measurement period, which is typically annually. During the three and nine months ended September 30, 2018, incentive fees were realized across our direct lending and credit opportunities funds.
Principal Investment Income (Loss). Principal investment income (loss) decreased by $12.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $46.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decreases were primarily attributable to significant market appreciation in one of ACOF III's publicly traded retail portfolio companies following its initial public offering during the prior year periods followed by decreases in the portfolio company's stock price during the current year periods primarily caused by changes in macroeconomic factors.
Administrative, Transaction and Other Fees. Administrative fees and other fees decreased by $2.5 million, or 19%, to $10.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $5.7 million, or 13%, to $37.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease for the three month comparative periods was primarily driven by fewer transaction-based fees based on loan originations within certain funds in our Credit Group during the current year period. The decrease for the nine month comparative period was primarily due to lower administrative service fees resulting from temporary employees assisting with the integration of ACAS into ARCC during the prior year.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $16.2 million, or 13%, to $145.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $34.3 million, or 9%, to $419.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily driven by merit increases, headcount growth and equity compensation increases for the comparative periods. Equity compensation expense increased by $5.8 million and $15.4 million for the three and nine month comparative periods, respectively. The increases in equity compensation expense were primarily due to additional restricted units awarded as part of bonus and retention programs and new restricted units with a market condition granted during the three months ended September 30, 2018. The new market condition awards were granted to our Chief Executive Officer that will vest only if our stock price achieves certain sustained price levels on or prior to January 1, 2028.
Performance Related Compensation.  Performance related compensation decreased by $41.0 million, or 70%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $330.6 million, or 92%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decreases in performance related compensation is largely correlated with the decreases in carried interest allocation and incentive fees before giving effect to the carried interest allocation and incentive fees earned from our Consolidated Funds eliminated upon consolidation.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $4.1 million, or 9%, to $51.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $10.3 million, or 7%, to $155.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The nine months ended September 30, 2018 included an $11.8 million one-time reimbursement to ARCC for certain rent and utilities for the first quarter of 2018 and the years ended 2017, 2016, 2015 and 2014. Beginning April 1, 2018, we assumed these expenses going forward, resulting in a $1.4 million and $2.9 million increases in occupancy expense for the three and nine month comparative periods, respectively. Professional service fees increased by $2.5 million and $3.6 million for the three and nine month comparative periods, respectively. The increases were primarily driven by our election to change our tax classification from a partnership to a corporation for U.S. income tax purposes, by an increase in operating expenses from a joint venture distribution platform and by an increase in recruiting fees to support our expanding business. Conversely, placement fees decreased by $4.4 million for the nine month comparative periods due to the launch of certain funds within our Credit Group during the prior year periods. Additionally, we made a $2.5 million one-time non-income tax payment during the first quarter of 2017.

Transaction Support Expense. Transaction support expense was a one–time payment of $275.2 million that we made, through our subsidiary Ares Capital Management LLC, to ACAS shareholders during the first quarter of 2017 upon the closing of ARCC’s acquisition of ACAS.

Expenses of the Consolidated Funds. Expenses of the Consolidated Funds decreased by $6.2 million, or 33%, to $12.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease for the three month comparative periods was primarily driven by lower fees related to the issuance of CLO debt that are expensed as incurred by certain of our Consolidated Funds. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. We launched one new consolidated CLO during the three months ended September 30, 2018 compared to the launch of two new consolidated CLOs during the three months ended September 30, 2017.
Expenses of the Consolidated Funds increased by $21.8 million, or 79%, to $49.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase for the nine month comparative period was primarily driven by $37.4 million of expenses from five funds we began consolidating subsequent to September 30, 2017 offset by a reduction in expenses of $15.5 million related to the launch of two new consolidated CLOs during the nine months ended September 30, 2017.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net Realized and Unrealized Gain (Loss) on Investments. Net realized and unrealized gain on investments of the Company increased by $1.3 million to $5.5 million for the three months ended September 30, 2018. Net realized and unrealized gain (loss) on investments of the Company increased by $9.4 million from a loss of $1.5 million for the nine months ended September 30, 2017 to a gain of $8.0 million for the nine months ended September 30, 2018. The increases were primarily attributable to higher net gains on our non-core investments for the comparative periods.
Interest and Dividend Income. Interest and dividend income of the Company decreased by $1.0 million, or 54%, to $0.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Interest and dividend income of the Company increased by $1.4 million, or 27%, to $6.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the second quarter of 2018, we sold $219.3 million of our investments in our CLO securities resulting in a decrease in interest income attributable to CLO securities for the three and nine month comparative periods. This decrease was offset by increases in income generated by our non-core investments for the three and nine month comparative periods.
Interest Expense. Interest expense of the Company decreased by $1.2 million, or 22%, to $4.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased by $1.5 million, or 10%, to $17.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The fluctuations for the comparative periods were primarily driven by borrowings from term loans we entered into subsequent to September 30, 2017 to finance certain investments in CLOs that were subsequently paid off during the second quarter of 2018.
Other Income (Expense), Net. Other income (expense), net changed by $3.3 million from other expense, net of $2.5 million for the three months ended September 30, 2017 to other income, net of $0.8 million for the three months ended September 30, 2018. The change was primarily driven by a $3.1 million increase in transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies. These losses in the prior year period were predominately due to the British pounds sterling and the Euro strengthening against the U.S. dollar partially mitigated by reductions in liabilities denominated in foreign currencies during 2017.
Other income (expense), net changed by $18.3 million from other income, net of $16.8 million for the nine months ended September 30, 2017 to other expense, net of $1.5 million for the nine months ended September 30, 2018. Other expense for the nine months ended September 30, 2018 was primarily composed of $1.7 million of debt extinguishment costs recorded during the second quarter of 2018. Other income for the nine months ended September 30, 2017 was primarily composed of a $20.3 million reversal of a contingent consideration related to the Energy Investors Funds (“EIF”) acquisition that was recorded as a gain during the first quarter of 2017.

Net Realized and Unrealized Gain on Investments of the Consolidated Funds. Net realized and unrealized gain on investments of the Consolidated Funds decreased by $30.5 million, or 85%, to $5.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $28.4 million, or 51%, to $26.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The net gain for the three months ended September 30, 2018 included the following: (i) $7.9 million in net gains primarily attributable to increased market value of certain investments in a commercial finance fund; (ii) $2.4 million in net gains from widely traded bank loans held within our consolidated CLOs primarily driven by market appreciation; offset by (iii) $4.9 million in net losses primarily attributable to lower valuations on certain investments in an Asian corporate private equity fund.
The net gains for the three months ended September 30, 2017 included the following: (i) $15.3 million of net gains from a European direct lending fund primarily due to a strengthened Euro against the U.S. dollar; (ii) $9.9 million of net gains from increased market value of certain investments in an Asian corporate private equity fund; (iii) $4.1 million of net gains from widely traded bank loans held within our consolidated CLOs primarily driven by market appreciation; and (iv) $6.6 million of net gains from increased market value of certain investments in a commercial finance fund.
The net gain for the nine months ended September 30, 2018 included the following: (i) $12.4 million in net gains primarily attributable to increased market value of certain investments in a commercial finance fund; (ii) $10.9 million in net gains primarily attributable to higher valuations on certain investments in an Asian corporate private equity fund; (iii) $18.3 million in net gains from widely traded bank loans held within our consolidated CLOs primarily driven by market appreciation; offset by (iv) $14.8 million net loss in net losses attributable to a European direct lending fund driven by a change in market value of the fund's sole remaining investment.
The net gain for the nine months ended September 30, 2017 included the following: (i) $24.6 million of net gains from a European direct lending fund primarily due to a strengthened Euro against the U.S. dollar; (ii) $12.8 million of net gains from increased market value of certain investments in an Asian corporate private equity fund; (iii) $9.7 million of net gains from increased market value of certain investments in a commercial finance fund; (iv) $6.4 million of net gains from increased market value of certain investments within a certain special opportunities fund; and (v) $1.7 million of net gains from widely traded bank loans held within our consolidated CLOs primarily driven by market appreciation.
Interest and Other Income of the Consolidated Funds. Interest and other income of the Consolidated Funds increased by $44.9 million, or 93%, to $93.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $122.1 million, or 95%, to $250.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily driven by additional interest paying assets from three U.S. CLOs and two European CLOs that we began consolidating subsequent to September 30, 2017 resulting in increases in interest income for the comparative periods.
Interest Expense of the Consolidated Funds. Interest expense of the consolidated funds increased by $34.6 million, or 123%, to $62.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $77.6 million, or 90%, to $163.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily the result of interest expense from the debt issued for three U.S. CLOs and two European CLOs we began consolidating subsequent to September 30, 2017 resulting in increases in interest expense for the comparative periods.
Income Tax Expense (Benefit). Income tax expense increased by $0.6 million to $5.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Income tax expense (benefit) changed by $58.1 million from a tax benefit of $28.5 million for the nine months ended September 30, 2017 to tax expense of $29.7 million for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2018 was primarily driven by a deferred tax liability arising from the embedded net unrealized gains of both carried interest and the investment portfolio that were not previously subject to corporate taxes prior to our election to be taxed as a corporation for U.S. federal income tax purposes effective March 1, 2018. Income tax benefit for the nine months ended September 30, 2017 was primarily driven by pre-tax losses recognized by AHI, a U.S. taxable entity, resulting from the $275.2 million transaction support payment made in connection with ARCC's acquisition of ACAS.

Non-Controlling Interests.  Net income (loss) attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management, L.P. and is allocated based on the weighted average daily ownership of the AOG unitholders.
Net income attributable to non-controlling interests in Ares Operating Group entities decreased by $19.7 million to $18.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net income (loss) attributable to non-controlling interests in Ares Operating Group entities increased from a net loss of $20.6 million for the nine months ended September 30, 2017 to net income of $67.3 million for the nine months ended September 30, 2018. The weighted average daily ownership for non-controlling AOG unitholders was 54.8% and 56.6% for the three and nine months ended September 30, 2018, respectively, compared to 61.3% and 61.5% for the three and nine months ended September 30, 2017, respectively. The decreases in non–controlling ownership were primarily driven by our common share offering of 5,000,000 shares and by an affiliate of Alleghany Corporation's exchange of 12,500,000 of its AOG Units into common shares during the nine months ended September 30, 2018.

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
FRE, RI and Other Measures
The following table sets forth FRE, RI, ENI and PRE by segment for the three and nine months ended September 30, 2018 and 2017. FRE, RI, ENI and PRE are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments (For definitions of each of these non-GAAP financial measures and how they are being used by management, see the Glossary).

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Fee related earnings:
Credit Group	$83,345	$72,099	$11,246	16%	$240,724	$203,314	$37,410	18%
Private Equity Group	25,184	27,851	(2,667)	(10)%	78,979	84,626	(5,647)	(7)%
Real Estate Group	6,382	3,641	2,741	75%	17,473	10,473	7,000	67%
Operations Management Group	(50,494)	(45,612)	(4,882)	(11)%	(150,264)	(140,324)	(9,940)	(7)%
Fee related earnings	$64,417	$57,979	6,438	11%	$186,912	$158,089	28,823	18%
Realized income:
Credit Group	$85,101	$79,293	5,808	7%	$261,879	$222,419	39,460	18%
Private Equity Group	43,427	76,617	(33,190)	(43)%	124,162	149,113	(24,951)	(17)%
Real Estate Group	13,542	6,851	6,691	98%	33,690	16,620	17,070	103%
Operations Management Group	(50,652)	(45,916)	(4,736)	(10)%	(148,186)	(137,467)	(10,719)	(8)%
Realized income	$91,418	$116,845	(25,427)	(22)%	$271,545	$250,685	20,860	8%
Economic net income:
Credit Group	$97,265	$88,408	8,857	10%	$296,250	$230,991	65,259	28%
Private Equity Group	(4,196)	39,818	(44,014)	NM	48,747	198,338	(149,591)	(75)%
Real Estate Group	28,063	14,857	13,206	89%	48,883	43,151	5,732	13%
Operations Management Group	(45,415)	(41,652)	(3,763)	(9)%	(138,718)	(137,140)	(1,578)	(1)%
Economic net income	$75,717	$101,431	(25,714)	(25)%	$255,162	$335,340	(80,178)	(24)%
Performance related earnings:
Credit Group	$13,920	$16,309	(2,389)	(15)%	$55,526	$27,677	27,849	101%
Private Equity Group	(29,380)	11,967	(41,347)	NM	(30,232)	113,712	(143,944)	NM
Real Estate Group	21,681	11,216	10,465	93%	31,410	32,678	(1,268)	(4)%
Operations Management Group	5,079	3,960	1,119	28%	11,546	3,184	8,362	NM
Performance related earnings	$11,300	$43,452	(32,152)	(74)%	$68,250	$177,251	(109,001)	(61)%

NM - Not Meaningful

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to ENI, RI, FRE and PRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to ENI, RI, FRE, and PRE (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Economic net income
Income before taxes	$52,343	$88,424	$165,461	$12,916
Adjustments:
Amortization of intangibles	1,245	3,651	7,817	14,200
Depreciation expense	4,102	3,468	12,417	9,458
Equity compensation expenses	23,940	18,091	67,534	52,097
Acquisition and merger-related expenses	253	2,878	(19)	258,722
Placement fees and underwriting costs	6,194	4,495	9,710	14,317
Offering costs	—	33	3	688
Other expense(1)	3	—	13,561	—
Expense of non-controlling interests in consolidated subsidiaries	819	(216)	2,178	407
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(13,182)	(19,393)	(23,500)	(27,465)
Economic net income	75,717	101,431	255,162	335,340
Unconsolidated performance income - unrealized	37,999	89,423	127,224	(223,467)
Unconsolidated performance related compensation - unrealized	(42,417)	(82,342)	(132,294)	161,791
Unconsolidated net investment income	20,119	8,333	21,453	(22,979)
Realized income	91,418	116,845	271,545	250,685
Unconsolidated performance income - realized	(71,568)	(178,989)	(217,283)	(261,924)
Unconsolidated performance related compensation - realized	60,023	140,979	162,773	199,253
Unconsolidated net investment income	(15,456)	(20,856)	(30,123)	(29,925)
Fee related earnings	$64,417	$57,979	186,912	158,089
Performance related earnings
Economic net income	$75,717	$101,431	$255,162	$335,340
Less: fee related earnings	(64,417)	(57,979)	(186,912)	(158,089)
Performance related earnings	$11,300	$43,452	$68,250	$177,251

(1)
Nine months ended September 30, 2018 includes an $11.8 million payment made to ARCC during the second quarter of 2018 for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

The following table reconciles unconsolidated performance income to our consolidated carried interest allocation and incentive fees reported in accordance with GAAP (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Unconsolidated performance income - realized	$71,568	$178,989	$217,283	$261,924
Performance income - realized earned from Consolidated Funds	—	—	(4,000)	(8,086)
Performance income - realized reclass(1)	—	(981)	(521)	(2,181)
Performance income - realized	71,568	178,008	212,762	251,657
Unconsolidated performance income - unrealized	(37,999)	(89,423)	(127,224)	223,467
Performance income - unrealized earned from Consolidated Funds	—	(1,371)	—	4,327
Performance income - unrealized reclass(1)	(795)	(206)	732	753
Performance income - unrealized	(38,794)	(91,000)	(126,492)	228,547
Total GAAP carried interest allocation and incentive fees	$32,774	$87,008	$86,270	$480,204

(1) Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles unconsolidated net investment income (loss) to our consolidated GAAP other income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Unconsolidated net investment income (loss)(1)	$(4,663)	$12,523	$8,670	$52,904
Net investment income from Consolidated Funds	34,731	54,897	111,710	89,759
Performance income - reclass(2)	795	1,187	(211)	1,428
Principal investment income	7,886	(14,374)	(9,544)	(61,709)
Change in value of contingent consideration	—	(60)	—	20,156
Other non-cash expense	(3)	—	(1,725)	—
Offering costs	—	(33)	(3)	(688)
Other income of non-controlling interests in consolidated subsidiaries	8	9	23	14
Total GAAP other income	$38,754	$54,149	$108,920	$101,864

(1) Comprised of investment income (loss), interest and other investment income, and interest expense.
(2) Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within other (income) expense in the Company’s Condensed Consolidated Statements of Operations.

Results of Operations by Segment
Credit Group
The following table sets forth certain statement of operations data and certain other data of our Credit Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees (includes ARCC Part I Fees of $33,377, $91,660 and $24,036, $76,436 for the three and nine months ended September 30, 2018 and 2017, respectively)	$145,414	$120,178	$25,236	21%	$413,028	$354,179	$58,849	17%
Other fees	3,656	5,668	(2,012)	(35)%	16,263	15,834	429	3%
Compensation and benefits	(54,994)	(46,822)	(8,172)	(17)%	(157,166)	(143,685)	(13,481)	(9)%
General, administrative and other expenses	(10,731)	(6,925)	(3,806)	(55)%	(31,401)	(23,014)	(8,387)	(36)%
Fee Related Earnings	83,345	72,099	11,246	16%	240,724	203,314	37,410	18%
Performance income—realized	1,729	3,296	(1,567)	(48)%	48,472	19,957	28,515	143%
Performance related compensation—realized	(1,113)	(1,466)	353	24%	(27,778)	(8,649)	(19,129)	(221)%
Investment income—realized	1,063	6,206	(5,143)	(83)%	2,429	9,049	(6,620)	(73)%
Interest and other investment income—realized	1,604	2,435	(831)	(34)%	7,828	7,548	280	4%
Interest expense	(1,527)	(3,277)	1,750	53%	(9,796)	(8,800)	(996)	(11)%
Realized income	85,101	79,293	5,808	7%	261,879	222,419	39,460	18%
Performance income—unrealized	26,867	$33,033	(6,166)	(19)%	38,391	41,062	(2,671)	(7)%
Performance related compensation—unrealized	(17,997)	$(19,820)	1,823	9%	(8,062)	(27,357)	19,295	71%
Investment income (loss)—unrealized	2,524	$(1,123)	3,647	NM	3,872	16	3,856	NM
Interest and other investment income—unrealized	770	$(2,975)	3,745	NM	170	(5,149)	5,319	NM
Economic net income	$97,265	$88,408	8,857	10%	$296,250	$230,991	65,259	28%
Performance related earnings	$13,920	$16,309	(2,389)	(15)%	$55,526	$27,677	27,849	101%

NM - Not meaningful

Accrued carried interest and incentive fee receivable for the Credit Group include the following:

	As of September 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
CLOs	$—	$451
CSF	19,912	28,158
ACE II	29,016	24,090
ACE III	59,322	43,595
Other credit funds	68,181	72,210
Total Credit Group	$176,431	$168,504

The following tables present the components of performance income for the Credit Group. The three and nine month periods ended September 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
CLOs	$—	$—	$—	$1,602	$(2,409)	$(807)
CSF	—	(907)	(907)	—	10,104	10,104
ACE II	—	2,994	2,994	—	2,745	2,745
ACE III	—	9,777	9,777	—	9,621	9,621
Other credit funds	1,729	15,003	16,732	1,694	12,972	14,666
Total Credit Group	$1,729	$26,867	$28,596	$3,296	$33,033	$36,329

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
CLOs	$70	$3	$73	$6,485	$(6,896)	$(411)
CSF	—	(8,246)	(8,246)	—	2,686	2,686
ACE II	4,071	5,323	9,394	3,201	5,303	8,504
ACE III	15,361	17,246	32,607	—	21,163	21,163
Other credit funds	28,970	24,065	53,035	10,271	18,806	29,077
Total Credit Group	$48,472	$38,391	$86,863	$19,957	$41,062	$61,019

The following tables present the components of the change in performance income - unrealized for the Credit Group. The three and nine month periods ended September 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
CLOs	$—	$—	$—	$—	$(1,602)	$—	$(807)	$(2,409)
CSF	—	—	(907)	(907)	—	10,104	—	10,104
ACE II	—	2,994	—	2,994	—	2,745	—	2,745
ACE III	—	9,777	—	9,777	—	9,621	—	9,621
Other credit funds	(1,467)	16,488	(18)	15,003	(1,694)	15,701	(1,035)	12,972
Total Credit Group	$(1,467)	$29,259	$(925)	$26,867	$(3,296)	$38,171	$(1,842)	$33,033

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Performance income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
CLOs	$—	$3	$—	$3	$(6,485)	$316	$(727)	$(6,896)
CSF	—	—	(8,246)	(8,246)	—	2,686	—	2,686
ACE II	(4,071)	9,394	—	5,323	(3,201)	8,504	—	5,303
ACE III	(15,361)	32,607	—	17,246	—	21,163	—	21,163
Other credit funds	(11,968)	36,044	(11)	24,065	(10,271)	29,177	(100)	18,806
Total Credit Group	$(31,400)	$78,048	$(8,257)	$38,391	$(19,957)	$61,846	$(827)	$41,062

Credit Group—Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Fee Related Earnings:
Fee related earnings increased by $11.2 million, or 16%, to $83.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $37.4 million, or 18%, to $240.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees
The charts below present Credit Group management fees and effective management fee rates for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):
The increases in management fees attributable to additional capital deployment was $8.3 million and $41.7 million for the three and nine month comparative periods, respectively. The formation of 28 new funds with FPAUM of $8.7 billion subsequent to September 30, 2017 increased management fees by $10.8 million and $19.0 million for the three and nine month comparative periods, respectively. ARCC Part I Fees increased by $9.3 million to $33.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $15.2 million to $91.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases in ARCC Part I fees were primarily due to increased interest income from the growth in the size of its portfolio combined with higher yields from recent increases in LIBOR as well as an increase in capital structuring fees from a greater number of new investment commitments. The increase for the nine month comparative periods was partially offset by a $10 million quarterly ARCC Part I Fee waiver that commenced in the second quarter of 2017. The increases were also offset by the liquidation of 18 funds with FPAUM of $3.0 billion subsequent to September 30, 2017 decreasing management fees by $3.2 million and $17.1 million for the three and nine month comparative periods, respectively.
The effective management fee rate increased from 0.97% and 1.01% for the three and nine months ended September 30, 2017, respectively, to 1.05% and 1.04% for the three and nine months ended September 30, 2018. ARCC Part I Fees' contribution towards the total effective management fee rate of the Credit Group increased from 0.19% and 0.22% for the three and nine months ended September 30, 2017, respectively, to 0.24% and 0.23% for the three and nine months ended September 30, 2018, respectively. The increases in the effective management fee rate for the comparative periods were primarily due to increased ARCC Part I fees and new direct lending funds with higher effective fee rates.
Other Fees. Other fees decreased by $2.0 million, or 35%, to $3.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Other fees increased by $0.4 million, or 3%, to $16.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease for the three month comparative periods was primarily driven by fewer transaction-based fees based on loan originations within certain funds. These fees remained consistent for the nine month comparative periods.
Compensation and Benefits.  Compensation and benefits expenses increased by $8.2 million, or 17%, to $55.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $13.5 million, or 9%, to $157.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily driven by higher compensation expense related to ARCC Part I Fees. Compensation and benefits expenses represented 37.8% and 38.1% of management fees for both the three and nine months ended September 30, 2018, respectively, compared to 39.0% and 40.6% for the three and nine months ended September 30, 2017, respectively.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $3.8 million, or 55%, to $10.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $8.4 million, or 36%, to $31.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily driven by marketing expenses to support expanding distribution and fundraising efforts, including our joint venture distribution platform. Additionally, occupancy costs increased by $0.9 million and $1.4 million related to costs previously paid by ARCC for certain rent and utilities for the three and nine months ended September 30, 2018, respectively, that we expect to continue.
Realized Income:
The table below provides the components of realized income for the Credit Group for the three and nine months ended September 30, 2018 and 2017 (Dollars in millions):

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
FRE	$83.3	$72.1	$11.2	16%	$240.7	$203.3	$37.4	18%
Net performance income—realized	0.6	1.8	(1.2)	(66)%	20.7	11.3	9.4	83%
Net investment income—realized	1.1	5.4	(4.3)	(79)%	0.5	7.8	(7.3)	(94)%
Realized income	$85.0	$79.3	5.7	7%	$261.9	$222.4	39.5	18%

Realized income for the three and nine months ended September 30, 2018 and 2017 was primarily attributable to FRE for the respective periods as a result of the activity described above. Net realized performance income for the three and nine months ended September 30, 2018 and 2017 was primarily attributable to distributions generated within certain direct lending funds that are generating returns in excess of their hurdle rates. Net realized investment income for the three and nine months ended September 30, 2018 and 2017 was primarily attributable to realized gains from our syndicated loan funds.
Performance Related Earnings:
Performance related earnings decreased by $2.4 million, or 15%, to $13.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased by $27.8 million, or 101%, to $55.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Performance related earnings were impacted by fluctuations of the following components:
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
Net performance income decreased by $5.6 million to $9.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. $4.4 million of the decrease in net performance income was attributable to a certain diversified credit fund, in which the underlying assets recognized higher accretion in the prior year period. An additional $2.1 million of the decrease was primarily driven by the difference in timing of recognizing incentive fees in the comparative periods as result of our adoption of ASC 606. We now recognize incentive fee revenue only when the amount is realized and no longer subject to reversal and no longer recognize unrealized incentive fees in revenues subsequent to January 1, 2018. This adoption results in the delayed recognition of unrealized incentive fees until they become realized at the end of the measurement period, which is typically annually. These decreases were offset by $1.8 million of net performance income attributable to a certain new European direct lending fund generating returns in excess its hurdle rate.
Net performance income increased by $26.0 million to $51.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily driven by an increased capital base of certain direct lending funds generating returns in excess of their hurdle rates for the comparative periods. Net performance income for the nine month period ended September 30, 2018 included a $13.7 million expense reduction from the reversal of unrealized performance related compensation payable balance at December 31, 2017. During the first quarter of 2018 we determined that the liability balance as of December 31, 2017 was no longer probable of payment based on the terms of the payment arrangement as payment is not required until revenue is realized.
Net Investment Income (Loss). Net investment income (loss) includes realized and unrealized investment income (loss) and realized and unrealized interest and other investment income (loss), net of interest expense.
Net investment income increased by $3.2 million to $4.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $1.8 million to $4.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily due to higher market appreciation across our credit portfolio for both comparative periods.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $8.9 million, or 10%, to $97.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $65.3 million, or 28%, to $296.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the fluctuations described above.

Credit Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the three months ended September 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 6/30/2018	$17,627	$4,381	$2,931	$5,753	$36,838	$19,328	$86,858
Net new par/ equity commitments	65	68	1	(626)	2,284	1,826	3,618
Net new debt commitments	1,082	—	—	—	532	290	1,904
Distributions	(126)	(76)	(132)	(75)	(775)	(350)	(1,534)
Change in fund value	39	76	42	46	352	100	655
Balance at 9/30/2018	$18,687	$4,449	$2,842	$5,098	$39,231	$21,194	$91,501
Average AUM(1)	$18,157	$4,415	$2,887	$5,426	$38,035	$20,261	$89,181

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 6/30/2017	$16,589	$4,502	$3,351	$4,511	$27,727	$10,767	$67,447
Net new par/ equity commitments	165	359	12	55	1,383	650	2,624
Net new debt commitments	1,668	—	—	—	935	—	2,603
Distributions	(1,382)	(349)	(73)	(54)	(1,257)	(197)	(3,312)
Change in fund value	125	108	69	81	228	504	1,115
Balance at 9/30/2017	$17,165	$4,620	$3,359	$4,593	$29,016	$11,724	$70,477
Average AUM(1)	$16,877	$4,561	$3,355	$4,552	$28,372	$11,246	$68,963

(1)	Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of AUM for the Credit Group for the nine months ended September 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending(2)	Total Credit Group
Balance at 12/31/2017	$16,530	$4,630	$3,333	$4,791	$30,640	$11,808	$71,732
Net new par/ equity commitments	195	268	40	348	6,065	9,161	16,077
Net new debt commitments	2,656	—	—	—	3,457	536	6,649
Distributions	(706)	(530)	(604)	(152)	(2,105)	(573)	(4,670)
Change in fund value	12	81	73	111	1,174	262	1,713
Balance at 9/30/2018	$18,687	$4,449	$2,842	$5,098	$39,231	$21,194	$91,501
Average AUM(1)	$17,564	$4,511	$3,067	$5,137	$35,317	$16,255	$81,851

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
Balance at 12/31/2016	$17,260	$4,978	$3,304	$4,254	$21,110	$9,560	$60,466
Acquisitions	—	—	—	—	3,605	—	3,605
Net new par/ equity commitments	685	470	(16)	224	4,754	864	6,981
Net new debt commitments	2,958	—	—	—	1,809	571	5,338
Distributions	(4,098)	(1,115)	(102)	(167)	(2,816)	(669)	(8,967)
Change in fund value	360	287	173	282	554	1,398	3,054
Balance at 9/30/2017	$17,165	$4,620	$3,359	$4,593	$29,016	$11,724	$70,477
Average AUM(1)	$16,944	$4,698	$3,345	$4,405	$26,037	$10,477	$65,906

(1)	Represents the quarterly average of beginning and ending balances.

(2)	Includes $7.6 billion related to ACE IV which had its final close in July 2018.

Credit Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the three months ended September 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2018	$17,144	$4,380	$2,369	$3,432	$18,633	$7,378	$53,336
Commitments	1,177	68	1	—	21	—	1,267
Subscriptions/deployment/increase in leverage	—	—	16	283	739	1,772	2,810
Redemptions/distributions/decrease in leverage	(121)	(76)	(55)	(175)	(615)	(562)	(1,604)
Change in fund value	51	76	38	35	(162)	59	97
FPAUM Balance at 9/30/2018	$18,251	$4,448	$2,369	$3,575	$18,616	$8,647	$55,906
Average FPAUM(1)	$17,698	$4,414	$2,369	$3,504	$18,625	$8,013	$54,623

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2017	$15,062	$4,503	$2,797	$3,414	$15,045	$5,688	$46,509
Commitments	2,022	321	—	60	31	—	2,434
Subscriptions/deployment/increase in leverage	—	38	13	131	665	382	1,229
Redemptions/distributions/decrease in leverage	(1,336)	(349)	(31)	(244)	(279)	(115)	(2,354)
Change in fund value	129	108	64	66	192	257	816
Change in fee basis	—	—	—	—	—	(12)	(12)
FPAUM Balance at 9/30/2017	$15,877	$4,621	$2,843	$3,427	$15,654	$6,200	$48,622
Average FPAUM(1)	$15,470	$4,562	$2,820	$3,421	$15,350	$5,944	$47,567

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Credit Group for the nine months ended September 30, 2018 and 2017 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2017	$15,251	$4,629	$2,809	$3,434	$16,869	$6,458	$49,450
Commitments	3,602	256	4	95	95	30	4,082
Subscriptions/deployment/increase in leverage	—	12	41	432	3,113	3,128	6,726
Redemptions/distributions/decrease in leverage	(687)	(527)	(554)	(464)	(1,751)	(955)	(4,938)
Change in fund value	89	81	69	78	290	(14)	593
Change in fee basis	(4)	(3)	—	—	—	—	(7)
FPAUM Balance at 9/30/2018	$18,251	$4,448	$2,369	$3,575	$18,616	$8,647	$55,906
Average FPAUM(1)	$16,560	$4,509	$2,542	$3,489	$18,069	$7,390	$52,559

	Syndicated Loans	High Yield	Credit Opportunities	Structured Credit	U.S. Direct Lending	E.U. Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2016	$15,998	$4,978	$2,705	$3,128	$11,292	$4,608	$42,709
Acquisitions	—	—	—	—	2,789	—	2,789
Commitments	3,545	418	4	140	112	—	4,219
Subscriptions/deployment/increase in leverage	—	52	55	278	1,830	1,296	3,511
Redemptions/distributions/decrease in leverage	(3,966)	(1,115)	(80)	(375)	(890)	(430)	(6,856)
Change in fund value	300	288	159	256	521	513	2,037
Change in fee basis	—	—	—	—	—	213	213
FPAUM Balance at 9/30/2017	$15,877	$4,621	$2,843	$3,427	$15,654	$6,200	$48,622
Average FPAUM(1)	$15,625	$4,699	$2,782	$3,286	$14,066	$5,426	$45,884

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of September 30, 2018 and 2017 (in millions):

AUM: $91,501	AUM: $70,477

(1) Includes $6.7 billion and $5.7 billion of AUM of funds for which we indirectly earn management fees as of September 30, 2018 and 2017, respectively.

The charts below present FPAUM for the Credit Group by its fee basis as of September 30, 2018 and 2017 (in millions):

FPAUM: $55,906	FPAUM: $48,622

Credit Group—Fund Performance Metrics as of September 30, 2018
The Credit Group managed 155 funds as of September 30, 2018 across the liquid and illiquid credit strategies. ARCC contributed approximately 53% of the Credit Group’s total management fees for the nine months ended September 30, 2018. In addition to ARCC, four significant funds contributed approximately 8% of the Credit Group’s management fees for the nine months ended September 30, 2018. Our significant non-drawdown funds are ARCC; one sub-advised fund; and one separately managed account over which we exercise sole investment discretion. Our significant drawdown funds are Ares Capital Europe II, L.P. (“ACE II”), a 2013 vintage commingled fund; and Ares Capital Europe III, L.P. (“ACE III”), a 2015 vintage commingled fund, both of which focus on direct lending to European middle market companies.
The following table presents the performance data for our significant non-drawdown funds in the Credit Group:

		As of September 30, 2018
			Returns(%)(1)
	Year of	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund	Inception	(in millions)	Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$15,055	N/A	2.9	N/A	10.2	N/A	11.9	U.S. Direct Lending
Sub-advised Client A(4)	2007	621	1.8	1.7	2.0	1.7	7.6	7.2	High Yield
Separately Managed Account Client B(4)	2016	728	1.8	1.7	0.8	0.5	5.0	4.6	High Yield

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

(4)	Gross returns do not reflect the deduction of management fees or any other expenses. Net returns are calculated by subtracting the applicable management fee from the gross returns on a monthly basis.
The following table presents the performance data of our significant drawdown funds:

			As of September 30, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACE II(7)	2013	$1,268	$1,216	$967	$740	$543	$1,283	1.4x	1.3x	10.3	7.6	E.U. Direct Lending
ACE III(8)	2015	5,064	2,822	2,544	221	2,768	2,989	1.2x	1.2x	16.7	12.6	E.U. Direct Lending

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

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

(4)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance income. The net MoIC is after giving effect to management fees, performance income as applicable and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

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

(7)
ACE II is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and gross and net MoIC presented in the chart are for the U.S. dollar denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the Euro denominated feeder fund are 12.1% and 9.1%, respectively. The gross and net MoIC for the Euro denominated feeder fund are 1.5x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate. The variance between the gross and net MoICs and the net IRRs for the U.S. dollar denominated and Euro denominated feeder funds is driven by the U.S. GAAP mark-to-market reporting of the foreign currency hedging program in the U.S. dollar denominated feeder fund. The feeder fund will be holding the foreign currency hedges until maturity, and therefore is expected to ultimately recognize a gain while mitigating the currency risk associated with the initial principal investments.

(8)
ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the Euro denominated feeder fund as that is the larger of the two feeders. The gross and net IRR for the U.S. dollar denominated feeder fund are 16.0% and 12.0%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.2x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group
The following table sets forth certain statement of operations data and certain other data of our Private Equity Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees	$48,287	$51,313	$(3,026)	(6)%	$147,492	$147,559	$(67)	—%
Other fees	206	449	(243)	(54)%	883	1,127	(244)	(22)%
Compensation and benefits	(17,443)	(19,256)	1,813	9%	(55,314)	(50,862)	(4,452)	(9)%
General, administrative and other expenses	(5,866)	(4,655)	(1,211)	(26)%	(14,082)	(13,198)	(884)	(7)%
Fee Related Earnings	25,184	27,851	(2,667)	(10)%	78,979	84,626	(5,647)	(7)%
Performance income—realized	52,729	173,304	(120,575)	(70)%	137,542	238,084	(100,542)	(42)%
Performance related compensation—realized	(42,045)	(138,657)	96,612	70%	(109,916)	(189,571)	79,655	42%
Investment income—realized	8,104	14,268	(6,164)	(43)%	17,791	17,564	227	1%
Interest and other investment income—realized	1,032	1,080	(48)	(4)%	4,011	2,549	1,462	57%
Interest expense	(1,577)	(1,229)	(348)	(28)%	(4,245)	(4,139)	(106)	(3)%
Realized income	43,427	76,617	(33,190)	(43)%	124,162	149,113	(24,951)	(17)%
Performance income—unrealized	(109,024)	(142,822)	33,798	24%	(221,563)	118,162	(339,725)	NM
Performance related compensation—unrealized	87,086	114,395	(27,309)	(24)%	175,304	(95,131)	270,435	NM
Investment income (loss)—unrealized	(25,725)	(8,421)	(17,304)	(205)%	(29,585)	25,479	(55,064)	NM
Interest and other investment income—unrealized	40	49	(9)	(18)%	429	715	(286)	(40)%
Economic net income	$(4,196)	$39,818	(44,014)	NM	$48,747	$198,338	(149,591)	(75)%
Performance related earnings	$(29,380)	$11,967	(41,347)	NM	$(30,232)	$113,712	(143,944)	NM

NM - Not meaningful
Accrued carried interest for the Private Equity Group includes the following:

	As of September 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
ACOF III	$365,731	$570,578
ACOF IV	219,711	217,354
EIF V	—	16,215
Other funds	8,402	11,260
Total Private Equity Group	$593,844	$815,407

Performance income for the Private Equity Group includes the following:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
ACOF III	$52,729	$(145,262)	$(92,533)	$15,588	$3,239	$18,827
ACOF IV	—	35,507	35,507	157,716	(146,013)	11,703
EIF V	—	—	—	—	1,399	1,399
Other funds	—	731	731	—	(1,447)	(1,447)
Total Private Equity Group	$52,729	$(109,024)	$(56,295)	$173,304	$(142,822)	$30,482

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
ACOF III	$135,938	$(204,846)	$(68,908)	$19,851	$186,765	$206,616
ACOF IV	1,604	2,357	3,961	213,569	(49,987)	163,582
EIF V	—	(16,215)	(16,215)	—	(1,040)	(1,040)
Other funds	—	(2,859)	(2,859)	4,664	(17,576)	(12,912)
Total Private Equity Group	$137,542	$(221,563)	$(84,021)	$238,084	$118,162	$356,246

The following tables present the components of the change in performance income - unrealized for the Private Equity Group:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
ACOF III	$(52,729)	$—	$(92,533)	$(145,262)	$(15,588)	$18,827	$—	$3,239
ACOF IV	—	35,507	—	35,507	(157,716)	11,703	—	(146,013)
EIF V	—	—	—	—	—	1,399	—	1,399
Other funds	—	731	—	731	—	11	(1,458)	(1,447)
Total Private Equity Group	$(52,729)	$36,238	$(92,533)	$(109,024)	$(173,304)	$31,940	$(1,458)	$(142,822)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
ACOF III	$(135,938)	$—	$(68,908)	$(204,846)	$(19,851)	$206,616	$—	$186,765
ACOF IV	(1,604)	3,961	—	2,357	(213,569)	163,582	—	(49,987)
EIF V	—	—	(16,215)	(16,215)	—	—	(1,040)	(1,040)
Other funds	—	1,628	(4,487)	(2,859)	(4,664)	1,013	(13,925)	(17,576)
Total Private Equity Group	$(137,542)	$5,589	$(89,610)	$(221,563)	$(238,084)	$371,211	$(14,965)	$118,162

Private Equity Group—Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Fee Related Earnings:
Fee related earnings decreased by $2.7 million, or 10%, to $25.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $5.6 million, or 7%, to $79.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees
The charts below present Private Equity Group management fees and effective management fee rates for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):
The decrease in management fees for the three month comparative periods was primarily driven by monetizations and distributions from certain infrastructure and power funds and from ACOF III subsequent to September 30, 2017 resulting in a $4.2 million decrease in management fees for the three month comparative periods. These funds are no longer in their reinvestment periods as such management fees are based on invested capital and will continue to decrease as investments are monetized. Conversely, capital deployment in Ares Special Situations Fund IV, L.P. (“SSF IV”) increased its fee basis and management fees by $0.9 million for the three month comparative periods.
The increase for the nine month comparative periods was primarily driven by an $18.5 million increase in management fees attributable to Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), which began generating fees in March 2017. Capital deployment in SSF IV increased its fee basis, which generated additional management fees of $3.3 million for the nine month comparative periods. Conversely, management fees from ACOF IV decreased by $8.9 million for the nine month comparative periods due to a reduced fee rate and change in fee basis in connection with the launch of ACOF V. Monetizations and distributions of certain infrastructure and power funds and ACOF III subsequent to September 30, 2017 resulted in a $7.4 million decrease in management fees for the nine month comparative periods. Additionally, $5.8 million of one-time catch-up fees related to the final closings of EIF V were recognized during the nine months ended September 30, 2017.
The effective management fee rate, excluding the effect of one-time catch-up fees, decreased from 1.19% and 1.20% for the three and nine months ended September 30, 2017 to 1.18% and 1.19% for the three and nine months ended September 30, 2018. The decreases for the comparative periods were primarily the result of a reduced fee rate on ACOF IV's invested capital.
Compensation and Benefits.  Compensation and benefits expenses decreased by $1.8 million, or 9%, to $17.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily driven by a reduction in incentive compensation for the comparative periods.
Compensation and benefits expenses increased by $4.5 million, or 9%, to $55.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to additional headcount to expand our capabilities within the special opportunities strategy and to support an increasing asset base and pool of investments within our corporate opportunities strategy. Compensation and benefits expenses represented 36.1% and 37.5% of management fees for the three and nine months ended September 30, 2018 compared to 37.5% and 34.5% for the three and nine months ended September 30, 2017.

Realized Income:
The table below provides the components of realized income for the Private Equity Group for the three and nine months ended September 30, 2018 and 2017 (Dollars in millions):

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
FRE	$25.2	$27.9	$(2.7)	(10)%	$79.0	$84.6	$(5.6)	(7)%
Net performance income—realized	10.7	34.6	(23.9)	(69)%	27.6	48.5	(20.9)	(43)%
Net investment income—realized	7.6	14.1	(6.5)	(46)%	17.6	16.0	1.6	10%
Realized income	$43.5	$76.6	(33.1)	(43)%	$124.2	$149.1	(24.9)	(17)%

Realized income for the three and nine months ended September 30, 2018 and 2017 was primarily attributable to FRE for the respective periods as a result of the activity described above and net realized performance income. Net realized performance income and net realized investment income for the three and nine months ended September 30, 2018 were primarily attributable to realizations and related distributions from ACOF III's partial sale of its position in a publicly traded retail portfolio company. Net realized performance income and net realized investment income for the three and nine months ended September 30, 2017 were primarily attributable to realizations and related distributions from monetizations of multiple investments held within ACOF IV.
Performance Related Earnings:
Performance related earnings decreased by $41.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $143.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Performance related earnings were impacted by fluctuations of the following components:
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
Net performance income decreased by $17.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $90.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Net performance income for the three months ended September 30, 2018 included an $18.5 million reversal of net performance income due to market depreciation of one of ACOF III’s publicly traded retail portfolio companies; offset by $7.2 million of net performance income due to market appreciation of certain of ACOF IV’s portfolio companies. Net performance income for the nine months ended September 30, 2018 included: (i) $13.8 million reversal of net performance income due to market depreciation of one of ACOF III’s publicly traded retail portfolio companies; (ii) $4.9 million reversal of net performance income attributable to EIF V primarily due to a reduction in fair value of one of its portfolio companies.
Net performance income for the three and nine months ended September 30, 2017 included: (i) $3.8 million and $41.3 million, respectively, of net performance income attributable to ACOF III primarily due to significant market appreciation of one of its publicly traded retail portfolio companies following the company's initial public offering; and (ii) $2.3 million and $32.7 million, respectively, of net performance income attributable to ACOF IV primarily due to an increased fair value of one of its veterinary portfolio companies following a minority sale of the company.
Net Investment Income (Loss).  Net investment income (loss) includes realized and unrealized investment income (loss) and realized and unrealized interest and other investment income (loss), net of interest expense.
Net investment income (loss) decreased by $23.9 million from net investment income of $5.7 million for the three months ended September 30, 2017 to net investment loss of $18.1 million for the three months ended September 30, 2018. Net investment income (loss) decreased by $53.8 million from net investment income of $42.2 million for the nine months ended September 30, 2017 to net investment loss of $11.6 million for the nine months ended September 30, 2018.

Net investment loss for the three months ended September 30, 2018 was principally composed of: (i) $14.2 million of net losses attributable to our investment in ACOF III primarily due to market depreciation of one of the fund’s publicly traded retail portfolio companies; (ii) $6.3 million of net losses attributable to our investment in a certain corporate opportunities fund; offset by (iii) $1.6 million of net gains attributable to our investment in ACOF IV primarily due to market appreciation across multiple portfolio companies.
Net investment loss for the nine months ended September 30, 2018 was principally composed of: (i) $12.1 million of net losses attributable to our investment in ACOF III primarily due to market depreciation of the fund’s publicly traded retail portfolio companies; (ii) $7.4 million of net losses attributable to our investment in a certain corporate opportunities fund; (iii) $3.5 million of net losses attributable to our investment in EIF V primarily due to a reduction in fair value of one of its portfolio companies; offset by (iv) $8.8 million of net gains attributable to our investment in our Asian corporate private equity fund primarily due to an increased valuation as a result of a recent round of fundraising of one the fund's portfolio companies; and (v) $2.0 million of net gains attributable to our investment in SSF IV due to market appreciation of several of the fund's investments.
Net investment income for the three months ended September 30, 2017 was primarily attributable to our investment in our Asian corporate private equity fund primarily due to market appreciation of one of the fund's publicly traded consumer products portfolio companies. Net investment income for the nine months ended September 30, 2017 was primarily attributable to: (i) $30.7 million of net gains from our investment in ACOF III primarily due to market appreciation of one of the fund’s publicly traded retail portfolio companies following the company's initial public offering during the period; (ii) $8.8 million of net gains from our investment in our Asian corporate private equity fund primarily due to market appreciation of one of the fund's publicly traded manufacturing portfolio companies; and (iii) $1.6 million of net gains attributable to our investments in certain of our special opportunities funds due to market appreciation of several of the funds' underlying investments.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $44.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $149.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as a result of the fluctuations described above.

Private Equity Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the three months ended September 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
Balance at 6/30/2018	$18,086	$3,983	$1,533	$23,602
Net new debt commitments	—	—	100	100
Distributions	(312)	(204)	(7)	(523)
Change in fund value	(291)	75	28	(188)
Balance at 9/30/2018	$17,483	$3,854	$1,654	$22,991
Average AUM(1)	$17,785	$3,919	$1,594	$23,298

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
Balance at 6/30/2017	$19,470	$4,726	$1,574	$25,770
Net new equity commitments	—	—	—	—
Distributions	(1,299)	(46)	(28)	(1,373)
Change in fund value	211	(60)	27	178
Balance at 9/30/2017	$18,382	$4,620	$1,573	$24,575
Average AUM(1)	$18,926	$4,673	$1,574	$25,173

(1)	Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the nine months ended September 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
Balance at 12/31/2017	$18,557	$4,423	$1,550	$24,530
Net new equity commitments	13	350	—	363
Net new debt commitments	—	—	100	100
Distributions	(821)	(966)	(56)	(1,843)
Change in fund value	(266)	47	60	(159)
Balance at 9/30/2018	$17,483	$3,854	$1,654	$22,991
Average AUM(1)	$18,214	$4,080	$1,563	$23,857

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
Balance at 12/31/2016	$18,162	$5,143	$1,736	$25,041
Net new equity commitments	23	300	—	323
Distributions	(1,852)	(655)	(169)	(2,676)
Change in fund value	2,049	(168)	6	1,887
Balance at 9/30/2017	$18,382	$4,620	$1,573	$24,575
Average AUM(1)	$18,600	$4,766	$1,645	$25,011

(1)	Represents the quarterly average of beginning and ending balances.

Private Equity Group—Fee Paying AUM

The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the three months ended September 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
FPAUM Balance at 6/30/2018	$12,127	$3,517	$945	$16,589
Subscriptions/deployment/increase in leverage	—	—	215	215
Redemptions/distributions/decrease in leverage	(13)	(53)	(4)	(70)
Change in fund value	(4)	—	—	(4)
Change in fee basis	—	—	(106)	(106)
FPAUM Balance at 9/30/2018	$12,110	$3,464	$1,050	$16,624
Average FPAUM(1)	$12,119	$3,491	$998	$16,608

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
FPAUM Balance at 6/30/2017	$12,437	$4,081	$774	$17,292
Commitments	—	—	—	—
Subscriptions/deployment/increase in leverage	40	28	18	86
Redemptions/distributions/decrease in leverage	(352)	(8)	(142)	(502)
Change in fund value	—	(61)	(6)	(67)
Change in fee basis	(25)	—	—	(25)
FPAUM Balance at 9/30/2017	$12,100	$4,040	$644	$16,784
Average FPAUM(1)	$12,269	$4,061	$709	$17,039

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Private Equity Group for the nine months ended September 30, 2018 and 2017 (in millions):

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2017	$12,073	$4,019	$766	$16,858
Commitments	13	350	—	363
Subscriptions/deployment/increase in leverage	123	34	432	589
Redemptions/distributions/decrease in leverage	(93)	(939)	(54)	(1,086)
Change in fund value	(6)	—	12	6
Change in fee basis	—	—	(106)	(106)
FPAUM Balance at 9/30/2018	$12,110	$3,464	$1,050	$16,624
Average FPAUM(1)	$12,104	$3,659	$922	$16,685

	Corporate Private Equity	Private Equity - EIF	Special Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2016	$6,454	$4,232	$628	$11,314
Commitments	7,622	300	—	7,922
Subscriptions/deployment/increase in leverage	449	197	277	923
Redemptions/distributions/decrease in leverage	(873)	(340)	(207)	(1,420)
Change in fund value	—	(349)	(54)	(403)
Change in fee basis	(1,552)	—	—	(1,552)
FPAUM Balance at 9/30/2017	$12,100	$4,040	$644	$16,784
Average FPAUM(1)	$10,928	$4,055	$661	$15,644

(1)	Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of September 30, 2018 and 2017 (in millions):

AUM: $22,991	AUM: $24,575

The charts below present FPAUM for the Private Equity Group by its fee basis as of September 30, 2018 and 2017 (in millions):

FPAUM: $16,624	FPAUM: $16,784

Private Equity Group—Fund Performance Metrics as of September 30, 2018
The Private Equity Group managed 22 commingled funds and related co-investment vehicles as of September 30, 2018. ACOF III, ACOF IV, ACOF V, SSF IV, USPF IV and EIF V, each considered a significant fund, combined for approximately 94% of the Private Equity Group’s management fees for the nine months ended September 30, 2018. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. Our special opportunities funds invest opportunistically across a broad spectrum of distressed or mispriced investments. Our infrastructure and power funds focus on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. ACOF III, ACOF IV and USPF IV are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V, SSF IV and EIF V are in deployment mode. We do not present fund performance metrics for significant funds with less than two years of historical information, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one year anniversary of the fund's first investment or (ii) such time the fund is 50% or more invested.
The following table presents the performance data for our significant funds in the Private Equity Group, all of which are drawdown funds:

			As of September 30, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACOF III	2008	$3,412	$3,510	$3,867	$6,956	$3,110	$10,066	2.6x	2.2x	29.6	21.1	Corporate Private Equity
USPF IV	2010	1,658	1,688	1,953	1,108	1,522	2,630	1.3x	1.3x	9.7	6.3	Infrastructure and Power
ACOF IV	2012	5,479	4,700	4,106	2,528	4,615	7,143	1.7x	1.5x	20.3	13.5	Corporate Private Equity
EIF V	2015	795	801	656	192	553	745	1.1x	1.0x	14.9	7.6	Infrastructure and Power
SSF IV(7)	2015	1,493	1,515	1,990	872	1,030	1,902	1.0x	0.9x	(4.6)	(6.3)	Special Opportunities
ACOF V	2017	7,852	7,850	3,085	130	3,205	3,335	1.1x	1.0x	NA	NA	Corporate Private Equity

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, performance fees as applicable and other expenses.

(4)
The net MoIC for the infrastructure and power, and special opportunities funds is calculated at the fund-level. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, performance fees as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. For ASSF IV, cash flows used in the gross IRR calculation are based on the actual dates of the cash flows. For all other funds, cash flows are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, performance income as applicable, and other expenses.

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance fees. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance fees as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have generally been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
In January 2017, a new team assumed portfolio management of SSF IV. In addition to presenting the cumulative performance measure by SSF IV, we have also adopted a new performance measurement called “SSF IV 2.0”.  SSF IV 2.0 is a subset of SSF IV positions and is intended to provide insight into the new team’s cumulative investment performance. SSF IV 2.0 investments represent (i) existing and re-underwritten positions by the new team on January 1, 2017 and (ii) all new investments made by the new team since January 1, 2017. As part of the re-underwriting process, each liquid investment in the SSF IV portfolio was evaluated and a determination was made whether to continue to hold such investment in the SSF IV portfolio or dispose of such investment. At the same time, legacy illiquid investments have been excluded from the SSF IV 2.0 track record as it was not possible to dispose of such investments in the near-term due to their private, illiquid nature. Since January 2017, SSF IV 2.0 has generated gross and net (realized and unrealized) internal rates of return of 15.4% and 10.7%, respectively, through September 30, 2018.

Real Estate Group
The following table sets forth certain statement of operations data and certain other data of our Real Estate Group segment for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Management fees	$19,961	$17,137	$2,824	16%	$52,272	$49,231	$3,041	6%
Other fees	10	27	(17)	(63)%	20	37	(17)	(46)%
Compensation and benefits	(10,733)	(11,398)	665	6%	(27,140)	(30,848)	3,708	12%
General, administrative and other expenses	(2,856)	(2,125)	(731)	(34)%	(7,679)	(7,947)	268	3%
Fee Related Earnings	6,382	3,641	2,741	75%	17,473	10,473	7,000	67%
Performance income—realized	17,110	2,389	14,721	NM	31,269	3,883	27,386	NM
Performance related compensation—realized	(16,865)	(856)	(16,009)	NM	(25,079)	(1,033)	(24,046)	NM
Investment income—realized	6,846	1,997	4,849	243%	9,946	4,153	5,793	139%
Interest and other investment income—realized	486	76	410	NM	1,370	401	969	242%
Interest expense	(417)	(396)	(21)	(5)%	(1,289)	(1,257)	(32)	(3)%
Realized income	13,542	6,851	6,691	98%	33,690	16,620	17,070	103%
Performance income—unrealized	44,158	20,366	23,792	117%	55,948	64,243	(8,295)	(13)%
Performance related compensation—unrealized	(26,672)	(12,233)	(14,439)	(118)%	(34,948)	(39,303)	4,355	11%
Investment income (loss)—unrealized	(2,920)	(767)	(2,153)	(281)%	(4,677)	(77)	(4,600)	NM
Interest and other investment income (loss)—unrealized	(45)	640	(685)	NM	(1,130)	1,668	(2,798)	NM
Economic net income	$28,063	$14,857	13,206	89%	$48,883	$43,151	5,732	13%
Performance related earnings	$21,681	$11,216	10,465	93%	$31,410	$32,678	(1,268)	(4)%

NM - Not Meaningful
Accrued carried interest and incentive fee receivable for the Real Estate Group include the following:

	As of September 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
US VIII	$43,251	$32,940
EF IV	64,425	50,801
Other real estate funds	69,316	37,528
Subtotal	176,992	121,269
Other fee generating funds(1)	14,108	15,362
Total Real Estate Group	$191,100	$136,631

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of performance income for the Real Estate Group. The three and nine month periods ended September 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
US VIII	$—	$5,545	$5,545	$—	$6,819	$6,819
EF IV	—	12,520	12,520	—	8,094	8,094
Other real estate funds	17,110	25,299	42,409	1,408	5,248	6,656
Subtotal	17,110	43,364	60,474	1,408	20,161	21,569
Other fee generating funds(1)	—	794	794	981	205	1,186
Total Real Estate Group	$17,110	$44,158	$61,268	$2,389	$20,366	$22,755

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Realized	Unrealized	Total	Realized	Unrealized	Total
	(Dollars in thousands)
US VIII	$—	$10,310	$10,310	$—	$14,953	$14,953
EF IV	12,396	13,624	26,020	—	36,149	36,149
Other real estate funds	18,352	32,746	51,098	1,702	13,895	15,597
Subtotal	30,748	56,680	87,428	1,702	64,997	66,699
Other fee generating funds(1)	521	(732)	(211)	2,181	(754)	1,427
Total Real Estate Group	$31,269	$55,948	$87,217	$3,883	$64,243	$68,126

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following tables present the components of the change in performance income - unrealized for the Real Estate Group. The three and nine month periods ended September 30, 2017 include unrealized incentive fees, which are no longer recognized following our adoption of the new revenue recognition standard.

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
US VIII	$—	$5,545	$—	$5,545	$—	$6,819	$—	$6,819
EF IV	—	12,520	—	12,520	—	8,094	—	8,094
Other real estate funds	—	25,299	—	25,299	(1,408)	6,887	(231)	5,248
Subtotal	—	43,364	—	43,364	(1,408)	21,800	(231)	20,161
Other fee generating funds(1)	—	865	(71)	794	(981)	1,186	—	205
Total Real Estate Group	$—	$44,229	$(71)	$44,158	$(2,389)	$22,986	$(231)	$20,366

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized	Performance Income - Realized	Increases	Decreases	Performance Income - Unrealized
	(Dollars in thousands)
US VIII	$—	$10,310	$—	$10,310	$—	$14,953	$—	$14,953
EF IV	(12,396)	26,020	—	13,624	—	36,149	—	36,149
Other real estate funds	(1,242)	34,180	(192)	32,746	(1,702)	16,137	(540)	13,895
Subtotal	(13,638)	70,510	(192)	56,680	(1,702)	67,239	(540)	64,997
Other fee generating funds(1)	(521)	1,108	(1,319)	(732)	(2,181)	1,987	(560)	(754)
Total Real Estate Group	$(14,159)	$71,618	$(1,511)	$55,948	$(3,883)	$69,226	$(1,100)	$64,243

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Fee Related Earnings:
Fee related earnings increased by $2.7 million, or 75%, to $6.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $7.0 million, or 67%, to $17.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Fee related earnings were impacted by fluctuations of the following components:
Management Fees
The charts below present Real Estate Group management fees and effective management fee rates for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):
Management fees for the three and nine months comparative periods increased by $6.1 million and $11.7 million, respectively, from the launches of our new flagship E.U. real estate equity fund and Ares US Real Estate Fund IX, L.P. (“VEF IX”), from which $2.3 million and $3.4 million was attributable to one-time catch up fees for the three and nine month comparative periods, respectively. These increases were primarily offset by decreases of $3.3 million and $8.7 million for the three and nine month comparative periods, respectively, caused by the liquidation of one of our European real estate equity funds and monetizations of investments within certain of our other real estate equity funds nearing the end of their fund terms.
The effective management fee rate, excluding the effect of one-time catch-up fees, decreased from 1.03% and 0.99% for three and nine months ended September 30, 2017, respectively, to 0.98% and 0.95% for the three and nine months ended September 30, 2018, respectively. The decreases in effective management fee rates between periods were primarily due to a change in the ratio and composition of committed capital to invested capital of certain of our real estate equity funds. Our latest U.S. and E.U. real estate equity funds pay a lower fixed fee on committed capital and than a higher fee on deployed capital. As a result, immediately following fund raising, our effective fee rate decreases temporarily and is expected to increase as capital is deployed in the future.
Compensation and Benefits.  Compensation and benefits expenses decreased by $0.7 million, or 6%, to $10.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $3.7 million, or 12%, to $27.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decreases were primarily driven by reductions in incentive based compensation. Compensation and benefits expenses represented 53.8% and 51.9% of management fees for the three and nine months ended September 30, 2018 compared to 66.5% and 62.7% for the three and nine months ended September 30, 2017.

Realized Income:
The table below provides the components of realized income for the Real Estate Group for the three and nine months ended September 30, 2018 and 2017 (Dollars in millions):

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
FRE	$6.4	$3.6	$2.8	75%	$17.5	$10.5	$7.0	67%
Net performance income—realized	0.2	1.5	(1.3)	(84)%	6.2	2.9	3.3	117%
Net investment income—realized	6.9	1.7	5.2	NM	10.0	3.3	6.7	204%
Realized income	$13.5	$6.8	6.7	98%	$33.7	$16.7	17.0	103%

Realized income for the three and nine months ended September 30, 2018 and 2017 was primarily attributable to FRE, as a result of the activity described above, and to net realized investment income for the respective periods. Net realized performance income for the nine months ended September 30, 2018 was primarily attributable to realizations and related distributions from Ares European Real Estate Fund IV L.P. (“EF IV”) generating returns in excess of its hurdle rate. Net realized investment income for the three and nine months ended September 30, 2018 was primarily attributable to realizations and related distributions from EF IV and from monetizations of investments within certain of our real estate equity funds nearing the end of their fund terms. Net realized performance income and net realized investment income for the three and nine months ended September 30, 2017 were primarily attributable to realizations and related distributions from monetizations of investments within certain of our real estate equity funds nearing the end of their fund terms.
Performance Related Earnings:
Performance related earnings increased by $10.5 million, or 93%, to $21.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $1.3 million, or 4%, to $31.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Performance related earnings were impacted by fluctuations of the following components:
Net Performance Income.  Net performance income includes realized and unrealized performance income, net of realized and unrealized performance related compensation. The impact of reversals of previously recognized performance income and the corresponding performance related compensation expense is reflected as a reduction in unrealized performance income and performance related compensation.
Net performance income increased by $8.1 million to $17.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and decreased by $0.6 million to $27.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase for the three month comparative periods was primarily due to greater unrealized market appreciation of U.S. and E.U. equity funds' investments in the current year period compared to the prior year period.

Net Investment Income (Loss). Net investment income (loss) includes realized and unrealized investment income (loss) and realized and unrealized interest and other investment income (loss), net of interest expense.
Net investment income increased by $2.4 million to $4.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Investments in our U.S. and E.U. equity funds experienced increases in net gains of $2.7 million for the three month comparative periods as a result of greater appreciation in values across multiple underlying properties during the current year periods compared to the prior year periods.
Net investment income decreased by $0.7 million to $4.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Transaction gains of $1.6 million from the revaluation of certain assets and liabilities denominated in foreign currencies for the nine months ended September 30, 2017 decreased by $2.7 million to transaction losses of $1.1 million for the nine months ended September 30, 2018. This decrease was offset by a $1.2 million increase in net gains attributable to investments in our U.S. and E.U. equity funds as a result of greater unrealized appreciation in underlying property values during the current year periods compared to the prior year periods.

Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income increased by $13.2 million, or 89%, to $28.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $5.7 million, or 13%, to $48.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as a result of the fluctuations described above.

Real Estate Group—Assets Under Management
The tables below provide the period‑to‑period rollforwards of AUM for the Real Estate Group for the three months ended September 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2018	$4,554	$3,351	$3,005	$10,910
Net new equity commitments	55	315	—	370
Distributions	(832)	(26)	(8)	(866)
Change in fund value	131	32	10	173
Balance at 9/30/2018	$3,908	$3,672	$3,007	$10,587
Average AUM(1)	$4,231	$3,512	$3,006	$10,749

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2017	$4,659	$3,143	$2,990	$10,792
Net new equity commitments	246	—	—	246
Distributions	(197)	(437)	(8)	(642)
Change in fund value	107	79	11	197
Balance at 9/30/2017	$4,815	$2,785	$2,993	$10,593
Average AUM(1)	$4,737	$2,964	$2,992	$10,693

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide the period‑to‑period rollforwards of AUM for the Private Equity Group for the nine months ended September 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2017	$4,578	$2,704	$2,947	$10,229
Net new equity commitments	198	1,280	55	1,533
Distributions	(1,098)	(275)	(24)	(1,397)
Change in fund value	230	(37)	29	222
Balance at 9/30/2018	$3,908	$3,672	$3,007	$10,587
Average AUM(1)	$4,386	$3,279	$2,991	$10,656

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2016	$4,106	$3,100	$2,546	$9,752
Net new equity commitments	767	—	—	767
Net new debt commitments	—	—	509	509
Distributions	(290)	(641)	(86)	(1,017)
Change in fund value	232	326	24	582
Balance at 9/30/2017	$4,815	$2,785	$2,993	$10,593
Average AUM(1)	$4,429	$3,020	$2,821	$10,270

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the three months ended September 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2018	$3,059	$2,862	$1,042	$6,963
Commitments	54	315	—	369
Subscriptions/deployment/increase in leverage	10	14	—	24
Redemptions/distributions/decrease in leverage	(349)	—	(111)	(460)
Change in fund value	—	(6)	10	4
Change in fee basis	(66)	—	—	(66)
FPAUM Balance at 9/30/2018	$2,708	$3,185	$941	$6,834
Average FPAUM(1)	$2,884	$3,024	$992	$6,900

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2017	$3,003	$2,536	$1,115	$6,654
Commitments	245	—	—	245
Subscriptions/deployment/increase in leverage	225	24	—	249
Redemptions/distributions/decrease in leverage	(107)	(77)	(32)	(216)
Change in fund value	3	46	11	60
FPAUM Balance at 9/30/2017	$3,369	$2,529	$1,094	$6,992
Average FPAUM(1)	$3,186	$2,533	$1,105	$6,824

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide the period‑to‑period rollforwards of fee paying AUM for the Real Estate Group for the nine months ended September 30, 2018 and 2017 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2017	$3,062	$2,064	$1,063	$6,189
Commitments	180	1,052	—	1,232
Subscriptions/deployment/increase in leverage	61	353	26	440
Redemptions/distributions/decrease in leverage	(497)	(83)	(178)	(758)
Change in fund value	4	(34)	30	—
Change in fee basis	(102)	(167)	—	(269)
FPAUM Balance at 9/30/2018	$2,708	$3,185	$941	$6,834
Average FPAUM(1)	$2,959	$2,710	$1,015	$6,684

	Real Estate Equity - U.S.	Real Estate Equity - E.U.	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2016	$2,891	$2,531	$1,118	$6,540
Commitments	635	—	—	635
Subscriptions/deployment/increase in leverage	432	24	3	459
Redemptions/distributions/decrease in leverage	(306)	(123)	(58)	(487)
Change in fund value	2	97	31	130
Change in fee basis	(285)	—	—	(285)
FPAUM Balance at 9/30/2017	$3,369	$2,529	$1,094	$6,992
Average FPAUM(1)	$3,005	$2,520	$1,111	$6,636

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of September 30, 2018 and 2017 (in millions):

AUM: $10,587	AUM: $10,593

The charts below present FPAUM for the Real Estate Group by its fee basis as of September 30, 2018 and 2017 (in millions):

FPAUM: $6,834	FPAUM: $6,992
(1) Market value/other includes ACRE fee paying AUM, which is based on ACRE's stockholders' equity.

Real Estate Group—Fund Performance Metrics as of September 30, 2018
The Real Estate Group managed 42 funds across the real estate debt and equity strategies as of September 30, 2018. Three funds in our Real Estate Group, each considered a significant fund, combined for approximately 35% of the Real Estate Group’s management fees for the nine months ended September 30, 2018: EF IV, a commingled fund focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany; Ares European Property Enhancement Program II, L.P. (“EPEP II”), a commingled equity fund focused on real estate assets located in Europe; and Ares US Real Estate Fund IX, L.P. (“VEF IX”), a commingled equity fund focused on real estate assets located in United States.
The following table presents the performance data for our significant funds in the Real Estate Group, each of which are drawdown funds:

			As of September 30, 2018 (Dollars in millions)
	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,051	$1,302	$1,126	$538	$1,091	$1,629	1.5x	1.2x	21.0	14.5	E.U. Real Estate Equity
EPEP II(8)	2015	687	747	344	135	307	442	1.3x	1.2x	19.4	17.4	E.U. Real Estate Equity
VEF IX	2017	858	870	170	4	254	258	1.0x	1.0x	NA	NA	U.S. Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment level and is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, performance income as applicable and other expenses.

(4)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance income or has such fees rebated outside of the fund. The net MoIC is after giving effect to management fees, performance income as applicable and other expenses. Net fund-level MoICs would generally likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

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

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner who does not pay management fees or performance income or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance income as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the chart are for the U.S. dollar denominated parallel fund as that is the larger of the two funds. The gross and net IRRs for the Euro denominated parallel fund are 21.3% and 14.8%, respectively. The gross and net MoIC for the Euro denominated parallel fund are 1.5x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
EPEP II is made up of dual currency investors and Euro currency investors. The gross and net MoIC presented in the chart are for dual currency investors as dual currency investors represent the largest group of investors in the fund. Multiples exclude foreign currency gains and losses since dual currency investors fund capital contributions and receive distributions in local deal currency (GBP or EUR) and therefore, do not realize foreign currency gains or losses. The gross and net IRRs for the euro currency investors, which include foreign currency gains and losses, are 18.9% and 16.5%, respectively. The gross and net MoIC for the Euro currency investors, which include foreign currency gains and losses, are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EPEP II are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group
The following table sets forth certain statement of operations data and certain other data of the OMG on a standalone basis for the periods presented.

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$(32,202)	$(27,306)	$(4,896)	(18)%	$(93,867)	$(83,843)	$(10,024)	(12)%
General, administrative and other expenses	(18,292)	(18,306)	14	< 1%	(56,397)	(56,481)	84	< 1%
Fee Related Earnings	(50,494)	(45,612)	(4,882)	(11)%	(150,264)	(140,324)	(9,940)	(7)%
Investment income—realized	22	18	4	22%	1,658	3,217	(1,559)	(48)%
Interest and other investment income—realized	442	119	323	271%	2,178	1,020	1,158	114%
Interest expense	(622)	(441)	(181)	(41)%	(1,758)	(1,380)	(378)	(27)%
Realized income	(50,652)	(45,916)	(4,736)	(10)%	(148,186)	(137,467)	(10,719)	(8)%
Investment income—unrealized	5,247	4,357	890	20%	9,344	222	9,122	NM
Interest and other investment income (loss)—unrealized	(10)	(93)	83	89%	124	105	19	18%
Economic net income	$(45,415)	$(41,652)	(3,763)	(9)%	$(138,718)	$(137,140)	(1,578)	(1)%
Performance related earnings	$5,079	$3,960	1,119	28%	$11,546	$3,184	8,362	263%

NM - Not Meaningful

Operations Management Group—Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Fee Related Earnings:
Fee related earnings decreased by $4.9 million, or 11%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $9.9 million, or 7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Fee related earnings were impacted by the following:
Compensation and Benefits.  Compensation and benefits expenses increased by $4.9 million, or 18%, to $32.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $10.0 million, or 12%, to $93.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily driven by annual merit increases and headcount growth for the comparative periods. Headcount growth was partially driven by expansion of our business development platform in order to support global fundraising initiatives and by employees hired to support several information technology initiatives.
Realized Income:
Realized income for the three months ended September 30, 2018 was primarily attributable to negative FRE of $50.5 million. Realized income for the nine months ended September 30, 2018 included negative FRE of $150.3 million offset by net realized investment income of $2.1 million from our non-core fund investments. Realized income for the three months ended September 30, 2017 was primarily attributable to negative FRE of $45.6 million. Realized income for the nine months ended September 30, 2017 included negative FRE of $140.3 million offset by net realized investment income of $2.9 million from our non-core investments.
Performance Related Earnings:
Net Investment Income (Loss). Net investment income (loss) includes realized and unrealized investment income (loss) and realized and unrealized interest and other investment income (loss), net of interest expense.
Net investment income increased by $1.1 million to $5.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $8.4 million to $11.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were primarily driven by increased net gains from market appreciation of certain non-core investments for the comparative periods.
Economic Net Income:
Economic net income is composed of fee related earnings and performance related earnings. Economic net income decreased by $3.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and by $1.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases were a result of the fluctuations described above.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of September 30, 2018, our cash and cash equivalents were $122.2 million and we had $105.0 million of borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to debt covenants. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
We expect that our primary liquidity needs will continue to be (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund a portion of our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes and (8) make dividend payments to our common and preferred shareholders in accordance with our dividend policy.

In the normal course of business, we intend to pay dividends from core operations, which we define as FRE. If cash flows from core operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend paying such dividends. Unless quarterly dividends have been declared and paid (or declared and set apart for payment) on the preferred shares, we may not declare, pay or set apart payment for dividends on any common shares during the period. Dividends on the preferred shares are not cumulative and the preferred shares are not convertible into common shares or any other security.
Net realized performance income also provides a source of liquidity. Performance income is realized when a portfolio investment is profitably monetized and the fund’s cumulative returns are in excess of the preferred return or hurdle rate. Performance income is typically realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate.
Our accrued carried interest by segment as of September 30, 2018 is set forth below.

	As of September 30, 2018
	Accrued Carried Interest	Eliminations(1)	Consolidated Accrued Carried Interest
Segment	(dollars in thousands)
Credit Group	$176,431	$—	$176,431
Private Equity Group	593,844	—	593,844
Real Estate Group	176,992	—	176,992
Total	$947,267	$—	$947,267

(1)	Amounts represent accrued performance income earned from Consolidated Funds that are eliminated in consolidation.
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

Cash Flows
The significant captions and amounts from our consolidated financial statements, which include the effects of our Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or a use of cash.

	Nine Months Ended September 30,
	2018	2017
	(dollars in millions)
Statements of cash flows data
Net cash used in operating activities	(1,723)	(1,192)
Net cash used in investing activities	(14)	(28)
Net cash provided by financing activities	1,733	1,052
Effect of foreign exchange rate change	8	12
Net change in cash and cash equivalents	$4	$(156)
Operating Activities
Net cash flows used in operating activities was $1.7 billion for the nine months ended September 30, 2018 compared to $1.2 billion for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net purchases of investments were $2.0 billion compared to $1.2 billion for the nine months ended September 30, 2017. The change in cash used in operating activities was primarily driven by a $1.1 billion increase in net purchases of investments of our Consolidated Funds for the comparative periods due to the launch of two new U.S. CLOs and two new European CLOs and the refinancing of two U.S. CLOs during the nine months ended September 30, 2018. Conversely, net proceeds from the sale of investments of the Company increased by $244.6 million for the comparative periods primarily due to the sale of CLO securities during the nine months ended September 30, 2018. Subsequent to the removal of the U.S. risk retention requirements related to open-market CLO managers, we sold $206.0 million of CLO securities and used the proceeds to pay off the related term loans and settle our repurchase agreement during the second quarter of 2018.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Purchases of fixed assets were $14.4 million and $27.9 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease for the comparative periods was primarily driven by furniture, fixtures, equipment and leasehold improvements purchased for a new office location in Los Angeles during the prior year period.
Financing Activities
Net cash provided by financing activities was $1.7 billion for the nine months ended September 30, 2018 compared to $1.1 billion for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net cash inflows were primarily due to net borrowings on debt facilities of our Consolidated Funds and net proceeds from our common share issuance offset by net repayments on debt facilities of the Company and distributions to AOG unitholders and common shareholders. For the nine months ended September 30, 2017, net cash inflows were primarily from net borrowings on debt facilities of the Company and our Consolidated Funds partially offset by distributions to AOG unitholders and common shareholders.
Net repayments of our debt obligations were $267.0 million for the nine months ended September 30, 2018 compared to net borrowings of $180.0 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we had net repayments under the Credit Facility, paid off our term loans and settled our repurchase agreement. During the nine months ended September 30, 2017, net borrowings under the Credit Facility were used to support payments of 2016 annual bonuses, whereas 2017 annual bonuses were paid in 2017. Our Consolidated Funds had net borrowings of $2.1 billion and $1.0 billion for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily driven by net borrowings from the launch of two new U.S. CLOs and two new European CLOs and the refinancing of two U.S. CLOs during the nine months ended September 30, 2018.

    Distributions to our preferred, AOG and common shareholders were $263.5 million for the nine months ended September 30, 2018 compared to $185.3 million for the nine months ended September 30, 2017. The increase in distributions was primarily driven by a change in the timing of dividend payments to common shareholders as a result of our election to be treated as a corporation for U.S. federal income tax purposes. Dividends paid in the first quarter of 2017 reflected a portion of realized income generated in the fourth quarter of 2016, whereas dividends paid in the first quarter of 2018 reflected a portion of realized income generated in the five months ended on February 28, 2018, the last day we were treated as a partnership for U.S. federal income tax purposes. For our Consolidated Funds, net contributions were $24.2 million and $96.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

				As of September 30, 2018		December 31, 2017
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	2/24/2022	N/A	$105,000	3.74%	$210,000	3.09%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	245,789	4.21%	245,308	4.21%
2015 Term Loan(3)	9/2/2015	7/29/2026	$—	—	N/A	35,037	2.86%
2016 Term Loan(4)	12/21/2016	1/15/2029	$—	—	N/A	25,948	3.08%
2017 Term Loan A(4)	3/22/2017	1/22/2028	$—	—	N/A	17,407	2.90%
2017 Term Loan B(4)	5/10/2017	10/15/2029	$—	—	N/A	35,062	2.90%
2017 Term Loan C(4)	6/22/2017	7/30/2029	$—	—	N/A	17,078	2.88%
2017 Term Loan D(4)	11/16/2017	10/15/2030	$—	—	N/A	30,336	2.77%
Total debt obligations				$350,789		$616,176

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2018, base rate loans bear interest calculated based on the base rate plus 0.50% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.50%. The unused commitment fee is 0.20% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

(3)
The 2015 Term Loan was entered into in August 2015 by a subsidiary of the Company that acted as a manager to a CLO. The 2015 Term Loan was secured by collateral in the form of CLO senior tranches owned by the Company. To the extent the assets were not sufficient to cover the Term Loan, there was no further recourse to the Company to fund or repay the remaining balance. Interest was paid quarterly, and the Company also paid a fee of 0.025% of a maximum investment amount.

(4)
The 2016 and 2017 Term Loans (“Term Loans”) were entered into by a subsidiary of the Company that acted as a manager to CLOs. The Term Loans were secured by collateral in the form of CLO senior tranches and subordinated notes owned by the Company. Collateral associated with one of the Term Loans could have been used to satisfy outstanding liabilities of another Term Loan should the collateral fall short. To the extent the assets associated with these Term Loans were not sufficient to cover the Term Loans, there was no further recourse to the Company to fund or repay the remaining balance. Interest was paid quarterly, and the Company also paid a fee of 0.03% of a maximum investment amount.

Subsequent to the removal of the U.S. risk retention requirements related to open-market CLO managers, we sold $219.3 million of CLO securities and used the proceeds to pay off the related 2015-2017 Term Loans and settle a repurchase agreement of $206.0 million during the second quarter of 2018. The resulting loss from the debt extinguishment was immaterial.

As of September 30, 2018, we were in compliance with all covenants under our debt obligations.

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

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2018, we were required to maintain approximately $26.9 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for Ares Management, L.P. common shares on a one-for-one basis. Subsequent exchanges may result in increases in the tax basis of the tangible and intangible assets of Ares Management, L.P. that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and thereby reduce the amount of tax that Ares Management, L.P. would otherwise be required to pay in the future. We and our wholly owned subsidiaries are parties to the tax receivable agreement (“TRA”), which provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that Ares Management, L.P. actually realizes as a result of such increases in tax basis, including increases in tax basis attributable to payments under the TRA and certain interest accrued thereon. This payment obligation is an obligation of Ares Management, L.P. or its wholly owned subsidiaries. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. During the nine months ended September 30, 2018, no material cash payments were made under the tax receivable agreement. As of September 30, 2018, as a result of the exchanges of AOG Units for common shares, primarily by Alleghany, a $17.6 million liability has been recorded to estimate the amount of the future expected payments to the TRA recipients pursuant to the tax receivable agreement.
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
Preferred Equity
As of September 30, 2018 and December 31, 2017, we had 12,400,000 shares of Series A Preferred Equity (the “Preferred Equity”) outstanding. When, as and if declared by our board of directors, distributions on the Preferred Equity are paid quarterly at a rate per annum equal to 7.00%. The Preferred Equity may be redeemable at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.
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
In July 2018, the board of directors of the general partner authorized the repurchase, from time to time in open market purchases privately negotiated transactions, of our Preferred Equity with an aggregate liquidation preference of up to $50 million. Such repurchases, if any, will depend on the prevailing market conditions and other factors.

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
Commitments and Contingencies
Capital Commitments
As of September 30, 2018 and December 31, 2017, we had aggregate unfunded commitments of $311.9 million and $285.7 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds. Total unfunded commitments included $16.0 million and $16.5 million in unfunded commitments to funds not managed by us as of September 30, 2018 and December 31, 2017, respectively.
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carryover to subsequent quarters. As of September 30, 2018, there are four remaining quarters as part of the fee waiver agreement, with a maximum of $40 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
Indemnifications
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of September 30, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
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

The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance income, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance income recognized to date. Due in part to our investment performance and the fact that our performance income is generally determined on a liquidation basis, if the funds were liquidated at their fair values as of September 30, 2018, there would have been $0.1 million of contingent repayment obligation or liability. No contingent repayment obligation existed as of December 31, 2017. There can be no assurance that we will not incur additional contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2018 and December 31, 2017, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $468.3 million and $476.1 million, respectively, of which approximately $363.8 million and $370.0 million, respectively, would be reimbursable to the Company by certain professionals who are the recipients of such carried interest.
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
There have been no material changes in our market risks for the nine months ended September 30, 2018. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2017, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2018 and December 31, 2017, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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
None

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

SIGNATURES

ARES MANAGEMENT, L.P.

	By:		Ares Management GP LLC, its general partner

Dated: November 5, 2018	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co‑Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: November 5, 2018	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)