Form 10-Q
period 2019-03-31
Ares Management Corp
filed 2019-05-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	ARES	New York Stock Exchange
Series A Preferred Stock, par value $0.01 per share	ARES.PRA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of April 29, 2019 there were 103,332,418 of the registrant’s shares of Class A common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 1 share of the registrant's Class C common stock outstanding.

Cautionary Note Regarding Forward‑Looking Statements
This report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward‑looking statements by the use of forward‑looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward‑looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward‑looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual report on Form 10-K for the year ended December 31, 2018, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward‑looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward‑looking statements. Any forward‑looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares‑affiliates and affiliated funds and co‑investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance income and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third‑party investors in consolidated entities is presented as net income attributable to non‑controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations.

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

Glossary
When used in this report, unless the context otherwise requires:

•
“ARCC Part I Fees” refers to a quarterly performance income on the investment income of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”). Such fees from ARCC are classified as management fees as they are paid quarterly, predictable and recurring in nature, are not subject to contingent repayment and are typically cash settled each quarter;

•
“ARCC Part II Fees” refers to fees that are paid in arrears as of the end of each calendar year when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of ARCC Part II Fees paid in all prior years since inception

•
“Ares”, “the Company”, “we”, “us” and “our” refer to (i) Ares Management Corporation and its subsidiaries following the Conversion and (ii) Ares Management, L.P. and it subsidiaries prior to the Conversion;

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

•	“CLOs” refers to “our funds” that are structured as collateralized loan obligations;

•	“Conversion” refers to our conversion effective November 26, 2018 from a Delaware limited partnership named Ares Management, L.P. into a Delaware corporation named Ares Management Corporation;

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

•
“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes performance income, performance related compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our core operating performance.

•	“GAAP” refers to accounting principles generally accepted in the United States of America;

•	“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry, R. Kipp deVeer and Michael McFerran;

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

References in this Quarterly Report on Form 10-Q to (1) “common shares” and “preferred shares” refer to shares of our Class A common stock and the Series A Preferred Stock, respectively, previously outstanding prior to our Conversion and (2) “common shareholders” and “preferred shareholders” refer to holders of shares of our Class A common stock and shares of the Series A Preferred Stock, respectively, prior to our Conversion.

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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of March 31,	As of December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$120,498	$110,247
Investments (includes accrued carried interest of $970,395 and $841,079, at March 31, 2019 and December 31, 2018, respectively)	1,475,955	1,326,137
Due from affiliates	209,254	199,377
Other assets	326,656	377,651
Right-of-use operating lease assets	156,075	—
Assets of Consolidated Funds:
Cash and cash equivalents	537,947	384,644
Investments, at fair value	7,546,822	7,673,165
Due from affiliates	15,676	17,609
Receivable for securities sold	79,067	42,076
Other assets	21,364	23,786
Total assets	$10,489,314	$10,154,692
Liabilities
Accounts payable, accrued expenses and other liabilities	$57,694	$83,221
Accrued compensation	64,568	29,389
Due to affiliates	69,777	82,411
Performance related compensation payable	704,278	641,737
Debt obligations	566,113	480,952
Right-of-use operating lease liabilities	183,037	—
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	74,657	83,876
Payable for securities purchased	591,137	471,390
CLO loan obligations, at fair value	6,547,496	6,678,091
Fund borrowings	150,733	209,284
Total liabilities	9,009,490	8,760,351
Commitments and contingencies
Non-controlling interest in Consolidated Funds	552,846	503,637
Non-controlling interest in Ares Operating Group entities	327,300	302,780
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at March 31, 2019 and December 31, 2018)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (103,124,588 shares and 101,594,095 shares issued and outstanding at March 31, 2019 and at December 31, 2018, respectively)	1,031	1,016
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Additional paid-in-capital	332,305	326,007
Retained earnings	(25,179)	(29,336)
Accumulated other comprehensive loss, net of tax	(7,240)	(8,524)
Total stockholders' equity	599,678	587,924
Total equity	1,479,824	1,394,341
Total liabilities, non-controlling interests and equity	$10,489,314	$10,154,692

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Management fees (includes ARCC Part I Fees of $38,393 and $28,417 for the three months ended March 31, 2019 and 2018, respectively)	$224,659	$189,515
Carried interest allocation	197,293	54,129
Incentive fees	16,815	5,071
Principal investment income	28,759	4,909
Administrative, transaction and other fees	9,671	12,465
Total revenues	477,197	266,089
Expenses
Compensation and benefits	156,846	134,639
Performance related compensation	156,520	25,878
General, administrative and other expenses	51,187	44,450
Expenses of Consolidated Funds	4,554	1,316
Total expenses	369,107	206,283
Other income (expense)
Net realized and unrealized gain (loss) on investments	3,476	(839)
Interest and dividend income	1,844	3,347
Interest expense	(5,589)	(6,869)
Other expense, net	(4,497)	(311)
Net realized and unrealized gain (loss) on investments of Consolidated Funds	4,364	(13,085)
Interest and other income of Consolidated Funds	93,184	64,422
Interest expense of Consolidated Funds	(64,912)	(44,425)
Total other income	27,870	2,240
Income before taxes	135,960	62,046
Income tax expense (benefit)	14,384	(12,375)
Net income	121,576	74,421
Less: Net income attributable to non-controlling interests in Consolidated Funds	17,624	367
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	59,003	33,106
Net income attributable to Ares Management Corporation	44,949	40,948
Less: Series A Preferred Stock dividends paid	5,425	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$39,524	$35,523
Net income attributable to Ares Management Corporation per share of Class A common stock:
Basic	$0.36	$0.39
Diluted	$0.36	$0.28
Weighted-average shares of Class A common stock:(1)
Basic	102,906,494	85,617,932
Diluted	110,699,112	213,852,928
Dividend declared and paid per share of Class A common stock	$0.32	$0.40

(1) Three months ended March 31, 2018 represents common units.

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$121,576	$74,421
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,084	5,485
Total comprehensive income	122,660	79,906
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	15,965	3,542
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	60,462	35,209
Comprehensive income attributable to Ares Management Corporation	$46,233	$41,155

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2018	$298,761	$1,016	$326,007	$(29,336)	$(8,524)	$302,780	$503,637	$1,394,341
Relinquished with deconsolidation of funds	—	—	—	—	—	—	(55)	(55)
Changes in ownership interests and related tax benefits	—	—	(6,324)	—	—	(12,073)	—	(18,397)
Contributions	—	—	—	—	—	1,876	54,035	55,911
Dividends/Distributions	(5,425)	—	—	(35,367)	—	(40,112)	(20,736)	(101,640)
Net income	5,425	—	—	39,524	—	59,003	17,624	121,576
Currency translation adjustment	—	—	—	—	1,284	1,459	(1,659)	1,084
Equity compensation	—	—	12,637	—	—	14,367	—	27,004
Issuance of stock in connection with equity incentive plan	—	15	(15)	—	—	—	—	—
Balance at March 31, 2019	$298,761	$1,031	$332,305	$(25,179)	(7,240)	$327,300	$552,846	$1,479,824

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Preferred Equity	Series A Preferred Stock	Shareholders' Equity	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2017	$298,761	$—	$279,065	$—	$—	$—	$(4,208)	$358,186	$528,488	$1,460,292
Cumulative effect of the adoption of ASC 606	—	—	(10,827)	—	—	—	—	(17,117)	5,333	(22,611)
As adjusted balance at January 1, 2018	298,761	—	268,238	—	—	—	(4,208)	341,069	533,821	1,437,681
Adoption of ASU 2018-02	—	—	1,202	—	—	—	(1,202)	—	—	—
Changes in ownership interests and related tax benefits	—	—	(8,351)	—	—	—	—	18,810	—	10,459
Contributions	—	—	105,441	—	—	—	—	—	8,000	113,441
Dividends/Distributions	(5,425)	—	(33,103)	—	—	—	—	(58,677)	(983)	(98,188)
Net income	5,425	—	35,523	—	—	—	—	33,106	367	74,421
Currency translation adjustment	—	—	—	—	—	—	1,409	2,103	3,175	6,687
Equity compensation	—	—	8,285	—	—	—	—	12,409	—	20,694
Balance at March 31, 2018	298,761	—	377,235	—	—	—	(4,001)	348,820	544,380	1,565,195
Changes in ownership interests and related tax benefits	—	—	15,816	—	—	—	—	(4,711)	—	11,105
Contributions	—	—	842	—	—	—	—	764	62,990	64,596
Dividends/Distributions	(5,425)	—	(36,640)	—	—	—	—	(53,174)	(34,346)	(129,585)
Net income	5,425	—	(17,200)	—	—	—	—	16,062	9,882	14,169
Currency translation adjustment	—	—	—	—	—	—	(2,757)	(3,931)	(5,689)	(12,377)
Equity compensation	—	—	9,928	—	—	—	—	12,218	—	22,146
Balance at June 30, 2018	298,761	—	349,981	—	—	—	(6,758)	316,048	577,217	1,535,249
Changes in ownership interests and related tax benefits	—	—	(34,678)	—	—	—	—	3,499	—	(31,179)
Contributions	—	—	—	—	—	—	—	917	—	917
Dividends/Distributions	(5,425)	—	(34,667)	—	—	—	—	(30,928)	(11,466)	(82,486)
Net income	5,425	—	10,485	—	—	—	—	18,133	13,169	47,212
Currency translation adjustment	—	—	—	—	—	—	(645)	(774)	(500)	(1,919)
Equity compensation	—	—	10,600	—	—	—	—	12,925	—	23,525
Balance at September 30, 2018	298,761	—	301,721	—	—	—	(7,403)	319,820	578,420	1,491,319
Consolidation of a new fund	—	—	—	—	—	—	—	—	42,942	42,942
Changes in ownership interests and related tax benefits	—	—	501	—	9,140	—	—	(1,237)	—	8,404
Contributions	—	—	—	—	—	—	—	1,447	19	1,466
Dividends/Distributions	—	(5,425)	(91)	—	—	(30,348)	—	(35,018)	(112,915)	(183,797)
Net income	—	5,425	5,500	—	—	1,012	—	7,306	(2,906)	16,337
Currency translation adjustment	—	—	—	—	—	—	(1,121)	(1,335)	(1,923)	(4,379)
Equity compensation	—	—	7,432	—	2,820	—	—	11,797	—	22,049
Reclassifications resulting from conversion to a corporation	(298,761)	298,761	(315,063)	1,016	314,047	—	—	—	—	—
Balance at December 31, 2018	$—	$298,761	$—	$1,016	$326,007	$(29,336)	$(8,524)	$302,780	$503,637	$1,394,341
See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$121,576	$74,421
Adjustments to reconcile net income to net cash used in operating activities	10,766	(19,979)
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(416,457)	152,375
Cash flows due to changes in operating assets and liabilities	3,537	(37,718)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(69,268)	(88,592)
Net cash provided by (used in) operating activities	(349,846)	80,507
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(2,994)	(2,857)
Net cash used in investing activities	(2,994)	(2,857)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	105,441
Proceeds from credit facility	145,000	240,000
Proceeds from term notes	—	44,050
Repayments of credit facility	(60,000)	(310,000)
Repayments of term loans	—	(56)
Dividends and distributions	(75,479)	(91,780)
Series A Preferred Stock dividends and distributions	(5,425)	(5,425)
Other financing activities	2,140	—
Taxes paid in net settlement of vested common units	(21,121)	(7,311)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	54,035	8,000
Distributions to non-controlling interests in Consolidated Funds	(20,736)	(983)
Borrowings under loan obligations by Consolidated Funds	396,144	1,303
Repayments under loan obligations by Consolidated Funds	(61,227)	(68,891)
Net cash provided by (used in) financing activities	353,331	(85,652)
Effect of exchange rate changes	9,760	4,613
Net change in cash and cash equivalents	10,251	(3,389)
Cash and cash equivalents, beginning of period	110,247	118,929
Cash and cash equivalents, end of period	$120,498	$115,540

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management Corporation ("the Company"), a Delaware corporation, together with its subsidiaries, is a leading global alternative asset management firm that operates three distinct but complementary investment groups: the Credit Group, the Private Equity Group and the Real Estate Group. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its Board of Directors and Executive Management Committee. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P., together with its subsidiaries prior to November 26, 2018 and thereafter to Ares Management Corporation, together with its subsidiaries.
The accompanying unaudited financial statements include the condensed consolidated results of the Company and its subsidiaries. The Company is a holding company, and the Company’s sole assets are equity interests in Ares Holdings Inc. (“AHI”), Ares Offshore Holdings, Ltd., and Ares AI Holdings L.P. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group”: Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P. (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
The condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. All intercompany balances and transactions have been eliminated upon consolidation.
The Company has reclassified certain prior period amounts to conform to the current year presentation.

Adoption of ASC 842

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Topic 842 (“ASC 842”), Leases. The Company adopted ASC 842 under the modified retrospective approach using the practical expedient provided for within paragraph 842-10-65-1; therefore, the presentation of prior year periods has not been adjusted. No cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of components of equity as of January 1, 2019 was necessary as the recognition of the right-of-use operating lease assets equaled the corresponding lease liabilities. The amount established in conjunction with the implementation was consistent with the amount previously disclosed.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company has entered into operating and finance leases for corporate offices and certain equipment and makes the determination if an arrangement constitutes a lease at inception. Operating leases are included in right-of-use operating lease assets and right-of-use operating lease liabilities in the Company's Condensed Consolidated Statements of Financial Condition. Finance leases are included in accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Statements of Financial Condition.
Right-of-use leases assets represent the Company's right to use an underlying asset for the lease term and right-of-use lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses the its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The right-of-use operating lease asset also includes any lease prepayments and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. However, for certain equipment leases where the non-lease components are not material, the Company account for the lease and non-lease components as a single lease component.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. In addition, this ASU states that a cloud computing arrangement that is a service contract does not give rise to a recognizable intangible asset because it is an executory service contract. Consequently, any costs incurred to implement a cloud computing arrangement that is a service contract would not be capitalized as an intangible asset since they do not form part of an intangible asset but instead would be characterized in the financial statements in the same manner as other service costs and assets related to service contracts such as prepaid expense. That is, these costs would be capitalized as part of the service contract and the related amortization would be consistent with the ongoing periodic costs of the underlying cloud computing arrangement. ASU 2018-15 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods, with early adoption permitted. The guidance may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Ares Management Corporation
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

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets, included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of March 31, 2019	As of March 31,	As of December 31,
		2019	2018
Management contracts	2.7 years	$12,498	$42,335
Client relationships	9.3 years	38,600	38,600
Trade name	3.3 years	3,200	3,200
Intangible assets		54,298	84,135
Less: accumulated amortization		(24,075)	(52,701)
Intangible assets, net		$30,223	$31,434

Amortization expense associated with intangible assets was $1.2 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2019, the Company removed $29.8 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets, included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2018	$32,196	$58,600	$52,990	$143,786
Foreign currency translation	—	—	36	36
Balance as of March 31, 2019	$32,196	$58,600	$53,026	$143,822
There was no impairment of goodwill recorded during the three months ended March 31, 2019 and 2018. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS
The Company’s investments are comprised of the following:

			Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Private Investment Partnership Interests and Other:
Equity method private investment partnership interests - principal (1)	$374,007	$357,655	25.3%	27.0%
Equity method - carried interest (1)	970,395	841,079	65.7%	63.4%
Equity method private investment partnership interests and other (held at fair value)	46,691	46,450	3.2%	3.5%
Equity method private investment partnership interests and other	16,385	18,845	1.1%	1.4%
Total private investment partnership interests and other	1,407,478	1,264,029	95.4%	95.3%
Collateralized loan obligations	27,190	20,824	1.8%	1.6%
Other fixed income	40,000	40,000	2.7%	3.0%
Collateralized loan obligations and other fixed income, at fair value	67,190	60,824	4.6%	4.6%
Common stock, at fair value	1,287	1,284	0.1%	0.1%
Total investments	$1,475,955	$1,326,137

(1)	Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2019 and 2018, no individual equity method investment held by the Company met the significance criteria.

The Company recognized net gains related to its equity method investments of $29.0 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively. The net gains and losses are included within principal investment income, net realized and unrealized gain on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

With respect to the Company's equity method investments, the material assets are expected to generate either long-term capital appreciation and or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Fixed income investments:
Bonds	$156,627	$318,499	2.0%	4.3%
Loans	6,888,767	6,886,749	91.3%	89.8%
Collateralized loan obligations	24,717	—	0.3%	—%
Total fixed income investments	7,070,111	7,205,248	93.6%	94.1%
Equity securities	193,652	196,470	2.6%	2.4%
Partnership interests	283,059	271,447	3.8%	3.5%
Total investments, at fair value	$7,546,822	$7,673,165
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of March 31, 2019:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$67,190	$—	$67,190
Common stock and other equity securities	257	1,030	10,397	—	11,684
Partnership interests	—	—	35,192	1,102	36,294
Total investments, at fair value	257	1,030	112,779	1,102	115,168
Derivatives—foreign exchange contracts	—	1,932	—	—	1,932
Total assets, at fair value	$257	$2,962	$112,779	$1,102	$117,100
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(193)	$—	$—	$(193)
Total liabilities, at fair value	$—	$(193)	$—	$—	$(193)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$156,627	$—	$156,627
Loans	—	6,324,463	564,304	6,888,767
Collateralized loan obligations	—	24,717	—	24,717
Total fixed income investments	—	6,505,807	564,304	7,070,111
Equity securities	34,620	—	159,032	193,652
Partnership interests	—	—	283,059	283,059
Total investments, at fair value	34,620	6,505,807	1,006,395	7,546,822
Derivatives:
Foreign exchange contracts	—	338	—	338
Total assets, at fair value	$34,620	$6,506,145	$1,006,395	$7,547,160
Liabilities, at fair value
Foreign exchange contracts	$—	$(338)	$—	$(338)
Asset swaps - other	—	—	(3,031)	(3,031)
Loan obligations of CLOs	—	(6,547,496)	—	(6,547,496)
Total liabilities, at fair value	$—	$(6,547,834)	$(3,031)	$(6,550,865)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and Consolidated Funds as of December 31, 2018:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$60,824	$—	$60,824
Common stock and other equity securities	280	1,004	10,397	—	11,681
Partnership interests	—	—	35,192	861	36,053
Total investments, at fair value	280	1,004	106,413	861	108,558
Derivatives-foreign exchange contracts	—	1,066	—	—	1,066
Total assets, at fair value	$280	$2,070	$106,413	$861	$109,624
Liabilities, at fair value
Derivatives—foreign exchange contracts		$(869)	$—	$—	$(869)
Total liabilities, at fair value	$—	$(869)	$—	$—	$(869)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$316,850	$1,649	$318,499
Loans	—	6,340,440	546,309	6,886,749
Total fixed income investments	—	6,657,290	547,958	7,205,248
Equity securities	45,718	—	150,752	196,470
Partnership interests	—	—	271,447	271,447
Total investments, at fair value	45,718	6,657,290	970,157	7,673,165
Derivatives:
Foreign exchange contracts	—	1,881	—	1,881
Asset swaps - other	—	—	1,328	1,328
Total derivative assets, at fair value	—	1,881	1,328	3,209
Total assets, at fair value	$45,718	$6,659,171	$971,485	$7,676,374
Liabilities, at fair value
Foreign exchange contracts	$—	$(1,864)	$—	(1,864)
Asset swaps - other	—	—	(648)	(648)
Loan obligations of CLOs	—	(6,678,091)	—	(6,678,091)
Total liabilities, at fair value	$—	$(6,679,955)	$(648)	$(6,680,603)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	10,397	$60,824	$35,192	$106,413
Deconsolidation of fund	—	8,138	—	8,138
Purchases(1)	—	2,147	—	2,147
Sales/settlements(2)	—	(4,964)	—	(4,964)
Realized and unrealized appreciation, net	—	1,045	—	1,045
Balance, end of period	$10,397	$67,190	$35,192	$112,779
Increase in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$—	$719	$—	$719

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$150,752	$547,958	$271,447	$680	$970,837
Deconsolidation of fund	—	(58,883)	—	—	(58,883)
Transfer in	—	155,651	—	—	155,651
Transfer out	—	(182,087)	—	—	(182,087)
Purchases(1)	10,774	173,408	4,000	—	188,182
Sales/settlements(2)	(5,086)	(79,489)	—	(21)	(84,596)
Amortized discounts/premiums	—	312	—	(151)	161
Realized and unrealized appreciation (decrease), net	2,592	7,434	7,612	(3,539)	14,099
Balance, end of period	$159,032	$564,304	$283,059	$(3,031)	$1,003,364
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$2,592	$7,894	$7,612	$(3,481)	$14,617

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2018:

	Level III Assets
Level III Assets of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$195,158	$44,769	$239,927
Deconsolidation of fund	78	—	78
Purchases(1)	48,731	—	48,731
Sales/settlements(2)	(827)	—	(827)
Realized and unrealized depreciation, net	(156)	—	(156)
Balance, end of period	$242,984	$44,769	$287,753
Decrease in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(610)	$—	$(610)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$162,577	$267,889	$232,332	$904	$663,702
Deconsolidation of fund	—	(233)	—	—	(233)
Transfer in	—	73,814	—	—	73,814
Transfer out	—	(102,045)	—	—	(102,045)
Purchases(1)	—	52,984	10,000	—	62,984
Sales/settlements(2)	—	(50,935)	—	(177)	(51,112)
Amortized discounts/premiums	—	96	—	7	103
Realized and unrealized appreciation (depreciation), net	(2,155)	(807)	10,368	(648)	6,758
Balance, end of period	$160,422	$240,763	$252,700	$86	$653,971
Increase (decrease) in unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(2,156)	$(1,831)	$10,368	$(749)	$5,632

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s Level III measurements as of March 31, 2019:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$10,397	Transaction price(1)	N/A	N/A
Partnership interests	35,192	Discounted cash flow	Discount rate	8.0%
Collateralized loan obligations	27,190	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	$40,000	Other	N/A	N/A
Total	$112,779

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of March 31, 2019:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$553	Enterprise value market multiple analysis	EBITDA multiple(1)	8.7x - 22.9x	12.1x
	42,526	Other	Net income multiple	34.7x	34.7x
			Illiquidity discount	25.0%	25.0%
	115,953	Transaction price(2)	N/A	N/A	N/A
Partnership interest	283,059	Discounted cash flow	Discount rate	21.4%	21.4%
Fixed income securities
	401,546	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	162,758	Income approach	Yield	5.5% - 16.5%	9.1%
Total assets	$1,006,395
Liabilities
Derivatives instruments	$(3,031)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,031)

(1)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

(2)
Transaction price consists of securities recently purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

The following table summarizes the quantitative inputs and assumptions used for the Consolidated Funds’ Level III measurements as of December 31, 2018:

	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$23,871	Enterprise value market multiple analysis	EBITDA multiple(1)	7.2x - 22.9x	7.7x
	41,562	Other	Net income multiple	38.8x	38.8x
			Illiquidity discount	25.0%	25.0%
	271,447	Discounted cash flow	Discount rate	20.8%	20.8%
	85,319	Transaction price(2)	N/A	N/A	N/A
Fixed income securities
	441,368	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	106,590	Income approach	Yield	1.0% - 14.8%	9.6%
Derivative instruments	1,328	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$971,485
Liabilities
Derivatives instruments	$(648)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(648)

(1)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

(2)
Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

The Company has a non-Ares managed investment in a private fund focused on insurance type investments which is valued using net asset value (“NAV”) per share. This investment had a fair value of $1.1 million and $0.8 million as of March 31, 2019 and December 31, 2018, respectively. The Company has no unfunded commitments for this investment.

Ares Management Corporation
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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$39,451	$1,932	$11,554	$193	$33,026	$1,066	$27,140	$869
Total derivatives, at fair value(2)	$39,451	$1,932	$11,554	$193	$33,026	$1,066	$27,140	$869

	As of March 31, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$338	$338	$338	$338	$1,881	$1,881	$1,881	$1,864
Asset swap - other	—	—	7,836	3,031	5,226	1,328	2,605	648
Total derivatives, at fair value(3)	338	338	8,174	3,369	7,107	3,209	4,486	2,512

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	As of March 31, 2019 and December 31, 2018, the Company had the right to, but elected not to, offset $0.2 million and $0.9 million of its derivative liabilities, respectively.

(3)	As of March 31, 2019 and December 31, 2018, the Consolidated Funds offset $10.0 million and $5.7 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2019		As of December 31, 2018
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/21/2024	N/A	$320,000	3.75%	$235,000	4.00%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,113	4.21%	245,952	4.21%
Total debt obligations				$566,113		$480,952

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 21, 2019, the Company amended the Credit Facility to, among other things, extend the maturity date from February 2022 to March 2024 and to reduce borrowing costs on the drawn and undrawn amounts. As of March 31, 2019, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.15% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of March 31, 2019, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the Company's Senior Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation.
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes
Unamortized debt issuance costs as of December 31, 2018	$4,972	$1,334
Debt issuance costs incurred	1,503	—
Amortization of debt issuance costs	(365)	(58)
Unamortized debt issuance costs as of March 31, 2019	$6,110	$1,276

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs ("Consolidated CLOs") represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

As of March 31, 2019 and December 31, 2018, the following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2019			As of December 31, 2018
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$6,409,811	$6,308,538	10.79	$6,642,616	$6,391,643	10.94
Subordinated notes(2)	395,580	238,958	11.10	455,333	286,448	11.21
Total loan obligations of Consolidated CLOs	$6,805,391	$6,547,496		$7,097,949	$6,678,091

(1)
Original borrowings under the senior secured notes totaled $6.4 billion, with various maturity dates ranging from December 2025 to October 2031. The weighted average interest rate as of March 31, 2019 was 5.22%.

(2)
Original borrowings under the subordinated notes totaled $395.6 million, with various maturity dates ranging from December 2025 to October 2031. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2019 and December 31, 2018, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of March 31, 2019 and December 31, 2018:

			As of March 31, 2019			As of December 31, 2018
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$16,153	4.29%		$14,953	3.98%
	6/29/2019	44,940	38,074	1.55%	(2)	43,624	1.55%	(2)
	3/7/2019	71,500	71,500	3.47%		71,500	3.47%
	6/30/2021	200,375	—	—%		38,844	1.00%	(2)
	7/15/2028	75,000	23,500	4.75%		39,000	4.75%
Revolving Term Loan	1/31/2022	1,900	1,506	8.07%		1,363	8.07%
Total borrowings of Consolidated Funds			$150,733			$209,284

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus an applicable margin.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2019, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of March 31, 2019 and December 31, 2018, the Company had aggregate unfunded commitments of $246.0 million and $267.6 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds managed by the Company.
ARCC Fee Waiver
In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carry over to subsequent quarters. As of March 31, 2019, there are two remaining quarters as part of the fee waiver agreement, with a maximum of $20 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
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
At March 31, 2019 and December 31, 2018, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $442.9 million and $469.0 million, respectively, of which approximately $343.5 million and $364.4 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2019, if the funds were liquidated at their fair values, there would be no repayment obligation, so the Company did not record a contingent repayment liability as of March 31, 2019. As of December 31, 2018, if the funds were liquidated at their fair values, there would be $0.4 million of repayment obligations, so the Company recorded a contingent repayment liability as of December 31, 2018, which is presented on a net basis within carried interest allocation on the Company's Condensed Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Leases
The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 12 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases as of and for the period ending March 31, 2019:

	Classification	As of March 31, 2019
Operating lease assets	Right-of-use operating lease assets	$156,075
Finance lease assets	Other assets(1)	1,280
Total lease assets		$157,355

Operating lease liabilities	Right-of-use operating lease liabilities	$183,037
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	887
Total lease liabilities		$183,924

(1)Finance lease assets are recorded net of accumulated amortization of $0.3 million as of March 31, 2019.

	Classification	Three months ended March 31, 2019
Operating lease expense	General, administrative and other expenses	$6,938
Finance lease expense
Amortization of finance lease assets	General, administrative and other expenses	27
Interest on finance lease liabilities	Interest expense	13
Total lease expense		$6,978

Maturity of lease liabilities as of March 31, 2019	Operating Leases	Finance Leases
2019	$23,419	$—
2020	29,060	316
2021	28,192	316
2022	29,614	316
2023	26,447	—
After 2023	74,328	—
Total future payments	$211,060	$948
Less: interest	28,023	61
Total lease liabilities	$183,037	$887

Lease term and discount rate	As of March 31, 2019
Weighted-average remaining lease terms (in years)
Operating leases	7.2
Finance leases	3.0
Weighted-average discount rate
Operating leases	4.01%
Finance leases	3.40%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Other information	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,682
Operating cash flows from finance leases	52
Financing cash flows from finance leases	264
Leased assets obtained in exchange for new operating lease liabilities	45,435

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, carried interest allocation, incentive fees, principal investment income, other fees and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that accrued carried interest allocations and incentive fees receivable, which are predominantly due from affiliated funds, are presented separately within investments and other assets, respectively, within the Condensed Consolidated Statements of Financial Condition.
The Company has investment management agreements with Ares Funds that it manages. In accordance with these agreements, these Ares Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Ares Funds.
The Company also has entered into agreements to be reimbursed for its expenses incurred for providing administrative services to certain related parties, including ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., ACF FinCo I L.P, and CION Ares Diversified Credit Fund.
Employees and other related parties may be permitted to participate in co-investment vehicles that generally invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These co-investment vehicles generally do not require these individuals to pay management or performance income.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2019	2018
Due from affiliates:
Management fees receivable from non-consolidated funds	$162,616	$151,455
Payments made on behalf of and amounts due from non-consolidated funds and employees	46,638	47,922
Due from affiliates—Company	$209,254	$199,377
Amounts due from portfolio companies and non-consolidated funds	$15,676	$17,609
Due from affiliates—Consolidated Funds	$15,676	$17,609
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,126	$2,105
Management fees received in advance	5,616	5,491
Tax receivable agreement liability	24,927	24,927
Undistributed carried interest and incentive fees	28,821	31,162
Payments made by non-consolidated funds on behalf of and payable by the Company	8,287	18,726
Due to affiliates—Company	$69,777	$82,411

Due from Ares Funds and Portfolio Companies
In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non-consolidated funds for which it is reimbursed. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional services, travel and other costs associated with particular portfolio company holdings, are subject to reimbursement by the portfolio companies. The Company reimbursed ARCC approximately $0.6 million for certain recurring rent and utilities incurred by ARCC during the first quarter of 2018. In addition, in the second quarter ended June 30, 2018, the Company reimbursed ARCC approximately $2.2 million, $3.0 million, $3.2 million and $2.9 million of rent and utilities for the years ended 2017, 2016, 2015 and 2014, respectively, for an aggregate reimbursement to ARCC of $11.8 million. Beginning April 1, 2018, the Company directly incurs these expenses.
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
10. INCOME TAXES
Effective March 1, 2018, the Company elected to be treated as a corporation for U.S. federal and state income tax purposes (the “Tax Election”). Upon the effectiveness of this election, all earnings are subject to U.S. federal, state and local income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income). Prior to March 1, 2018, a substantial portion of the Company's share of carried interest and investment income flowed through to investors without being subject to corporate level income taxes. Consequently, the Company did not reflect a provision for income taxes on such income except those for foreign, state and local income taxes incurred at the entity level. Beginning March 1, 2018, the Company's share of unrealized gains and income items became subject to U.S. corporate tax.
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. The Company recorded an income tax expense of $14.4 million for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recorded an income tax benefit of $12.4 million. The net income tax benefit recorded for the three months ended March 31, 2018 includes a one-time tax adjustment related to the anticipated future tax consequences of performance income and appreciation on certain investments that were previously exempt for tax purposes prior to March 1, 2018.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three months ended March 31, 2019, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate. In 2018, the Company utilized the discrete effective tax rate method to calculate its interim income tax provision since the conversion to a U.S. corporation for tax purposes occurred in an interim period.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $40.2 million and $42.1 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2015. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by using the two-class method. Diluted earnings per share of Class A common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the three months ended March 31, 2019, the treasury stock method was the more dilutive method. For the three months ended March 31, 2018, the two-class method was the more dilutive method.

The computation of diluted earnings per share for the three months ended March 31, 2019 and 2018 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2019	2018
Options	16,314,364	17,411,780
Restricted units	11,820,610	16,352,546
AOG Units	116,996,031	—

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to Class A common stockholders	$39,524	$35,523
Distributions on participating unvested restricted units	(1,806)	(1,899)
Undistributed earnings allocable to participating unvested restricted units	(663)	—
Net income available to Class A common stockholders	$37,055	$33,624
Basic weighted-average shares of Class A common stock	102,906,494	85,617,932
Basic earnings per share of Class A common stock	$0.36	$0.39
Net income attributable to Class A common stockholders	$39,524	$35,523
Distributions on unvested restricted units	—	(1,899)
Incremental net income from assumed exchange of AOG Units	—	26,606
Net income available to Class A common stockholders	$39,524	$60,230
Effect of dilutive shares:
Restricted units	5,485,250	—
Options	2,307,368	—
AOG Units	—	128,234,996
Diluted weighted-average shares of Class A common stock	110,699,112	213,852,928
Diluted earnings per share of Class A common stock	$0.36	$0.28

Dividends declared and paid per Class A common stock	$0.32	$0.40
12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the 2014 Equity Incentive Plan, as amended and restated on March 1, 2018 and as further amended and restated effective November 26, 2018 (the “Equity Incentive Plan”). Based on a formula as defined in the Equity Incentive Plan, the total number of shares available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year. Accordingly, on January 1, 2019, the total number of shares available for issuance under the Equity Incentive Plan reset to 32,792,005 shares, and as of March 31, 2019, 29,292,507 shares remain available for issuance.
Generally, unvested phantom shares, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended March 31,
	2019	2018
Restricted units	$23,012	$18,030
Restricted units with a market condition	891	—
Options	3,101	2,664
Phantom shares	548	393
Equity-based compensation expense	$27,552	$21,087

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Restricted Units
Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company's Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either (i) at a rate of one‑third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, (iii) at a rate of one quarter per year, beginning on either the first or second anniversary of the grant date or the holder's employment commencement date, or (iv) at a rate of one third per year, beginning on the first anniversary of the grant date in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.
The holders of restricted units other than the market condition awards described below generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the three months ended March 31, 2019, the Company declared dividends of $0.32 per share to Class A common stockholders at the close of business on March 15, 2019. For the three months ended March 31, 2019, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $5.5 million, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity during the three months ended March 31, 2019:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	16,255,475	$19.21
Granted	3,825,201	20.18
Vested	(2,568,885)	17.84
Forfeited	(205,931)	19.11
Balance - March 31, 2019	17,305,860	$19.63
The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $250.6 million as of March 31, 2019 and is expected to be recognized over the remaining weighted average period of 3.29 years.
Restricted Unit Awards with a Market Condition
The following table presents the unvested market condition awards' activity during the three months ended March 31, 2019:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	1,333,334	$9.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance - March 31, 2019	1,333,334	$9.30

The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $10.0 million as of March 31, 2019 and is expected to be recognized over the remaining weighted average period of 2.90 years.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the three months ended March 31, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2019	18,741,504	$18.99	4.88	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(77,502)	19.00	—	—
Forfeited	(42,270)	19.00	—	—
Balance - March 31, 2019	18,621,732	$18.99	4.58	$78,563
Exercisable at March 31, 2019	13,101,815	$18.99	4.36	$55,269
As of March 31, 2019, there was $1.3 million of total unrecognized compensation expense that is expected to be recognized during the quarter ending June 30, 2019.
Phantom Shares
A summary of unvested phantom shares' activity during the three months ended March 31, 2019 is presented below:

	Phantom Shares	Weighted Average Grant Date Fair Value Per Share
Balance - January 1, 2019	66,287	$19.00
Vested	—	—
Forfeited	(3,313)	19.00
Balance - March 31, 2019	62,974	$19.00
The fair value of the awards is remeasured at each reporting period and was $23.21 per unit as of March 31, 2019. Based on the fair value of the awards at March 31, 2019, $0.1 million of unrecognized compensation expense in connection with phantom shares outstanding is expected to be recognized during the quarter ending June 30, 2019.
13. EQUITY
Common Stock

The Company completed its conversion from a Delaware limited partnership to a Delaware corporation (the "Conversion") effective on November 26, 2018. Prior to the Conversion, common shares represented limited partnership interests in the Company. The holders of common shares were entitled to participate pro rata in distributions from the Company and to exercise the rights or privileges that were available to common shareholders under the Company’s limited partnership agreement. The common shareholders had limited voting rights and had no right to remove the Company’s general partner, Ares Management GP LLC, or, except in limited circumstances, to elect the directors of the general partner.
Since the Conversion on November 26, 2018, the Company's common stock consists of Class A, Class B and Class C common stock. As a result of the Conversion on November 26, 2018, (i) each outstanding common share representing limited partner interests in the Company before the Conversion converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.01 par value per share, of the Company, (ii) the general partner share of the Company before the Conversion converted into 1,000 issued and outstanding, fully paid and nonassessable shares of Class B common stock, $0.01 par value per share, of the Company and (iii) the special voting share of the Company before the Conversion converted into one issued and outstanding, fully paid and nonassessable share, of Class C common stock, $0.01 par value per share, of the Company.

Ares Management Corporation
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
The following table presents the changes in each class of common stock for the three months ended March 31, 2019:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2019	101,594,095	1,000	1	101,595,096
AOG units conversions	97,493	—	—	97,493
Vesting of restricted stock awards	1,433,000	—	—	1,433,000
Balance outstanding - March 31, 2019	103,124,588	1,000	1	103,125,589
The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities as of March 31, 2019 and December 31, 2018, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the three months ended March 31, 2019 and 2018.

					Daily Average Ownership
	As of March 31, 2019		As of December 31, 2018		For the Three Months Ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2019	2018
Ares Management Corporation	103,124,588	46.87%	101,594,095	46.47%	46.80%	40.04%
Ares Owners Holding L.P.	116,920,298	53.13%	117,019,274	53.53%	53.20%	54.98%
Affiliate of Alleghany Corporation	—	—%	—	—%	—%	4.98%
Total	220,044,886	100.00%	218,613,369	100.00%
Preferred Stock
In connection with the Conversion on November 26, 2018, each 7.00% Series A preferred share of the Company before the Conversion was converted into one share of 7.00% Series A Preferred Stock, $0.01 par value per share of the Company. As of March 31, 2019 and December 31, 2018, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the three months ended March 31, 2019, the Company reclassified certain expenses from OMG to its operating segments. The Company has modified historical results to conform with its current presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $101.1 billion of AUM and 165 funds as of March 31, 2019. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, alternative credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate borrowers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The alternative credit strategy seeks investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. Alternative credit investments include certain structural features designed to protect value and minimize loss such as asset security, seniority, covenants, and cash flow prioritization. These investments include asset-backed securities, specialty assets, real assets, and structured credit. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Company provides investors access to these capabilities through several vehicles, including commingled funds, separately managed accounts and a publicly traded vehicle. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of March 31, 2019, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $23.8 billion of AUM as of March 31, 2019, broadly categorizing its investment strategies as corporate private equity, infrastructure and power, special opportunities and energy opportunities. As of March 31, 2019 the group managed five corporate private equity commingled funds focused on North America and Europe and three focused on greater China, five commingled funds and six related co-investment vehicles focused on infrastructure and power, two commingled special opportunities funds and the Company's first energy opportunities fund. In its North American and European flexible capital corporate private equity strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The infrastructure and power strategy targets infrastructure-related assets across the power generation, transmission, midstream sectors and renewables seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special opportunities strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios. The energy opportunities strategy targets investments in the energy industry where its flexible capital can provide attractive risk-adjusted returns while mitigating commodity risk.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive equity and debt strategies, with approximately $11.8 billion of AUM across 45 funds as of March 31, 2019. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy. The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe. The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.
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
Realized income (“RI”), a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of the Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded from RI but are amortized to match the period over which management fees are recognized. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $38,393)	$162,966	$51,396	$18,650	$233,012	$—	$233,012
Other fees	3,066	—	9	3,075	—	3,075
Compensation and benefits	(60,348)	(21,196)	(9,284)	(90,828)	(32,661)	(123,489)
General, administrative and other expenses	(13,505)	(4,057)	(3,132)	(20,694)	(20,632)	(41,326)
Fee related earnings	92,179	26,143	6,243	124,565	(53,293)	71,272
Performance income—realized	21,925	44,123	2,525	68,573	—	68,573
Performance related compensation—realized	(12,663)	(35,297)	(1,257)	(49,217)	—	(49,217)
Realized net performance income	9,262	8,826	1,268	19,356	—	19,356
Investment income—realized	858	10,936	3,480	15,274	—	15,274
Interest and other investment income—realized	2,905	294	1,105	4,304	15	4,319
Interest expense	(1,899)	(2,175)	(1,119)	(5,193)	(396)	(5,589)
Realized net investment income	1,864	9,055	3,466	14,385	(381)	14,004
Realized income	$103,305	$44,024	$10,977	$158,306	$(53,674)	$104,632
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $28,417)	$131,766	$49,887	$15,173	$196,826	$—	$196,826
Other fees	5,730	340	3	6,073	—	6,073
Compensation and benefits	(50,694)	(19,199)	(7,639)	(77,532)	(30,192)	(107,724)
General, administrative and other expenses	(9,854)	(4,041)	(2,432)	(16,327)	(18,391)	(34,718)
Fee related earnings	76,948	26,987	5,105	109,040	(48,583)	60,457
Performance income—realized	5,071	4,398	13,638	23,107	—	23,107
Performance related compensation—realized	(3,088)	(3,560)	(8,221)	(14,869)	—	(14,869)
Realized net performance income	1,983	838	5,417	8,238	—	8,238
Investment income—realized	771	671	3,350	4,792	838	5,630
Interest and other investment income—realized	3,189	59	217	3,465	1,152	4,617
Interest expense	(4,673)	(1,228)	(420)	(6,321)	(548)	(6,869)
Realized net investment income	(713)	(498)	3,147	1,936	1,442	3,378
Realized income	$78,218	$27,327	$13,669	$119,214	$(47,141)	$72,073

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	For the Three Months Ended March 31,
	2019	2018
Segment revenues
Management fees (includes ARCC Part I Fees of $38,393 and $28,417 for the three months ended March 31, 2019 and 2018, respectively)	$233,012	$196,826
Other fees	3,075	6,073
Performance income—realized	68,573	23,107
Total segment revenues	$304,660	$226,006
Segment expenses
Compensation and benefits	$90,828	$77,532
General, administrative and other expenses	20,694	16,327
Performance related compensation—realized	49,217	14,869
Total segment expenses	$160,739	$108,728
Segment realized net investment income (loss)
Investment income—realized	$15,274	$4,792
Interest and other investment income- realized	4,304	3,465
Interest expense	(5,193)	(6,321)
Total segment realized net investment income	$14,385	$1,936

The following table reconciles the Company's consolidated revenues to segment revenue:

	For the Three Months Ended March 31,
	2019	2018
Total consolidated revenue	$477,197	$266,089
Performance income-unrealized	(146,575)	(35,118)
Management fees of Consolidated Funds eliminated in consolidation	8,413	7,311
Incentive fees of Consolidated Funds eliminated in consolidation	434	—
Principal investment income of Consolidated Funds eliminated in consolidation	1,133	(2,201)
Administrative fees(1)	(6,602)	(6,412)
Performance income reclass(2)	606	(975)
Principal investment income	(29,892)	(2,708)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries(3)	(54)	20
Total consolidation adjustments and reconciling items	(172,537)	(40,083)
Total segment revenue	$304,660	$226,006

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)
Related to performance income for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within net realized and unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

(3)	Adjustments represents administrative fees reimbursed, net of management fees earned that are attributable to certain joint venture partners.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated expenses to segment expenses:

	For the Three Months Ended March 31,
	2019	2018
Total consolidated expenses	$369,107	$206,283
Performance related compensation-unrealized	(107,303)	(11,009)
Expenses of Consolidated Funds added in consolidation	(13,401)	(8,629)
Expenses of Consolidated Funds eliminated in consolidation	8,847	7,313
Administrative fees(1)	(6,602)	(6,412)
OMG expenses	(53,293)	(48,583)
Acquisition and merger-related expenses	(1,773)	319
Equity compensation expense	(27,552)	(21,087)
Placement fees and underwriting costs	(521)	(1,664)
Amortization of intangibles	(1,211)	(3,287)
Depreciation expense	(4,613)	(3,889)
Expenses of non-controlling interests in consolidated subsidiaries(2)	(946)	(627)
Total consolidation adjustments and reconciling items	(208,368)	(97,555)
Total segment expenses	$160,739	$108,728

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)	Costs being borne by certain joint venture partners.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	For the Three Months Ended March 31,
	2019	2018
Total consolidated other income	$27,870	$2,240
Investment (income) loss - unrealized	(16,183)	5,651
Interest and other investment (income) loss - unrealized	4,978	(77)
Other expense from Consolidated Funds added in consolidation, net	(31,207)	(7,252)
Other (income) expense from Consolidated Funds eliminated in consolidation, net	(372)	459
OMG other expense (income)	30	(2,768)
Performance income reclass(1)	(606)	975
Principal investment income	29,892	2,708
Other (income) expense	(1)	7
Other income of non-controlling interests in consolidated subsidiaries(2)	(16)	(7)
Total consolidation adjustments and reconciling items	(13,485)	(304)
Total segment realized net investment income	$14,385	$1,936

(1)
Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within net realized and unrealized gain (loss) on investments in the Company’s Consolidated Statements of Operations.

(2)	Costs being borne by certain joint venture partners.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	For the Three Months Ended March 31,
	2019	2018
Income before taxes	$135,960	$62,046
Adjustments:
Amortization of intangibles	1,211	3,287
Depreciation expense	4,613	3,889
Equity compensation expenses	27,552	21,087
Acquisition and merger-related expenses	1,773	(319)
Placement fees and underwriting costs	521	1,664
OMG expenses, net	53,323	45,815
Other (income) expense	(1)	7
Expense of non-controlling interests in consolidated subsidiaries(1)	876	640
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(17,045)	(367)
Total performance income - unrealized	(146,575)	(35,118)
Total performance related compensation - unrealized	107,303	11,009
Total investment (income) loss - unrealized	(11,205)	5,574
Realized income	158,306	119,214
Total performance income - realized	(68,573)	(23,107)
Total performance related compensation - realized	49,217	14,869
Total investment income - realized	(14,385)	(1,936)
Fee related earnings	$124,565	$109,040

(1)	Adjustments for administrative fees reimbursed and other revenue items attributable to certain joint venture partners.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

15. CONSOLIDATION

Investments in Consolidated Variable Interest Entities
The Company consolidates entities in which the Company has a variable interest and as the general partner or investment manager, has both the power to direct the most significant activities and a potentially significant economic interest. Investments in the consolidated VIEs are reported at fair value and represent the Company’s maximum exposure to loss.
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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of March 31,	As of December 31,
	2019	2018
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$232,534	$222,477
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	276,229	186,455
Assets of consolidated VIEs	8,200,876	8,141,280
Liabilities of consolidated VIEs	7,397,245	7,479,383

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to non-controlling interests related to consolidated VIEs	$17,624	$367

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of March 31, 2019 and December 31, 2018 and results from operations for the three months ended March 31, 2019 and 2018.

	As of March 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$120,498	$—	$—	$120,498
Investments ($970,395 of accrued carried interest)	1,752,184	—	(276,229)	1,475,955
Due from affiliates	217,032	—	(7,778)	209,254
Other assets	326,656	—	—	326,656
Right-of-use operating lease assets	156,075	—	—	156,075
Assets of Consolidated Funds
Cash and cash equivalents	—	537,947	—	537,947
Investments, at fair value	—	7,546,822	—	7,546,822
Due from affiliates	—	15,676	—	15,676
Receivable for securities sold	—	79,067	—	79,067
Other assets	—	21,364	—	21,364
Total assets	$2,572,445	$8,200,876	$(284,007)	$10,489,314
Liabilities
Accounts payable, accrued expenses and other liabilities	$57,694	$—	$—	$57,694
Accrued compensation	64,568	—	—	64,568
Due to affiliates	69,777	—	—	69,777
Performance related compensation payable	704,278	—	—	704,278
Debt obligations	566,113	—	—	566,113
Right-of-use operating lease liabilities	183,037	—	—	183,037
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	74,657	—	74,657
Due to affiliates	—	7,778	(7,778)	—
Payable for securities purchased	—	591,137	—	591,137
CLO loan obligations, at fair value	—	6,572,940	(25,444)	6,547,496
Fund borrowings	—	150,733	—	150,733
Total liabilities	1,645,467	7,397,245	(33,222)	9,009,490
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	803,631	(250,785)	552,846
Non-controlling interest in Ares Operating Group entities	327,300	—	—	327,300
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (103,124,588 shares issued and outstanding)	1,031	—	—	1,031
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding)	—	—	—	—
Additional paid-in-capital	332,305	—	—	332,305
Retained earnings	(25,179)	—	—	(25,179)
Accumulated other comprehensive loss, net of tax	(7,240)	—	—	(7,240)
Total stockholders' equity	599,678	—	—	599,678
Total equity	926,978	803,631	(250,785)	1,479,824
Total liabilities, non-controlling interests and equity	$2,572,445	$8,200,876	$(284,007)	$10,489,314

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$110,247	$—	$—	$110,247
Investments ($841,079 of accrued carried interest)	1,512,592	—	(186,455)	1,326,137
Due from affiliates	207,924	—	(8,547)	199,377
Other assets	377,651	—	—	377,651
Assets of Consolidated Funds
Cash and cash equivalents	—	384,644	—	384,644
Investments, at fair value	—	7,673,165	—	7,673,165
Due from affiliates	—	17,609	—	17,609
Receivable for securities sold	—	42,076	—	42,076
Other assets	—	23,786	—	23,786
Total assets	$2,208,414	$8,141,280	$(195,002)	$10,154,692
Liabilities
Accounts payable, accrued expenses and other liabilities	$83,221	$—	$—	$83,221
Accrued compensation	29,389	—	—	29,389
Due to affiliates	82,411	—	—	82,411
Performance related compensation payable	641,737	—	—	641,737
Debt obligations	480,952	—	—	480,952
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	83,876	—	83,876
Due to affiliates	—	8,547	(8,547)	—
Payable for securities purchased	—	471,390	—	471,390
CLO loan obligations	—	6,706,286	(28,195)	6,678,091
Fund borrowings	—	209,284	—	209,284
Total liabilities	1,317,710	7,479,383	(36,742)	8,760,351
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	661,897	(158,260)	503,637
Non-controlling interest in Ares Operating Group entities	302,780	—	—	302,780
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 units issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (101,594,095 shares issued and outstanding)	1,016	—	—	1,016
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 shares issued and outstanding)	—	—	—	—
Additional paid-in-capital	326,007	—	—	326,007
Retained earnings	(29,336)	—	—	(29,336)
Accumulated other comprehensive loss, net of taxes	(8,524)	—	—	(8,524)
Total stockholders' equity	587,924	—	—	587,924
Total equity	890,704	661,897	(158,260)	1,394,341
Total liabilities, non-controlling interests and equity	$2,208,414	$8,141,280	$(195,002)	$10,154,692

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended March 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $38,393)	$233,072	$—	$(8,413)	$224,659
Carried interest allocation	197,293	—	—	197,293
Incentive fees	17,249	—	(434)	16,815
Principal investment income	29,892	—	(1,133)	28,759
Administrative, transaction and other fees	9,671	—	—	9,671
Total revenues	487,177	—	(9,980)	477,197
Expenses
Compensation and benefits	156,846	—	—	156,846
Performance related compensation	156,520	—	—	156,520
General, administrative and other expense	51,187	—	—	51,187
Expenses of the Consolidated Funds	—	13,401	(8,847)	4,554
Total expenses	364,553	13,401	(8,847)	369,107
Other income (expense)
Net realized and unrealized gain on investments	4,424	—	(948)	3,476
Interest and dividend income	2,324	—	(480)	1,844
Interest expense	(5,589)	—	—	(5,589)
Other expense, net	(4,868)	—	371	(4,497)
Net realized and unrealized gain on investments of the Consolidated Funds	—	3,748	616	4,364
Interest and other income of the Consolidated Funds	—	93,184	—	93,184
Interest expense of the Consolidated Funds	—	(65,725)	813	(64,912)
Total other income (expense)	(3,709)	31,207	372	27,870
Income before taxes	118,915	17,806	(761)	135,960
Income tax expense (benefit)	14,963	(579)	—	14,384
Net income	103,952	18,385	(761)	121,576
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	18,385	(761)	17,624
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	59,003	—	—	59,003
Net income attributable to Ares Management Corporation	44,949	—	—	44,949
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$39,524	$—	$—	$39,524

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended March 31, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $28,417)	$196,826	$—	$(7,311)	$189,515
Carried interest allocation	54,129	—	—	54,129
Incentive fees	5,071	—	—	5,071
Principal investment income	2,708	—	2,201	4,909
Administrative, transaction and other fees	12,465	—	—	12,465
Total revenues	271,199	—	(5,110)	266,089
Expenses
Compensation and benefits	134,639	—	—	134,639
Performance related compensation	25,878	—	—	25,878
General, administrative and other expense	44,450	—	—	44,450
Expenses of the Consolidated Funds	—	8,629	(7,313)	1,316
Total expenses	204,967	8,629	(7,313)	206,283
Other income (expense)
Net realized and unrealized loss on investments	(1,178)	—	339	(839)
Interest and dividend income	3,347	—	—	3,347
Interest expense	(6,869)	—	—	(6,869)
Other income (expense), net	147	—	(458)	(311)
Net realized and unrealized loss on investments of the Consolidated Funds	—	(12,452)	(633)	(13,085)
Interest and other income of the Consolidated Funds	—	64,422	—	64,422
Interest expense of the Consolidated Funds	—	(44,718)	293	(44,425)
Total other income (expense)	(4,553)	7,252	(459)	2,240
Income (loss) before taxes	61,679	(1,377)	1,744	62,046
Income tax benefit	(12,375)	—	—	(12,375)
Net income (loss)	74,054	(1,377)	1,744	74,421
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	(1,377)	1,744	367
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	33,106	—	—	33,106
Net income attributable to Ares Management L.P.	40,948	—	—	40,948
Less: Preferred equity dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management L.P. common shareholders	$35,523	$—	$—	$35,523

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2019 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In April 2019, the Company's board of directors declared a quarterly dividend of $0.32 per share of Class A common stock payable on June 28, 2019 to common stockholders of record at the close of business on June 14, 2019.

In April 2019, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on June 30, 2019 to preferred stockholders of record at the close of business on June 15, 2019. As June 15, 2019 falls on a Saturday, the effective record date for the dividend will be Friday, June 14, 2019.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Ares Management Corporation is a Delaware corporation, which was formerly a limited partnership formed on November 15, 2013 and which converted to a Delaware corporation effective on November 26, 2018. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑ investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10‑Q and the audited consolidated financial statements and the related notes included in the 2018 Annual Report on Form 10-K of Ares Management Corporation.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.
Our Business
We are a leading global alternative asset manager that operates through three distinct but complementary investment groups, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2019, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues primarily consist of management fees, carried interest allocation, incentive fees, as well as principal investment income, administrative expense reimbursements and transaction fees. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Carried interest allocation and incentive fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. Carried interest allocation and incentive fees are collectively referred to as performance income in our segment results and non-GAAP measures. Principal investment income consists of interest and dividend income and net realized and unrealized gain (loss) from the equity method investments that we manage. Other income (expense) typically represents investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from our other investments as well as investments of the Consolidated Funds. Interest expense is a component of other income (expense). We provide administrative services to certain of our affiliated funds that are presented within administrative, transaction and other fees for GAAP reporting but are netted against the respective expenses for segment reporting purposes. We also receive transaction fees from certain funds for activities related to fund transactions, such as loan originations. In accordance with GAAP, we are required to consolidate funds where we have a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues, expenses and realized net investment income (loss) on a combined basis, which reflects the results of our reportable segments without giving effect to the consolidation of the funds. Accordingly, our segment revenues consist of management fees, other fees and realized performance income. Our segment expenses consist of compensation and benefits, general, administrative and other expenses and realized performance income compensation, net of administrative fees. Our segment realized net investment income (loss) consist of realized net investment income, interest and other realized investment income and interest expense.
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of March 31, 2019, approximately 72% of our assets under management were in funds with a remaining contractual life of three years or more, approximately 75% were in funds with an initial duration greater than seven years at time of closing, and 90% of our management fees are derived from permanent capital, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

U.S. markets began 2019 on a high note due to shifting Federal Reserve policy, better-than expected corporate earnings and continued momentum in U.S.-China trade talks. The macro and corporate fundamental backdrop contributed to positive market sentiment and gains across most asset classes. The Federal Reserve’s pause on rate hikes influenced supply and demand for sub-investment grade credit markets, which resulted in higher leveraged loan and high yield bond prices during the quarter. The CSLLI, a leveraged loan index, returned 3.8% in the first quarter of 2019 while the ICE BAML High Yield Master II Index, a high yield bond index, returned 7.4% in the first quarter of 2019.
European corporate credit markets experienced a similar recovery, although at a lesser degree, as central bank policy, moderating economic growth forecasts and geopolitical events shaped market sentiment. The European Central Bank announced a pause on rate hikes for 2019 while the consensus forecast for real GDP growth in the E.U. decreased from 1.8% to 1.6%. Although continued momentum in U.S.-China trade talks was a cause for optimism, Brexit continued to create uncertainty for the European economy. During the first quarter of 2019, the Credit Suisse Western European Leveraged Loan Index returned 2.0% while the ICE BAML European Currency High Yield Index returned 5.2%.
In the U.S., the S&P 500 Index recovered strongly from the volatility seen in the fourth quarter of 2018 with the index gaining 13.7% in the first quarter of 2019 compared to a decline of 5.2% for all of 2018. Outside the U.S., the broad based recovery lifted global equity markets as well with the MSCI All Country World ex USA Index increasing 10.3% in the first quarter of 2019 from its 14.2% decline in 2018. The intermediated private equity auction market remains highly competitive and leveraged buy out purchase price multiples remained near historical highs during the first quarter of 2019. Amid a significant expansion in the size of the corporate debt market, leverage levels continue to increase and are even higher when EBITDA-adjustments are taken into account. These dynamics have led to a significant compression in private equity risk premiums. We continue to believe careful company selection, a focus on high-quality assets and a differentiated view to drive value creation is of paramount importance in the current market environment.

U.S. and European commercial real estate fundamentals remained healthy at the end of 2018. In the U.S., first quarter sector vacancies remained near cyclical lows despite increased supply activity especially for the apartment and industrial sectors. In Europe, first quarter supply and demand ratios stayed favorable supported by tight labor markets, low interest rates and elevated consumer spending. Across our targeted markets in both the U.S. and Europe, we continue to find opportunities to capitalize on our deep understanding of local market and overall industry dynamics to acquire and lend to commercial real estate.
Notwithstanding the potential opportunities represented by market volatility, future earnings, cash flows, dividend payments and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.

Consolidation and Deconsolidation of Ares Funds
Consolidated funds represented approximately 6.3% of our AUM as of March 31, 2019, 3.6% of our management fees and less than 1% of our performance income for the three months ended March 31, 2019. As of March 31, 2019, we consolidated 13 CLOs and nine private funds, and as of March 31, 2018, we consolidated nine CLOs and nine private funds.
Our CLOs serve as long-term, non-recourse financing for debt investments and as a way to minimize refinancing and maturity risk and secure a fixed cost of funds over an underlying market interest rate. As of March 31, 2019, our maximum exposure of loss for CLO securities was $88.9 million.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest expense of Consolidated Funds, net realized and unrealized gain (loss) on investments of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three months ended March 31, 2019 and 2018. Also, the consolidation of these funds typically has the impact of decreasing management fees, carried interest allocation and incentive fees reported under GAAP to the extent these are eliminated upon consolidation. For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

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

We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2019, one entity was liquidated/dissolved and two entities experienced a significant change in ownership that resulted in deconsolidation of the fund during the period.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
Managing Business Performance
Non‑GAAP Financial Measures
We use the following non-GAAP measures to assess and track our performance:

•	Fee Related Earnings (FRE)

•	Realized Income (RI)

These non‑GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry, which are discussed below.
Assets Under Management
Assets under management (“AUM”) refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:

•	net asset value (“NAV”) of such funds;

•	the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
NAV refers to the fair value of all of the assets of a fund less the liabilities of the fund.
For CLOs, our AUM is equal to initial principal amounts of notes adjusted for paydowns.

The tables below provide rollforwards of our total AUM by segment for the three months ended March 31, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2018	$95,836	$23,487	$11,340	$130,663
Net new par/equity commitments	2,565	31	162	2,758
Net new debt commitments	2,966	—	473	3,439
Distributions	(1,348)	(640)	(339)	(2,327)
Change in fund value	1,057	900	174	2,131
Balance at 3/31/2019	$101,076	$23,778	$11,810	$136,664
Average AUM(1)	$98,457	$23,633	$11,576	$133,666

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2017	$71,732	$24,530	$10,229	$106,491
Net new par/equity commitments	3,098	13	857	3,968
Net new debt commitments	2,755	—	—	2,755
Distributions	(1,337)	(282)	(291)	(1,910)
Change in fund value	1,062	42	101	1,205
Balance at 3/31/2018	$77,310	$24,303	$10,896	$112,509
Average AUM(1)	$74,522	$24,417	$10,563	$109,502

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, are presented below as of March 31, 2019 and 2018 (in millions):

AUM: $136,664	AUM: $112,509

FPAUM	Non-fee paying(1)	AUM not yet earning fees	General partner and affiliates

(1) Includes $6.8 billion and $6.2 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2019 and 2018, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management
The following components generally comprise our FPAUM:

•
The amount of limited partner capital commitments for certain closed-end funds within the reinvestment period in the Credit Group, certain funds in the Private Equity Group and certain private funds in the Real Estate Group;

•
The amount of limited partner invested capital for the aforementioned closed-end funds beyond the reinvestment period as well as the structured assets funds in the Credit Group, certain managed accounts within their reinvestment period, European commingled funds in the Credit Group and co-invest vehicles in the Real Estate Group;

•	The gross amount of aggregate collateral balance, for CLOs, at par, adjusted for defaulted or discounted collateral; and

•
The portfolio value, gross asset value or NAV, adjusted in certain instances for cash or certain accrued expenses, for the remaining funds in the Credit Group, ARCC, certain managed accounts in the Credit Group and certain debt funds in the Real Estate Group.

The tables below provide rollforwards of our total FPAUM by segment for the three months ended March 31, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$81,870
Commitments	1,838	81	86	2,005
Subscriptions/deployment/increase in leverage	3,933	313	156	4,402
Redemptions/distributions/decrease in leverage	(1,465)	(145)	(181)	(1,791)
Change in fund value	905	2	(38)	869
Change in fee basis	(134)	—	—	(134)
FPAUM Balance at 3/31/2019	$62,924	$17,322	$6,975	$87,221
Average FPAUM(1)	$60,386	$17,198	$6,964	$84,548

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2017	$49,450	$16,858	$6,189	$72,497
Commitments	928	13	766	1,707
Subscriptions/deployment/increase in leverage	1,964	204	136	2,304
Redemptions/distributions/decrease in leverage	(1,226)	(427)	(182)	(1,835)
Change in fund value	430	15	46	491
Change in fee basis	(6)	—	(204)	(210)
FPAUM Balance at 3/31/2018	$51,540	$16,663	$6,751	$74,954
Average FPAUM(1)	$50,497	$16,762	$6,471	$73,730

(1) Represents the quarterly average of beginning and ending balances.

Incentive Eligible Assets Under Management, Incentive Generating Assets Under Management and Available Capital
IEAUM generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds from which we are entitled to receive a performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IEAUM.
IGAUM generally represents the NAV or total assets of our funds, as applicable, from which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IGAUM.

The charts below present our Incentive Generating AUM and Incentive Eligible AUM by segment as of March 31, 2019 and 2018 (in millions):

Credit	Private Equity	Real Estate

As of March 31, 2019 and 2018, our available capital, which we refer to as dry powder, was $35.0 billion and $26.6 billion, respectively, primarily attributable to our funds in the Credit Group and the Private Equity Group.
Management Fees Fund Duration
We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended March 31, 2019 and 2018, 84% and 80%, respectively, of our unconsolidated management fees were attributable to funds with three or more years in duration. The charts below present the composition of our unconsolidated management fees by the initial fund duration for the three months ended March 31, 2019 and 2018:

Permanent Capital	3 to 6 years	7 to 9 years	10 or more years	Differentiated Managed Accounts(1)	Fewer Than 3 years	Managed Accounts

(1) Differentiated managed accounts have been managed by the Company for longer than three years, are investing in illiquid strategies or are co-investments structured to pay management fees.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the three months ended March 31, 2019 or represented at least 1% of the Company’s total FPAUM as of March 31, 2019, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Results of Operations
Consolidated Results of Operations
We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented. The following table and discussion sets forth information regarding our consolidated results of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Revenues
Management fees (includes ARCC Part I Fees of $38,393 and $28,417 for the three months ended March 31, 2019 and 2018, respectively)	$224,659	$189,515	$35,144	19%
Carried interest allocation	197,293	54,129	143,164	264%
Incentive fees	16,815	5,071	11,744	232%
Principal investment income	28,759	4,909	23,850	NM
Administrative, transaction and other fees	9,671	12,465	(2,794)	(22)%
Total revenues	477,197	266,089	211,108	79%
Expenses
Compensation and benefits	156,846	134,639	(22,207)	(16)%
Performance related compensation	156,520	25,878	(130,642)	NM
General, administrative and other expenses	51,187	44,450	(6,737)	(15)%
Expenses of Consolidated Funds	4,554	1,316	(3,238)	(246)%
Total expenses	369,107	206,283	(162,824)	(79)%
Other income (expense)
Net realized and unrealized gain (loss) on investments	3,476	(839)	4,315	NM
Interest and dividend income	1,844	3,347	(1,503)	(45)%
Interest expense	(5,589)	(6,869)	1,280	19%
Other expense, net	(4,497)	(311)	(4,186)	NM
Net realized and unrealized gain (loss) on investments of Consolidated Funds	4,364	(13,085)	17,449	NM
Interest and other income of Consolidated Funds	93,184	64,422	28,762	45%
Interest expense of Consolidated Funds	(64,912)	(44,425)	(20,487)	(46)%
Total other income	27,870	2,240	25,630	NM
Income before taxes	135,960	62,046	73,914	119%
Income tax expense (benefit)	14,384	(12,375)	(26,759)	NM
Net income	121,576	74,421	47,155	63%
Less: Net income attributable to non-controlling interests in Consolidated Funds	17,624	367	17,257	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	59,003	33,106	25,897	78%
Net income attributable to Ares Management Corporation	44,949	40,948	4,001	10%
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—%
Net income attributable to Ares Management Corporation Class A common stockholders	$39,524	$35,523	4,001	11%

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our condensed consolidated results of operations for the three months ended March 31, 2019 compared to 2018.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues
Management Fees. Total management fees increased by $35.1 million, or 19%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in total management fees was primarily driven by an increase in ARCC Part I Fees and by higher FPAUM from capital deployments and new commitments during the current year period. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $143.2 million, or 264%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Carried interest allocation for the three months ended March 31, 2019 and 2018 was principally composed of the following (in millions):

	Three Months Ended March 31, 2019	Primary Drivers	Three Months Ended March 31, 2018	Primary Drivers
Credit funds	$36.8	12 direct lending funds with $8.9 billion of IGAUM as of March 31, 2019 generating returns in excess of their hurdle rates. Ares Capital Europe III, L.P. (“ACE III”) and Ares Capital Europe IV, L.P. (“ACE IV”) generated $13.2 million and $12.5 million of carried interest allocation during the period, respectively.	$16.1
11 direct lending funds with $5.3 billion of IGAUM as of March 31, 2018 generating returns in excess of their hurdle rates. ACE III generated $10.8 million of carried interest allocation during the period

Private equity funds	144.1	Market appreciation of Ares Corporate Opportunities Fund III, L.P.'s (“ACOF III”) investment in Floor & Decor Holdings, Inc. (“Floor & Decor”); and market appreciation across multiple Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) portfolio companies	25.4	Market appreciation of an ACOF III's investment in Floor & Decor offset by a reduction in fair value in an Ares Energy Investors Fund V, L.P. (“EIF V”) asset
Real estate funds	16.4	Net market appreciation from properties within eight of our U.S. real estate funds	12.6	Net market appreciation from properties within six of our U.S. and five of our European real estate funds
Carried interest allocation	$197.3		$54.1
Incentive Fees. Incentive fees increased by $11.7 million, or 232%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by 11 direct lending funds with incentive fees that crystallized during the three months ended March 31, 2019.
Principal investment income. Principal investment income increased by $23.9 million to $28.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to a higher valuation of our investment in ACOF III. The higher valuation was primarily driven by market appreciation of the fund's investment in Floor & Decor, which benefited from the general equity market rebound during the three months ended March 31, 2019.
Administrative, Transaction and Other Fees. Administrative fees and other fees decreased by $2.8 million, or 22%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease for the comparative periods was primarily driven by fewer transaction-based fees based on loan originations within certain funds in our Credit Group that will fluctuate periodically with the volume of syndicated loan originations and with the amount of capital available for deployment.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $22.2 million, or 16%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by merit increases, 5% headcount growth and an increase in equity compensation for the comparative periods. Equity compensation expense increased by $6.5 million for the comparative periods primarily due to additional restricted units granted as part of our annual bonus program and to certain retention awards, including new restricted units with a market condition granted to our Chief Executive Officer subsequent to March 31, 2018. Additionally, our annual equity compensation bonus program commenced in 2016 with awards scheduled to vest over a four year service period. As such, equity compensation expense for the three months ended March 31, 2019 reflected four years of bonus awards whereas equity compensation expense for the three months ended March 31, 2018 reflected only three years of bonus grants.
Performance Related Compensation.  Performance related compensation increased by $130.6 million to $156.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in performance related compensation is largely correlated with the increase in carried interest allocation and incentive fees before giving effect to the carried interest allocation and incentive fees earned from our Consolidated Funds that are eliminated upon consolidation. The increase was also impacted by a $13.7 million reversal of unrealized performance related compensation expense recorded during the three months ended March 31, 2018. At March 31, 2018, we evaluated the unrealized performance related compensation payable balance that was recorded as of December 31, 2017, and determined that $13.7 million of that liability was no longer probable of payment based on the terms of payment that require payment only when revenue is realized.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $6.7 million, or 15%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Beginning in the second quarter of 2018, we began to incur certain expenses that were previously incurred by ARCC. These expenses, which we expect to recur in future periods, amounted to $2.7 million of occupancy and marketing related expenses for the three months ended March 31, 2019. Additionally, we continue to invest in expanding our retail distribution footprint through a joint venture, which pays a third party broker for retail distribution services.
Expenses of the Consolidated Funds. Expenses of the Consolidated Funds increased by $3.2 million, or 246%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by higher professional fees incurred as a result of a CLO debt issuance during the three months ended March 31, 2019. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments increased by $4.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to higher net gains on our CLO investments for the comparative periods, which benefited from favorable market conditions during the three months ended March 31, 2019. Additionally, we recognized net gains attributable to our forward foreign currency contracts as a result of the U.S. dollar strengthening against the Euro.
Interest and Dividend Income. Interest and dividend income decreased by $1.5 million, or 45%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. During the second quarter of 2018, we sold $219.3 million of our investments in our CLO securities resulting in a decrease in interest income attributable to CLO securities for the comparative periods.
Interest Expense. Interest expense decreased by $1.3 million, or 19%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease for the comparative periods was primarily driven by the pay off of term loans we had entered into to finance certain investments in CLOs during the second quarter of 2018.
Other expense, net. Other expense, net decreased by $4.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by transaction losses from the revaluation of certain assets and liabilities denominated in foreign currencies for the three months ended March 31, 2019.
Net realized and unrealized gain (loss) on investments of Consolidated Funds. Net realized and unrealized gain (loss) on investments of Consolidated Funds increased by $17.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The net gain of $4.4 million for the three months ended March 31, 2019 primarily included net gains from market appreciation of bank loans held within our consolidated CLOs. The net loss of $13.1 million for the three months ended March 31, 2018 primarily included the following: (i) $8.4 million of net losses attributable to an Asian private equity fund primarily due to a decrease in share price of one of its publicly traded investment holdings; (ii) $5.2 million of net losses attributable to a European direct lending fund driven by a change in market value of the fund's sole remaining investment; (iii) $3.7 million of net losses attributable to market depreciation of bank loans held within our consolidated CLOs; and (iv) offset by $4.2 million of net gains of certain consolidated U.S. direct lending funds primarily driven by increased fair value of loans.
Interest and Other Income of the Consolidated Funds. Interest and other income of the Consolidated Funds increased by $28.8 million, or 45%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by additional interest paying assets from four CLOs that we began consolidating subsequent to March 31, 2018 resulting in an increase in interest income for the comparative periods.
Interest Expense of the Consolidated Funds. Interest expense of the Consolidated Funds increased by $20.5 million, or 46%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily the result of interest expense from the debt issued for four CLOs we began consolidating subsequent to March 31, 2018 resulting in an increase in interest expense for the comparative periods.
Income tax expense (benefit). Income tax expense (benefit) changed from an income tax benefit of $12.4 million for the three months ended March 31, 2018 to income tax expense of $14.4 million for the three months ended March 31, 2019. Income tax benefit for the three months ended March 31, 2018 was largely driven by one-time tax benefits related to our election to change our tax classification from a partnership to a corporation for U.S. federal income tax purposes effective March 1, 2018.
Non-Controlling Interests.  Net income attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management Corporation and is allocated based on the weighted average daily ownership of the AOG unitholders. The weighted average daily ownership for non-controlling AOG unitholders decreased from 60.0% for the three months ended March 31, 2018 to 53.2% for the three months ended March 31, 2019. The decrease in non–controlling ownership was primarily driven by our common share offering of 5,000,000 shares and by an affiliate of Alleghany Corporation's exchange of 12,500,000 of its AOG Units into common shares during 2018.
Net income attributable to non-controlling interests in Ares Operating Group entities increased by $25.9 million, or 78%, to $59.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of net income increasing at a greater rate than the decrease in non-controlling interests in Ares Operating Group entities.

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

FRE, RI and Other Measures
FRE and RI are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For definitions of each of these non-GAAP financial measures see the Glossary. The following table sets forth FRE and RI by segment for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Fee Related Earnings:
Credit Group	$92,179	$76,948	$15,231	20%
Private Equity Group	26,143	26,987	(844)	(3)%
Real Estate Group	6,243	5,105	1,138	22%
Operations Management Group	(53,293)	(48,583)	(4,710)	(10)%
Fee Related Earnings	$71,272	$60,457	10,815	18%
Realized Income:
Credit Group	$103,305	$78,218	25,087	32%
Private Equity Group	44,024	27,327	16,697	61%
Real Estate Group	10,977	13,669	(2,692)	(20)%
Operations Management Group	(53,674)	(47,141)	(6,533)	(14)%
Realized Income	$104,632	$72,073	32,559	45%

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Income before taxes	$135,960	$62,046
Adjustments:
Amortization of intangibles	1,211	3,287
Depreciation expense	4,613	3,889
Equity compensation expenses	27,552	21,087
Acquisition and merger-related expenses	1,773	(319)
Placement fees and underwriting costs	521	1,664
Other (income) expense	(1)	7
Expense of non-controlling interests in consolidated subsidiaries	876	640
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(17,045)	(367)
Unconsolidated performance income - unrealized	(146,575)	(35,118)
Unconsolidated performance related compensation - unrealized	107,303	11,009
Unconsolidated net investment (income) loss - unrealized	(11,556)	4,248
Realized Income	104,632	72,073
Unconsolidated performance income - realized	(68,573)	(23,107)
Unconsolidated performance related compensation - realized	49,217	14,869
Unconsolidated net investment income - realized	(14,004)	(3,378)
Fee Related Earnings	$71,272	$60,457
Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Management fees (includes ARCC Part I Fees of $38,393 and $28,417 for the three months ended March 31, 2019 and 2018, respectively)	$162,966	$131,766	$31,200	24%
Other fees	3,066	5,730	(2,664)	(46)%
Compensation and benefits	(60,348)	(50,694)	(9,654)	(19)%
General, administrative and other expenses	(13,505)	(9,854)	(3,651)	(37)%
Fee Related Earnings	$92,179	$76,948	15,231	20%

Management Fees

The charts below present Credit Group management fees and effective management fee rates for the three months ended March 31, 2019 and 2018 ($ in millions):

$200
$150
$100
$50
$0
$163.0
$16.3
$38.4
$108.3
$131.8
$1.6
$28.4
$101.8
Q1 2019
Q1 2018

	Q1 2019	Q1 2018
Effective management fee rate	1.07%	1.03%
ARCC Part I Fees' contribution	0.25%	0.22%

Fees from funds in existence in both periods

ARCC Part 1 Fees

Fees from funds launched subsequent to 1Q 2018

Fees from funds dissolved prior to 1Q 2019

The increase in management fees was primarily driven by the following: (i) higher ARCC Part I Fees primarily due to increased interest income from a higher average size and weighted average yield of ARCC's portfolio, as well as to an increase in capital structuring fees from a greater number of new investment commitments; (ii) additional capital deployment within funds in existence in both periods; (iii) the formation of 28 new funds subsequent to March 31, 2018 with FPAUM of $10.3 billion as of March 31, 2019, and (iv) offset by the liquidation of seven funds subsequent to March 31, 2018 with FPAUM of $1.6 billion as of March 31, 2018. CLOs accounted for approximately 9.5% and 10.0% of our Credit management fees for the three months ended March 31, 2019 and 2018, respectively.

The increase in the effective management fee rate was primarily due to increased ARCC Part I Fees and to new direct lending funds with higher effective fee rates for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Other Fees. Other fees decreased $2.7 million, or 46%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily driven by fewer transaction-based fees based on loan originations within certain funds that will fluctuate periodically with the volume of syndicated loan originations and with the amount of capital available for deployment.
Compensation and Benefits. Compensation and benefits expenses increased $9.7 million, or 19%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by an increase in ARCC Part I Fees compensation of $5.9 million and by 6% headcount growth for the comparative periods. We continue to hire investment professionals to support our growing U.S. and European direct lending FPAUM, which increased by 134% for the comparative periods.
General, Administrative and Other Expenses.  General, administrative and other expenses increased $3.7 million, or 37%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Beginning in the second quarter of 2018, we began to incur certain expenses that were previously incurred by ARCC. These expenses, which we expect to recur in future periods, amounted to $2.7 million of occupancy and marketing related expenses for the three months ended March 31, 2019. Additionally, we continue to invest in expanding our retail distribution footprint through a joint venture, which pays a third party broker for retail distribution services.
Realized Income:
The following table presents the components of the Credit Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Fee Related Earnings	$92,179	$76,948	$15,231	20%
Performance income-realized	21,925	5,071	16,854	NM
Performance related compensation-realized	(12,663)	(3,088)	(9,575)	NM
Realized net performance income	9,262	1,983	7,279	NM
Investment income-realized	858	771	87	11%
Interest and other investment income-realized	2,905	3,189	(284)	(9)%
Interest expense	(1,899)	(4,673)	2,774	59%
Realized net investment income (loss)	1,864	(713)	2,577	NM
Realized Income	$103,305	$78,218	25,087	32%

NM - Not meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income increased by $7.3 million to $9.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by a larger number of direct lending funds with incentive fees that were realized for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Conversely, we recognized $5.0 million of incentive fees for the three months ended March 31, 2018 attributable to a credit opportunities fund that is no longer eligible for incentive fees.
Realized net investment income was $1.9 million for the three months ended March 31, 2019 compared to realized net investment loss of $0.7 million for the three months ended March 31, 2018. The increase was primarily driven by lower interest expense for the comparative periods as a result of a decrease in the cost basis of investments on which interest expense is allocated.

Credit Group— Carried Interest and Incentive Fees
Accrued carried interest and incentive fee receivables for the Credit Group are composed of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
ACE III	$70,724	$63,338
ACE IV	20,769	8,517
CSF III	11,229	9,962
ARCC	—	50,246
PCS	26,203	21,009
Other credit funds	64,035	57,583
Total Credit Group	$192,960	$210,655
The change in accrued carried interest and incentive fee receivable for the comparative periods was primarily composed of the following: (i) $31.6 million of unrealized carried interest allocation for three months ended March 31, 2019; (ii) $50.2 million of incentive fees realized in 2018 received during the three months ended March 31, 2019; and (iii) foreign currency translation and other adjustments. The following table presents the components of incentive fees and carried interest allocation for the Credit Group (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACE III	$4,706	$8,455	$13,161	$—	$10,767	$10,767
ACE IV	—	12,472	12,472	—	—	—
CSF III	—	1,267	1,267	—	(1,002)	(1,002)
PCS	—	5,117	5,117	—	4,250	4,250
Other credit funds	17,219	4,321	21,540	5,071	2,077	7,148
Total Credit Group	$21,925	$31,632	$53,557	$5,071	$16,092	$21,163
Credit Group—Assets Under Management
The tables below provide rollforwards of AUM for the Credit Group for the three months ended March 31, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Net new par/equity commitments	414	54	(165)	1,267	472	523	2,565
Net new debt commitments	2,082	—	—	—	734	150	2,966
Distributions	(205)	(103)	(276)	(252)	(278)	(234)	(1,348)
Change in fund value	71	271	142	113	401	59	1,057
Balance at 3/31/2019	$21,242	$4,246	$2,462	$6,576	$41,997	$24,553	$101,076
Average AUM(1)	$20,061	$4,135	$2,612	$6,012	$41,333	$24,304	$98,457

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2017	$16,530	$4,630	$3,333	$4,791	$30,640	$11,808	$71,732
Net new par/equity commitments	103	144	3	60	2,570	218	3,098
Net new debt commitments	1,117	—	—	—	1,392	246	2,755
Distributions	(409)	(158)	(176)	(3)	(468)	(123)	(1,337)
Change in fund value	72	(34)	1	57	426	540	1,062
Balance at 3/31/2018	$17,413	$4,582	$3,161	$4,905	$34,560	$12,689	$77,310
Average AUM(1)	$16,972	$4,606	$3,247	$4,848	$32,600	$12,249	$74,522

(1)	Represents the quarterly average of beginning and ending balances.

Credit Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Credit Group for the three months ended March 31, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Commitments	1,429	54	10	330	15	—	1,838
Subscriptions/deployment/increase in leverage	15	—	10	210	2,084	1,614	3,933
Redemptions/distributions/decrease in leverage	(173)	(103)	(294)	(240)	(316)	(339)	(1,465)
Change in fund value	67	271	138	64	241	124	905
Change in fee basis	—	—	—	—	—	(134)	(134)
FPAUM Balance at 3/31/2019	$19,666	$4,247	$2,060	$3,190	$23,681	$10,080	$62,924
Average FPAUM(1)	$18,997	$4,136	$2,128	$3,008	$22,669	$9,448	$60,386

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2017	$15,251	$4,629	$2,809	$3,434	$16,869	$6,458	$49,450
Commitments	703	132	3	60	30	—	928
Subscriptions/deployment/increase in leverage	—	12	—	89	1,239	624	1,964
Redemptions/distributions/decrease in leverage	(403)	(158)	(192)	(101)	(246)	(126)	(1,226)
Change in fund value	44	(34)	1	33	266	120	430
Change in fee basis	(3)	(3)	—	—	—	—	(6)
FPAUM Balance at 3/31/2018	$15,592	$4,578	$2,621	$3,515	$18,158	$7,076	$51,540
Average FPAUM(1)	$15,422	$4,604	$2,715	$3,475	$17,514	$6,767	$50,497

(1) Represents the quarterly average of beginning and ending balances.
The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of March 31, 2019 and 2018 (in millions):

AUM: $101,076	AUM: $77,310

FPAUM	Non-fee paying(1)	AUM not yet earning fees	General partner and affiliates

(1) Includes $6.8 billion and $6.2 billion of AUM of funds for which we indirectly earn management fees as of March 31, 2019 and 2018, respectively.

Credit Group—Fund Performance Metrics as of March 31, 2019
The Credit Group managed 165 funds and accounts as of March 31, 2019. ARCC contributed approximately 54% of the Credit Group’s total management fees for the three months ended March 31, 2019. In addition to ARCC, four significant funds, ACE III, ACE IV, Ares Private Credit Solutions, L.P. (“PCS”) and Ares Credit Strategies Fund III L.P. (“CSF III”), contributed approximately 13% of the Credit Group’s management fees for the three months ended March 31, 2019. ACE III and ACE IV focus on direct lending to European middle market companies. PCS targets junior capital needs of upper middle market companies in North America. CSF III focuses on European and U.S. direct lending strategies.
We do not present fund performance metrics for significant funds with less than two years of investment performance, which begins from the date of the fund's first investment, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one-year anniversary of the fund's first investment or (ii) such time that the fund has invested at least 50% of its capital. The following table presents the performance data for our significant non-drawdown fund in the Credit Group as of March 31, 2019 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$14,440	N/A	3.0	N/A	3.0	N/A	11.8	U.S. Direct Lending

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

The following table presents the performance data of our significant drawdown funds as of March 31, 2019 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
CSF III	2010	$1,113	$1,135	$1,209	$577	$1,125	$1,702	1.5x	1.4x	8.8	7.8	European & U.S. Direct Lending
ACE III(7)	2015	5,003	2,822	2,479	337	2,723	3,060	1.3x	1.2x	16.1	12.2	European Direct Lending
PCS	2017	3,497	3,365	1,305	81	1,332	1,413	1.1x	1.1x	13.3	9.1	U.S. Direct Lending
ACE IV Unlevered(8)	2018	8,936	2,851	738	3	766	769	1.1x	1.0x	NA	NA	European Direct Lending
ACE IV Levered(8)			4,819	1,256	8	1,335	1,343	1.1x	1.1x	NA	NA

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

(3)
The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance income. The gross MoIC for CSF III is before giving effect to management fees and performance income, as applicable. The gross MoIC for all other credit funds is before giving effect to management fees, performance income as applicable and other expenses.

(4)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance income. The net MoIC is after giving effect to management fees, performance income, as applicable and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance income. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs for CSF III are calculated before giving effect to management fees and performance income, as applicable. The gross IRRs for all other Credit funds are calculated before giving effect to management fees, performance income, as applicable, and other expenses.

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or performance income. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, performance income, as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 16.1% and 12.1%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
ACE IV is made up of four parallel funds: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered, and ACE IV (G) Levered. The gross and net MoIC presented in the chart are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. Dollar denominated feeder fund, which has not been presented separately. The gross and net MoIC for ACE IV (G) Unlevered are 1.1x and 1.0x, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.1x and 1.1.x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Management fees	$51,396	$49,887	$1,509	3%
Other fees	—	340	(340)	NM
Compensation and benefits	(21,196)	(19,199)	(1,997)	(10)%
General, administrative and other expenses	(4,057)	(4,041)	(16)	<(1)%
Fee Related Earnings	$26,143	$26,987	(844)	(3)%

NM - Not meaningful
Management Fees
The charts below present Private Equity Group management fees and effective management fee rates for the three months ended March 31, 2019 and 2018 ($ in millions):
The launch of our first energy opportunities fund in the fourth quarter of 2018 generated management fees of $2.6 million for the three months ended March 31, 2019. Capital deployment in Ares Special Situations Fund IV, L.P. (“SSF IV”) increased its fee basis, which generated additional management fees of $1.9 million for the comparative periods. Conversely, monetizations and distributions of portfolio holdings of infrastructure and power funds and by ACOF III subsequent to March 31, 2018 resulted in a $2.5 million decrease in management fees for the comparative periods.
Compensation and Benefits.  Compensation and benefits expenses increased by $2.0 million, or 10%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by higher incentive compensation for the comparative periods.

Realized Income:
The following table presents the components of the Private Equity Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Fee Related Earnings	$26,143	$26,987	$(844)	(3)%
Performance income-realized	44,123	4,398	39,725	NM
Performance related compensation-realized	(35,297)	(3,560)	(31,737)	NM
Realized net performance income	8,826	838	7,988	NM
Investment income-realized	10,936	671	10,265	NM
Interest and other investment income-realized	294	59	235	NM
Interest expense	(2,175)	(1,228)	(947)	(77)%
Realized net investment income (loss)	9,055	(498)	9,553	NM
Realized Income	$44,024	$27,327	16,697	61%

NM - Not meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and net realized investment income for the three months ended March 31, 2019 were primarily attributable to realizations from ACOF III's partial sale of its position in Floor & Decor and partial sale of its position in a real estate development portfolio company. Realized net performance income for the three months ended March 31, 2018 was primarily attributable to realizations from monetizations of multiple investments held within ACOF III and ACOF IV.
Private Equity Group—Carried Interest
Accrued carried interest for the Private Equity Group is composed of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
ACOF III	$366,724	$316,377
ACOF IV	227,056	183,595
Other funds	13,106	6,900
Total Private Equity Group	$606,886	$506,872
The following table presents the components of carried interest allocation for the Private Equity Group (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACOF III	$46,295	$50,347	$96,642	$2,794	$30,650	$33,444
ACOF IV	—	43,461	43,461	1,604	8,428	10,032
EIF V	—	—	—	—	(16,215)	(16,215)
Other funds	(2,172)	6,200	4,028	—	(1,797)	(1,797)
Total Private Equity Group	$44,123	$100,008	$144,131	$4,398	$21,066	$25,464

Private Equity Group—Assets Under Management
The tables below provide rollforwards of AUM for the Private Equity Group for the three months ended March 31, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2018	$17,159	$3,842	$1,733	753	$23,487
Net new equity commitments	(125)	—	75	81	31
Distributions	(424)	(184)	(32)	—	(640)
Change in fund value	909	(70)	33	28	900
Balance at 3/31/2019	$17,519	$3,588	$1,809	$862	$23,778
Average AUM(1)	$17,339	$3,715	$1,771	$808	$23,633

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
Balance at 12/31/2017	$18,557	$4,423	$1,550	$24,530
Net new equity commitments	13	—	—	13
Distributions	(24)	(218)	(40)	(282)
Change in fund value	182	(144)	4	42
Balance at 3/31/2018	$18,728	$4,061	$1,514	$24,303
Average AUM(1)	$18,643	$4,242	$1,532	$24,417

(1)	Represents the quarterly average of beginning and ending balances.

Private Equity Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Private Equity Group for the three months ended March 31, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Commitments	—	—	—	81	81
Subscriptions/deployment/increase in leverage	125	46	142	—	313
Redemptions/distributions/decrease in leverage	(34)	(107)	(4)	—	(145)
Change in fund value	2	—	—	—	2
FPAUM Balance at 3/31/2019	$11,809	$3,411	$1,339	$763	$17,322
Average FPAUM(1)	$11,763	$3,442	$1,270	$723	$17,198

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2017	$12,073	$4,019	$766	$16,858
Commitments	13	—	—	13
Subscriptions/deployment/increase in leverage	29	1	174	204
Redemptions/distributions/decrease in leverage	(14)	(386)	(27)	(427)
Change in fund value	3	—	12	15
FPAUM Balance at 3/31/2018	$12,104	$3,634	$925	$16,663
Average FPAUM(1)	$12,089	$3,827	$846	$16,762
(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of March 31, 2019 and 2018 (in millions):

AUM: $23,778	AUM: $24,303

FPAUM	Non-fee paying	AUM not yet earning fees	General partner and affiliates

Private Equity Group—Fund Performance Metrics as of March 31, 2019
The Private Equity Group managed 22 commingled funds and related co-investment vehicles as of March 31, 2019. Our significant funds combined for approximately 89% of the Private Equity Group’s management fees for the three months ended March 31, 2019. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. Our special opportunities funds invest opportunistically across a broad spectrum of distressed or mispriced investments. Our infrastructure and power funds focus on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. ACOF III, ACOF IV and U.S. Power Fund IV ("USPF IV") are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V, SSF IV and EIF V are in deployment mode.
We do not present fund performance metrics for significant funds with less than two years of investment performance, which begins from the date of the fund's first investment, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one-year anniversary of the fund's first investment or (ii) such time that the fund has invested at least 50% of its capital.
The following table presents the performance data as of March 31, 2019 for our significant funds in the Private Equity Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACOF III	2008	$3,274	$3,510	$3,867	$7,360	$2,974	$10,334	2.7x	2.3x	29.4	21.0	Corporate Private Equity
USPF IV	2010	1,666	1,688	2,078	1,210	1,559	2,769	1.3x	1.2x	9.0	5.9	Infrastructure and Power
ACOF IV	2012	5,484	4,700	4,164	2,556	4,695	7,251	1.7x	1.5x	18.7	11.8	Corporate Private Equity
EIF V	2015	816	801	751	209	662	871	1.2x	1.1x	13.7	7.5	Infrastructure and Power
SSF IV(7)	2015	1,452	1,515	2,601	1,245	1,242	2,487	1.0x	0.9x	(4.6)	(6.5)	Special Opportunities
ACOF V	2017	7,982	7,850	4,433	146	4,759	4,905	1.1x	1.0x	11.4	3.8	Corporate Private Equity

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have generally been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
In January 2017, a new team assumed portfolio management of SSF IV. In addition to presenting the cumulative performance measure for SSF IV, we have also adopted a new performance measurement called “SSF IV 2.0”. SSF IV 2.0 is a subset of SSF IV positions and is intended to provide insight into the new team’s cumulative investment performance. SSF IV 2.0 investments represent (i) existing and re-underwritten positions by the new team on January 1, 2017 and (ii) all new investments made by the new team since January 1, 2017. As part of the re-underwriting process, each liquid investment in the SSF IV portfolio was evaluated and a determination was made whether to continue to hold such investment in the SSF IV portfolio or dispose of such investment. At the same time, legacy illiquid investments have been excluded from the SSF IV 2.0 track record as it was not possible to dispose of such investments in the near-term due to their private, illiquid nature. Since January 2017, SSF IV 2.0 has generated gross and net internal rates of return of 9.2% and 7.2% through March 31, 2019. The IRR is an annualized since inception internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Cash flows used in the IRRs calculations are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, performance fees as applicable, and other expenses. The net IRRs are calculated after giving effect to estimated management fees, performance fees, and other expenses.

Real Estate Group—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Management fees	$18,650	$15,173	$3,477	23%
Other fees	9	3	6	200%
Compensation and benefits	(9,284)	(7,639)	(1,645)	(22)%
General, administrative and other expenses	(3,132)	(2,432)	(700)	(29)%
Fee Related Earnings	$6,243	$5,105	1,138	22%

Management Fees
The charts below present Real Estate Group management fees and effective management fee rates for the three months ended March 31, 2019 and 2018 ($ in millions):
Additional committed capital in our fifth flagship European real estate fund and Ares US Real Estate Fund IX, L.P. (“VEF IX”) increased the funds' fee basis, which generated additional management fees of $4.6 million and $0.6 million, respectively, for the comparative periods. Conversely, sales of multiple properties held within certain of our real estate equity funds resulted in a $2.0 million decrease in management fees for the comparative periods.
The increase in effective management fee rates between periods was primarily due to a change in the ratio and composition of committed capital to invested capital making up the fee basis of certain of our real estate equity funds. Our latest U.S. and European real estate equity funds pay a lower fixed fee on committed capital and then a higher fee on deployed capital. As a result, immediately following fund raising, our effective fee rate decreases temporarily and increases as capital is subsequently deployed.
Compensation and Benefits.  Compensation and benefits expenses increased by $1.6 million, or 22%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by higher incentive compensation for the comparative periods.

Realized Income:
The following table presents the components of the Real Estate Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Fee Related Earnings	$6,243	$5,105	$1,138	22%
Performance income-realized	2,525	13,638	(11,113)	(81)%
Performance related compensation-realized	(1,257)	(8,221)	6,964	85%
Realized net performance income	1,268	5,417	(4,149)	(77)%
Investment income-realized	3,480	3,350	130	4%
Interest and other investment income-realized	1,105	217	888	NM
Interest expense	(1,119)	(420)	(699)	(166)%
Realized net investment income	3,466	3,147	319	10%
Realized Income	$10,977	$13,669	(2,692)	(20)%

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income for the three months ended March 31, 2019 was primarily attributable to the monetization of several properties held within a certain European equity real estate fund. Realized net performance income for the three months ended March 31, 2018 was primarily attributable to tax distributions received from Ares European Real Estate Fund IV L.P. (“EF IV”).
Realized net investment income for the three months ended March 31, 2019 and 2018 was primarily attributable to sales of multiple properties held within Ares US Real Estate Fund VIII, L.P. (“US VIII”) and certain other U.S. real estate equity funds resulting in realized gains from our investments in these funds.
Real Estate Group— Carried Interest and Incentive Fees
Accrued carried interest and incentive fee receivables for the Real Estate Group are composed of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
US VIII	$54,580	$50,847
EF IV	59,869	65,166
Other real estate funds	56,316	57,236
Subtotal	170,765	173,249
Other fee generating funds(1)	12,337	12,197
Total Real Estate Group	$183,102	$185,446

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
The change in accrued carried interest and incentive fee receivable for the comparative periods was composed of the following: (i) $14.9 million of unrealized carried interest allocation for the three months ended March 31, 2019; (ii) $16.9 million of realized carried interest allocation in 2018 received after December 31, 2018; and (iii) foreign currency translation and other adjustments.

The following table presents the components of incentive fees and carried interest allocation for the Real Estate Group (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
US VIII	—	3,734	3,734	—	4,329	4,329
EF IV	—	(5,125)	(5,125)	12,396	(9,907)	2,489
Other real estate funds	2,058	16,186	18,244	1,242	4,513	5,755
Subtotal	2,058	14,795	16,853	13,638	(1,065)	12,573
Other fee generating funds(1)	467	139	606	—	(975)	(975)
Total Real Estate Group	$2,525	$14,934	$17,459	$13,638	$(2,040)	$11,598

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management
The tables below provide rollforwards of AUM for the Real Estate Group for the three months ended March 31, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Net new equity commitments	(110)	191	81	162
Net new debt commitments	—	—	473	473
Distributions	(295)	(34)	(10)	(339)
Change in fund value	136	29	9	174
Balance at 3/31/2019	$3,894	$3,897	$4,019	$11,810
Average AUM(1)	$4,029	$3,804	$3,743	$11,576

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2017	$4,578	$2,704	$2,947	$10,229
Net new equity commitments	34	768	55	857
Distributions	(134)	(149)	(8)	(291)
Change in fund value	27	65	9	101
Balance at 3/31/2018	$4,505	$3,388	$3,003	$10,896
Average AUM(1)	$4,542	$3,046	$2,975	$10,563

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Real Estate Group for the three months ended March 31, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Commitments	—	86	—	86
Subscriptions/deployment/increase in leverage	11	55	90	156
Redemptions/distributions/decrease in leverage	(125)	(46)	(10)	(181)
Change in fund value	—	(47)	9	(38)
FPAUM Balance at 3/31/2019	$2,625	$3,317	$1,033	$6,975
Average FPAUM(1)	$2,682	$3,293	$989	$6,964

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2017	$3,062	$2,064	$1,063	$6,189
Commitments	29	737	—	766
Subscriptions/deployment/increase in leverage	38	98	—	136
Redemptions/distributions/decrease in leverage	(80)	(43)	(59)	(182)
Change in fund value	(3)	39	10	46
Change in fee basis	(38)	(166)	—	(204)
FPAUM Balance at 3/31/2018	$3,008	$2,729	$1,014	$6,751
Average FPAUM(1)	$3,035	$2,397	$1,039	$6,471

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of March 31, 2019 and 2018 (in millions):

AUM: $11,810	AUM: $10,896

FPAUM	Non-fee paying	AUM not yet earning fees	General partner and affiliates

Real Estate Group—Fund Performance Metrics as of March 31, 2019
The Real Estate Group managed 45 funds as of March 31, 2019. Our significant funds in the Real Estate Group combined for approximately 53% of the Real Estate Group’s management fees for the three months ended March 31, 2019. EF IV and our fifth flagship European real estate fund are commingled funds focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany; and VEF IX, a commingled equity fund focused on real estate assets located in United States.
We do not present fund performance metrics for significant funds with less than two years of investment performance, which begins from the date of the fund's first investment, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one-year anniversary of the fund's first investment or (ii) such time that the fund has invested at least 50% of its capital.
The following table presents the performance data as of March 31, 2019 for our significant funds in the Real Estate Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,067	$1,302	$1,148	$758	$984	$1,742	1.5x	1.3x	19.7	13.7	European Real Estate Equity
VEF IX	2017	1,027	1,040	586	13	569	582	1.0x	1.0x	NA	NA	U.S. Real Estate Equity
Fifth flagship European real estate fund(8)	2018	1,277	1,197	283	11	309	320	1.1x	1.0x	NA	NA	European Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the chart are for the Euro denominated parallel fund. The gross and net IRRs for the U.S. Dollar denominated parallel fund are 19.3% and 13.5%, respectively. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.5x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
Our fifth flagship European real estate fund is made up of two parallel funds, one denominated in U.S. Dollars and one denominated in Euros. The gross MoIC presented in the chart is for the Euro denominated parallel fund. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for our fifth flagship European real estate fund are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Operations Management Group—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Fee Related Earnings:
The following table presents the components of the OMG's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Compensation and benefits	$(32,661)	$(30,192)	$(2,469)	(8)%
General, administrative and other expenses	(20,632)	(18,391)	(2,241)	(12)%
Fee Related Earnings	$(53,293)	$(48,583)	(4,710)	(10)%

Compensation and Benefits.  Compensation and benefits expenses increased by $2.5 million, or 8%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by the expansion of our strategy and relationship management teams in order to support global fundraising and other strategic initiatives.
General, administrative and other expenses. General, administrative and other expenses increased by $2.2 million, or 12%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily driven by costs associated with certain initiatives focused on improving the scalability and efficiency of our business support functions through automation and centralizing certain activities.
Realized Income:
The following table presents the components of the OMG's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31,
	2019	2018	$ Change	% Change
Fee Related Earnings	$(53,293)	$(48,583)	$(4,710)	NM
Investment income-realized	—	838	(838)	NM
Interest and other investment income-realized	15	1,152	(1,137)	(99)%
Interest expense	(396)	(548)	152	28%
Realized net investment income (loss)	(381)	1,442	(1,823)	NM
Realized Income	$(53,674)	$(47,141)	(6,533)	NM

NM - Not Meaningful

Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net investment income of $1.4 million for the three months ended March 31, 2018 decreased by $1.8 million to a realized net investment loss of $0.4 million for the three months ended March 31, 2019. The decrease was primarily driven by net investment income from our non–core energy investments recognized in the prior period that were subsequently liquidated in the fourth quarter of 2018.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of March 31, 2019, our cash and cash equivalents were $120.5 million and we had $320.0 million of borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
We expect that our primary liquidity needs will continue to be (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes and (8) make dividend payments to our Class A common stockholders and the Series A Preferred stockholders in accordance with our dividend policy.

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
In February 2019, our board of directors authorized the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2020. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. There have been no repurchases as of March 31, 2019, and there is no assurance that any shares will be repurchased under the program.
Certain restricted units granted in connection with our initial public offering were subject to a lock up provision that expired on May 1, 2019. Upon such expiration, 2.1 million previously restricted units became unrestricted.

Our accrued carried interest and incentive fee receivable by segment as of March 31, 2019 is set forth below (in thousands):

Accrued Carried Interest & Incentive Fee Receivable
Credit Group	$192,960
Private Equity Group	606,886
Real Estate Group	170,765
Total	$970,611

Our condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is typically not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company's investment in the fund.

Cash Flows
The table below summarizes our condensed consolidated statements of cash flows by activity attributable to the Company and to our Consolidated Funds. Negative amounts represent a net outflow or use of cash (in thousands).

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by the Company's operating activities	$118,255	$16,357
Net cash provided by (used in) Consolidated Funds' operating activities	(468,101)	64,150
Net cash provided by (used in) operating activities	(349,846)	80,507
Net cash used in the Company's investing activities	(2,994)	(2,857)
Net cash used in the Company's financing activities	(14,885)	(25,081)
Net cash provided by (used in) Consolidated Funds' financing activities	368,216	(60,571)
Net cash provided by (used in) financing activities	353,331	(85,652)
Effect of exchange rate changes	9,760	4,613
Net change in cash and cash equivalents	$10,251	$(3,389)

Operating Activities
Net cash flows provided by operating activities were $349.8 million for the three months ended March 31, 2019 compared to $80.5 million for the three months ended March 31, 2018. Net cash flows provided by the Company's operating activities were $118.3 million compared to $16.4 million for the three months ended March 31, 2018. The change in cash provided by the Company's operating activities was primarily driven by higher realized net performance income and realized net investment income for the comparative periods.
Net cash used in Consolidated Funds' operating activities was $468.1 million for the three months ended March 31, 2019 compared to net cash provided by Consolidated Funds' operating activities of $64.2 million for the three months ended March 31, 2018. Net purchases of investments of our Consolidated Funds increased by $552.7 million for the comparative periods primarily due to the consolidation of two new funds during the three months ended March 31, 2019.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Net cash used in the Company's investing activities was principally composed of furniture, fixtures, equipment and leasehold improvements purchased during the comparative periods.
Financing Activities
Net cash used in the Company's financing activities was $14.9 million for the three months ended March 31, 2019 compared to $25.1 million for the three months ended March 31, 2018. Net cash used in the Company's financing activities for the three months ended March 31, 2019 was principally composed of $80.9 million of distributions to AOG unitholders and dividends to our Class A common stockholders offset by $85.0 million of net borrowings on the Company's debt facilities. Net cash used in the Company's financing activities for the three months ended March 31, 2018 was principally composed of $91.8 million of distributions to AOG unitholders and common shareholders and $26.0 million of net repayments on the Company's debt facilities offset by $105.4 million of net proceeds from our common share offering. The decrease in distributions and dividends was primarily due to a change in the timing of dividend payments to our Class A common stockholders to match the related income in the current quarter. Dividends paid during the three months ended March 31, 2019 were related to income for that period, while distributions paid during the three months ended March 31, 2018 were related to income for the six month period ended March 31, 2018.
Net cash used in Consolidated Funds' financing activities was $368.2 million for the three months ended March 31, 2019 compared to net cash provided by Consolidated Funds' financing activities of $60.6 million for the three months ended March 31, 2018. The change was primarily due to financing activities of two funds consolidated during the three months ended March 31,

2019. Net borrowings of our Consolidated Funds was $334.9 million for the three months ended March 31, 2019 compared to net debt repayments of $67.6 million for the three months ended March 31, 2018. Net contributions of our Consolidated Funds were $33.3 million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively.
Capital Resources
The following table summarizes the Company's debt obligations (in thousands):

				As of March 31, 2019		December 31, 2018
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/21/2024	N/A	$320,000	3.75%	$235,000	4.00%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,113	4.21%	245,952	4.21%
Total debt obligations				$566,113		$480,952

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 21, 2019, the Company amended the Credit Facility to, among other things, extend the maturity date from February 2022 to March 2024 and to reduce borrowing costs on the drawn and undrawn amounts. As of March 31, 2019, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.15% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of March 31, 2019, we were in compliance with all covenants under our debt obligations.

We intend to use a portion of our available liquidity to pay cash dividends to our Series A Preferred stockholders and our Class A common stockholders on a quarterly basis in accordance with our dividend policies. Our ability to make cash dividends to the Series A Preferred stockholders and our Class A common stockholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors. We expect dividend payments for the remainder of the fiscal year to be consistent with dividends paid during the three months ended March 31, 2019.

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2019, we were required to maintain approximately $27.7 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management Corporation that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the tax receivable agreement (“TRA”) with the TRA recipients that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. As of March 31, 2019, the TRA liability balance was $24.9 million. In 2018, there were exchanges of approximately 13.1 million of AOG Units for shares of our Class A common stock. In connection with these conversions, we recognized deferred tax benefits of $25.2 million, which increased additional paid in capital by $3.8 million and our TRA liability by $21.4 million. An immaterial amount of AOG Units were exchanged prior to 2018 and no AOG Units were exchanged during the three months ended March 31, 2019.

Series A Preferred Stock
As of March 31, 2019 and December 31, 2018, the Company had 12,400,000 shares of Series A Preferred Stock, $0.01 par value per share, designated as “7.00% Series A Preferred Stock” outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are paid quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.
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
Commitments and Contingencies
Capital Commitments
As of March 31, 2019 and December 31, 2018, we had aggregate unfunded commitments of $246.0 million and $267.6 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), we agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carry over to subsequent quarters. As of March 31, 2019, there are two remaining quarters as part of the fee waiver agreement, with a maximum of $20.0 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of March 31, 2019, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

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
Due in part to our investment performance and the fact that our performance income is generally determined on a liquidation basis, if the funds were liquidated at their fair values as of March 31, 2019, there would have been no contingent repayment obligation or liability. As of December 31, 2018, there would have been $0.4 million of repayment obligations. There can be no assurance that we will not incur additional contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that have been recognized would be reversed. As of March 31, 2019 and December 31, 2018, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $442.9 million and $469.0 million, respectively, of which approximately $343.5 million and $364.4 million, respectively, would be reimbursable to us by certain professionals who are the recipients of such carried interest. We believe that the possibility of all of the existing investments becoming worthless is remote.
Performance income is also affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates.
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
Our credit orientation has been a central tenet of our business across our debt and equity investment strategies. Our investment professionals benefit from our independent research and relationship networks and insights from our portfolio of active investments. We believe the combination of high-quality proprietary information flow and a consistent, rigorous approach to managing investments across our strategies has been, and we believe will continue to be, a major driver of our strong risk-adjusted returns and the stability and predictability of our income.
There have been no material changes in our market risks for the three months ended March 31, 2019. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2018, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2019 and December 31, 2018, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A.  Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in our 2018 Form 10‑K.
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
10.1
Amendment No. 8, dated as of March 21, 2019, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 26, 2019).

10.2
Form of Option Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36429) filed with the SEC on February 26, 2019).

10.3
Form of Phantom Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36429) filed with the SEC on February 26, 2019).

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

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

ARES MANAGEMENT CORPORATION

Dated: May 6, 2019	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co‑Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: May 6, 2019	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)