Form 10-Q
period 2019-06-30
Ares Management Corp
filed 2019-08-01
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	ARES	New York Stock Exchange
7.00% Series A Preferred Stock, par value $0.01 per share	ARES.PRA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non‑Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of July 29, 2019 there were 107,486,372 of the registrant’s shares of Class A common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 1 share of the registrant's Class C common stock outstanding.

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

In this quarterly report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “Unconsolidated Reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our three segments, we have an Operations Management Group (the “OMG”) that consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship, legal, compliance and human resources. The OMG’s expenses are not allocated to our three reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non‑GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Notes to the Condensed Consolidated Financial Statements - Note 14. Segment Reporting.”

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

•
“ARCC Part II Fees” refers to fees that are paid in arrears as of the end of each calendar year when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of ARCC Part II Fees paid in all prior years since inception;

•
“Ares”, “the Company”, “we”, “us” and “our” refer to (i) Ares Management Corporation and its subsidiaries following the Conversion and (ii) Ares Management, L.P. and its subsidiaries prior to the Conversion;

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

•
“fee paying AUM” or “FPAUM” refers to the AUM from which we directly earn management fees. Fee paying AUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees;

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

•
“permanent capital” refers to capital of our funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law. Such funds currently consist of ARCC, Ares Commercial Real Estate Corporation (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (“ARDC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income;

•
“performance income” refers to income we earn based on the performance of a fund, that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest;

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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of June 30,	As of December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$247,220	$110,247
Investments (includes accrued carried interest of $1,071,954 and $841,079, at June 30, 2019 and December 31, 2018, respectively)	1,566,042	1,326,137
Due from affiliates	234,081	199,377
Other assets	358,091	377,651
Right-of-use operating lease assets	152,579	—
Assets of Consolidated Funds:
Cash and cash equivalents	376,328	384,644
Investments, at fair value	7,926,615	7,673,165
Due from affiliates	15,888	17,609
Receivable for securities sold	76,993	42,076
Other assets	25,912	23,786
Total assets	$10,979,749	$10,154,692
Liabilities
Accounts payable, accrued expenses and other liabilities	$76,838	$83,221
Accrued compensation	114,936	29,389
Due to affiliates	65,527	82,411
Performance related compensation payable	772,592	641,737
Debt obligations	566,277	480,952
Right-of-use operating lease liabilities	179,192	—
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	75,647	83,876
Payable for securities purchased	369,465	471,390
CLO loan obligations, at fair value	7,030,841	6,678,091
Fund borrowings	126,110	209,284
Total liabilities	9,377,425	8,760,351
Commitments and contingencies
Non-controlling interest in Consolidated Funds	613,943	503,637
Non-controlling interest in Ares Operating Group entities	352,882	302,780
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at June 30, 2019 and December 31, 2018)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (107,458,309 shares and 101,594,095 shares issued and outstanding at June 30, 2019 and at December 31, 2018, respectively)	1,075	1,016
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at June 30, 2019 and at December 31, 2018)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding at June 30, 2019 and at December 31, 2018)	—	—
Additional paid-in-capital	379,789	326,007
Retained earnings	(35,247)	(29,336)
Accumulated other comprehensive loss, net of tax	(8,879)	(8,524)
Total stockholders' equity	635,499	587,924
Total equity	1,602,324	1,394,341
Total liabilities, non-controlling interests and equity	$10,979,749	$10,154,692

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Management fees (includes ARCC Part I Fees of $39,157, $77,550 and $29,866, $58,283 for the three and six months ended June 30, 2019 and 2018, respectively)	$237,846	$194,032	$462,505	$383,547
Carried interest allocation	119,712	(13,444)	317,005	40,685
Incentive fees	10,220	7,740	27,035	12,811
Principal investment income	5,844	1,871	34,603	6,780
Administrative, transaction and other fees	11,200	13,964	20,871	26,429
Total revenues	384,822	204,163	862,019	470,252
Expenses
Compensation and benefits	162,170	138,992	319,016	273,631
Performance related compensation	92,688	(13,005)	249,208	12,873
General, administrative and other expenses	65,416	59,918	116,603	104,368
Expenses of Consolidated Funds	15,427	35,112	19,981	36,428
Total expenses	335,701	221,017	704,808	427,300
Other income (expense)
Net realized and unrealized gain on investments	521	3,267	3,997	2,428
Interest and dividend income	1,652	2,356	3,496	5,703
Interest expense	(5,793)	(6,076)	(11,382)	(12,945)
Other income (expense), net	4,797	(1,987)	300	(2,298)
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(116)	34,487	4,248	21,402
Interest and other income of Consolidated Funds	102,206	92,633	195,390	157,055
Interest expense of Consolidated Funds	(68,005)	(56,754)	(132,917)	(101,179)
Total other income	35,262	67,926	63,132	70,166
Income before taxes	84,383	51,072	220,343	113,118
Income tax expense	9,505	36,903	23,889	24,528
Net income	74,878	14,169	196,454	88,590
Less: Net income attributable to non-controlling interests in Consolidated Funds	8,346	9,882	25,970	10,249
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,393	16,062	93,396	49,168
Net income (loss) attributable to Ares Management Corporation	32,139	(11,775)	77,088	29,173
Less: Series A Preferred Stock dividends paid	5,425	5,425	10,850	10,850
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$26,714	$(17,200)	$66,238	$18,323
Net income (loss) attributable to Ares Management Corporation per share of Class A common stock:
Basic	$0.24	$(0.20)	$0.60	$0.16
Diluted	$0.23	$(0.20)	$0.58	$0.16
Weighted-average shares of Class A common stock:(1)
Basic	105,188,966	98,037,252	104,054,035	91,861,946
Diluted	116,603,887	98,037,252	113,657,864	91,861,946
Dividend declared and paid per share of Class A common stock(1)	$0.32	$0.37	$0.64	$0.77

(1) Three and six months ended June 30, 2018 represents common units.

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$74,878	$14,169	$196,454	$88,590
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(1,991)	(12,377)	(907)	(6,892)
Total comprehensive income	72,887	1,792	195,547	81,698
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	9,852	4,193	25,817	7,735
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	32,535	12,131	92,997	47,340
Comprehensive income (loss) attributable to Ares Management Corporation	$30,500	$(14,532)	$76,733	$26,623

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2018	$298,761	$1,016	$326,007	$(29,336)	$(8,524)	$302,780	$503,637	$1,394,341
Relinquished with deconsolidation of funds	—	—	—	—	—	—	(55)	(55)
Changes in ownership interests and related tax benefits	—	15	(6,339)	—	—	(12,073)	—	(18,397)
Contributions	—	—	—	—	—	1,876	54,035	55,911
Dividends/Distributions	(5,425)	—	—	(35,367)	—	(40,112)	(20,736)	(101,640)
Net income	5,425	—	—	39,524	—	59,003	17,624	121,576
Currency translation adjustment	—	—	—	—	1,284	1,459	(1,659)	1,084
Equity compensation	—	—	12,637	—	—	14,367	—	27,004
Balance at March 31, 2019	298,761	1,031	332,305	(25,179)	(7,240)	327,300	552,846	1,479,824
Changes in ownership interests and related tax benefits	—	5	(32,128)	—	—	20,615	—	(11,508)
Repurchases of Class A common stock	—	(4)	(10,445)	—	—	—	—	(10,449)
Contributions	—	—	—	—	—	—	61,464	61,464
Dividends/Distributions	(5,425)	—	—	(36,782)	—	(40,103)	(10,219)	(92,529)
Net income	5,425	—	—	26,714	—	34,393	8,346	74,878
Currency translation adjustment	—	—	—	—	(1,639)	(1,858)	1,506	(1,991)
Equity compensation	—	—	11,306	—	—	12,535	—	23,841
Stock option exercises	—	43	78,751	—	—	—	—	78,794
Balance at June 30, 2019	$298,761	$1,075	$379,789	$(35,247)	$(8,879)	$352,882	$613,943	$1,602,324

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$196,454	$88,590
Adjustments to reconcile net income to net cash used in operating activities	48,114	225,963
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(1,360,106)	(1,634,788)
Cash flows due to changes in operating assets and liabilities	(12,824)	66,969
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(162,950)	(34,335)
Net cash used in operating activities	(1,291,312)	(1,287,601)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(5,653)	(7,126)
Net cash used in investing activities	(5,653)	(7,126)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	105,333
Proceeds from credit facility	235,000	325,000
Proceeds from term notes	—	44,050
Repayments of credit facility	(150,000)	(410,000)
Repayments of term loans	—	(206,089)
Dividends and distributions	(152,364)	(181,594)
Series A Preferred Stock dividends and distributions	(10,850)	(10,850)
Repurchases of Class A common stock	(10,449)	—
Stock option exercises	78,794	950
Taxes paid related to net share settlement of equity awards	(31,424)	(17,225)
Other financing activities	(3,258)	764
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	115,499	70,990
Distributions to non-controlling interests in Consolidated Funds	(30,955)	(35,329)
Borrowings under loan obligations by Consolidated Funds	1,934,087	2,206,816
Repayments under loan obligations by Consolidated Funds	(528,955)	(599,801)
Net cash provided by financing activities	1,445,125	1,293,015
Effect of exchange rate changes	(11,187)	8,231
Net change in cash and cash equivalents	136,973	6,519
Cash and cash equivalents, beginning of period	110,247	118,929
Cash and cash equivalents, end of period	$247,220	$125,448

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management Corporation ("the Company"), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating three integrated businesses across Credit, Private Equity and Real Estate. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its Board of Directors and Executive Management Committee. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P., together with its subsidiaries prior to November 26, 2018 and thereafter to Ares Management Corporation, together with its subsidiaries.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
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
In May 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. The guidance should be applied using a modified retrospective approach. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods. Early adoption is permitted for annual and quarterly reporting periods beginning after December 15, 2018. In April and May 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, were issued to provide clarification to previously issued credit losses guidance (ASU 2016-13) that has not yet been implemented. These updates are required to be adopted with ASU 2016-13. The Company is currently evaluating the impact of these pronouncements on its condensed consolidated financial statements.
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

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets, included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of June 30, 2019	As of June 30,	As of December 31,
		2019	2018
Management contracts	2.6 years	$12,498	$42,335
Client relationships	9.0 years	38,600	38,600
Trade name	3.0 years	3,200	3,200
Intangible assets		54,298	84,135
Less: accumulated amortization		(25,287)	(52,701)
Intangible assets, net		$29,011	$31,434

Amortization expense associated with intangible assets was $1.2 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2019, the Company removed $29.8 million of intangible assets that were fully amortized.
Goodwill
The following table summarizes the carrying value of the Company's goodwill assets, included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2018	$32,196	$58,600	$52,990	$143,786
Foreign currency translation	—	—	(7)	(7)
Balance as of June 30, 2019	$32,196	$58,600	$52,983	$143,779

There was no impairment of goodwill recorded during the six months ended June 30, 2019 and 2018. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS
The Company’s investments are comprised of the following:

			Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Private Investment Partnership Interests and Other:
Equity method private investment partnership interests - principal (1)	$364,109	$357,655	23.3%	27.0%
Equity method - carried interest (1)	1,071,954	841,079	68.4%	63.4%
Equity method private investment partnership interests and other (held at fair value)	48,785	46,450	3.1%	3.5%
Equity method private investment partnership interests and other	15,969	18,845	1.0%	1.4%
Total private investment partnership interests and other	1,500,817	1,264,029	95.8%	95.3%
Collateralized loan obligations	26,241	20,824	1.7%	1.6%
Other fixed income	37,810	40,000	2.4%	3.0%
Collateralized loan obligations and other fixed income, at fair value	64,051	60,824	4.1%	4.6%
Common stock, at fair value	1,174	1,284	0.1%	0.1%
Total investments	$1,566,042	$1,326,137

(1)	Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2019 and 2018, no individual equity method investment held by the Company met the significance criteria.

The Company recognized net gains related to its equity method investments of $5.4 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively, and $34.5 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively. The net gains were included within principal investment income, net realized and unrealized gain on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Fixed income investments:
Bonds	$201,792	$318,499	2.6%	4.3%
Loans	7,229,083	6,886,749	91.2%	89.8%
Collateralized loan obligations	35,260	—	0.4%	—%
Total fixed income investments	7,466,135	7,205,248	94.2%	94.1%
Equity securities	166,623	196,470	2.1%	2.4%
Partnership interests	293,857	271,447	3.7%	3.5%
Total investments, at fair value	$7,926,615	$7,673,165
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2019:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$64,051	$—	$64,051
Common stock and other equity securities	137	1,037	12,397	—	13,571
Partnership interests	—	—	35,192	1,196	36,388
Total investments, at fair value	137	1,037	111,640	1,196	114,010
Derivatives—foreign exchange contracts	—	1,890	—	—	1,890
Total assets, at fair value	$137	$2,927	$111,640	$1,196	$115,900
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(610)	$—	$—	$(610)
Total liabilities, at fair value	$—	$(610)	$—	$—	$(610)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$201,792	$—	$201,792
Loans	—	6,954,671	274,412	7,229,083
Collateralized loan obligations	—	35,260	—	35,260
Total fixed income investments	—	7,191,723	274,412	7,466,135
Equity securities	34,891	—	131,732	166,623
Partnership interests	—	—	293,857	293,857
Total investments, at fair value	34,891	7,191,723	700,001	7,926,615
Derivatives:
Foreign exchange contracts	—	342	—	342
Asset swaps - other	—	—	705	705
Total assets, at fair value	$34,891	$7,192,065	$700,706	$7,927,662
Liabilities, at fair value
Foreign exchange contracts	$—	$(345)	$—	$(345)
Asset swaps - other	—	—	(647)	(647)
Loan obligations of CLOs	—	(7,030,841)	—	(7,030,841)
Total liabilities, at fair value	$—	$(7,031,186)	$(647)	$(7,031,833)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2018:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$60,824	$—	$60,824
Common stock and other equity securities	280	1,004	10,397	—	11,681
Partnership interests	—	—	35,192	861	36,053
Total investments, at fair value	280	1,004	106,413	861	108,558
Derivatives-foreign exchange contracts	—	1,066	—	—	1,066
Total assets, at fair value	$280	$2,070	$106,413	$861	$109,624
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(869)	$—	$—	$(869)
Total liabilities, at fair value	$—	$(869)	$—	$—	$(869)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$316,850	$1,649	$318,499
Loans	—	6,340,440	546,309	6,886,749
Total fixed income investments	—	6,657,290	547,958	7,205,248
Equity securities	45,718	—	150,752	196,470
Partnership interests	—	—	271,447	271,447
Total investments, at fair value	45,718	6,657,290	970,157	7,673,165
Derivatives:
Foreign exchange contracts	—	1,881	—	1,881
Asset swaps - other	—	—	1,328	1,328
Total derivative assets, at fair value	—	1,881	1,328	3,209
Total assets, at fair value	$45,718	$6,659,171	$971,485	$7,676,374
Liabilities, at fair value
Foreign exchange contracts	$—	$(1,864)	$—	(1,864)
Asset swaps - other	—	—	(648)	(648)
Loan obligations of CLOs	—	(6,678,091)	—	(6,678,091)
Total liabilities, at fair value	$—	$(6,679,955)	$(648)	$(6,680,603)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$67,190	$35,192	$112,779
Deconsolidation of fund	—	1,883	—	1,883
Purchases(1)	2,000	—	—	2,000
Sales/settlements(2)	—	(6,206)	—	(6,206)
Realized and unrealized appreciation, net	—	1,184	—	1,184
Balance, end of period	$12,397	$64,051	$35,192	$111,640
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$1,818	$—	$1,818

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$159,032	$564,304	$283,059	$(3,031)	$1,003,364
Deconsolidation of fund	(10,325)	(115,711)	—	—	(126,036)
Transfer in	—	29,438	—	—	29,438
Transfer out	—	(261,674)	—	—	(261,674)
Purchases(1)	110	113,708	4,000	—	117,818
Sales/settlements(2)	(51)	(56,530)	(2,000)	(555)	(59,136)
Amortized discounts/premiums	—	(345)	—	171	(174)
Realized and unrealized appreciation (depreciation), net	(17,034)	1,222	8,798	3,473	(3,541)
Balance, end of period	$131,732	$274,412	$293,857	$58	$700,059
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(17,031)	$(389)	$8,798	$2,865	$(5,757)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$60,824	$35,192	$106,413
Deconsolidation of fund	—	10,021	—	10,021
Purchases(1)	2,000	2,146	—	4,146
Sales/settlements(2)	—	(11,169)	—	(11,169)
Realized and unrealized appreciation, net	—	2,229	—	2,229
Balance, end of period	$12,397	$64,051	$35,192	$111,640
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$2,479	$—	$2,479

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$150,752	$547,958	$271,447	$680	$970,837
Deconsolidation of fund	(10,325)	(174,593)	—	—	(184,918)
Transfer in	—	41,245	—	—	41,245
Transfer out	—	(247,573)	—	—	(247,573)
Purchases(1)	10,882	238,870	8,000	—	257,752
Sales/settlements(2)	(5,137)	(136,329)	(2,000)	(581)	(144,047)
Amortized discounts/premiums	—	(37)	—	22	(15)
Realized and unrealized appreciation (depreciation), net	(14,440)	4,871	16,410	(63)	6,778
Balance, end of period	$131,732	$274,412	$293,857	$58	$700,059
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(14,442)	$1,114	$16,410	$(49)	$3,033

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2018:

	Level III Assets
Level III Assets of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$242,984	$44,769	$287,753
Sales/settlements(2)	(219,744)	—	(219,744)
Realized and unrealized appreciation (depreciation), net	(1,115)	2,450	1,335
Balance, end of period	$22,125	$47,219	$69,344
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(100)	$2,450	$2,350

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$160,422	$240,763	$252,700	$86	$653,971
Transfer in	—	94,776	—	—	94,776
Transfer out	—	(68,328)	—	—	(68,328)
Purchases(1)	—	273,879	6,000	—	279,879
Sales/settlements(2)	—	(57,206)	—	(17)	(57,223)
Amortized discounts/premiums	—	(9)	—	(21)	(30)
Realized and unrealized appreciation (depreciation), net	24,161	(1,500)	(7,092)	182	15,751
Balance, end of period	$184,583	$482,375	$251,608	$230	$918,796
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(2,090)	$(3,785)	$—	$134	$(5,741)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2018:

	Level III Assets
Level III Assets of the Company	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$195,158	$44,769	$239,927
Deconsolidation of fund	78	—	78
Purchases(1)	48,731	—	48,731
Sales/settlements(2)	(220,571)	—	(220,571)
Realized and unrealized appreciation (depreciation), net	(1,271)	2,450	1,179
Balance, end of period	$22,125	$47,219	$69,344
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(829)	$2,450	$1,621

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$162,577	$267,889	$232,332	$904	$663,702
Deconsolidation of fund	—	(233)	—	—	(233)
Transfer in	—	95,450	—	—	95,450
Transfer out	—	(73,777)	—	—	(73,777)
Purchases(1)	—	313,462	16,000	—	329,462
Sales/settlements(2)	—	(117,503)	—	(194)	(117,697)
Amortized discounts/premiums	—	35	—	(14)	21
Realized and unrealized appreciation (depreciation), net	22,006	(2,948)	3,276	(466)	21,868
Balance, end of period	$184,583	$482,375	$251,608	$230	$918,796
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(12,211)	$(1,671)	$3,276	$(566)	$(11,172)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of June 30, 2019:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$12,397	Transaction price(1)	N/A	N/A
Partnership interests	35,192	Discounted cash flow	Discount rate	8.0%
Collateralized loan obligations	26,241	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	37,810	Other	N/A	N/A
Total	$111,640

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$609	Enterprise value market multiple analysis	EBITDA multiple(2)	8.7x - 22.4x	13.2x
	74,241	Other	Net income multiple	36.1x - 40.0x	37.8x
			Illiquidity discount	25.0%	25.0%
	56,882	Transaction price(1)	N/A	N/A	N/A
Partnership interest	293,857	Discounted cash flow	Discount rate	21.4%	21.4%
Fixed income securities
	191,789	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	82,623	Income approach	Yield	5.0% - 13.2%	8.9%
Derivative instruments	705	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$700,706
Liabilities
Derivatives instruments	$(647)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(647)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2018:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$10,397	Transaction price(1)	N/A	N/A
Partnership interests	35,192	Discounted cash flow	Discount rate	8.0%
Collateralized loan obligations	20,824	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	40,000	Other	N/A	N/A
Total	$106,413

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$23,871	Enterprise value market multiple analysis	EBITDA multiple(2)	7.2x - 22.9x	7.7x
	41,562	Other	Net income multiple	38.8x	38.8x
			Illiquidity discount	25.0%	25.0%
	271,447	Discounted cash flow	Discount rate	20.8%	20.8%
	85,319	Transaction price(1)	N/A	N/A	N/A
Fixed income securities
	441,368	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	106,590	Income approach	Yield	1.0% - 14.8%	9.6%
Derivative instruments	1,328	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$971,485
Liabilities
Derivatives instruments	$(648)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(648)

(1)
Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using net asset value (“NAV”) per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $1.2 million and $0.8 million as of June 30, 2019 and December 31, 2018, respectively. The Company has no unfunded commitments for this investment.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$37,667	$1,890	$75,252	$610	$33,026	$1,066	$27,140	$869
Total derivatives, at fair value(2)	$37,667	$1,890	$75,252	$610	$33,026	$1,066	$27,140	$869

	As of June 30, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$342	$342	$342	$345	$1,881	$1,881	$1,881	$1,864
Asset swap - other	4,830	705	2,292	647	5,226	1,328	2,605	648
Total derivatives, at fair value(3)	$5,172	$1,047	$2,634	$992	$7,107	$3,209	$4,486	$2,512

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	As of June 30, 2019 and December 31, 2018, the Company had the right to, but elected not to, offset $0.6 million and $0.9 million of its derivative liabilities, respectively.

(3)	As of June 30, 2019 and December 31, 2018, the Consolidated Funds offset $10.6 million and $5.7 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2019		As of December 31, 2018
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/21/2024	N/A	$320,000	3.69%	$235,000	4.00%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,277	4.21%	245,952	4.21%
Total debt obligations				$566,277		$480,952

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 21, 2019, the Company amended the Credit Facility to, among other things, extend the maturity date from February 2022 to March 2024 and to reduce borrowing costs on the drawn and undrawn amounts. As of June 30, 2019, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.15% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of June 30, 2019, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes
Unamortized debt issuance costs as of December 31, 2018	$4,972	$1,334
Debt issuance costs incurred	1,521	—
Amortization of debt issuance costs	(677)	(116)
Unamortized debt issuance costs as of June 30, 2019	$5,816	$1,218

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs ("Consolidated CLOs") represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

As of June 30, 2019 and December 31, 2018, the following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2019			As of December 31, 2018
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$6,879,407	$6,789,415	11.14	$6,642,616	$6,391,643	10.94
Subordinated notes(2)	383,443	241,426	11.20	455,333	286,448	11.21
Total loan obligations of Consolidated CLOs	$7,262,850	$7,030,841		$7,097,949	$6,678,091

(1)
Original borrowings under the senior secured notes totaled $6.9 billion, with various maturity dates ranging from July 2028 to April 2032. The weighted average interest rate as of June 30, 2019 was 3.56%.

(2)
Original borrowings under the subordinated notes totaled $383.4 million, with various maturity dates ranging from July 2028 to April 2032. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2019 and December 31, 2018, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of June 30, 2019 and December 31, 2018:

			As of June 30, 2019			As of December 31, 2018
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$16,153	4.00%		$14,953	3.98%
	12/29/2019(2)	28,033	28,033	1.55%	(3)	43,624	1.55%	(3)
	3/7/2020	71,500	71,500	3.47%		71,500	3.47%
	6/30/2021	200,375	—	N/A		38,844	1.00%	(3)
	7/15/2028	75,000	9,000	4.75%		39,000	4.75%
Revolving Term Loan	1/31/2022	1,900	1,424	8.07%		1,363	8.07%
Total borrowings of Consolidated Funds			$126,110			$209,284

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)
On June 27, 2019, one of the Consolidated Funds amended the Credit Facility to, among other things, extend the maturity date from June 2019 to December 2019 and to reduce the facility size from €40.0 million to €24.6 million.

(3)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus an applicable margin.

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2019, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of June 30, 2019 and December 31, 2018, the Company had aggregate unfunded commitments of $304.1 million and $267.6 million, respectively.
ARCC Fee Waiver
In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carry over to subsequent quarters. As of June 30, 2019, there is one remaining quarter as part of the fee waiver agreement, with a maximum of $10 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
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
At June 30, 2019 and December 31, 2018, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

been approximately $401.0 million and $469.0 million, respectively, of which approximately $297.5 million and $351.9 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2019 and December 31, 2018, if the funds were liquidated at their fair values, there would be $0.6 million and $0.4 million, respectively, of repayment obligations, so the Company recorded a contingent repayment liability as of each respective period that is presented on a gross basis within accrued carried interest within investments and performance related compensation payable on the Company's Condensed Consolidated Statements of Financial Condition.
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

Leases
The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 11 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases as of and for the period ending June 30, 2019:

	Classification	As of June 30, 2019
Operating lease assets	Right-of-use operating lease assets	$152,579
Finance lease assets	Other assets(1)	1,313
Total lease assets		$153,892

Operating lease liabilities	Right-of-use operating lease liabilities	$179,192
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	1,009
Total lease liabilities		$180,201

(1)Finance lease assets are recorded net of accumulated amortization of $0.4 million as of June 30, 2019.

	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense	General, administrative and other expenses	$7,211	$14,149
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	78	105
Interest on finance lease liabilities	Interest expense	8	21
Total lease expense		$7,297	$14,275

Maturity of lease liabilities	Operating Leases	Finance Leases
2019	$16,006	$32
2020	29,516	356
2021	28,627	356
2022	30,067	321
2023	26,923	—
After 2023	74,530	—
Total future payments	205,669	1,065
Less: interest	26,477	56
Total lease liabilities	$179,192	$1,009

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Lease term and discount rate	As of June 30, 2019
Weighted-average remaining lease terms (in years):
Operating leases	6.9
Finance leases	2.8
Weighted-average discount rate:
Operating leases	4.00%
Finance leases	3.43%

Other information	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,313
Operating cash flows from finance leases	52
Financing cash flows from finance leases	264
Leased assets obtained in exchange for new finance lease liabilities	114
Leased assets obtained in exchange for new operating lease liabilities	47,866

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, carried interest allocation, incentive fees, principal investment income and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that accrued carried interest allocations and incentive fees receivable, which are predominantly due from affiliated funds, are presented separately within investments and other assets, respectively, within the Condensed Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2019	2018
Due from affiliates:
Management fees receivable from non-consolidated funds	$174,668	$151,455
Payments made on behalf of and amounts due from non-consolidated funds and employees	59,413	47,922
Due from affiliates—Company	$234,081	$199,377
Amounts due from portfolio companies and non-consolidated funds	$15,888	$17,609
Due from affiliates—Consolidated Funds	$15,888	$17,609
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,125	$2,105
Management fees received in advance	3,724	5,491
Tax receivable agreement liability	24,927	24,927
Undistributed carried interest and incentive fees	25,700	31,162
Payments made by non-consolidated funds on behalf of and payable by the Company	9,051	18,726
Due to affiliates—Company	$65,527	$82,411

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
ARCC Investment Advisory and Management Agreement
In connection with ARCC's board approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150% effective on June 21, 2019, the investment advisory and management agreement was amended effective June 6, 2019 to reduce the annual base management fee paid to the Company from 1.5% to 1.0% on all assets financed using leverage over 1.0 times debt to equity.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and six months ended June 30, 2019, the Company recorded income tax expense of $9.5 million and $23.9 million, respectively. For the three and six months ended June 30, 2018, the Company recorded income tax expense of $36.9 million and $24.5 million, respectively. In connection with its election to be taxed as a corporation effective March 1, 2018, the Company recorded a significant one-time deferred tax liability arising from the embedded net unrealized gains of both carried interest and the investment portfolio that were not previously subject to corporate taxes.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three and six months ended June 30, 2019, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate. In 2018, the Company utilized the discrete effective tax rate method to calculate its interim income tax provision since the conversion to a U.S. corporation for tax purposes occurred in an interim period.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $42.4 million and $42.1 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
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
11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by using the two-class method. Diluted earnings per share of Class A common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the three and six months ended June 30, 2019, the treasury stock method was the more dilutive method. For the three and six months ended June 30, 2018, the two-class method was the more dilutive method.

The computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Options	9,841,385	19,111,390	10,788,784	19,471,589
Restricted units	9,172,641	15,271,381	10,036,334	15,811,964
AOG Units	116,831,583	120,231,237	116,913,353	124,211,007

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$26,714	$(17,200)	$66,238	$18,323
Distributions on participating unvested restricted units	(1,886)	(1,970)	(3,693)	(3,877)
Net income (loss) available to Class A common stockholders	$24,828	$(19,170)	$62,545	$14,446
Basic weighted-average shares of Class A common stock	105,188,966	98,037,252	104,054,035	91,861,946
Basic earnings (loss) per share of Class A common stock	$0.24	$(0.20)	$0.60	$0.16
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$26,714	$(17,200)	$66,238	$18,323
Distributions on unvested restricted units	—	(1,970)	—	(3,877)
Net income (loss) available to Class A common stockholders	$26,714	$(19,170)	$66,238	$14,446
Effect of dilutive shares:
Restricted units	7,212,754	—	6,349,061	—
Options	4,202,167	—	3,254,768	—
Diluted weighted-average shares of Class A common stock	116,603,887	98,037,252	113,657,864	91,861,946
Diluted earnings (loss) per share of Class A common stock	$0.23	$(0.20)	$0.58	$0.16
Dividends declared and paid per Class A common stock	$0.32	$0.37	$0.64	$0.77
12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the 2014 Equity Incentive Plan, as amended and restated on March 1, 2018 and as further amended and restated effective November 26, 2018 (the “Equity Incentive Plan”). Based on a formula as defined in the Equity Incentive Plan, the total number of shares available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year. Accordingly, on January 1, 2019, the total number of shares available for issuance under the Equity Incentive Plan reset to 32,792,005 shares, and as of June 30, 2019, 29,536,100 shares remain available for issuance.
Generally, unvested phantom shares, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Restricted units	$21,783	$18,516	$44,796	$36,547
Restricted units with a market condition	901	—	1,791	—
Options	1,157	3,630	4,258	6,293
Phantom shares	188	361	736	754
Equity-based compensation expense	$24,029	$22,507	$51,581	$43,594

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
The holders of restricted units other than the market condition awards described below generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the six months ended June 30, 2019, the Company declared dividends of $0.32 and $0.32 per share to Class A common stockholders at the close of business on March 15, 2019 and June 14, 2019, respectively. For the three and six months ended June 30, 2019, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $5.2 million and $10.8 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity during the six months ended June 30, 2019:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	16,255,475	$19.21
Granted	3,881,203	20.01
Vested	(3,534,621)	17.92
Forfeited	(216,662)	19.21
Balance - June 30, 2019	16,385,395	$19.68

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $229.0 million as of June 30, 2019 and is expected to be recognized over the remaining weighted average period of 3.08 years.
Restricted Unit Awards with a Market Condition
The following table presents the unvested market condition awards' activity during the six months ended June 30, 2019:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	1,333,334	$9.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance - June 30, 2019	1,333,334	$9.30

The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $9.1 million as of June 30, 2019 and is expected to be recognized over the remaining weighted average period of 2.66 years.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the six months ended June 30, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2019	18,741,504	$18.99	4.88	$—
Exercised	(4,289,316)	19.00	—	—
Expired	(366,366)	19.00	—	—
Forfeited	(42,270)	19.00	—	—
Balance - June 30, 2019	14,043,552	$18.99	4.75	$100,858
Exercisable at June 30, 2019	13,933,735	$18.99	4.74	$100,015

Net cash proceeds from exercises of stock options were $78.8 million for the six months ended June 30, 2019. The Company realized tax benefits of approximately $3.3 million from those exercises.
Phantom Shares
A summary of unvested phantom shares' activity during the six months ended June 30, 2019 is presented below:

	Phantom Shares	Weighted Average Grant Date Fair Value Per Share
Balance - January 1, 2019	66,287	$19.00
Vested	(61,502)	19.00
Forfeited	(4,785)	19.00
Balance - June 30, 2019	—	$—

During the six months ended June 30, 2019 the Company paid $1.5 million to settle vested phantom shares.

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

In February 2019, the Company's board of directors authorized the repurchase of up to $150 million of shares of Class
A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2020. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three and six months ended June 30, 2019, the Company repurchased 0.4 million shares as part of the stock repurchase program at a total cost of $10.4 million. As of June 30, 2019, the amount remaining available for repurchases under the program was $139.6 million.
The following table presents the changes in each class of common stock for the six months ended June 30, 2019:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2019	101,594,095	1,000	1	101,595,096
Exchanges of AOG Units	97,493	—	—	97,493
Stock option exercises	4,168,449	—	—	4,168,449
Repurchases of stock	(400,000)	—	—	(400,000)
Vesting of restricted stock awards	1,998,272	—	—	1,998,272
Balance outstanding - June 30, 2019	107,458,309	1,000	1	107,459,310

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities as of June 30, 2019 and December 31, 2018, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the three and six months ended June 30, 2019 and 2018.

					Daily Average Ownership
	As of June 30, 2019		As of December 31, 2018		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2019	2018	2019	2018
Ares Management Corporation	107,458,309	47.94%	101,594,095	46.47%	47.38%	44.92%	47.09%	42.51%
Ares Owners Holding L.P.	116,707,849	52.06%	117,019,274	53.53%	52.62%	53.82%	52.91%	54.4%
Affiliate of Alleghany Corporation	—	—%	—	—%	—%	1.26%	—%	3.09%
Total	224,166,158	100.00%	218,613,369	100.00%

Preferred Stock
In connection with the Conversion on November 26, 2018, each 7.00% Series A preferred share of the Company before the Conversion was converted into one share of 7.00% Series A Preferred Stock, $0.01 par value per share of the Company. As of June 30, 2019 and December 31, 2018, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the six months ended June 30, 2019, the Company reclassified certain expenses from OMG to its operating segments. The Company has modified historical results to conform with its current presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $105.5 billion of AUM and 170 funds as of June 30, 2019. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, alternative credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate borrowers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The alternative credit strategy seeks investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. Alternative credit investments include certain structural features designed to protect value and minimize loss such as asset security, seniority, covenants, and cash flow prioritization. These investments include asset-backed securities, specialty assets, real assets, and structured credit. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Company provides investors access to these capabilities through several vehicles, including commingled funds, separately managed accounts and a publicly traded vehicle. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of June 30, 2019, by both market capitalization and total assets. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits.
Private Equity Group:  The Company’s Private Equity Group has approximately $24.7 billion of AUM as of June 30, 2019, broadly categorizing its investment strategies as corporate private equity, infrastructure and power, special opportunities and energy opportunities. As of June 30, 2019 the group managed five corporate private equity commingled funds focused on North America and Europe and three focused on greater China, five commingled funds and six related co-investment vehicles focused on infrastructure and power, three commingled special opportunities funds and the Company's first energy opportunities fund. In its North American and European flexible capital corporate private equity strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The infrastructure and power strategy targets infrastructure-related assets across the power generation, transmission, midstream sectors and renewables seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special opportunities strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios. The energy opportunities strategy targets investments in the energy industry where its flexible capital can provide attractive risk-adjusted returns while mitigating commodity risk.
Real Estate Group:  The Company’s Real Estate Group manages comprehensive equity and debt strategies, with approximately $11.9 billion of AUM across 45 funds as of June 30, 2019. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy. The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe. The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $39,157)	$172,347	$52,162	$21,770	$246,279	$—	$246,279
Other fees	3,939	—	672	4,611	—	4,611
Compensation and benefits	(64,965)	(21,291)	(11,928)	(98,184)	(33,994)	(132,178)
General, administrative and other expenses	(13,381)	(4,912)	(3,523)	(21,816)	(19,874)	(41,690)
Fee related earnings	97,940	25,959	6,991	130,890	(53,868)	77,022
Performance income—realized	15,959	18,369	1,666	35,994	—	35,994
Performance related compensation—realized	(9,564)	(14,696)	(969)	(25,229)	—	(25,229)
Realized net performance income	6,395	3,673	697	10,765	—	10,765
Investment income (loss)—realized	(310)	1,030	1,546	2,266	—	2,266
Interest and other investment income (expense) —realized	4,631	3,318	2,119	10,068	(17)	10,051
Interest expense	(1,908)	(2,436)	(1,050)	(5,394)	(399)	(5,793)
Realized net investment income (loss)	2,413	1,912	2,615	6,940	(416)	6,524
Realized income	$106,748	$31,544	$10,303	$148,595	$(54,284)	$94,311
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $29,866)	$135,848	$49,318	$17,138	$202,304	$—	$202,304
Other fees	6,877	337	7	7,221	—	7,221
Compensation and benefits	(52,271)	(18,672)	(8,768)	(79,711)	(30,680)	(110,391)
General, administrative and other expenses	(11,294)	(4,175)	(2,391)	(17,860)	(19,236)	(37,096)
Fee related earnings	79,160	26,808	5,986	111,954	(49,916)	62,038
Performance income—realized	41,672	80,415	521	122,608	—	122,608
Performance related compensation—realized	(23,577)	(64,311)	7	(87,881)	—	(87,881)
Realized net performance income	18,095	16,104	528	34,727	—	34,727
Investment income (loss)—realized	595	9,016	(250)	9,361	798	10,159
Interest and other investment income—realized	3,035	2,920	667	6,622	584	7,206
Interest expense	(3,596)	(1,440)	(452)	(5,488)	(588)	(6,076)
Realized net investment income (loss)	34	10,496	(35)	10,495	794	11,289
Realized income	$97,289	$53,408	$6,479	$157,176	$(49,122)	$108,054

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $77,550)	$335,313	$103,558	$40,420	$479,291	$—	$479,291
Other fees	7,005	—	681	7,686	—	7,686
Compensation and benefits	(125,313)	(42,487)	(21,212)	(189,012)	(66,655)	(255,667)
General, administrative and other expenses	(26,886)	(8,969)	(6,655)	(42,510)	(40,506)	(83,016)
Fee related earnings	190,119	52,102	13,234	255,455	(107,161)	148,294
Performance income—realized	37,884	62,492	4,191	104,567	—	104,567
Performance related compensation—realized	(22,227)	(49,993)	(2,226)	(74,446)	—	(74,446)
Realized net performance income	15,657	12,499	1,965	30,121	—	30,121
Investment income—realized	548	11,966	5,026	17,540	—	17,540
Interest and other investment income (expense) —realized	7,536	3,612	3,224	14,372	(2)	14,370
Interest expense	(3,807)	(4,611)	(2,169)	(10,587)	(795)	(11,382)
Realized net investment income (loss)	4,277	10,967	6,081	21,325	(797)	20,528
Realized income	$210,053	$75,568	$21,280	$306,901	$(107,958)	$198,943
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $58,283)	$267,614	$99,205	$32,311	$399,130	$—	$399,130
Other fees	12,607	677	10	13,294	—	13,294
Compensation and benefits	(102,965)	(37,871)	(16,407)	(157,243)	(60,872)	(218,115)
General, administrative and other expenses	(21,148)	(8,216)	(4,823)	(34,187)	(37,627)	(71,814)
Fee related earnings	156,108	53,795	11,091	220,994	(98,499)	122,495
Performance income—realized	46,743	84,813	14,159	145,715	—	145,715
Performance related compensation—realized	(26,665)	(67,871)	(8,214)	(102,750)	—	(102,750)
Realized net performance income	20,078	16,942	5,945	42,965	—	42,965
Investment income—realized	1,366	9,687	3,100	14,153	1,636	15,789
Interest and other investment income—realized	6,224	2,979	884	10,087	1,736	11,823
Interest expense	(8,269)	(2,668)	(872)	(11,809)	(1,136)	(12,945)
Realized net investment income (loss)	(679)	9,998	3,112	12,431	2,236	14,667
Realized income	$175,507	$80,735	$20,148	$276,390	$(96,263)	$180,127

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Segment revenues
Management fees (includes ARCC Part I Fees of $39,157, $77,550 and $29,866, $58,283 for the three and six months ended June 30, 2019 and 2018, respectively)	$246,279	$202,304	$479,291	$399,130
Other fees	4,611	7,221	7,686	13,294
Performance income—realized	35,994	122,608	104,567	145,715
Total segment revenues	$286,884	$332,133	$591,544	$558,139
Segment expenses
Compensation and benefits	$98,184	$79,711	$189,012	$157,243
General, administrative and other expenses	21,816	17,860	42,510	34,187
Performance related compensation—realized	25,229	87,881	74,446	102,750
Total segment expenses	$145,229	$185,452	$305,968	$294,180
Segment realized net investment income
Investment income—realized	$2,266	$9,361	$17,540	$14,153
Interest and other investment income- realized	10,068	6,622	14,372	10,087
Interest expense	(5,394)	(5,488)	(10,587)	(11,809)
Total segment realized net investment income	$6,940	$10,495	$21,325	$12,431

The following table reconciles the Company's consolidated revenues to segment revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total consolidated revenue	$384,822	$204,163	$862,019	$470,252
Performance income-unrealized	(98,662)	124,343	(245,237)	89,225
Management fees of Consolidated Funds eliminated in consolidation	8,735	8,272	17,148	15,583
Incentive fees of Consolidated Funds eliminated in consolidation	4,750	4,000	5,184	4,000
Principal investment income of Consolidated Funds eliminated in consolidation	(4,265)	12,851	(3,132)	10,650
Administrative fees(1)	(6,602)	(6,770)	(13,204)	(13,182)
Performance income reclass(2)	(26)	(31)	580	(1,006)
Principal investment income	(1,579)	(14,722)	(31,471)	(17,430)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	(289)	27	(343)	47
Total consolidation adjustments and reconciling items	(97,938)	127,970	(270,475)	87,887
Total segment revenue	$286,884	$332,133	$591,544	$558,139

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated expenses to segment expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total consolidated expenses	$335,701	$221,017	$704,808	$427,300
Performance related compensation-unrealized	(67,459)	100,886	(174,762)	89,877
Expenses of Consolidated Funds added in consolidation	(28,912)	(47,382)	(42,313)	(56,011)
Expenses of Consolidated Funds eliminated in consolidation	13,485	12,270	22,332	19,583
Administrative fees(1)	(6,602)	(6,770)	(13,204)	(13,182)
OMG expenses	(53,868)	(49,916)	(107,161)	(98,499)
Acquisition and merger-related expense	(4,207)	(47)	(5,980)	272
Equity compensation expense	(24,029)	(22,507)	(51,581)	(43,594)
Unamortized placement fees	(12,432)	(1,852)	(12,953)	(3,516)
Depreciation and amortization expense	(5,221)	(7,711)	(11,045)	(14,887)
Other expense(2)	—	(11,836)	—	(11,836)
Expense of non-controlling interests in consolidated subsidiaries	(1,227)	(700)	(2,173)	(1,327)
Total consolidation adjustments and reconciling items	(190,472)	(35,565)	(398,840)	(133,120)
Total segment expenses	$145,229	$185,452	$305,968	$294,180

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)	2018 period includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total consolidated other income	$35,262	$67,926	$63,132	$70,166
Investment (income) loss - unrealized	7,618	(1,382)	(8,565)	4,269
Interest and other investment (income) loss - unrealized	(4,628)	1,373	350	1,296
Other expense from Consolidated Funds added in consolidation, net	(33,008)	(69,193)	(64,215)	(76,445)
Other (income) expense from Consolidated Funds eliminated in consolidation, net	282	(993)	(90)	(534)
OMG other income	(188)	(3,699)	(158)	(6,467)
Performance income reclass(1)	26	31	(580)	1,006
Principal investment income	1,579	14,722	31,471	17,430
Other expense, net	2	1,718	1	1,725
Other income of non-controlling interests in consolidated subsidiaries	(5)	(8)	(21)	(15)
Total consolidation adjustments and reconciling items	(28,322)	(57,431)	(41,807)	(57,735)
Total segment realized net investment income	$6,940	$10,495	$21,325	$12,431

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income before taxes	$84,383	$51,072	$220,343	$113,118
Adjustments:
Depreciation and amortization expense	5,221	7,711	11,045	14,887
Equity compensation expense	24,029	22,507	51,581	43,594
Acquisition and merger-related expense	4,207	47	5,980	(272)
Unamortized placement fees	12,432	1,852	12,953	3,516
OMG expense, net	53,680	46,217	107,003	92,032
Other expense, net(1)	2	13,554	1	13,561
Expense of non-controlling interests in consolidated subsidiaries	933	719	1,809	1,359
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(8,079)	(9,951)	(25,124)	(10,318)
Total performance income - unrealized	(98,662)	124,343	(245,237)	89,225
Total performance related compensation - unrealized	67,459	(100,886)	174,762	(89,877)
Total investment (income) loss - unrealized	2,990	(9)	(8,215)	5,565
Realized income	148,595	157,176	306,901	276,390
Total performance income - realized	(35,994)	(122,608)	(104,567)	(145,715)
Total performance related compensation - realized	25,229	87,881	74,446	102,750
Total investment income - realized	(6,940)	(10,495)	(21,325)	(12,431)
Fee related earnings	$130,890	$111,954	$255,455	$220,994

(1)	2018 period includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of June 30,	As of December 31,
	2019	2018
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$224,154	$222,477
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	197,296	186,455
Assets of consolidated VIEs	8,421,736	8,141,280
Liabilities of consolidated VIEs	7,634,429	7,479,383

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to non-controlling interests related to consolidated VIEs	$8,346	$9,882	$25,970	$10,249

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of June 30, 2019 and December 31, 2018 and results from operations for the three and six months ended June 30, 2019 and 2018.

	As of June 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$247,220	$—	$—	$247,220
Investments (includes $1,071,954 of accrued carried interest)	1,763,338	—	(197,296)	1,566,042
Due from affiliates	242,515	—	(8,434)	234,081
Other assets	358,091	—	—	358,091
Right-of-use operating lease assets	152,579	—	—	152,579
Assets of Consolidated Funds
Cash and cash equivalents	—	376,328	—	376,328
Investments, at fair value	—	7,926,615	—	7,926,615
Due from affiliates	—	15,888	—	15,888
Receivable for securities sold	—	76,993	—	76,993
Other assets	—	25,912	—	25,912
Total assets	$2,763,743	$8,421,736	$(205,730)	$10,979,749
Liabilities
Accounts payable, accrued expenses and other liabilities	$76,838	$—	$—	$76,838
Accrued compensation	114,936	—	—	114,936
Due to affiliates	65,527	—	—	65,527
Performance related compensation payable	772,592	—	—	772,592
Debt obligations	566,277	—	—	566,277
Right-of-use operating lease liabilities	179,192	—	—	179,192
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	75,647	—	75,647
Due to affiliates	—	8,434	(8,434)	—
Payable for securities purchased	—	369,465	—	369,465
CLO loan obligations, at fair value	—	7,054,773	(23,932)	7,030,841
Fund borrowings	—	126,110	—	126,110
Total liabilities	1,775,362	7,634,429	(32,366)	9,377,425
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	787,307	(173,364)	613,943
Non-controlling interest in Ares Operating Group entities	352,882	—	—	352,882
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (107,458,309 shares issued and outstanding)	1,075	—	—	1,075
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding)	—	—	—	—
Additional paid-in-capital	379,789	—	—	379,789
Retained earnings	(35,247)	—	—	(35,247)
Accumulated other comprehensive loss, net of tax	(8,879)	—	—	(8,879)
Total stockholders' equity	635,499	—	—	635,499
Total equity	988,381	787,307	(173,364)	1,602,324
Total liabilities, non-controlling interests and equity	$2,763,743	$8,421,736	$(205,730)	$10,979,749

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$110,247	$—	$—	$110,247
Investments (includes $841,079 of accrued carried interest)	1,512,592	—	(186,455)	1,326,137
Due from affiliates	207,924	—	(8,547)	199,377
Other assets	377,651	—	—	377,651
Assets of Consolidated Funds
Cash and cash equivalents	—	384,644	—	384,644
Investments, at fair value	—	7,673,165	—	7,673,165
Due from affiliates	—	17,609	—	17,609
Receivable for securities sold	—	42,076	—	42,076
Other assets	—	23,786	—	23,786
Total assets	$2,208,414	$8,141,280	$(195,002)	$10,154,692
Liabilities
Accounts payable, accrued expenses and other liabilities	$83,221	$—	$—	$83,221
Accrued compensation	29,389	—	—	29,389
Due to affiliates	82,411	—	—	82,411
Performance related compensation payable	641,737	—	—	641,737
Debt obligations	480,952	—	—	480,952
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	83,876	—	83,876
Due to affiliates	—	8,547	(8,547)	—
Payable for securities purchased	—	471,390	—	471,390
CLO loan obligations	—	6,706,286	(28,195)	6,678,091
Fund borrowings	—	209,284	—	209,284
Total liabilities	1,317,710	7,479,383	(36,742)	8,760,351
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	661,897	(158,260)	503,637
Non-controlling interest in Ares Operating Group entities	302,780	—	—	302,780
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 units issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (101,594,095 shares issued and outstanding)	1,016	—	—	1,016
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding)	—	—	—	—
Additional paid-in-capital	326,007	—	—	326,007
Retained earnings	(29,336)	—	—	(29,336)
Accumulated other comprehensive loss, net of taxes	(8,524)	—	—	(8,524)
Total stockholders' equity	587,924	—	—	587,924
Total equity	890,704	661,897	(158,260)	1,394,341
Total liabilities, non-controlling interests and equity	$2,208,414	$8,141,280	$(195,002)	$10,154,692

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended June 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $39,157)	$246,581	$—	$(8,735)	$237,846
Carried interest allocation	119,712	—	—	119,712
Incentive fees	14,970	—	(4,750)	10,220
Principal investment income	1,579	—	4,265	5,844
Administrative, transaction and other fees	11,200	—	—	11,200
Total revenues	394,042	—	(9,220)	384,822
Expenses
Compensation and benefits	162,170	—	—	162,170
Performance related compensation	92,688	—	—	92,688
General, administrative and other expense	65,416	—	—	65,416
Expenses of the Consolidated Funds	—	28,912	(13,485)	15,427
Total expenses	320,274	28,912	(13,485)	335,701
Other income (expense)
Net realized and unrealized gain on investments	927	—	(406)	521
Interest and dividend income	2,324	—	(672)	1,652
Interest expense	(5,793)	—	—	(5,793)
Other income, net	5,078	—	(281)	4,797
Net realized and unrealized loss on investments of the Consolidated Funds	—	(486)	370	(116)
Interest and other income of the Consolidated Funds	—	102,206	—	102,206
Interest expense of the Consolidated Funds	—	(68,712)	707	(68,005)
Total other income	2,536	33,008	(282)	35,262
Income before taxes	76,304	4,096	3,983	84,383
Income tax expense (benefit)	9,772	(267)	—	9,505
Net income	66,532	4,363	3,983	74,878
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	4,363	3,983	8,346
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,393	—	—	34,393
Net income attributable to Ares Management Corporation	32,139	—	—	32,139
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$26,714	$—	$—	$26,714

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended June 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $29,866)	$202,304	$—	$(8,272)	$194,032
Carried interest allocation	(13,444)		—	(13,444)
Incentive fees	11,740		(4,000)	7,740
Principal investment income	14,722	—	(12,851)	1,871
Administrative, transaction and other fees	13,964	—	—	13,964
Total revenues	229,286	—	(25,123)	204,163
Expenses
Compensation and benefits	138,992	—	—	138,992
Performance related compensation	(13,005)	—	—	(13,005)
General, administrative and other expense	59,918	—	—	59,918
Expenses of the Consolidated Funds	—	47,382	(12,270)	35,112
Total expenses	185,905	47,382	(12,270)	221,017
Other income (expense)
Net realized and unrealized loss on investments	4,438	—	(1,171)	3,267
Interest and dividend income	2,356	—	—	2,356
Interest expense	(6,076)	—	—	(6,076)
Other expense, net	(2,978)	—	991	(1,987)
Net realized and unrealized gain on investments of the Consolidated Funds	—	33,819	668	34,487
Interest and other income of the Consolidated Funds	—	92,633	—	92,633
Interest expense of the Consolidated Funds	—	(57,259)	505	(56,754)
Total other income (expense)	(2,260)	69,193	993	67,926
Income before taxes	41,121	21,811	(11,860)	51,072
Income tax expense	36,834	69	—	36,903
Net income	4,287	21,742	(11,860)	14,169
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	21,742	(11,860)	9,882
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	16,062	—	—	16,062
Net loss attributable to Ares Management L.P.	(11,775)	—	—	(11,775)
Less: Preferred equity dividends paid	5,425	—	—	5,425
Net loss attributable to Ares Management L.P. common shareholders	$(17,200)	$—	$—	$(17,200)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Six Months Ended June 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $77,550)	$479,653	$—	$(17,148)	$462,505
Carried interest allocation	317,005	—	—	317,005
Incentive fees	32,219	—	(5,184)	27,035
Principal investment income	31,471	—	3,132	34,603
Administrative, transaction and other fees	20,871	—	—	20,871
Total revenues	881,219	—	(19,200)	862,019
Expenses
Compensation and benefits	319,016	—	—	319,016
Performance related compensation	249,208	—	—	249,208
General, administrative and other expense	116,603	—	—	116,603
Expenses of the Consolidated Funds	—	42,313	(22,332)	19,981
Total expenses	684,827	42,313	(22,332)	704,808
Other income (expense)
Net realized and unrealized gain on investments	5,351	—	(1,354)	3,997
Interest and dividend income	4,648	—	(1,152)	3,496
Interest expense	(11,382)	—	—	(11,382)
Other income, net	210	—	90	300
Net realized and unrealized gain on investments of the Consolidated Funds	—	3,262	986	4,248
Interest and other income of the Consolidated Funds	—	195,390	—	195,390
Interest expense of the Consolidated Funds	—	(134,437)	1,520	(132,917)
Total other income (expense)	(1,173)	64,215	90	63,132
Income before taxes	195,219	21,902	3,222	220,343
Income tax expense (benefit)	24,735	(846)	—	23,889
Net income	170,484	22,748	3,222	196,454
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	22,748	3,222	25,970
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	93,396	—	—	93,396
Net income attributable to Ares Management Corporation	77,088	—	—	77,088
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Net income attributable to Ares Management Corporation Class A common stockholders	$66,238	$—	$—	$66,238

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Six Months Ended June 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $58,283)	$399,130	$—	$(15,583)	$383,547
Carried interest allocation	40,685	—	—	40,685
Incentive fees	16,811	—	(4,000)	12,811
Principal investment income	17,430	—	(10,650)	6,780
Administrative, transaction and other fees	26,429	—	—	26,429
Total revenues	500,485	—	(30,233)	470,252
Expenses
Compensation and benefits	273,631	—	—	273,631
Performance related compensation	12,873	—	—	12,873
General, administrative and other expense	104,368	—	—	104,368
Expenses of the Consolidated Funds	—	56,011	(19,583)	36,428
Total expenses	390,872	56,011	(19,583)	427,300
Other income (expense)
Net realized and unrealized gain on investments	3,260	—	(832)	2,428
Interest and dividend income	5,703	—	—	5,703
Interest expense	(12,945)	—	—	(12,945)
Other expense, net	(2,831)	—	533	(2,298)
Net realized and unrealized gain on investments of the Consolidated Funds	—	21,367	35	21,402
Interest and other income of the Consolidated Funds	—	157,055	—	157,055
Interest expense of the Consolidated Funds	—	(101,977)	798	(101,179)
Total other income (expense)	(6,813)	76,445	534	70,166
Income before taxes	102,800	20,434	(10,116)	113,118
Income tax expense	24,459	69	—	24,528
Net income	78,341	20,365	(10,116)	88,590
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	20,365	(10,116)	10,249
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	49,168	—	—	49,168
Net income attributable to Ares Management L.P.	29,173	—	—	29,173
Less: Preferred equity dividends paid	10,850	—	—	10,850
Net income attributable to Ares Management L.P. common shareholders	$18,323	$—	$—	$18,323

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2019 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In July 2019, the Company's board of directors declared a quarterly dividend of $0.32 per share of Class A common stock payable on September 30, 2019 to common stockholders of record at the close of business on September 16, 2019.

In July 2019, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on September 30, 2019 to preferred stockholders of record at the close of business on September 15, 2019. As September 15, 2019 falls on a Sunday, the effective record date for the dividend will be Friday, September 13, 2019.

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
Our Business
We are a leading global alternative investment manager that operates integrated businesses, which are our reportable segments. Our reportable segments are Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2019, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
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
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of June 30, 2019, approximately 72% of our assets under management were in funds with a remaining contractual life of three years or more, approximately 74% were in funds with an initial duration greater than seven years at time of closing and 89% of our management fees are derived from permanent capital, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

U.S. credit markets experienced positive performance in the second quarter as Federal Reserve policy and stable credit conditions largely offset volatility from global trade tensions and increasing uncertainty surrounding future economic growth. The expectations of a potential rate cut contributed to higher leveraged loan and high yield bond prices. The CSLLI, a leveraged loan index, returned 1.6% in the second quarter of 2019 while the ICE BAML High Yield Master II Index, a high yield bond index, returned 2.6% in the second quarter of 2019.
European credit markets experienced similar performance behind accommodative statements from the European Central Bank and strong European corporate earnings. The Credit Suisse Western European Leveraged Loan Index returned 1.1% during the second quarter of 2019 while the ICE BAML European Currency High Yield Index returned 2.4%.
In the U.S., the S&P 500 Index continued its strong rally to start the year with the index growing 4.3% in the second quarter of 2019 bringing year to date appreciation to 18.5%. Outside the U.S., the global equity markets saw broad based appreciation as well with the MSCI All Country World ex USA Index increasing 3.0% in the second quarter of 2019 bringing year to date appreciation of 13.6%. The intermediated private equity auction market remains highly competitive and leveraged buy out purchase price multiples remained near historical highs during the second quarter of 2019. Amidst a significant expansion in the size of the corporate debt market, leverage levels continue to increase and are even higher when EBITDA-adjustments are taken into account. These dynamics have led to a significant compression in private equity risk premiums. We continue to believe careful company selection, a focus on high-quality assets and a differentiated view to drive value creation is of paramount importance in the current market environment.
European and U.S. real estate fundamentals and pricing appear to have held steady or improved over the second quarter of 2019. While the global macroeconomic backdrop is clouded by trade tensions among other geopolitical volatilities, European and U.S. property performance have been bolstered by consumer spending, low unemployment rates and accommodative central bank policies. Leverage continued to be accretive to property values and the availability of investment capital maintained transaction volumes. Across our targeted markets in both the U.S. and Europe, we continue to find opportunities to capitalize on our deep understanding of local market and overall industry dynamics to acquire and lend on commercial real estate.
Notwithstanding the potential opportunities represented by market volatility, future earnings, cash flows, dividend payments and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.
Recent Transactions

On July 9, 2019, we expanded our existing insurance platform, Ares Insurance Solutions, through the launch of Aspida Financial (“Aspida”). Aspida entered into an agreement to acquire a Michigan-domiciled insurance company and its insurance operations for approximately $75 million in cash. The transaction is expected to close prior to the end of 2019, subject to regulatory approval and other closing conditions.
Consolidation and Deconsolidation of Ares Funds
Consolidated funds represented approximately 6.4% of our AUM as of June 30, 2019, 3.6% of our management fees and 1.5% of our performance income for the six months ended June 30, 2019. As of June 30, 2019, we consolidated 14 CLOs and eight private funds, and as of June 30, 2018, we consolidated 12 CLOs and nine private funds.
Our CLOs serve as long-term, non-recourse financing for debt investments and as a way to minimize refinancing and maturity risk and secure a fixed cost of funds over an underlying market interest rate. As of June 30, 2019, our maximum exposure of loss for CLO securities was $100.8 million.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest expense of Consolidated Funds, net realized and unrealized gain (loss) on investments of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three and six months ended June 30, 2019 and 2018. Also, the consolidation of these funds typically has the impact of decreasing management fees, carried interest allocation and incentive fees reported under GAAP to the extent these are eliminated upon consolidation. For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2019, two entities were liquidated/dissolved and two entities experienced a significant change in ownership that resulted in deconsolidation of the fund and CLO during the period. During the six months ended June 30, 2018, one entity was liquidated/dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
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
Assets Under Management
Assets under management (“AUM”) refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:

•	net asset value (“NAV”) of such funds;

•	the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
NAV refers to the fair value of all of the assets of a fund less the liabilities of the fund.
For CLOs, our AUM is equal to initial principal amounts of notes adjusted for paydowns.

The tables below provide rollforwards of our total AUM by segment for the three months ended June 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2019	$101,076	$23,778	$11,810	$136,664
Net new par/equity commitments	2,350	997	455	3,802
Net change in debt commitments	3,341	—	111	3,452
Distributions	(2,376)	(559)	(650)	(3,585)
Change in fund value	1,114	519	142	1,775
Balance at 6/30/2019	$105,505	$24,735	$11,868	$142,108
Average AUM(1)	$103,292	$24,257	$11,840	$139,389

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2018	$77,310	$24,303	$10,896	$112,509
Net new par/equity commitments	9,359	350	307	10,016
Net change in debt commitments	1,990	—	—	1,990
Distributions	(1,800)	(1,039)	(240)	(3,079)
Change in fund value	(1)	(12)	(53)	(66)
Balance at 6/30/2018	$86,858	$23,602	$10,910	$121,370
Average AUM(1)	$82,085	$23,953	$10,904	$116,942

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of our total AUM by segment for the six months ended June 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2018	$95,836	$23,487	$11,340	$130,663
Net new par/equity commitments	4,915	1,028	617	6,560
Net new debt commitments	6,306	—	583	6,889
Distributions	(3,724)	(1,199)	(989)	(5,912)
Change in fund value	2,172	1,419	317	3,908
Balance at 6/30/2019	$105,505	$24,735	$11,868	$142,108
Average AUM(1)	$100,805	$24,000	$11,673	$136,478

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2017	$71,732	$24,530	$10,229	$106,491
Net new par/equity commitments	12,459	363	1,164	13,986
Net new debt commitments	4,745	—	—	4,745
Distributions	(3,136)	(1,321)	(531)	(4,988)
Change in fund value	1,058	30	48	1,136
Balance at 6/30/2018	$86,858	$23,602	$10,910	$121,370
Average AUM(1)	$78,634	$24,145	$10,679	$113,458

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, are presented below as of June 30, 2019 and 2018 (in millions):

AUM: $142,108	AUM: $121,370

FPAUM	AUM not yet earning fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $7.8 billion and $7.0 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2019 and 2018, respectively.

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

The tables below provide rollforwards of our total FPAUM by segment for the three months ended June 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2019	$62,924	$17,322	$6,975	$87,221
Commitments	1,570	—	279	1,849
Subscriptions/deployment/increase in leverage	2,695	188	402	3,285
Redemptions/distributions/decrease in leverage	(2,992)	(324)	(229)	(3,545)
Change in fund value	566	2	36	604
FPAUM Balance at 6/30/2019	$64,763	$17,188	$7,463	$89,414
Average FPAUM(1)	$63,845	$17,256	$7,220	$88,321

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2018	$51,540	$16,663	$6,751	$74,954
Commitments	1,888	350	97	2,335
Subscriptions/deployment/increase in leverage	1,951	171	280	2,402
Redemptions/distributions/decrease in leverage	(2,109)	(590)	(115)	(2,814)
Change in fund value	66	(5)	(50)	11
FPAUM Balance at 6/30/2018	$53,336	$16,589	$6,963	$76,888
Average FPAUM(1)	$52,439	$16,627	$6,858	$75,924

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of our total FPAUM by segment for the six months ended June 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$81,870
Commitments	3,408	81	365	3,854
Subscriptions/deployment/increase in leverage	6,628	500	559	7,687
Redemptions/distributions/decrease in leverage	(4,457)	(468)	(410)	(5,335)
Change in fund value	1,471	4	(3)	1,472
Change in fee basis	(134)	—	—	(134)
FPAUM Balance at 6/30/2019	$64,763	$17,188	$7,463	$89,414
Average FPAUM(1)	$61,844	$17,194	$7,130	$86,168

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2017	$49,450	$16,858	$6,189	$72,497
Commitments	2,818	363	863	4,044
Subscriptions/deployment/increase in leverage	3,915	374	415	4,704
Redemptions/distributions/decrease in leverage	(3,334)	(1,016)	(298)	(4,648)
Change in fund value	494	10	(2)	502
Change in fee basis	(7)	—	(204)	(211)
FPAUM Balance at 6/30/2018	$53,336	$16,589	$6,963	$76,888
Average FPAUM(1)	$51,443	$16,703	$6,635	$74,781

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
IGAUM generally represents the AUM of our funds that are currently generating on a realized or unrealized basis, performance income. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IGAUM.
The charts below present our IEAUM and IGAUM by segment as of June 30, 2019 and 2018 (in millions):

Credit	Private Equity	Real Estate

As of June 30, 2019 and 2018, our available capital, which we refer to as dry powder, was $37.1 billion and $33.3 billion, respectively, primarily attributable to our funds in the Credit Group.

Management Fees Fund Duration
We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended June 30, 2019 and 2018, 83% and 81%, respectively, of our unconsolidated management fees were attributable to funds with three or more years in duration. The charts below present the composition of our unconsolidated management fees by the initial fund duration for the three months ended June 30, 2019 and 2018:

Permanent Capital	3 to 6 years	7 to 9 years	10 or more years	Differentiated Managed Accounts(1)	Fewer Than 3 years	Managed Accounts

(1) Differentiated managed accounts have been managed by the Company for longer than three years, are investing in illiquid strategies or are co-investments structured to pay management fees.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the six months ended June 30, 2019 or represented at least 1% of the Company’s total FPAUM as of June 30, 2019, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Results of Operations
Consolidated Results of Operations
We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented. The following table and discussion sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Management fees (includes ARCC Part I Fees of $39,157, $77,550 and $29,866, $58,283 for the three and six months ended June 30, 2019 and 2018, respectively)	$237,846	$194,032	$43,814	23%	$462,505	$383,547	$78,958	21%
Carried interest allocation	119,712	(13,444)	133,156	NM	317,005	40,685	276,320	NM
Incentive fees	10,220	7,740	2,480	32%	27,035	12,811	14,224	111%
Principal investment income	5,844	1,871	3,973	212%	34,603	6,780	27,823	NM
Administrative, transaction and other fees	11,200	13,964	(2,764)	(20)%	20,871	26,429	(5,558)	(21)%
Total revenues	384,822	204,163	180,659	88%	862,019	470,252	391,767	83%
Expenses
Compensation and benefits	162,170	138,992	(23,178)	(17)%	319,016	273,631	(45,385)	(17)%
Performance related compensation	92,688	(13,005)	(105,693)	NM	249,208	12,873	(236,335)	NM
General, administrative and other expenses	65,416	59,918	(5,498)	(9)%	116,603	104,368	(12,235)	(12)%
Expenses of Consolidated Funds	15,427	35,112	19,685	56%	19,981	36,428	16,447	45%
Total expenses	335,701	221,017	(114,684)	(52)%	704,808	427,300	(277,508)	(65)%
Other income (expense)
Net realized and unrealized gain on investments	521	3,267	(2,746)	(84)%	3,997	2,428	1,569	65%
Interest and dividend income	1,652	2,356	(704)	(30)%	3,496	5,703	(2,207)	(39)%
Interest expense	(5,793)	(6,076)	283	5%	(11,382)	(12,945)	1,563	12%
Other income (expense), net	4,797	(1,987)	6,784	NM	300	(2,298)	2,598	NM
Net realized and unrealized gain (loss) on investments of Consolidated Funds	(116)	34,487	(34,603)	NM	4,248	21,402	(17,154)	(80)%
Interest and other income of Consolidated Funds	102,206	92,633	9,573	10%	195,390	157,055	38,335	24%
Interest expense of Consolidated Funds	(68,005)	(56,754)	(11,251)	(20)%	(132,917)	(101,179)	(31,738)	(31)%
Total other income	35,262	67,926	(32,664)	(48)%	63,132	70,166	(7,034)	(10)%
Income before taxes	84,383	51,072	33,311	65%	220,343	113,118	107,225	95%
Income tax expense	9,505	36,903	27,398	74%	23,889	24,528	639	3%
Net income	74,878	14,169	60,709	NM	196,454	88,590	107,864	122%
Less: Net income attributable to non-controlling interests in Consolidated Funds	8,346	9,882	(1,536)	(16)%	25,970	10,249	15,721	153%
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,393	16,062	18,331	114%	93,396	49,168	44,228	90%
Net income (loss) attributable to Ares Management Corporation	32,139	(11,775)	43,914	NM	77,088	29,173	47,915	164%
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—%	10,850	10,850	—	—%
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$26,714	$(17,200)	43,914	NM	$66,238	$18,323	47,915	262%

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our condensed consolidated results of operations for the three and six months ended June 30, 2019 compared to 2018.
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Revenues
Management Fees. Total management fees increased by $43.8 million, or 23%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $79.0 million, or 21%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases in total management fees were primarily driven by increases in ARCC Part I Fees and by higher FPAUM from capital deployments and new commitments during the current year periods. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $133.2 million to $119.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $276.3 million to $317.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Carried interest allocation for the three and six months ended June 30, 2019 and 2018 was principally composed of the following (in millions):

	Three Months Ended June 30, 2019	Primary Drivers	Six Months Ended June 30, 2019	Primary Drivers
Credit funds	$35.9	Nine direct lending funds with $8.3 billion of IGAUM as of June 30, 2019 generating returns in excess of their hurdle rates. Ares Capital Europe III, L.P. (“ACE III”) and Ares Capital Europe IV, L.P. (“ACE IV”) generated $6.8 million and $7.2 million of carried interest allocation during the period, respectively	$72.7
Nine direct lending funds with $9.3 billion of IGAUM as of June 30, 2019 generating returns in excess of their hurdle rates. ACE III and ACE IV generated $20.0 million and $19.7 million of carried interest allocation during the period, respectively

Private equity funds	65.0	Increased fair value of Ares Corporate Opportunities Fund IV, L.P.'s (“ACOF IV”) investment in a portfolio company resulting from a pending sale of the company	209.1
Market appreciation of Ares Corporate Opportunities Fund III, L.P.'s (“ACOF III”) investment in Floor & Decor Holdings, Inc.(“Floor & Decor”); increased fair value of ACOF IV's investment in a portfolio company resulting from a pending sale of the company; and market appreciation across multiple ACOF IV portfolio companies

Real estate funds	18.8	Market appreciation from multiple properties within three of our U.S. real estate equity funds, Ares European Real Estate Fund IV L.P. (“EF IV”) and certain European real estate equity funds	35.2	Market appreciation from multiple properties within four of our U.S. real estate equity funds, EF IV and two European real estate equity funds
Carried interest allocation	$119.7		$317.0

	Three Months Ended June 30, 2018	Primary Drivers	Six Months Ended June 30, 2018	Primary Drivers
Credit funds	$25.4	Seven direct lending funds with $4.5 billion of IGAUM as of June 30, 2018 generating returns in excess of their hurdle rates. ACE III generated $12.1 million of carried interest allocation during the period	$41.5
Seven direct lending funds with $4.5 billion of IGAUM as of June 30, 2018 generating returns in excess of their hurdle rates. ACE III generated $22.8 million of carried interest allocation during the period

Private equity funds	(53.2)	Reduction of fair value of an ACOF IV industrial portfolio company and market depreciation of ACOF III's investment in Floor & Decor	(27.7)	Reductions of fair value of an ACOF IV industrial portfolio company and an Ares Energy Investors Fund V, L.P. (“EIF V”) asset; offset by market appreciation of ACOF III's investment in Floor & Decor
Real estate funds	14.4	Market appreciation from multiple properties within four of our U.S. real estate equity funds and EF IV	26.9	Market appreciation from multiple properties within six of our U.S. real estate equity funds, EF IV and a certain European real estate equity fund
Carried interest allocation	$(13.4)		$40.7
Incentive Fees. Incentive fees increased by $2.5 million, or 32%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $14.2 million, or 111%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by direct lending funds that did not generate incentive fees in the prior periods but generated returns in excess of hurdle rates in the current year periods.
Principal Investment Income. Principal investment income increased by $4.0 million to $5.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $27.8 million to $34.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase for the three month comparative period was primarily driven by a higher fair value of our investment in ACOF IV as a result of a pending sale of ACOF IV's investment in a portfolio company. The increase for the six month comparative period was primarily driven by a higher fair value of our investment in ACOF III as a result of market appreciation of Floor & Decor, which benefited from the general equity market rebound during 2019 and by a higher fair value of our investment in ACOF IV as a result of a pending sale of ACOF IV's investment in a portfolio company.
Administrative, Transaction and Other Fees. Administrative fees and other fees decreased by $2.8 million, or 20%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $5.6 million, or 21%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decreases for the comparative periods were primarily driven by fewer transaction-based fees based on loan originations within certain funds in our Credit Group that will fluctuate periodically with the volume of syndicated loan originations and with the amount of capital available for deployment.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $23.2 million, or 17%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $45.4 million, or 17%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by higher incentive compensation attributable to management fee growth, 7% headcount growth, increases in ARCC Part I Fees compensation of $5.8 million and $11.7 million for the three and six month comparative periods, respectively, and increases in equity compensation.
Equity compensation expense increased by $1.5 million and $8.0 million for the three and six month comparative periods primarily due to additional restricted units granted as part of our annual bonus program and to certain retention awards, including new restricted units granted to our Chief Executive Officer subsequent to June 30, 2018. Additionally, our annual equity compensation bonus program commenced in 2016 with awards scheduled to vest over a four year service period. As such, equity compensation expense for the three and six months ended June 30, 2019 reflects expenses associated with four years of bonus grants, whereas equity compensation expense for the three and six months ended June 30, 2018 reflected only three years of bonus grants.
Performance Related Compensation.  Performance related compensation increased by $105.7 million to $92.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $236.3 million to $249.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.The increases in performance related compensation are largely correlated with the respective increases in carried interest allocation and incentive fees.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $5.5 million, or 9%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $12.2 million, or 12%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by higher placement fees of $11.7 million and $11.2 million for the three and six month comparative periods, respectively, largely from fees associated with the launch of a fund in our special opportunities strategy. Additionally, we recognized higher professional service fees of $5.2 million and $9.0 million for the three and six month comparative periods, respectively, largely as a result of professional services related to due diligence, marketing and legal expenses related to the expansion of our existing insurance platform. The prior year periods include an $11.8 million one-time reimbursement to ARCC for certain rent and utilities for the first quarter of 2018 and the years ended 2017, 2016, 2015 and 2014. Beginning in the second quarter of 2018, we began to incur certain expenses that were previously incurred by ARCC. These expenses resulted in approximately $3.5 million in recurring occupancy and marketing related expenses for the six months ended June 30, 2019.
Expenses of the Consolidated Funds. Expenses of the Consolidated Funds decreased by $19.7 million, or 56%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $16.4 million, or 45%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decreases were primarily driven by higher professional fees incurred during the prior year periods as a result of CLO debt issuances during those periods. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition.

Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net realized and unrealized gain on investments. Net realized and unrealized gain on investments decreased by $2.7 million, or 84%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased by $1.6 million, or 65%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease for the three month comparative periods was primarily due to net gains on our non-core investments recognized during the prior year period. The increase for the six month comparative periods was primarily due to higher net gains on our CLO investments, which benefited from favorable market conditions during the current year period.
Interest and Dividend Income. Interest and dividend income decreased by $0.7 million, or 30%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $2.2 million, or 39%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. During the second quarter of 2018, we sold $219.3 million of our investments in our CLO securities primarily resulting in a decrease in interest income attributable to CLO securities for the comparative periods.
Interest Expense. Interest expense decreased by $0.3 million, or 5%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $1.6 million, or 12%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decreases for the comparative periods were primarily driven by the pay off of term loans we had entered into to finance certain investments in CLOs during the second quarter of 2018.
Other income (expense), net. Other income (expense), net increased from other expense, net of $2.0 million and $2.3 million for three and six months ended June 30, 2018, respectively, to other income, net of $4.8 million and $0.3 million for the three and six months ended June 30, 2019. The increases were primarily driven by transaction gains from the revaluation of certain assets and liabilities denominated in foreign currencies for the three and six months ended June 30, 2019. The transaction gains were primarily due to the strengthening of the U.S. dollar against the British pounds sterling and the Euro.
Net realized and unrealized gain (loss) on investments of Consolidated Funds. Net realized and unrealized gain (loss) on investments of Consolidated Funds decreased from net realized and unrealized gain on investments of Consolidated Funds of $34.5 million for three months ended June 30, 2018 to net realized and unrealized loss on investments of Consolidated Funds of $0.1 million. Net realized and unrealized gain on investments of Consolidated Funds decreased by $17.2 million, or 80%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decreases for the comparative periods were primarily due to lower market prices for certain investments in our Asian private equity fund during the current year periods.
Interest and Other Income of the Consolidated Funds. Interest and other income of the Consolidated Funds increased by $9.6 million, or 10%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $38.3 million, or 24%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by additional interest paying assets from four CLOs that we began consolidating subsequent to June 30, 2018 resulting in an increase in interest income for the comparative periods.
Interest Expense of the Consolidated Funds. Interest expense of the Consolidated Funds increased by $11.3 million, or 20%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $31.7 million, or 31%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily the result of interest expense from the debt issued for four CLOs we began consolidating subsequent to June 30, 2018 resulting in an increase in interest expense for the comparative periods.
Income tax expense. Income tax expense decreased by $27.4 million, or 74%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased by $0.6 million, or 3%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decreases in income tax expense were primarily driven by two significant one-time deferred tax items related to our election to be taxed as a corporation for U.S. federal income tax purposes during 2018. Income tax expense for the three months ended June 30, 2018 included a $28.9 million valuation allowance recorded during the period against a deferred tax asset, which was established during the three months ended March 31, 2018, effectively eliminating any impact on income tax expense for the six months ended June 30, 2018. The decrease in effective tax rate for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily driven by one-time deferred tax items from the embedded net unrealized gains of both carried interest and the investment portfolio that were not subject to corporate taxes prior to our election to be taxed as a corporation for U.S. federal income tax purposes during 2018.

Non-Controlling Interests.  Net income attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management Corporation and is allocated based on the weighted average daily ownership of the AOG unitholders. The weighted average daily ownership for non-controlling AOG unitholders decreased from 55.1% and 57.5% for the three and six months ended June 30, 2018 to 52.6% and 52.9% for the three and six months ended June 30, 2019. The decreases in non–controlling ownership were primarily driven by stock option exercises during the three months ended June 30, 2019 and by vestings of restricted stock awards during the six months ended June 30, 2019.
Net income attributable to non-controlling interests in Ares Operating Group entities increased by $18.3 million, or 114%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $44.2 million, or 90%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 . The increases were primarily a result of net income increasing at a greater rate than the decrease in non-controlling interests in Ares Operating Group entities.

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
FRE, RI and Other Measures
FRE and RI are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For definitions of each of these non-GAAP financial measures see the Glossary. The following table sets forth FRE and RI by segment for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)		Six Months Ended		Favorable (Unfavorable)
	June 30,				June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings:
Credit Group	$97,940	$79,160	$18,780	24%	$190,119	$156,108	$34,011	22%
Private Equity Group	25,959	26,808	(849)	(3)%	52,102	53,795	(1,693)	(3)%
Real Estate Group	6,991	5,986	1,005	17%	13,234	11,091	2,143	19%
Operations Management Group	(53,868)	(49,916)	(3,952)	(8)%	(107,161)	(98,499)	(8,662)	(9)%
Fee Related Earnings	$77,022	$62,038	14,984	24%	$148,294	$122,495	25,799	21%
Realized Income:
Credit Group	$106,748	$97,289	9,459	10%	$210,053	$175,507	34,546	20%
Private Equity Group	31,544	53,408	(21,864)	(41)%	75,568	80,735	(5,167)	(6)%
Real Estate Group	10,303	6,479	3,824	59%	21,280	20,148	1,132	6%
Operations Management Group	(54,284)	(49,122)	(5,162)	(11)%	(107,958)	(96,263)	(11,695)	(12)%
Realized Income	$94,311	$108,054	(13,743)	(13)%	$198,943	$180,127	18,816	10%

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income before taxes	$84,383	$51,072	$220,343	$113,118
Adjustments:
Depreciation and amortization expense	5,221	7,711	11,045	14,887
Equity compensation expense	24,029	22,507	51,581	43,594
Acquisition and merger-related expense	4,207	47	5,980	(272)
Unamortized placement fees	12,432	1,852	12,953	3,516
Other expense, net	2	13,554	1	13,561
Expense of non-controlling interests in consolidated subsidiaries	933	719	1,809	1,359
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(8,079)	(9,951)	(25,124)	(10,318)
Unconsolidated performance income - unrealized	(98,662)	124,343	(245,237)	89,225
Unconsolidated performance related compensation - unrealized	67,459	(100,886)	174,762	(89,877)
Unconsolidated net investment (income) loss - unrealized	2,386	(2,914)	(9,170)	1,334
Realized Income	94,311	108,054	198,943	180,127
Unconsolidated performance income - realized	(35,994)	(122,608)	(104,567)	(145,715)
Unconsolidated performance related compensation - realized	25,229	87,881	74,446	102,750
Unconsolidated net investment income - realized	(6,524)	(11,289)	(20,528)	(14,667)
Fee Related Earnings	$77,022	$62,038	$148,294	$122,495

Results of Operations by Segment
Credit Group—Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Management fees (includes ARCC Part I Fees of $39,157, $77,550 and $29,866, $58,283 for the three and six months ended June 30, 2019 and 2018, respectively)	$172,347	$135,848	$36,499	27%	$335,313	$267,614	$67,699	25%
Other fees	3,939	6,877	(2,938)	(43)%	7,005	12,607	(5,602)	(44)%
Compensation and benefits	(64,965)	(52,271)	(12,694)	(24)%	(125,313)	(102,965)	(22,348)	(22)%
General, administrative and other expenses	(13,381)	(11,294)	(2,087)	(18)%	(26,886)	(21,148)	(5,738)	(27)%
Fee Related Earnings	$97,940	$79,160	18,780	24%	$190,119	$156,108	34,011	22%

Management Fees

The charts below present Credit Group management fees and effective management fee rates for the three and six months ended June 30, 2019 ($ in millions):

$400
$350
$300
$250
$200
$150
$100
$50
$-
$172.3
$19.2
$39.2
$113.9
$135.8
$0.7
$29.9
$105.2
$335.3
$32.4
$77.5
$225.4
$267.6
$1.4
$58.3
$207.9
Q2 2019
Q2 2018
YTD 2019
YTD 2018
Effective management fee rate 1.07% 1.02% 1.07% 1.03%
ARCC Part I Fees' contribution 0.24% 0.23% 0.25% 0.22%
Fees from funds in existence in both periods
ARCC Part 1 Fees
Fees from funds launched subsequent to 2Q 2018
Fees from funds dissolved prior to 2Q 2019

The increases in management fees were primarily driven by the following: (i) higher ARCC Part I Fees primarily due to increases in interest income from a higher average size and weighted average yield of ARCC's portfolio and due to increases in capital structuring service fees, which were primarily the result of a higher number of transactions with larger portfolio companies in larger issuances; (ii) additional capital deployment within funds in existence in both periods; (iii) the formation of 29 new funds subsequent to June 30, 2018 with FPAUM of $11.4 billion as of June 30, 2019, and (iv) offset by the liquidation of five funds subsequent to June 30, 2018 with FPAUM of $0.8 billion as of June 30, 2018. CLOs accounted for approximately 9.7% of the Credit Group's management fees for the three and six months ended June 30, 2019 and for approximately 10.0% of the Credit Group's management fees for the three and six months ended June 30, 2018.

The increases in the effective management fee rate were primarily due to increased ARCC Part I Fees and to new direct lending funds with higher effective fee rates for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Other Fees. Other fees decreased by $2.9 million, or 43%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $5.6 million, or 44%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decreases were primarily driven by fewer transaction-based fees based on loan originations within certain funds that will fluctuate periodically with the volume of syndicated loan originations and with the amount of capital available for deployment.
Compensation and Benefits. Compensation and benefits expenses increased by $12.7 million, or 24%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $22.3 million, or 22%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by higher compensation in connection with higher management fees for the comparative periods, 10% headcount growth and by increases in ARCC Part I Fees compensation of $5.8 million and $11.7 million for the three and six month comparative periods, respectively. We continue to hire investment professionals to support our growing U.S. and European direct lending FPAUM, which increased by 33% for the comparative periods.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $2.1 million, or 18%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $5.7 million, or 27%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Beginning in the second quarter of 2018, we began to incur certain expenses that were previously incurred by ARCC. These expenses resulted in approximately $3.5 million in recurring occupancy and marketing related expenses for the six months ended June 30, 2019. Additionally, we continue to invest in expanding our retail distribution footprint through a joint venture, which pays a third party broker for retail distribution services.
Realized Income:
The following table presents the components of the Credit Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$97,940	$79,160	$18,780	24%	$190,119	$156,108	$34,011	22%
Performance income-realized	15,959	41,672	(25,713)	(62)%	37,884	46,743	(8,859)	(19)%
Performance related compensation-realized	(9,564)	(23,577)	14,013	59%	(22,227)	(26,665)	4,438	17%
Realized net performance income	6,395	18,095	(11,700)	(65)%	15,657	20,078	(4,421)	(22)%
Investment income (loss)-realized	(310)	595	(905)	NM	548	1,366	(818)	(60)%
Interest and other investment income-realized	4,631	3,035	1,596	53%	7,536	6,224	1,312	21%
Interest expense	(1,908)	(3,596)	1,688	47%	(3,807)	(8,269)	4,462	54%
Realized net investment income (loss)	2,413	34	2,379	NM	4,277	(679)	4,956	NM
Realized Income	$106,748	$97,289	9,459	10%	$210,053	$175,507	34,546	20%

NM - Not meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income decreased by $11.7 million, or 65%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $4.4 million, or 22%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Realized net performance income for the three and six months ended June 30, 2019 was principally composed of incentive fees from certain direct lending funds that are generating returns in excess of their hurdle rate. Realized net performance income for the three and six months ended June 30, 2018 was principally composed of incentive fees from certain direct lending funds that are generating returns in excess of their hurdle rate and tax distributions received from ACE III and certain other direct lending funds.
Realized net investment income increased by $2.4 million to $2.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Realized net investment loss of $0.7 million for the six months ended June 30, 2018 increased to realized net investment income of $4.3 million for the six months ended June 30, 2019. The increases were primarily driven by lower interest expense for the comparative periods as a result of decreases in the cost basis of investments on which interest expense is allocated.

Credit Group— Carried Interest and Incentive Fees
Accrued carried interest and incentive fee receivables for the Credit Group are composed of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
ACE III	$78,331	$63,338
ACE IV	28,194	8,517
CSF III	13,056	9,962
ARCC	—	50,246
PCS	37,657	21,009
Other credit funds	72,765	57,583
Total Credit Group	$230,003	$210,655
The change in accrued carried interest and incentive fee receivable for the comparative periods was primarily composed of the following: (i) a $66.5 million increase in unrealized carried interest allocation for six months ended June 30, 2019; (ii) $50.2 million of incentive fees realized in 2018 received during the six months ended June 30, 2019; and (iii) foreign currency translation and other adjustments. The following tables presents the components of incentive fees and carried interest allocation for the Credit Group for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACE III	$—	$6,801	$6,801	$15,361	$(3,298)	$12,063
ACE IV	—	7,229	7,229	—	—	—
CSF III	—	1,828	1,828	—	727	727
PCS	—	11,282	11,282	—	6,424	6,424
Other credit funds	15,959	7,764	23,723	26,311	(8,421)	17,890
Total Credit Group	$15,959	$34,904	$50,863	$41,672	$(4,568)	$37,104

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACE III	$4,706	$15,256	$19,962	$15,361	$7,469	$22,830
ACE IV	—	19,702	19,702	—	—	—
CSF III	—	3,095	3,095	—	(275)	(275)
PCS	—	16,398	16,398	—	10,674	10,674
Other credit funds	33,178	12,085	45,263	31,382	(6,344)	25,038
Total Credit Group	$37,884	$66,536	$104,420	$46,743	$11,524	$58,267

Credit Group—Assets Under Management
The tables below provide rollforwards of AUM for the Credit Group for the three months ended June 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2019	$21,242	$4,246	$2,462	$6,576	$41,997	$24,553	$101,076
Net new par/equity commitments	419	21	91	700	1,119	—	2,350
Net change in debt commitments	(118)	—	—	75	3,195	189	3,341
Distributions	(761)	(876)	(95)	(75)	(465)	(104)	(2,376)
Change in fund value	142	103	39	63	446	321	1,114
Balance at 6/30/2019	$20,924	$3,494	$2,497	$7,339	$46,292	$24,959	$105,505
Average AUM(1)	$21,083	$3,870	$2,480	$6,958	$44,145	$24,756	$103,292

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2018	$17,413	$4,582	$3,161	$4,905	$34,560	$12,689	$77,310
Net new par/equity commitments	27	56	36	914	1,210	7,116	9,359
Net new debt commitments	457	—	—	—	1,533	—	1,990
Distributions	(172)	(295)	(297)	(73)	(862)	(101)	(1,800)
Change in fund value	(98)	38	31	7	397	(376)	(1)
Balance at 6/30/2018	$17,627	$4,381	$2,931	$5,753	$36,838	$19,328	$86,858
Average AUM(1)	$17,520	$4,482	$3,046	$5,329	$35,699	$16,009	$82,085

(1)	Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of AUM for the Credit Group for the six months ended June 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Net new par/equity commitments	834	75	(74)	1,966	1,591	523	4,915
Net change in debt commitments	1,964	—	—	75	3,928	339	6,306
Distributions	(966)	(979)	(371)	(327)	(743)	(338)	(3,724)
Change in fund value	212	374	181	177	848	380	2,172
Balance at 6/30/2019	$20,924	$3,494	$2,497	$7,339	$46,292	$24,959	$105,505
Average AUM(1)	$20,349	$3,921	$2,573	$6,454	$42,986	$24,522	$100,805

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2017	$16,530	$4,630	$3,333	$4,791	$30,640	$11,808	$71,732
Net new par/equity commitments	130	200	39	974	3,781	7,335	12,459
Net new debt commitments	1,574	—	—	—	2,925	246	4,745
Distributions	(580)	(453)	(473)	(76)	(1,331)	(223)	(3,136)
Change in fund value	(27)	4	32	64	823	162	1,058
Balance at 6/30/2018	$17,627	$4,381	$2,931	$5,753	$36,838	$19,328	$86,858
Average AUM(1)	$17,190	$4,531	$3,142	$5,150	$34,013	$14,608	$78,634

(1)	Represents the quarterly average of beginning and ending balances.

Credit Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Credit Group for the three months ended June 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2019	$19,666	$4,247	$2,060	$3,190	$23,681	$10,080	$62,924
Commitments	1,199	21	91	253	6	—	1,570
Subscriptions/deployment/increase in leverage	2	—	13	404	1,364	912	2,695
Redemptions/distributions/decrease in leverage	(727)	(875)	(108)	(78)	(924)	(280)	(2,992)
Change in fund value	55	103	36	59	238	75	566
FPAUM Balance at 6/30/2019	$20,195	$3,496	$2,092	$3,828	$24,365	$10,787	$64,763
Average FPAUM(1)	$19,931	$3,872	$2,076	$3,509	$24,023	$10,434	$63,845

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2018	$15,592	$4,578	$2,621	$3,515	$18,158	$7,076	$51,540
Commitments	1,721	56	1	35	45	30	1,888
Subscriptions/deployment/increase in leverage	—	—	25	60	1,134	732	1,951
Redemptions/distributions/decrease in leverage	(163)	(293)	(307)	(188)	(890)	(268)	(2,109)
Change in fund value	(6)	39	29	10	186	(192)	66
FPAUM Balance at 6/30/2018	$17,144	$4,380	$2,369	$3,432	$18,633	$7,378	$53,336
Average FPAUM(1)	$16,368	$4,479	$2,495	$3,474	$18,396	$7,227	$52,439

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide rollforwards of fee paying AUM for the Credit Group for the six months ended June 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Commitments	2,628	75	102	583	20	—	3,408
Subscriptions/deployment/increase in leverage	17	—	23	614	3,448	2,526	6,628
Redemptions/distributions/decrease in leverage	(900)	(978)	(403)	(318)	(1,239)	(619)	(4,457)
Change in fund value	122	374	174	123	479	199	1,471
Change in fee basis	—	—	—	—	—	(134)	(134)
FPAUM Balance at 6/30/2019	$20,195	$3,496	$2,092	$3,828	$24,365	$10,787	$64,763
Average FPAUM(1)	$19,396	$3,923	$2,116	$3,281	$23,234	$9,894	$61,844

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2017	$15,251	$4,629	$2,809	$3,434	$16,869	$6,458	$49,450
Commitments	2,425	189	4	95	75	30	2,818
Subscriptions/deployment/increase in leverage	—	12	25	149	2,373	1,356	3,915
Redemptions/distributions/decrease in leverage	(566)	(451)	(499)	(289)	(1,136)	(393)	(3,334)
Change in fund value	38	4	30	43	452	(73)	494
Change in fee basis	(4)	(3)	—	—	—	—	(7)
FPAUM Balance at 6/30/2018	$17,144	$4,380	$2,369	$3,432	$18,633	$7,378	$53,336
Average FPAUM(1)	$15,996	$4,529	$2,600	$3,460	$17,887	$6,971	$51,443

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of June 30, 2019 and 2018 (in millions):

AUM: $105,505	AUM: $86,858

FPAUM	AUM not yet earning fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $7.8 billion and $7.0 billion of AUM of funds for which we indirectly earn management fees as of June 30, 2019 and 2018, respectively.

Credit Group—Fund Performance Metrics as of June 30, 2019
The Credit Group managed 170 funds and accounts as of June 30, 2019. ARCC contributed approximately 53% of the Credit Group’s total management fees for the six months ended June 30, 2019. In addition to ARCC, four significant funds, ACE III, ACE IV, Ares Private Credit Solutions, L.P. (“PCS”) and Ares Credit Strategies Fund III L.P. (“CSF III”), contributed approximately 13% of the Credit Group’s management fees for the six months ended June 30, 2019. ACE III and ACE IV focus on direct lending to European middle market companies. PCS targets junior capital needs of upper middle market companies in North America. CSF III focuses on European and U.S. direct lending strategies.
We do not present fund performance metrics for significant funds with less than two years of investment performance, which begins from the date of the fund's first investment, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one-year anniversary of the fund's first investment or (ii) such time that the fund has invested at least 50% of its capital. The following table presents the performance data for our significant non-drawdown fund in the Credit Group as of June 30, 2019 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$16,645	N/A	2.8	N/A	5.9	N/A	11.8	U.S. Direct Lending

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

The following table presents the performance data of our significant drawdown funds as of June 30, 2019 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
CSF III	2010	$1,138	$1,135	$1,209	$617	$1,112	$1,729	1.5x	1.4x	8.9	7.9	European & U.S. Direct Lending
ACE III(7)	2015	5,050	2,822	2,505	503	2,628	3,131	1.3x	1.3x	15.4	11.6	European Direct Lending
PCS	2017	3,555	3,365	1,449	98	1,502	1,600	1.2x	1.1x	14.4	10.0	U.S. Direct Lending
ACE IV Unlevered(8)	2018	9,014	2,851	939	11	974	985	1.1x	1.1x	N/A	N/A	European Direct Lending
ACE IV Levered(8)			4,819	1,578	26	1,685	1,711	1.1x	1.1x	N/A	N/A

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

(3)
The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC for CSF III is before giving effect to management fees and carried interest, as applicable. The gross MoIC for all other credit funds is before giving effect to management fees, carried interest, other expenses and taxes, as applicable.

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

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs for CSF III are calculated before giving effect to management fees and carried interest, as applicable. The gross IRRs for all other Credit funds are calculated before giving effect to management fees, carried interest, other expenses and taxes, as applicable.

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

(7)
ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC presented in the chart are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 15.0% and 11.3%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
ACE IV is made up of four parallel funds: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered, and ACE IV (G) Levered. The gross and net MoIC presented in the chart are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. Dollar denominated feeder fund, which has not been presented separately. The gross and net MoIC for ACE IV (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.1x and 1.1.x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Management fees	$52,162	$49,318	$2,844	6%	$103,558	$99,205	$4,353	4%
Other fees	—	337	(337)	NM	—	677	(677)	NM
Compensation and benefits	(21,291)	(18,672)	(2,619)	(14)%	(42,487)	(37,871)	(4,616)	(12)%
General, administrative and other expenses	(4,912)	(4,175)	(737)	(18)%	(8,969)	(8,216)	(753)	(9)%
Fee Related Earnings	$25,959	$26,808	(849)	(3)%	$52,102	$53,795	(1,693)	(3)%

NM - Not meaningful
Management Fees
The charts below present Private Equity Group management fees and effective management fee rates for the three and six months ended June 30, 2019 and 2018 ($ in millions):
Our first energy opportunities fund, which launched in the fourth quarter of 2018, generated management fees of $2.6 million and $5.2 million for the three and six months ended June 30, 2019, respectively. Capital deployment in Ares Special Situations Fund IV, L.P. (“SSF IV”) increased its fee basis, which generated additional management fees of $2.2 million and $4.0 million for the three and six month comparative periods, respectively. Conversely, monetizations and distributions of portfolio holdings of infrastructure and power funds and by ACOF III and ACOF IV were the primary drivers for decreases in management fees attributable to those funds of $1.7 million and $4.4 million for the three and six month comparative periods.
Compensation and Benefits. Compensation and benefits expenses increased by $2.6 million, or 14%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $4.6 million, or 12%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by the timing of certain annual discretionary payments that were paid in the second quarter of the current year but paid during the third quarter in the prior year.
General, administrative and other expenses. General, administrative and other expenses increased by $0.7 million, or 18%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $0.8 million, or 9%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. General, administrative and other expenses will generally fluctuate with the volume of deal flow and new fund launches both of which increased during the comparative periods.
Realized Income:
The following table presents the components of the Private Equity Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$25,959	$26,808	$(849)	(3)%	$52,102	$53,795	$(1,693)	(3)%
Performance income-realized	18,369	80,415	(62,046)	(77)%	62,492	84,813	(22,321)	(26)%
Performance related compensation-realized	(14,696)	(64,311)	49,615	77%	(49,993)	(67,871)	17,878	26%
Realized net performance income	3,673	16,104	(12,431)	(77)%	12,499	16,942	(4,443)	(26)%
Investment income-realized	1,030	9,016	(7,986)	(89)%	11,966	9,687	2,279	24%
Interest and other investment income-realized	3,318	2,920	398	14%	3,612	2,979	633	21%
Interest expense	(2,436)	(1,440)	(996)	(69)%	(4,611)	(2,668)	(1,943)	(73)%
Realized net investment income	1,912	10,496	(8,584)	(82)%	10,967	9,998	969	10%
Realized Income	$31,544	$53,408	(21,864)	(41)%	$75,568	$80,735	(5,167)	(6)%

Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the three months ended June 30, 2019 were primarily attributable to a dividend from an ACOF III professional services portfolio company. Realized net performance income and realized net investment income for the six months ended June 30, 2019 were primarily attributable to realizations from ACOF III's partial sales of its positions in Floor & Decor, a real estate development portfolio company and a dividend from an ACOF III professional services portfolio company.
Realized net performance income and realized net investment income for the three and six months ended June 30, 2018 were primarily attributable to realizations from the monetization of multiple investments held within ACOF III.
Private Equity Group—Carried Interest
Accrued carried interest for the Private Equity Group is composed of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
ACOF III	$334,471	$316,377
ACOF IV	287,294	183,595
EIF V	15,694	—
First flagship energy opportunities fund	11,033	—
Other funds	4,972	6,900
Total Private Equity Group	$653,464	$506,872

The following table presents the components of carried interest allocation for the Private Equity Group for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACOF III	$18,369	$(32,252)	$(13,883)	$80,415	$(90,234)	$(9,819)
ACOF IV	—	60,237	60,237	—	(41,578)	(41,578)
EIF V	—	15,694	15,694	—	—	—
First flagship energy opportunities fund	—	5,482	5,482	—	—	—
Other funds	—	(2,554)	(2,554)	—	(1,793)	(1,793)
Total Private Equity Group	$18,369	$46,607	$64,976	$80,415	$(133,605)	$(53,190)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACOF III	$64,665	$18,094	$82,759	$83,209	$(59,584)	$23,625
ACOF IV	—	103,698	103,698	1,604	(33,150)	(31,546)
EIF V	—	15,694	15,694	—	(16,215)	(16,215)
First flagship energy opportunities fund	—	11,033	11,033	—	—	—
Other funds	(2,173)	(1,904)	(4,077)	—	(3,590)	(3,590)
Total Private Equity Group	$62,492	$146,615	$209,107	$84,813	$(112,539)	$(27,726)

Private Equity Group—Assets Under Management
The tables below provide rollforwards of AUM for the Private Equity Group for the three months ended June 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 3/31/2019	$17,519	$3,588	$1,809	$862	$23,778
Net new equity commitments	—	—	997	—	997
Distributions	(523)	(24)	(11)	(1)	(559)
Change in fund value	425	(7)	77	24	519
Balance at 6/30/2019	$17,421	$3,557	$2,872	$885	$24,735
Average AUM(1)	$17,470	$3,573	$2,340	$874	$24,257

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
Balance at 3/31/2018	$18,728	$4,061	$1,514	$24,303
Net new equity commitments	—	350	—	350
Distributions	(485)	(545)	(9)	(1,039)
Change in fund value	(157)	117	28	(12)
Balance at 6/30/2018	$18,086	$3,983	$1,533	$23,602
Average AUM(1)	$18,407	$4,022	$1,524	$23,953

(1)	Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of AUM for the Private Equity Group for the six months ended June 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2018	$17,159	$3,842	$1,733	$753	$23,487
Net new equity commitments	(125)	—	1,072	81	1,028
Distributions	(947)	(208)	(43)	(1)	(1,199)
Change in fund value	1,334	(77)	110	52	1,419
Balance at 6/30/2019	$17,421	$3,557	$2,872	$885	$24,735
Average AUM(1)	$17,366	$3,663	$2,138	$833	$24,000

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
Balance at 12/31/2017	$18,557	$4,423	$1,550	$24,530
Net new equity commitments	13	350	—	363
Distributions	(509)	(763)	(49)	(1,321)
Change in fund value	25	(27)	32	30
Balance at 6/30/2018	$18,086	$3,983	$1,533	$23,602
Average AUM(1)	$18,457	$4,156	$1,532	$24,145

(1)	Represents the quarterly average of beginning and ending balances

Private Equity Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Private Equity Group for the three months ended June 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 3/31/2019	$11,809	$3,411	$1,339	$763	$17,322
Subscriptions/deployment/increase in leverage	76	—	112	—	188
Redemptions/distributions/decrease in leverage	(317)	(2)	(5)	—	(324)
Change in fund value	2	—	—	—	2
FPAUM Balance at 6/30/2019	$11,570	$3,409	$1,446	$763	$17,188
Average FPAUM(1)	$11,690	$3,410	$1,393	$763	$17,256

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
FPAUM Balance at 3/31/2018	$12,104	$3,634	$925	$16,663
Commitments	—	350	—	350
Subscriptions/deployment/increase in leverage	94	33	44	171
Redemptions/distributions/decrease in leverage	(66)	(500)	(24)	(590)
Change in fund value	(5)	—	—	(5)
FPAUM Balance at 6/30/2018	$12,127	$3,517	$945	$16,589
Average FPAUM(1)	$12,116	$3,576	$935	$16,627

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of fee paying AUM for the Private Equity Group for the six months ended June 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Commitments	—	—	—	81	$81
Subscriptions/deployment/increase in leverage	200	46	254	—	$500
Redemptions/distributions/decrease in leverage	(350)	(109)	(9)	—	$(468)
Change in fund value	4	—	—	—	$4
Change in fee basis	—	—	—	—	$—
FPAUM Balance at 6/30/2019	$11,570	$3,409	$1,446	$763	$17,188
Average FPAUM(1)	$11,698	$3,431	$1,329	$736	$17,194

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2017	$12,073	$4,019	$766	$16,858
Commitments	13	350	—	363
Subscriptions/deployment/increase in leverage	123	34	217	374
Redemptions/distributions/decrease in leverage	(80)	(886)	(50)	(1,016)
Change in fund value	(2)	—	12	10
FPAUM Balance at 6/30/2018	$12,127	$3,517	$945	$16,589
Average FPAUM(1)	$12,101	$3,723	$879	$16,703

(1) Represents the quarterly average of beginning and ending balances.
The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of June 30, 2019 and 2018 (in millions):

AUM: $24,735	AUM: $23,602

FPAUM	Non-fee paying	AUM not yet earning fees	General partner and affiliates

Private Equity Group—Fund Performance Metrics as of June 30, 2019
The Private Equity Group managed 23 commingled funds and related co-investment vehicles as of June 30, 2019. Our significant funds combined for approximately 90% of the Private Equity Group’s management fees for the six months ended June 30, 2019. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. Our special opportunities funds invest opportunistically across a broad spectrum of distressed or mispriced investments. Our infrastructure and power funds focus on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. Our energy opportunities fund targets investments in the energy industry where its flexible capital can provide attractive risk-adjusted returns while mitigating commodity risk. ACOF III, ACOF IV and U.S. Power Fund IV ("USPF IV") are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V, SSF IV, EIF V and the first flagship energy opportunities fund are in deployment mode.
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
The following table presents the performance data as of June 30, 2019 for our significant funds in the Private Equity Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACOF III	2008	$2,936	$3,510	$3,885	$7,656	$2,650	$10,306	2.7x	2.2x	29.1	20.8	Corporate Private Equity
USPF IV	2010	1,628	1,688	2,085	1,215	1,538	2,753	1.3x	1.2x	8.5	5.3	Infrastructure and Power
ACOF IV	2012	5,633	4,700	4,230	2,707	4,920	7,627	1.8x	1.6x	19.0	12.3	Corporate Private Equity
EIF V	2015	855	801	757	237	680	917	1.2x	1.1x	15.4	8.9	Infrastructure and Power
SSF IV(7)	2015	1,518	1,515	2,805	1,458	1,305	2,763	1.0x	0.9x	(1.4)	(3.3)	Special Opportunities
ACOF V	2017	8,198	7,850	4,570	158	5,154	5,312	1.2x	1.1x	13.9	7.4	Corporate Private Equity
First flagship energy opportunities fund	2019	885	756	616	4	699	703	1.1x	1.1x	N/A	N/A	Energy Opportunities

(1)	Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments.

(2)	Unrealized value represents the fair market value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, other expenses and taxes, as applicable.

(4)
The net MoIC for the infrastructure and power and SSF IV is calculated at the fund-level. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. For SSF IV, cash flows used in the gross IRR calculation are based on the actual dates of the cash flows. For all other funds, cash flows are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest, other expenses and taxes, as applicable.

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

(7)
In January 2017, a new team assumed portfolio management of SSF IV. In addition to presenting the cumulative performance measure for SSF IV, we have also adopted a new performance measurement called “SSF IV 2.0”. SSF IV 2.0 is a subset of SSF IV positions and is intended to provide insight into the new team’s cumulative investment performance. SSF IV 2.0 investments represent (i) existing and re-underwritten positions by the new team on January 1, 2017 and (ii) all new investments made by the new team since January 1, 2017. As part of the re-underwriting process, each liquid investment in the SSF IV portfolio was evaluated and a determination was made whether to continue to hold such investment in the SSF IV portfolio or dispose of such investment. At the same time, legacy illiquid investments have been excluded from the SSF IV 2.0 track record as it was not possible to dispose of such investments in the near-term due to their private, illiquid nature. Since January 2017, SSF IV 2.0 has generated gross and net internal rates of return of 12.2% and 8.2% through June 30, 2019, respectively. The IRR is an annualized since inception internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Cash flows used in the IRRs calculations are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, other expenses and taxes, as applicable. The net IRRs are calculated after giving effect to estimated management fees, carried interest and other expenses.

Real Estate Group—Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Management fees	$21,770	$17,138	$4,632	27%	$40,420	$32,311	$8,109	25%
Other fees	672	7	665	NM	681	10	671	NM
Compensation and benefits	(11,928)	(8,768)	(3,160)	(36)%	(21,212)	(16,407)	(4,805)	(29)%
General, administrative and other expenses	(3,523)	(2,391)	(1,132)	(47)%	(6,655)	(4,823)	(1,832)	(38)%
Fee Related Earnings	$6,991	$5,986	1,005	17%	$13,234	$11,091	2,143	19%

NM - Not meaningful
Management Fees
The charts below present Real Estate Group management fees and effective management fee rates for the three and six months ended June 30, 2019 and 2018 ($ in millions):

Our fifth flagship European real estate equity fund generated additional management fees of $6.3 million and $10.9 million for the three and six month comparative periods, respectively, of which $3.6 million and $4.6 million were attributable to one-time catch up fees for the three and six month comparative periods, respectively, from additional capital commitments to the fund during the three and six month periods ended June 30, 2019. Conversely, multiple property sales held within several of our real estate equity funds resulted in decreases in management fees of $2.1 million and $4.1 million for the three and six month comparative periods, respectively.
The increases in effective management fee rates between periods were primarily due to deployment of capital within our real estate equity funds. Our latest U.S. and European real estate equity funds pay a lower fixed fee on committed capital and then a higher fee on deployed capital. Immediately following capital raising, our effective fee rate decreases temporarily and increases as capital is subsequently deployed.
Compensation and Benefits.  Compensation and benefits expenses increased by $3.2 million, or 36%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $4.8 million, or 29%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by higher compensation in connection with higher management fees for the comparative periods.

Realized Income:
The following table presents the components of the Real Estate Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$6,991	$5,986	$1,005	17%	$13,234	$11,091	$2,143	19%
Performance income-realized	1,666	521	1,145	220%	4,191	14,159	(9,968)	(70)%
Performance related compensation-realized	(969)	7	(976)	NM	(2,226)	(8,214)	5,988	73%
Realized net performance income	697	528	169	32%	1,965	5,945	(3,980)	(67)%
Investment income (loss)-realized	1,546	(250)	1,796	NM	5,026	3,100	1,926	62%
Interest and other investment income-realized	2,119	667	1,452	218%	3,224	884	2,340	265%
Interest expense	(1,050)	(452)	(598)	(132)%	(2,169)	(872)	(1,297)	(149)%
Realized net investment income (loss)	2,615	(35)	2,650	NM	6,081	3,112	2,969	95%
Realized Income	$10,303	$6,479	3,824	59%	$21,280	$20,148	1,132	6%

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income for the six months ended June 30, 2019 was primarily attributable to the monetization of several properties held within a certain European equity real estate fund and a certain U.S. equity real estate fund. Realized net performance income for the six months ended June 30, 2018 was primarily attributable to tax distributions received from EF IV.
Realized net investment income for the three and six months ended June 30, 2019 was primarily attributable to sales of multiple properties held within various U.S. real estate equity funds resulting in realized gains from our investments in these funds and to interest income from our investment in a U.S. real estate equity funds that was made in the fourth quarter of 2018. Realized net investment income for the six months ended June 30, 2018 was primarily attributable to sales of multiple properties held within Ares US Real Estate Fund VIII, L.P. ("US VIII") and various other U.S. real estate equity funds resulting in net realized gains from our investments in these funds.
Real Estate Group— Carried Interest and Incentive Fees
Accrued carried interest and incentive fee receivables for the Real Estate Group are composed of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
US VIII	$58,054	$50,847
EF IV	66,186	65,166
Other real estate funds	64,247	57,236
Subtotal	188,487	173,249
Other fee generating funds(1)	12,310	12,197
Total Real Estate Group	$200,797	$185,446

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
The change in accrued carried interest and incentive fee receivable for the comparative periods was composed of the following: (i) a $32.1 million increase in unrealized carried interest allocation for the six months ended June 30, 2019; (ii) $16.9 million of realized carried interest allocation in 2018 received during the six months ended June 30, 2019; and (iii) foreign currency translation and other adjustments.

The following table presents the components of incentive fees and carried interest allocation for the Real Estate Group for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
US VIII	$—	$3,474	$3,474	$—	$436	$436
EF IV	—	6,197	6,197	—	11,012	11,012
Other real estate funds	1,666	7,508	9,174	—	2,934	2,934
Subtotal	1,666	17,179	18,845	—	14,382	14,382
Other fee generating funds(1)	—	(27)	(27)	521	(552)	(31)
Total Real Estate Group	$1,666	$17,152	$18,818	$521	$13,830	$14,351

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
US VIII	$—	$7,207	$7,207	$—	$4,766	$4,766
EF IV	—	1,072	1,072	12,396	1,104	13,500
Other real estate funds	3,724	23,694	27,418	1,242	7,447	8,689
Subtotal	3,724	31,973	35,697	13,638	13,317	26,955
Other fee generating funds(1)	467	113	580	521	(1,527)	(1,006)
Total Real Estate Group	$4,191	$32,086	$36,277	$14,159	$11,790	$25,949

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
Real Estate Group—Assets Under Management
The tables below provide rollforwards of AUM for the Real Estate Group for the three months ended June 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2019	$3,894	$3,897	$4,019	$11,810
Net new equity commitments	38	279	138	455
Net new debt commitments	—	—	111	111
Distributions	(492)	(59)	(99)	(650)
Change in fund value	64	65	13	142
Balance at 6/30/2019	$3,504	$4,182	$4,182	$11,868
Average AUM(1)	$3,699	$4,040	$4,101	$11,840

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2018	$4,505	$3,388	$3,003	$10,896
Net new equity commitments	110	197	—	307
Distributions	(133)	(99)	(8)	(240)
Change in fund value	72	(135)	10	(53)
Balance at 6/30/2018	$4,554	$3,351	$3,005	$10,910
Average AUM(1)	$4,530	$3,370	$3,004	$10,904

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of AUM for the Real Estate Group for the six months ended June 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Net new equity commitments	(72)	470	219	617
Net new debt commitments	—	—	583	583
Distributions	(788)	(93)	(108)	(989)
Change in fund value	201	94	22	317
Balance at 6/30/2019	$3,504	$4,182	$4,182	$11,868
Average AUM(1)	$3,854	$3,930	$3,889	$11,673

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2017	$4,578	$2,704	$2,947	$10,229
Net new equity commitments	144	965	55	1,164
Distributions	(267)	(248)	(16)	(531)
Change in fund value	99	(70)	19	48
Balance at 6/30/2018	$4,554	$3,351	$3,005	$10,910
Average AUM(1)	$4,546	$3,148	$2,985	$10,679

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Real Estate Group for the three months ended June 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2019	$2,625	$3,317	$1,033	$6,975
Commitments	—	279	—	279
Subscriptions/deployment/increase in leverage	144	32	226	402
Redemptions/distributions/decrease in leverage	(141)	(12)	(76)	(229)
Change in fund value	—	22	14	36
FPAUM Balance at 6/30/2019	$2,628	$3,638	$1,197	$7,463
Average FPAUM(1)	$2,627	$3,478	$1,115	$7,220

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2018	$3,008	$2,729	$1,014	$6,751
Commitments	97	—	—	97
Subscriptions/deployment/increase in leverage	14	240	26	280
Redemptions/distributions/decrease in leverage	(67)	(40)	(8)	(115)
Change in fund value	7	(67)	10	(50)
FPAUM Balance at 6/30/2018	$3,059	$2,862	$1,042	$6,963
Average FPAUM(1)	$3,034	$2,796	$1,028	$6,858

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of fee paying AUM for the Real Estate Group for the six months ended June 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Commitments	—	365	—	365
Subscriptions/deployment/increase in leverage	155	88	316	559
Redemptions/distributions/decrease in leverage	(266)	(58)	(86)	(410)
Change in fund value	—	(26)	23	(3)
FPAUM Balance at 6/30/2019	$2,628	$3,638	$1,197	$7,463
Average FPAUM(1)	$2,664	$3,408	$1,058	$7,130

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2017	$3,062	$2,064	$1,063	$6,189
Commitments	126	737	—	863
Subscriptions/deployment/increase in leverage	51	338	26	415
Redemptions/distributions/decrease in leverage	(148)	(83)	(67)	(298)
Change in fund value	5	(27)	20	(2)
Change in fee basis	(37)	(167)	—	(204)
FPAUM Balance at 6/30/2018	$3,059	$2,862	$1,042	$6,963
Average FPAUM(1)	$3,043	$2,552	$1,040	$6,635

(1) Represents the quarterly average of beginning and ending balances.
The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of June 30, 2019 and 2018 (in millions):

AUM: $11,868	AUM: $10,910

FPAUM	Non-fee paying	AUM not yet earning fees	General partner and affiliates

Real Estate Group—Fund Performance Metrics as of June 30, 2019
The Real Estate Group managed 45 funds as of June 30, 2019. Our significant funds in the Real Estate Group combined for approximately 57% of the Real Estate Group’s management fees for the six months ended June 30, 2019. EF IV and our fifth flagship European real estate fund are commingled funds focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany; and Ares US Real Estate Fund IX, L.P. ("VEF IX"), a commingled equity fund focused on real estate assets located in United States.
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
The following table presents the performance data as of June 30, 2019 for our significant funds in the Real Estate Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,074	$1,302	$1,105	$739	$962	$1,701	1.5x	1.3x	19.2	13.4	European Real Estate Equity
VEF IX	2017	1,029	1,040	595	19	584	603	1.1x	1.0x	N/A	N/A	U.S. Real Estate Equity
Fifth flagship European real estate fund(8)	2018	1,557	1,547	308	43	303	346	1.1x	1.0x	N/A	N/A	European Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment level and is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, carried interest, other expenses and taxes, as applicable.

(4)
The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees, carried interest or has such fees rebated outside of the fund. The net MoIC is after giving effect to management fees, carried interest as applicable and other expenses. Net fund-level MoICs would generally likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. Cash flows used in the gross IRR calculation are assumed to occur at quarter-end. The gross IRRs are calculated before giving effect to management fees, carried interest, other expenses and taxes, as applicable.

(6)
The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, exclude interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees or carried interest or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the chart are for the Euro denominated parallel fund. The gross and net IRRs for the U.S. Dollar denominated parallel fund are 18.8% and 13.5%, respectively. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.5x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

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

Operations Management Group—Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Fee Related Earnings:
The following table presents the components of the OMG's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Compensation and benefits	$(33,994)	$(30,680)	$(3,314)	(11)%	$(66,655)	$(60,872)	$(5,783)	(10)%
General, administrative and other expenses	(19,874)	(19,236)	(638)	(3)%	(40,506)	(37,627)	(2,879)	(8)%
Fee Related Earnings	$(53,868)	$(49,916)	(3,952)	(8)%	$(107,161)	$(98,499)	(8,662)	(9)%

Compensation and Benefits.  Compensation and benefits expenses increased by $3.3 million, or 11%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $5.8 million, or 10%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases were primarily driven by higher incentive compensation attributable to management fee growth and 7% headcount growth for the comparative periods. We continue to invest in resources dedicated to help evolve our middle and back office capabilities to support the growing needs of our business in the years ahead.
Realized Income:
The following table presents the components of the OMG's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$(53,868)	$(49,916)	$(3,952)	(8)%	$(107,161)	$(98,499)	$(8,662)	(9)%
Investment income-realized	—	798	(798)	NM	—	1,636	(1,636)	NM
Interest and other investment income (loss)-realized	(17)	584	(601)	NM	(2)	1,736	(1,738)	NM
Interest expense	(399)	(588)	189	32%	(795)	(1,136)	341	30%
Realized net investment income (loss)	(416)	794	(1,210)	NM	(797)	2,236	(3,033)	NM
Realized Income	$(54,284)	$(49,122)	(5,162)	(11)%	$(107,958)	$(96,263)	(11,695)	(12)%

NM - Not Meaningful

Realized income for the periods presented was composed of FRE, as explained above, and realized net investment income for the respective periods.
Realized net investment income decreased from $0.8 million and $2.2 million for the three and six months ended June 30, 2018 to realized net investment loss of $0.4 million and $0.8 million for the three and six months ended June 30, 2019. The decreases were primarily driven by net investment income from our non–core energy investments recognized in the prior year periods that were subsequently sold in the fourth quarter of 2018.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of June 30, 2019, our cash and cash equivalents were $247.2 million and we had $320.0 million of borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
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
In February 2019, our board of directors authorized the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2020. Repurchases under the program depend on the prevailing market conditions and other factors.
During the three and six months ended June 30, 2019, we repurchased 0.4 million shares as part of the stock repurchase program at a total cost of $10.4 million. As of June 30, 2019, the amount remaining available for repurchases under the program was $139.6 million.
Our accrued carried interest and incentive fee receivable by segment as of June 30, 2019 is set forth below (in thousands):

Accrued Carried Interest & Incentive Fee Receivable
Credit Group	$230,003
Private Equity Group	653,464
Real Estate Group	188,487
Total	$1,071,954

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

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by the Company's operating activities	$205,776	$371,274
Net cash used in the Consolidated Funds' operating activities	(1,497,088)	(1,658,875)
Net cash used in operating activities	(1,291,312)	(1,287,601)
Net cash used in the Company's investing activities	(5,653)	(7,126)
Net cash used in the Company's financing activities	(44,551)	(349,661)
Net cash provided by the Consolidated Funds' financing activities	1,489,676	1,642,676
Net cash provided by financing activities	1,445,125	1,293,015
Effect of exchange rate changes	(11,187)	8,231
Net change in cash and cash equivalents	$136,973	$6,519

Operating Activities
Net cash flows used in operating activities were $1.3 billion for the six months ended June 30, 2019 and 2018. Net cash flows provided by the Company's operating activities were $205.8 million for the six months ended June 30, 2019 compared to $371.3 million for the six months ended June 30, 2018. The decrease in cash provided by the Company's operating activities was primarily driven by the sale of $206.0 million of CLO securities in the prior year period subsequent to the removal of U.S. risk retention requirements related to open market CLO managers.
Net cash used in the Consolidated Funds' operating activities was $1.5 billion for the six months ended June 30, 2019 compared to net cash used in Consolidated Funds' operating activities of $1.7 billion for the six months ended June 30, 2018. Net cash used in the Consolidated Funds' operating activities were principally attributable to the consolidation of recently launched funds' investment purchases during the comparative periods.
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
Financing Activities
Net cash used in the Company's financing activities was $44.6 million for the six months ended June 30, 2019 compared to $349.7 million for the six months ended June 30, 2018. Net cash used in the Company's financing activities for the six months ended June 30, 2019 was principally composed of $163.2 million of distributions to AOG unitholders and dividends to our Class A common stockholders and Series A Preferred stockholders and $10.4 million of stock repurchases, offset by $85.0 million of net borrowings on the Company's Credit Facility and $78.8 million of net cash proceeds from exercises of stock options.
Net cash used in the Company's financing activities for the six months ended June 30, 2018 was principally composed of $192.4 million of distributions to AOG unitholders, common and preferred shareholders and $247.0 million of net repayments on the Company's debt facilities, offset by $105.4 million of net proceeds from our common share offering. The decrease in distributions and dividends was primarily due to a change in the timing of dividend payments to our Class A common stockholders to match the related income in the current quarter, as a result of our election to be treated as a corporation for U.S. federal income tax purposes. Dividends paid during the six months ended June 30, 2019 were related to income for that period, while distributions paid during the six months ended June 30, 2018 were related to income for the nine month period ended June 30, 2018.

Net cash provided by Consolidated Funds' financing activities was $1.5 billion for the six months ended June 30, 2019 compared to $1.6 billion for the six months ended June 30, 2018 . Net cash provided by Consolidated Funds' financing activities was principally attributable to the consolidation of newly launched funds for both comparative periods. Net borrowings of our Consolidated Funds was $1.4 billion for the six months ended June 30, 2019 compared to net borrowings of $1.6 billion for the six months ended June 30, 2018. Net contributions of our Consolidated Funds were $84.5 million and $35.7 million for the six months ended June 30, 2019 and 2018, respectively.
Capital Resources
The following table summarizes the Company's debt obligations ($ in thousands):

				As of June 30, 2019		December 31, 2018
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/21/2024	N/A	$320,000	3.69%	$235,000	4.00%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,277	4.21%	245,952	4.21%
Total debt obligations				$566,277		$480,952

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 21, 2019, the Company amended the Credit Facility to, among other things, extend the maturity date from February 2022 to March 2024 and to reduce borrowing costs on the drawn and undrawn amounts. As of June 30, 2019, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.15% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of June 30, 2019, we were in compliance with all covenants under our debt obligations.

We intend to use a portion of our available liquidity to pay cash dividends to our Series A Preferred stockholders and our Class A common stockholders on a quarterly basis in accordance with our dividend policies. Our ability to make cash dividends to the Series A Preferred stockholders and our Class A common stockholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors. We expect dividend payments for the remainder of the fiscal year to be consistent with dividends paid during the six months ended June 30, 2019.

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2019, we were required to maintain approximately $28.6 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management Corporation that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the tax receivable agreement (“TRA”) with the TRA recipients that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. As of June 30, 2019, the TRA liability balance was $24.9 million. In 2018, there were exchanges of approximately 13.1 million of AOG Units for shares of our Class A common stock. In connection with these conversions, we recognized deferred tax benefits of $25.2 million, which increased additional paid in capital by $3.8 million and our TRA liability by $21.4 million. An immaterial number of AOG Units were exchanged prior to 2018 and during the six months ended June 30, 2019.
Series A Preferred Stock
As of June 30, 2019 and December 31, 2018, the Company had 12,400,000 shares of Series A Preferred Stock, $0.01 par value per share, designated as “7.00% Series A Preferred Stock” outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are paid quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.
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
Commitments and Contingencies
Capital Commitments
As of June 30, 2019 and December 31, 2018, we had aggregate unfunded commitments of $304.1 million and $267.6 million, respectively, including commitments to both non-consolidated funds and Consolidated Funds.
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), we agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began in the second quarter of 2017. ARCC Part I Fees will only be waived to the extent they are paid. The maximum amount of fees that may be waived in a quarter is $10 million, and if ARCC Part I Fees are less than $10 million in any single quarter, the shortfall will not carry over to subsequent quarters. As of June 30, 2019, there is one remaining quarter as part of the fee waiver agreement, with a maximum of $10.0 million in potential waivers. ARCC Part I Fees are reported net of the fee waiver.
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our consolidated financial statements. As of June 30, 2019, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

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
The partnership documents governing our funds generally include a contingent repayment provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, a component of performance income, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance income recognized to date.
Due in part to our investment performance and the fact that our performance income is generally determined on a liquidation basis, if the funds were liquidated at their fair values as of June 30, 2019 and December 31, 2018, there would have been $0.6 million and $0.4 million, respectively, of repayment obligations. There can be no assurance that we will not incur additional contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that have been recognized would be reversed. As of June 30, 2019 and December 31, 2018, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $401.0 million and $469.0 million, respectively, of which approximately $297.5 million and $351.9 million, respectively, would be reimbursable to us by certain professionals who are the recipients of such carried interest. We believe that the possibility of all of the existing investments becoming worthless is remote.
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
There have been no material changes in our market risks for the six months ended June 30, 2019. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2018, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2019 and December 31, 2018, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A.  Risk Factors
For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in our 2018 Form 10‑K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019	—	$—	—	$150,000
May 1, 2019 - May 31, 2019	400,000	26.12	400,000	139,551
June 1, 2019 - June 30, 2019	—	—	—	139,551
Total	400,000		400,000

(1)
In February 2019, our board of directors authorized the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2020. Repurchases under the program depend on the prevailing market conditions and other factors.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5‐1 under the Exchange Act, and similar plans and arrangements relating to our Class A common stock.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. On June 20, 2019, certain investment funds managed or advised by U.K.-based affiliates of Ares (the “Ares Entities”) acquired approximately 28.7% of the ordinary shares and 54.3% of the preferred shares of AgriBriefing 1364 Limited (“AgriBriefing”), a company based in London that provides price reporting data on a subscription basis to participants in the agricultural industry. Although the Ares Entities do not hold the largest voting position in AgriBriefing, their holdings of ordinary and preferred shares represent a majority of the outstanding equity interests in AgriBriefing. In addition, the Ares Entities hold certain contractual veto rights and the right to appoint a director to the board of directors of AgriBriefing. As a result, under applicable SEC definitions, the Ares Entities may be deemed to control AgriBriefing; however, this statement is not meant to be an admission that common control exists.

Subsequent to completion of the Ares Entities’ investment in AgriBriefing, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, AgriBriefing informed the Ares Entities that it had subscription contracts with five customers whose billing addresses were based in Iran. We have not been able to verify the identity or affiliations of these customers. As a result, it appears that we are required to provide this disclosure under ITRA and Section 13(r) of the Exchange Act.

These subscriptions generated annual gross revenues of less than €25,000 (less than 1% of AgriBriefing’s revenues) and de minimus net profits.

AgriBriefing has confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it has terminated these subscriptions and does not intend to engage in any further dealings or transactions with these customers.

Based on currently available information, we and the Ares Entities have no reason to believe that any of the five customers are listed on the U.S. Treasury Department Office of Foreign Assets Control list of Specially Designated Nationals or that AgriBriefing has conducted any dealings in violation ITRA.

This disclosure does not relate to any activities conducted by Ares and does not involve Ares. This disclosure relates solely to activities conducted by AgriBriefing and its consolidated subsidiaries.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1
Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).

3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

ARES MANAGEMENT CORPORATION

Dated: August 1, 2019	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co‑Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: August 1, 2019	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)