Form 10-Q
period 2019-09-30
Ares Management Corp
filed 2019-11-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2019 there were 114,745,595 of the registrant’s shares of Class A common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 1 share of the registrant's Class C common stock outstanding.

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

Glossary

When used in this report, unless the context otherwise requires:

•
“ARCC Part I Fees” refers to a quarterly performance income on the net investment income of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”). Such fees from ARCC are classified as management fees as they are paid quarterly, predictable and recurring in nature, are not subject to contingent repayment and are typically cash settled each quarter;

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

•	“Co‑Founders” refers to Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal;

•	“Credit Facility” refers to the revolving credit facility of the Ares Operating Group;

•	"effective management fee rate” represents the annualized fees divided by the average fee paying AUM for the period;

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

•
“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, performance income. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when Part II Fees are being generated;

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

•
“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expense, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization;

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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of September 30,	As of December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$152,203	$110,247
Investments (includes accrued carried interest of $1,250,191 and $841,079, at September 30, 2019 and December 31, 2018, respectively)	1,779,864	1,326,137
Due from affiliates	245,276	199,377
Other assets	296,302	377,651
Right-of-use operating lease assets	148,170	—
Assets of Consolidated Funds:
Cash and cash equivalents	575,621	384,644
Investments, at fair value	8,271,481	7,673,165
Due from affiliates	14,978	17,609
Receivable for securities sold	85,701	42,076
Other assets	27,160	23,786
Total assets	$11,596,756	$10,154,692
Liabilities
Accounts payable, accrued expenses and other liabilities	$71,077	$83,221
Accrued compensation	168,539	29,389
Due to affiliates	57,551	82,411
Performance related compensation payable	905,949	641,737
Debt obligations	246,442	480,952
Right-of-use operating lease liabilities	174,078	—
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	83,698	83,876
Payable for securities purchased	514,717	471,390
CLO loan obligations, at fair value	7,407,720	6,678,091
Fund borrowings	124,203	209,284
Total liabilities	9,753,974	8,760,351
Commitments and contingencies
Non-controlling interest in Consolidated Funds	639,676	503,637
Non-controlling interest in Ares Operating Group entities	450,985	302,780
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at September 30, 2019 and December 31, 2018)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (114,719,768 shares and 101,594,095 shares issued and outstanding at September 30, 2019 and at December 31, 2018, respectively)	1,147	1,016
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at September 30, 2019 and at December 31, 2018)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding at September 30, 2019 and at December 31, 2018)	—	—
Additional paid-in-capital	507,531	326,007
Retained earnings	(44,308)	(29,336)
Accumulated other comprehensive loss, net of tax	(11,010)	(8,524)
Total stockholders' equity	752,121	587,924
Total equity	1,842,782	1,394,341
Total liabilities, non-controlling interests and equity	$11,596,756	$10,154,692

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Management fees (includes ARCC Part I Fees of $38,786, $116,336 and $33,377, $91,660 for the three and nine months ended September 30, 2019 and 2018, respectively)	$251,591	$204,524	$714,096	$588,071
Carried interest allocation	186,803	31,902	503,808	72,587
Incentive fees	1,712	872	28,747	13,683
Principal investment income (loss)	11,389	(7,464)	45,992	(684)
Administrative, transaction and other fees	14,995	10,943	35,866	37,372
Total revenues	466,490	240,777	1,328,509	711,029
Expenses
Compensation and benefits	166,216	145,594	485,232	419,225
Performance related compensation	139,216	17,606	388,424	30,479
General, administrative and other expenses	79,385	51,155	195,988	155,523
Expenses of Consolidated Funds	10,884	12,833	30,865	49,261
Total expenses	395,701	227,188	1,100,509	654,488
Other income (expense)
Net realized and unrealized gains on investments	1,522	5,542	5,519	7,970
Interest and dividend income	2,030	808	5,526	6,511
Interest expense	(4,691)	(4,143)	(16,073)	(17,088)
Other income (expense), net	(1,870)	811	(1,570)	(1,487)
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(992)	5,437	3,256	26,839
Interest and other income of Consolidated Funds	107,922	93,062	303,312	250,117
Interest expense of Consolidated Funds	(71,134)	(62,763)	(204,051)	(163,942)
Total other income	32,787	38,754	95,919	108,920
Income before taxes	103,576	52,343	323,919	165,461
Income tax expense	11,701	5,131	35,590	29,659
Net income	91,875	47,212	288,329	135,802
Less: Net income attributable to non-controlling interests in Consolidated Funds	15,908	13,169	41,878	23,418
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	42,636	18,133	136,032	67,301
Net income attributable to Ares Management Corporation	33,331	15,910	110,419	45,083
Less: Series A Preferred Stock dividends paid	5,425	5,425	16,275	16,275
Net income attributable to Ares Management Corporation Class A common stockholders	$27,906	$10,485	$94,144	$28,808
Net income attributable to Ares Management Corporation per share of Class A common stock
Basic	$0.24	$0.09	$0.84	$0.25
Diluted	$0.23	$0.09	$0.81	$0.25
Weighted-average shares of Class A common stock:(1)
Basic	108,481,929	98,706,419	105,546,219	94,168,582
Diluted	121,890,022	98,706,419	116,418,136	94,168,582

(1) Three and nine months ended September 30, 2018 represents common units.

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$91,875	$47,212	$288,329	$135,802
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(9,429)	(1,919)	(10,336)	(8,811)
Total comprehensive income	82,446	45,293	277,993	126,991
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	10,962	12,669	36,779	20,404
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	40,284	17,359	133,281	64,699
Comprehensive income attributable to Ares Management Corporation	$31,200	$15,265	$107,933	$41,888

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2018	$298,761	$1,016	$326,007	$(29,336)	$(8,524)	$302,780	$503,637	$1,394,341
Relinquished with deconsolidation of funds	—	—	—	—	—	—	(55)	(55)
Changes in ownership interests and related tax benefits	—	15	(6,339)	—	—	(12,073)	—	(18,397)
Contributions	—	—	—	—	—	1,876	54,035	55,911
Dividends/Distributions	(5,425)	—	—	(35,367)	—	(40,112)	(20,736)	(101,640)
Net income	5,425	—	—	39,524	—	59,003	17,624	121,576
Currency translation adjustment	—	—	—	—	1,284	1,459	(1,659)	1,084
Equity compensation	—	—	12,637	—	—	14,367	—	27,004
Balance at March 31, 2019	298,761	1,031	332,305	(25,179)	(7,240)	327,300	552,846	1,479,824
Changes in ownership interests and related tax benefits	—	5	(32,128)	—	—	20,615	—	(11,508)
Repurchases of Class A common stock	—	(4)	(10,445)	—	—	—	—	(10,449)
Contributions	—	—	—	—	—	—	61,464	61,464
Dividends/Distributions	(5,425)	—	—	(36,782)	—	(40,103)	(10,219)	(92,529)
Net income	5,425	—	—	26,714	—	34,393	8,346	74,878
Currency translation adjustment	—	—	—	—	(1,639)	(1,858)	1,506	(1,991)
Equity compensation	—	—	11,306	—	—	12,535	—	23,841
Stock option exercises	—	43	78,751	—	—	—	—	78,794
Balance at June 30, 2019	$298,761	$1,075	$379,789	$(35,247)	$(8,879)	$352,882	$613,943	$1,602,324
Changes in ownership interests and related tax benefits	—	1	(94,004)	—	—	95,212	—	1,209
Repurchases of Class A common stock	—	—	—	—	—	—	—	—
Contributions	—	70	206,635	—	—	—	49,391	256,096
Dividends/Distributions	(5,425)	—	—	(36,967)	—	(48,970)	(34,620)	(125,982)
Net income	5,425	—	—	27,906	—	42,636	15,908	91,875
Currency translation adjustment	—	—	—	—	(2,131)	(2,352)	(4,946)	(9,429)
Equity compensation	—	—	10,816	—	—	11,577	—	22,393
Stock option exercises	—	1	4,295	—	—	—	—	4,296
Balance at September 30, 2019	$298,761	$1,147	$507,531	$(44,308)	$(11,010)	$450,985	$639,676	$1,842,782

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$288,329	$135,802
Adjustments to reconcile net income to net cash used in operating activities	59,736	268,526
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(1,826,610)	(2,181,999)
Cash flows due to changes in operating assets and liabilities	19,038	90,140
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interests in Consolidated Funds	(220,577)	(35,683)
Net cash used in operating activities	(1,680,084)	(1,723,214)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(12,073)	(14,437)
Net cash used in investing activities	(12,073)	(14,437)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	206,705	105,333
Proceeds from credit facility	265,000	410,000
Proceeds from term notes	—	44,050
Repayments of credit facility	(500,000)	(515,000)
Repayments of term loans	—	(206,089)
Dividends and distributions	(238,301)	(247,189)
Series A Preferred Stock dividends and distributions	(16,275)	(16,275)
Repurchases of Class A common stock	(10,449)	—
Stock option exercises	83,090	950
Taxes paid related to net share settlement of equity awards	(32,022)	(17,376)
Other financing activities	(3,240)	1,681
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	164,890	70,990
Distributions to non-controlling interests in Consolidated Funds	(65,575)	(46,795)
Borrowings under loan obligations by Consolidated Funds	2,482,341	3,135,421
Repayments under loan obligations by Consolidated Funds	(585,496)	(986,699)
Net cash provided by financing activities	1,750,668	1,733,002
Effect of exchange rate changes	(16,555)	7,912
Net change in cash and cash equivalents	41,956	3,263
Cash and cash equivalents, beginning of period	110,247	118,929
Cash and cash equivalents, end of period	$152,203	$122,192

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management Corporation (the "Company"), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating three integrated businesses across Credit, Private Equity and Real Estate. Information about segments should be read together with Note 14, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its Board of Directors and Executive Management Committee. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P., together with its subsidiaries prior to November 26, 2018 and thereafter to Ares Management Corporation, together with its subsidiaries.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC").
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

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, for the Company's intangible assets, included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of September 30, 2019	As of September 30,	As of December 31,
		2019	2018
Management contracts	2.4 years	$12,498	$42,335
Client relationships	8.8 years	6,341	38,600
Trade name	2.8 years	378	3,200
Intangible assets		19,217	84,135
Less: accumulated amortization		(10,837)	(52,701)
Intangible assets, net		$8,380	$31,434

Amortization expense associated with intangible assets, excluding impairment charges, was $0.6 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $7.8 million for the nine months ended September 30, 2019 and 2018, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2019, the Company removed $29.8 million of intangible assets that were fully amortized.
During the three months ended September 30, 2019, the Company recorded a non-cash impairment charge of $20.0 million to general, administrative and other expenses within the Condensed Consolidated Statements of Operations related to certain intangible assets recorded in connection with the Company’s acquisition of Energy Investors Funds (“EIF”).  The EIF funds are a component of the Private Equity Group operating segment. The primary indicator of impairment was lower legacy EIF investor commitments into successor funds from the Company’s original projections and the Company’s decision to no longer introduce successor funds under its EIF trade name. As a result, the Company expects a decrease in the future expected cash flows from management fees generated by EIF’s existing client relationships and a decrease in royalties attributed to EIF’s trade name.  The Company determined that the carrying value of these intangible assets exceeded the expected undiscounted future cash flows and recorded an impairment charge equal to the difference between its carrying value of each asset and the asset’s estimated fair value, as calculated using a discounted cash flow methodology. Following the recognition of the impairment charge, the Company removed $35.1 million of the client relationships and trade name intangible assets to reflect the adjusted carrying value to be amortized over the remaining useful life.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Goodwill
The following table summarizes the carrying value of the Company's goodwill assets, included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit	Private Equity	Real Estate	Total
Balance as of December 31, 2018	$32,196	$58,600	$52,990	$143,786
Foreign currency translation	—	—	(65)	(65)
Balance as of September 30, 2019	$32,196	$58,600	$52,925	$143,721

There was no impairment of goodwill recorded during the nine months ended September 30, 2019 and 2018. The impact of foreign currency translation is reflected within other comprehensive income.
4. INVESTMENTS
The Company’s investments are comprised of the following:

			Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Private Investment Partnership Interests and Other:
Equity method private investment partnership interests - principal (1)	$379,338	$357,655	21.3%	27.0%
Equity method - carried interest (1)	1,250,191	841,079	70.2%	63.4%
Equity method private investment partnership interests and other (held at fair value)	49,162	46,450	2.8%	3.5%
Equity method private investment partnership interests and other	17,497	18,845	1.0%	1.4%
Total private investment partnership interests and other	1,696,188	1,264,029	95.3%	95.3%
Collateralized loan obligations	23,417	20,824	1.3%	1.6%
Other fixed income	59,096	40,000	3.3%	3.0%
Collateralized loan obligations and other fixed income, at fair value	82,513	60,824	4.6%	4.6%
Common stock, at fair value	1,163	1,284	0.1%	0.1%
Total investments	$1,779,864	$1,326,137

(1)	Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2019 and 2018, no individual equity method investment held by the Company met the significance criteria.

The Company recognized net gains related to its equity method investments of $11.1 million for the three months ended September 30, 2019, and $45.6 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized a net loss related to its equity method investments of $3.8 million for the three months ended September 30, 2018. The net gains and losses were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds
Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Fixed income investments:
Bonds	$205,727	$318,499	2.5%	4.3%
Loans	7,614,571	6,886,749	92.1%	89.8%
Total fixed income investments	7,820,298	7,205,248	94.6%	94.1%
Equity securities	152,026	196,470	1.8%	2.4%
Partnership interests	299,157	271,447	3.6%	3.5%
Total investments, at fair value	$8,271,481	$7,673,165
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2019:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$82,513	$—	$82,513
Common stock and other equity securities	128	1,035	12,397	—	13,560
Partnership interests	—	—	35,192	1,573	36,765
Total investments, at fair value	128	1,035	130,102	1,573	132,838
Derivatives—foreign exchange contracts	—	4,201	—	—	4,201
Total assets, at fair value	$128	$5,236	$130,102	$1,573	$137,039
Liabilities, at fair value
Derivatives—foreign exchange contracts	$—	$(163)	$—	$—	$(163)
Total liabilities, at fair value	$—	$(163)	$—	$—	$(163)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$197,204	$8,523	$205,727
Loans	—	7,337,934	276,637	7,614,571
Total fixed income investments	—	7,535,138	285,160	7,820,298
Equity securities	37,185	—	114,841	152,026
Partnership interests	—	—	299,157	299,157
Total investments, at fair value	37,185	7,535,138	699,158	8,271,481
Derivatives:
Foreign exchange contracts	—	1,042	—	1,042
Asset swaps - other	—	—	236	236
Total assets, at fair value	$37,185	$7,536,180	$699,394	$8,272,759
Liabilities, at fair value
Foreign exchange contracts	$—	$(1,025)	$—	$(1,025)
Asset swaps - other	—	—	(2,788)	(2,788)
Loan obligations of CLOs	—	(7,407,720)	—	(7,407,720)
Total liabilities, at fair value	$—	$(7,408,745)	$(2,788)	$(7,411,533)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$12,397	$64,051	$35,192	$111,640
Purchases(1)	—	25,010	—	25,010
Sales/settlements(2)	—	(5,243)	—	(5,243)
Realized and unrealized depreciation, net	—	(1,305)	—	(1,305)
Balance, end of period	$12,397	$82,513	$35,192	$130,102
Increase in net unrealized depreciation included in earnings related to financial assets still held at the reporting date	$—	$(1,357)	$—	$(1,357)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$131,732	$274,412	$293,857	$58	$700,059
Transfer in	—	122,554	—	—	122,554
Transfer out	—	(103,148)	—	—	(103,148)
Purchases(1)	710	95,011	2,000	—	97,721
Sales/settlements(2)	(13,597)	(102,198)	(5,000)	(1,848)	(122,643)
Amortized discounts/premiums	—	107	—	(17)	90
Realized and unrealized appreciation (depreciation), net	(4,004)	(1,578)	8,300	(745)	1,973
Balance, end of period	$114,841	$285,160	$299,157	$(2,552)	$696,606
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,582)	$(765)	$8,300	$(1,023)	$2,930

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$60,824	$35,192	$106,413
Deconsolidation of fund	—	10,021	—	10,021
Purchases(1)	2,000	27,157	—	29,157
Sales/settlements(2)	—	(16,413)	—	(16,413)
Realized and unrealized appreciation, net	—	924	—	924
Balance, end of period	$12,397	$82,513	$35,192	$130,102
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$1,121	$—	$1,121

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$150,752	$547,958	$271,447	$680	$970,837
Deconsolidation of fund	(10,325)	(174,593)	—	—	(184,918)
Transfer in	—	85,179	—	—	85,179
Transfer out	—	(199,498)	—	—	(199,498)
Purchases(1)	11,595	282,190	10,000	—	303,785
Sales/settlements(2)	(18,734)	(260,422)	(7,000)	(2,424)	(288,580)
Amortized discounts/premiums	—	17	—	4	21
Realized and unrealized appreciation (depreciation), net	(18,447)	4,329	24,710	(812)	9,780
Balance, end of period	$114,841	$285,160	$299,157	$(2,552)	$696,606
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(18,018)	$1,017	$24,710	$(1,031)	$6,678

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2018:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$22,125	$47,219	$69,344
Transfer in	500	—	—	500
Purchases(1)	750	2,314	—	3,064
Sales/settlements(2)	—	(1,976)	—	(1,976)
Realized and unrealized appreciation (depreciation), net	9,147	185	(5,390)	3,942
Balance, end of period	$10,397	$22,648	$41,829	$74,874
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$9,147	$220	$(5,390)	$3,977

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$184,583	$482,375	$251,608	$230	$918,796
Transfer in	—	118,624	—	124	118,748
Transfer out	—	(264,659)	—	—	(264,659)
Purchases(1)	—	124,784	9,000	—	133,784
Sales/settlements(2)	—	(78,395)	—	799	(77,596)
Amortized discounts/premiums	—	(46)	—	4	(42)
Realized and unrealized appreciation (depreciation), net	(4,224)	1,350	9,174	(336)	5,964
Balance, end of period	$180,359	$384,033	$269,782	$821	$834,995
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(13,164)	$3,468	$—	$125	$(9,571)

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2018:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$195,158	$44,769	$239,927
Deconsolidation of fund	—	78	—	78
Transfer in	250			250
Purchases(1)	1,000	51,045	—	52,045
Sales/settlements(2)	—	(222,546)	—	(222,546)
Realized and unrealized appreciation (depreciation), net	9,147	(1,087)	(2,940)	5,120
Balance, end of period	$10,397	$22,648	$41,829	$74,874
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$9,147	$(648)	$(2,940)	$5,559

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$162,577	$267,889	$232,332	$904	$663,702
Deconsolidation of fund	—	(233)	—	—	(233)
Transfer in	—	68,665	—	—	68,665
Transfer out	—	(49,463)	—	—	(49,463)
Purchases(1)	—	262,278	25,000	—	287,278
Sales/settlements(2)	—	(163,559)	—	606	(162,953)
Amortized discounts/premiums	—	(62)	—	(10)	(72)
Realized and unrealized appreciation (depreciation), net	17,782	(1,482)	12,450	(679)	28,071
Balance, end of period	$180,359	$384,033	$269,782	$821	$834,995
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$17,782	$593	$12,450	$(863)	$29,962

(1)	Purchases include paid‑in‑kind interest and securities received in connection with restructurings.

(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of September 30, 2019:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$12,397	Transaction price(1)	N/A	N/A
Partnership interests	35,192	Discounted cash flow	Discount rate	8.0%
Collateralized loan obligations	23,417	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	59,096	Other	N/A	N/A
Total	$130,102

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$719	Enterprise value market multiple analysis	EBITDA multiple(2)	9.0x - 21.0x	14.6x
	71,056	Other	Net income multiple	35.7x - 39.0x	37.1x
			Illiquidity discount	25.0%	25.0%
	43,066	Transaction price(1)	N/A	N/A	N/A
Partnership interest	299,157	Discounted cash flow	Discount rate	20.7%	20.7%
Fixed income securities
	210,969	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	74,191	Income approach	Yield	4.9% - 13.1%	9.7%
Derivative instruments	236	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$699,394
Liabilities
Derivatives instruments	$(2,788)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(2,788)

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

The Company has an insurance-related investment in a private fund managed by a third party that is valued using net asset value (“NAV”) per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $1.6 million and $0.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company has no unfunded commitments for this investment.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$102,524	$4,201	$5,065	$163	$33,026	$1,066	$27,140	$869
Total derivatives, at fair value(2)	$102,524	$4,201	$5,065	$163	$33,026	$1,066	$27,140	$869

	As of September 30, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$1,042	$1,042	$1,042	$1,025	$1,881	$1,881	$1,881	$1,864
Asset swap - other	2,466	236	4,668	2,788	5,226	1,328	2,605	648
Total derivatives, at fair value(3)	$3,508	$1,278	$5,710	$3,813	$7,107	$3,209	$4,486	$2,512

(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.

(2)	As of September 30, 2019 and December 31, 2018, the Company had the right to, but elected not to, offset $0.2 million and $0.9 million of its derivative liabilities, respectively.

(3)	As of September 30, 2019 and December 31, 2018, the Consolidated Funds offset $1.8 million and $5.7 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2019		As of December 31, 2018
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/21/2024	N/A	$—	N/A	$235,000	4.00%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,442	4.21%	245,952	4.21%
Total debt obligations				$246,442		$480,952

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 21, 2019, the Company amended the Credit Facility to, among other things, extend the maturity date from February 2022 to March 2024 and to reduce borrowing costs on the drawn and undrawn amounts. As of September 30, 2019, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.15% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of September 30, 2019, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes
Unamortized debt issuance costs as of December 31, 2018	$4,972	$1,334
Debt issuance costs incurred	1,547	—
Amortization of debt issuance costs	(991)	(174)
Unamortized debt issuance costs as of September 30, 2019	$5,528	$1,160

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

As of September 30, 2019 and December 31, 2018, the following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2019			As of December 31, 2018
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$7,225,041	$7,162,677	10.99	$6,642,616	$6,391,643	10.94
Subordinated notes(2)	393,308	245,043	11.08	455,333	286,448	11.21
Total loan obligations of Consolidated CLOs	$7,618,349	$7,407,720		$7,097,949	$6,678,091

(1)
Original borrowings under the senior secured notes totaled $7.2 billion, with various maturity dates ranging from July 2028 to April 2032. The weighted average interest rate as of September 30, 2019 was 3.06%.

(2)
Original borrowings under the subordinated notes totaled $393.3 million, with various maturity dates ranging from July 2028 to April 2032. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2019 and December 31, 2018, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of September 30, 2019 and December 31, 2018:

			As of September 30, 2019			As of December 31, 2018
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$17,550	3.69%		$14,953	3.98%
	12/29/2019(2)	—	—	—%		43,624	1.55%	(3)
	3/7/2020	71,500	71,500	3.47%		71,500	3.47%
	6/30/2021	190,785	11,818	1.00%	(3)	38,844	1.00%	(3)
	7/15/2028	75,000	22,000	4.75%		39,000	4.75%
Revolving Term Loan	1/31/2022	1,900	1,335	8.07%		1,363	8.07%
Total borrowings of Consolidated Funds			$124,203			$209,284

(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

(2)	On August 27, 2019, the facility was terminated at the Consolidated Fund's discretion.

(3)	The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus a spread of 1.00% or 1.55%.

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2019, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of September 30, 2019 and December 31, 2018, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $303.9 million and $267.6 million, respectively.
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
At September 30, 2019 and December 31, 2018, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax, which may differ from the recognition of revenue, would have been approximately $405.6 million and $469.0 million, respectively, of which approximately $301.2 million and $351.9 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2019 and December 31, 2018, if the funds were liquidated at their fair values, there would be $0.4 million of repayment obligations for both periods, so the Company recorded a contingent repayment liability as of each respective period that is presented on a gross basis within accrued carried interest within investments and performance related compensation payable on the Company's Condensed Consolidated Statements of Financial Condition.

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

Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 11 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases as of and for the period ending September 30, 2019:

	Classification	As of September 30, 2019
Operating lease assets	Right-of-use operating lease assets	$148,170
Finance lease assets	Other assets(1)	1,231
Total lease assets		$149,401

Operating lease liabilities	Right-of-use operating lease liabilities	$174,078
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	1,009
Total lease liabilities		$175,087

(1) Finance lease assets are recorded net of accumulated amortization of $0.5 million as of September 30, 2019.

	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense	General, administrative and other expenses	$7,314	$21,463
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	89	194
Interest on finance lease liabilities	Interest expense	9	30
Total lease expense		$7,412	$21,687

Maturity of lease liabilities	Operating Leases	Finance Leases
2019	$8,150	$10
2020	30,008	358
2021	29,132	358
2022	30,307	329
2023	26,760	3
After 2023	74,469	2
Total future payments	198,826	1,060
Less: interest	24,748	51
Total lease liabilities	$174,078	$1,009

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Lease term and discount rate	As of September 30, 2019
Weighted-average remaining lease terms (in years):
Operating leases	6.7
Finance leases	2.5
Weighted-average discount rate:
Operating leases	4.00%
Finance leases	3.44%

Other information	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23,273
Operating cash flows from finance leases	54
Financing cash flows from finance leases	283
Leased assets obtained in exchange for new finance lease liabilities	128
Leased assets obtained in exchange for new operating lease liabilities	49,833

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
The Company also has entered into agreements to be reimbursed for its expenses incurred for providing administrative services to certain related parties, including ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., ACF FinCo I L.P. and CION Ares Diversified Credit Fund.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2019	2018
Due from affiliates:
Management fees receivable from non-consolidated funds	$184,262	$151,455
Payments made on behalf of and amounts due from non-consolidated funds and employees	61,014	47,922
Due from affiliates—Company	$245,276	$199,377
Amounts due from portfolio companies and non-consolidated funds	$14,978	$17,609
Due from affiliates—Consolidated Funds	$14,978	$17,609
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,225	$2,105
Management fees received in advance	4,096	5,491
Tax receivable agreement liability	24,927	24,927
Undistributed carried interest and incentive fees	18,366	31,162
Payments made by non-consolidated funds on behalf of and payable by the Company	7,937	18,726
Due to affiliates—Company	$57,551	$82,411

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

ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd. (“ACAS”), the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began with the second quarter of 2017 and ended with the third quarter of 2019. ARCC Part I Fees are reported net of the fee waiver. For the three and nine months ended September 30, 2019 and 2018, the Company waived $10.0 million and $30.0 million, respectively.

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
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $11.7 million and $35.6 million, respectively. For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $5.1 million and $29.7 million, respectively. In connection with its election to be taxed as a corporation effective March 1, 2018, the Company recorded a significant one-time deferred tax liability arising from the embedded net unrealized gains of both carried interest and the investment portfolio that were not previously subject to corporate taxes.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three and nine months ended September 30, 2019, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate. In 2018, the Company utilized the discrete effective tax rate method to calculate its interim income tax provision since the conversion to a U.S. corporation for tax purposes occurred in an interim period.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2019 and December 31, 2018, the Company recorded a net deferred tax asset of $39.2 million and $42.1 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
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
11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by using the two-class method. Diluted earnings per share of Class A common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the three and nine months ended September 30, 2019, the treasury stock method was the more dilutive method. For the three and nine months ended September 30, 2018, the two-class method was the more dilutive method.

The computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Options	9,132,017	19,102,583	10,085,774	19,345,651
Restricted units	7,922,322	15,635,997	9,504,741	15,874,847
AOG Units	116,707,849	119,822,657	116,844,099	122,732,149

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Ares Management Corporation Class A common stockholders	$27,906	$10,485	$94,144	$28,808
Distributions on participating unvested restricted units	(1,927)	(1,567)	(5,630)	(5,667)
Net income available to Class A common stockholders	$25,979	$8,918	$88,514	$23,141
Basic weighted-average shares of Class A common stock	108,481,929	98,706,419	105,546,219	94,168,582
Basic earnings per share of Class A common stock	$0.24	$0.09	$0.84	$0.25
Net income attributable to Ares Management Corporation Class A common stockholders	$27,906	$10,485	$94,144	$28,808
Distributions on unvested restricted units	—	(1,567)	—	(5,667)
Net income available to Class A common stockholders	$27,906	$8,918	$94,144	$23,141
Effect of dilutive shares:
Restricted units	8,722,690	—	7,140,271	—
Options	4,685,403	—	3,731,646	—
Diluted weighted-average shares of Class A common stock	121,890,022	98,706,419	116,418,136	94,168,582
Diluted earnings per share of Class A common stock	$0.23	$0.09	$0.81	$0.25
Dividends declared and paid per Class A common stock	$0.32	$0.28	$0.96	$1.05
12. EQUITY COMPENSATION
Equity Incentive Plan
In 2014, the Company adopted the 2014 Equity Incentive Plan, as amended and restated on March 1, 2018 and as further amended and restated effective November 26, 2018 (the “Equity Incentive Plan”). Based on a formula as defined in the Equity Incentive Plan, the total number of shares available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year. Accordingly, on January 1, 2019, the total number of shares available for issuance under the Equity Incentive Plan reset to 32,792,005 shares, and as of September 30, 2019, 29,232,054 shares remain available for issuance.
Generally, unvested phantom shares, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures is included in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted units	$21,430	$19,251	$66,226	$55,798
Restricted units with a market condition	911	614	2,702	614
Options	52	3,660	4,310	9,953
Phantom shares	—	415	736	1,169
Equity-based compensation expense	$22,393	$23,940	$73,974	$67,534

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
The holders of restricted units other than the market condition awards described below generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the nine months ended September 30, 2019, the Company declared dividends of $0.32, $0.32 and $0.32 per share to Class A common stockholders at the close of business on March 15, 2019, June 14, 2019 and September 16, 2019, respectively. For the three and nine months ended September 30, 2019, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $5.3 million and $16.1 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity during the nine months ended September 30, 2019:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	16,255,475	$19.21
Granted	4,202,622	20.61
Vested	(3,579,050)	17.95
Forfeited	(234,035)	19.33
Balance - September 30, 2019	16,645,012	$19.83

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $216.2 million as of September 30, 2019 and is expected to be recognized over the remaining weighted average period of 2.93 years.
Restricted Unit Awards with a Market Condition
The following table presents the unvested market condition awards' activity during the nine months ended September 30, 2019:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	1,333,334	$9.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance - September 30, 2019	1,333,334	$9.30

The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $8.2 million as of September 30, 2019 and is expected to be recognized over the remaining weighted average period of 2.43 years.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the nine months ended September 30, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2019	18,741,504	$18.99	4.88	$—
Exercised	(4,515,448)	19.00	—	—
Expired	(366,366)	19.00	—	—
Forfeited	(42,270)	19.00	—	—
Balance - September 30, 2019	13,817,420	$18.99	4.50	$108,079
Exercisable at September 30, 2019	13,707,603	$18.99	4.49	$107,167

Net cash proceeds from exercises of stock options were $83.1 million for the nine months ended September 30, 2019. The Company realized tax benefits of approximately $3.6 million from those exercises.
Phantom Shares
A summary of unvested phantom shares' activity during the nine months ended September 30, 2019 is presented below:

	Phantom Shares	Weighted Average Grant Date Fair Value Per Share
Balance - January 1, 2019	66,287	$19.00
Vested	(61,502)	19.00
Forfeited	(4,785)	19.00
Balance - September 30, 2019	—	$—

During the nine months ended September 30, 2019 the Company paid $1.5 million to settle vested phantom shares.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In February 2019, the Company's board of directors authorized the repurchase of up to $150 million of shares of Class
A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2020. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended September 30, 2019, the Company did not repurchase any shares as part of the stock repurchase program. During the nine months ended September 30, 2019, the Company repurchased 0.4 million shares at a total cost of $10.4 million. As of September 30, 2019, the amount remaining available for repurchases under the program was $139.6 million.

On September 20, 2019, the Company sold 7,000,000 shares of its Class A common stock in an underwritten public offering (the "Offering") from which it received $207.3 million in gross proceeds. The Company incurred approximately $0.6 million of expenses in connection with the Offering. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with contributions in additional paid-in-capital within the Condensed Consolidated Statements of Changes in Equity.
The following table presents the changes in each class of common stock for the nine months ended September 30, 2019:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2019	101,594,095	1,000	1	101,595,096
Issuance of stock	7,000,000	—	—	7,000,000
Exchanges of AOG Units	97,493	—	—	97,493
Stock option exercises	4,422,644	—	—	4,422,644
Repurchases of stock	(400,000)	—	—	(400,000)
Vesting of restricted stock awards	2,005,536	—	—	2,005,536
Balance Outstanding - September 30, 2019	114,719,768	1,000	1	114,720,769

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities as of September 30, 2019 and December 31, 2018, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the three and nine months ended September 30, 2019 and 2018.

					Daily Average Ownership
	As of September 30, 2019		As of December 31, 2018		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2019	2018	2019	2018
Ares Management Corporation	114,719,768	49.57%	101,594,095	46.47%	48.17%	45.17%	47.46%	43.42%
Ares Owners Holding L.P.	116,707,849	50.43%	117,019,274	53.53%	51.83%	53.67%	52.54%	54.14%
Affiliate of Alleghany Corporation	—	—%	—	—%	—%	1.16%	—%	2.44%
Total	231,427,617	100.00%	218,613,369	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Preferred Stock
In connection with the Conversion on November 26, 2018, each 7.00% Series A preferred share of the Company before the Conversion was converted into one share of 7.00% Series A Preferred Stock, $0.01 par value per share of the Company. As of September 30, 2019 and December 31, 2018, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

14. SEGMENT REPORTING
The Company operates through its three distinct operating segments. During the nine months ended September 30, 2019, the Company reclassified certain expenses from OMG to its operating segments. The Company has modified historical results to conform with its current presentation.
The Company’s three operating segments are:
Credit Group: The Company’s Credit Group is a leading manager of credit strategies across the non-investment grade credit universe in the U.S. and Europe, with approximately $106.3 billion of AUM and 173 funds as of September 30, 2019. The Credit Group offers a range of credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, credit opportunities, alternative credit investments and U.S. and European direct lending. The Credit Group provides solutions for traditional fixed income investors seeking to access the syndicated loans and high yield bond markets and capitalizes on opportunities across traded corporate credit. It additionally provides investors access to directly originated fixed and floating rate credit assets and the ability to capitalize on illiquidity premiums across the credit spectrum. The Credit Group’s syndicated loans strategy focuses on liquid, traded non-investment grade secured loans to corporate borrowers. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Credit opportunities is a “go anywhere” strategy seeking to capitalize on market inefficiencies and relative value opportunities across the capital structure. The alternative credit strategy seeks investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. Alternative credit investments include certain structural features designed to protect value and minimize loss such as asset security, seniority, covenants, and cash flow prioritization. These investments include asset-backed securities, specialty assets, real assets, and structured credit. The Company has one of the largest self-originating direct lending platforms in the U.S. and European middle markets, providing one-stop financing solutions for small-to-medium sized companies, which the Company believes are increasingly underserved by traditional lenders. The Company provides investors access to these capabilities through several vehicles, including commingled funds, separately managed accounts and a publicly traded vehicle. The Credit Group conducts its U.S. direct lending activities primarily through ARCC, the largest business development company as of September 30, 2019, by both market capitalization and total assets. The Credit Group’s European direct lending platform is one of the most significant participants in the European middle-market, focusing on self-originated investments in illiquid middle-market credits. In addition, the Credit Group manages a commercial finance business that provides asset-based and cash flow loans to small and middle-market companies, as well as asset-based facilities to specialty finance companies.
Private Equity Group:  The Company’s Private Equity Group has approximately $25.5 billion of AUM as of September 30, 2019, broadly categorizing its investment strategies as corporate private equity, infrastructure and power, special opportunities and energy opportunities. As of September 30, 2019 the group managed five corporate private equity commingled funds focused on North America and Europe and three focused on greater China, five commingled funds and six related co-investment vehicles focused on infrastructure and power, three commingled special opportunities funds and the Company's first energy opportunities fund. In its North American and European flexible capital corporate private equity strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The infrastructure and power strategy targets infrastructure-related assets across the power generation, transmission, midstream sectors and renewables seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special opportunities strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios. The energy opportunities strategy targets investments in the energy industry where its flexible capital can provide attractive risk-adjusted returns while mitigating commodity risk.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Real Estate Group:  The Company’s Real Estate Group manages comprehensive equity and debt strategies, with approximately $12.5 billion of AUM across 46 funds as of September 30, 2019. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy. The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe. The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation.  In addition to managing private debt funds, the Real Estate Group makes debt investments through a publicly traded commercial mortgage REIT, ACRE.
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
Segment Profit Measures: These measures supplement and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with GAAP.
Fee related earnings (“FRE”) is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes performance income, performance related compensation, investment income from the Consolidated Funds and non-consolidated funds and certain other items that the Company believes are not indicative of its core operating performance.
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of the Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Beginning in 2018, placement fees are no longer excluded from RI but are amortized to match the period over which management fees are recognized. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $38,786)	$178,447	$54,543	$26,988	$259,978	$—	$259,978
Other fees	5,174	141	28	5,343	—	5,343
Compensation and benefits	(67,770)	(19,226)	(14,523)	(101,519)	(34,061)	(135,580)
General, administrative and other expenses	(12,789)	(5,532)	(3,341)	(21,662)	(21,405)	(43,067)
Fee related earnings	103,062	29,926	9,152	142,140	(55,466)	86,674
Performance income—realized	1,037	—	6,277	7,314	—	7,314
Performance related compensation—realized	(630)	—	(1,412)	(2,042)	—	(2,042)
Realized net performance income	407	—	4,865	5,272	—	5,272
Investment income—realized	114	47	2,015	2,176	—	2,176
Interest and other investment income (expense) —realized	6,964	435	1,588	8,987	(11)	8,976
Interest expense	(1,561)	(1,628)	(967)	(4,156)	(535)	(4,691)
Realized net investment income (loss)	5,517	(1,146)	2,636	7,007	(546)	6,461
Realized income	$108,986	$28,780	$16,653	$154,419	$(56,012)	$98,407
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended September 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $33,377)	$145,414	$48,287	$19,961	$213,662	$—	$213,662
Other fees	3,656	206	10	3,872	—	3,872
Compensation and benefits	(55,239)	(17,443)	(10,733)	(83,415)	(31,957)	(115,372)
General, administrative and other expenses	(10,921)	(5,866)	(2,856)	(19,643)	(18,102)	(37,745)
Fee related earnings	82,910	25,184	6,382	114,476	(50,059)	64,417
Performance income—realized	1,729	52,729	17,110	71,568	—	71,568
Performance related compensation—realized	(1,113)	(42,045)	(16,865)	(60,023)	—	(60,023)
Realized net performance income	616	10,684	245	11,545	—	11,545
Investment income—realized	1,063	8,104	6,846	16,013	22	16,035
Interest and other investment income—realized	1,604	1,032	486	3,122	442	3,564
Interest expense	(1,527)	(1,577)	(417)	(3,521)	(622)	(4,143)
Realized net investment income (loss)	1,140	7,559	6,915	15,614	(158)	15,456
Realized income	$84,666	$43,427	$13,542	$141,635	$(50,217)	$91,418

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $116,336)	$513,760	$158,101	$67,408	$739,269	$—	$739,269
Other fees	12,179	141	709	13,029	—	13,029
Compensation and benefits	(193,083)	(61,713)	(35,735)	(290,531)	(100,716)	(391,247)
General, administrative and other expenses	(39,675)	(14,501)	(9,996)	(64,172)	(61,911)	(126,083)
Fee related earnings	293,181	82,028	22,386	397,595	(162,627)	234,968
Performance income—realized	38,921	62,492	10,468	111,881	—	111,881
Performance related compensation—realized	(22,857)	(49,993)	(3,638)	(76,488)	—	(76,488)
Realized net performance income	16,064	12,499	6,830	35,393	—	35,393
Investment income—realized	662	12,013	7,041	19,716	—	19,716
Interest and other investment income (expense) —realized	14,500	4,047	4,812	23,359	(13)	23,346
Interest expense	(5,368)	(6,239)	(3,136)	(14,743)	(1,330)	(16,073)
Realized net investment income (loss)	9,794	9,821	8,717	28,332	(1,343)	26,989
Realized income	$319,039	$104,348	$37,933	$461,320	$(163,970)	$297,350
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the nine months ended September 30, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $91,660)	$413,028	$147,492	$52,272	$612,792	$—	$612,792
Other fees	16,263	883	20	17,166	—	17,166
Compensation and benefits	(158,204)	(55,314)	(27,140)	(240,658)	(92,829)	(333,487)
General, administrative and other expenses	(32,069)	(14,082)	(7,679)	(53,830)	(55,729)	(109,559)
Fee related earnings	239,018	78,979	17,473	335,470	(148,558)	186,912
Performance income—realized	48,472	137,542	31,269	217,283	—	217,283
Performance related compensation—realized	(27,778)	(109,916)	(25,079)	(162,773)	—	(162,773)
Realized net performance income	20,694	27,626	6,190	54,510	—	54,510
Investment income—realized	2,429	17,791	9,946	30,166	1,658	31,824
Interest and other investment income—realized	7,828	4,011	1,370	13,209	2,178	15,387
Interest expense	(9,796)	(4,245)	(1,289)	(15,330)	(1,758)	(17,088)
Realized net investment income	461	17,557	10,027	28,045	2,078	30,123
Realized income	$260,173	$124,162	$33,690	$418,025	$(146,480)	$271,545

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenues
Management fees (includes ARCC Part I Fees of $38,786, $116,336 and $33,377, $91,660 for the three and nine months ended September 30, 2019 and 2018, respectively)	$259,978	$213,662	$739,269	$612,792
Other fees	5,343	3,872	13,029	17,166
Performance income—realized	7,314	71,568	111,881	217,283
Total segment revenues	$272,635	$289,102	$864,179	$847,241
Segment expenses
Compensation and benefits	$101,519	$83,415	$290,531	$240,658
General, administrative and other expenses	21,662	19,643	64,172	53,830
Performance related compensation—realized	2,042	60,023	76,488	162,773
Total segment expenses	$125,223	$163,081	$431,191	$457,261
Segment realized net investment income
Investment income—realized	$2,176	$16,013	$19,716	$30,166
Interest and other investment income- realized	8,987	3,122	23,359	13,209
Interest expense	(4,156)	(3,521)	(14,743)	(15,330)
Total segment realized net investment income	$7,007	$15,614	$28,332	$28,045

The following table reconciles the Company's consolidated revenues to segment revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total consolidated revenue	$466,490	$240,777	$1,328,509	$711,029
Performance (income) loss-unrealized	(181,174)	37,999	(426,411)	127,224
Management fees of Consolidated Funds eliminated in consolidation	8,780	9,138	25,928	24,721
Incentive fees of Consolidated Funds eliminated in consolidation	—	—	5,184	4,000
Principal investment (income) loss of Consolidated Funds eliminated in consolidation	2,476	(422)	(656)	10,228
Administrative fees(1)	(9,649)	(7,084)	(22,853)	(20,266)
Performance income (loss) reclass(2)	(27)	795	553	(211)
Principal investment (income) loss	(13,865)	7,886	(45,336)	(9,544)
Net (revenue) expense of non-controlling interests in consolidated subsidiaries	(396)	13	(739)	60
Total consolidation adjustments and reconciling items	(193,855)	48,325	(464,330)	136,212
Total segment revenue	$272,635	$289,102	$864,179	$847,241

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)
Related to performance income for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated expenses to segment expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total consolidated expenses	$395,701	$227,188	$1,100,509	$654,488
Performance related compensation-unrealized	(137,174)	42,417	(311,936)	132,294
Expenses of Consolidated Funds added in consolidation	(19,664)	(21,971)	(61,977)	(77,982)
Expenses of Consolidated Funds eliminated in consolidation	8,780	9,138	31,112	28,721
Administrative fees(1)	(9,649)	(7,084)	(22,853)	(20,266)
OMG expenses	(55,466)	(50,059)	(162,627)	(148,558)
Acquisition and merger-related expense	(4,777)	(253)	(10,757)	19
Equity compensation expense	(22,393)	(23,940)	(73,974)	(67,534)
Unamortized placement fees	(4,366)	(6,194)	(17,319)	(9,710)
Depreciation and amortization expense(2)	(24,564)	(5,347)	(35,609)	(20,234)
Other expense(3)	—	—	—	(11,836)
Expense of non-controlling interests in consolidated subsidiaries	(1,205)	(814)	(3,378)	(2,141)
Total consolidation adjustments and reconciling items	(270,478)	(64,107)	(669,318)	(197,227)
Total segment expenses	$125,223	$163,081	$431,191	$457,261

(1)
Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

(2)	2019 period includes a $20.0 million non-cash impairment charge on certain intangible assets

(3)	2018 period includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total consolidated other income	$32,787	$38,754	$95,919	$108,920
Investment (income) loss - unrealized	(4,138)	26,121	(12,703)	30,390
Interest and other investment (income) loss - unrealized	3,044	(765)	3,394	531
Other expense from Consolidated Funds added in consolidation, net	(37,070)	(34,645)	(101,285)	(111,090)
Other income from Consolidated Funds eliminated in consolidation, net	(1,124)	(86)	(1,214)	(620)
OMG other (income) expense	87	(5,079)	(71)	(11,546)
Performance (income) loss reclass(1)	27	(795)	(553)	211
Principal investment income (loss)	13,865	(7,886)	45,336	9,544
Other (income) expense, net	(461)	3	(460)	1,728
Other income of non-controlling interests in consolidated subsidiaries	(10)	(8)	(31)	(23)
Total consolidation adjustments and reconciling items	(25,780)	(23,140)	(67,587)	(80,875)
Total segment realized net investment income	$7,007	$15,614	$28,332	$28,045

(1)
Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income before taxes	$103,576	$52,343	$323,919	$165,461
Adjustments:
Depreciation and amortization expense(1)	24,564	5,347	35,609	20,234
Equity compensation expense	22,393	23,940	73,974	67,534
Acquisition and merger-related expense	4,777	253	10,757	(19)
Unamortized placement fees	4,366	6,194	17,319	9,710
OMG expense, net	55,553	44,980	162,556	137,012
Other (income) expense, net(2)	(461)	3	(460)	13,564
Net expense of non-controlling interests in consolidated subsidiaries	799	819	2,608	2,178
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(16,054)	(13,182)	(41,178)	(23,500)
Total performance (income) loss - unrealized	(181,174)	37,999	(426,411)	127,224
Total performance related compensation - unrealized	137,174	(42,417)	311,936	(132,294)
Total investment (income) loss - unrealized	(1,094)	25,356	(9,309)	30,921
Realized income	154,419	141,635	461,320	418,025
Total performance income - realized	(7,314)	(71,568)	(111,881)	(217,283)
Total performance related compensation - realized	2,042	60,023	76,488	162,773
Total investment income - realized	(7,007)	(15,614)	(28,332)	(28,045)
Fee related earnings	$142,140	$114,476	$397,595	$335,470

(1)	2019 period includes a $20.0 million non-cash impairment charge on certain intangible assets

(2)	2018 period includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of September 30,	As of December 31,
	2019	2018
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs	$270,980	$222,477
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs	196,198	186,455
Assets of consolidated VIEs	8,974,941	8,141,280
Liabilities of consolidated VIEs	8,160,607	7,479,383

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to non-controlling interests related to consolidated VIEs	$15,908	$13,169	$41,878	$23,418

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of September 30, 2019 and December 31, 2018 and results from operations for the three and nine months ended September 30, 2019 and 2018.

	As of September 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$152,203	$—	$—	$152,203
Investments (includes $1,250,191 of accrued carried interest)	1,976,062	—	(196,198)	1,779,864
Due from affiliates	254,005	—	(8,729)	245,276
Other assets	296,302	—	—	296,302
Right-of-use operating lease assets	148,170	—	—	148,170
Assets of Consolidated Funds
Cash and cash equivalents	—	575,621	—	575,621
Investments, at fair value	—	8,271,481	—	8,271,481
Due from affiliates	—	14,978	—	14,978
Receivable for securities sold	—	85,701	—	85,701
Other assets	—	27,160	—	27,160
Total assets	$2,826,742	$8,974,941	$(204,927)	$11,596,756
Liabilities
Accounts payable, accrued expenses and other liabilities	$71,077	$—	$—	$71,077
Accrued compensation	168,539	—	—	168,539
Due to affiliates	57,551	—	—	57,551
Performance related compensation payable	905,949	—	—	905,949
Debt obligations	246,442	—	—	246,442
Right-of-use operating lease liabilities	174,078	—	—	174,078
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	83,698	—	83,698
Due to affiliates	—	8,729	(8,729)	—
Payable for securities purchased	—	514,717	—	514,717
CLO loan obligations, at fair value	—	7,429,260	(21,540)	7,407,720
Fund borrowings	—	124,203	—	124,203
Total liabilities	1,623,636	8,160,607	(30,269)	9,753,974
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	814,334	(174,658)	639,676
Non-controlling interest in Ares Operating Group entities	450,985	—	—	450,985
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (114,719,768 shares issued and outstanding)	1,147	—	—	1,147
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding)	—	—	—	—
Additional paid-in-capital	507,531	—	—	507,531
Retained earnings	(44,308)	—	—	(44,308)
Accumulated other comprehensive loss, net of tax	(11,010)	—	—	(11,010)
Total stockholders' equity	752,121	—	—	752,121
Total equity	1,203,106	814,334	(174,658)	1,842,782
Total liabilities, non-controlling interests and equity	$2,826,742	$8,974,941	$(204,927)	$11,596,756

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended September 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $38,786)	$260,371	$—	$(8,780)	$251,591
Carried interest allocation	186,803	—	—	186,803
Incentive fees	1,712	—	—	1,712
Principal investment income	13,865	—	(2,476)	11,389
Administrative, transaction and other fees	14,995	—	—	14,995
Total revenues	477,746	—	(11,256)	466,490
Expenses
Compensation and benefits	166,216	—	—	166,216
Performance related compensation	139,216	—	—	139,216
General, administrative and other expense	79,385	—	—	79,385
Expenses of the Consolidated Funds	—	19,664	(8,780)	10,884
Total expenses	384,817	19,664	(8,780)	395,701
Other income (expense)
Net realized and unrealized gains (losses) on investments	(522)	—	2,044	1,522
Interest and dividend income	2,800	—	(770)	2,030
Interest expense	(4,691)	—	—	(4,691)
Other expense, net	(2,994)	—	1,124	(1,870)
Net realized and unrealized gains (losses) on investments of the Consolidated Funds	—	1,399	(2,391)	(992)
Interest and other income of the Consolidated Funds	—	107,922	—	107,922
Interest expense of the Consolidated Funds	—	(72,251)	1,117	(71,134)
Total other income (expense)	(5,407)	37,070	1,124	32,787
Income before taxes	87,522	17,406	(1,352)	103,576
Income tax expense	11,555	146	—	11,701
Net income	75,967	17,260	(1,352)	91,875
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	17,260	(1,352)	15,908
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	42,636	—	—	42,636
Net income attributable to Ares Management Corporation	33,331	—	—	33,331
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$27,906	$—	$—	$27,906

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Three Months Ended September 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $33,377)	$213,662	$—	$(9,138)	$204,524
Carried interest allocation	31,902		—	31,902
Incentive fees	872		—	872
Principal investment loss	(7,886)	—	422	(7,464)
Administrative, transaction and other fees	10,943	—	—	10,943
Total revenues	249,493	—	(8,716)	240,777
Expenses
Compensation and benefits	145,594	—	—	145,594
Performance related compensation	17,606	—	—	17,606
General, administrative and other expense	51,155	—	—	51,155
Expenses of the Consolidated Funds	—	21,971	(9,138)	12,833
Total expenses	214,355	21,971	(9,138)	227,188
Other income (expense)
Net realized and unrealized gains on investments	6,540	—	(998)	5,542
Interest and dividend income	901	—	(93)	808
Interest expense	(4,143)	—	—	(4,143)
Other income, net	725	—	86	811
Net realized and unrealized gains on investments of the Consolidated Funds	—	4,686	751	5,437
Interest and other income of the Consolidated Funds	—	93,062	—	93,062
Interest expense of the Consolidated Funds	—	(63,103)	340	(62,763)
Total other income	4,023	34,645	86	38,754
Income before taxes	39,161	12,674	508	52,343
Income tax expense	5,118	13	—	5,131
Net income	34,043	12,661	508	47,212
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	12,661	508	13,169
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	18,133	—	—	18,133
Net income attributable to Ares Management L.P.	15,910	—	—	15,910
Less: Preferred equity dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management L.P. common shareholders	$10,485	$—	$—	$10,485

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Nine Months Ended September 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $116,336)	$740,024	$—	$(25,928)	$714,096
Carried interest allocation	503,808	—	—	503,808
Incentive fees	33,931	—	(5,184)	28,747
Principal investment income	45,336	—	656	45,992
Administrative, transaction and other fees	35,866	—	—	35,866
Total revenues	1,358,965	—	(30,456)	1,328,509
Expenses
Compensation and benefits	485,232	—	—	485,232
Performance related compensation	388,424	—	—	388,424
General, administrative and other expense	195,988	—	—	195,988
Expenses of the Consolidated Funds	—	61,977	(31,112)	30,865
Total expenses	1,069,644	61,977	(31,112)	1,100,509
Other income (expense)
Net realized and unrealized gains on investments	4,829	—	690	5,519
Interest and dividend income	7,448	—	(1,922)	5,526
Interest expense	(16,073)	—	—	(16,073)
Other expense, net	(2,784)	—	1,214	(1,570)
Net realized and unrealized gains on investments of the Consolidated Funds	—	4,661	(1,405)	3,256
Interest and other income of the Consolidated Funds	—	303,312	—	303,312
Interest expense of the Consolidated Funds	—	(206,688)	2,637	(204,051)
Total other income (expense)	(6,580)	101,285	1,214	95,919
Income before taxes	282,741	39,308	1,870	323,919
Income tax expense (benefit)	36,290	(700)	—	35,590
Net income	246,451	40,008	1,870	288,329
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	40,008	1,870	41,878
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	136,032	—	—	136,032
Net income attributable to Ares Management Corporation	110,419	—	—	110,419
Less: Series A Preferred Stock dividends paid	16,275	—	—	16,275
Net income attributable to Ares Management Corporation Class A common stockholders	$94,144	$—	$—	$94,144

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Nine Months Ended September 30, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $91,660)	$612,792	$—	$(24,721)	$588,071
Carried interest allocation	72,587	—	—	72,587
Incentive fees	17,683	—	(4,000)	13,683
Principal investment income (loss)	9,544	—	(10,228)	(684)
Administrative, transaction and other fees	37,372	—	—	37,372
Total revenues	749,978	—	(38,949)	711,029
Expenses
Compensation and benefits	419,225	—	—	419,225
Performance related compensation	30,479	—	—	30,479
General, administrative and other expense	155,523	—	—	155,523
Expenses of the Consolidated Funds	—	77,982	(28,721)	49,261
Total expenses	605,227	77,982	(28,721)	654,488
Other income (expense)
Net realized and unrealized gains on investments	9,800	—	(1,830)	7,970
Interest and dividend income	6,604	—	(93)	6,511
Interest expense	(17,088)	—	—	(17,088)
Other expense, net	(2,106)	—	619	(1,487)
Net realized and unrealized gains on investments of the Consolidated Funds	—	26,053	786	26,839
Interest and other income of the Consolidated Funds	—	250,117	—	250,117
Interest expense of the Consolidated Funds	—	(165,080)	1,138	(163,942)
Total other income (expense)	(2,790)	111,090	620	108,920
Income before taxes	141,961	33,108	(9,608)	165,461
Income tax expense	29,577	82	—	29,659
Net income	112,384	33,026	(9,608)	135,802
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	33,026	(9,608)	23,418
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	67,301	—	—	67,301
Net income attributable to Ares Management L.P.	45,083	—	—	45,083
Less: Preferred equity dividends paid	16,275	—	—	16,275
Net income attributable to Ares Management L.P. common shareholders	$28,808	$—	$—	$28,808

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2019 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2019, the Company's board of directors declared a quarterly dividend of $0.32 per share of Class A common stock payable on December 31, 2019 to common stockholders of record at the close of business on December 17, 2019.

In October 2019, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on December 31, 2019 to preferred stockholders of record at the close of business on December 15, 2019. As December 15, 2019 falls on a Sunday, the effective record date for the dividend will be Friday, December 13, 2019.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Ares Management Corporation is a Delaware corporation, which was formerly a limited partnership formed on November 15, 2013 and which converted to a Delaware corporation effective on November 26, 2018. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares‑affiliated funds, related co‑ investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.
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
Our Business
We are a leading global alternative investment manager that operates integrated businesses, which are our reportable segments. Our reportable segments are the Credit Group, Private Equity Group and Real Estate Group. For a detailed description of our reportable segments, see Note 14, “Segment Reporting,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2019, we reclassified certain expenses from OMG to our operating segments. Historical results have been modified to conform to the current period presentation.
The focus of our business model is to provide our investment management capabilities through various funds and products that meet the needs of a wide range of institutional and retail investors. Our revenues primarily consist of management fees, carried interest allocation, incentive fees, as well as principal investment income, administrative expense reimbursements and transaction fees. Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, net asset value, net investment income or par value of the investment portfolios we manage. Carried interest allocation and incentive fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. Carried interest allocation and incentive fees are collectively referred to as performance income in our segment results and non-GAAP measures. Principal investment income consists of interest and dividend income and net realized and unrealized gains (losses) from the equity method investments that we manage. Other income (expense) typically represents investment income, realized gains (losses) and unrealized appreciation (depreciation) resulting from our other investments as well as investments of the Consolidated Funds. Interest expense is a component of other income (expense). We provide administrative services to certain of our affiliated funds that are presented within administrative, transaction and other fees for GAAP reporting but are netted against the respective expenses for segment reporting purposes. We also receive transaction fees from certain funds for activities related to fund transactions, such as loan originations. In accordance with GAAP, we are required to consolidate funds where we have a significant economic interest and substantive control rights. However, for segment reporting purposes, we present revenues, expenses and realized net investment income (loss) on a combined basis, which reflects the results of our reportable segments without giving effect to said consolidation. Accordingly, our segment revenues consist of management fees, other fees and realized performance income. Our segment expenses consist of compensation and benefits, general, administrative and other expenses, net of administrative fees, as well as realized performance income compensation. Our segment realized net investment income (loss) consist of realized net investment income, interest and other investment income and interest expense.
Trends Affecting Our Business
We believe that our disciplined investment philosophy across our three distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of September 30, 2019, approximately 70% of our assets under management were in funds with a remaining contractual life of three years or more, approximately 74% were in funds with an initial duration greater than seven years at time of closing and 89% of our management fees are derived from permanent capital, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

U.S. credit markets experienced positive performance in the third quarter as accommodative Federal Reserve policy offset volatility resulting from global trade tensions and slowing economic growth concerns. Interest rate cuts in July and September contributed to a relatively stable backdrop for leveraged loan and high yield bond prices. The CSLLI, a leveraged loan index, returned 0.9% in the third quarter of 2019 while the ICE BAML High Yield Master II Index, a high yield bond index, returned 1.2%.
European credit markets experienced similar performance influenced by monetary policy developments and other geopolitical headlines. The Credit Suisse Western European Leveraged Loan Index returned 1.0% during the third quarter of 2019 while the ICE BAML European Currency High Yield Index returned 1.3%.

In the U.S., the S&P 500 Index returned an additional 1.7% in the third quarter bringing year to date returns to over 20% and continuing the strong recovery that began in the first quarter. Outside the U.S., the global equity markets declined in the third quarter as global trade tensions and geopolitical uncertainty weighed on indices. The MSCI All Country World ex USA Index declined 1.8% in the third quarter of 2019, although year to date performance remained strong at 11.6%. The intermediated private equity auction market remains highly competitive and leveraged buy out purchase price multiples remained near historical highs during the third quarter of 2019. Amidst a significant expansion in the size of the corporate debt market, leverage levels continue to increase and are even higher when EBITDA-adjustments are taken into account. These dynamics have led to a significant compression in private equity risk premiums. We continue to believe careful company selection, a focus on high-quality assets and a differentiated view to drive value creation are of paramount importance in the current market environment.

European and U.S. property yields and capitalization rates were generally stable over the third quarter. Across the major European economies, yields on offices in both primary and secondary locations and industrial logistic facilities stayed the same or declined slightly. U.S. capitalization rates were also unmoved across the office, industrial, and apartment sectors and across the gateway and major secondary metros. Recent pricing trends reflected the strength of underlying fundamentals including consumer spending and tight labor markets that bolstered property performance and robust investor appetite for the asset class. Leverage continued to be accretive to property values and the availability of investment capital maintained transaction volumes. Across our targeted markets in both the U.S. and Europe, we continue to find opportunities to capitalize on our deep understanding of local market and overall industry dynamics to acquire and lend on commercial real estate.

Notwithstanding the potential opportunities represented by market volatility, future earnings, cash flows, dividend payments and distributions are affected by a range of factors, including realizations of our funds’ investments, which are subject to significant fluctuations from period to period.

Consolidation and Deconsolidation of Ares Funds
Consolidated funds represented approximately 6.5% of our AUM as of September 30, 2019, 3.5% of our management fees and 1.0% of our performance income for the nine months ended September 30, 2019. As of September 30, 2019, we consolidated 15 CLOs and eight private funds, and as of September 30, 2018, we consolidated 13 CLOs and 10 private funds.
Our CLOs serve as long-term, non-recourse financing for debt investments and as a way to minimize refinancing and maturity risk and secure a fixed cost of funds over an underlying market interest rate. As of September 30, 2019, our maximum exposure of loss for CLO securities was $101.5 million.
The consolidation of these funds significantly impacted interest and other income of Consolidated Funds, interest expense of Consolidated Funds, net realized and unrealized gains (losses) on investments of Consolidated Funds and non-controlling interests in Consolidated Funds, among others, for the three and nine months ended September 30, 2019 and 2018. Also, the consolidation of these funds typically has the impact of decreasing management fees, carried interest allocation and incentive fees reported under GAAP to the extent these are eliminated upon consolidation. For the actual impact that consolidation had on our results, see the Consolidating Schedules within Note 15, “Consolidation”, to our condensed consolidated financial statements included herein.

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

We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2019, two entities were liquidated/dissolved and two entities experienced a significant change in ownership that resulted in deconsolidation of the fund and CLO during the period. During the nine months ended September 30, 2018, one entity was liquidated/dissolved and no non-VIEs experienced a significant change in ownership or control that resulted in deconsolidation during the period.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
Managing Business Performance
Non‑GAAP Financial Measures
We use the following non-GAAP measures to assess and track our performance:

•	Fee Related Earnings (FRE)

•	Realized Income (RI)
These non‑GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Consolidated Results of Operations” and are prepared in accordance with GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 14, “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q.
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
Assets Under Management
Assets under management (“AUM”) refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:

•	net asset value (“NAV”) of such funds;

•	the drawn and undrawn debt (at the fund‑level including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
NAV refers to the fair value of all of the assets of a fund less the liabilities of the fund.
For CLOs, our AUM is equal to initial principal amounts of notes adjusted for paydowns.

The tables below provide rollforwards of our total AUM by segment for the three months ended September 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2019	$105,505	$24,735	$11,868	$142,108
Net new par/equity commitments	593	267	953	1,813
Net new debt commitments	1,704	25	—	1,729
Distributions	(1,173)	(80)	(331)	(1,584)
Change in fund value	(327)	568	(9)	232
Balance at 9/30/2019	$106,302	$25,515	$12,481	$144,298
Average AUM(1)	$105,905	$25,126	$12,176	$143,207

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 6/30/2018	$86,858	$23,602	$10,910	$121,370
Net new par/equity commitments	3,618	—	370	3,988
Net new debt commitments	1,904	100	—	2,004
Distributions	(1,534)	(523)	(866)	(2,923)
Change in fund value	655	(188)	173	640
Balance at 9/30/2018	$91,501	$22,991	$10,587	$125,079
Average AUM(1)	$89,181	$23,298	$10,749	$123,228

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of our total AUM by segment for the nine months ended September 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2018	$95,836	$23,487	$11,340	$130,663
Net new par/equity commitments	5,507	1,295	1,569	8,371
Net new debt commitments	8,009	25	583	8,617
Distributions	(4,895)	(1,280)	(1,319)	(7,494)
Change in fund value	1,845	1,988	308	4,141
Balance at 9/30/2019	$106,302	$25,515	$12,481	$144,298
Average AUM(1)	$102,180	$24,379	$11,875	$138,434

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2017	$71,732	$24,530	$10,229	$106,491
Net new par/equity commitments	16,077	363	1,533	17,973
Net new debt commitments	6,649	100	—	6,749
Distributions	(4,670)	(1,843)	(1,397)	(7,910)
Change in fund value	1,713	(159)	222	1,776
Balance at 9/30/2018	$91,501	$22,991	$10,587	$125,079
Average AUM(1)	$81,851	$23,857	$10,656	$116,364

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, are presented below as of September 30, 2019 and 2018 (in millions):

AUM: $144,298	AUM: $125,079

FPAUM	AUM not yet earning fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $7.6 billion and $6.7 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2019 and 2018, respectively.

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

The tables below provide rollforwards of our total FPAUM by segment for the three months ended September 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2019	$64,763	$17,188	$7,463	$89,414
Commitments	690	161	426	1,277
Subscriptions/deployment/increase in leverage	4,769	174	275	5,218
Redemptions/distributions/decrease in leverage	(971)	—	(234)	(1,205)
Change in fund value	(270)	(4)	(96)	(370)
Change in fee basis	—	(599)	(418)	(1,017)
FPAUM Balance at 9/30/2019	$68,981	16,920	$7,416	$93,317
Average FPAUM(1)	$66,873	$17,056	$7,440	$91,369

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 6/30/2018	$53,336	$16,589	$6,963	$76,888
Commitments	1,267	—	369	1,636
Subscriptions/deployment/increase in leverage	2,810	215	24	3,049
Redemptions/distributions/decrease in leverage	(1,604)	(70)	(460)	(2,134)
Change in fund value	97	(4)	4	97
Change in fee basis	—	(106)	(66)	(172)
FPAUM Balance at 9/30/2018	$55,906	$16,624	$6,834	$79,364
Average FPAUM(1)	$54,623	$16,608	$6,900	$78,131

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of our total FPAUM by segment for the nine months ended September 30, 2019 and 2018 (in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$81,870
Commitments	4,098	242	790	5,130
Subscriptions/deployment/increase in leverage	11,396	675	835	12,906
Redemptions/distributions/decrease in leverage	(5,426)	(470)	(645)	(6,541)
Change in fund value	1,200	1	(98)	1,103
Change in fee basis	(134)	(599)	(418)	(1,151)
FPAUM Balance at 9/30/2019	$68,981	$16,920	$7,416	$93,317
Average FPAUM(1)	$63,631	$17,125	$7,202	$87,958

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2017	$49,450	$16,858	$6,189	$72,497
Commitments	4,082	363	1,232	5,677
Subscriptions/deployment/increase in leverage	6,726	589	440	7,755
Redemptions/distributions/decrease in leverage	(4,938)	(1,086)	(758)	(6,782)
Change in fund value	593	6	—	599
Change in fee basis	(7)	(106)	(269)	(382)
FPAUM Balance at 9/30/2018	$55,906	$16,624	$6,834	$79,364
Average FPAUM(1)	$52,559	$16,685	$6,684	$75,928

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
IGAUM generally represents the AUM of our funds that are currently generating on a realized or unrealized basis, performance income. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when Part II Fees are being generated.
The charts below present our IEAUM and IGAUM by segment as of September 30, 2019 and 2018 (in millions):

Credit	Private Equity	Real Estate

As of September 30, 2019 and 2018, our available capital, which we refer to as dry powder, was $33.8 billion and $34.4 billion, respectively, primarily attributable to our funds in the Credit Group.

Management Fees Fund Duration
We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended September 30, 2019 and 2018, 82% and 83%, respectively, of our unconsolidated management fees were attributable to funds with three or more years in duration. The charts below present the composition of our unconsolidated management fees by the initial fund duration for the three months ended September 30, 2019 and 2018:

Permanent Capital	3 to 6 years	7 to 9 years	10 or more years	Differentiated Managed Accounts(1)	Fewer Than 3 years	Managed Accounts

(1) Differentiated managed accounts have been managed by the Company for longer than three years, are investing in illiquid strategies or are co-investments structured to pay management fees.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the nine months ended September 30, 2019 or represented at least 1% of the Company’s total FPAUM as of September 30, 2019, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.

Results of Operations
Consolidated Results of Operations
We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented. The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Management fees (includes ARCC Part I Fees of $38,786, $116,336 and $33,377, $91,660 for the three and nine months ended September 30, 2019 and 2018, respectively)	$251,591	$204,524	$47,067	23%	$714,096	$588,071	$126,025	21%
Carried interest allocation	186,803	31,902	154,901	NM	503,808	72,587	431,221	NM
Incentive fees	1,712	872	840	96%	28,747	13,683	15,064	110%
Principal investment income (loss)	11,389	(7,464)	18,853	NM	45,992	(684)	46,676	NM
Administrative, transaction and other fees	14,995	10,943	4,052	37%	35,866	37,372	(1,506)	(4)%
Total revenues	466,490	240,777	225,713	94%	1,328,509	711,029	617,480	87%
Expenses
Compensation and benefits	166,216	145,594	(20,622)	(14)%	485,232	419,225	(66,007)	(16)%
Performance related compensation	139,216	17,606	(121,610)	NM	388,424	30,479	(357,945)	NM
General, administrative and other expenses	79,385	51,155	(28,230)	(55)%	195,988	155,523	(40,465)	(26)%
Expenses of Consolidated Funds	10,884	12,833	1,949	15%	30,865	49,261	18,396	37%
Total expenses	395,701	227,188	(168,513)	(74)%	1,100,509	654,488	(446,021)	(68)%
Other income (expense)
Net realized and unrealized gains on investments	1,522	5,542	(4,020)	(73)%	5,519	7,970	(2,451)	(31)%
Interest and dividend income	2,030	808	1,222	151%	5,526	6,511	(985)	(15)%
Interest expense	(4,691)	(4,143)	(548)	(13)%	(16,073)	(17,088)	1,015	6%
Other income (expense), net	(1,870)	811	(2,681)	NM	(1,570)	(1,487)	(83)	(6)%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(992)	5,437	(6,429)	NM	3,256	26,839	(23,583)	(88)%
Interest and other income of Consolidated Funds	107,922	93,062	14,860	16%	303,312	250,117	53,195	21%
Interest expense of Consolidated Funds	(71,134)	(62,763)	(8,371)	(13)%	(204,051)	(163,942)	(40,109)	(24)%
Total other income	32,787	38,754	(5,967)	(15)%	95,919	108,920	(13,001)	(12)%
Income before taxes	103,576	52,343	51,233	98%	323,919	165,461	158,458	96%
Income tax expense	11,701	5,131	(6,570)	(128)%	35,590	29,659	(5,931)	(20)%
Net income	91,875	47,212	44,663	95%	288,329	135,802	152,527	112%
Less: Net income attributable to non-controlling interests in Consolidated Funds	15,908	13,169	2,739	21%	41,878	23,418	18,460	79%
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	42,636	18,133	24,503	135%	136,032	67,301	68,731	102%
Net income attributable to Ares Management Corporation	33,331	15,910	17,421	109%	110,419	45,083	65,336	145%
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—%	16,275	16,275	—	—%
Net income attributable to Ares Management Corporation Class A common stockholders	$27,906	$10,485	17,421	166%	$94,144	$28,808	65,336	227%

NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our condensed consolidated results of operations for the three and nine months ended September 30, 2019 compared to 2018.
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Revenues
Management Fees. Total management fees increased by $47.1 million, or 23%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $126.0 million, or 21%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases in total management fees were primarily due to the Credit Group, driven by increases in ARCC Part I Fees and by higher FPAUM from capital deployments in direct lending funds. Total management fees also increased in the Real Estate Group and Private Equity Group by having higher FPAUM from new commitments during the current year. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $154.9 million to $186.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $431.2 million to $503.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Carried interest allocation for the three and nine months ended September 30, 2019 and 2018 was principally composed of the following (in millions, unless otherwise noted):

	Three Months Ended September 30, 2019	Primary Drivers	Three Months Ended September 30, 2018	Primary Drivers
Credit funds	$25.2	10 direct lending funds with $8.9 billion of IGAUM generating returns in excess of their hurdle rates, primarily from Ares Capital Europe III, L.P. (“ACE III”), Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Private Credit Solutions, L.P. (“PCS”) that generated $5.5 million, $14.0 million and $7.2 million of carried interest allocation during the period, respectively.	$28.3
13 direct lending funds with $14.7 billion of IGAUM generating returns in excess of their hurdle rates, primarily from ACE III, ACE IV and PCS that generated carried interest allocation during the period of $9.8 million, $4.5 million and $3.8 million, respectively.

Private equity funds	146.3	Market appreciation across several Ares Corporate Opportunities Fund V, L.P. ("ACOF V") portfolio companies; and market appreciation of Ares Corporate Opportunities Fund III, L.P.'s (“ACOF III”) investments in Floor & Decor Holdings, Inc. (“Floor & Decor”) and a professional service company resulting from a pending sale of this company.	(56.3)	Market depreciation of ACOF III's investment in Floor & Decor; offset by market appreciation across several ACOF IV portfolio companies.
Real estate funds	15.3	Market appreciation from multiple properties within three of our U.S. real estate equity funds, Ares European Real Estate Fund IV L.P. (“EF IV”) and a certain European real estate equity fund.	59.9	Market appreciation from multiple properties within six of our U.S. real estate equity funds, EF IV and two European real estate funds.
Carried interest allocation	$186.8		$31.9

	Nine Months Ended September 30, 2019	Primary Drivers	Nine Months Ended September 30, 2018	Primary Drivers
Credit funds	$97.9	10 direct lending funds with $8.9 billion of IGAUM generating returns in excess of their hurdle rates, primarily from ACE III, ACE IV and PCS that generated $25.4 million, $33.7 million and $23.6 million of carried interest allocation during the period, respectively.	$69.8
13 direct lending funds with $14.7 billion of IGAUM generating returns in excess of their hurdle rates, primarily from ACE III, ACE IV and PCS that generated carried interest allocation during the period of $32.6 million, $4.5 million and $14.4 million, respectively.

Private equity funds	355.5	Market appreciation of ACOF III's investments in Floor & Decor and a professional service company resulting from a pending sale of this company; increased fair value of Ares Corporate Opportunities Fund IV, L.P.'s ("ACOF IV") investment in a portfolio company resulting from a pending sale of the company; and market appreciation across several ACOF IV and ACOF V portfolio companies.	(84.0)	Market depreciation of ACOF III's investment in Floor & Decor and a reduction in fair value in an Ares Energy Investors Fund V, L.P. (“EIF V”) portfolio company.
Real estate funds	50.4	Market appreciation from multiple properties within four of our U.S. real estate equity funds, EF IV and three European real estate equity funds.	86.8	Market appreciation from multiple properties within seven of our U.S. real estate equity funds, EF IV and two European real estate funds.
Carried interest allocation	$503.8		$72.6
Incentive Fees. Incentive fees increased by $15.1 million, or 110%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily driven by direct lending funds that did not generate incentive fees in the prior periods but generated returns in excess of hurdle rates in the current year periods. There were 20 funds with $14.0 billion of AUM and 14 funds with $10.0 billion of AUM for the 2019 and 2018 period, respectively.
Principal Investment Income (Loss). Principal investment income (loss) increased by $18.9 million to $11.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $46.7 million to $46.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases for the comparative periods were primarily driven by a higher fair value of our investment in ACOF III as a result of market appreciation of Floor & Decor.
Administrative, Transaction and Other Fees. Administrative fees and other fees increased by $4.1 million, or 37%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and decreased by $1.5 million, or 4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase for the three month comparative period was primarily due to the renegotiation of an administrative fee agreement with ACF FinCo I L.P. ("ACF"). The renegotiated administration fee allowed more operating expenses to be reimbursed, while eliminating the management fee. For the third quarter of 2019, the gross administration fee for ACF increased by $1.8 million and the management fee of $0.8 million was eliminated. Additionally, there was an increase in administrative fees for ARCC as a result of additional time being spent on the fund by employees. The decrease for the nine month comparative period was primarily driven by fewer transaction-based fees based on loan originations within certain funds in our Credit Group that fluctuate periodically with the volume of syndicated loan originations and with the amount of capital available for deployment.
Expenses
Compensation and Benefits.  Compensation and benefits expenses increased by $20.6 million, or 14%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $66.0 million, or 16%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by higher incentive compensation attributable to the operating performance of our Company, increases in ARCC Part I Fees compensation and 8% headcount growth.
Equity compensation expense also increased by $6.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to additional restricted units granted as part of our annual bonus program and to certain retention awards, including new restricted units granted to our Chief Executive Officer during the third quarter of 2018. Additionally, our annual equity compensation bonus program commenced in 2016 with awards scheduled to vest over a four year service period. As such, equity compensation expense for the 2019 period reflects expenses associated with four years of bonus grants, whereas equity compensation expense for the 2018 comparative period includes only three years of bonus grants.

Performance Related Compensation.  Performance related compensation increased by $121.6 million to $139.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $357.9 million to $388.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.The increases in performance related compensation are largely correlated with the respective increases in carried interest allocation and incentive fees described above.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $28.2 million, or 55%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $40.5 million, or 26%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily due a non-cash impairment charge of $20.0 million that was recognized during the third quarter of 2019 to certain intangible assets that were recorded as part of our acquisition of the Energy Investors Funds ("EIF"). The impairment was recognized since there was a lower number of legacy EIF investors that committed to invest into the successor funds and the decision by management to no longer introduce the successor funds under the EIF trade name. As a result, these changes are expected to decrease the future expected cash flows from management fees generated by EIF's existing client relationships and decrease the royalties attributable to EIF's trade name. The increases were also driven by higher professional service fees of $4.5 million and $10.8 million for the three and nine month comparative periods, respectively, largely as a result of professional services related to due diligence, marketing and legal expenses related to the expansion of our insurance platform and to other strategic initiatives. Additionally, the increases were driven by higher placement fees of $4.1 million and $14.5 million associated with new commitments to a fund in our special opportunities strategy for the three and nine month comparative period, respectively. The prior year periods include an $11.8 million one-time reimbursement to ARCC for certain rent and utilities for the first quarter of 2018 and the years ended 2017, 2016, 2015 and 2014. Beginning in the second quarter of 2018, we began to incur certain expenses that were previously incurred by ARCC. These expenses resulted in approximately $4.4 million in recurring occupancy and marketing related expenses for the nine months ended September 30, 2019.
Expenses of the Consolidated Funds. Expenses of the Consolidated Funds decreased by $1.9 million, or 15%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $18.4 million, or 37%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decreases were primarily driven by higher professional fees incurred during the prior year periods as a result of a greater number of CLO debt issuances during those periods. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Condensed Consolidated Statements of Financial Condition.
Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net Realized and Unrealized Gains on Investments. Net realized and unrealized gains on investments decreased by $4.0 million, or 73%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $2.5 million, or 31%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Net realized and unrealized gains on investments for the three and nine months ended September 30, 2019 were primarily due to higher net gains from our CLO securities which rebounded from market dislocation at the end of 2018 and due to net gains recognized on our foreign currency hedging instruments. Net realized and unrealized gains on investments for the three and nine months ended September 30, 2018 were primarily due to net gains that were recognized on our non-core investments.
Interest and Dividend Income. Interest and dividend income increased by $1.2 million, or 151%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and decreased by $1.0 million, or 15%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase for the three month comparative period was primarily attributable to increases in interest income received from our CLO securities and from a U.S. real estate equity fund. During the second quarter of 2018, we sold $219.3 million of our investments in our CLO securities primarily resulting in a decrease in interest income attributable to CLO securities for the comparative periods.
Interest Expense. Interest expense increased by $0.5 million, or 13%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and decreased by $1.0 million, or 6%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase for the three month comparative period was primarily due to a higher average outstanding balance of the Credit Facility in the third quarter of 2019. The decrease for the nine month comparative period was primarily driven by the pay-off of term loans that had financed certain investments in CLOs during the second quarter of 2018.

Other Income (Expense), Net. Other income (expense), net is principally composed of transaction gains (losses) associated with currency fluctuations for our businesses domiciled outside of the U.S. and remain volatile based on the fluctuations in foreign currency exchange rates. Other expense, net for the nine months ended September 30, 2018 also included debt extinguishment costs recorded in connection with the repayment of term loans resulting from the removal of US risk retention requirements associated with our syndicated loan business.
Net Realized and Unrealized Gains (Losses) on Investments of Consolidated Funds. Net realized and unrealized gains (losses) on investments of Consolidated Funds decreased from net realized and unrealized gains on investments of Consolidated Funds of $5.4 million for three months ended September 30, 2018 to net realized and unrealized loss on investments of Consolidated Funds of $1.0 million for three months ended September 30, 2019. Net realized and unrealized gains on investments of Consolidated Funds decreased by $23.6 million, or 88%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decreases for the comparative periods were primarily due to lower market prices for certain investments in our Asian private equity fund during the current year periods. The nine months ended September 30, 2019 also included net gains attributable to a European direct lending fund driven by a change in market value of the fund's sole remaining investment and to net gains from increased market value of certain investments in a commercial finance fund.
Interest and Other Income of the Consolidated Funds. Interest and other income of the Consolidated Funds increased by $14.9 million, or 16%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $53.2 million, or 21%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by additional interest paying assets from four CLOs that we began consolidating subsequent to September 30, 2018 resulting in an increase in interest income for the comparative periods.
Interest Expense of the Consolidated Funds. Interest expense of the Consolidated Funds increased by $8.4 million, or 13%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $40.1 million, or 24%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily the result of interest expense from the debt issued for four CLOs we began consolidating subsequent to September 30, 2018 resulting in an increase in interest expense for the comparative periods.
Income Tax Expense. Income tax expense increased by $6.6 million, or 128%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $5.9 million, or 20%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were attributable to an increase in income allocable to Ares Management Corporation that also increased due to higher controlling ownership. Income tax expense for the nine months ended September 30, 2018 also included one-time deferred tax items from the embedded net unrealized gains of both carried interest and the investment portfolio that were not subject to corporate taxes prior to our election to be taxed as a corporation for U.S. federal income tax purposes during 2018.
Non-Controlling Interests.  Net income attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management Corporation and is allocated based on the weighted average daily ownership of the AOG unitholders. The weighted average daily ownership for non-controlling AOG unitholders decreased from 54.8% and 56.6% for the three and nine months ended September 30, 2018 to 51.8% and 52.5% for the three and nine months ended September 30, 2019. The decreases in non–controlling ownership were primarily driven by our Class A common stock offering during the three months ended September 30, 2019 and by stock option exercises and vesting of restricted stock awards during the nine months ended September 30, 2019.
Net income attributable to non-controlling interests in Ares Operating Group entities increased by $24.5 million, or 135%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $68.7 million, or 102%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily a result of net income increasing at a greater rate than the decrease in non-controlling interests in Ares Operating Group entities.

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
FRE, RI and Other Measures
FRE and RI are non‑GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For definitions of each of these non-GAAP financial measures see the Glossary. The following table sets forth FRE and RI by segment for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended		Favorable (Unfavorable)		Nine Months Ended		Favorable (Unfavorable)
	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings:
Credit Group	$103,062	$82,910	$20,152	24%	$293,181	$239,018	$54,163	23%
Private Equity Group	29,926	25,184	4,742	19%	82,028	78,979	3,049	4%
Real Estate Group	9,152	6,382	2,770	43%	22,386	17,473	4,913	28%
Operations Management Group	(55,466)	(50,059)	(5,407)	(11)%	(162,627)	(148,558)	(14,069)	(9)%
Fee Related Earnings	$86,674	$64,417	22,257	35%	$234,968	$186,912	48,056	26%
Realized Income:
Credit Group	$108,986	$84,666	$24,320	29%	$319,039	$260,173	$58,866	23%
Private Equity Group	28,780	43,427	(14,647)	(34)%	104,348	124,162	(19,814)	(16)%
Real Estate Group	16,653	13,542	3,111	23%	37,933	33,690	4,243	13%
Operations Management Group	(56,012)	(50,217)	(5,795)	(12)%	(163,970)	(146,480)	(17,490)	(12)%
Realized Income	$98,407	$91,418	6,989	8%	$297,350	$271,545	25,805	10%

Reconciliation of Certain Non-GAAP Measures to Consolidated GAAP Financial Measures
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income before taxes	$103,576	$52,343	$323,919	$165,461
Adjustments:
Depreciation and amortization expense	24,564	5,347	35,609	20,234
Equity compensation expense	22,393	23,940	73,974	67,534
Acquisition and merger-related expense	4,777	253	10,757	(19)
Unamortized placement fees	4,366	6,194	17,319	9,710
Other (income) expense, net	(461)	3	(460)	13,564
Net expense of non-controlling interests in consolidated subsidiaries	799	819	2,608	2,178
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(16,054)	(13,182)	(41,178)	(23,500)
Unconsolidated performance (income) loss - unrealized	(181,174)	37,999	(426,411)	127,224
Unconsolidated performance related compensation - unrealized	137,174	(42,417)	311,936	(132,294)
Unconsolidated net investment (income) loss - unrealized	(1,553)	20,119	(10,723)	21,453
Realized Income	98,407	91,418	297,350	271,545
Unconsolidated performance income - realized	(7,314)	(71,568)	(111,881)	(217,283)
Unconsolidated performance related compensation - realized	2,042	60,023	76,488	162,773
Unconsolidated net investment income - realized	(6,461)	(15,456)	(26,989)	(30,123)
Fee Related Earnings	$86,674	$64,417	$234,968	$186,912

Results of Operations by Segment
Credit Group—Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Management fees (includes ARCC Part I Fees of $38,786, $116,336 and $33,377, $91,660 for the three and nine months ended September 30, 2019 and 2018, respectively)	$178,447	$145,414	$33,033	23%	$513,760	$413,028	$100,732	24%
Other fees	5,174	3,656	1,518	42%	12,179	16,263	(4,084)	(25)%
Compensation and benefits	(67,770)	(55,239)	(12,531)	(23)%	(193,083)	(158,204)	(34,879)	(22)%
General, administrative and other expenses	(12,789)	(10,921)	(1,868)	(17)%	(39,675)	(32,069)	(7,606)	(24)%
Fee Related Earnings	$103,062	$82,910	20,152	24%	$293,181	$239,018	54,163	23%
Management Fees

The chart below present Credit Group management fees and effective management fee rates for the three and nine months ended September 30, 2019 ($ in millions):

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
$178.4
$6.5
$38.8
$133.1
$145.4
$4.0
$33.4
$108.0
$513.8
$11.7
$116.3
$385.8
$413.0
$12.1
$91.7
$309.2
Q3 2019
Q3 2018
YTD 2019
YTD 2018

	Q3 2019	Q3 2018	YTD 2019	YTD 2018
Effective management fee rate	1.07%	1.05%	1.07%	1.04%
ARCC Part I Fees' contribution	0.23%	0.24%	0.24%	0.23%

Fees from funds in existence in both periods
ARCC Part 1 Fees
Fees from funds launched subsequent to Q3 2018
Fees from funds dissolved prior to Q3 2019

The increases in management fees were primarily driven by the following: (i) higher ARCC Part I Fees primarily due to greater interest income from an increase in the average size of ARCC's portfolio and due to increases in capital structuring service fees, which were primarily the result of a higher number of transactions with larger portfolio companies in larger issuances; and (ii) additional capital deployment within funds in existence in both periods. CLOs accounted for approximately 9% of the Credit

Group's management fees for the three and nine months ended September 30, 2019 and for approximately 10% of the Credit Group's management fees for the three and nine months ended September 30, 2018.

The increases in the effective management fee rate were primarily due to new direct lending funds with higher effective fee rates for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Other Fees. Other fees increased by $1.5 million, or 42%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and decreased by $4.1 million, or 25%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase for the three month comparative period was primarily driven by higher volume of transaction-based fees based on loan originations within certain funds in our Credit Group and an increase in administrative fees that are based on invested capital for certain funds in our Credit Group. The decrease for the nine month comparative period was primarily driven by fewer transaction-based fees based on loan originations within certain funds in our Credit Group that fluctuate periodically with the volume of syndicated loan originations and with the amount of capital available for deployment.
Compensation and Benefits. Compensation and benefits expenses increased by $12.5 million, or 23%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $34.9 million, or 22%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by higher incentive compensation attributable with improving operating performance for the comparative periods, by 10% headcount growth and by increases in ARCC Part I Fees compensation of $3.1 million and $14.8 million for the three and nine month comparative periods, respectively. We continue to hire investment professionals to support our growing U.S. and European direct lending AUM, which increased by 19% for the comparative periods.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.9 million, or 17%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $7.6 million, or 24%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily driven by higher occupancy and overhead costs from headcount growth. Beginning in the second quarter of 2018, we also began to incur certain expenses that were previously incurred by ARCC. These expenses resulted in approximately $0.9 million and $4.4 million in recurring occupancy and marketing related expenses for the three and nine months ended September 30, 2019, respectively. Additionally, we continue to invest in expanding our retail distribution footprint through a joint venture, which pays a third party broker for retail distribution services and resulted in higher fees of $0.6 million and $1.6 million for the three and nine month comparative periods, respectively.
Realized Income:
The following table presents the components of the Credit Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$103,062	$82,910	$20,152	24%	$293,181	$239,018	$54,163	23%
Performance income-realized	1,037	1,729	(692)	(40)%	38,921	48,472	(9,551)	(20)%
Performance related compensation-realized	(630)	(1,113)	483	43%	(22,857)	(27,778)	4,921	18%
Realized net performance income	407	616	(209)	(34)%	16,064	20,694	(4,630)	(22)%
Investment income-realized	114	1,063	(949)	(89)%	662	2,429	(1,767)	(73)%
Interest and other investment income-realized	6,964	1,604	5,360	NM	14,500	7,828	6,672	85%
Interest expense	(1,561)	(1,527)	(34)	(2)%	(5,368)	(9,796)	4,428	45%
Realized net investment income	5,517	1,140	4,377	NM	9,794	461	9,333	NM
Realized Income	$108,986	$84,666	24,320	29%	$319,039	$260,173	58,866	23%

NM - Not meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.

Realized net performance income decreased by $4.6 million, or 22%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Realized net performance income for the nine months ended September 30, 2019 and September 30, 2018 was principally composed of incentive fees from certain direct lending funds that are generating returns in excess of their hurdle rate while the nine months ended September 30, 2018 also included tax distributions received from ACE III and certain other direct lending funds.
Realized net investment income increased by $4.4 million to $5.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and by $9.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by interest and dividend income on our syndicated loan investments and to a certain U.S. direct lending fund. The increase for the nine month comparative period was further driven by lower interest expense for the comparative periods as a result of decreases in the cost basis of investments on which interest expense is allocated.
Credit Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Credit Group (in thousands):

	As of September 30,	As of December 31,
	2019	2018
ACE III	$81,361	$63,338
ACE IV	41,081	8,517
CSF III	12,837	9,962
ARCC	—	50,246
PCS	44,931	21,009
Other credit funds	69,899	57,583
Total Credit Group	$250,109	$210,655
The change in accrued carried interest and incentive fee receivable for the comparative periods was primarily composed of the following: (i) a $91.7 million increase in unrealized carried interest allocation for nine months ended September 30, 2019; (ii) offset by $50.2 million of incentive fees realized in 2018 and not received until the first quarter of 2019; and (iii) offset by foreign currency translation and other adjustments. The following tables presents the components of incentive fees and carried interest allocation for the Credit Group for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACE III	$—	$5,482	$5,482	$—	$9,777	$9,777
ACE IV	—	14,030	14,030	—	4,456	4,456
CSF III	—	(219)	(219)	—	1,966	1,966
PCS	—	7,166	7,166	—	3,773	3,773
Other credit funds	1,037	(1,282)	(245)	1,729	6,895	8,624
Total Credit Group	$1,037	$25,177	$26,214	$1,729	$26,867	$28,596

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACE III	$4,706	$20,738	$25,444	$15,361	$17,246	$32,607
ACE IV	—	33,731	33,731	—	4,456	4,456
CSF III	—	2,876	2,876	—	1,691	1,691
PCS	—	23,565	23,565	—	14,447	14,447
Other credit funds	34,215	10,803	45,018	33,111	551	33,662
Total Credit Group	$38,921	$91,713	$130,634	$48,472	$38,391	$86,863

Credit Group—Assets Under Management
The tables below provide rollforwards of AUM for the Credit Group for the three months ended September 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2019	$20,924	$3,494	$2,497	$7,339	$46,292	$24,959	$105,505
Net new par/equity commitments	95	49	4	81	146	218	593
Net new debt commitments	472	—	—	—	1,232	—	1,704
Distributions	(127)	(201)	(14)	(88)	(564)	(179)	(1,173)
Change in fund value	(89)	70	25	(61)	297	(569)	(327)
Balance at 9/30/2019	$21,275	$3,412	$2,512	$7,271	$47,403	$24,429	$106,302
Average AUM(1)	$21,100	$3,453	$2,505	$7,305	$46,848	$24,694	$105,905

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2018	$17,627	$4,381	$2,931	$5,753	$36,838	$19,328	$86,858
Net new par/equity commitments	65	68	1	(626)	2,284	1,826	3,618
Net new debt commitments	1,082	—	—	—	532	290	1,904
Distributions	(126)	(76)	(132)	(75)	(775)	(350)	(1,534)
Change in fund value	39	76	42	46	352	100	655
Balance at 9/30/2018	$18,687	$4,449	$2,842	$5,098	$39,231	$21,194	$91,501
Average AUM(1)	$18,157	$4,415	$2,887	$5,426	$38,035	$20,261	$89,181

(1)	Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of AUM for the Credit Group for the nine months ended September 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Net new par/equity commitments	929	124	(70)	2,047	1,736	741	5,507
Net new debt commitments	2,435	—	—	75	5,160	339	8,009
Distributions	(1,093)	(1,180)	(385)	(414)	(1,307)	(516)	(4,895)
Change in fund value	124	444	206	115	1,146	(190)	1,845
Balance at 9/30/2019	$21,275	$3,412	$2,512	$7,271	$47,403	$24,429	$106,302
Average AUM(1)	$20,580	$3,794	$2,558	$6,659	$44,090	$24,499	$102,180

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2017	$16,530	$4,630	$3,333	$4,791	$30,640	$11,808	$71,732
Net new par/equity commitments	195	268	40	348	6,065	9,161	16,077
Net new debt commitments	2,656	—	—	—	3,457	536	6,649
Distributions	(706)	(530)	(604)	(152)	(2,105)	(573)	(4,670)
Change in fund value	12	81	73	111	1,174	262	1,713
Balance at 9/30/2018	$18,687	$4,449	$2,842	$5,098	$39,231	$21,194	$91,501
Average AUM(1)	$17,564	$4,511	$3,067	$5,137	$35,317	$16,255	$81,851

(1)	Represents the quarterly average of beginning and ending balances.

Credit Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Credit Group for the three months ended September 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2019	$20,195	$3,496	$2,092	$3,828	$24,365	$10,787	$64,763
Commitments	551	46	3	80	10	—	690
Subscriptions/deployment/increase in leverage	338	3	8	274	2,711	1,435	4,769
Redemptions/distributions/decrease in leverage	(115)	(110)	(30)	(131)	(418)	(167)	(971)
Change in fund value	(119)	(21)	25	(79)	155	(231)	(270)
FPAUM Balance at 9/30/2019	$20,850	$3,414	$2,098	$3,972	$26,823	$11,824	$68,981
Average FPAUM(1)	$20,523	$3,455	$2,095	$3,900	$25,594	$11,306	$66,873

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2018	$17,144	$4,380	$2,369	$3,432	$18,633	$7,378	$53,336
Commitments	1,177	68	1	—	21	—	1,267
Subscriptions/deployment/increase in leverage	—	—	16	283	739	1,772	2,810
Redemptions/distributions/decrease in leverage	(121)	(76)	(55)	(175)	(615)	(562)	(1,604)
Change in fund value	51	76	38	35	(162)	59	97
FPAUM Balance at 9/30/2018	$18,251	$4,448	$2,369	$3,575	$18,616	$8,647	$55,906
Average FPAUM(1)	$17,698	$4,414	$2,369	$3,504	$18,625	$8,013	$54,623

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide rollforwards of fee paying AUM for the Credit Group for the nine months ended September 30, 2019 and 2018 (in millions):

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Commitments	3,179	121	105	663	30	—	4,098
Subscriptions/deployment/increase in leverage	354	3	31	889	6,158	3,961	11,396
Redemptions/distributions/decrease in leverage	(1,014)	(1,088)	(433)	(449)	(1,656)	(786)	(5,426)
Change in fund value	3	353	199	43	634	(32)	1,200
Change in fee basis	—	—	—	—	—	(134)	(134)
FPAUM Balance at 9/30/2019	$20,850	$3,414	$2,098	$3,972	$26,823	$11,824	$68,981
Average FPAUM(1)	$19,760	$3,796	$2,112	$3,454	$24,132	$10,377	$63,631

	Syndicated Loans	High Yield	Credit Opportunities	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2017	$15,251	$4,629	$2,809	$3,434	$16,869	$6,458	$49,450
Commitments	3,602	256	4	95	95	30	4,082
Subscriptions/deployment/increase in leverage	—	12	41	432	3,113	3,128	6,726
Redemptions/distributions/decrease in leverage	(687)	(527)	(554)	(464)	(1,751)	(955)	(4,938)
Change in fund value	89	81	69	78	290	(14)	593
Change in fee basis	(4)	(3)	—	—	—	—	(7)
FPAUM Balance at 9/30/2018	$18,251	$4,448	$2,369	$3,575	$18,616	$8,647	$55,906
Average FPAUM(1)	$16,560	$4,509	$2,542	$3,489	$18,069	$7,390	$52,559

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Credit Group are presented below as of September 30, 2019 and 2018 (in millions):

AUM: $106,302	AUM: $91,501

FPAUM	AUM not yet earning fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $7.6 billion and $6.7 billion of AUM of funds for which we indirectly earn management fees as of September 30, 2019 and 2018, respectively.

Credit Group—Fund Performance Metrics as of September 30, 2019
The Credit Group managed 173 funds and accounts as of September 30, 2019. ARCC contributed approximately 51% of the Credit Group’s total management fees for the nine months ended September 30, 2019. In addition to ARCC, five significant funds, ACE III, ACE IV, PCS, Ares Credit Strategies Fund III L.P. (“CSF III”) and Ares Senior Direct Lending Fund L.P. ("SDL"), contributed approximately 16% of the Credit Group’s management fees for the nine months ended September 30, 2019. ACE III and ACE IV focus on direct lending to European middle market companies, and PCS targets junior capital needs of upper middle market companies in North America. CSF III focuses on European and U.S. direct lending strategies. SDL focuses on investing predominantly in directly originated senior secured loans in North America.
We do not present fund performance metrics for significant funds with less than two years of investment performance, which begins from the date of the fund's first investment, except for those significant funds that pay management fees on invested capital, in which case performance is shown at the earlier of (i) the one-year anniversary of the fund's first investment or (ii) such time that the fund has invested at least 50% of its capital. The following table presents the performance data for our significant non-drawdown fund in the Credit Group as of September 30, 2019 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$16,977	N/A	2.4	N/A	8.4	N/A	11.8	U.S. Direct Lending

(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.

(2)	Since inception returns are annualized.

(3)
Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

The following table presents the performance data of our significant drawdown funds as of September 30, 2019 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
CSF III	2010	$1,152	$1,135	$1,209	$617	$1,128	$1,745	1.5x	1.4x	9.1	7.8	European & U.S. Direct Lending
ACE III(7)	2015	4,859	2,822	2,428	535	2,501	3,036	1.3x	1.2x	13.7	10.1	European Direct Lending
PCS	2017	3,592	3,365	1,678	130	1,776	1,906	1.2x	1.1x	13.6	9.5	U.S. Direct Lending
ACE IV Unlevered(8)	2018	8,745	2,851	1,190	20	1,234	1,254	1.1x	1.1x	13.3	9.7	European Direct Lending
ACE IV Levered(8)			4,819	2,007	50	2,127	2,177	1.1x	1.1x	20.3	15.1
SDL Unlevered(9)	2018	4,202	922	170	3	175	178	1.1x	1.0x	N/A	N/A	U.S. Direct Lending
SDL Levered(9)			2,045	377	7	398	405	1.1x	1.1x	N/A	N/A

(1)	Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.

(2)	Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.

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

(7)
ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the chart are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 15.1% and 11.4%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered, and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the chart are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 16.6% and 11.0%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.1x and 1.1.x, respectively. The gross and net IRR for ACE IV (G) Levered are 22.0% and 15.7%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.1x and 1.1.x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(9)
Given the limited amount of time that has elapsed from the date of the first capital call, gross and net fund-level IRRs for SDL Unlevered and SDL Levered have been omitted as such information would not currently be meaningful for investors.

Private Equity Group—Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Management fees	$54,543	$48,287	$6,256	13%	$158,101	$147,492	$10,609	7%
Other fees	141	206	(65)	(32)%	141	883	(742)	(84)%
Compensation and benefits	(19,226)	(17,443)	(1,783)	(10)%	(61,713)	(55,314)	(6,399)	(12)%
General, administrative and other expenses	(5,532)	(5,866)	334	6%	(14,501)	(14,082)	(419)	(3)%
Fee Related Earnings	$29,926	$25,184	4,742	19%	$82,028	$78,979	3,049	4%

Management Fees
The chart below present Private Equity Group management fees and effective management fee rates for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

$175
$150
$125
$100
$75
$50
$25
$-
$54.5
$1.5
$3.8
$49.2
$48.3
$48.3
$158.1
$0.5
$10.2
$147.4
$147.5
$147.5
Q3 2019
Q3 2018
YTD 2019
YTD 2018
Effective management fee rate
1.21%
1.18%
1.20%
1.19%
Fees from funds in existence in both periods
One time fees
Fees from funds launched subsequent to Q3 2018

Our first energy opportunities fund, which launched in the fourth quarter of 2018, generated management fees of $4.8 million and $10.0 million for the three and nine months ended September 30, 2019, respectively, of which $1.5 million and $0.5 million was attributable to one-time catch-up fees for the three and nine month comparative periods, respectively.

Compensation and Benefits. Compensation and benefits expenses increased by $1.8 million, or 10%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $6.4 million, or 12%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by higher incentive compensation attributable with improving operating performance and an increase in headcount of 14% for the comparative periods.
Realized Income:
The following table presents the components of the Private Equity Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$29,926	$25,184	$4,742	19%	$82,028	$78,979	$3,049	4%
Performance income-realized	—	52,729	(52,729)	(100)%	62,492	137,542	(75,050)	(55)%
Performance related compensation-realized	—	(42,045)	42,045	100%	(49,993)	(109,916)	59,923	55%
Realized net performance income	—	10,684	(10,684)	(100)%	12,499	27,626	(15,127)	(55)%
Investment income-realized	47	8,104	(8,057)	(99)%	12,013	17,791	(5,778)	(32)%
Interest and other investment income-realized	435	1,032	(597)	(58)%	4,047	4,011	36	1%
Interest expense	(1,628)	(1,577)	(51)	(3)%	(6,239)	(4,245)	(1,994)	(47)%
Realized net investment income (loss)	(1,146)	7,559	(8,705)	NM	9,821	17,557	(7,736)	(44)%
Realized Income	$28,780	$43,427	(14,647)	(34)%	$104,348	$124,162	(19,814)	(16)%

NM - Not meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the nine months ended September 30, 2019 were primarily attributable to realizations from ACOF III's partial sales of its positions in Floor & Decor and a real estate development portfolio company and to a dividend from an ACOF III professional service portfolio company.
Realized net performance income and realized net investment income for the three and nine months ended September 30, 2018 were primarily attributable to realizations from the partial monetization of multiple investments held within ACOF III.
Private Equity Group—Carried Interest
The following table presents the accrued carried interest for the Private Equity Group (in thousands):

	As of September 30,	As of December 31,
	2019	2018
ACOF III	$380,164	$316,377
ACOF IV	285,547	183,595
ACOF V	85,774	—
EIF V	14,573	—
First flagship energy opportunities fund	25,996	—
Other funds	7,697	6,900
Total Private Equity Group	$799,751	$506,872

The following table presents the components of carried interest allocation for the Private Equity Group for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACOF III	$—	$45,693	$45,693	$52,729	$(145,262)	$(92,533)
ACOF IV	—	(1,746)	(1,746)	—	35,507	35,507
ACOF V	—	85,774	85,774	—	—	—
EIF V	—	(1,121)	(1,121)	—	—	—
First flagship energy opportunities fund	—	14,963	14,963	—	—	—
Other funds	—	2,780	2,780	—	731	731
Total Private Equity Group	$—	$146,343	$146,343	$52,729	$(109,024)	$(56,295)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
ACOF III	$64,665	$63,787	$128,452	$135,938	$(204,846)	$(68,908)
ACOF IV	—	101,952	101,952	1,604	2,357	3,961
ACOF V	—	85,774	85,774	—	—	—
EIF V	—	14,573	14,573	—	(16,215)	(16,215)
First flagship energy opportunities fund	—	25,996	25,996	—	—	—
Other funds	(2,173)	877	(1,296)	—	(2,859)	(2,859)
Total Private Equity Group	$62,492	$292,959	$355,451	$137,542	$(221,563)	$(84,021)

Private Equity Group—Assets Under Management
The tables below provide rollforwards of AUM for the Private Equity Group for the three months ended September 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 6/30/2019	$17,421	$3,557	$2,872	$885	$24,735
Net new equity commitments	100	—	4	163	267
Net new debt commitments	—	—	25	—	25
Distributions	(38)	(42)	—	—	(80)
Change in fund value	466	3	23	76	568
Balance at 9/30/2019	$17,949	$3,518	$2,924	$1,124	$25,515
Average AUM(1)	$17,685	$3,538	$2,898	$1,005	$25,126

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
Balance at 6/30/2018	$18,086	$3,983	$1,533	$23,602
Net new debt commitments	—	—	100	100
Distributions	(312)	(204)	(7)	(523)
Change in fund value	(291)	75	28	(188)
Balance at 9/30/2018	$17,483	$3,854	$1,654	$22,991
Average AUM(1)	$17,785	$3,919	$1,594	$23,298

(1)	Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of AUM for the Private Equity Group for the nine months ended September 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2018	$17,159	$3,842	$1,733	$753	$23,487
Net new equity commitments	(25)	—	1,076	244	1,295
Net new debt commitments	—	—	25	—	25
Distributions	(986)	(250)	(43)	(1)	(1,280)
Change in fund value	1,801	(74)	133	128	1,988
Balance at 9/30/2019	$17,949	$3,518	$2,924	$1,124	$25,515
Average AUM(1)	$17,512	$3,627	$2,334	$906	$24,379

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
Balance at 12/31/2017	$18,557	$4,423	$1,550	$24,530
Net new equity commitments	13	350	—	363
Net new debt commitments	—	—	100	100
Distributions	(821)	(966)	(56)	(1,843)
Change in fund value	(266)	47	60	(159)
Balance at 9/30/2018	$17,483	$3,854	$1,654	$22,991
Average AUM(1)	$18,214	$4,080	$1,563	$23,857

(1)	Represents the quarterly average of beginning and ending balances

Private Equity Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Private Equity Group for the three months ended September 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 6/30/2019	$11,570	$3,409	$1,446	$763	$17,188
Commitments	—	—	—	161	161
Subscriptions/deployment/increase in leverage	27	23	124	—	174
Change in fund value	(4)	—	—	—	(4)
Change in fee basis	(526)	—	(73)	—	(599)
FPAUM Balance at 9/30/2019	$11,067	$3,432	$1,497	$924	$16,920
Average FPAUM(1)	$11,319	$3,421	$1,472	$844	$17,056

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
FPAUM Balance at 6/30/2018	$12,127	$3,517	$945	$16,589
Subscriptions/deployment/increase in leverage	—	—	215	215
Redemptions/distributions/decrease in leverage	(13)	(53)	(4)	(70)
Change in fund value	(4)	—	—	(4)
Change in fee basis	—	—	(106)	(106)
FPAUM Balance at 9/30/2018	$12,110	$3,464	$1,050	$16,624
Average FPAUM(1)	$12,119	$3,491	$998	$16,608

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of fee paying AUM for the Private Equity Group for the nine months ended September 30, 2019 and 2018 (in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Commitments	—	—	—	242	$242
Subscriptions/deployment/increase in leverage	227	70	378	—	$675
Redemptions/distributions/decrease in leverage	(351)	(110)	(9)	—	$(470)
Change in fund value	1	—	—	—	$1
Change in fee basis	(526)	—	(73)	—	$(599)
FPAUM Balance at 9/30/2019	$11,067	$3,432	$1,497	$924	$16,920
Average FPAUM(1)	$11,500	$3,432	$1,370	$823	$17,125

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2017	$12,073	$4,019	$766	$16,858
Commitments	13	350	—	363
Subscriptions/deployment/increase in leverage	123	34	432	589
Redemptions/distributions/decrease in leverage	(93)	(939)	(54)	(1,086)
Change in fund value	(6)	—	12	6
Change in fee basis	—	—	(106)	(106)
FPAUM Balance at 9/30/2018	$12,110	$3,464	$1,050	$16,624
Average FPAUM(1)	$12,104	$3,659	$922	$16,685

(1) Represents the quarterly average of beginning and ending balances.
The components of our AUM, including the portion that is FPAUM, for the Private Equity Group are presented below as of September 30, 2019 and 2018 (in millions):

AUM: $25,515	AUM: $22,991

FPAUM	Non-fee paying	AUM not yet earning fees	General partner and affiliates

Private Equity Group—Fund Performance Metrics as of September 30, 2019
The Private Equity Group managed 23 commingled funds and related co-investment vehicles as of September 30, 2019. Our significant funds combined for approximately 94% of the Private Equity Group’s management fees for the nine months ended September 30, 2019. Our Corporate Private Equity funds focus on majority or shared-control investments, principally in under-capitalized companies in North America, Europe and Asia. Our special opportunities funds invest opportunistically across a broad spectrum of distressed or mispriced investments. Our infrastructure and power funds focus on generating long-term, stable cash-flowing investments in the power generation, transmission and midstream energy sector. Our energy opportunities fund targets investments in the energy industry where its flexible capital can provide attractive risk-adjusted returns while mitigating commodity risk. ACOF III, ACOF IV, U.S. Power Fund IV ("USPF IV") and Ares Special Situations Fund IV, L.P. ("SSF IV") are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V, EIF V and the first flagship energy opportunities fund are in deployment mode.
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

The following table presents the performance data as of September 30, 2019 for our significant funds in the Private Equity Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
ACOF III	2008	$3,155	$3,510	$3,908	$7,659	$2,893	$10,552	2.7x	2.3x	29.1	20.9	Corporate Private Equity
USPF IV	2010	1,618	1,688	2,120	1,227	1,581	2,808	1.3x	1.2x	8.4	5.0	Infrastructure and Power
ACOF IV	2012	5,625	4,700	4,180	2,709	4,882	7,591	1.8x	1.6x	18.3	11.8	Corporate Private Equity
EIF V	2015	855	801	794	275	690	965	1.2x	1.1x	14.3	8.0	Infrastructure and Power
SSF IV(7)	2015	1,545	1,515	3,050	1,676	1,341	3,017	1.0x	0.9x	(1.0)	(2.9)	Special Opportunities
ACOF V	2017	8,420	7,850	5,669	186	6,481	6,667	1.2x	1.1x	15.8	8.0	Corporate Private Equity
First flagship energy opportunities fund	2018	1,125	1,000	733	6	902	908	1.2x	1.1x	N/A	N/A	Energy Opportunities

(1)
Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments. Realized proceeds exclude any proceeds related to bridge financings.

(2)
Unrealized value represents the fair market value of remaining investments. Unrealized value does not take into account any bridge financings. There can be no assurance that unrealized investments will be realized at the valuations indicated.

(3)
The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, other expenses and taxes, as applicable. The gross MoIC for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, gross MoIC would be 1.7x for ACOF IV and 1.2x for ACOF V.

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

(5)
The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. For SSF IV, cash flows used in the gross IRR calculation are based on the actual dates of the cash flows. For all other funds, cash flows are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest, other expenses and taxes, as applicable. The gross IRR for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRR would be 18.2% for ACOF IV and 15.3% for ACOF V.

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

(7)
In January 2017, a new team assumed portfolio management of SSF IV. In addition to presenting the cumulative performance measure for SSF IV, we have also adopted a new performance measurement called “SSF IV 2.0”. SSF IV 2.0 is a subset of SSF IV positions and is intended to provide insight into the new team’s cumulative investment performance. SSF IV 2.0 investments represent (i) existing and re-underwritten positions by the new team on January 1, 2017 and (ii) all new investments made by the new team since January 1, 2017. As part of the re-underwriting process, each liquid investment in the SSF IV portfolio was evaluated and a determination was made whether to continue to hold such investment in the SSF IV portfolio or dispose of such investment. At the same time, legacy illiquid investments have been excluded from the SSF IV 2.0 track record as it was not possible to dispose of such investments in the near-term due to their private, illiquid nature. Since January 2017, SSF IV 2.0 has generated gross and net internal rates of return of 10.8% and 7.1% through September 30, 2019, respectively. The IRR is an annualized since inception internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Cash flows used in the IRRs calculations are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, other expenses and taxes, as applicable. The net IRRs are calculated after giving effect to estimated management fees, carried interest and other expenses.

Real Estate Group—Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Management fees	$26,988	$19,961	$7,027	35%	$67,408	$52,272	$15,136	29%
Other fees	28	10	18	180%	709	20	689	NM
Compensation and benefits	(14,523)	(10,733)	(3,790)	(35)%	(35,735)	(27,140)	(8,595)	(32)%
General, administrative and other expenses	(3,341)	(2,856)	(485)	(17)%	(9,996)	(7,679)	(2,317)	(30)%
Fee Related Earnings	$9,152	$6,382	2,770	43%	$22,386	$17,473	4,913	28%

NM - Not meaningful
Management Fees
The chart below present Real Estate Group management fees and effective management fee rates for the three and nine months ended September 30, 2019 and 2018 ($ in millions):

$75
$60
$45
$30
$15
$-
$27.0
$0.8
$7.0
$19.2
$20.0
$0.7
$2.3
$17.0
$67.4
$1.2
$8.2
$58.0
$52.3
$2.6
$3.4
$46.3
Q3 2019
Q3 2018
YTD 2019
YTD 2018
Effective management fee rate
1.02%
0.98%
1.00%
0.95%
Fees from funds in existence in both periods
One time catch up fees
Fees from funds launched subsequent to Q3 2018
Fees from funds dissolved prior to Q3 2019

Ares European Real Estate Fund V SCSp (“EF V”), which launched in the first quarter of 2018, generated additional management fees of $8.4 million and $19.3 million for the three and nine month comparative periods, respectively, of which $7.0 million and $8.2 million were attributable to one-time catch up fees for the three and nine month comparative periods, respectively, from additional capital commitments to the fund during the three and nine months ended September 30, 2019. Conversely, multiple property sales held within several of our real estate equity funds resulted in decreases in management fees of $2.3 million and $6.2 million for the three and nine month comparative periods, respectively.
The increases in effective management fee rates between periods were primarily due to deployment of capital within the most recent vintages of our real estate equity funds. Our latest U.S. and European real estate equity funds pay a fixed fee on committed capital and then an additional fee on invested capital. As a result, our effective fee rate decreases temporarily immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits.  Compensation and benefits expenses increased by $3.8 million, or 35%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $8.6 million, or 32%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by higher incentive compensation attributable with improving operating performance for the comparative periods.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.3 million, or 30%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. General, administrative and other expenses will generally fluctuate with the volume of new fund launches which increased during the comparative periods.
Realized Income:
The following table presents the components of the Real Estate Group's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$9,152	$6,382	$2,770	43%	$22,386	$17,473	$4,913	28%
Performance income-realized	6,277	17,110	(10,833)	(63)%	10,468	31,269	(20,801)	(67)%
Performance related compensation-realized	(1,412)	(16,865)	15,453	92%	(3,638)	(25,079)	21,441	85%
Realized net performance income	4,865	245	4,620	NM	6,830	6,190	640	10%
Investment income-realized	2,015	6,846	(4,831)	(71)%	7,041	9,946	(2,905)	(29)%
Interest and other investment income-realized	1,588	486	1,102	227%	4,812	1,370	3,442	251%
Interest expense	(967)	(417)	(550)	(132)%	(3,136)	(1,289)	(1,847)	(143)%
Realized net investment income	2,636	6,915	(4,279)	(62)%	8,717	10,027	(1,310)	(13)%
Realized Income	$16,653	$13,542	3,111	23%	$37,933	$33,690	4,243	13%

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income for the three months ended September 30, 2019 was primarily attributable to the monetization of a property held within a certain U.S. equity real estate fund. Realized net performance income for the nine months ended September 30, 2019 was primarily attributable to tax distributions received from a certain U.S. equity real estate fund and from the monetization of several properties held within a certain European equity real estate fund and two U.S. equity real estate funds. Realized net performance income for the nine months ended September 30, 2018 was primarily attributable to tax distributions received from EF IV.
Realized net investment income for the three and nine months ended September 30, 2019 was primarily attributable to sales of multiple properties held within various U.S. real estate equity funds resulting in realized gains from our investments in these funds and to interest income from our investment in a U.S. real estate equity fund that was made in the fourth quarter of 2018. Realized net investment income for the three and nine months ended September 30, 2018 was primarily attributable to sales of multiple properties held within Ares US Real Estate Fund VIII, L.P. ("US VIII") and within various other U.S. real estate equity funds resulting in net realized gains from our investments in these funds.

Real Estate Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Real Estate Group (in thousands):

	As of September 30,	As of December 31,
	2019	2018
US VIII	$61,123	$50,847
US IX	144	—
EF IV	72,760	65,166
Other real estate funds	66,304	57,236
Subtotal	200,331	173,249
Other fee generating funds(1)	8,325	12,197
Total Real Estate Group	$208,656	$185,446

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
The change in accrued carried interest and incentive fee receivable for the comparative periods was composed of the following: (i) a $41.7 million increase in unrealized carried interest allocation for the nine months ended September 30, 2019; (ii) offset by $16.9 million of carried interest allocation realized in 2018 and not received until the first quarter of 2019; and (iii) offset by foreign currency translation and other adjustments.
The following table presents the components of incentive fees and carried interest allocation for the Real Estate Group for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
US VIII	$—	$3,069	$3,069	$—	$5,545	$5,545
US IX	—	144	144	—	—	—
EF IV	—	6,953	6,953	—	12,520	12,520
Other real estate funds	2,318	3,473	5,791	17,110	25,299	42,409
Subtotal	2,318	13,639	15,957	17,110	43,364	60,474
Other fee generating funds(1)	3,959	(3,985)	(26)	—	794	794
Total Real Estate Group	$6,277	$9,654	$15,931	$17,110	$44,158	$61,268

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Realized	Unrealized	Net	Realized	Unrealized	Net
US VIII	$—	$10,276	$10,276	$—	$10,310	$10,310
US IX	—	144	144	—	—	—
EF IV	—	8,025	8,025	12,396	13,624	26,020
Other real estate funds	6,042	27,166	33,208	18,352	32,746	51,098
Subtotal	6,042	45,611	51,653	30,748	56,680	87,428
Other fee generating funds(1)	4,426	(3,872)	554	521	(732)	(211)
Total Real Estate Group	$10,468	$41,739	$52,207	$31,269	$55,948	$87,217

(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management
The tables below provide rollforwards of AUM for the Real Estate Group for the three months ended September 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2019	$3,504	$4,182	$4,182	$11,868
Net new equity commitments	8	496	449	953
Distributions	(207)	(112)	(12)	(331)
Change in fund value	50	(71)	12	(9)
Balance at 9/30/2019	$3,355	$4,495	$4,631	$12,481
Average AUM(1)	$3,430	$4,339	$4,407	$12,176

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2018	$4,554	$3,351	$3,005	$10,910
Net new equity commitments	55	315	—	370
Distributions	(832)	(26)	(8)	(866)
Change in fund value	131	32	10	173
Balance at 9/30/2018	$3,908	$3,672	$3,007	$10,587
Average AUM(1)	$4,231	$3,512	$3,006	$10,749

(1) Represents the quarterly average of beginning and ending balances.

The tables below provide rollforwards of AUM for the Real Estate Group for the nine months ended September 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Net new equity commitments	(64)	966	667	1,569
Net new debt commitments	—	—	583	583
Distributions	(995)	(204)	(120)	(1,319)
Change in fund value	251	22	35	308
Balance at 9/30/2019	$3,355	$4,495	$4,631	$12,481
Average AUM(1)	$3,729	$4,071	$4,075	$11,875

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2017	$4,578	$2,704	$2,947	$10,229
Net new equity commitments	198	1,280	55	1,533
Distributions	(1,098)	(275)	(24)	(1,397)
Change in fund value	230	(37)	29	222
Balance at 9/30/2018	$3,908	$3,672	$3,007	$10,587
Average AUM(1)	$4,386	$3,279	$2,991	$10,656

(1) Represents the quarterly average of beginning and ending balances.

Real Estate Group—Fee Paying AUM
The tables below provide rollforwards of fee paying AUM for the Real Estate Group for the three months ended September 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2019	$2,628	$3,638	$1,197	$7,463
Commitments	—	426	—	426
Subscriptions/deployment/increase in leverage	31	99	145	275
Redemptions/distributions/decrease in leverage	(95)	(53)	(86)	(234)
Change in fund value	(3)	(102)	9	(96)
Change in fee basis	(221)	(197)	—	(418)
FPAUM Balance at 9/30/2019	$2,340	$3,811	$1,265	$7,416
Average FPAUM(1)	$2,484	$3,725	$1,231	$7,440

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2018	$3,059	$2,862	$1,042	$6,963
Commitments	54	315	—	369
Subscriptions/deployment/increase in leverage	10	14	—	24
Redemptions/distributions/decrease in leverage	(349)	—	(111)	(460)
Change in fund value	—	(6)	10	4
Change in fee basis	(66)	—	—	(66)
FPAUM Balance at 9/30/2018	$2,708	$3,185	$941	$6,834
Average FPAUM(1)	$2,884	$3,024	$992	$6,900

(1) Represents the quarterly average of beginning and ending balances.
The tables below provide rollforwards of fee paying AUM for the Real Estate Group for the nine months ended September 30, 2019 and 2018 (in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Commitments	—	790	—	790
Subscriptions/deployment/increase in leverage	186	187	462	835
Redemptions/distributions/decrease in leverage	(361)	(111)	(173)	(645)
Change in fund value	(3)	(127)	32	(98)
Change in fee basis	(221)	(197)	—	(418)
FPAUM Balance at 9/30/2019	$2,340	$3,811	$1,265	$7,416
Average FPAUM(1)	$2,583	$3,509	$1,110	$7,202

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2017	$3,062	$2,064	$1,063	$6,189
Commitments	180	1,052	—	1,232
Subscriptions/deployment/increase in leverage	61	353	26	440
Redemptions/distributions/decrease in leverage	(497)	(83)	(178)	(758)
Change in fund value	4	(34)	30	—
Change in fee basis	(102)	(167)	—	(269)
FPAUM Balance at 9/30/2018	$2,708	$3,185	$941	$6,834
Average FPAUM(1)	$2,959	$2,710	$1,015	$6,684

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM, including the portion that is FPAUM, for the Real Estate Group are presented below as of September 30, 2019 and 2018 (in millions):

AUM: $12,481	AUM: $10,587

FPAUM	Non-fee paying	AUM not yet earning fees	General partner and affiliates

Real Estate Group—Fund Performance Metrics as of September 30, 2019
The Real Estate Group managed 46 funds as of September 30, 2019. Our significant funds in the Real Estate Group combined for approximately 68% of the Real Estate Group’s management fees for the nine months ended September 30, 2019. EF IV and EF V are commingled funds focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany. Ares US Real Estate Fund IX, L.P. ("US IX") is a commingled equity fund focused on real estate assets located in United States. EF IV is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while US IX and EF V are in deployment mode.
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
The following table presents the performance data as of September 30, 2019 for our significant funds in the Real Estate Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$1,029	$1,302	$1,087	$821	$881	$1,702	1.6x	1.3x	19.2	13.5	European Real Estate Equity
US IX	2017	1,035	1,040	687	26	680	706	1.1x	1.0x	N/A	N/A	U.S. Real Estate Equity
EF V(8)	2018	1,921	1,968	339	41	336	377	1.1x	1.0x	N/A	N/A	European Real Estate Equity

(1)	Realized proceeds include distributions of operating income, sales and financing proceeds received.

(2)	Unrealized value represents the fair value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.

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

(7)
EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the chart are for the Euro denominated parallel fund. The gross and net IRRs for the U.S. dollar denominated parallel fund are 18.8% and 13.5%, respectively. The gross and net MoIC for the U.S. dollar denominated parallel fund are 1.6x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

(8)
EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross MoIC presented in the chart is for the Euro denominated parallel fund. The gross and net MoIC for the U.S. dollar denominated parallel fund are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group—Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Fee Related Earnings:
The following table presents the components of the OMG's FRE and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Compensation and benefits	$(34,061)	$(31,957)	$(2,104)	(7)%	$(100,716)	$(92,829)	$(7,887)	(8)%
General, administrative and other expenses	(21,405)	(18,102)	(3,303)	(18)%	(61,911)	(55,729)	(6,182)	(11)%
Fee Related Earnings	$(55,466)	$(50,059)	(5,407)	(11)%	$(162,627)	$(148,558)	(14,069)	(9)%

Compensation and Benefits.  Compensation and benefits expenses increased by $2.1 million, or 7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $7.9 million, or 8%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by higher incentive compensation attributable to improving operating performance and by headcount growth for the comparative periods. Significant headcount growth was principally due to the expansion of our business operations teams as we have launched a new office in India to internalize certain business functions that will reduce expenses of professional service providers reflected within general, administrative and other expenses.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.3 million, or 18%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $6.2 million, or 11%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily driven by higher occupancy and overhead costs from headcount growth and by initiatives focused on improving the scalability and efficiency of our business support functions through automation and centralization of certain activities.

Realized Income:
The following table presents the components of the OMG's RI and the changes for the comparative periods ($ in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Fee Related Earnings	$(55,466)	$(50,059)	$(5,407)	(11)%	$(162,627)	$(148,558)	$(14,069)	(9)%
Investment income-realized	—	22	(22)	(100)%	—	1,658	(1,658)	(100)%
Interest and other investment income (loss)-realized	(11)	442	(453)	NM	(13)	2,178	(2,191)	NM
Interest expense	(535)	(622)	87	14%	(1,330)	(1,758)	428	24%
Realized net investment income (loss)	(546)	(158)	(388)	NM	(1,343)	2,078	(3,421)	NM
Realized Income	$(56,012)	$(50,217)	(5,795)	(12)%	$(163,970)	$(146,480)	(17,490)	(12)%

NM - Not Meaningful

Realized income for the periods presented was composed of FRE, as explained above, and realized net investment income for the respective periods.
Realized net investment income decreased from $2.1 million for the nine months ended September 30, 2018 to realized net investment loss of $1.3 million for the nine months ended September 30, 2019. We recorded realized gains from our non–core energy investments in the prior year period that did not recur as the investments were sold in the fourth quarter of 2018.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of September 30, 2019, our cash and cash equivalents were $152.2 million and we had no borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage covenant. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
We expect that our primary liquidity needs will continue to be (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes and (8) make dividend payments to our Class A common stockholders and the Series A Preferred stockholders in accordance with our dividend policy.

In the normal course of business, we intend to pay dividends based on our expected fee related earnings. If cash flow from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. Unless quarterly dividends have been declared and paid (or declared and set apart for payment) on the Series A Preferred Stock, we may not declare or pay or set apart payment for dividends on any shares of our Class A common stock during the period. Dividends on Series A Preferred Stock are not cumulative and the Series A Preferred Stock is not convertible into our Class A common stock or any other security.
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
During the three months ended September 30, 2019, we did not repurchase any shares as part of the stock repurchase program. During the nine months ended September 30, 2019, we repurchased 0.4 million shares at a total cost of $10.4 million. As of September 30, 2019, the amount remaining available for repurchases under the program was $139.6 million.
On September 20, 2019, we sold 7,000,000 shares of our Class A common stock in an underwritten public offering from which we received $207.3 million in gross proceeds. We incurred approximately $0.6 million of expenses in connection with this offering transaction. The expenses have been treated as a reduction of the proceeds received from the offering and are presented on a net basis together with the proceeds from the offering in shareholders' equity in the Condensed Consolidated Statements of Changes in Equity.

Our accrued carried interest and incentive fee receivable by segment as of September 30, 2019 is set forth below (in thousands):

Accrued Carried Interest & Incentive Fee Receivable
Credit Group	$250,109
Private Equity Group	799,751
Real Estate Group	200,331
Total	$1,250,191

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

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by the Company's operating activities	$325,225	$471,053
Net cash used in the Consolidated Funds' operating activities	(2,005,309)	(2,194,267)
Net cash used in operating activities	(1,680,084)	(1,723,214)
Net cash used in the Company's investing activities	(12,073)	(14,437)
Net cash used in the Company's financing activities	(245,492)	(439,915)
Net cash provided by the Consolidated Funds' financing activities	1,996,160	2,172,917
Net cash provided by financing activities	1,750,668	1,733,002
Effect of exchange rate changes	(16,555)	7,912
Net change in cash and cash equivalents	$41,956	$3,263

Operating Activities
Net cash flows used in operating activities was $1.7 billion for both the nine months ended September 30, 2019 and September 30, 2018. Net cash flows provided by the Company's operating activities were $325.2 million for the nine months ended September 30, 2019 compared to $471.1 million for the nine months ended September 30, 2018. The cash provided by the Company's operating activities was lower in the current year period primarily due to the sale of $206.0 million of CLO securities in the prior year period following the removal of U.S. risk retention requirements related to open market CLO managers. This was partially offset by the increase in net income for the comparative periods.
Net cash used in the Consolidated Funds' operating activities was $2.0 billion for the nine months ended September 30, 2019 compared to $2.2 billion for the nine months ended September 30, 2018. Net cash used in the Consolidated Funds' operating activities were principally attributable to the consolidation of recently launched funds' investment purchases during the comparative periods, which correlates with the change in cash provided by financing activities.
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
Investing Activities
Our investing activities generally reflect cash used for certain acquisitions and purchases of fixed assets. Net cash used in the Company's investing activities was principally composed of furniture, fixtures, equipment and leasehold improvements purchased during the comparative periods to support the growth in our staffing levels and our expanding global presence.
Financing Activities
Net cash used in the Company's financing activities was $245.5 million for the nine months ended September 30, 2019 compared to $439.9 million for the nine months ended September 30, 2018. Net cash used in the Company's financing activities for the nine months ended September 30, 2019 was principally composed of $254.6 million of distributions to AOG unitholders and dividends to our Class A common stockholders and Series A Preferred stockholders, $235.0 million of net repayments on the Company's Credit Facility and $10.4 million of stock repurchases, offset by $206.7 million of net proceeds from our Class A common stock offering and $83.1 million of net cash proceeds from exercises of stock options.
Net cash used in the Company's financing activities for the nine months ended September 30, 2018 was principally composed of $247.2 million of distributions to AOG unitholders, common and preferred shareholders and $267.0 million of net repayments on the Company's debt facilities, offset by $105.3 million of net proceeds from our common share offering. The decrease in distributions and dividends was primarily due to a change in the timing of dividend payments to our Class A common stockholders to match the related income in the current quarter, as a result of our election to be treated as a corporation for U.S. federal income tax purposes. Dividends paid during the nine months ended September 30, 2019 were related to income for that period, while distributions paid during the nine months ended September 30, 2018 were related to income for the one year period ended September 30, 2018.
Net cash provided by Consolidated Funds' financing activities was $2.0 billion for the nine months ended September 30, 2019 compared to $2.2 billion for the nine months ended September 30, 2018. Net cash provided by Consolidated Funds' financing activities was principally attributable to the consolidation of newly launched funds for both comparative periods. Net borrowings of our Consolidated Funds was $1.9 billion for the nine months ended September 30, 2019 compared to net borrowings of $2.1 billion for the nine months ended September 30, 2018. Net contributions of our Consolidated Funds were $99.3 million and $24.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Capital Resources
The following table summarizes the Company's debt obligations ($ in thousands):

				As of September 30, 2019		December 31, 2018
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/21/2024	N/A	$—	N/A	$235,000	4.00%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,442	4.21%	245,952	4.21%
Total debt obligations				$246,442		$480,952

(1)
The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 21, 2019, the Company amended the Credit Facility to, among other things, extend the maturity date from February 2022 to March 2024 and to reduce borrowing costs on the drawn and undrawn amounts. As of September 30, 2019, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.15% per annum. There is a base rate and LIBOR floor of zero.

(2)
The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of September 30, 2019, we were in compliance with all covenants under our debt obligations.

We intend to use a portion of our available liquidity to pay cash dividends to our Series A Preferred stockholders and our Class A common stockholders on a quarterly basis in accordance with our dividend policies. Our ability to make cash dividends to the Series A Preferred stockholders and our Class A common stockholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors. We expect dividend payments for the remainder of the fiscal year to be consistent with dividends paid during the nine months ended September 30, 2019.

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiary and for our broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2019, we were required to maintain approximately $28.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management Corporation that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the tax receivable agreement (“TRA”) with the TRA recipients that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. As of September 30, 2019, the TRA liability balance was $24.9 million. In 2018, there were exchanges of approximately 13.1 million of AOG Units for shares of our Class A common stock. In connection with these conversions, we recognized deferred tax benefits of $25.2 million, which increased additional paid in capital by $3.8 million and our TRA liability by $21.4 million. An immaterial number of AOG Units were exchanged prior to 2018 and during the nine months ended September 30, 2019.
Series A Preferred Stock
As of September 30, 2019 and December 31, 2018, the Company had 12,400,000 shares of Series A Preferred Stock, $0.01 par value per share, designated as “7.00% Series A Preferred Stock” outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are paid quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at our option, in whole or in part, at any time on or after June 30, 2021, at a price of $25.00 per share.
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
Commitments and Contingencies
Capital Commitments
As of September 30, 2019 and December 31, 2018, we had aggregate unfunded commitments to invest in funds managed by us and to support certain strategic initiatives of $303.9 million and $267.6 million, respectively.
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has not been recorded in our condensed consolidated financial statements. As of September 30, 2019, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

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
Due in part to our investment performance and the fact that our performance income is generally determined on a liquidation basis, if the funds were liquidated at their fair values as of September 30, 2019 and December 31, 2018, there would have been $0.4 million of repayment obligations for both periods. There can be no assurance that we will not incur additional contingent repayment obligation in the future. If all of the existing investments were deemed worthless, the amount of cumulative revenues that have been recognized would be reversed. As of September 30, 2019 and December 31, 2018, had we assumed all existing investments were worthless, the amount of carried interest, net of tax, subject to contingent repayment would have been approximately $405.6 million and $469.0 million, respectively, of which approximately $301.2 million and $351.9 million, respectively, would be reimbursable to us by certain professionals who are the recipients of such carried interest. We believe that the possibility of all of the existing investments becoming worthless is remote.
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
There have been no material changes in our market risks for the nine months ended September 30, 2019. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2018, which is accessible on the SEC's website at sec.gov.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2019 and December 31, 2018, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.
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

Except as set forth below, all unregistered sales of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019	—	$—	—	$139,551
August 1, 2019 - August 31, 2019	—	—	—	139,551
September 1, 2019 - September 30, 2019	—	—	—	139,551
Total	—		—

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

AgriBriefing confirmed that each of the subscriptions commenced prior to the investment in AgriBriefing by the Ares Entities, and that it terminated these subscriptions in July 2019 and does not intend to engage in any further dealings or transactions with these customers.

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
10.1
Stock Purchase Agreement, dated July 9, 2019, between Aspida Holdco, LLC and GBIG Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File 001-36429) filed with the SEC on July 9, 2019).

10.2**	Second Amended and Restated Investment Advisory and Management Agreement, dated June 6, 2019, between Ares Capital Corporation and Ares Capital Management LLC
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
** Filed herewith

SIGNATURES

ARES MANAGEMENT CORPORATION

Dated: November 6, 2019	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co‑Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: November 6, 2019	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Chief Financial Officer & Chief Operating Officer (Principal Financial and Accounting Officer)