Form 10-K
period 2019-12-31
Ares Management Corp
filed 2020-02-28
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2019, based on the closing price on that date of $26.17 on the New York Stock Exchange, was approximately $1,980,043,921. As of February 21, 2020 there were 118,610,306 of the registrant’s shares of Class A common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 1 share of the registrant's Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this Annual Report on Form 10-K for the year ended December 31, 2019, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Unless the context suggests otherwise, references in this Annual Report on Form 10 K to (1) “Ares,” the "Company," “we,” “us” and “our” refer to our businesses, both before and after our conversion to a corporation. References in this Annual Report on Form 10-K to the “Ares Operating Group” refer to, collectively, Ares Holdings L.P. (“Ares Holdings”), Ares Offshore Holdings L.P. (“Ares Offshore”) and Ares Investments L.P. (“Ares Investments”). References in this Annual Report on Form 10-K to an “Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities. The use of any defined term in this report to mean more than one entities, persons, securities or other items collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “Ares,” “we” and “our” in this report to refer to Ares Management Corporation and its subsidiaries, each subsidiary of Ares Management Corporation is a standalone legal entity that is separate and distinct from Ares Management Corporation and any of its other subsidiaries. The use of any defined term in this report to mean more than one entities, persons, securities or other items collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “Ares,” “we” and “our” in this report to refer to Ares Management Corporation and its subsidiaries, each subsidiary of Ares Management Corporation is a standalone legal entity that is separate and distinct from Ares Management Corporation and any of its other subsidiaries.

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance income and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds in our Consolidated Statements of Operations.

In this Annual Report on Form 10-K, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “unconsolidated reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our reportable segments, we have an Operations Management Group (the “OMG”) that consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The OMG’s expenses are not allocated to our reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and our OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Notes to the Consolidated Financial Statements - Note 15. Segment Reporting.”

Glossary

When used in this report, unless the context otherwise requires:

•“ARCC Part I Fees” refers to a quarterly performance income on the net investment income of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”). Such fees from ARCC are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter;

•“ARCC Part II Fees” refers to fees that are paid in arrears as of the end of each calendar year when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of ARCC Part II Fees paid in all prior years since inception;

•“Ares”, “the Company”, “we”, “us” and “our” refer to (i) Ares Management Corporation and its subsidiaries following the Conversion and (ii) Ares Management, L.P. and its subsidiaries prior to the Conversion;

•“Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in each of the Ares Operating Group entities;

•“assets under management” or “AUM” refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). For our funds that are CLOs, our AUM is equal to initial principal amounts adjusted for paydowns;

•“available capital” (also referred to as “dry powder”) is comprised of uncalled committed capital and undrawn amounts under credit facilities and may include AUM that may be canceled or not otherwise available to invest;

•“CLOs” refers to “our funds” that are structured as collateralized loan obligations;

•“Conversion” refers to our conversion effective November 26, 2018 from a Delaware limited partnership named Ares Management, L.P. into a Delaware corporation named Ares Management Corporation;

•“Consolidated Funds” refers collectively to certain Ares-affiliated funds, related co-investment entities and certain CLOs that are required under GAAP to be consolidated in our consolidated financial statements;

•“Co-Founders” refers to Michael Arougheti, David Kaplan, John Kissick, Antony Ressler and Bennett Rosenthal;

•“Credit Facility” refers to the revolving credit facility of the Ares Operating Group;

•“effective management fee rate” represents the annualized fees divided by the average fee paying AUM for the period, excluding the impact of one-time catch-up fees;

•“fee paying AUM” or “FPAUM” refers to the AUM from which we directly earn management fees. Fee paying AUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees;

•“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes performance income, performance related compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our core operating performance;

•“GAAP” refers to accounting principles generally accepted in the United States of America;

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry, R. Kipp deVeer and Michael McFerran;

•“Incentive eligible AUM” or “IEAUM” refers to the AUM of our funds from which performance income may be generated, regardless of whether or not they are currently generating performance income. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive a performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IEAUM;

•“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, performance income. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when Part II Fees are being generated;

•“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us and also include ARCC Part I Fees that are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter;

•“net inflows of capital” refers to net new commitments during the period, including equity and debt commitments and gross inflows into our open-ended managed accounts and sub-advised accounts, as well as new debt and equity issuances by our publicly traded vehicles minus redemptions from our open-ended funds, managed accounts and sub-advised accounts;

•“net performance income” refers to performance income net of performance related compensation, which is the portion of the performance income earned from certain funds that is payable to our professionals;

•“our funds” refers to the funds, alternative asset companies, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group, and which are structured to pay fees. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC, and a registered investment adviser;

•“permanent capital” refers to capital of our funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law. Such funds currently consist of ARCC, Ares Commercial Real Estate Corporation (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (“ARDC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income;

•“performance income” refers to income we earn based on the performance of a fund, that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expense, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization;

•“SEC” refers to the Securities and Exchange Commission;

•“Senior Notes” or the "AFC Notes" refers to senior notes issued by a wholly owned subsidiary of Ares Holdings;

•"Series A Preferred Stock" refers to the preferred stock, $0.01 par value per share, of the Company designated as 7.00% Series A Preferred Stock; and

•“Term Loans” refers to term loans held by wholly owned subsidiaries of Ares Management LLC (“AM LLC”).

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

PART I.
Item 1.  Business
BUSINESS
Overview
Ares is a leading global alternative investment manager with $148.9 billion of assets under management and over 1,200 employees in over 20 offices in more than 10 countries. We offer our investors a range of investment strategies and seek to deliver attractive performance to an investor base that includes over 850 direct institutional relationships and a significant retail investor base across our publicly traded and sub-advised funds. Since our inception in 1997, we have adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its three distinct but complementary investment groups in Credit, Private Equity and Real Estate is a market leader based on assets under management and investment performance. We believe we create value for our stakeholders not only through our investment performance, but also by expanding our product offering, enhancing our distribution channels, increasing our global presence, investing in our non-investment functions, securing strategic partnerships and completing strategic acquisitions and portfolio purchases.

Our AUM has grown to $148.9 billion as of December 31, 2019 from $34.0 billion a decade earlier. As shown in the chart below, over the past five and ten years, our assets under management have achieved a compound annual growth rate (“CAGR”) of 13% and 16%, respectively ($ in billions):

We have an established track record of delivering strong risk-adjusted returns through market cycles. We believe our consistent and strong performance in a broad range of alternative assets has been shaped by several distinguishing features of our platform:
•Comprehensive Multi-Asset Class Expertise and Flexible Capital:  Our proficiency at evaluating every level of the capital structure, from senior debt to common equity, across companies, structured assets, infrastructure, power and energy assets, and real estate projects enables us to effectively assess relative value. This proficiency is complemented by our flexibility in deploying capital in a range of structures and different market environments to maximize risk-adjusted returns.

•Differentiated Market Intelligence:  Our proprietary research on approximately 60 industries and insights from a broad, global investment portfolio enable us to more effectively diligence and structure our products and investments.

•Consistent Investment Approach:  We believe our rigorous, credit-oriented investment approach across each of our investment groups is a key contributor to our strong investment performance and ability to expand our product offering.

•Robust Sourcing Model:  Our investment professionals’ local market presence and ability to effectively cross-source for other investment groups generates a robust pipeline of high-quality investment opportunities across our platform.

•Talented and Committed Professionals: We attract, develop and retain highly accomplished investment professionals who not only demonstrate deep and broad investment expertise but also have a strong sense of commitment to our firm.

•Collaborative Culture:  We share ideas, relationships and information across our investment groups, which enables us to more effectively source, evaluate and manage investments.

Integrated Investment Platform and Process

We operate our firm as an integrated investment platform with a collaborative culture that emphasizes sharing of knowledge and expertise. We believe the exchange of information enhances our ability to analyze investments, deploy capital and improve the performance of our funds and portfolio companies. We have established deep and sophisticated independent research capabilities in approximately 60 industries and insights from active investments in over 1,700 companies, over 625 alternative credit investments and over 290 properties. In order to better collaborate on the information insights we possess across our investment platform, we formed a Global Markets Committee that meets monthly to share investing activities and market insights across our investment groups and the impact these market trends are having on our global investment strategies. Our extensive network of investment professionals includes local and geographically positioned individuals with the knowledge, experience and relationships that enable them to identify and take advantage of a wide range of investment opportunities.
Our investment process leverages the power of the Ares platform and an extensive network of professionals across our investment areas to identify and source attractive risk adjusted return opportunities while emphasizing capital preservation. We utilize our collective market and company knowledge, proprietary internal industry and company research, third party information and financial modeling to drive fundamental credit analysis and investment selection. We are able to invest up and down a company’s capital structure, which we believe helps us capitalize on out-performance opportunities and assess relative value for a particular investment. The investment committees of our investment groups review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of each investment. We do not have a centralized investment committee and instead our investment committees are structured with overlapping membership from different investment groups to ensure consistency of approach and shared investment experience. In addition, each fund, account or other vehicle has investment policies and procedures that generally contain requirements and limitations, such as concentrations of securities, industries, and geographies in which a fund, account or other vehicle will invest, as well as other limitations required by law.
•Credit: Our experienced team takes a value-oriented approach and uses market technical analysis and fundamental research to identify investments that offer attractive value in comparison to the fundamental credit risk profile. We use our flexibility, structuring expertise and self-origination capabilities to invest across capital structures to best meet the full spectrum of our clients’ financing needs. Each investment decision involves an intensive due diligence process that includes research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions, as appropriate. Members of our investment committees average approximately 25 years of relevant middle-market lending, alternative credit and liquid credit experience.

•Private Equity: Our private equity professionals have a demonstrated ability to deploy flexible capital, which allows them to stay both active and disciplined in various market environments. At the center of our investment process is a systematic approach that emphasizes rigorous due diligence at the company and market level in addition to a risk-adjusted return value assessment. Our investment process is comprised of a five-part process: (1) generate robust pipeline, (2) perform initial screening, (3) conduct due diligence, (4) seek investment approval, and (5) use a systematic approach to value creation. Our Private Equity Group employs a “pull model” with portfolio management whereby a team can access the Ares network for any number of value-creating levers that have been identified.
•Real Estate: With our experienced team, along with our expansive network of relationships, our Real Estate Group invests in opportunities across both real estate equity and debt investing. Our Real Estate Group's equity investments focus on implementing hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. Our debt strategies leverage our Real Estate Group's diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation. Our Real Estate Group's activities are managed by dedicated equity and debt teams in the U.S. and Europe. Our investment process includes a rigorous analysis of property cash flows, local real estate fundamentals, demographics, industry, market and tenanting trends, among other criteria. By identifying key risks, appropriate pricing and structure is determined based on market, credit-worthiness of tenants or other deal-specific risks identified early in the process.
We also recognize the importance of considering environmental, social and governance (“ESG”) factors in our investment process and have adopted an ESG policy for the conduct of our business. We work collaboratively with our various underwriting, asset management, legal and compliance teams to appropriately integrate relevant ESG considerations into our investment process.
Breadth, Depth and Tenure of our Senior Management
Ares was built upon the fundamental principle that each of our distinct but complementary investment groups benefits from being part of our broader platform. We believe that our strong performance, consistent growth and high talent retention through economic cycles is due largely to the effective application of this principle across our broad organization of over 1,200 employees. The management of our operating businesses is currently overseen by our Executive Management Committee which typically meets weekly to discuss strategy and operational matters. The members of the Executive Management Committee are Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry, R. Kipp deVeer and Michael McFerran. We also have a Management Committee comprised of senior leadership from our investment, investor relations, marketing and business operations teams, which meets periodically to discuss our business, including investment and operating performance, fundraising, market conditions, strategic initiatives and other firm matters. Each of our investment groups is led by its own deep leadership team of highly accomplished investment professionals, who average approximately 25 years of experience managing investments in, advising, underwriting and restructuring companies. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Our senior professionals have the opportunity to participate in the incentive programs of multiple investment groups to reward collaboration across our investment activities. This collaboration takes place on a daily basis and is formally promoted through internal systems and widely attended weekly or monthly meetings.

2019 Highlights
Fundraising
In 2019, we raised $23.8 billion in gross new capital for more than 75 different funds. Of the $23.8 billion, $16.2 billion was raised directly from 151 institutional investors (100 existing and 51 new to Ares) and $7.6 billion was raised through intermediaries. The charts below summarize our gross new capital commitments by investment group and strategy ($ in billions):

Credit: $17.5	Private Equity $3.2	Real Estate: $3.1

U.S. Direct Lending	Syndicated Loans	Alternative Credit	Special Opportunities	Corporate Private Equity	Energy Opportunities	Real Estate Debt	European Real Estate Equity	U.S. Real Estate Equity
European Direct Lending	High Yield	Multi-Asset Credit

Capital Deployment
We took advantage of our diverse global platform to invest more than $27.4 billion (excluding permanent capital) globally in 2019 as shown in the following charts ($ in billions):

Credit $20.3	Private Equity: $4.6	Real Estate: $2.5

European Direct Lending	U.S. Direct Lending	Syndicated Loans	Corporate Private Equity	Special Opportunities	Infrastructure and Power	Real Estate Debt	U.S. Real Estate Equity	European Real Estate Equity
Alternative Credit	Multi-Asset Credit	High Yield	Energy Opportunities

Of the $27.4 billion invested, $21.5 billion was tied to our drawdown funds. Our capital deployment in drawdown funds comprised of the following ($ in billions):

Credit	Private Equity	Real Estate

Strategic Initiatives

On July 9, 2019, we expanded our existing insurance platform, Ares Insurance Solutions, through the launch of Aspida Financial (“Aspida”). Aspida entered into an agreement to acquire a Michigan-domiciled insurance company and its insurance operations. The insurance company is headquartered in North Carolina and has historically offered life insurance, annuities and reinsurance products and services. The transaction is expected to close during 2020, subject to regulatory approval and other closing conditions.

On January 21, 2020, we entered into a definitive agreement to acquire a controlling interest in SSG Capital Holdings Limited and its operating subsidiaries (collectively, “SSG”), a leading Asian alternative asset management firm. Headquartered in Hong Kong with offices across Asia, SSG manages private credit and special situations funds. Supported by a global, institutional investor base, we believe SSG is a widely recognized investment firm in Asia given its numerous industry distinctions and accolades for its lending and distressed activities. SSG is led by an experienced management team that has invested across various market cycles, transaction types and Asian countries, including India, Indonesia, China and Thailand. The transaction consideration will be primarily comprised of shares of our Class A common stock subject to a multi-year lock-up and includes a cash component. In certain circumstances, Ares may acquire full ownership of SSG pursuant to a contractual arrangement that may be initiated by Ares or the equity holders of SSG. The transaction is expected to close in the second or third quarter of 2020 and is subject to customary closing conditions, including regulatory approvals.

Investment Groups

Each of our investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team of senior professionals with extensive experience investing in, advising, underwriting and restructuring companies, power and energy assets, and real estate properties.

ARES

	CREDIT	PRIVATE EQUITY	REAL ESTATE
	A leading participant in the non-investment grade corporate credit markets	*One of the most consistent private equity managers in the U.S. with a growing international presence*	*A leading participant in the real estate equity markets and a growing direct lender*
Assets Under Management[(1)]	$110.5 billion	$25.2 billion	$13.2 billion
Investment Strategies	Direct Lending Liquid Credit Alternative Credit	Corporate Private Equity Special Opportunities Energy Opportunities Infrastructure and Power	Real Estate Debt Real Estate Equity
Investment Funds	150+ funds	20+ funds	40+ funds
Investment Personnel	275+ professionals	105+ professionals	80+ professionals
Local Market Presence	U.S. & Europe	U.S., Europe & China	U.S. & Europe
Current Portfolio	1,700+ companies	40+ companies 50+ power and energy infrastructure assets	290+ properties

1. As of December 31, 2019, AUM amounts include funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of Ares Capital Corporation and a registered investment adviser.

Credit Group

Our Credit Group is a leading manager of credit strategies across the non-investment grade credit universe, with $110.5 billion of AUM and over 150 funds as of December 31, 2019. The Credit Group provides solutions for investors seeking to access a range of credit assets, including liquid credit, alternative credit products and direct lending markets. The Credit

Group capitalizes on opportunities across traded and non-traded corporate, consumer and real estate debt across the U.S. and European markets. It additionally provides investors access to directly originated fixed and floating rate credit assets and with the ability to capitalize on illiquidity premiums across the credit spectrum.

The Credit Group offers the following credit strategies across the liquid and illiquid spectrum:

Liquid Credit: Our liquid credit investment solutions help investors access the syndicated loan and high yield bond markets, among other asset categories. We focus on capitalizing on opportunities across traded corporate credit. As of December 31, 2019, our liquid credit strategy team advised over 65 funds with $28.4 billion of AUM.

•Syndicated Loans: Our syndicated loans strategy delivers a diversified portfolio of liquid, traded non-investment grade secured loans to corporate issuers. We focus on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily target first lien secured debt, with a secondary focus on second lien loans, mezzanine loans, high yield bonds and unsecured loans.

•High Yield Bonds: Our high yield bonds strategy employs a value-driven philosophy, utilizing fundamental research to identify non-investment grade corporate issuers. We primarily seek a diversified portfolio of liquid, traded non-investment grade corporate bonds. This approach incorporates secured, unsecured and subordinated debt instruments of issuers in both North America and Europe.

•Multi-Asset Credit: Our multi-asset credit strategy combines both syndicated loans and high yield bonds, as well as other asset categories including structured credit, special situations and related credit instruments into a single portfolio. These portfolios are designed to offer investors a flexible solution to global credit investing by allowing us to tactically allocate between multiple asset classes in various market conditions. This strategy invests globally, can be highly customized, and is designed to “go anywhere” within the liquid, non-investment grade credit universe.

Alternative Credit: Our alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. As of December 31, 2019, our team managed $7.6 billion in AUM in over 15 private commingled funds and separately managed accounts ("SMAs") for a global investor base. Our alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, structural protections and cash flow velocity. Our investment approach is designed to capture and create value by focusing on investments with features that protect and preserve principal by leveraging our firm's platform insights to assess risk and relative value.

Direct Lending: Our direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets, with $74.5 billion of AUM and over 75 funds and investment vehicles as of December 31, 2019. Our direct lending strategy has a multi-channel origination strategy designed to address a broad set of investment opportunities in the middle market. We focus on being the lead or sole lender to our portfolio companies which we believe allows us to exert greater influence over deal terms, capital structure, documentation, fees and pricing, while securing our position as a preferred source of financing for our transaction partners. The group maintains a flexible investment strategy with the capability to invest in first lien senior secured loans (including "unitranche" loans which are loans that combine senior and mezzanine debt, generally in a first lien position), second lien senior secured loans, mezzanine debt and non-control equity co-investments in middle market companies and power generation projects. We manage various types of funds within our U.S. and European direct lending teams that include commingled funds, SMAs for large institutional investors seeking tailored investment solutions and joint venture lending programs.

U.S. Direct Lending: Our U.S. team is comprised of approximately 140 investment professionals in eight offices. Our team covers more than 600 financial sponsors and provides a wide range of financing solutions to middle-market companies that typically range from $10 to $250 million in earnings before interest, tax, depreciation and amortization (“EBITDA”). As of December 31, 2019, our U.S. direct lending team and its affiliates advised over 50 funds totaling $48.4 billion in AUM. Our U.S. team manages corporate lending activities primarily through our inaugural vehicle and publicly traded business development company, ARCC, as well as private commingled funds and SMAs. Primary areas of focus for our U.S. Direct Lending teams include:

•Ares Capital Corporation: ARCC is a leading specialty finance company that provides one-stop debt and equity financing solutions to U.S. middle market companies and power generation projects.

•U.S. Commingled Funds and Separate Accounts: Outside of ARCC, U.S. direct lending also generates fees from other funds, including: Ares Private Credit Solutions, which focuses on junior debt investments in upper middle-market companies; Ares Senior Direct Lending Fund, which focuses on first lien senior secured loans to quality North American middle market companies through a variety of vehicles; Ares Commercial Finance, which focuses on asset-based and cash flow loans to middle-market and specialty finance companies; and SMAs for large institutional investors. AUM from U.S. commingled funds and SMAs accounts totaled $23.9 billion as of December 31, 2019.

European Direct Lending:  Our European team is comprised of approximately 55 investment professionals in seven offices. Our team covers approximately 300 financial sponsors and is one of the most significant participants in the European middle-market. We provide a wide range of financing opportunities to middle-market companies that typically range from €10 to €100 million in EBITDA. As of December 31, 2019, our European direct lending team advised over 25 commingled funds and managed accounts totaling $26.1 billion in AUM.
The following charts present the Credit Group’s AUM and FPAUM as of December 31, 2019 by investment strategy ($ in billions):

AUM: $110.5	FPAUM: $71.9

U.S. Direct Lending	European Direct Lending	Syndicated Loans	Alternative Credit	High Yield	Multi-Asset Credit

Private Equity Group
Our Private Equity Group has achieved compelling investment returns for a loyal and growing group of high profile limited partners and, as of December 31, 2019, had $25.2 billion of AUM. Our Private Equity Group broadly categorizes its investment activities into four strategies: Corporate Private Equity, Infrastructure and Power, Special Opportunities and Energy Opportunities. Our private equity professionals have a demonstrated ability to deploy flexible capital, which allows them to stay both active and disciplined in various market environments. The group’s activities are managed by three dedicated investment teams in North America, Europe and China. The group manages flagship funds focused primarily on North America and, to a lesser extent, Europe, special opportunities funds, infrastructure and power funds and growth funds in China.

Corporate Private Equity:  Certain of our senior private equity professionals have been working together since 1990 and raised our first corporate private equity fund in 2003. Our team has grown to approximately 70 investment professionals based in Los Angeles, Chicago, London, Shanghai, and Hong Kong. In the U.S. and London, we pursue four principal transactions types: prudently leveraged control buyouts, growth equity, rescue/deleveraging capital and distressed buyouts/discounted debt accumulation. This flexible capital approach, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active in different markets and be highly selective in making investments across various market environments.

Infrastructure and Power: Our infrastructure and power team has approximately 15 investment professionals and takes a value-added approach that seeks cash-generating assets with strong downside protection and potential for capital appreciation throughout the climate infrastructure, natural gas generation, and energy transportation sectors. We utilize a broad origination strategy, flexible investment approach, and leverage industry relationships and the Ares platform to seek attractive risk-adjusted returns across the infrastructure and power industry. We believe our experience across the asset life cycle, flexible capital approach, and broad infrastructure expertise positions us well to take advantage of the transitioning infrastructure industry.

Special Opportunities:  Our special opportunities team has approximately 15 investment professionals and employs a flexible capital strategy to target non-control positions across a broad spectrum of stressed, distressed and opportunistic situations. We target businesses undergoing stress or transformational change that we believe present asymmetric risk/reward opportunities that offer strong downside protection and the potential for significant upside participation. We employ our deep credit expertise, proprietary research and robust sourcing model to capitalize on current market trends. This opportunistic approach allows us to invest in both private and public transaction types across a broad range of industries, asset classes and geographies.

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

The following charts present the Private Equity Group’s AUM and FPAUM as of December 31, 2019 by investment strategy ($ in billions):

AUM: $25.2	FPAUM: $17.0

Corporate Private Equity	Special Opportunities	Infrastructure and Power	Energy Opportunities

Real Estate Group

Our Real Estate Group manages comprehensive equity and debt strategies, with $13.2 billion of assets under management as of December 31, 2019. With our experienced team, along with our expansive network of relationships, our Real Estate Group capitalizes on opportunities across both real estate equity and debt investing. Our equity investments focus on implementing hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. Our debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation. The Real Estate Group has achieved significant scale in a short period of time through various acquisitions and successful fundraising efforts. Today, the group provides investors access to its capabilities through several vehicles: U.S. and European real estate equity commingled funds, real estate equity and real estate debt SMAs and a publicly traded commercial mortgage REIT, ACRE. The group’s activities are managed by dedicated equity and debt teams in the U.S. and Europe.
Real Estate Equity: Our real estate equity team, with approximately 55 investment professionals across ten offices, has extensive private equity experience in the United States and Europe. Our team primarily acquires and improves assets through renovations, repositioning and retenanting as well as selective developments in the United States and Western Europe. As of December 31, 2019, our real estate equity team advised over 35 investment vehicles totaling $8.4 billion in AUM. Primary areas of focus for our Real Estate Group equity teams include:
•Real Estate Equity Value-Add:  Our U.S. and European value-add funds focus on under-managed and under-funded assets, seeking to create value by buying assets at attractive valuations as well as through active asset management of income-producing properties, including multifamily, industrial, retail, office, hotel and industrial properties across the United States and Western Europe.

•Real Estate Equity Opportunistic:  Our U.S. and European opportunistic real estate funds capitalize on increased investor demand for developed and stabilized assets by focusing on manufacturing core assets through development, redevelopment and fixing distressed capital structures across all major property types including multifamily, hotel, office, retail and industrial properties across the United States and Europe.

Real Estate Debt:  Our real estate debt team of approximately 25 professionals directly originates and invests in a wide range of self-originated financing opportunities for middle-market owners and operators of U.S. commercial real estate. As of December 31, 2019, our real estate debt team advised four investment vehicles totaling $4.8 billion in AUM. In addition to managing private funds, our real estate debt team deploys capital through ACRE, primarily focused on directly originating, managing and servicing a diversified portfolio of commercial real estate debt-related investments.
The following charts present the Real Estate Group’s AUM and FPAUM as of December 31, 2019 by investment strategy ($ in billions):

AUM: $13.2	FPAUM: $8.0

Real Estate Debt	European Real Estate Equity	U.S. Real Estate Equity

Product Offering
To meet investors’ growing demand for alternative investments, we manage investments in an increasingly comprehensive range of funds across a spectrum of compelling and complementary strategies. We have demonstrated an ability to consistently generate attractive and differentiated investment returns across these investment strategies and through various market environments. We believe the breadth of our product offering, our expertise in various investment strategies and our proficiency in attracting and satisfying our growing institutional and retail client base has enabled and will continue to enable us to increase our AUM across each of our investment groups. Our fundraising efforts historically have been spread across investment strategies and have not been dependent on the success of any one strategy.
Investor Base and Fundraising

Our diverse investor base includes direct institutional relationships and a significant number of retail investors. Our high-quality institutional investor base includes corporate and public pension funds, insurance companies, sovereign wealth funds, banks, investment managers, endowments and foundations. We have grown the number of these relationships from approximately 600 in 2014 to over 850 in 2019.
As of December 31, 2019, $103.5 billion, or approximately 70% of our $148.9 billion of AUM, was attributable to our direct institutional relationships. As of December 31, 2019, our total AUM was divided by channel, and further our institutional direct AUM by client type and geographic origin as follows ($ in billions):

Institutional Direct	Public Entities and Related	Institutional Intermediaries	Pension	Bank/ Private Bank	Insurance	North America	Europe	Asia
			Sovereign Wealth Fund	Investment Manager	Other	Middle East	Australia	Other
Endowment

The following chart presents the AUM of investors committed to more than one of our funds as of December 31, 2019 compared to December 31, 2014 ($ in billions):
We believe that the AUM of multi-fund investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering. Their loyalty has facilitated the growth of our existing businesses and we believe improves our ability to raise new funds and successor funds in existing strategies in the future.
Institutional investors are demonstrating a growing interest in SMAs, which include contractual arrangements and single investor vehicles and funds, because these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional commingled funds. As of December 31, 2019, approximately $39.3 billion, or 38%, of our direct institutional AUM was managed through SMAs compared to $14.1 billion, or 32%, of our direct institutional AUM as of December 31, 2014.
Our publicly traded entities and their affiliates, including ARCC, ACRE and ARDC, account for approximately $19.5 billion of our AUM. We have over 550 institutional investors and over 200,000 retail investor accounts across our three publicly traded vehicles.
We believe that client relationships are fundamental to our business and that our performance across our investment groups coupled with our focus on client service has resulted in strong relationships with our investors. Our dedicated and extensive in-house strategy and relationship management teams, comprised of approximately 120 professionals located in North America, Europe, Asia and the Middle East, is dedicated to raising capital globally across all of our funds, servicing existing fund investors and tailoring offerings to meet their needs, developing products to complement our existing offerings, and deepening existing relationships to expand them across our platform. Our most recent efforts included a launching a strategic joint venture with Fidante Partners to expand our presence in Australia. Our senior relationship management team maintains an active and transparent dialogue with an expansive list of investors. This team is supported by product managers and investor relations professionals, with deep experience in each of our complementary investment groups, who are dedicated to servicing our existing and prospective investors.
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
Employees
Diversity is key to our firm’s open culture and long-term success. Ares offers a multitude of programs, training and resources to recruit and support an inclusive and diverse workforce and promote an environment that combines a wide range of experiences and perspectives. We recognize the important link between employee engagement and company performance and seek opportunities to solicit employee feedback. We also strive to foster a supportive environment that cultivates professional growth and development and encourages team members to continuously develop their skills. As of December 31, 2019, we had over 1,200 employees, comprised of over 450 professionals in our investment groups and over 750 operations management professionals, located in over 20 offices in more than 10 countries.

Organizational Structure

The simplified diagram below (which omits certain intermediate holding companies) depicts our legal organizational structure. Ownership information in the diagram below is presented as of December 31, 2019. Ares Management Corporation is a holding company and through subsidiaries is the general partner of each of the Ares Operating Group entities and operates and controls the business and affairs of the Ares Operating Group. Ares Management Corporation consolidates the financial results of the Ares Operating Group entities, their consolidated subsidiaries and certain consolidated funds.

(1)Assuming the full exchange of Ares Operating Group Units for shares of our Class A common stock, as of December 31, 2019, Ares Owners Holdings L.P. holds 63.97% and the public holds 36.03% of Ares Management Corporation.

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

Structure and Operation of our Funds
We conduct the management of our funds and other similar private vehicles primarily through organizing a partnership or limited liability structure in which entities organized by us accept commitments and/or funds for investment from institutional investors and other investors. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. Our Credit Group funds also include structured funds in which the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. The CLOs that we manage are structured investment vehicles that are generally private limited liability companies. Our drawdown funds are generally organized as limited partnerships or limited liability companies. However, there are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. We also advise a number of investors through SMA relationships structured as contractual arrangements or single investor vehicles. In the case of our SMAs that are not structured as single investor vehicles, the investor, rather than us, generally controls custody of the investments with respect to which we advise. Three of the vehicles that we manage are publicly traded corporations. The publicly traded corporations do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain RIC or REIT status). However, ACRE’s charter includes certain limitations relating to the ownership or purported transfer of its common stock in violation of the REIT ownership requirements.
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
Fee Structure
Management Fees
The investment adviser of each of our funds and certain SMAs generally receives an annual management fee based upon a percentage of the fund’s capital commitments, contributed capital, net assets value or invested capital during the investment period and the fund’s invested capital after the investment period, except for the investment advisers to certain of our SMAs, which receive an annual management fee that is based upon a percentage of invested capital, contributed capital or net asset value throughout the term of the fund or separately managed account.  We also may receive special fees, including commitment, arrangement, underwriting, agency, portfolio management, monitoring and other similar fees, some of which may be accelerated upon a sale of the underlying portfolio investment. In certain circumstances we are contractually required to offset certain amounts of such special fees against future management fees relating to the applicable fund. In addition, we may receive transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations.
The investment adviser of each of our CLOs typically receives annual management fees based on the gross aggregate collateral balance for CLOs, at par, adjusted for defaulted or discounted collateral. The management fees of CLOs accounted for approximately 3% of our total management fees on a consolidated basis and 7% on an unconsolidated basis for the year ended December 31, 2019.

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
We receive management fees in accordance with the investment advisory and management agreements we have with the publicly traded vehicles we manage. Base management fees we receive from ARCC are paid quarterly and proportionately increase or decrease based on ARCC’s total assets (reduced by cash and cash equivalents). ARCC Part I Fees are also generally paid quarterly and proportionately increase or decrease based on ARCC’s net investment income (before ARCC Part I Fees and ARCC Part II Fees (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Components of Consolidated Results of Operations—Revenues”)), subject to a fixed hurdle rate. We classify ARCC Part I Fees with management fees as they are predictable and recurring in nature, and not subject to contingent repayment. Management fees we receive from ARDC are generally paid monthly and proportionately increase or decrease based on the closed-end fund's total assets minus liabilities (other than liabilities relating to indebtedness). Management fees we receive from ACRE are generally paid quarterly based on ACRE’s stockholders’ equity. Our investment management agreements of our permanent capital vehicles must be reviewed or approved annually by their boards of directors (including a majority of its independent directors).
Performance Income
We may receive performance income from a majority of our funds and performance income may be either an incentive fee or a special allocation of income, which we refer to as a carried interest. Performance income is recorded when specified investment returns are achieved by the fund. We typically award certain of our professionals with participation in such performance income.
Incentive Fees
The general partners, managers or similar entities of certain of our funds or accounts receive performance-based fees. Such performance based fees are generally based on the net appreciation per annum of the applicable fund or account, subject to certain net loss carry-forward provisions, high-watermarks and/or a preferred returns. Such performance based fees may also be based on a fund or accounts cumulative net appreciation to date, in some cases subject to a high-watermark or a preferred return. Incentive fees are realized at the end of a measurement period, typically quarterly or annually. Realized incentive fees are generally higher during the second half of the year due to the nature of certain Credit Group funds that typically realize incentive fees at the end of the calendar year. Once realized, such performance based fees are generally are not subject to a contingent repayment obligation.

Incentive Fees from Publicly Traded Vehicles
We are entitled to receive incentive fees in accordance with the investment advisory and management agreements we have with ARCC and ACRE. We may receive ARCC Part II Fees, which are not paid unless ARCC achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation). Incentive fees we receive from ACRE are based on a percentage of the difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and an amount derived from the weighted average issue price per share of ACRE’s common stock in its public offerings multiplied by the weighted average number of shares of ACRE's common stock outstanding.

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
For most funds, the carried interest is subject to a preferred return ranging from 5% to 8%, subject in most cases to a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed carried interest exceeds the amounts to which the general partner is entitled. These repayment obligations may be related to amounts previously distributed to us and our senior professionals and are generally referred to as contingent repayment obligations.
Although a portion of any dividends paid by us may include carried interest received by us, we do not intend to seek fulfillment of any contingent repayment obligation by seeking to have holders of our Class A common stock return any portion of such dividends attributable to carried interest associated with any contingent repayment obligation. Contingent repayment obligations operate with respect to only a given fund’s net investment performance and carried interest of other funds are not netted for determining this contingent obligation. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, and our professionals who receive carried interest have guaranteed repayment of such contingent obligation, the governing agreements of our funds generally provide that, if a recipient does not fund his or her respective share, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations.

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
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors-Risks Related to Our Businesses-Extensive regulation affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations,” “-Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses,” and “-Regulatory changes in jurisdictions outside the United States could adversely affect our businesses,” “-We are subject to risks related to corporate social responsibility,” and “-Regulations governing ARCC’s operation as a business development company affects its ability to raise, and the way in which it raises, additional capital.”
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify their understanding of and compliance with key global Ares policies, procedures and code of ethics. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for monitoring all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation, which expands data protection rules for individuals within the European Union (the “EU”) and for personal data exported outside the EU, and the California Consumer Privacy Act, which creates new rights and obligations related to personal data of residents (and households) in California. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions, as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.

United States
The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. The Financial Industry Regulatory Authority (“FINRA”) and the SEC oversee the activities of our wholly owned subsidiary Ares Investor Services LLC ("AIS"), as a registered broker-dealer. In connection with certain investments made by funds in our Private Equity Group, certain of our subsidiaries and funds are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.
Additionally, the SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of investment management firms. See "Item 1A. Risk Factors-Risks Related to Our Businesses-Extensive regulation affects our activities and creates potential for significant liabilities and penalties that could adversely affect our businesses and results of operations."
Funds and Portfolio Companies of our Funds

All of our funds are advised by SEC registered investment advisers (or wholly owned subsidiaries thereof). Registered investment advisers are subject to more stringent requirements and regulations under the Investment Advisers Act than unregistered investment advisers. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions. In addition, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and a significant amount of attention and time to be spent by our personnel.

Further, the SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.

ARCC is a registered investment company that has elected to be treated as a business development company under the Investment Company Act. ARDC and certain other funds are registered investment companies under the Investment Company Act. Each of the registered investment companies has elected, for U.S. federal tax purposes, to be treated as a regulated investment company ("RIC") under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). To maintain its RIC status under the Code, a RIC must timely distribute an amount equal to at least 90% of its investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to its stockholders. In addition, a RIC generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless it distributes in a timely manner an amount at least equal to the sum of (i) 98% of its ordinary income recognized during a calendar year and (ii) 98.2% of its capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which a RIC pays excise tax is generally distributed to its stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, a RIC may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. In addition, as a business development company, ARCC must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of ARCC’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” ARCC is also generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s asset coverage, as calculated pursuant to the Investment Company Act, equals less than 150% after such incurrence.

ACRE has elected and qualified to be taxed as a real estate investment trust, or REIT, under the Code. To maintain its qualification as a REIT, ACRE must distribute at least 90% of its taxable income to its stockholders and meet, on a continuing basis, certain other complex requirements under the Code.

AIS, our wholly owned subsidiary, is registered as a broker-dealer with the SEC, which maintains licenses in many states, and is a member of FINRA. As a broker-dealer, this subsidiary is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to our subsidiary in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, AIS is, however, subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. See "Item 1A. Risk Factors-Risks Related to Our Businesses-Political and regulatory conditions, including the effects of negative publicity surrounding the financial industry in general and proposed legislation, could adversely affect our businesses or cause a material increase in our tax liability."

Other Jurisdictions
Certain of our subsidiaries operate outside the United States. In Luxembourg, Ares Management Luxembourg (“AM Lux”) is subject to authorization and regulation by the Commission de Surveillance du Secteur Financier (“CSSF”). In the United Kingdom (the “U.K.”), Ares Management Limited (“AML”) and Ares Management UK Limited (“AMUKL”) are subject to regulation and authorization by the U.K. Financial Conduct Authority (“the FCA”). Ares European Loan Management LLP (“AELM”), which procures certain services from Ares Management Limited, is also subject to regulation by the FCA.
AM Lux, AML, AMUKL and AELM (the “European Entities”) all operate within European legislative frameworks, which include legislation that is both directly applicable to the European Entities and legislation that must be implemented by European member states at a national level. When implementing European measures at a national level, member states often have some degree of discretion as to the manner of implementation, and as a result the rules in some areas are not harmonized across the European Economic Area (the "EEA”). In addition, member states may have their own national laws and rules governing the operation of firms in the financial sector which are unrelated to any European legislative initiative. In some circumstances other Ares entities are or become subject to EU laws or the law of European member states, including with respect to marketing our funds to investors in the EEA.
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
The U.K. exited the EU on January 31, 2020. The withdrawal agreement between the U.K. and the EU provides for a transitional period up to December 31, 2020 at the earliest, during which the terms of the U.K.'s future relationship with the EU are expected to be negotiated. EEA passporting rights remain available to the relevant U.K. entities during the transitional period. However, there remains considerable uncertainty as to the duration of the transitional period, and the terms of the U.K.’s future relationship in the EU, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated Entities could be adversely affected by Brexit. Despite the U.K.’s departure, new and existing EU legislation is expected to continue to impact our business in the U.K .(whether because its effect is preserved in the U.K. as a matter of domestic policy or because the U.K. adopts new EU legislative initiatives either under the terms of the withdrawal agreement or, potentially, under the terms of a future trade agreement) and other EEA member states where we have operations. The U.K.'s departure has the potential to change the legislative and regulatory frameworks within which AML, AMUKL and AELM operate, which could adversely affect our businesses or cause a material increase in our tax liability.

Competition

The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry and asset basis.
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
Our website address is http://www.aresmgmt.com. Information on our website is not a part of this report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Investor Resources” section of our website and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.

Item 1A.  Risk Factors
Summary of Risks
Our businesses are subject to a number of inherent risks. We believe that the primary risks affecting our businesses and an investment in our shares are:
•a complex regulatory and tax environment involving rules and regulations (both domestic and foreign), some of which are outdated relative to today’s complex financial activities and some of which are subject to political influence, which could restrict or require us to adjust our operations or the operations of our funds or portfolio companies and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities;
•poor performance by our funds due to market conditions, political actions or environments, monetary and fiscal policy or other conditions beyond our control;
•the reputational harm that we would experience as a result of inappropriately addressing conflicts of interest, poor performance by the investments we manage or the actual or alleged failure by us, our employees, our funds or our portfolio companies to comply with applicable regulations in an increasingly complex political and regulatory environment;
•potential variability in our period to period earnings due primarily to mark-to-market valuations of our funds’ investments. As a result of this variability, the market price of shares of our Class A common stock may be volatile and subject to fluctuations; the increasing demands of the investing community, including the potential for fee compression and changes to other terms, which could materially adversely affect our revenues; and
•an investment in our Class A common stock is not an investment in our underlying funds. Moreover, valuation methodologies for certain assets can be subject to significant subjectivity, and the values of assets may never be realized.
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
Our businesses are materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics. In particular, the recent outbreak of COVID-19 could materially affect our business to the extent it materially affects the Chinese and global economies or global financial markets. These factors are outside of our control and may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. For example, the June 2016 referendum in the U.K. in favor of exiting the EU and subsequent ongoing uncertainty regarding the terms of the exit, hostilities in the Middle East region, recent U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, and concerns over increasing interest rates (particularly short-term rates) and uncertainty regarding the long-term effects of tax reform in the United States, have precipitated market volatility. More recently, market uncertainty and volatility have been magnified as a result of the upcoming 2020 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as rising trade tensions between the United States and China and hostilities between the United States and Iran. Any escalation of such tensions and hostilities would likely exacerbate these dynamics.
In addition, numerous structural dynamics and persistent market trends have exacerbated volatility generally. Concerns over significant declines in the commodities markets, sluggish economic expansion in non-U.S. economies, including continued

concerns over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures all highlight the fact that economic conditions remain unpredictable and volatile. As a result, growth of major global economies generally slowed in 2019, and there is a high risk of significant ongoing volatility. Trade tensions between the U.S. and China continued to escalate in 2019. Further escalation of trade tensions between the U.S. and China, or the countries’ inability to reach a timely trade agreement, may negatively impact the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, although the Federal Reserve has recently lowered the federal funds rate following a period of numerous increases, changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Furthermore, some of the provisions under the 2017 tax law amendments in the United States, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) could have a negative impact on the cost of financing and dampen the attractiveness of credit. Moreover, while conditions in the U.S. economy have generally improved since the credit crisis, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Since credit represents a significant portion of our business and ongoing strategy, any of the foregoing could have a material adverse impact on our business prospects and financial condition.
These and other conditions in the global financial markets and the global economy have resulted in, and may continue to result in, adverse consequences for us and many of our funds, each of which could adversely affect the business of such funds, restrict such funds’ investment activities, impede such funds’ ability to effectively achieve their investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing:
•decreases in the market value of securities, debt instruments or investments held by some of our funds;
•illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our funds’ investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate performance or other income;
•our assets under management to decrease, thereby lowering a portion of our management fees payable by our funds to the extent they are based on market values; and
•increases in costs or reduced availability of financial instruments that finance our funds.
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
Political and regulatory conditions, including the effects of negative publicity surrounding the financial industry in general and proposed legislation, could adversely affect our businesses.
        As a result of market disruptions and highly publicized financial scandals in recent years, regulators and investors have exhibited concerns over the integrity of the U.S. financial markets, and the businesses in which we operate both in the United States and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC, FINRA or other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

        In June 2019, the SEC adopted a rule, effective as of September 10, 2019, that requires a broker-dealer, or a natural person who is an associated person of a broker-dealer, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer. The term "retail customer" is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The "best interest" standard would be satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. While the rule has been challenged by litigation, and full implementation is not expected to begin until June 2020, we expect that compliance with the rule will impose additional costs to us, in particular with respect to our product offerings and investment platforms that include retail investors.
In July 2019, proposed legislation entitled the “Stop Wall Street Looting Act” was introduced into the U.S. Congress by sponsors including Senator Elizabeth Warren. The bill contains a number of provisions that, if they were to become law, would adversely impact alternative asset management firms. Among other things, the bill would: (1) subject private funds and certain holders of economic interests therein to joint and several liability for all liabilities of portfolio companies; (2) require private funds to offer identical terms and benefits to all limited partners; (3) require disclosure of names of each limited partner invested in a private fund, as well as sensitive fund and portfolio company-level information; (4) impose a limitation on the deductibility of interest expense only applicable to companies owned by private funds; (5) modify settled bankruptcy law to target transactions by private equity funds; (6) increase tax rates on carried interest; and (7) prohibit portfolio companies from paying dividends or repurchasing their shares during the first two years following the acquisition of the portfolio company. If the proposed bill, or other similar legislation, were to become law, it could adversely affect us, our portfolio companies and our fund investors.
Over the course of 2019 and continuing into 2020 there has been an increasing level of public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments and income generated from such investments. We anticipate that such active debate and media coverage will continue to increase in connection with the 2020 U.S. election cycle as financial proposals are put forth by potential U.S. presidential and Congressional candidates.
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities may adversely affect our effective tax rate, tax liability and financial condition and results.
Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.
In addition, tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, the Tax Cuts and Jobs Act, which was enacted in December 2017 and amended various aspects of U.S. federal income tax legislation, has resulted in various changes to U.S. tax laws, including meaningful reduction to the U.S. federal corporate income tax rate and a partial limitation on the deductibility of business interest expense, which could have a material effect on our business operations and our funds' investment activities. These and other changes from the Tax Cuts and Jobs Act, including the changes to the carryback and carryforward of net operating losses, U.S. taxation on earnings from international business operations and certain modifications to the Section 162(m) of the Code, could also have a significant effect on the business of our portfolio companies. In December 2019, the U.S. Internal Revenue Service (the “IRS”) released proposed regulations under Section 162(m), which addressed changes made by the Tax Cuts and Jobs Act and, among other things, extended the coverage of Section 162(m) to include compensation paid by a partnership for services performed for it by a covered employee of a corporation that is a partner in the partnership. The proposed regulations, if they become effective in their current form, may reduce the amount of tax deductions available to us. Additionally, foreign and state and local governments may enact tax laws in response to the Tax Cuts and Jobs Act that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations. We cannot predict how changes in law (like a change in corporate income tax rate), regulations, technical corrections or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business or the business of our portfolio companies.

Her Majesty’s Treasury (“HM Treasury”), the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have maintained a focus on issues related to the taxation of businesses, including multinational entities.
In the United Kingdom, the U.K. Criminal Finances Act 2017 created two separate corporate criminal offenses: failure to prevent facilitation of U.K. tax evasion and failure to prevent facilitation of overseas tax evasion. The scope of the law and guidance is extremely wide and could have an impact on Ares’ global businesses. Liability can be mitigated where the relevant business has in place reasonable prevention procedures. Separately, the United Kingdom has implemented transparency legislation that requires many large businesses to publish their U.K. tax strategies on their websites. As part of the publication requirement, organizations must disclose information on tax risk management and governance, tax planning, tax risk appetite and their approach to dealing with Her Majesty’s Revenue and Customs. Our U.K. tax policy statement is published on our website. These developments show that the United Kingdom is seeking to bring tax matters further into the public domain. As a result, tax matters may pose an increased reputational risk to our business. The OECD has been actively working towards exchange of information on a global scale and in 2014 published a global Common Reporting Standard for the automatic exchange of financial account information in tax matters (the “CRS”), which many countries have now implemented. With effect from January 1, 2016, a new mandatory automatic exchange of information regime was implemented under EU Council Directive 2011/16/EU on administrative co-operation in the field of taxation (as amended, the “Directive on Administrative Co-operation” or the “DAC”). The DAC, which effectively implements the CRS, requires governments to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. The DAC does not impose withholding taxes. The EU has also signed separate automatic exchange of information agreements with certain non-EU countries, under which the EU and the relevant jurisdiction will automatically exchange information on the financial accounts of each other’s residents. The DAC has also more recently been amended, with effect from June 25, 2018, to require “intermediaries” (as defined), and in some cases taxpayers, to report information to EU tax authorities about cross-border arrangements that contain certain prescribed hallmarks. A tax authority receiving such a report must automatically exchange that information with tax authorities in other EU member states. Investors in our funds will be required (i) to consent to the taking of any action (including any disclosure) in connection with FATCA, the CRS, the DAC and/or any local law relating to, implementing or having similar effect to any of these regimes to enable disclosures to be made by any relevant persons and/or to enable our funds or any person to receive payments free of any withholding, deduction or retention for or on account of any tax and (ii) to agree to provide the AIFM and/or the general partner with all such information and documents as they shall require in relation to FATCA, the CRS, the DAC and/or any law relating to, implementing or having similar effect to any of these regimes in any relevant jurisdiction. Our funds may need to comply with the aforementioned exchange of information requirements as they progress and develop; in particular, Ares and/or Ares’ funds may be required to disclose to any governmental or tax authorities any information provided to them and such information may be transferred from such governmental or tax authority to other governmental or tax authorities in another jurisdiction. This will likely create additional costs and administrative burdens and penalties could be imposed for failure to adequately provide such disclosure in a timely manner.
Pursuant to the OECD’s Base Erosion and Profit Shifting (“BEPS”) Project, individual jurisdictions are beginning to introduce domestic legislation implementing certain of the BEPS actions. Several of the areas of tax law (including double taxation treaties) on which the BEPS Project is focusing are relevant to the ability of our funds to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to partners and, depending on the extent to and manner in which relevant jurisdictions implement changes in such areas of tax law (including double taxation treaties), the ability of our funds to do these things may be adversely impacted. Changes in tax laws as a result of the BEPS Project may, for example, result in: (a) the restriction or loss of existing access by partners in our funds or their subsidiaries to tax relief under applicable double taxation treaties or EU directives, such as the EU Interest and Royalties Directive; (b) restrictions on permitted levels of deductibility of expenses (such as interest) for tax purposes; or (c) an increased risk of activity undertaken in a jurisdiction constituting a permanent establishment of our funds and/or any of their subsidiaries.
Many of the jurisdictions in which our funds will make investments indicated in June 2017 that they would implement the OECD’s draft Multilateral Instrument (“MLI”) which will bring into force a number relevant changes to double tax treaties. The MLI is intended to facilitate the speedy introduction by participating states of double tax treaty-related BEPS recommendations. There remains significant uncertainty as to whether and, if so, to what extent our funds or their subsidiaries may benefit from the protections afforded by such treaties and whether our funds may look to their partners in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years.
In July 2016, the EU adopted the EU adopted the Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as “ATAD I”), which directly implements some of the BEPS Project actions points within EU law. EU member states had until December 31, 2018 to transpose ATAD I into their domestic laws (except for the provisions on exit taxation, which had to be transposed by December 31, 2019). On May 29, 2017, the Council of the EU formally adopted the Council Directive amending Directive (EU) 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”), which came into force in member states on January 1, 2020 (subject to relevant derogations) and which contains a set of anti-hybrid rules.
ATAD II was implemented into Luxembourg domestic law by way of a law dated December 20, 2019. The anti-hybrid rules apply for fiscal years starting on or after January 1, 2020, except for the rules governing reverse hybrid mismatches which should be applicable only as of January 1, 2022. ATAD II covers inter alia hybrid mismatches and imported hybrid mismatches resulting from the different characterization of a financial instrument or an entity leading to situations of deduction without inclusion or double deduction. For hybrid mismatches resulting in a situation of deduction without inclusion, the primary rule is that the member state of the payor shall deny such deduction. For hybrid mismatches resulting in a situation of double deduction, a deduction shall only be given to the member state where the payment has its source. However, if, the jurisdiction of the payee does not deny the deduction, the secondary rule would oblige the jurisdiction of the payor to deny the deduction at the level of the payor.
If the ATAD II anti-hybrid rules apply, they can act to deny (to a greater or lesser extent) deductibility in Luxembourg corporate entities of interest/expenses. However, these anti-hybrid rules only apply to arrangements (i) between associated enterprises or (ii) that constitute “structured arrangements”. In the context of hybrid mismatches resulting from the different characterization of a financial instrument, an entity will need to hold a direct or indirect interest of 25% or more of the voting rights, capital interests or rights to share a profit to be considered an associated enterprise. The 25% requirement is replaced by a 50% requirement if the hybrid mismatch results from a different characterization of an entity (i.e. a hybrid entity). With respect to the computation of this 25% or 50% threshold requirement, ATAD II makes reference to the OECD concept of “persons acting together”, as it is specifically mentioned that for purposes of the anti-hybrid rules under ATAD II, “a person who acts together with another person in respect of the voting rights or capital ownership of an entity shall be treated as holding a participation in all of the voting rights or capital ownership of that entity that are held by the other person”. However, the Luxembourg law implementing ATAD II, which came into effect on January 1, 2020, provides that an investor in an investment fund who holds directly or indirectly less than 10% of the interest in the investment fund and who is entitled to receive less than 10% of the fund’s profits is presumed not to act together with the other investors in the same investment fund (since the investors have in principle no effective control over the investments realized by the fund), unless proved otherwise (the de minimis rule). As a consequence of this rebuttable presumption, any investor holding less than 10% in an investment fund should not be regarded as an “associated enterprise” of the fund and of any underlying Luxembourg entities. Any investor holding more than 10% will only be regarded as an “associated enterprise” if it meets the requisite threshold in its own right, or it can be demonstrated that it is acting together with other investors, which would cause it to be deemed to reach the requisite threshold. Our funds have sought their own tax advice in relation to these proposed new rules and their potential impact on future investments.
The impacts of ATAD II on interest and other finance costs in the context of European investments are jurisdiction specific and will be examined on an investment-by-investment basis.

Further to the BEPS Project, and in particular BEPS Action 1 (“Addressing the Tax Challenges of the Digital Economy”), the OECD published a Report on May 31, 2019 entitled “Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalisation of the Economy” (as updated on January 31, 2020 by the “Statement by the OECD/G20 Inclusive Framework on BEPS on the Two-Pillar Approach to Address the Tax Challenges Arising from the Digitalisation of the Economy”), which proposes fundamental changes to the international tax system. The proposals (commonly now also referred to as “BEPS 2.0”) are based on two “pillars”, involving the reallocation of taxing rights (Pillar One) and additional global anti-base erosion rules (Pillar Two). The OECD aims to reach a consensual solution on the new international tax rules during 2020, with a final report expected by the end of 2020. BEPS 2.0 is still in its early stages, and there currently remains uncertainty as to how consensus will be reached and how and when its principles will be implemented by participating countries. Depending on the outcome of BEPS 2.0, effective tax rates could increase within Ares’ structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently. This could adversely affect the returns of investors in our funds.

The Netherlands continued to provide additional updates to its withholding tax on dividends. Following EU case law, three safe harbor rules currently embedded in domestic anti-abuse rules as part of the Dividend Withholding Tax Act and the Corporate Income Tax Act will no longer function as a safe harbor rule. In addition, the Dutch political party “GroenLinks” has indicated they will issue a legislative proposal to amend the Dividend Withholding Tax Act. Currently, there is no draft bill, nor is it indicated when the draft bill will be presented to parliament. If the bill is accepted, the date of entry into force would be subject to discussion. We are evaluating the impact of this change which could result in additional withholding on certain payments for us and our investment funds.

Furthermore, the IRS has issued proposed regulations implementing the anti-hybrid provisions and recently finalized proposed regulations and issued new proposed regulations under the “base erosion and anti-abuse tax” (“BEAT”) provisions that were enacted as part of the Tax Cuts and Jobs Act. Whether any of the proposed regulations will be enacted by the United States or any foreign jurisdiction and in what form is unknown, as are the ultimate consequences of any such proposed regulations. See “-Risks Related to Taxation.”
Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
        Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may downsize their investment allocations to alternative asset managers to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. Further, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Poor performance of our funds, or regulatory or tax constraints, could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, which affects our ability to raise capital for existing and future funds. If economic and market conditions deteriorate or continue to be so volatile, it could cause investors to delay making new commitments to investment funds and/or we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. With several large buyout funds in the market, a decrease in the amount an investor commits to our funds could have an impact on the ultimate size of the fund and amount of management fees we generate. We may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and our prospects for future growth. This may be particularly impactful for our larger flagship funds. There remains significant uncertainty as to whether and, if so, to what extent our funds or their subsidiaries may benefit from the protections afforded by such treaties and whether our funds may look to their investors (and their treaty status) to derive tax treaty benefits. This position is likely to remain uncertain for a number of years. In addition, certain investors have implemented or may implement restrictions against investing in certain types of asset classes, such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes. If we were unable to successfully raise capital, our revenue and cash flow would be reduced, and our financial condition would be adversely affected. Furthermore, while our senior professionals have committed substantial capital to our funds, commitments from new investors may depend on the commitments made by our senior professionals to new funds and there can be no assurance that there will be further commitments to our funds, and any future investments by them in our funds or other alternative investment categories will likely depend on the performance of our funds, the performance of their overall investment portfolios and other investment opportunities available to them.
We depend on the members of the Executive Management Committee, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
        We depend on the diligence, skill, judgment, business contacts and personal reputations of the members of the Executive Management Committee, senior professionals and other key personnel. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities, limit our ability to raise capital from certain existing investors or result in the loss of certain existing investors.
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
        We anticipate that it will be necessary for us to add investment professionals both to grow our businesses and to replace those who depart. However, the market for qualified investment professionals is extremely competitive, both in the

United States and internationally, and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. Furthermore, under the Tax Cuts and Jobs Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain. The longer holding period requirement may result in some or all of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. Although most proposals regarding the taxation of carried interest still require gain realization before applying ordinary income rates, legislation has been introduced that would assume a deemed annual return on carried interest and tax that amount annually, with a true-up once the assets are sold. In addition, following the Tax Cuts and Jobs Act, the tax treatment of carried interest may continue to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on carried interest. Similarly, there have been changes in the United Kingdom with respect to the taxation of carried interest, including the treatment of certain carried interest returns as income, which became effective from April 6, 2016. Other jurisdictions that Ares has investments in could clarify or modify their treatment of carried interest. In addition, there have been proposed laws and regulations that sought to regulate the compensation of certain of our employees. All of these changes may materially increase the amount of taxes that our employees and other key personnel would be required to pay and as a result may impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions or may require us in certain circumstances to consider alternative or modified incentive arrangements for such employees or key personnel. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our performance income that we grant to our investment professionals. In the year ended December 31, 2019, we incurred equity compensation expenses of $97.7 million, and we expect these costs to continue to increase in the future as we increase the use of equity compensation awards to attract, retain and compensate employees.
Our future growth depends on our ability to effectively attract, retain and develop human capital in a highly competitive talent market.
The success of our business will continue to depend upon our key personnel. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition and the reduced ability to attract talent could impair our ability to implement our growth strategy and maintain our standards of excellence. Our future success will depend upon our ability to find, attract, retain and motivate highly-skilled and highly-qualified individuals. We seek to offer our personnel meaningful professional development opportunities and programs such as employee engagement, training and development opportunities and periodic review processes. We also seek to provide our personnel with competitive benefits and compensation packages. However, these efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our growth.
Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our businesses.
        As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund may give rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to trade in the securities of such company. Further, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as differences with respect to available capital, the size of a fund, minimum investment amounts and remaining life of a fund, differences in investment objectives or current investment strategies, such as objectives or strategies, differences in risk profile at the time an opportunity becomes available, the potential transaction and other costs of allocating an opportunity among various funds, potential conflicts of interest, including whether multiple funds have an existing investment in the security in question or the issuer of such security, the nature of the security or the transaction including the size of investment opportunity, minimum investment amounts and the source of the opportunity, current and anticipated market and general economic conditions, existing positions in an issuer/security, prior positions in an issuer/security and other considerations deemed relevant to us. We may also cause different Private Equity Group funds to invest in a single portfolio company, for example, where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we advise to purchase different classes of securities in the same portfolio company. For example, in the normal course of business our Credit Group funds acquire debt positions in companies in which our Private Equity Group funds own common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns. In addition, funds in one group could be restricted from selling their positions in such companies for extended periods because investment professionals in another group sit on the boards of such companies or because another part of the firm has received private information. Certain funds in different groups may invest alongside each other in the same security. ARCC and other business development companies and registered closed-end management investment companies managed by a subsidiary of us are permitted to co-invest in portfolio companies with each other and with affiliated investment funds pursuant to an SEC order (the “Co-investment Exemptive Order”). The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-investment Exemptive Order. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies.
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
        Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other investment funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors) and there is a risk that such investment fund or investor (or the SEC) may challenge our treatment of such conflict, which could impose costs on our business and expose us to potential liability.
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
        Numerous factors increase our competitive risks, including, but not limited to:
•a number of our competitors in some of our businesses have greater financial, technical, marketing and other resources and more personnel than we do;
•some of our funds may not perform as well as competitors’ funds or other available investment products;
•several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our funds, particularly our funds that directly use leverage or rely on debt financing of their portfolio investments to generate superior investment returns;
•some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make;
•some of our competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less compliance expense than we do;
•some of our competitors may not have the same types of conflicts of interest as we do;
•some of our competitors may have more flexibility than us in raising certain types of funds under the investment management contracts they have negotiated with their investors;
•some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;
•our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;
•our competitors have instituted or may institute low cost high speed financial applications and services based on artificial intelligence and new competitors may enter the asset management space using new investment platforms based on artificial intelligence; and
•other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.
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
We derive revenues primarily from:
•management fees, which are based generally on the amount of capital committed to or invested by our funds;
•performance income, which are based on the performance of our funds; and
•returns on investments of our own capital in the funds we sponsor and manage.

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
        The management fees we receive from ARCC (including fees attributable to ARCC Part I Fees) comprise a significant percentage of our management fees. The investment advisory agreement we have with ARCC categorizes the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on ARCC’s total assets (excluding cash and cash equivalents), (b) fees based on ARCC’s net investment income (before ARCC Part I Fees and ARCC Part II Fees), which are paid quarterly (“ARCC Part I Fees”) and (c) fees based on ARCC’s net capital gains, which are paid annually (“ARCC Part II Fees”). We classify the ARCC Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If ARCC’s total assets or its net investment income (before ARCC Part I Fees and ARCC Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from ARCC, including the base management fee and the ARCC Part I Fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because the ARCC Part II Fees are not paid unless ARCC achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation), ARCC’s Part II

Fees payable to us are variable and not predictable. In addition, ARCC Part I Fees and ARCC Part II Fees may be subject to cash payment deferral if certain return hurdles are not met, which could have an adverse effect on our cash flows. We may also, from time to time, waive or voluntarily defer any fees payable by ARCC in connection with strategic transactions.
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
        Our assets under management have grown significantly in the past, and we are pursuing further growth in the near future, both organic and through acquisitions. Our rapid growth has placed, and planned growth, if successful, will continue to place significant demands on our legal, accounting and operational infrastructure and has increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management has grown, but of the growth in the variety and complexity of, as well as the differences in strategy between, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments.
        Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:
•maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;
•providing current and future investors with accurate and consistent reporting;
•implementing new or updated information and financial systems and procedures; and
•training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.
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
        Attempts to expand our businesses involve a number of special risks, including some or all of the following:
•the required investment of capital and other resources;
•the diversion of management’s attention from our core businesses;
•the assumption of liabilities in any acquired business;
•the disruption of our ongoing businesses;
•entry into markets or lines of business in which we may have limited or no experience;
•increasing demands on our operational and management systems and controls;
•compliance with or applicability to our business or our portfolio companies of regulations and laws, including, in particular, local regulations and laws (for example, consumer protection related laws) and customs in the numerous global jurisdictions in which we operate and the impact that noncompliance or even perceived noncompliance could have on us and our portfolio companies;
•potential increase in investor concentration; and
•the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain foreign jurisdictions where we currently have little or no presence.
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
Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.
        Overview of our regulatory environment and exemptions from certain laws.  Our businesses are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. Since the first quarter of 2014, FINRA and the SEC have overseen the activities of our wholly owned subsidiary AIS as a registered broker-dealer, which also maintains licenses in many states. We are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, such action could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our businesses. For example, in 2013 the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver or, in certain circumstances, terminate our involvement with such “covered person”.
        Federal regulation. In July 2010, the Dodd-Frank Act was signed into law and has imposed significant regulations on nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act established a ten voting-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, evaluating the impact of the distress of the financial firm on the stability of the U.S. economy. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.
        In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act known as the Volcker Rule. The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The final Volcker Rule became effective on April 1, 2014, and, except with respect to certain foreign banking entities, the conformance period ended on July 21, 2017. It contains exemptions for certain “permitted activities” that would enable certain institutions subject to the Volcker Rule to continue investing in covered funds under certain conditions.
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
        The Dodd-Frank Act requires the CFTC, the SEC and other regulatory authorities to promulgate certain rules relating to the regulation of the derivatives market. Such rules require or will require the registration of certain market participants, the clearing of certain derivatives contracts through central counterparties, the execution of certain derivatives contracts on electronic platforms, as well as reporting and recordkeeping of derivatives transactions. The Dodd-Frank Act also provides expanded enforcement authority to the CFTC and SEC. While certain rules have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. In particular, the CFTC has finalized most of its rules under the Dodd-Frank Act, and the SEC has proposed a number of rules regarding security-based swaps but has only finalized some of these rules, and is in the process of implementing others. We cannot therefore yet predict the ultimate effect of the rules and regulations on our business.
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
        In December 2016, the CFTC re-proposed rules that would set federal position limits for certain referenced contracts, and issued final rules on aggregation among entities under common ownership or control, for position limits on certain futures and options contracts that would apply to the proposed position limits on referenced contracts. Position limits were pre-proposed in January 2020, and are an addition to position limits imposed by various exchanges. It is possible that the CFTC could propose to expand such requirements to other types of contracts in the future. If any were enacted, the proposal could affect our ability and the ability for our funds to enter into derivatives transactions.
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

        On January 1, 2019, rules enacted by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency came into effect and placed limitations on the exercise of certain specified insolvency-related default and cross-default rights against a counterparty that has been designated as a global systemically important banking organization (the “Stay Regulations”). These rules are intended to mitigate the risk of destabilizing close-outs of certain qualifying financial contracts (“QFCs”) (including but not limited to, derivatives, securities lending, and short-term funding transactions, such as repurchase agreements) entered into by U.S. global systemically important banking organizations. The ultimate impact of the Stay Regulations on our business will not be known unless one or more counterparties with whom we have QFCs experiences a covered insolvency event, but it could be material.
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
It is difficult to determine the full extent of the impact on us of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the Dodd-Frank Act, the Stop Wall Street Looting Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. In addition, as a result of proposed legislation, shifting areas of focus of regulatory enforcement bodies or otherwise, regulatory compliance practices may shift such that formerly accepted industry practices become disfavored or less common. Any changes or other developments in the regulatory framework applicable to our businesses, including the changes described above and changes to formerly accepted industry practices, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our businesses. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability.
        State regulation. Since 2010, states and other regulatory authorities have begun to require investment managers to register as lobbyists. We have registered as such in a number of jurisdictions, including California, Illinois, New York, Pennsylvania and Kentucky. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping, and may also prohibit the payment of contingent fees.
Regulatory environment of our funds and portfolio companies of our funds. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions, restrictions on the activities of us or our personnel and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities and tax law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
        Compliance with existing and new regulations subjects us to significant costs. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. Most of the regulations to which our businesses are subject are designed primarily to protect investors in our funds and portfolio companies and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction is imposed against us, one of our subsidiaries or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.
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
        While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. In addition, our Private Equity Group funds have engaged in the past and may engage from time to time advisors who often work with our investment teams during due diligence, provide board-level governance and support and advise portfolio company leadership. Advisors generally are third parties and typically retained by us pursuant to consulting agreements. In some cases, an operating executive may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive directly (meaning that investors in our Private Equity Group funds may indirectly bear the operating executive’s compensation). While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of these advisors, the SEC staff may disagree.
Further, the SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
Regulations impacting the insurance industry could adversely affect our business and our operations.
The U.S. and non-U.S. insurance industries are subject to significant regulatory oversight. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements, capital adequacy including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. State regulatory authorities regularly review and update these and other requirements. Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the U.S. and internationally. Changes in regulations impacting the insurance industry could adversely impact our expansion into the insurance industry, the prospects of investments we make in the insurance industry and limit our ability to raise capital for our funds from insurance companies, which could limit our ability to grow.
Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by us or our funds and could affect our results of operations and financial results.
        In March 2013, the predecessor regulator to the FCA published final rules for the FCA’s regulation and supervision of the London Interbank Offered Rate (“LIBOR”). In particular, the FCA’s LIBOR rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. These requirements may cause LIBOR to be more volatile than it has been in the past, which may adversely affect the value of investments made by our funds. On February 3, 2014, ICE Benchmark Administration Limited took responsibility for administering LIBOR, following regulatory authorization by the FCA. In July 2017, the FCA announced that it would phase out LIBOR by the end of 2021. However, the adoption of the Bank of England’s preferred substitute, Sterling Overnight Interest Average (“SONIA”), has been slower than expected. It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. If LIBOR ceases to exist, we, our investments funds and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming and may result in adverse tax consequences. In addition, from time to time our funds invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds' interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition.

Regulatory changes in jurisdictions outside the United States could adversely affect our businesses.

Certain of our subsidiaries operate outside the United States. In Luxembourg, AM Lux is subject to regulation by the CSSF. In the U.K., AML and AMUKL are subject to regulation by the FCA. AELM, which is not a subsidiary, but in which we are indirectly invested and which procures certain services from AML, is also subject to regulation by the FCA. In some circumstances, AML, AMUKL, AELM and other Ares entities are or become subject to U.K. or EU laws, for instance in relation to marketing our funds to investors in the EEA.

The U.K. exited the EU on January 31, 2020. The withdrawal agreement between the U.K. and the EU provides for a transitional period up to December 31, 2020 at the earliest, during which the terms of the U.K.'s future relationship with the EU are expected to be negotiated. EEA passporting rights remain available to the relevant U.K. entities during the transitional period. However, there remains considerable uncertainty as to the duration of the transitional period and the terms of the U.K.’s future relationship in the EU, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated Entities could be adversely affected by Brexit. Despite the U.K.’s departure, new and existing EU legislation is expected to continue to impact our business in the U.K. (whether because its effect is preserved in the U.K. as a matter of domestic policy or because the U.K. adopts new EU legislation initiatives either under the terms of the withdrawal agreement or, potentially, under the terms of a future trade agreement) and other EEA member states where we have operations. The following measures are of particular relevance to our business.

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
The EU Regulation on over-the-counter (“OTC”) derivative transactions, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) requires the mandatory clearing of certain OTC derivatives through central counterparties, creates additional margining requirements in respect of certain OTC derivative transactions that are not cleared by a central counterparty and imposes reporting and record keeping requirements in respect of most derivative transactions. The requirements are similar to, but not the same as, those in Title VII of the Dodd-Frank Act. The implementation of EMIR is phased; timing is dependent on the type of derivative transaction and the categorization of the parties to the trade, as is the extent of the obligations. EMIR affects certain Ares-affiliated undertakings, and, as further implementation dates are reached, the cost and burdens of complying with the requirements is likely to increase.
A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) have now been finalized and are expected to take effect on June 26, 2021 will directly apply to Ares Management Limited, Ares European Loan Management LLP and Ares Management Luxembourg although its application to Ares Management UK Limited is unclear. IFR/IFD will introduce a bespoke prudential regime for most MiFID investment firms to replace the one that currently applies under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of "prudential" regulation in the EU. It is also expected to apply in the U.K. post Brexit and after the expiration of any connected transitional regime. There is a risk that the new regime will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group "prudential" consolidation requirements (among other things), each of which could have a material impact on Ares' European operations, although there are transitional provisions allowing firms to increase their capital to the necessary level over three to five years.
        Our U.K., other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In the EU, examples of further legislation include proposals for further changes to or reviews of the extent and interpretation of pay regulation, including under IFR/IFD (which may have an impact on the retention and recruitment of key personnel), proposals for enhanced regulation of loan origination, credit servicing and new reporting requirements in relation to securities financing transactions. In the U.K., there have been additional changes (effective since December 2019) to the rules concerning the approval of certain Ares professionals in the U.K. to work in the regulated financial services sector. Assessing the impact and implementing these new rules may create additional compliance burden and cost for

us. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
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
Alternative Investment Fund Managers Directive
        The Directive took effect on July 22, 2013 and applies to (1) AIFMs established in the EEA that manage EEA or non-EEA AIFs, (2) non-EEA AIFMs that manage EEA AIFs and (3) non-EEA AIFMs that market their AIFs to professional investors within the EEA. Non-EEA AIFMs do not currently benefit from marketing passport rights and may only market AIFs to investors in some EEA jurisdictions in accordance with national private placement regimes.
        In 2017 the European Commission started a review of the application and scope of AIFMD. The European Commission published an initial report on the operation of the Directive on December 10, 2018 which identified certain areas for further analysis, including notably, the calculation of leverage under the Directive. Changes to the leverage calculation methodologies currently employed by AMUKL in respect of the funds in managers could result in increased reporting requirements and increased pay regulation for AMUKL. The European Commission is expected to make a legislative proposal as a result of the review (commonly referred to as "AIFMD II") with any changes to non-EEA jurisdiction passporting rights forming part of the proposal. AIFMD imposes a range of requirements on AIFMs, “leveling up” of these requirements under AIFMD II seems likely which may increase the cost of doing business for Ares Management UK Limited and Ares' non-EEA AIFMs wishing to market funds in the EEA and potentially disadvantages our funds as investors in private companies located in EEA member states when compared to non-AIF/AIFM competitors that may not be subject to such requirements. Although the initial report gave some indication of the direction of travel, the review of the application and scope of AIFMD is still ongoing and the substance of any legislative proposal remains uncertain; it is also unclear whether and how any such legislation will affect us or our subsidiaries. Further, compliance with AIFMD or AIFMD II may increase the cost and complexity of raising capital and consequently may slow the pace of fundraising.
        Certain of the jurisdiction specific private placement regimes may cease to exist if the non-EEA AIFM passport becomes available. This development could have a negative impact on our ability to raise capital from EEA investors if, for example, a jurisdiction specific private placement regime ceases to operate and the non-EEA AIFM passport is not made available to United States AIFMs.
        In addition to the further changes to the AIFMD, a wider review is ongoing which may lead to further changes both under the AIFMD and potentially in other areas of EU regulation, possibly leading to increased costs and/or burdens and more limit operational flexibility within the EEA and access to EEA investors. In addition, it is not yet clear to what extent the U.K. will continue to apply the EU's standards under the AIFMD and other related financial services legislation, both immediately post Brexit (including after the expiration of any transitional regime), and on an ongoing basis.
Omnibus Regulation and Directive on the cross-border distribution of investment funds
On April 16, 2019, the European Parliament adopted a new package of measures which will amend the existing regimes governing the cross-border distribution of collective investment funds in the EU (the "CBD Directive" and the "CBD Regulation"). The package was published on July 12, 2019 and came into force on August 1, 2019. The changes are largely expected to take effect from August 2, 2021. The CBD Directive and CBD Regulation amend the existing rules on the distribution of investment funds under AIFMD and The Undertakings for Collective Investment in Transferable Securities Directive 2009/65/EC. The CBD Directive amends the existing regimes for the cross-border marketing of AIFs and the CBD Regulation introduces new standardized requirements for cross-border fund distribution in the EU. The key changes include a new harmonized “pre-marketing” regime under AIFMD, more transparency and principles for calculating supervisory fees, new procedures for the de-notification of marketing including restrictions on pre-marketing successor funds, regulation of marketing communication as well as additional regulation in relation reverse solicitation, with further changes expected to follow. The new regulations have the potential to hamper our ability to raise capital from EEA investors and increase the cost of doing so.

Solvency II
        Solvency II sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities and introduces a risk-based assessment of those liabilities. Solvency II came into force on January 1, 2010 but was only required to be implemented by firms on January 1, 2016. There are also a number of transitional provisions designed to avoid market disruption. Solvency II imposes, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, Solvency II could have an adverse indirect effect on our businesses by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. A number of reviews of and amendments to various aspects and components of Solvency II are expected throughout 2020.
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
        As a business development company, ARCC operates as a highly regulated business within the provisions of the Investment Company Act. Many of the regulations governing business development companies restrict, among other things, leverage incurrence, co-investments and other transactions with other entities within the Ares Operating Group. Certain of our funds may be restricted from engaging in transactions with ARCC and its subsidiaries. As a business development company registered under the Investment Company Act, ARCC may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, ARCC is currently permitted, as a business development company, to incur indebtedness or issue senior securities only in amounts such that its asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after giving effect to such incurrence or issuance. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law. The SBCAA, among other things, modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to business development companies from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a “required majority” of its board of directors). On June 21, 2018, ARCC’s board of directors, including a “required majority” of its board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the SBCAA. As a result, effective on June 21, 2019, ARCC’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is after obtaining stockholder approval for such issuance in accordance with the Investment Company Act. ARCC’s stockholders have, in the past, approved such issuances so that during the subsequent 12-month period, ARCC may, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then-current net asset value per share, subject to certain conditions including parameters on the amount of shares sold, approval of the sale by the directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. ARCC may ask its stockholders for additional approvals from year to year. There can be no assurance that such approvals will be obtained.
The publicly traded investment vehicles that we manage are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.
        The publicly traded investment vehicles that we manage operate under a complex regulatory environment. Such companies require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting our publicly traded investment vehicles generally affect their ability to take certain actions. For example, certain of our publicly traded vehicles have elected to be treated as a RIC or a REIT for U.S. federal income tax purposes. To maintain their status as a RIC or a REIT, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. ARCC is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC status. ARCC and our publicly traded closed-end fund are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with ARCC or the closed-end fund. In addition, subject to certain exceptions, ARCC is generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s asset coverage, as calculated pursuant to the Investment Company Act, equals less than 150% after giving effect to such incurrence.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses.
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. In June 2010, the SEC approved Rule 206(4)-5 under the Investment Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers. FINRA adopted its own set of “pay to play” regulations, which went into effect on August 20, 2017, that are similar to the SEC’s regulations.
        As we have a significant number of public pension plans that are investors in our funds, these rules could impose significant economic sanctions on our businesses if we or one of the other persons covered by the rules make any such contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. We may also acquire other investment managers or hire additional personnel who are not subject to the same restrictions as us, but whose activity, and the activity of their principals, prior to our ownership or employment of such person could affect our fundraising. In addition, such investigations may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.

We are subject to risks related to corporate social responsibility.

We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities. We and they risk damage to our brand and reputation, if we or they fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, or the brand of our funds or their portfolio companies, the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; clarifying asset managers' and institutional investors' duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. A number of these initiatives are underway and on December 29, 2019, Regulation (EU) 2019/2088 on sustainability-related disclosures was published in the Official Journal on December 9, 2019 and came into effect as part of these measures. It introduces transparency requirements for portfolio managers, MiFID firms, AIFMs and investment advisers. Broadly, this will require such firms to make disclosures on their website and pre-contractual disclosures including (but not limited to) a description of its "ESG characteristics,” such as a description of the environmental or social characteristics or the sustainable investment objective and how sustainability risks are integrated into its investment decisions and disclosures in periodic reports that are broadly designed to prevent firms from "greenwashing" (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). The majority of the Regulation (EU) 2019/2088 provisions will apply from March 10, 2021. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing.” We, our funds and their portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we, our funds or their portfolio companies conduct our businesses and adversely affect our profitability.

The long-term impact of the Basel III capital standards is uncertain.
        In June 2011, the Basel Committee on Banking Supervision, an international trade body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States and the EU, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions. These new standards require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework. Implementation of Basel III requires implementing regulations and guidelines by member countries. In July 2013, the U.S. federal banking regulators announced the adoption of final regulations to implement Basel III for U.S. banking organizations, subject to various transition periods. The EU implemented Basel III in June 2013. In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards beginning January 1, 2018, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States. In January 2016, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book (“FRTB”), which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. The impact of FRTB will not be known until after any resulting rules are finalized by the U.S. federal bank regulatory agencies. Compliance with the Basel III standards, the supplemental regulatory standards adopted by U.S. regulators and FRTB may result in significant costs to banking organizations, which in turn may result in higher borrowing costs for the private sector and reduced access to certain types of credit.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies, which could negatively impact our business, financial condition and operating results.
        Economic sanction laws in the United States and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain non-U.S. countries, territories, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and if we were to violate any such laws or regulations, we may face significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that an issuer or we become subject of such actual or threatened enforcement.
        For instance, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control of the Treasury sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In January 2016, the United States entered into the Joint Comprehensive Plan of Action (the “JCPOA”) with Iran and several other countries. The JCPOA set up the framework for scaling back some of the U.S. sanctions towards Iran, the most notable change being the issuance of General License H which allows for foreign subsidiaries of U.S. companies to engage in dealings or transactions that are otherwise prohibited for their U.S. parent and which had previously been disallowed under the ITRA. These changes, however, did not amend the SEC reporting requirements. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file and have separately filed with the SEC a notice when such activities have been disclosed in this report or in our quarterly reports, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. As of December 31, 2019, no sanctions have been imposed on us as a result of our disclosures of these activities. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties.
        The FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities. If we were to violate any such laws or regulations, we may face significant legal and monetary penalties, as well as reputational damage. The U.S. government has indicated that it is focused on FCPA enforcement, which may increase the risk that we become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, while we maintain policies and procedures that we believe are reasonably designed to ensure compliance with the FCPA, a violation of the FCPA or other applicable regulations could have a material adverse effect on us.
The U.K.'s exit from the EU (“Brexit”) could adversely affect our business and our operations.
        The U.K. exited the European Union on January 31, 2020. The withdrawal agreement between the U.K. and the EU contemplates a transitional period up to December 31, 2020 at the earliest, during which the U.K.’s current arrangements with the EU in relation to financial services would broadly be maintained. However, there remains considerable uncertainty as to the position of the U.K. and the arrangements which will apply to its relationships with the EU and other countries following this transitional period, as the details of those arrangements are yet to be negotiated. Such positions and anticipated arrangements may be subject to change and/or develop at short notice. Once the position of the U.K. and the arrangements which will apply to its future relationships with the EU and other countries have been established, or if the transitional period under the withdrawal agreement comes to an end without such arrangements being put in place (a so-called "hard" Brexit, which remains a possibility), it is possible that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued (e.g. because of a loss of passporting rights for U.K. financial institutions or the failure to put equally effective arrangements in place). This may increase costs or make it more difficult for us to pursue our objectives.
        Since its announcement, Brexit has caused significant geo-political uncertainty and market volatility in the U.K. and elsewhere.
        Depending on the outcome of the Brexit process, the U.K. could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, which could have a material adverse effect on our operations and the operations of our portfolio companies. For example, a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could make doing business in Europe more difficult.

        Currently under the EU single market directives, mutual access rights to markets and market infrastructure exist across the EU and the mutual recognition of insolvency, bank recovery and resolution regimes applies. In addition, certain regulated entities licensed or authorized in one EEA jurisdiction may operate on a cross-border basis in other EEA countries in reliance on passporting rights and without the need for a separate license or authorization. There is uncertainty as to whether, following a U.K. exit from the EU or the EEA (whatever the form thereof) and the end of the transitional period, a passporting regime (or similar regime in its effect) will apply (if at all). The withdrawal agreement provides for a transitional period up to December 31, 2020 at the earliest, during which the terms of the U.K.'s future relationship with the EU are expected to be negotiated. EEA passporting rights would remain available to the relevant U.K. entities during that period. Depending on the terms of the U.K.’s exit and the terms of any replacement relationship post-transitional period, it is likely that U.K. regulated entities may lose the right to passport their services to EEA countries, and EEA entities may lose the right to reciprocal passporting into the U.K. The movement of capital, the right of establishment and the mobility of personnel may also be restricted. Also, U.K. entities may no longer have access rights to market infrastructure across the EU and the recognition of insolvency, bank recovery and resolution regimes across the EU may no longer be mutual.
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
        The Brexit votes have already caused exchange rate fluctuations. In particular the British pound has weakened significantly against both the U.S. dollar and the Euro. Further exchange rate volatility is likely. Unhedged currency fluctuations have the ability to adversely affect our funds and their underlying business investments, as well as the relative value of management fees earned and impact of operational expenses on profitability.
        Further, the U.K.’s determination as to which, if any, EU laws to repeal, retain, replace or replicate upon its exit from the EU could exacerbate the uncertainty and result in divergent national laws and regulations. Changes to the regulatory regimes in the U.K. or the EU and its member states could materially affect our business prospects and opportunities and increase our costs. In addition, Brexit could potentially disrupt the tax jurisdictions in which we operate and affect the tax benefits or liabilities in these or other jurisdictions in a manner that is adverse to us and/or our funds. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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
        In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto. If our derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared and uncleared swaps. On March 22, 2019, the CFTC announced it will provide no-action relief to facilitate prime brokerage activities on swap execution facilities. As a result, a swap dealer, acting as a prime broker, will be excused from certain disclosure obligations when entering into equal but opposite transactions off a swap execution facility with a prime brokerage account.
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
        There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. Cyber attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
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
        In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which becomes effective on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the new European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws, as well as others, therefore represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
        Although we are not currently aware of any cyber attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyber attacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyber attacks, there can be no assurance that any of these measures prove effective. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.
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
        Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior professionals. We are subject to a number of obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Code of Ethics and policies covering information systems, business continuity and information security. The violation of these obligations, standards and policies by any of our employees could adversely affect investors in our funds and us. Our businesses often require that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees or former employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees.
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
        In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. significantly expanded the reach of its anti-bribery law with the creation of the U.K. Bribery Act of

2010 (the “U.K. Bribery Act”). The U.K. Bribery Act prohibits companies that conduct business in the U.K. and their employees and representatives from giving, offering or promising bribes to any person, including non-U.K. government officials, as well as requesting, agreeing to receive or accepting bribes from any person. Under the U.K. Bribery Act, companies may be held liable for failing to prevent their employees and associated persons from violating the U.K. Bribery Act. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and U.K. Bribery Act, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of shares of our Class A common stock.
        In addition, we could be adversely affected as a result of actual or alleged misconduct by personnel of portfolio companies, properties or projects in which our funds invest. For example, failures by personnel at our portfolio companies, properties or projects to comply with anti-bribery, trade sanctions, Federal Energy Regulatory Commission or Environmental Protection Agency regulations or other legal and regulatory requirements could expose us to litigation or regulatory action and otherwise adversely affect our businesses and reputation. Such misconduct could negatively affect the valuation of a fund’s investments and consequently affect our funds’ performance and negatively impact our businesses. In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increase. Such markets may not have established laws and regulations that are as stringent as in more developed nations, or existing laws and regulations may not be consistently enforced. For example, we may invest throughout jurisdictions that have material perceptions of corruption according to international rating standards (such as Transparency International's Corruption Perceptions Index) such as China and India. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Misconduct may be especially difficult to detect in such locations, and compliance with applicable laws may be difficult to maintain and monitor.
Our use of leverage to finance our businesses exposes us to substantial risks.
        As of December 31, 2019, we had $70.0 million of borrowings outstanding under our credit facility (the “Credit Facility”) and approximately $250.0 million aggregate principal amount of senior notes outstanding. We may choose to finance our businesses operations through further borrowings under the Credit Facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the same risks that are applicable to our funds that use leverage as discussed below under “-Risks Related to Our Funds-Dependence on significant leverage in investments by our funds subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments.” The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which would cause the interest rate applicable to borrowings under the Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. Furthermore, our Credit Facility and the indenture governing our senior notes contain certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
        Borrowings under the Credit Facility will mature in March 2024 and the senior notes mature in October 2024. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to holders of our Class A common stock. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Credit Facility are LIBOR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings have not been hedged into fixed rates.
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
        Finally, we rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. Operational risks could increase as vendors increasingly offer mobile and cloud-based software services rather than software services that can be operated within our own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our control, and any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information. In addition, our counterparties’ information systems, technology and accounts may be the target of cyber attacks and identity theft. Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures of their respective information systems and technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.
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
        Moreover, the historical returns of our funds should not be considered indicative of the future returns of these or from any future funds we may raise, in part because:
•market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions we may experience in the future;
•our funds’ rates of returns, which are calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains, which may never be realized;
•our funds’ returns have previously benefited from investment opportunities and general market conditions that may not recur, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;
•the historical returns that we present in this Annual Report on Form 10-K derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;
•our funds’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;
•the attractive returns of certain of our funds have been driven by the rapid return of invested capital, which has not occurred with respect to all of our funds and we believe is less likely to occur in the future;
•in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•our newly established funds may generate lower returns during the period that they take to deploy their capital.
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
        In addition, the values of our investments in publicly traded assets are subject to significant volatility, including due to a number of factors beyond our control. These include actual or anticipated fluctuations in the quarterly and annual results of these companies or other companies in their industries, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, changes in industry conditions or government regulations, changes in management or capital structure and significant acquisitions and dispositions. Because the market prices of these securities can be volatile, the valuations of these assets change from period to period, and the valuation for any particular period may not be realized at the time of disposition. In addition, market values may be based on indicative rather than actual trading prices, and may therefore lack precision. Further, because our funds often hold large positions in their portfolio companies, the disposition of these securities often is delayed for, or takes place over, long periods of time, which can further expose us to volatility risk. Even if we hold a quantity of public securities that may be difficult to sell in a single transaction, we do not discount the market price of the security for purposes of our valuations.

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
        The pace and consistency of our funds’ capital deployment has been, and may in the future continue to be, affected by a range of factors, including market conditions, regulatory developments and increased competition, which are beyond our control. For example, in recent periods our corporate Private Equity Group funds deployed less capital and deployed capital at slower rates than in certain prior periods as they exercised patience amid elevated purchase price multiples. This cadence may be more impactful as the size of our corporate Private Equity Group funds increase. Similarly, our special situations funds may not deploy as much capital as they target due to changing market conditions and the distressed investment opportunities available. During the same period, our AUM not yet paying fees increased due to ongoing fundraising. While this AUM not yet paying fees represents significant future fee-earning potential, our inability to deploy this capital on the timeframe we expect, or at all, and on terms that we believe are attractive, would reduce or delay the management and performance income that we would otherwise expect to earn on this capital. Any such reduction or delay would impair our ability to offset investments in additional resources that we often make to manage new capital, including hiring additional professionals. Moreover, we could be delayed in raising successor funds. The impact of any such reduction or delay would be particularly adverse with respect to funds where management fees are paid on invested capital. Any of the foregoing could have a material adverse effect on our results of operations and growth.
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

Dependence on significant leverage by our funds subjects us to volatility and contractions in the debt financing markets could adversely affect our ability to achieve attractive rates of return on those investments.
        Some of our funds and their investments rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan, high yield bond or investment grade bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies.
        Recently, the credit markets have experienced heightened volatility. Following a period of numerous federal funds rate increases, the Federal Reserve has recently lowered the federal funds rate. Further, many other economies are experiencing weakness, with tighter credit conditions and a decreased availability of foreign capital. Conditions such as these have caused borrowing costs to rise and decreased the availability of leverage and the attractiveness of the terms on which we, our funds and our portfolio companies were able to obtain debt financing. Furthermore, some of the provisions under the Tax Cuts and Jobs Act could have a negative impact on the cost of financing and dampen the attractiveness of credit. Significant ongoing volatility or a protracted economic downturn could adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on outstanding debt, or refinance outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants, particularly in the area of acquisition financings for leveraged buyout and real estate assets transactions.
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
        Our funds may choose to use leverage as part of their respective investment programs and certain funds, particularly in our Credit Group, regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. In addition, as a business development company registered under the Investment Company Act, ARCC is currently permitted to incur indebtedness or issue senior securities only in amounts such that its asset coverage ratio equals at least 150% after each such issuance. ARCC’s ability to pay dividends will be restricted if its asset coverage ratio falls below 150% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
        Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and volatile or adverse economic, market and industry developments. Furthermore, the incurrence of a significant amount of indebtedness by an entity could, among other things:
•subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our ability to realize value from the investment;
•allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of our fund’s equity investment in it;
•give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;
•limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;
•limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and
•limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.
        These risks may be particularly acute in sectors that are experiencing downturns. For example, 2% and 3% of our total AUM is invested in the oil and gas exploration and retail sectors, which have been challenged in recent periods and continue to experience cyclicality and sector-specific disruption.
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

        Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from such registration is available. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our Private Equity Group funds, to dispose of these investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability of the portfolio company in which such investment is held to complete an initial public offering. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial period of time. Moreover, because the investment strategy of many of our funds, particularly our Private Equity Group funds, often entails our having representation on our funds’ public portfolio company boards, our funds can affect such sales only during limited trading windows, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. In addition, market conditions and the regulatory environment can also delay our funds' ability to exit and realize value from their investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds' investments. Government policies regarding certain regulations, such as antitrust law, or restrictions on foreign investment in certain of our funds' portfolio companies or assets can also limit our funds' exit opportunities. The recently enacted Foreign Investment Risk Review Modernization Act ("FIRRMA") and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States ("CFIUS"). Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to exit from certain investments. In addition, our Credit Group funds may hold investments in portfolio companies of such Private Equity Group funds on which we have board representation and be restricted for extended periods of time from selling their investments. As such, we may fail to realize any profits from our investments in the funds that hold these securities for a considerable period of time or at all, and we may lose some or all of the principal amount of our investments.
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
        In Sun Capital Partners III L.P. v. New England Teamster and Trucking Industry Pension Fund, a Federal District Court judge ruled that two private equity funds affiliated with Sun Capital were part of a “controlled group” engaged in a “trade or business” with their portfolio company for purposes of the ERISA rules, and were thus liable for the portfolio company’s underfunded pension liabilities. While this decision was reversed on appeal by the First Circuit, which held that the two funds’ interests should not be aggregated for purposes of determining whether the funds were part of the portfolio company’s “controlled group”, the First Circuit did not reverse the district court’s decision that the funds were engaged in a “trade or business” with their portfolio company. If the district court’s analysis is applied broadly to private equity investing then, under certain facts, our funds could be exposed to liability for certain benefit plan contributions, a liability that could be significant if the portfolio company’s pension plan is significantly underfunded.
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
        In respect of real estate, even though the U.S. residential real estate market has stabilized from a lengthy and deep downturn, various factors could reverse, halt or limit a recovery in the housing market and have an adverse effect on investment performance, including, but not limited to, rising mortgage interest rates, a low level of confidence in the economic recovery or the residential real estate market and U.S. tax laws that limit the amount of itemized deductions for mortgage interest as well as state and local income tax.
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
        Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, including Europe and Asia, while certain of our funds invest substantially all of their assets in these types of securities, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
•our funds’ abilities to exchange local currencies for U.S. dollars and other currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•controls on, and changes in controls on, foreign investment and limitations on repatriation of invested capital;
•less developed or less efficient financial markets than exist in the United States, which may lead to price volatility and relative illiquidity;
•the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;
•differences in legal and regulatory environments, particularly with respect to bankruptcy and reorganization, labor and employment laws, less developed corporate laws regarding fiduciary duties and the protection of investors and less reliable judicial systems to enforce contracts and applicable law;
•political hostility to investments by foreign or private equity investors;
•less publicly available information in respect of companies in non-U.S. markets;
•reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;
•higher rates of inflation;
•higher transaction costs;
•difficulty in enforcing contractual obligations;
•fewer investor protections;
•limitations on the deductibility of interest and other financing costs and expenses for income tax purposes in certain jurisdictions;
•certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of capital, potential political, economic or social instability, the possibility of nationalization or expropriation or confiscatory taxation and adverse economic and political developments; and
•the imposition of non-U.S. taxes or withholding taxes on income and gains recognized with respect to such securities.
        While our funds will take these factors into consideration in making investment decisions, including when hedging positions, there can be no assurance that adverse developments with respect to these risks will not adversely affect our funds that invest in securities of non-U.S. issuers. In addition, certain of these funds are managed outside the United States, which may increase the foregoing risks. The Tax Cuts and Jobs Act taxes (at reduced rates) U.S. shareholders on their pro rata share of “global intangible low-taxed income” earned in taxable years beginning after December 31, 2017 by certain of their foreign subsidiaries (generally the excess of an implied 10% rate of return on the subsidiaries’ adjusted bases in tangible business assets), regardless of whether the underlying earnings are repatriated.
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
        Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback" or contingent repayment obligation. Due to the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2019, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. As of December 31, 2018, and 2017, if the funds were liquidated at their fair values at that date, there would have been $0.4 million of contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. At December 31, 2019, 2018 and 2017, had we assumed all existing investments were worthless, the amount of carried interest, net of tax distributions, subject to contingent repayment would have been approximately $233.4 million, $469.0 million and $476.1 million, respectively, of which approximately $175.1 million, $364.4 million and $370.0 million, respectively, is reimbursable to the Company by certain professionals. Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, if a recipient does not fund his or her respective share of a contingent repayment obligation, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contingent Obligations,” Note 2 “Summary of Significant Accounting Policies” and Note 13 “Commitments and Contingencies” to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
        Investments in our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following:
•those associated with the burdens of ownership of real property;
•general and local economic conditions;
•changes in supply of and demand for competing properties in an area (as a result, for example, of overbuilding);
•fluctuations in the average occupancy and room rates for hotel properties;
•the financial resources of tenants;
•changes in building, environmental and other laws;
•energy and supply shortages;
•various uninsured or uninsurable risks;
•liability for “slip-and-fall” and other accidents on properties held by our funds;
•natural disasters;
•changes in government regulations (such as rent control and tax laws);
•changes in real property tax and transfer tax rates;
•changes in interest rates;
•the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;
•negative developments in the economy that depress travel activity;
•environmental liabilities;
•contingent liabilities on disposition of assets;
•unexpected cost overruns in connection with development projects;
•terrorist attacks, war and other factors that are beyond our control; and
•dependence on local operating partners.

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
        Investments in infrastructure assets may expose us to increased risks and liabilities that are inherent in the ownership of real assets. For example,
•Ownership of infrastructure assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental or other applicable laws.
•Infrastructure asset investments may face construction risks including, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages, (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (c) less than optimal coordination with public utilities in the relocation of their facilities, (d) adverse weather conditions and unexpected construction conditions, (e) accidents or the breakdown or failure of construction equipment or processes; and (f) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.
•The operation of infrastructure assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in infrastructure assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual noncompliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.
•The management of the business or operations of an infrastructure asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition or results of operations. Infrastructure investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risks that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to perform and the subcontractor becomes insolvent.
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
An entity will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
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
Each year, our board of directors determines whether, as of January 31, the total voting power held by (i) holders of our Class C common stock, (ii) then-current or former Ares personnel (including indirectly through related entities) and (iii) Ares Owners, without duplication, is at least 10% of the voting power of the shares of our Class A common stock and the shares of our Class C common stock, voting together as a single class (the “Designated Stock”) (the “Ares Ownership Condition”). For purposes of determining whether the Ares Ownership Condition is satisfied, our board of directors will treat as outstanding, and as held by the foregoing persons, all shares of our common stock deliverable to such persons pursuant to equity awards granted to such persons. The Ares Ownership Condition is currently satisfied because Ares Owners owns a number of shares of our Class A common stock and Ares Operating Group Units such that the Class C Stockholder and Ares Owners control over 70% of the voting power of the Designated Stock. In addition, certain Ares personnel (including the Holdco Members) also hold shares of our Class A common stock and are entitled to shares of our Class A common stock pursuant to equity awards. All such additional shares of our Class A common stock would be considered in determining whether the Ares Ownership Condition is satisfied.
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
Although the affirmative vote of a majority of our directors (which, so long as the Ares Ownership Condition is satisfied, must include the Class I director) is required for any action to be taken by our board of directors, certain specified actions will also require the approval of the Class B Stockholder, which is controlled by the Holdco Members. These actions consist of the following:
•certain amendments to our certificate of incorporation (including amendments to the definition of “Ares Ownership Condition” therein), or the amendment or repeal, in whole or in part, of certain provisions of our bylaws relating to our board of directors and officers (including the adoption of any provision inconsistent therewith);
•the sale or exchange of all or substantially all of our and our subsidiaries’ assets, taken as a whole, in a single transaction or a series of related transactions; and
•the merger, consolidation or other combination of our company with or into any other person.
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
In addition to the provisions described elsewhere relating to the relative voting power of our classes of common stock, other provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a holder of our Class A common stock may consider favorable by, for example:
•permitting our board of directors to issue one or more series of preferred stock;
•providing for the loss of voting rights for certain series or classes of our capital stock;
•imposing supermajority voting requirements for certain amendments to our certificate of incorporation;
•requiring advance notice for stockholder proposals and nominations at annual and special meetings of our stockholders; and
•placing limitations on convening stockholder meetings.
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
We have entered into a tax receivable agreement with certain direct and indirect holders of Ares Operating Group Units (the “TRA Recipients”) that provides for the payment by us to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize (or are deemed to realize in the case of an early termination payment by us or a change of control, as discussed below) as a result of increases in tax basis and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The reduction in the statutory corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act will generally reduce the amount of cash tax savings and thus reduce the amount of the payments to the TRA Recipients. Due to our election to be treated as a corporation for U.S. federal income tax purposes, effective March 1, 2018 and our state law conversion to a Delaware corporation effective on November 26, 2018, a greater percentage of our income is subject to corporate taxation and thus generally would be expected to increase the amount payable under the tax receivable agreement. The payments we may make to the TRA Recipients could be material in amount and we may need to incur debt to finance payments under the tax receivable agreement if our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of a share of our Class A common stock at the time of the exchange, the extent to which such changes are taxable and the amount and timing of our income.
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
In addition, the tax receivable agreement provides that, upon a change of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to exchanged or acquired shares of our Class A common stock (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Ares Operating Group Units that have not been exchanged are deemed exchanged for the market value of shares of our Class A common stock at the time of termination. Assuming that the market value of a share of our Class A common stock were to be equal to $35.69, which is the closing price per share of our Class A common stock as of December 31, 2019, and that LIBOR were to be 2.00% and a blended federal and state corporate tax rate of 23.9%, we estimate that the aggregate amount of these termination payments would be approximately $878.5 million on the 117 million private shares that have not been exchanged for public stock. The foregoing amount is merely an estimate and the actual payments could differ materially.

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
        The market price of shares of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in shares of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of shares of our Class A common stock declines significantly, holders of our Class A common stock may be unable to resell their shares of our Class A common stock at or above their purchase price, if at all. The market price of shares of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of shares of our Class A common stock or result in fluctuations in the price or trading volume of shares of our Class A common stock include:
•variations in our quarterly operating results or dividends, which variations we expect will be substantial;
•our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;
•our creditworthiness, results of operations and financial condition;
•the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities;
•failure to meet analysts’ earnings estimates;
•publication of research reports about us or the investment management industry or the failure of securities analysts to cover shares of our Class A common stock;

•additions or departures of our senior professionals and other key management personnel;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in market valuations of similar companies;
•speculation in the press or investment community;
•changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters;
•a lack of liquidity in the trading of shares of our Class A common stock;
•announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
•adverse publicity about the asset management industry generally or, more specifically, private equity fund practices or individual scandals; and
•general market and economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.
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
        The market price of shares of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the future or the perception that such sales could occur, including pursuant to Rule 10b5-1 trading plans. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. We may freely issue and sell in the future additional shares of our Class A common stock. In addition, some of our directors and executive officers have entered into, or may enter into, Rule 10b5-1 trading plans pursuant to which they may sell shares of our Class A common stock from time to time in the future.
        As of December 31, 2019, our professionals owned, indirectly, an aggregate of 116,641,833 Ares Operating Group Units. We have entered into an exchange agreement with the holders of Ares Operating Group Units so that such holders may up to four times each year (subject to the terms of the exchange agreement) exchange their Ares Operating Group Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications, or, at our option, for cash. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in each of the three Ares Operating Group entities to effect an exchange for a share of Class A common stock of Ares Management Corporation.
        Ares Owners Holdings L.P. has the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for Ares Operating Group Units or shares of Class A common stock of Ares Management Corporation otherwise held by them. In addition, we may be required to make available shelf registration statements permitting sales of shares of our Class A common stock into the market from time to time over an extended period. Lastly, Ares Owners Holdings L.P. will have the ability to exercise certain piggyback registration rights in respect of shares of our Class A common stock held by them in connection with registered offerings requested by other registration rights holders or initiated by us.
        As of December 31, 2019, there were options outstanding to purchase 13,426,870 shares of our Class A common stock and 18,143,807 restricted units outstanding to be settled in shares of our Class A common stock, both of which are subject to specified vesting requirements, and were granted to certain of our senior professionals under the 2014 Equity Incentive Plan, as amended and restated on March 1, 2018 and as further amended and restated effective November 26, 2018 (the “Equity Incentive Plan”). As of December 31, 2019, 28,930,797 shares of our Class A common stock were available to be issued under our Equity Incentive Plan. We have filed a registration statement on Form S-8 with the SEC covering the shares of our Class A common stock issuable under our Equity Incentive Plan. Subject to vesting arrangements such shares of our Class A common stock are freely tradable.
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
        Our dividend policy contemplates a steady quarterly dividend for each calendar year that will be based on our after-tax fee related earnings. The declaration, payment and determination of the amount of quarterly dividends, if any, will be at the sole discretion of our board of directors, and reassessed each year based on the level and growth of our after-tax fee related earnings. We may change our dividend policy at any time. We cannot assure holders of our Class A common stock that any dividends, whether quarterly or otherwise, can or will be paid. In making decisions regarding our quarterly dividend, our board of directors considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and other anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of dividends by us to holders of our Class A common stock or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

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
Risks Related to Taxation
Future changes in the foreign taxation of businesses or U.S. taxation of businesses may adversely affect our business, financial condition and operating results.
        Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally. HM Treasury, the OECD and other government agencies in jurisdictions where we and our affiliates invest or conduct business have maintained a focus on issues related to the taxation of businesses, including multinational entities. We cannot predict how the changes in law (like a change in corporate income tax rate), regulations, technical corrections or other guidance issued under it or conforming or non-conforming state or local tax rules might affect us or our business or the business of our portfolio companies. See “-Risks Related to Our Businesses- Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities may adversely affect our effective tax rate, tax liability and financial condition and results.”

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
        Under Sections 1471 to 1474 of the Code (such Sections, along with the Treasury Regulations promulgated thereunder, “FATCA”), a broadly defined class of foreign financial institutions are required to comply with a U.S. tax reporting regime or be subject to certain U.S. withholding taxes. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an intergovernmental agreement (the “IGA”) to implement this legislation, to comply with comparable non-U.S. laws implementing the IGA). Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes under FATCA. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments, and possibly limit our ability to open bank accounts and secure funding in the global capital markets. There are uncertainties regarding the implementation of FATCA and it is difficult to determine at this time what impact any future administrative guidance may have. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors or reduce the demand for shares of our Class A common stock. Moreover, we expect to incur additional expenses related to our compliance with FATCA, which could increase our tax compliance costs generally. Other countries, such as the U.K., Luxembourg, and the Cayman Islands, have implemented regimes similar to that of FATCA, and a growing number of countries have adopted (or are in process of introducing) similar legislation designed to provide increased transparency about our investors and their tax planning and profile. The OECD has also developed the CRS for exchange of information pursuant to which many countries have now signed multilateral agreements. As noted above, in the EU, a new mandatory exchange of information regime has been implemented under the DAC. The DAC, which effectively implements the CRS, requires EU member states to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. One or more of these information exchange regimes are likely to apply to our funds, and we may be obligated to collect and share with applicable taxing authorities information concerning investors in our funds (including identifying information and amounts of certain income allocable or distributable to them).
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
        For taxable years beginning after December 31, 2017, our deduction of net business interest expenses for each taxable year is limited generally to 30% of our “adjusted taxable income,” which is an amount that is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to earnings before interest and taxes (“EBIT”) for taxable years beginning on or after January 1, 2022. Any excess business interest not allowed as a deduction in a taxable year as a result of the limitation generally will carry forward to the next year.

        There is no grandfather provision for outstanding debt prior to the effective date of these rules. This is a significant change from prior law, which could increase our tax liability.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our principal executive offices are located in leased office space at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California. We also lease office space in Culver City, New York, London, and other cities around the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

Item 3.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of December 31, 2019 and December 31, 2018, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 4.  Mine Safety Disclosures
Not applicable.

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
The number of holders of record of our Class A common stock as of February 21, 2020 was two. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Ares Management GP LLC is the sole holder of shares of our Class B Common Stock and Ares Voting LLC is the sole holder of shares of our Class C Common Stock.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A common stock from the closing price on December 31, 2014 through December 31, 2019, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2014 and dividends received reinvested in the security or index.
The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.
Total Return Performance Table

Issuer Purchases of Equity Securities

The table below presents purchases made by or on behalf of Ares Management Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our Class A Common Stock during each of the indicated periods ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2019 - October 31, 2019	—	$—	—	$139,551
November 1, 2019 - November 30, 2019	—	—	—	139,551
December 1, 2019 - December 31, 2019	—	—	—	139,551
Total	—		—

(1)In February 2019, our board of directors authorized the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. In February 2020, our board of directors approved the renewal of the program and reset the repurchase amount back to $150 million. The program is scheduled to expire in March 2021. Repurchases under the program depend on the prevailing market conditions and other factors.

Dividend Policy for the Series A Preferred Stock

As of December 31, 2019 and 2018, the Company had 12,400,000 shares of Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are paid quarterly at a rate per annum equal to 7.00%. During 2019 and 2018, we paid quarterly dividends of approximately $21.7 million in each year to holders of record of shares of the Series A Preferred Stockholders, and in February 2020, the Company's board of directors declared a quarterly dividend of $5.4 million payable on March 31, 2020 to holders of record of shares of the Series A Preferred Stock at the close of business on March 15, 2020. As March 15, 2020 falls on a Sunday, the effective record date for the dividend will be Friday, March 13, 2020.

Dividend Policy for Class A Common Stock
During 2018, we declared dividends of $0.40, $0.0933, $0.28, $0.28 and $0.28 (totaling $1.33) per share to Class A common stockholders, or approximately $125.8 million. During 2019, we declared a dividend each quarter of $0.32 (totaling $1.28) per share to Class A common stockholders at the close of business on March 15, 2019, June 14, 2019, September 16, 2019, and December 17, 2019, respectively, or approximately $138.6 million.
In February 2020, the Company's board of directors declared a quarterly dividend of $0.40 per share of Class A common stock, or approximately $47.4 million, with respect to the first quarter of 2020 payable on March 31, 2020 to common stockholders of record at the close of business on March 17, 2020.
Our dividend policy for our Class A common stock is more closely aligned with our core management fee business. We intend to provide a steady quarterly dividend for each calendar year that will be based on our after-tax fee related earnings, with future potential changes based on the level and growth of our after-tax fee related earnings. Subject to the approval of our board of directors, we intend to pay a dividend of $0.40 per share of our Class A common stock per quarter in 2020.

Our fixed dividend will be reassessed each year based upon the level and growth of our after-tax fee related earnings. As fee related earnings reflect the core earnings of our business and consists of management fees less compensation and general and administrative expenses, having our recurring dividend based on this amount removes volatility from our dividend and enables investors to receive what we believe is an attractive after-tax, qualifying dividend yield.
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

Because Ares Management Corporation is a holding company and has no material assets other than its indirect ownership of Ares Operating Group Units, we fund dividends by Ares Management Corporation on shares of our Class A common stock, if any, in three steps:
•first, we cause the Ares Operating Group entities to make distributions to their partners, including Ares Management Corporation and its direct subsidiaries. If the Ares Operating Group entities make such distributions, the partners of the Ares Operating Group entities will be entitled to receive equivalent distributions based on their partnership units in the Ares Operating Group (except as set forth in the following paragraph);

•second, we cause Ares Management Corporation’s direct subsidiaries to distribute to Ares Management Corporation their share of such distributions, net of any taxes and amounts payable under the tax receivable agreement by such direct subsidiaries; and

•third, Ares Management Corporation pays such distributions to our holders of our Class A common stock, net of any taxes and amounts payable under the tax receivable agreement, on a pro rata basis.

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
Although a portion of any dividends paid by us to holders of our Class A common stock may include carried interest received by us, we do not intend to seek fulfillment of any contingent repayment obligation by seeking to have holders of our Class A common stock return any portion of such dividends attributable to carried interest associated with any contingent repayment obligation.
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
We derived the following selected consolidated financial data of the Company as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data of the Company as of and for the years ended December 31, 2016 and 2015 were derived from the audited consolidated financial statements of the Company, which are not included in this Annual Report on Form 10-K. The consolidated financial statements were prepared on substantially the same basis as the audited consolidated financial statements and include all adjustments that we consider necessary for a fair presentation of the Company’s consolidated financial position and results of operations. The selected historical financial data is not indicative of the expected future operating results of the Company.

The entities comprising our Consolidated Funds are not the same entities for all periods presented. The consolidation of funds during the periods generally has the effect of grossing up reported assets, liabilities and cash flow, and has no effect on net income attributable to the Company or total stockholders' equity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidation and Deconsolidation of Ares Funds” and “—Critical Accounting Estimates—Principles of Consolidation” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

The following selected historical consolidated financial data should be read together with “Item 1. Business—Organizational Structure,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K ($ in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of operations data			As Adjusted	As Adjusted	As Adjusted
Total revenues	$1,765,438	$958,461	$1,479,943	$1,254,373	$825,732
Total expenses	1,462,797	870,362	1,504,758	1,016,420	769,040
Total other income	122,539	96,242	174,674	59,967	24,792
Income before taxes	425,180	184,341	149,859	297,920	81,484
Income tax expense (benefit)	52,376	32,202	(23,052)	11,019	19,064
Net income	372,804	152,139	172,911	286,901	62,420
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	39,704	20,512	60,818	3,386	(5,686)
Less: Net income attributable to redeemable interests in Ares Operating Group entities	—	—	—	456	338
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	184,216	74,607	35,915	171,251	48,390
Net income attributable to Ares Management Corporation	148,884	57,020	76,178	111,808	19,378
Less: Series A Preferred Stock dividends paid	21,700	21,700	21,700	12,176	—
Net income attributable to Ares Management Corporation Class A common stockholders	$127,184	$35,320	$54,478	$99,632	$19,378
Net income per share of Class A common stock
Basic	$1.11	$0.30	$0.62	$1.22	$0.23
Diluted	$1.06	$0.30	$0.62	$1.20	$0.23
Dividend declared and paid per share of Class A common stock	$1.28	$1.33	$1.13	$0.83	$0.88

	As of December 31,
	2019	2018	2017	2016	2015
Statements of financial condition data			As Adjusted	As Adjusted	As Adjusted
Total assets	$12,014,196	$10,154,692	$8,563,522	$5,829,712	$4,321,408
Debt obligations	316,609	480,952	616,176	305,784	389,120
CLO loan obligations of Consolidated Funds	7,973,748	6,678,091	4,963,194	3,031,112	2,174,352
Consolidated Funds’ borrowings	107,244	209,284	138,198	55,070	11,734
Total liabilities	10,155,598	8,760,351	7,103,230	4,452,450	3,329,497
Non-controlling interest in Consolidated Funds	618,020	503,637	528,488	338,035	323,606
Non-controlling interest in Ares Operating Group entities	472,288	302,780	358,186	447,615	397,883
Total stockholders' equity	768,290	587,924	573,618	591,612	246,917
Total equity	1,858,598	1,394,341	1,460,292	1,377,262	968,406

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Ares Management Corporation is a Delaware corporation, which was formerly a limited partnership formed on November 15, 2013 and which converted to a Delaware corporation effective on November 26, 2018. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares-affiliated funds, related co-investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our consolidated financial statements included in this Annual Report on Form 10-K. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Annual Report on Form 10-K.
The following discussion and analysis should be read in conjunction with the audited, consolidated financial statements of Ares Management Corporation and the related notes included in this Annual Report on Form 10-K.
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2019 and 2018. For discussion on activity for the year ended December 31, 2017 and period-over-period analysis on results for the year ended December 31, 2018 to 2017, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.

Managing Business Performance
Non-GAAP Financial Measures
We use the following non-GAAP measures to assess and track our performance:
•Fee Related Earnings (FRE)
•Realized Income (RI)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 15, “Segment Reporting,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
Assets Under Management
Assets under management (“AUM”) refers to the assets we manage. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds other than CLOs, our AUM equals the sum of the following:
•net asset value (“NAV”) of such funds;
•the drawn and undrawn debt (at the fund-level including amounts subject to restrictions); and
•uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

NAV refers to the fair value of all of the assets of a fund less the liabilities of the fund.
For CLOs, our AUM is equal to initial principal amounts of notes adjusted for paydowns.

The tables below present rollforwards of our total AUM by segment for the years ended December 31, 2019 and 2018 ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2018	$95,836	$23,487	$11,340	$130,663
Net new par/equity commitments	6,591	3,151	2,361	12,103
Net new debt commitments	10,684	25	633	11,342
Distributions	(6,268)	(3,813)	(1,689)	(11,770)
Change in fund value	3,700	2,316	562	6,578
Balance at 12/31/2019	$110,543	$25,166	$13,207	$148,916
Average AUM(1)	$103,853	$24,537	$12,142	$140,532

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2017	$71,732	$24,530	$10,229	$106,491
Net new par/equity commitments	21,105	1,498	2,847	25,450
Net new debt commitments	9,340	100	75	9,515
Distributions	(7,744)	(1,900)	(2,209)	(11,853)
Change in fund value	1,403	(741)	398	1,060
Balance at 12/31/2018	$95,836	$23,487	$11,340	$130,663
Average AUM(1)	$84,647	$23,784	$10,793	$119,224

(1) Represents a five-point average of quarter-end balances for each period.

The components of our AUM are presented below as of December 31, 2019 and 2018 ($ in millions):

AUM: $148,916	AUM: $130,663

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $7.9 billion and $6.7 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2019 and 2018, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management
Our FPAUM is generally comprised of the following components:
•The amount of limited partner capital commitments for certain closed-end funds within the reinvestment period;
•The amount of limited partner invested capital for the aforementioned closed-end funds beyond the reinvestment period;
•The gross amount of aggregate collateral balance for CLOs, at par, adjusted for defaulted or discounted collateral; and
•The portfolio value, gross asset value or NAV.
The tables below present rollforwards of our total FPAUM by segment for the years ended December 31, 2019 and 2018 ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$81,870
Commitments	4,997	362	1,080	6,439
Subscriptions/deployment/increase in leverage	13,674	2,019	1,269	16,962
Redemptions/distributions/decrease in leverage	(6,446)	(1,567)	(867)	(8,880)
Change in fund value	2,181	3	(16)	2,168
Change in fee basis	(373)	(848)	(455)	(1,676)
FPAUM Balance at 12/31/2019	$71,880	17,040	$7,963	$96,883
Average FPAUM(1)	$65,278	$17,108	$7,353	$89,739

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2017	$49,450	$16,858	$6,189	$72,497
Commitments	4,768	1,049	1,580	7,397
Subscriptions/deployment/increase in leverage	10,434	896	678	12,008
Redemptions/distributions/decrease in leverage	(6,788)	(1,609)	(1,134)	(9,531)
Change in fund value	(10)	6	(20)	(24)
Change in fee basis	(7)	(129)	(341)	(477)
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$81,870
Average FPAUM(1)	$53,616	$17,306	$6,738	$77,660

(1) Represents a five-point average of quarter-end balances for each period.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis as of December 31, 2019 and 2018 ($ in millions):

FPAUM: $96,883	FPAUM: $81,870

Invested capital	Market value/other	Collateral balances (at par)	Capital commitments

Incentive Eligible Assets Under Management, Incentive Generating Assets Under Management and Available Capital
IEAUM generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds from which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IEAUM.
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
The charts below present our IEAUM and IGAUM by segment as of December 31, 2019 and 2018 ($ in millions):

Incentive Eligible AUM

$87,432
$8,399
$21,312
$57,721
$78,378
$7,515
$18,913
$51,950
12/31/19
12/31/18

Incentive Generating AUM
$41,177
$3,668
$14,833
$22,676
$37,972
$3,343
$6,989
$27,640
12/31/19
12/31/18

Credit	Private Equity	Real Estate

The charts below present our available capital, which we refer to as dry powder, and AUM not yet paying fees by segment as of December 31, 2019 and 2018 ($ in millions):

Available Capital
$34,582
$5,297
$5,270
$24,015
$38,075
$4,466
$6,747
$26,862
12/31/19
12/31/18

AUM Not Yet Paying Fees
$27,147
$2,583
$2,505
$22,059
$28,180
$1,681
$1,691
$24,808
12/31/19
12/31/18

Credit	Private Equity	Real Estate

Management Fees Fund Duration

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the years ended December 31, 2019 and 2018, 81% and 84%, respectively, of our segment management fees were attributable to funds with three or more years in duration. The charts below present the composition of our segment management fees by the initial fund duration for the years ended December 31, 2019 and 2018:

Permanent Capital	10 or more years	7 to 9 years	3 to 6 years	Fewer than 3 years	Differentiated Managed Accounts(1)	Managed Accounts

(1) Differentiated managed accounts have been managed by the Company for longer than three years, are investing in illiquid strategies or are co-investments structured to pay management fees.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the year ended December 31, 2019 or represented at least 1% of the Company’s total FPAUM as of December 31, 2019, and for which we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
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
Components of Consolidated Results of Operations
Revenues
Management Fees.  Management fees are generally based on a defined percentage of average fair value of assets, total commitments, invested capital, NAV, net investment income or par value of the investment portfolios managed by us. The fees are generally based on a quarterly measurement period and amounts can be paid in advance or in arrears depending on the terms set forth in each fund's investment management agreement. Management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability. Additional details regarding our management fees are presented below:
Credit Group:
•Syndicated loans and high yield bonds: Typical management fees range from 0.35% to 0.50% of par plus cash or NAV. The syndicated loan funds have an average management contract term from the closing date of 10.5 years as of December 31, 2019 and the fee ranges generally remain unchanged at the close of the re-investment period. The funds in the high-yield strategy generally represent open-ended managed accounts, which typically do not include investment period termination or management contract expiration dates.
•Multi-asset credit: Typical management fees range from 0.50% to 1.50% of NAV. The funds in this strategy are generally open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates. The funds in this strategy include ARDC, a publicly-traded closed-end fund, which does not have an investment period termination date. The funds in this strategy, (excluding ARDC, which is a permanent capital vehicle), had an average management contract term from the closing date of 4.5 years as of December 31, 2019.

•Alternative credit: Typical management fees range from 0.50% to 1.50% of NAV, gross asset value, committed capital or invested capital. The funds in this strategy had an average management contract term from the closing date of 6.3 years as of December 31, 2019.
•U.S and European direct lending: Typical management fees range from 0.75% to 1.50% of invested capital, NAV or total assets (in certain cases, excluding cash and cash equivalents). Following the expiration or termination of the investment period, the fee basis for certain closed-end funds and managed accounts in this strategy generally change either to the aggregate cost or to market value of the portfolio investments. In addition, management fees include the ARCC Part I Fees. Management fees on the lower end of the typical fee range are generally accompanied by transaction-based fees. The funds in this strategy (excluding ARCC, which is a permanent capital vehicle) had an average management contract term from the closing date of 4.4 years as of December 31, 2019.

Private Equity Group:
•Corporate opportunities, infrastructure and power and energy opportunities: Typical management fees range from 1.50% to 2.00% of total capital commitments during the investment period. The management fees for corporate private equity funds generally step down to between 0.75% and 1.25% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period or (ii) the launch of a successor fund. The infrastructure and power funds generally step down the fee base to the aggregated adjusted cost of unrealized portfolio investments, while retaining the same fee rate, following the expiration or termination of the investment period. The funds in this strategy had an average management contract term from the closing date of 10.2 years as of December 31, 2019.
•Special opportunities funds: Typical management fees range from 1.00% to 1.50% of the lesser of the aggregate cost basis of unrealized portfolio investments or committed capital. The funds in this strategy are comprised of closed-end funds, with investment period termination or management contract termination dates. The special opportunities funds also include managed accounts, which generally do not include investment period termination or management contract termination dates. The funds in this strategy had an average management contract term from the closing date of 9.9 years as of December 31, 2019.
Real Estate Group:
•Real Estate equity and debt funds: Typical management fees range from 0.50% to 1.50% of invested capital, stockholders’ equity, total capital commitments or a combination thereof. Following the expiration or termination of the investment period the basis on which management fees are earned for certain closed-end funds, managed accounts and co-investment vehicles in this strategy changes from committed capital to invested capital with no change in the management fee rate. The funds in these strategies (excluding ACRE, which is a permanent capital vehicle) had an average management contract term from the closing date of 9.3 years as of December 31, 2019.
As of the reporting date, accrued but unpaid management fees, net of management fee reductions and management fee offsets, are included in due from affiliates on the Consolidated Statements of Financial Condition. See Note 10, “Related Party Transactions,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
Carried Interest Allocation. In certain fund structures, carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms in each fund’s governing documents. Additional details regarding our carried interest are presented below:

Credit Group:
•Multi-asset credit and alternative credit: Typical carried interest represents 15% to 20% of each carried interest eligible fund’s profits, subject to a preferred return of approximately 7% to 8% per annum.

•U.S. and European direct lending: Typical carried interest represents 10% to 20% of each carried interest eligible fund’s profits, or cumulative realized capital gains (net of cumulative realized losses and unrealized capital depreciation), and are subject to a preferred return rate of approximately 5% to 8% per annum.
Private Equity Group:
•Private equity funds: Carried interest represents 20% of each carried interest eligible fund’s profits, subject to a preferred return of approximately 8% per annum.
Real Estate Group:
•Real estate funds: Typical carried interest represents 10% to 20% of each carried interest eligible fund’s profits, subject to a preferred return of approximately 8% to 10% per annum.
We may be liable to certain funds for previously realized carried interest allocation if the fund’s investment values decline below certain return hurdles, which vary from fund to fund. For detailed discussion of contingencies on performance income, see Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Incentive Fees. Incentive fees earned on the performance of certain fund structures are recognized based on the fund’s performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are no longer subject to reversal. Additional details regarding our incentive fees are presented below:
Credit Group:
•Syndicated loans and high yield bonds: Typical incentive fees represents 15% to 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 12% per annum.
•Multi-asset credit and alternative credit: Typical incentive fees represents 12.5% to 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 5% to 7% per annum.

•U.S. and European direct lending: Typical incentive fees represents 10% to 20% of each incentive eligible fund’s profits, or cumulative realized capital gains (net of cumulative realized losses and unrealized capital depreciation), and are subject to a preferred return rate of approximately 5% to 8% per annum.
Real Estate Group:
•Real Estate debt: Incentive fees we receive from ACRE are based on a percentage of the difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and an amount derived from the weighted average issue price per share of ACRE’s common stock in its public offerings multiplied by the weighted average number of shares of common stock outstanding.
Principal Investment Income (Loss). Principal investment income (loss) consists of interest and dividend income and net realized and unrealized gains (losses) on equity method investments that we manage. Interest and dividend income are recognized on an accrual basis to the extent that such amounts are expected to be collected. A realized gain (loss) may be recognized when we redeem all or a portion of our investment or when we receive a distribution of capital. Unrealized gains (losses) on investments result from appreciation (depreciation) in the fair value of our investments, as well as reversals of previously recorded unrealized appreciation (depreciation) at the time the gain (loss) on an investment becomes realized.

Administrative, Transaction and Other Fees. Other fees primarily include revenue from administrative services provided to certain of our affiliated funds that are paid to us. In addition, we may receive fees from certain affiliated funds based on income to those funds from loan originations that we refer to as transaction-based fees.
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
Performance Related Compensation. Performance related compensation includes compensation directly related to carried interest allocation and incentive fees, which generally consists of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance income participation is generally structured as a fixed percentage, typically 60-80%, or as an annual award. We have an obligation to pay our professionals a portion of the carried interest allocation or incentive fees earned from certain funds, including carried interest allocation or incentive fees from Consolidated Funds that are eliminated in consolidation. The performance related compensation payable is calculated based upon the recognition of carried interest allocation and incentive fees and is not payable until the carried interest allocation or incentive fee is realized.
Although changes in performance related compensation are directly correlated with changes in performance income reported within our segment results, this correlation does not always exist when our results are reported on a fully consolidated basis in accordance with GAAP. This discrepancy is caused when performance income earned from our Consolidated Funds is eliminated upon consolidation and performance related compensation is not.

General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, occupancy, travel, communication and information services, placement fees, depreciation and amortization, and other general operating items.
Expenses of Consolidated Funds. Consolidated Funds’ expenses consist primarily of costs incurred by our Consolidated Funds, including professional services fees, research expenses, trustee fees, travel expenses and other costs associated with administering these funds and with launching new products.
Other Income (Expense)
Net Realized and Unrealized Gains (Losses) on Investments. A realized gain (loss) may be recognized when we redeem all or a portion of our investment or when we receive a distribution of capital. Unrealized gains (losses) on investments result from appreciation (depreciation) in the fair value of our investments, as well as reversals of previously recorded unrealized appreciation (depreciation) at the time the gain (loss) on an investment becomes realized.
Interest and Dividend Income. Interest and dividend income is primarily generated from investments in products that we manage. Interest and dividend income are both recognized on an accrual basis to the extent that such amounts are expected to be collected.
Interest Expense. Interest expense includes interest related to our Credit Facility, which has a variable interest rate based upon a credit spread that is adjusted with changes to corporate credit ratings, to our senior notes, which have a fixed coupon rate, and to certain term loans that were extinguished in 2018.
Other Income (Expense), Net. Other income (expense), net consists of transaction gains (losses) and other non-operating and non-investment related activity, such as loss on disposal of assets, among other items.
Net Realized and Unrealized Gains (Losses) on Investments of Consolidated Funds. Realized gains (losses) may arise from dispositions of investments held by our Consolidated Funds. Unrealized gains (losses) are recorded to reflect appreciation (depreciation) of investments held by the Consolidated Funds due to periodic changes in fair value of the investments, as well as reversals of previously recorded unrealized appreciation (depreciation) when the gain (loss) on an investment becomes realized.
Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds primarily includes interest and dividend income generated from the underlying investment securities of our Consolidated Funds.
Interest Expense of Consolidated Funds. Interest expense primarily consists of interest related to our Consolidated CLOs’ loans payable and, to a lesser extent, revolving credit lines, term loans and notes of other Consolidated Funds. The interest expense of the Consolidated CLOs is solely the responsibility of such CLOs and there is no recourse to us if the CLO is unable to make interest payments.
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
Non-Controlling Interests. Net income attributable to non-controlling interests in Consolidated Funds represents the ownership interests that third parties hold in entities that are consolidated into our consolidated financial statements.

Net income attributable to non-controlling interests in Ares Operating Group entities represents the results attributable to strategic investment partners based on the proportional daily average ownership in Ares Operating Group entities.

For additional discussion on components of our consolidated results of operations, see Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of December 31, 2019, approximately 70% of our assets under management were in funds with a remaining contractual life of three years or more, approximately 73% were in funds with an initial duration greater than seven years at time of closing and 90% of our management fees are derived from permanent capital, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.
U.S. credit markets rallied in the fourth quarter of 2019, capping off a strong year of performance. Prices moved higher across the markets as relatively attractive valuations and a constructive macroeconomic backdrop supported investor sentiment. More specifically, capital markets were buoyed by accommodative Federal Reserve policy, an initial resolution in U.S.-China trade relations and a generally positive economic outlook from key central banks. Against this backdrop, the CSLLI, a leveraged loan index, returned 1.7% in the fourth quarter of 2019 while the ICE BofA High Yield Master II Index, a high yield bond index, returned 2.6%. The fourth quarter cemented a strong year with the leveraged loan and high yield bond markets returning 8.2% and 14.4%, respectively, in 2019.
European credit markets experienced similar results as broader market sentiment benefited from progress on the U.S.-China trade agreement, increased clarity related to Brexit and supportive European Central Bank policy. Additionally, the return of the Corporate Sector Purchase Programme in November provided a boost to corporate credit prices. In this environment, the Credit Suisse Western European Leveraged Loan Index (“WELLI”) returned 0.8% while the ICE BofA European Currency High Yield Constrained Index returned 2.1% for the fourth quarter. Solid performance through year-end contributed to full year 2019 returns of 5.0% for the WELLI and 11.4% for the ICE BofA European Currency High Yield Constrained Index.
In the U.S., the S&P 500 Index returned an additional 9.1% through the fourth quarter of 2019 bringing the full year 2019 performance to 31.5% capping at near record highs across the U.S. equity markets. This comes as a significant rebound from a 2018 that saw the S&P 500 index finish the year down 5.2% after a volatile fourth quarter in 2018 wiped out all gains from the year. Outside the U.S., global equity markets had similar strong rebound performance with the MSCI All Country World ex USA Index, appreciating 8.9% in the fourth quarter bringing total 2019 appreciation to 21.5% and erasing the negative 14.2% performance from 2018. Competition in the intermediated private equity auction market remains robust as ample dry power and an abundance of low-cost debt have kept purchase price multiples near historical highs. Leverage levels remain elevated and are even higher when adjustments to EBITDA are taken into account. These dynamics have led to a significant compression in private equity risk premiums. We continue to believe careful company selection, a focus on high-quality assets and a differentiated view to drive value creation are of key to driving performance in the current market environment.
Commercial real estate property prices continued to rise by approximately 4% across major European cities and 5% across major U.S. cities according to Real Capital Analytics. Sales volume, compared to its 2018 levels for both regions, reflected deep and liquid transactions markets driven by robust global institutional investor appetite for the asset class. Tight labor markets, healthy consumer spending and low interest rates supported tenant demand and resulted in keeping occupancies and rents at or near their cyclical highs. U.S. real estate lending remained active with originations exceeding last year’s record pace. Supply activity remains below average across Europe and the U.S., and the use of leverage has been generally disciplined. Given a stable macroeconomic backdrop albeit with slower expected GDP growth, we believe supply and demand fundamentals should stay balanced.
In 2019, some of the considerations informing our strategic decisions included:

• Our ability to fundraise and increase AUM and fee paying AUM. During the year ended December 31, 2019, we raised $23.8 billion of gross AUM, both in commingled and SMAs, and continued to expand our investor base, raising capital from over 75 different funds and 151 institutional investors, including 51 direct institutional investors that were new to Ares. Our fundraising efforts helped drive AUM growth of approximately 14% for 2019. During 2020, we expect that our fundraising will come from a combination of our existing and new strategies primarily in the U.S and Europe. As of December 31, 2019, we also had $27.1 billion of AUM not yet paying fees, which represents approximately $255.6 million in annual potential management fee revenue. Of the $255.6 million, $233.5 million relates to $25.2 billion of AUM available for future deployment. Our pipeline of potential fees, coupled with our future fundraising opportunities, gives us the potential to increase our management fees in 2020.

• Our ability to attract new capital and investors with our broad multi asset class product offering. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation and income generation. We continually seek to create avenues to meet our investors’ evolving needs by offering an expansive range of investment funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. We continue to expand our distribution channels, seeking to meet the needs of insurance companies, as well as the needs of traditional institutional investors, such as pension funds, sovereign wealth funds, and endowments. If market volatility persists or increases, investors may seek absolute return strategies that seek to mitigate volatility. We offer a variety of investment strategies depending upon investors’ risk tolerance and expected returns.

• Our disciplined investment approach and successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our investment funds. Greater competition, high valuations, cost of credit and other general market conditions have affected and may continue to affect our ability to identify and execute attractive investments. Under our disciplined investment approach, we deploy capital only when we have sourced a suitable investment opportunity at an attractive price. During the year ended December 31, 2019, we deployed $27.4 billion of gross capital across our investment groups compared to approximately $22.4 billion deployed in 2018. As of December 31, 2019, we had $34.6 billion of capital available for investment and we remain well-positioned to invest our assets opportunistically.
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
• Our ability to continue to achieve stable dividend payments to investors. Our dividend policy for our Class A common stock is closely aligned with our core management fee business. We intend to provide a steady quarterly dividend for each calendar year that will be based on our after-tax fee related earnings, with future potential changes based on the level and growth of our after-tax fee related earnings. Our fixed dividend is reassessed each year based upon the level and growth of our after-tax fee related earnings. As fee related earnings reflect the core earnings of our business and consists of management fees less compensation and general and administrative expenses, having our recurring dividend based on this amount removes volatility from our dividend and enables investors to receive what we believe is an attractive after-tax, qualifying dividend yield.

See “Item 1A. Risk Factors” included in this Annual Report on Form 10-K for a discussion of the risks to which our businesses are subject.

Recent Transactions

On January 21, 2020, a subsidiary of Ares entered into a definitive agreement to acquire a controlling interest in SSG Capital Holdings Limited and its operating subsidiaries (collectively, “SSG”), a leading Asian alternative asset management firm. Headquartered in Hong Kong with offices across Asia, SSG manages private credit and special situations funds.

The sale of National Veterinary Associates (“NVA”) previously announced on June 17, 2018 by one of our private equity funds was completed in February 2020.

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 6.7% of our AUM as of December 31, 2019, 3.4% of our management fees and 2.0% of our performance income for the year ended December 31, 2019. As of December 31, 2019, we consolidated 16 CLOs and eight private funds, and as of December 31, 2018, we consolidated 13 CLOs and 10 private funds.
The activity of the Consolidated Funds is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders' equity. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as non-controlling interests in the Consolidated Funds in our consolidated financial statements.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see Note 16 “Consolidation” to our consolidated financial statements included herein.

Results of Operations
Consolidated Results of Operations
We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented. The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,		2019 vs 2018
	2019	2018	Favorable (Unfavorable)
			$ Change	% Change
Revenues
Management fees (includes ARCC Part I Fees of $164,396 and $128,805 for the years ended December 31, 2019 and 2018, respectively)	$979,417	$802,502	$176,915	22%
Carried interest allocation	621,872	42,410	579,462	NM
Incentive fees	69,197	63,380	5,817	9
Principal investment income (loss)	56,555	(1,455)	58,010	NM
Administrative, transaction and other fees	38,397	51,624	(13,227)	(26)
Total revenues	1,765,438	958,461	806,977	84
Expenses
Compensation and benefits	653,352	570,380	(82,972)	(15)
Performance related compensation	497,181	30,254	(466,927)	NM
General, administrative and other expenses	270,219	215,964	(54,255)	(25)
Expenses of Consolidated Funds	42,045	53,764	11,719	22
Total expenses	1,462,797	870,362	(592,435)	(68)
Other income (expense)
Net realized and unrealized gains (losses) on investments	9,554	(1,884)	11,438	NM
Interest and dividend income	7,506	7,028	478	7
Interest expense	(19,671)	(21,448)	1,777	8
Other expense, net	(7,840)	(851)	(6,989)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	15,136	(1,583)	16,719	NM
Interest and other income of Consolidated Funds	395,599	337,875	57,724	17
Interest expense of Consolidated Funds	(277,745)	(222,895)	(54,850)	(25)
Total other income	122,539	96,242	26,297	27
Income before taxes	425,180	184,341	240,839	131
Income tax expense	52,376	32,202	(20,174)	(63)
Net income	372,804	152,139	220,665	145
Less: Net income attributable to non-controlling interests in Consolidated Funds	39,704	20,512	19,192	94
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	184,216	74,607	109,609	147
Net income attributable to Ares Management Corporation	148,884	57,020	91,864	161
Less: Series A Preferred Stock dividends paid	21,700	21,700	—	—
Net income attributable to Ares Management Corporation Class A common stockholders	$127,184	$35,320	91,864	260

NM - Not Meaningful

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Management Fees. Total management fees increased by $176.9 million, or 22%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in total management fees was primarily due to the Credit Group, driven by an increase in ARCC Part I Fees and by higher FPAUM from capital deployments in direct lending funds. Total management fees also increased in the Real Estate Group and Private Equity Group by having higher FPAUM from new commitments during the current year. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $579.5 million to $621.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was principally composed of the following ($ in millions, unless otherwise noted):

	Year Ended December 31, 2019	Primary Drivers	Year Ended December 31, 2018	Primary Drivers
Credit funds	$129.5	10 direct lending funds with $11.2 billion of IGAUM generating returns in excess of their hurdle rates, primarily from Ares Capital Europe III, L.P. ("ACE III"), Ares Capital Europe IV, L.P. ("ACE IV") and Ares Private Credit Solutions, L.P. ("PCS") that generated $30.1 million, $48.6 million and $30.6 million of carried interest allocation during the period, respectively. ACE IV and PCS were higher primarily due to additional deployment, while ACE III was lower primarily due to the fund moving past its investment period.	$82.6	10 direct lending funds with $7.9 billion of IGAUM generating returns in excess of their hurdle rates, primarily from ACE III, ACE IV and PCS that generated carried interest allocation during the period of $50.0 million, $8.6 million and $16.3 million, respectively.
Private equity funds	416.5	Market appreciation of Ares Corporate Opportunities Fund III, L.P.'s (“ACOF III”) investments in Floor & Decor and a professional services company; increased fair value of Ares Corporate Opportunities Fund IV, L.P.'s ("ACOF IV") investment in NVA resulting from the sale of the company; and market appreciation across several ACOF IV and Ares Corporate Opportunities Fund V, L.P. ("ACOF V") portfolio companies.	(168.7)	Market depreciation of ACOF III's investment in Floor & Decor; Market depreciation across several ACOF IV portfolio companies
Real estate funds	75.9	Market appreciation from multiple properties within six of our U.S. real estate equity funds, EF IV and five European real estate equity funds.	128.5
Market appreciation from multiple properties within seven of our U.S. real estate equity funds, EF IV and two European real estate funds. In addition, there was a sale of a large conference resort center in Colorado, held in multiple funds, that generated returns in excess of hurdle rates.

Carried interest allocation	$621.9		$42.4

Incentive Fees. Incentive fees increased by $5.8 million, or 9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to a greater number of direct lending funds that generated incentive fees during the current year and not in the prior year. In addition, an increase in deployment from funds that generated incentive fees in both the current and prior years contributed to the increase in incentive fees. This increase was partially offset by $50.2 million of ARCC Part II Fees that were recognized in 2018 and not in 2019.
Principal Investment Income (Loss). Principal investment income (loss) increased by $58.0 million to $56.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase during the current year period was primarily driven by a higher fair value of our investment in ACOF III as a result of market appreciation of its investment in Floor & Decor.
Administrative, Transaction and Other Fees. Administrative fees and other fees decreased by $13.2 million, or 26%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease during the current year was primarily driven by lower transaction-based fees within certain funds in our Credit Group that fluctuate with the volume of capital deployed.
Compensation and Benefits.  Compensation and benefits expenses increased by $83.0 million, or 15%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by higher incentive compensation attributable to the operating performance of our Company, an increase in ARCC Part I Fees compensation and 8% headcount growth.
Equity compensation expense also increased by $8.0 million, or 9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to additional restricted units granted as part of our annual bonus program and to certain retention awards, including restricted units granted to our Chief Executive Officer during the third quarter of 2018. Additionally, our annual equity compensation bonus program commenced in 2016 with awards scheduled to vest over a four year service period. As such, equity compensation expense for the current year reflects expenses associated with four years of bonus grants, whereas equity compensation expense for the prior year includes only three years of bonus grants.
Performance Related Compensation.  Performance related compensation increased by $466.9 million to $497.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in performance related compensation is largely correlated with the respective increases in carried interest allocation and incentive fees described above.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $54.3 million, or 25%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due to several factors including a non-cash impairment charge of $20.0 million that was recognized during the third quarter of 2019 to certain intangible assets that were recorded as part of our acquisition of the Energy Investors Funds ("EIF"). The impairment was recognized since there was a lower number of legacy EIF investors that committed to invest into the successor funds and the decision by management to no longer introduce the successor funds under the EIF trade name. As a result, these changes are expected to decrease the future expected cash flows from management fees generated by EIF's existing client relationships and to decrease the royalties attributable to EIF's trade name. The increase was also driven by higher professional service fees of $13.3 million during the current year, largely as a result of professional services related to due diligence, marketing and legal expenses related to the expansion of our insurance and Asia platforms and to other strategic initiatives. Additionally, placement fees increased by $19.6 million due to new commitments to a fund in our special opportunities strategy during the current year. The prior year includes an $11.8 million one-time reimbursement to ARCC for certain rent and utilities for the first quarter of 2018 and the years ended 2017, 2016, 2015 and 2014. Beginning in the second quarter of 2018, we began to incur occupancy and marketing expenses that were previously incurred by ARCC. This resulted in approximately $2.3 million in incremental recurring expenses for the year ended December 31, 2019.
Expenses of Consolidated Funds. Expenses of Consolidated Funds decreased by $11.7 million, or 22%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily driven by higher professional fees incurred as a result of a greater number of CLO debt issuances and refinances during the prior year. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition.

Other Income (Expense)
When evaluating the changes in other income (expense), we separately analyze the other income generated by the Company from the investment returns generated by our Consolidated Funds.
Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments increased from net realized and unrealized losses on investments of $1.9 million for the year ended December 31, 2018 to net realized and unrealized gains on investments of $9.6 million for the year ended December 31, 2019. The increase during the current year was primarily driven by higher net gains from our CLO securities, which rebounded from the market dislocation at the end of 2018, and higher net gains recognized on our foreign currency hedging instruments where the offsetting change in unrealized is recorded in principal investment income.
Interest Expense. Interest expense decreased by $1.8 million, or 8%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease during the current year was primarily driven by the pay-off of term loans that had financed certain investments in CLOs during the second quarter of 2018. The decrease was partially offset by a higher average outstanding balance of the Credit Facility during 2019 when compared to 2018.

Other Expense, Net. Other expense, net is principally composed of transaction gains (losses) associated with currency fluctuations for our businesses domiciled outside of the U.S. and remain volatile based on the fluctuations in foreign currency exchange rates. Other expense, net for the year ended December 31, 2018 also included debt extinguishment costs recorded in connection with the repayment of term loans resulting from the removal of US risk retention requirements associated with our syndicated loan business.
Net Realized and Unrealized Gains (Losses) on Investments of Consolidated Funds. Net realized and unrealized gains (losses) on investments of Consolidated Funds increased from net realized and unrealized losses on investments of Consolidated Funds of $1.6 million for the year ended December 31, 2018 to net realized and unrealized gains on investments of Consolidated Funds of $15.1 million for the year ended December 31, 2019. The increase was primarily driven by higher net gains on the securities held by the CLOs, which rebounded from market dislocation at the end of 2018.

Interest and Other Income of Consolidated Funds. Interest and other income of the Consolidated Funds increased by $57.7 million, or 17%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by additional interest paying assets from three additional CLOs that we began consolidating subsequent to December 31, 2018 resulting in an increase in interest income during the current year.
Interest Expense of Consolidated Funds. Interest expense of the Consolidated Funds increased by $54.9 million, or 25%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily the result of interest expense from debt issued for three additional CLOs we began consolidating subsequent to December 31, 2018, resulting in an increase in interest expense during the current year.
Income Tax Expense. Income tax expense increased by $20.2 million, or 63%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was attributable to higher income allocable to Ares Management Corporation that also increased due to higher controlling ownership. However, the tax rate in the current year is significantly lower than the prior year because the prior year's tax rate reflected one-time deferred tax expenses from the embedded net unrealized gains of both carried interest and the investment portfolio that were not subject to corporate taxes prior to our election to be taxed as a corporation for U.S. federal income tax purposes during 2018.
Non-Controlling Interests. Net income attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management Corporation and is allocated based on the weighted average daily ownership of the AOG unitholders. The weighted average daily ownership for non-controlling AOG unitholders decreased from 55.8% for the year ended December 31, 2018 to 52.0% for the year ended December 31, 2019. The decrease in non–controlling ownership was primarily driven by our Class A common stock offering during the year ended December 31, 2019 and by stock option exercises and vesting of restricted stock awards during the year ended December 31, 2019.
Net income attributable to non-controlling interests in Ares Operating Group entities increased by $109.6 million, or 147%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily a result of the increase in income before taxes.

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
Discussed below are our results of operations for our reportable segments. We separately discuss the OMG. This information is used by our management to make operating decisions, assess performance and allocate resources.

FRE, RI and Other Measures
FRE and RI are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For definitions of each of these non-GAAP financial measures see the Glossary. The following table sets forth FRE and RI by segment for the years ended December 31, 2019 and 2018 ($ in thousands):

			2019 vs 2018
	Year Ended December 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Fee Related Earnings:
Credit Group	$414,212	$325,153	$89,059	27%
Private Equity Group	114,419	106,036	8,383	8
Real Estate Group	25,482	23,950	1,532	6
Operations Management Group	(230,454)	(199,827)	(30,627)	(15)
Fee Related Earnings	$323,659	$255,312	68,347	27
Realized Income:
Credit Group	$471,643	$372,338	$99,305	27%
Private Equity Group	212,564	150,532	62,032	41
Real Estate Group	51,757	67,605	(15,848)	(23)
Operations Management Group	(232,478)	(195,079)	(37,399)	(19)
Realized Income	$503,486	$395,396	108,090	27

Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to RI and FRE ($ in thousands):

	Year Ended December 31,
	2019	2018
Income before taxes	$425,180	$184,341
Adjustments:
Depreciation and amortization expense	40,602	25,087
Equity compensation expense	97,691	89,724
Acquisition and merger-related expense	16,266	2,936
Deferred placement fees	24,306	20,343
Other (income) expense, net(1)	(460)	13,489
Net expense of non-controlling interests in consolidated subsidiaries	2,951	3,343
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(39,174)	(20,643)
Unconsolidated performance (income) loss - unrealized	(303,142)	247,212
Unconsolidated performance related compensation - unrealized	206,799	(221,343)
Unconsolidated net investment loss - unrealized	32,467	50,907
Realized Income	503,486	395,396
Unconsolidated performance income - realized	(402,518)	(357,207)
Unconsolidated performance related compensation - realized	290,382	251,597
Unconsolidated net investment income - realized	(67,691)	(34,474)
Fee Related Earnings	$323,659	$255,312

(1) 2018 period includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

Results of Operations by Segment

Credit Group—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change
Management fees (includes ARCC Part I Fees of $164,396 and $128,805 for the years ended December 31, 2019 and 2018, respectively)	$713,853	$564,899	$148,954	26%
Other fees	17,124	23,247	(6,123)	(26)
Compensation and benefits	(261,662)	(218,148)	(43,514)	(20)
General, administrative and other expenses	(55,103)	(44,845)	(10,258)	(23)
Fee Related Earnings	$414,212	$325,153	89,059	27

Management Fees. The chart below presents Credit Group management fees and effective management fee rates for the years ended December 31, 2019 and 2018 ($ in millions):
ARCC Part I fees increased primarily due to higher net interest and dividend income levels as ARCC deployed more capital and grew total assets during 2019, including through an increase in leverage that became available at the end of the second quarter of 2019. ARCC Part I fees additionally increased by $10 million due to the expiration of the quarterly fee waiver at the end of the third quarter of 2019. This increase in capital deployment at ARCC also resulted in an increase in management fees of $24.3 million in the current year. Management fees on existing direct lending funds similarly benefited from increased deployment, with an increase of $50.2 million in management fees from ACE IV, PCS and Ares Senior Direct Lending Fund L.P. (“SDL”) in 2019. CLOs accounted for approximately 9% of the Credit Group's management fees for the year ended December 31, 2019 and for approximately 10% of the Credit Group's management fees for the year ended December 31, 2018.

The increase in the effective management fee rate was primarily due to deployment in direct lending funds with higher effective fee rates for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Other Fees. Other fees decreased by $6.1 million, or 26%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease from the prior year was primarily driven by lower transaction-based fees within certain funds in our Credit Group that fluctuate with the volume of capital deployed.
Compensation and Benefits. Compensation and benefits expenses increased by $43.5 million, or 20%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by an increase in ARCC Part I Fees compensation of $21.6 million during the current year. The increase was further driven by 8% headcount growth and by higher incentive compensation attributable to improved operating performance. We continue to hire investment professionals to support our growing U.S. and European direct lending AUM, which increased by 15%.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $10.3 million, or 23%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily driven by higher occupancy and overhead costs from headcount growth. Beginning in the second quarter of 2018, we also began to incur occupancy and marketing expenses that were previously incurred by ARCC. This resulted in approximately $2.3 million in incremental recurring expenses for the year ended December 31, 2019. Additionally, we continue to invest in expanding our retail distribution footprint through a joint venture, which paid an incremental $2.3 million of fees to a third party broker for retail distribution services during the year ended December 31, 2019.
Realized Income:
The following table presents the components of the Credit Group's RI and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change
Fee Related Earnings	$414,212	$325,153	$89,059	27%
Performance income-realized	104,442	121,270	(16,828)	(14)
Performance related compensation-realized	(61,641)	(75,541)	13,900	18
Realized net performance income	42,801	45,729	(2,928)	(6)
Investment income-realized	2,457	2,492	(35)	(1)
Interest and other investment income-realized	18,670	10,350	8,320	80
Interest expense	(6,497)	(11,386)	4,889	43
Realized net investment income	14,630	1,456	13,174	NM
Realized Income	$471,643	$372,338	99,305	27

NM - Not Meaningful

Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income decreased by $2.9 million, or 6%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Realized net performance income for the year ended December 31, 2019 was principally composed of incentive fees from certain direct lending funds that generated incentive fees during the current year and not in the prior year, in addition to funds that generated incentive fees in both years but had higher incentive fees in the current year due to increased deployment. Realized net performance income for the year ended December 31, 2018 included net ARCC Part II Fees of $15.1 million and tax distributions received from ACE III and certain other direct lending funds that exceeded the amounts received in 2019.
Realized net investment income increased by $13.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by investment income related to distributions from our U.S. direct lending funds. The increase during the current period was further driven by lower interest expense as a result of the pay-off of term loans that had financed certain investments in CLOs during the second quarter of 2018.

Credit Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Credit Group ($ in thousands):

	As of December 31,
	2019	2018
ACE II	$29,858	$27,060
ACE III	76,628	63,338
ACE IV	57,388	8,517
CSF III	13,991	9,962
ARCC	—	50,246
PCS	52,029	21,009
Other credit funds	83,101	30,523
Total Credit Group	$312,995	$210,655

The change in accrued carried interest and incentive fee receivable from the prior year was primarily attributable to the following: (i) a $210.9 million increase in total unrealized carried interest allocation for year ended December 31, 2019; offset by (ii) the realization of $104.4 million of carried interest allocation and incentive fees realized during the year ended December 31, 2019; (iii) $7.8 million of net incentive fees for which the cash receipt did not occur in the year the realization was recognized; and (iv) foreign currency translation and other adjustments.

The following table presents the components of the total change in unrealized carried interest allocation and incentive fees for the Credit Group for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACE II	$—	$3,002	$3,002	$7,246	$3,514	$10,760
ACE III	15,733	14,395	30,128	28,111	21,876	49,987
ACE IV	—	48,612	48,612	—	8,572	8,572
CSF III	—	4,029	4,029	703	2,348	3,051
ARCC	—	—	—	50,246	—	50,246
PCS	—	30,557	30,557	—	16,289	16,289
Other credit funds	88,709	5,870	94,579	34,964	(24,949)	10,015
Total Credit Group	$104,442	$106,465	$210,907	$121,270	$27,650	$148,920

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group for the years ended December 31, 2019 and 2018 ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Net new par/equity commitments	1,124	165	(13)	2,298	2,253	764	6,591
Net new debt commitments	3,360	—	—	75	6,060	1,189	10,684
Distributions	(1,346)	(1,230)	(396)	(523)	(2,110)	(663)	(6,268)
Change in fund value	302	533	259	273	1,560	773	3,700
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Average AUM(1)	$20,928	$3,734	$2,569	$6,841	$44,958	$24,823	$103,853

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2017	$16,530	$4,630	$3,333	$4,791	$30,640	$11,808	$71,732
Net new par/equity commitments	268	293	128	1,597	7,504	11,315	21,105
Net new debt commitments	3,162	—	—	—	4,254	1,924	9,340
Distributions	(956)	(808)	(639)	(950)	(3,182)	(1,209)	(7,744)
Change in fund value	(124)	(91)	(61)	10	1,452	217	1,403
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Average AUM(1)	$17,827	$4,413	$3,006	$5,199	$36,387	$17,815	$84,647

(1) Represents a five-point average of quarter-end balances for each period
Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group for the years ended December 31, 2019 and 2018 ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Commitments	3,811	162	112	681	231	—	4,997
Subscriptions/deployment/increase in leverage	354	4	38	1,230	7,451	4,597	13,674
Redemptions/distributions/decrease in leverage	(1,176)	(1,137)	(451)	(566)	(2,082)	(1,034)	(6,446)
Change in fund value	141	441	249	169	858	323	2,181
Change in fee basis	—	—	—	—	(239)	(134)	(373)
FPAUM Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Average FPAUM(1)	$20,099	$3,735	$2,118	$3,631	$24,880	$10,815	$65,278

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2017	$15,251	$4,629	$2,809	$3,434	$16,869	$6,458	$49,450
Commitments	4,196	282	17	133	110	30	4,768
Subscriptions/deployment/increase in leverage	—	12	42	480	6,212	3,688	10,434
Redemptions/distributions/decrease in leverage	(945)	(805)	(610)	(1,239)	(1,954)	(1,235)	(6,788)
Change in fund value	(170)	(90)	(62)	18	420	(126)	(10)
Change in fee basis	(4)	(3)	—	—	—	—	(7)
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Average FPAUM(1)	$16,913	$4,412	$2,473	$3,356	$18,787	$7,675	$53,616

(1) Represents a five-point average of quarter-end balances for each period

The components of our AUM for the Credit Group are presented below as of December 31, 2019 and 2018 ($ in millions):

AUM: $110,543	AUM: $95,836

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $7.9 billion and $6.7 billion of AUM of funds for which we indirectly earn management fees as of December 31, 2019 and 2018, respectively.

The charts below present FPAUM for the Credit Group by its fee basis as of December 31, 2019 and 2018 ($ in millions):

FPAUM: $71,880	FPAUM: $57,847

Market value/other	Collateral balances (at par)	Invested capital	Capital commitments

Credit Group—Fund Performance Metrics as of December 31, 2019
ARCC contributed approximately 52% of the Credit Group’s total management fees for the year ended December 31, 2019. In addition to ARCC, five significant funds, ACE III, ACE IV, PCS, Ares Credit Strategies Fund III L.P. (“CSF III”) and SDL, contributed approximately 15% of the Credit Group’s management fees for the year ended December 31, 2019. ACE III and ACE IV focus on direct lending to European middle market companies, and PCS targets junior capital needs of upper middle market companies in North America. CSF III focuses on European and U.S. direct lending strategies. SDL focuses on investing predominantly in directly originated senior secured loans in North America.
        The following table presents the performance data for our significant non-drawdown fund in the Credit Group as of December 31, 2019 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(2)	2004	$16,623	N/A	2.8	N/A	11.4	N/A	11.8	U.S. Direct Lending

(1)Since inception returns are annualized.
(2)Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.

The following table presents the performance data of our significant drawdown funds as of December 31, 2019 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
CSF III	2010	$1,175	$1,135	$1,209	$617	$1,153	$1,770	1.5x	1.5x	9.1	7.8	European & U.S. Direct Lending
ACE III(7)	2015	4,964	2,822	2,479	596	2,561	3,157	1.4x	1.3x	14.0	10.2	European Direct Lending
PCS	2017	3,627	3,365	1,898	161	1,914	2,075	1.2x	1.1x	13.0	9.0	U.S. Direct Lending
ACE IV Unlevered(8)	2018	9,653	2,851	1,446	35	1,502	1,537	1.1x	1.1x	12.5	9.1	European Direct Lending
ACE IV Levered(8)			4,819	2,412	84	2,568	2,652	1.1x	1.1x	18.4	13.6
SDL Unlevered(9)	2018	4,871	922	267	6	272	278	1.1x	1.0x	11.0	7.4	U.S. Direct Lending
SDL Levered(9)			2,045	568	18	594	612	1.1x	1.1x	20.0	12.7

(1)Realized proceeds represent the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest and other expenses, as applicable.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest, as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 14.7% and 10.8%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered, and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 14.1% and 9.5%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.1x and 1.1.x, respectively. The gross and net IRR for ACE IV (G) Levered are 19.2% and 13.7%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.1x and 1.1.x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)Gross and net fund-level IRRs for SDL Unlevered and SDL Levered do not represent an annualized return as the time elapsed from the date of the first capital call is less than one year.

Private Equity Group—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change
Management fees	$211,614	$198,182	$13,432	7%
Other fees	162	1,008	(846)	(84)
Compensation and benefits	(78,259)	(74,672)	(3,587)	(5)
General, administrative and other expenses	(19,098)	(18,482)	(616)	(3)
Fee Related Earnings	$114,419	$106,036	8,383	8

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates for the years ended December 31, 2019 and 2018 ($ in millions):
The increase in management fees was primarily due to the launch of Ares Energy Opportunities Fund, L.P. ("AEOF") in the fourth quarter of 2018, which generated management fees of $13.9 million for the year ended December 31, 2019, of which $0.7 million was attributable to one-time catch-up fees during the current year.
Compensation and Benefits. Compensation and benefits expenses increased by $3.6 million, or 5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by higher incentive compensation attributable to improved operating performance and by an increase in headcount during the current year, which also contributed to the increase in general and administrative expenses from the prior year.

Realized Income:
The following table presents the components of the Private Equity Group's RI and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Fee Related Earnings	$114,419	$106,036	$8,383	8%
Performance income-realized	264,439	139,820	124,619	89
Performance related compensation-realized	(211,550)	(111,764)	(99,786)	(89)
Realized net performance income	52,889	28,056	24,833	89
Investment income-realized	47,696	17,816	29,880	168
Interest and other investment income-realized	5,046	4,624	422	9
Interest expense	(7,486)	(6,000)	(1,486)	(25)
Realized net investment income	45,256	16,440	28,816	175
Realized Income	$212,564	$150,532	62,032	41

Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the year ended December 31, 2019 were primarily attributable to realizations from multiple investments sold within ACOF III as the fund continued to liquidate its remaining investments, including the sales of its positions in a real estate development portfolio company, in a professional services portfolio company, and the partial sale of its position in Floor & Decor.
Realized net performance income and realized net investment income for the year ended December 31, 2018 were primarily attributable to realizations from the partial monetization of multiple investments held within ACOF III, including partial sale of its position in Floor & Decor.
Private Equity Group—Carried Interest
The following table presents the accrued carried interest for the Private Equity Group ($ in thousands):

	As of December 31,
	2019	2018
ACOF III	$156,053	$316,377
ACOF IV	343,546	183,595
ACOF V	75,099	—
EIF V	28,242	—
AEOF	27,377	—
Other funds	28,576	6,900
Total Private Equity Group	$658,893	$506,872

The following table presents the components of the total unrealized gains (losses) in the carried interest allocation for the Private Equity Group for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACOF III	$268,895	$(160,324)	$108,571	$138,216	$(254,201)	$(115,985)
ACOF IV	—	159,951	159,951	1,604	(33,759)	(32,155)
ACOF V	—	75,099	75,099	—	—	—
EIF V	—	28,242	28,242	—	(16,215)	(16,215)
AEOF	—	27,377	27,377	—	—	—
Other funds	(4,456)	21,717	17,261	—	(4,361)	(4,361)
Total Private Equity Group	$264,439	$152,062	$416,501	$139,820	$(308,536)	$(168,716)

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group for the years ended December 31, 2019 and 2018 ($ in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2018	$17,159	$3,842	$1,733	$753	$23,487
Net new equity commitments	1,195	—	1,592	364	3,151
Net new debt commitments	—	—	25	—	25
Distributions	(3,364)	(401)	(46)	(2)	(3,813)
Change in fund value	2,163	(208)	223	138	2,316
Balance at 12/31/2019	$17,153	$3,233	$3,527	$1,253	$25,166
Average AUM(1)	$17,440	$3,549	$2,572	$976	$24,537

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2017	$18,557	$4,423	$1,550	$—	$24,530
Net new equity commitments	213	354	175	756	1,498
Net new debt commitments	—	—	100	—	100
Distributions	(844)	(982)	(74)	—	(1,900)
Change in fund value	(767)	47	(18)	(3)	(741)
Balance at 12/31/2018	$17,159	$3,842	$1,733	$753	$23,487
Average AUM(1)	$18,003	$4,033	$1,597	$755	$23,784

(1) Represents a five-point average of quarter-end balances for each period; except for energy opportunities for the 2017 to 2018 period, which represents the average calculated using AUM on the strategy's first fund's inception date and December 31, 2018.
Private Equity Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Private Equity Group for the years ended December 31, 2019 and 2018 ($ in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Commitments	—	—	—	362	362
Subscriptions/deployment/increase in leverage	1,133	91	795	—	2,019
Redemptions/distributions/decrease in leverage	(1,153)	(211)	(203)	—	(1,567)
Change in fund value	3	—	—	—	3
Change in fee basis	(775)	—	(73)	—	(848)
FPAUM Balance at 12/31/2019	$10,924	$3,352	$1,720	$1,044	$17,040
Average FPAUM(1)	$11,385	$3,416	$1,440	$867	$17,108

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2017	$12,073	$4,019	$766	$—	$16,858
Commitments	13	354	—	682	1,049
Subscriptions/deployment/increase in leverage	149	38	709	—	896
Redemptions/distributions/decrease in leverage	(490)	(939)	(180)	—	(1,609)
Change in fund value	(6)	—	12	—	6
Change in fee basis	(23)	—	(106)	—	(129)
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Average FPAUM(1)	$12,026	$3,621	$977	$682	$17,306

(1) Represents a five-point average of quarter-end balances for each period; except for energy opportunities for the 2017 to 2018 period, which represents the average calculated using AUM on the strategy's first fund's inception date and December 31, 2018.

The components of our AUM for the Private Equity Group are presented below as of December 31, 2019 and 2018 ($ in millions):

AUM: $25,166	AUM: $23,487

FPAUM	Non-fee paying	AUM not yet paying fees	General partner and affiliates

The charts below present FPAUM for the Private Equity Group by its fee basis as of December 31, 2019 and 2018 ($ in millions):

FPAUM: $17,040	FPAUM: $17,071

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of December 31, 2019
        Our significant funds combined for approximately 90% of the Private Equity Group’s management fees for the year ended December 31, 2019. ACOF IV, U.S. Power Fund IV ("USPF IV") and Ares Special Situations Fund IV, L.P. ("SSF IV") are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V, EIF V and AEOF are in deployment mode. ACOF III is no longer considered a significant fund as it stopped paying management fees in 2019.
The following table presents the performance data as of December 31, 2019 for our significant funds in the Private Equity Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF IV	2010	$1,356	$1,688	$2,121	$1,385	$1,332	$2,717	1.3x	1.2x	7.2	3.6	Infrastructure and Power
ACOF IV	2012	5,511	4,700	4,214	3,117	4,803	7,920	1.9x	1.6x	18.6	12.1	Corporate Private Equity
EIF V	2015	872	801	795	287	748	1,035	1.3x	1.2x	17.1	10.9	Infrastructure and Power
SSF IV(7)	2015	1,608	1,515	3,181	1,754	1,467	3,221	1.0x	1.0x	1.1	(0.9)	Special Opportunities
ACOF V	2017	8,524	7,850	5,672	303	6,508	6,811	1.2x	1.1x	14.6	8.1	Corporate Private Equity
AEOF	2018	1,254	1,120	733	9	913	922	1.3x	1.1x	NA	NA	Energy Opportunities

(1)Realized proceeds represent the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments. Realized proceeds exclude any proceeds related to bridge financings.
(2)Unrealized value represents the fair market value of remaining investments. Unrealized value does not take into account any bridge financings. There can be no assurance that unrealized investments will be realized at the valuations indicated.
(3)The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest and other expenses, as applicable. The gross MoIC for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, gross MoIC would be 1.8x for ACOF IV and 1.2x for ACOF V.
(4)The net MoIC for the infrastructure and power and SSF IV is calculated at the fund-level. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. For SSF IV, cash flows used in the gross IRR calculation are based on the actual dates of the cash flows. For all other funds, cash flows are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable. The gross IRR for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRR would be 18.5% for ACOF IV and 14.2% for ACOF V.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have generally been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)In January 2017, a new team assumed portfolio management of SSF IV. In addition to presenting the cumulative performance measure for SSF IV, we have also adopted a new performance measurement called “SSF IV 2.0”. SSF IV 2.0 is a subset of SSF IV positions and is intended to provide insight into the new team’s cumulative investment performance. SSF IV 2.0 investments represent (i) existing and re-underwritten positions by the new team on January 1, 2017 and (ii) all new investments made by the new team since January 1, 2017. As part of the re-underwriting process, each liquid investment in the SSF IV portfolio was evaluated and a determination was made whether to continue to hold such investment in the SSF IV portfolio or dispose of such investment. At the same time, legacy illiquid investments have been excluded from the SSF IV 2.0 track record as it was not possible to dispose of such investments in the near-term due to their private, illiquid nature. Since January 2017, SSF IV 2.0 has generated gross and net internal rates of return of 12.3% and 8.2% through December 31, 2019, respectively. The IRR is an annualized since inception internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Cash flows used in the IRRs calculations are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable. The net IRRs are calculated after giving effect to estimated management fees, carried interest, as applicable, and other expenses.

Real Estate Group—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change
Management fees	$87,063	$73,663	$13,400	18%
Other fees	792	33	759	NM
Compensation and benefits	(49,124)	(38,623)	(10,501)	(27)
General, administrative and other expenses	(13,249)	(11,123)	(2,126)	(19)
Fee Related Earnings	$25,482	$23,950	1,532	6

NM - Not Meaningful

Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates for the years ended December 31, 2019 and 2018 ($ in millions):
Ares European Real Estate Fund V SCSp (“EF V”), which launched in the first quarter of 2018, generated additional management fees of $20.3 million during the current year, of which $8.2 million was attributable to one-time catch up fees from additional capital commitments to the fund during the year ended December 31, 2019.

The increase in effective management fee rates between periods was primarily due to deployment of capital within the most recent vintages of our real estate equity funds. Our latest U.S. real estate equity funds pay a fixed fee on committed capital and that fee increases once that capital is invested. As a result, our effective fee rate temporarily decreases immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits.  Compensation and benefits expenses increased by $10.5 million, or 27%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by the addition of new senior executives in 2019, by certain market based increases for senior executives and by a 4% increase in headcount during the current year.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.1 million, or 19%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. General, administrative and other expenses was driven by higher placement fees of $1.9 million for the year ended December 31, 2019 in connection with the launch of Ares US Real Estate Fund IX, L.P. ("US IX"), EF V and other U.S. equity and debt real estate funds.
Realized Income:
The following table presents the components of the Real Estate Group's RI and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change
Fee Related Earnings	$25,482	$23,950	$1,532	6%
Performance income-realized	33,637	96,117	(62,480)	(65)
Performance related compensation-realized	(17,191)	(64,292)	47,101	73
Realized net performance income	16,446	31,825	(15,379)	(48)
Investment income-realized	8,020	11,409	(3,389)	(30)
Interest and other investment income-realized	5,633	2,257	3,376	150
Interest expense	(3,824)	(1,836)	(1,988)	(108)
Realized net investment income	9,829	11,830	(2,001)	(17)
Realized Income	$51,757	$67,605	(15,848)	(23)

Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income for the year ended December 31, 2019 was primarily attributable to sales of multiple properties held within various U.S. real estate equity funds and to tax distributions received primarily from US VIII and EF IV. Realized net performance income for the year ended December 31, 2018 was primarily attributable to gains on the sale of a large conference resort center in Colorado that was held in multiple funds and to tax distributions received from EF IV.
Realized net investment income for the year ended December 31, 2019 was primarily attributable to sales of multiple properties held within various U.S. real estate equity funds resulting in realized gains from our investments in these funds and to interest income from our investment in a U.S. real estate equity fund that was made in the fourth quarter of 2018. Realized net investment income for the year ended December 31, 2018 was primarily attributable to the aforementioned sale of the conference resort center in Colorado and sales of multiple properties held within US VIII and within various other U.S. real estate equity funds resulting in net realized gains from our investments in these funds.

Real Estate Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Real Estate Group ($ in thousands):

	As of December 31,
	2019	2018
US VIII	$61,119	$50,847
US IX	6,844	—
EF IV	70,440	65,166
Other real estate funds	67,707	57,236
Subtotal	206,110	173,249
Other fee generating funds(1)	7,268	12,197
Total Real Estate Group	$213,378	$185,446

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
The change in accrued carried interest and incentive fee receivable from the prior year was primarily attributable to the following: (i) a $78.3 million increase in total unrealized carried interest allocation for the year ended December 31, 2019; (ii) offset by the realization of $33.6 million of carried interest allocation and incentive fees realized during the year ended December 31, 2019; (iii) $16.9 million of carried interest allocation realized in 2018 and not received until 2019; and (iii) foreign currency translation and other adjustments.
The following table presents the components of total change in unrealized incentive fees and carried interest allocation for the Real Estate Group for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
US VIII	$6,500	$10,273	$16,773	$—	$17,907	$17,907
US IX	—	6,844	6,844	—	—	—
EF IV	11,501	5,435	16,936	24,301	14,334	38,635
Other real estate funds	9,967	26,992	36,959	68,970	4,071	73,041
Subtotal	27,968	49,544	77,512	93,271	36,312	129,583
Other fee generating funds(1)	5,669	(4,929)	740	2,846	(2,640)	206
Total Real Estate Group	$33,637	$44,615	$78,252	$96,117	$33,672	$129,789

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group for the years ended December 31, 2019 and 2018 ($ in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Net new equity commitments	452	1,102	807	2,361
Net new debt commitments	—	—	633	633
Distributions	(1,147)	(408)	(134)	(1,689)
Change in fund value	325	183	54	562
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Average AUM(1)	$3,742	$4,175	$4,225	$12,142

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2017	$4,578	$2,704	$2,947	$10,229
Net new equity commitments	813	1,456	578	2,847
Net new debt commitments	—	—	75	75
Distributions	(1,608)	(428)	(173)	(2,209)
Change in fund value	380	(21)	39	398
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Average AUM(1)	$4,342	$3,365	$3,086	$10,793

(1) Represents a five-point average of quarter-end balances for each period.

Real Estate Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Real Estate Group for the years ended December 31, 2019 and 2018 ($ in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Commitments	290	790	—	1,080
Subscriptions/deployment/increase in leverage	230	277	762	1,269
Redemptions/distributions/decrease in leverage	(401)	(248)	(218)	(867)
Change in fund value	(1)	(63)	48	(16)
Change in fee basis	(222)	(233)	—	(455)
FPAUM Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Average FPAUM(1)	$2,593	$3,565	$1,195	$7,353

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2017	$3,062	$2,064	$1,063	$6,189
Commitments	350	1,230	—	1,580
Subscriptions/deployment/increase in leverage	259	392	27	678
Redemptions/distributions/decrease in leverage	(797)	(151)	(186)	(1,134)
Change in fund value	4	(64)	40	(20)
Change in fee basis	(139)	(202)	—	(341)
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Average FPAUM(1)	$2,915	$2,822	$1,001	$6,738

(1) Represents a five-point average of quarter-end balances for each period.

The components of our AUM for the Real Estate Group are presented below as of December 31, 2019 and 2018 ($ in millions):

AUM: $13,207	AUM: $11,340

FPAUM	AUM not yet paying fees	Non-fee paying	General partner and affiliates

The charts below present FPAUM for the Real Estate Group by its fee basis as of December 31, 2019 and 2018 ($ in millions):

FPAUM: $7,963	FPAUM: $6,952

Capital commitments	Invested capital	Market value/other(1)

(1)Market value/other includes ACRE's fee paying AUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group—Fund Performance Metrics as of December 31, 2019

Our significant funds in the Real Estate Group combined for approximately 60% of the Real Estate Group’s management fees for the year ended December 31, 2019. EF IV and EF V are commingled funds focused on real estate assets located in Europe, primarily in the United Kingdom, France and Germany. US IX is a commingled equity fund focused on real estate assets located in United States. EF IV is in harvest mode, meaning it is generally not seeking to deploy capital into new investment opportunities, while US IX and EF V are in deployment mode.
The following table presents the performance data as of December 31, 2019 for our significant funds in the Real Estate Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
EF IV(7)	2014	$918	$1,302	$1,143	$1,007	$816	$1,823	1.6x	1.4x	19.1	13.8	European Real Estate Equity
US IX	2017	1,051	1,040	769	35	778	813	1.1x	1.1x	13.4	9.0	U.S. Real Estate Equity
EF V(8)	2018	1,954	1,968	397	42	398	440	1.1x	1.0x	NA	NA	European Real Estate Equity

(1)Realized proceeds include distributions of operating income, sales and financing proceeds received.
(2)Unrealized value represents the fair value of remaining investments. There can be no assurance that unrealized investments will be realized at the valuations indicated.
(3)The gross MoIC is calculated at the investment level and is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, carried interest and other expenses, as applicable.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees, carried interest or has such fees rebated outside of the fund. The net MoIC is after giving effect to management fees, carried interest as applicable and other expenses. Net fund-level MoICs would generally likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. Cash flows used in the gross IRR calculation are assumed to occur at quarter-end. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, exclude interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees or carried interest or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)EF IV is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net MoIC and gross and net IRRs presented in the table are for the Euro denominated parallel fund. The gross and net IRRs for the U.S. dollar denominated parallel fund are 18.8% and 13.8%, respectively. The gross and net MoIC for the U.S. dollar denominated parallel fund are 1.6x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing.  All other values for EF IV are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross MoIC presented in the table is for the Euro denominated parallel fund. The gross and net MoIC for the U.S. dollar denominated parallel fund are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Fee Related Earnings:
The following table presents the components of the OMG's FRE and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change
Compensation and benefits	$(139,162)	$(124,812)	$(14,350)	(11)%
General, administrative and other expenses	(91,292)	(75,015)	(16,277)	(22)
Fee Related Earnings	$(230,454)	$(199,827)	(30,627)	(15)

Compensation and Benefits.  Compensation and benefits expenses increased by $14.4 million, or 11%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by higher incentive compensation attributable to improved overall operating performance and by headcount growth during the current year. Headcount growth was principally due to the expansion of our business operations teams as we have launched a new office in India to internalize certain business functions during the second half of 2019. The full year impact of these hires is not reflected in the current year and will increase compensation expenses in future periods. This expense growth is expected to be offset by reduced professional services expenses reflected within general, administrative and other expenses.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $16.3 million, or 22%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by higher occupancy and overhead costs from a 9% headcount growth and by initiatives focused on improving the scalability and efficiency of our business support functions through automation and centralization of certain activities. During the fourth quarter of 2019, we also incurred $6.5 million of costs pertaining to an ongoing SEC matter relating to certain of our compliance policies and procedures. We have been cooperating with the SEC, and we believe this matter is nearing resolution and the majority of the related expenses have been incurred.

Realized Income:
The following table presents the components of the OMG's RI and the changes from the prior year ($ in thousands):

	Year Ended December 31,		Favorable (Unfavorable)

	2019	2018	$ Change	% Change
Fee Related Earnings	$(230,454)	$(199,827)	$(30,627)	(15)%
Investment income-realized	—	4,790	(4,790)	(100)
Interest and other investment income (loss)-realized	(160)	2,184	(2,344)	NM
Interest expense	(1,864)	(2,226)	362	16
Realized net investment income (loss)	(2,024)	4,748	(6,772)	NM
Realized Income	$(232,478)	$(195,079)	(37,399)	(19)

Realized income for the periods presented was composed of FRE, as explained above, and realized net investment income for the respective periods.
Realized net investment income decreased from $4.7 million for the year ended December 31, 2018 to realized net investment loss of $2.0 million for the year ended December 31, 2019. We recorded realized gains from the sale of our non–core energy investments in the prior year.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of December 31, 2019, our cash and cash equivalents were $138.4 million and we had $70.0 million of borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage covenant and we remain in compliance with all covenants as of December 31, 2019. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business for the foreseeable future.
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
Stock offerings and repurchases are additional sources and uses of liquidity, respectively. For a discussion of transactions occurring in the current period, see Note 14, “Equity,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Net realized performance income also provides us with a source of liquidity. Performance income may be realized when a portfolio investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or hurdle rate or may be realized at the end of each fund’s measurement period when investment performance exceeds a stated benchmark or hurdle rate. For a summary of accrued carried interest and incentive fee receivables by segment, see “— Results of Operations by Segment.”

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

Cash Flows
The table below summarizes our consolidated statements of cash flows by activity attributable to the Company and to our Consolidated Funds. Negative amounts represent a net outflow or use of cash ($ in thousands).

	Year Ended December 31,
	2019	2018
Net cash provided by the Company's operating activities	$309,073	$394,282
Net cash used in the Consolidated Funds' operating activities	(2,392,094)	(1,811,340)
Net cash used in operating activities	(2,083,021)	(1,417,058)
Net cash used in the Company's investing activities	(16,796)	(18,419)
Net cash used in the Company's financing activities	(260,366)	(379,988)
Net cash provided by the Consolidated Funds' financing activities	2,382,696	1,785,283
Net cash provided by financing activities	2,122,330	1,405,295
Effect of exchange rate changes	5,624	21,500
Net change in cash and cash equivalents	$28,137	$(8,682)

Operating Activities
Net cash flows used in operating activities was $2.1 billion for the year ended December 31, 2019 compared to $1.4 billion for the year ended December 31, 2018. Net cash flows provided by the Company's operating activities was $309.1 million for the year ended December 31, 2019 compared to $394.3 million for the year ended December 31, 2018. While net income of the Company increased by $201.5 million from the prior year, net proceeds from sale of investments decreased by $127.2 million largely attributable to the sale of $206.0 million of CLO securities in the prior year following the removal of U.S. risk retention requirements related to open market CLO managers.
Net cash used in the Consolidated Funds' operating activities was $2.4 billion for the year ended December 31, 2019 compared to $1.8 billion for the year ended December 31, 2018. Net cash used in the Consolidated Funds' operating activities was principally attributable to the investment purchases of recently launched funds during both periods that correlates with the change in cash provided by financing activities.
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
Investing Activities
Net cash used in the Company's investing activities was principally composed of furniture, fixtures, equipment and leasehold improvements purchased during both periods to support the growth in our staffing levels and our expanding global presence.
Financing Activities
Net cash used in the Company's financing activities was $260.4 million for the year ended December 31, 2019 compared to $380.0 million for the year ended December 31, 2018. Net cash used in the Company's financing activities for the year ended December 31, 2019 was principally composed of $345.4 million of distributions to AOG unitholders and dividends to our Class A common stockholders and Series A Preferred stockholders, $165.0 million of net repayments on the Company's Credit Facility and $10.4 million of stock repurchases, offset by $206.7 million of net proceeds from our Class A common stock offering and $90.5 million of net cash proceeds from exercises of stock options granted to certain of our employees.
Net cash used in the Company's financing activities for the year ended December 31, 2018 was principally composed of $334.3 million of distributions to AOG unitholders, common and preferred shareholders and $137.0 million of net repayments on the Company's debt facilities, offset by $105.3 million of net proceeds from our common share offering. The increase in distributions and dividends was primarily due to the increase in Class A common stock outstanding during 2019, as a result of our common share offering and by stock option exercises and vesting of restricted stock awards during the year.
Net cash provided by Consolidated Funds' financing activities was $2.4 billion for the year ended December 31, 2019 compared to $1.8 billion for the year ended December 31, 2018. Net cash provided by Consolidated Funds' financing activities was principally attributable to borrowings of newly launched funds for both periods. Net borrowings of our Consolidated Funds was $2.3 billion for the year ended December 31, 2019 compared to net borrowings of $1.9 billion for the year ended December 31, 2018. Net contributions to our Consolidated Funds were $76.6 million and $88.7 million for the year ended December 31, 2019 and 2018, respectively.
Capital Resources
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

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiaries, our Luxembourg subsidiary and our broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2019, we were required to maintain approximately $32.3 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management Corporation that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. federal income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA with the TRA recipients that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. As of December 31, 2019, the TRA liability balance was $26.5 million. In 2018, there were exchanges of approximately 13.1 million of AOG Units for shares of our Class A common stock. In connection with these conversions, we recognized deferred tax benefits of $25.2 million, which increased additional paid in capital by $3.8 million and our TRA liability by $21.4 million. An immaterial number of AOG Units were exchanged prior to 2018 and during the year ended December 31, 2019.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see Note 7, “Debt,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Series A Preferred Stock
For a discussion of our equity, including our Series A Preferred Stock, see Note 14, “Equity,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Principles of Consolidation

We consolidate entities based on either a variable interest model or voting interest model. As such, for entities that are determined to be variable interest entities (“VIEs”), we consolidate those entities where we have both significant economics and the power to direct the activities of the entity that impact economic performance. For limited partnerships and similar entities evaluated under the voting interest model, we do not consolidate those entities for which we act as the general partner unless we hold a majority voting interest.

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

The creditors of the consolidated VIEs do not have recourse to us other than to the assets of the consolidated VIEs. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

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

Financial assets and liabilities measured and reported at fair value are classified as follows:

•Level I—Quoted prices in active markets for identical instruments.

•Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

•Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

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

Equity-Based Compensation

We granted certain restricted units with a vesting condition based upon the volume-weighted, average closing price of shares of our Class A common stock meeting or exceeding a stated price for 30 consecutive calendar days on or prior to January 1, 2028, referred to as the market condition. Vesting is also generally subject to continued employment at the time such market condition is achieved. Under the terms of the awards, if the price target is not achieved by the close of business on January 1, 2028, the unvested market condition awards will be automatically canceled and forfeited, with any expense that was previously recognized reversed.

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

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize accrued interest and penalties related to unrecognized tax positions in interest expense and general, administrative and other expenses, respectively, in the Consolidated Statements of Operations.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new legislation is passed or new information becomes available.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on the Company can be found in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to the Consolidated Financial Statements” included in this Annual Report on Form 10-K.

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

Contractual Obligations, Commitments and Contingencies
The following table sets forth information relating to our contractual obligations of the Company and of the Consolidated Funds as of December 31, 2019 ($ in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
The Company:
Operating lease obligations(1)	$30,935	$62,440	$53,512	$55,529	$202,416
Debt obligations payable(2)	—	—	246,609	—	246,609
Capital lease obligations	549	1,017	274	—	1,840
Interest obligations on debt(3)	16,094	32,188	27,430	—	75,712
Credit Facility(4)	—	—	70,000	—	70,000
Capital commitments(5)	387,434	—	—	—	387,434
Subtotal	435,012	95,645	397,825	55,529	984,011
Consolidated Funds:
Debt obligations payable	71,500	1,194	17,550	8,311,127	8,401,371
Interest obligations on debt(3)	229,917	683,396	455,022	1,095,460	2,463,795
Capital commitments of Consolidated Funds(5)	13,201	—	—	—	13,201
Total	$749,630	$780,235	$870,397	$9,462,116	$11,862,378

(1)The table includes future minimum commitments for our operating leases. Office space, computer and communication equipment are leased under agreements with expirations ranging from one-year contracts to lease commitments through 2030. Rent expense includes only base contractual rent. These amounts include total rent payments of $10.5 million under the terms of an operating lease that did not commence as of December 31, 2019.
(2)Debt obligations include $250 million of senior notes, net of unamortized discount.
(3)Interest obligations reflect future interest payments on outstanding debt obligations with stated interest rates.
(4)Represents outstanding balance under the Credit Facility as of December 31, 2019 and maturity date of March 21, 2024.
(5)Represents commitments to fund certain investments. These amounts are generally due on demand and are therefore presented as obligations payable in the less than one-year.

We entered into a TRA with the TRA Recipients that requires us to pay them 85% of any tax savings realized by Ares Management Corporation from any step-up in tax basis resulting from an exchange of Ares Operating Group Units for shares of our Class A common stock or, at our option, for cash. Because the timing of amounts to be paid under the tax receivable agreement cannot be determined, this contractual commitment has not been presented in the table above. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability, and we may be required to incur additional debt to satisfy this liability.
For further discussion of our capital commitments, indemnification arrangements and contingent obligations, see Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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
For the year ended December 31, 2019, the fund management fees that were recognized from open-ended funds in liquid credit strategies with fees subject to change based upon fluctuations in market values were approximately 4%. As such, a hypothetical 10% decrease in fair value of our managed funds’ investments as of December 31, 2019 would not have a material impact on our management fees.

Effect on Carried Interest Allocation
We earn carried interest allocation from certain of our funds when such funds achieve specified performance criteria. Our carried interest allocation will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact, including, but not limited to, the following :
•the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;
•whether such performance criteria are measured annually or over the life of the fund;
•to the extent applicable, the prior-period performance of each fund in relation to its performance criteria; and
•whether each funds’ performance related distributions are subject to contingent repayment.
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

See Note 9, “Commitments and Contingencies,” to our consolidated financial statements included in this Annual Report on Form 10-K for discussion on amount of performance income, net of tax distributions, subject to contingent repayment if we assumed all existing investments were worthless.
Effect on Investment Income

An investment gain (loss) is realized when we redeem all or a portion of our investment or when we receive cash income, such as interest or dividends. Unrealized investment gain (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized appreciation (depreciation) at the time an investment is realized.
Changes in the fair values of our funds’ investments directly impact unrealized principal investment income and unrealized gains on investments. A hypothetical incremental 10% decrease in the fair value of our investments as of December 31, 2019 would result in declines in principal investment income and unrealized gains on investments of $54.7 million and $16.3 million, respectively.

Exchange Rate Risk
Our funds hold investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees earned by funds with fee paying AUM denominated in foreign currencies as well as by funds with fee paying AUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments.
We manage our exposure to exchange rate risks through our regular operating activities, wherein we utilize payments received in foreign currencies to fulfill obligations in foreign currencies, and, when appropriate, through the use of derivative financial instruments to hedge the net foreign currency exposure in: the funds that we advise; the balance sheet exposure for certain direct investments denominated in foreign currencies; and the cash flow exposure for foreign currencies.
A portion of our management fees are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that as of December 31, 2019 a hypothetical 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would not result in a material change to management fees for the year ended December 31, 2019, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Interest Rate Risk
Our Credit Facility provides a $1.065 billion revolving line of credit with the ability to upsize to $1.35 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of March 21, 2024. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.25%. Our unused commitment fee is 0.15% per annum. As of December 31, 2019, we had $70.0 million of borrowings outstanding under the Credit Facility.
We estimate that in the event of a 100 basis point increase in interest rates, to the extent there is an outstanding revolver balance, we would be subject to the variable rate and would expect our interest expense to increase commensurately.
As credit-oriented investors, we are also subject to interest rate risk through the securities we hold in our Consolidated Funds. A 100 basis point increase in interest rates would be expected to negatively affect the fair value of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized gains on investments of the Company and the Consolidated Funds. The actual impact is dependent on the average duration and the amount of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100 basis points increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. In the cases where our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.
Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

Item 8.  Financial Statements and Supplementary Data
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in the F-pages of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Ares Management Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Management Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Ares Management Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Item 9B.  Other Information
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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 11.  Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

PART IV.
Item 15.  Exhibits, Financial Statement Schedules
(a)Documents Filed with Report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(b)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.1*	Description of Ares Management Corporation's Securities.
4.2	Indenture dated as of October 8, 2014 among Ares Finance Co. LLC, Ares Management, L.P., Ares Holdings Inc., Ares Domestic Holdings Inc., Ares Real Estate Holdings LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.3	First Supplemental Indenture dated as of October 8, 2014 among Ares Finance Co. LLC, Ares Management, L.P., Ares Holdings Inc., Ares Domestic Holdings Inc., Ares Real Estate Holdings LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.4	First Amendment, dated as of August 7, 2015, to the First Supplemental Indenture, dated October 8, 2014, to the indenture, dated October 8, 2014, among Ares Finance Co. LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 7, 2015).
4.5	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.6	Form of 7.00% Series A Preferred Stock Certificate (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
10.1	Third Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated November 26, 2018.
10.2	Fourth Amended and Restated Limited Partnership Agreement of Ares Offshore Holdings L.P. dated November 26, 2018.
10.3	Third Amended and Restated Limited Partnership Agreement of Ares Investments L.P. dated November 26, 2018.
10.4	Investor Rights Agreement.
10.5	Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018). #

Exhibit No.	Description
10.6	Fourth Amended and Restated Exchange Agreement, dated as of November 26, 2018.
10.7	Second Amended and Restated Tax Receivable Agreement.
10.8	Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 28, 2014).
10.9	Amendment No. 1, dated as of July 15, 2014, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.10	Amendment No. 2, dated as of September 24, 2014, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.11	Amendment No. 3, dated as of July 23, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on July 28, 2015).
10.12	Amendment No. 4, dated as of August 5, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on August 7, 2015).
10.13	Amendment No. 5, dated as of December 16, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on December 21, 2015).
10.14	Amendment No. 6, dated as of May 23, 2016, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).
10.15	Amendment No. 7, dated as of February 24, 2017, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429, filed with the SEC on February 27, 2017).
10.16	Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 16, 2014).
10.17	Form of Indemnification Agreement. #
10.18	Form of Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018). #
10.19	Form of Option Agreement under the Second Amended & Restated 2014 Equity Incentive Plan. #
10.20	Form of Phantom Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan. #
10.21	Form of ARCC Incentive Fee Award (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333-194919) filed with the SEC on April 11, 2014).
10.22	Form of Amended and Restated Limited Partnership Agreement of Carry Vehicles (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429, filed with the SEC on February 29, 2016).

Exhibit No.	Description
10.23	Form of Supplemental Award Agreement for Carried Interest (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429, filed with the SEC on February 29, 2016).
10.24	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429, filed with the SEC on February 27, 2017).
10.25	Form of Deferred Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018). #
10.26	Offer Letter for Michael R. McFerran, dated March 10, 2015 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-36429) filed with the SEC on March 20, 2015).
10.27	Form of Director Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018). #
10.28	Restricted Unit Agreement, dated as of July 31, 2018, by and between Michael J Arougheti and Ares Management, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on August 6, 2018). #
10.29	Amendment No. 8, dated as of March 21, 2019, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 26, 2019).
10.30	Stock Purchase Agreement, dated July 9, 2019, between Aspida Holdco, LLC and GBIG Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File 001-36429) filed with the SEC on July 9, 2019).
10.31	Second Amended and Restated Investment Advisory and Management Agreement, dated June 6, 2019, between Ares Capital Corporation and Ares Capital Management LLC (incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 6, 2019).
21.1*	Subsidiaries of Ares Management Corporation.
23.1*	Consent of Ernst and Young LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*   Filed herewith.
# Denotes a management contract or compensation plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES MANAGEMENT CORPORATION

Dated: February 27, 2020	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antony P. Ressler
	Name:	Antony P. Ressler	Dated: February 27, 2020
	Title:	Executive Chairman & Co-Founder

By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti	Dated: February 27, 2020
	Title:	Director, Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ Michael R. McFerran
	Name:	Michael R. McFerran	Dated: February 27, 2020
	Title:	Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ David B. Kaplan
	Name:	David B. Kaplan	Dated: February 27, 2020
	Title:	Director, Co-Founder & Co-Chairman of Private Equity Group

By:	/s/ Bennett Rosenthal
	Name:	Bennett Rosenthal	Dated: February 27, 2020
	Title:	Director, Co-Founder & Co-Chairman of Private Equity Group

By:	/s/ R. Kipp deVeer
	Name:	R. Kipp deVeer	Dated: February 27, 2020
	Title:	Director & Head of Credit Group

By:	/s/ Paul G. Joubert
	Name:	Paul G. Joubert	Dated: February 27, 2020
	Title:	Director

By:	/s/ Michael Lynton
	Name:	Michael Lynton	Dated: February 27, 2020
	Title:	Director

By:	/s/ Judy D. Olian
	Name:	Dr. Judy D. Olian	Dated: February 27, 2020
	Title:	Director

By:	/s/ Antoinette Bush
	Name:	Antoinette Bush	Dated: February 27, 2020
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ares Management Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of underlying investments of equity method investments

Description of the Matter	At December 31, 2019, the carrying value of the Company’s investments totaled $1,664 million, primarily consisting of equity method private investment partnership interests - principal of $390 million and equity method - carried interest of $1,135 million. As discussed further in Note 2 to the consolidated financial statements, the underlying investments of the Company’s equity method investments (“underlying investments”) are reported at fair value as determined by management by applying the valuation techniques and using the significant unobservable inputs described therein.

Auditing management’s determination of the fair value of the underlying investments that are valued using significant unobservable inputs is complex and involves a high degree of auditor subjectivity to address the higher estimation uncertainty.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process for the underlying investments. This included management’s review controls over the assessment of the valuation techniques and significant unobservable inputs used to estimate the fair value of the underlying investments and management’s review of the completeness and accuracy of the data used in these estimates.

Our audit procedures included, among others, evaluating, on a sample basis, the valuation techniques and significant unobservable inputs used by the Company in valuing the underlying investments and testing, on a sample basis, the mathematical accuracy of the related valuation models.

For example, for a sample of underlying investments that were valued using the market approach, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected earnings before interest, taxes, depreciation and amortization multiples or revenue multiples that were derived from comparable companies. These procedures included assessing the appropriateness of management’s determination of the comparable companies, and, where applicable, comparing the selected multiples to market observed transactions of such companies. For a sample of underlying investments that were valued using the discounted cash flow valuation technique, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected discount rates and projections of future cash flows. These procedures included comparing the selected discount rates to market data and/or recalculating these discount rates using investee specific information, such as the cost of equity. In addition, these procedures included comparing future projections to the current performance and the historical growth rates of the investees as well as to the growth rates of publicly traded comparable companies.

In some instances, with the involvement of our valuation specialists, we independently developed fair value estimates using investee specific and market information and compared our estimates to the fair value of the underlying investments. We searched for and evaluated information that corroborated or contradicted the significant unobservable inputs. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Los Angeles, California
February 27, 2020

Ares Management Corporation
Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of December 31,
	2019	2018
Assets
Cash and cash equivalents	$138,384	$110,247
Investments (includes accrued carried interest of $1,134,967 and $841,079 at December 31, 2019 and 2018, respectively)	1,663,664	1,326,137
Due from affiliates	268,099	199,377
Other assets	341,293	377,651
Right-of-use operating lease assets	143,406	—
Assets of Consolidated Funds:
Cash and cash equivalents	606,321	384,644
Investments, at fair value	8,727,947	7,673,165
Due from affiliates	6,192	17,609
Receivable for securities sold	88,809	42,076
Other assets	30,081	23,786
Total assets	$12,014,196	$10,154,692
Liabilities
Accounts payable, accrued expenses and other liabilities	$88,173	$83,221
Accrued compensation	37,795	29,389
Due to affiliates	71,445	82,411
Performance related compensation payable	829,764	641,737
Debt obligations	316,609	480,952
Operating lease liabilities	168,817	—
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	61,857	83,876
Payable for securities purchased	500,146	471,390
CLO loan obligations, at fair value	7,973,748	6,678,091
Fund borrowings	107,244	209,284
Total liabilities	10,155,598	8,760,351
Commitments and contingencies
Non-controlling interest in Consolidated Funds	618,020	503,637
Non-controlling interest in Ares Operating Group entities	472,288	302,780
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at December 31, 2019 and 2018, respectively)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (115,242,028 shares and 101,594,095 shares issued and outstanding at December 31, 2019 and 2018, respectively)	1,152	1,016
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at December 31, 2019 and 2018, respectively)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding at December 31, 2019 and 2018, respectively)	—	—
Additional paid-in-capital	525,244	326,007
Retained earnings	(50,820)	(29,336)
Accumulated other comprehensive loss, net of tax	(6,047)	(8,524)
Total stockholders' equity	768,290	587,924
Total equity	1,858,598	1,394,341
Total liabilities, non-controlling interests and equity	$12,014,196	$10,154,692

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)

	Year Ended December 31,
	2019	2018	2017
Revenues			As Adjusted
Management fees (includes ARCC Part I Fees of $164,396, $128,805 and $105,467 for the years ended December 31, 2019, 2018, and 2017, respectively)	$979,417	$802,502	$722,419
Carried interest allocation	621,872	42,410	620,454
Incentive fees	69,197	63,380	16,220
Principal investment income (loss)	56,555	(1,455)	64,444
Administrative, transaction and other fees	38,397	51,624	56,406
Total revenues	1,765,438	958,461	1,479,943
Expenses
Compensation and benefits	653,352	570,380	514,109
Performance related compensation	497,181	30,254	479,722
General, administrative and other expenses	270,219	215,964	196,730
Transaction support expense	—	—	275,177
Expenses of Consolidated Funds	42,045	53,764	39,020
Total expenses	1,462,797	870,362	1,504,758
Other income (expense)
Net realized and unrealized gains (losses) on investments	9,554	(1,884)	8,262
Interest and dividend income	7,506	7,028	7,043
Interest expense	(19,671)	(21,448)	(21,219)
Other income (expense), net	(7,840)	(851)	19,470
Net realized and unrealized gains (losses) on investments of Consolidated Funds	15,136	(1,583)	100,124
Interest and other income of Consolidated Funds	395,599	337,875	187,721
Interest expense of Consolidated Funds	(277,745)	(222,895)	(126,727)
Total other income	122,539	96,242	174,674
Income before taxes	425,180	184,341	149,859
Income tax expense (benefit)	52,376	32,202	(23,052)
Net income	372,804	152,139	172,911
Less: Net income attributable to non-controlling interests in Consolidated Funds	39,704	20,512	60,818
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	184,216	74,607	35,915
Net income attributable to Ares Management Corporation	148,884	57,020	76,178
Less: Series A Preferred Stock dividends paid	21,700	21,700	21,700
Net income attributable to Ares Management Corporation Class A common stockholders	$127,184	$35,320	$54,478
Net income per share of Class A common stock
Basic	$1.11	$0.30	$0.62
Diluted	$1.06	$0.30	$0.62
Weighted-average shares of Class A common stock:(1)
Basic	107,914,953	96,023,147	81,838,007
Diluted	119,877,429	96,023,147	81,838,007

(1) Year ended December 31, 2017 represents common units.

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year Ended December 31,
	2019	2018	2017
			As Adjusted
Net income	$372,804	$152,139	$172,911
Other comprehensive income:
Foreign currency translation adjustments, net of tax	3,322	(13,190)	13,927
Total comprehensive income	376,126	138,949	186,838
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	37,869	15,575	62,165
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	186,896	70,670	43,764
Comprehensive income attributable to Ares Management Corporation	$151,361	$52,704	$80,909

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Preferred Equity	Series A Preferred Stock	Shareholders' Equity	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2016	$298,761	$—	$301,790	$—	$—	$—	$(8,939)	$447,615	$338,035	$1,377,262
Changes in ownership interests and related tax benefits	—	—	(11,979)	—	—	—	—	(10,197)	—	(22,176)
Contributions	—	—	1,036	—	—	—	—	4,213	190,154	195,403
Distributions	(21,700)	—	(92,587)	—	—	—	—	(169,069)	(61,866)	(345,222)
Net income	21,700	—	54,478	—	—	—	—	35,915	60,818	172,911
Currency translation adjustment	—	—	—	—	—	—	4,731	7,849	1,347	13,927
Equity compensation	—	—	26,327	—	—	—	—	41,860	—	68,187
Balance at December 31, 2017	298,761	—	279,065	—	—	—	(4,208)	358,186	528,488	1,460,292
Cumulative effect of the adoption of ASC 606	—	—	(10,827)	—	—	—	—	(17,117)	5,333	(22,611)
As adjusted balance at January 1, 2018	298,761	—	268,238	—	—	—	(4,208)	341,069	533,821	1,437,681
Adoption of ASU 2018-02	—	—	1,202	—	—	—	(1,202)	—	—	—
Changes in ownership interests and related tax benefits	—	—	(26,712)	—	9,140	—	—	16,361	—	(1,211)
Consolidation of a new fund	—	—	—	—	—	—	—	—	42,942	42,942
Contributions	—	—	106,283	—	—	—	—	3,128	71,009	180,420
Dividends/Distributions	(16,275)	(5,425)	(104,501)	—	—	(30,348)	—	(177,797)	(159,710)	(494,056)
Net income	16,275	5,425	34,308	—	—	1,012	—	74,607	20,512	152,139
Currency translation adjustment	—	—	—	—	—	—	(3,114)	(3,937)	(4,937)	(11,988)
Equity compensation	—	—	36,245	—	2,820	—	—	49,349	—	88,414
Reclassifications resulting from conversion to a corporation	(298,761)	298,761	(315,063)	1,016	314,047	—	—	—	—	—
Balance at December 31, 2018	—	298,761	—	1,016	326,007	(29,336)	(8,524)	302,780	503,637	1,394,341
Relinquished with deconsolidation of funds	—	—	—	—	—	—	—	—	(55)	(55)
Changes in ownership interests and related tax benefits	—	—	—	22	(133,976)	—	—	105,341	—	(28,613)
Repurchases of Class A common stock	—	—	—	(4)	(10,445)	—	—	—	—	(10,449)
Contributions	—	—	—	70	206,635	—	—	1,876	172,851	381,432
Dividends/Distributions	—	(21,700)	—	—	—	(148,668)	—	(174,999)	(96,282)	(441,649)
Net income	—	21,700	—	—	—	127,184	—	184,216	39,704	372,804
Currency translation adjustment	—	—	—	—	—	—	2,477	2,680	(1,835)	3,322
Equity compensation	—	—	—	—	46,560	—	—	50,394	—	96,954
Stock option exercises	—	—	—	48	90,463	—	—	—	—	90,511
Balance at December 31, 2019	$—	$298,761	$—	$1,152	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$372,804	$152,139	$172,911
Adjustments to reconcile net income to net cash used in operating activities
Equity compensation expense	97,691	89,724	69,711
Depreciation and amortization	39,459	28,517	32,809
Net realized and unrealized gains (losses) on investments	(53,092)	12,935	(67,034)
Contingent consideration	—	—	(20,156)
Other non-cash amounts	—	10	(1,731)
Investments purchased	(278,798)	(248,460)	(257,295)
Proceeds from sale of investments	284,810	381,703	154,278
Allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains (losses) on investments	(15,136)	1,583	(100,124)
Other non-cash amounts	(8,383)	(4,519)	(4,470)
Investments purchased	(5,216,931)	(4,919,118)	(4,058,936)
Proceeds from sale of investments	3,077,755	2,756,924	2,303,315
Cash flows due to changes in operating assets and liabilities:
Net performance income receivable	(103,962)	29,578	(90,444)
Due to/from affiliates	(76,107)	33,023	(2,483)
Other assets	27,653	(66,795)	(36,786)
Accrued compensation and benefits	7,650	114	(105,109)
Accounts payable, accrued expenses and other liabilities	30,669	2,306	14,640
Allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(221,677)	171,856	(101,224)
Cash acquired/relinquished with consolidation/deconsolidation of Consolidated Funds	(81,059)	11,915	198,297
Change in other assets and receivables held at Consolidated Funds	(54,834)	11,962	(48,837)
Change in other liabilities and payables held at Consolidated Funds	88,467	137,545	85,654
Net cash used in operating activities	(2,083,021)	(1,417,058)	(1,863,014)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(16,796)	(18,419)	(33,160)
Net cash used in investing activities	(16,796)	(18,419)	(33,160)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	206,705	105,333	—
Proceeds from credit facility	335,000	680,000	455,000
Proceeds from term notes	—	44,050	100,459
Repayments of credit facility	(500,000)	(655,000)	(245,000)
Repayments of term loans	—	(206,089)	—
Dividends and distributions	(323,667)	(312,646)	(261,656)
Series A Preferred Stock dividends and distributions	(21,700)	(21,700)	(21,700)
Repurchases of Class A common stock	(10,449)	—	—
Stock option exercises	90,511	950	1,036
Taxes paid related to net share settlement of equity awards	(33,554)	(18,014)	(14,308)
Other financing activities	(3,212)	3,128	2,819
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	172,851	71,009	190,154
Distributions to non-controlling interests in Consolidated Funds	(96,282)	(159,710)	(61,866)
Borrowings under loan obligations by Consolidated Funds	3,341,837	2,901,633	2,949,949
Repayments under loan obligations by Consolidated Funds	(1,035,710)	(1,027,649)	(1,440,010)
Net cash provided by financing activities	2,122,330	1,405,295	1,654,877
Effect of exchange rate changes	5,624	21,500	17,365
Net change in cash and cash equivalents	28,137	(8,682)	(223,932)
Cash and cash equivalents, beginning of period	110,247	118,929	342,861
Cash and cash equivalents, end of period	$138,384	$110,247	$118,929
Supplemental information:
Ares Management Corporation and consolidated subsidiaries:
Cash paid during the period for interest	$17,922	$19,881	$17,222
Cash paid during the period for income taxes	$35,021	$26,740	$18,034
Consolidated Funds:
Cash paid during the period for interest	$215,168	$165,070	$76,889
Cash paid during the period for income taxes	$604	$742	$145

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated businesses across Credit, Private Equity and Real Estate. Information about segments should be read together with Note 15, “Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). Such subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees. Ares is managed and operated by its Board of Directors and Executive Management Committee. Unless the context requires otherwise, references to “Ares” or the “Company” refer to Ares Management, L.P., together with its subsidiaries prior to November 26, 2018 and thereafter to Ares Management Corporation, together with its subsidiaries. See Note 14, "Equity," for detailed description of the Company's ownership structure and relevant changes.
The accompanying audited financial statements include the consolidated results of the Company and its subsidiaries. The Company is a holding company, and the Company’s sole assets are equity interests in Ares Holdings Inc. (“AHI”), Ares Offshore Holdings, Ltd., and Ares AI Holdings L.P. In this annual report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group”: Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P. (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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
Consolidated CLOs
As of December 31, 2019 and 2018, the Company consolidated 16 and 13 CLOs, respectively.
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
Financial assets and liabilities measured and reported at fair value are classified as follows:
•Level I—Quoted prices in active markets for identical instruments.
•Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.
•Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.
In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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
At December 31, 2019 and 2018, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
Investments
The Company has retained the specialized investment company accounting guidance under GAAP with respect to its Consolidated Funds, which hold substantially all of its investments. Thus, the consolidated investments are reflected in the Consolidated Statements of Financial Condition at fair value, with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).
Equity Method Investments
The Company accounts for its investments in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated funds, strategic investments and carried interest, using the equity method of accounting. The carrying amounts of equity method investments are reflected in investments in the Consolidated Statements of Financial Condition. Certain of the Company's equity method investments are reported at fair value. Management's determination of fair value includes various valuation techniques. These techniques may include market approach, recent transaction price, net asset value approach, discounted cash flows, acreage valuation and may use one or more significant unobservable inputs such as EBITDA or revenue multiples, discount rates, weighted average cost of capital, exit multiples, terminal growth rates and other unobservable inputs. Alternatively, the carrying value of investments accounted for using equity method accounting is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreements, less distributions received. The Company evaluates the equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Except for carried interest, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is included within principal investment income (loss) and net realized and unrealized gains (losses) on investments within the Consolidated Statements of Operations. Carried interest allocation is presented separately as a revenue line item within the Consolidated Statements of Operations, and the accrued but unpaid carried interest as of the reporting date is reported in within investments in the Consolidated Statements of Financial Condition.

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Statements of Financial Condition within other assets or accounts payable, accrued expenses and other liabilities, respectively, and reports them at fair value.
Goodwill and Intangible Assets
The Company's finite-lived intangible assets consists primarily of contractual rights to earn future management fees from the acquired management contracts. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from approximately 2.2 to 8.5 years. The purchase price of the acquired management contract is treated as an intangible asset and is amortized over the life of the contract. Amortization is included as part of general, administrative and other expenses in the Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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
The Company's intangible assets and goodwill are included within other assets on the Company’s Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value (“NAV”), net investment income, total assets or par value of the investment portfolios managed by the Company. Principally all management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy. Management fees are recognized as revenue in the period advisory services are rendered, subject to the Company’s assessment of collectability.
Management fees also include a quarterly incentive fee based on the net investment income (“ARCC Part I Fees”) from Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”), a publicly traded business development company registered under the Investment Company Act and managed by a subsidiary of the Company.
ARCC Part I Fees are equal to 20.0% of its net investment income (before ARCC Part I Fees and incentive fees payable based on capital gains), subject to a fixed “hurdle rate” of 1.75% per quarter, or 7.0% per annum. No fee is recognized until ARCC's net investment income exceeds a 1.75% hurdle rate, with a “catch-up” provision to ensure that the Company receives 20% of ARCC's net investment income from the first dollar earned. Such fees from ARCC are classified as management fees as they are paid quarterly, predictable and recurring in nature, not subject to contingent repayment and are typically cash settled each quarter.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Accrued but unpaid carried interest as of the reporting date is recorded within investments in the Consolidated Statements of Financial Condition.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable investment management agreements or governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally does not become realized until the end of a fund’s life. As of December 31, 2019, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability. As of December 31, 2018, if the funds were liquidated at their fair values, there would have been $0.4 million of repayment obligations, which the Company recorded as a contingent repayment liability that is presented within accrued carried interest within investments and performance related compensation payable on the Company's Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

The following table presents the adjustments made in connection with the Company's change in accounting principle related to carried interest under ASC 323, Investments-Equity Method and Joint Ventures on the financial statement line items for the periods presented in the consolidated financial statements:

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

The Company's change in accounting policy related to carried interest did not impact the Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Equity or Consolidated Statements of Cash Flows for the year ended December 31, 2017.

The following tables present the impact of incentive fees on the consolidated financial statements upon the adoption of ASC 606 effective January 1, 2018:
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

(1)Unrealized incentive fees receivable balance as of December 31, 2017.
(2)See detail below.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

In accordance with the ASC 606 disclosure requirements, the following tables present the adjustments made by the Company to remove the effects of adopting ASC 606 on the consolidated financial statements as of and for the year ended December 31, 2018:

Consolidated Statement of Financial Condition

	As of December 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Cash and cash equivalents	$110,247	$—	$110,247
Investments (includes $841,079 of accrued carried interest)	1,326,137	—	1,326,137
Due from affiliates	199,377	—	199,377
Other assets	377,651	40,374	418,025
Total assets	10,154,692	40,373	10,195,065
Commitments and contingencies
Non-controlling interest in Consolidated Funds	503,637	(7,574)	496,063
Non-controlling interest in Ares Operating Group entities	302,780	29,663	332,443
Stockholders' Equity
Additional paid-in-capital	326,007	23,587	349,594
Retained earnings	(29,336)	(5,095)	(34,431)
Accumulated other comprehensive loss, net of tax	(8,524)	(208)	(8,732)
Total stockholders' equity	587,924	18,284	606,208
Total equity	1,394,341	40,373	1,434,714
Total liabilities and equity	10,154,692	40,373	10,195,065

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606

Cash flows from operating activities:
Net income	$152,139	$18,552	$170,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other assets	(66,795)	(20,473)	(87,268)
Change in other liabilities and payables held at Consolidated Funds	137,545	1,921	139,466
Net cash used in operating activities	$(1,417,058)	$—	(1,417,058)
Equity-Based Compensation
The Company recognizes expense related to equity-based compensation in which it receives employee services in exchange for (a) equity instruments of the Company, (b) derivatives based on the Company’s Class A common stock or (c) liabilities that are based on the fair value of the Company’s equity instruments. Equity-based compensation expense represents expenses associated with restricted units, options and phantom shares granted under 2014 Equity Incentive Plan, as amended and restated on March 1, 2018 and as further amended and restated effective November 26, 2018 (the “Equity Incentive Plan”).

Equity-based compensation expense for restricted units and options is determined based on the fair value of the respective equity award on the grant date and is recognized on a straight-line basis over the requisite service period, with a corresponding increase in additional paid-in-capital. Grant date fair value of the restricted units was determined to be the most recent closing price of shares of the Company's Class A common stock. Certain restricted units are subject to a lock-up provision that expired on the fifth anniversary of the IPO. The Company used Finnerty’s average strike-price put option model to estimate the discount associated with this lack of marketability. The Company estimated the grant date fair value of the options as of the grant date using Black-Scholes option pricing model. The phantom shares were settled in cash and represented a liability that was remeasured at each reporting period until the final settlement in May 2019. Prior to the final settlement, fair value of the phantom shares was determined to be the most recent closing price as of each reporting period.
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
Performance Related Compensation
The Company has agreed to pay a portion of the performance income earned from certain funds, including income from Consolidated Funds that is eliminated in consolidation, to investment and non-investment professionals. Depending on the nature of each fund, the performance income allocation may be structured as a fixed percentage subject to vesting based on continued employment or service (generally over a period of four to six years) or as an annual award that is fully vested for the particular year. Other limitations may apply to performance income allocation as set forth in the applicable governing documents of the fund or award documentation. Performance related compensation is recognized in the same period that the

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

related performance income is recognized. Performance related compensation can be reversed during periods when there is a reversal of performance income that was previously recognized.
Performance related compensation payable represents the amounts payable to professionals who are entitled to a proportionate share of performance income in one or more funds. The liability is calculated based upon the changes to realized and unrealized performance income but not payable until the performance income itself is realized.
Net Realized and Unrealized Gains (Losses) on Investments
Realized gain (loss) occurs when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations. Also, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is included within net realized and unrealized gains (losses) on investments.
Interest and Dividend Income
Interest, dividends and other investment income are included in interest and dividend income. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Foreign Currency
The U.S. dollar is the Company's functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Foreign exchange revaluation arising from these transactions is recognized within other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $8.5 million, $0.1 million and $1.7 million, respectively, in transaction losses related to foreign currencies revaluation.
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
Income Taxes
The Company elected to be taxed as a corporation effective March 1, 2018 (the “Tax Election”). Prior to the Tax Election, the Company's share of carried interest and investment income generally were not subject to U.S. corporate income taxes. Upon the effectiveness of the Tax Election, all earnings allocated to the Company are subject to U.S. corporate income taxes. Prior to March 1, 2018, a significant portion of Company's share of carried interest and investment income flowed through to investors without being subject to entity level income taxes. Consequently, we did not reflect a provision for income taxes on such income except those for foreign, state, and local income taxes at the entity level. Beginning March 1, 2018, the Company's share of unrealized gains and income items became subject to U.S. corporate tax. A provision for corporate level income taxes imposed on these previously unrealized gains and income items as well as taxes imposed on certain subsidiaries’ earnings is included in the consolidated tax provision. Also included in the consolidated tax provision are entity level income taxes incurred by certain affiliated funds and co-investment entities that are consolidated in these financial statements. The portion of consolidated earnings not allocated to the Company continues to flow through to owners of the Ares Operating Group entities without being taxed at the corporate level.
Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The effect on deferred assets and liabilities of a change in tax rates is recognized as income, in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are reported on a net basis and included within other assets in the Consolidated Statements of Financial Condition.
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
Diluted earnings per share of Class A common stock is computed by dividing income available to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period, increased to include the number of additional shares of Class A common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options to acquire shares of Class A common stock, unvested restricted units and AOG Units exchangeable for shares of Class A common stock. The effect of potentially dilutive securities is reflected in diluted earnings per share of Class A common stock using the more dilutive result of the treasury stock method or the two-class method.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

(“ASC 842”), Leases. The Company adopted ASC 842 under the modified retrospective approach using the practical expedient provided for within paragraph 842-10-65-1; therefore, the presentation of prior year periods has not been adjusted. There is no cumulative effect upon adoption because no adjustment to the opening balances of the components of equity was necessary.

The Company has entered into operating and finance leases for corporate offices and certain equipment and makes the determination if an arrangement constitutes a lease at inception. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company's Consolidated Statements of Financial Condition. Finance leases are included in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Condition.
Right-of-use operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses the its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The right-of-use operating lease asset also includes any lease prepayments and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. However, for certain equipment leases where the non-lease components are not material, the Company accounts for the lease and non-lease components as a single lease component.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available for sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. The guidance should be applied using a modified retrospective approach. ASU 2016-13 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods. Early adoption is permitted for annual and quarterly reporting periods beginning after December 15, 2018. In April, May, and November 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses were issued to provide clarification to previously issued credit losses guidance (ASU 2016-13) that has not yet been implemented. These updates are required to be adopted with ASU 2016-13. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. In addition, this ASU states that a cloud computing arrangement that is a service contract does not give rise to a recognizable intangible asset because it is an executory service contract. Consequently, any costs incurred to implement a cloud computing arrangement that is a service contract would not be capitalized as an intangible asset since they do not form part of an intangible asset but instead would be characterized in the financial statements

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

in the same manner as other service costs and assets related to service contracts such as prepaid expense. That is, these costs would be capitalized as part of the service contract and the related amortization would be consistent with the ongoing periodic costs of the underlying cloud computing arrangement. ASU 2018-15 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods, with early adoption permitted. The guidance may be applied either prospectively or retrospectively. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17, amends ASC 810 to address whether indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. This is consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE. For example, if a decision maker or service provider owns a 20 percent interest in a related party and that related party owns a 40 percent interest in the legal entity being evaluated, the decision maker’s or service provider’s indirect interest in the VIE held through the related party under common control should be considered the equivalent of an eight percent direct interest for determining whether its fees are variable interests. ASU 2018-17 is effective for public entities for annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods, with early adoption permitted. The guidance should be applied retrospectively. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets that are included within other assets in the Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of December 31, 2019	As of December 31,
		2019	2018
Management contracts	2.2 years	$12,498	$42,335
Client relationships	8.5 years	6,341	38,600
Trade name	2.5 years	378	3,200
Intangible assets		19,217	84,135
Less: accumulated amortization		(11,242)	(52,701)
Intangible assets, net		$7,975	$31,434

Amortization expense associated with intangible assets, excluding impairment charges, was $3.4 million, $9.0 million and $17.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is presented within general, administrative and other expenses within the Consolidated Statements of Operations. During the first quarter of 2019, the Company removed $29.8 million of intangible assets that were fully amortized.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

During the year ended December 31, 2019, the Company recorded a non-cash impairment charge of $20.0 million to general, administrative and other expenses within the Consolidated Statements of Operations related to certain intangible assets recorded in connection with the Company’s acquisition of Energy Investors Funds (“EIF”). The EIF funds are a component of the Private Equity Group operating segment. The primary indicators of impairment were lower legacy EIF investor commitments into successor funds from the Company’s original projections and the Company’s decision to no longer introduce successor funds under its EIF trade name. As a result, the Company expects a decrease in the future expected cash flows from management fees generated by EIF’s existing client relationships and a decrease in royalties attributed to EIF’s trade name. The Company determined that the carrying value of these intangible assets exceeded the expected undiscounted future cash flows and recorded an impairment charge equal to the difference between its carrying value of each asset and the asset’s estimated fair value, as calculated using a discounted cash flow methodology. Following the recognition of the impairment charge, the Company removed $35.1 million of the client relationships and trade name intangible assets to reflect the adjusted carrying value to be amortized over the remaining useful life.

At December 31, 2019, future annual amortization of finite-lived intangible assets for the years 2020 through 2024 and thereafter is estimated to be:

Year	Amortization
2020	$1,627
2021	1,542
2022	895
2023	711
2024	711
Thereafter	2,489
Total	$7,975

Goodwill
The following table summarizes the carrying value of the Company's goodwill assets that are included within other assets in the Consolidated Statements of Financial Condition:

	Credit Group	Private Equity Group	Real Estate Group	Total
Balance as of December 31, 2017	$32,196	$58,600	$53,099	$143,895
Foreign currency translation	—	—	(109)	(109)
Balance as of December 31, 2018	32,196	58,600	52,990	143,786
Foreign currency translation	—	—	69	69
Balance as of December 31, 2019	$32,196	$58,600	$53,059	$143,855

There was no impairment of goodwill recorded during the years ended December 31, 2019 and 2018. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments as of
	December 31,		December 31,
	2019	2018	2019	2018
Equity method investments:
Equity method private investment partnership interests - principal (1)	$390,407	$357,655	23.5%	27.0%
Equity method - carried interest (1)	1,134,967	841,079	68.2%	63.4%
Equity method private investment partnership interests and other (held at fair value)	51,528	46,449	3.1%	3.5%
Equity method private investment partnership interests and other	16,536	18,846	1.0%	1.4%
Total equity method investments	1,593,438	1,264,029	95.8%	95.3%
Collateralized loan obligations	22,265	20,824	1.3%	1.6%
Other fixed income	46,918	40,000	2.8%	3.0%
Collateralized loan obligations and other fixed income, at fair value	69,183	60,824	4.1%	4.6%
Common stock, at fair value	1,043	1,284	0.1%	0.1%
Total investments	$1,663,664	$1,326,137

(1)Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2019, 2018 and 2017 no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.

The following tables present summarized financial information for the Company's equity method investments, which are primarily funds managed by the Company, for the years ended December 31, 2019, 2018 and 2017.

	As of December 31, 2019 and the Year then Ended
	Credit Group	Private Equity Group	Real Estate Group	Total
Statement of Financial Condition
Investments	$10,937,224	$9,700,725	$4,939,245	$25,577,194
Total assets	11,625,699	10,077,149	5,314,908	27,017,756
Total liabilities	3,416,429	534,965	958,020	4,909,414
Total equity	8,209,270	9,542,184	4,356,888	22,108,342

Statement of Operations
Revenues	$871,168	$325,529	$205,274	$1,401,971
Expenses	(211,984)	(112,610)	(120,467)	(445,061)
Net realized and unrealized gains (losses) from investments	5,040	1,674,002	382,383	2,061,425
Income tax expense	(1,537)	(27,887)	(926)	(30,350)
Net income	$662,687	$1,859,034	$466,264	$2,987,985

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2018 and the Year then Ended
	Credit Group	Private Equity Group	Real Estate Group	Total
Statement of Financial Condition
Investments	$8,210,094	$9,574,998	$3,337,076	$21,122,168
Total assets	8,799,290	9,785,312	3,763,907	22,348,509
Total liabilities	1,542,058	423,687	813,269	2,779,014
Total equity	7,257,232	9,361,625	2,950,638	19,569,495

Statement of Operations
Revenues	$766,009	$264,376	$144,706	$1,175,091
Expenses	(189,432)	(85,801)	(96,353)	(371,586)
Net realized and unrealized gains (losses) from investments	(67,477)	(892,800)	417,974	(542,303)
Income tax expense	(2,526)	(20,554)	(4,075)	(27,155)
Net income	$506,574	$(734,779)	$462,252	$234,047

	For the Year Ended December 31, 2017
	Credit Group	Private Equity Group	Real Estate Group	Total
Statement of Operations
Revenues	$603,682	$144,829	$154,967	903,478
Expenses	(169,086)	(91,803)	(67,396)	(328,285)
Net realized and unrealized gains from investments	41,185	2,335,027	365,091	2,741,303
Income tax expense	(2,700)	(31,359)	(13,092)	(47,151)
Net income	$473,081	$2,356,694	$439,570	$3,269,345

The Company recognized net gains related to its equity method investments of $57.4 million and $78.3 million for the years ended December 31, 2019 and 2017, respectively. The Company recognized a net loss related to its equity method investments of $3.8 million for the year ended December 31, 2018. The net gains and losses were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Consolidated Statements of Operations.
With respect to the Company's equity method investments, the material assets are expected to generate either long-term capital appreciation and or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair value at		Fair value as a percentage of total investments as of
	December 31,		December 31,
	2019	2018	2019	2018
United States
Fixed income investments:
Bonds	$10,074	$31,517	0.1%	0.4%
Loans	4,871,752	4,618,542	55.8	60.2
Total fixed income investments (cost: $4,920,272 and $4,876,915 at December 31, 2019 and December 31, 2018, respectively)	4,881,826	4,650,059	55.9	60.6
Equity securities (cost: $431 and $354 at December 31, 2019 and December 31, 2018, respectively)	432	335	—	—
Partnership interests (cost: $201,000 and $210,000 at December 31, 2019 and December 31, 2018, respectively)	296,012	271,447	3.4	3.5
Total investments, at fair value - United States	5,178,270	4,921,841	59.3	64.1
Europe
Fixed income investments:
Bonds	202,302	282,799	2.3	3.8
Loans	3,086,655	2,140,551	35.4	27.9
Investments in CLO warehouse	44,435	—	0.5	—
Total fixed income investments (cost: $3,340,351 and $2,484,519 at December 31, 2019 and December 31, 2018, respectively)	3,333,392	2,423,350	38.2	31.7
Equity securities (cost: $45,549 and $56,154 at December 31, 2019 and December 31, 2018, respectively)	1,063	23,536	—	0.3
Total investments, at fair value - Europe	3,334,455	2,446,886	38.2	32.0
Asia and other
Fixed income investments:
Bonds	—	4,183	—	0.1
Loans	104,333	127,656	1.2	1.7
Total fixed income investments (cost: $105,495 and $140,139 at December 31, 2019 and December 31, 2018, respectively)	104,333	131,839	1.2	1.8
Equity securities (cost: $104,997 and $122,418 at December 31, 2019 and December 31, 2018, respectively)	110,889	172,599	1.3	2.2
Total investments, at fair value - Asia and other	215,222	304,438	2.5	4.0
Total Investments, at fair value	$8,727,947	$7,673,165
At December 31, 2019 and 2018, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

5. FAIR VALUE
Financial Instrument Valuations
The valuation techniques used by the Company to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques applied to investments held by the Company and by the Consolidated Funds vary depending on the nature of the investment.
CLOs and CLO loan obligations: The fair value of CLOs held by the Company are estimated based on either a third-party pricing service or broker quote and are classified as Level III. The Company measures its CLO loan obligations of the Consolidated Funds by first determining whether the fair values of the financial assets or financial liabilities of its consolidated CLOs are more observable.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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
Certain investments of the Company are valued at NAV per share of the fund. In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP. As of December 31, 2019 and 2018, NAV per share represents the fair value of the investments for the Company and discounted cash flow analysis is used to determine the fair value for an investment held by the Consolidated Funds.

The substantial majority of the Company's private commingled funds are closed-ended, and accordingly, do not permit investors to redeem their interests other than in limited circumstances that are beyond the control of the Company, such as instances in which retaining the interest could cause the investor to violate a law, regulation or rule. Investors in open-ended and evergreen funds have the right to withdraw their capital, subject to the terms of the respective constituent documents, over periods generally ranging from one month to three years. In addition, separately managed investment vehicles for a single fund investor may allow such investors to terminate the fund at the discretion of the investor pursuant to the terms of the applicable constituent documents of such vehicle.
Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2019:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$69,183	$—	$69,183
Common stock and other equity securities	—	1,043	14,704	—	15,747
Partnership interests	—	—	35,192	1,632	36,824
Total investments, at fair value	—	1,043	119,079	1,632	121,754
Derivatives-foreign exchange contracts	—	4,023	—	—	4,023
Total assets, at fair value	$—	$5,066	$119,079	$1,632	$125,777
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(113)	$—	$—	$(113)
Total liabilities, at fair value	$—	$(113)	$—	$—	$(113)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$207,966	$4,410	$212,376
Loans	—	7,728,014	334,726	8,062,740
Investments in CLO warehouse	—	44,435	—	44,435
Total fixed income investments	—	7,980,415	339,136	8,319,551
Equity securities	26,396	—	85,988	112,384
Partnership interests	—	—	296,012	296,012
Total investments, at fair value	26,396	7,980,415	721,136	8,727,947
Derivatives-foreign exchange contracts	—	667	—	667
Total assets, at fair value	$26,396	$7,981,082	$721,136	$8,728,614
Liabilities, at fair value
Derivatives:
Foreign exchange contracts	$—	$(670)	$—	$(670)
Asset swaps-other	—	—	(4,106)	(4,106)
Total derivative liabilities, at fair value	—	(670)	(4,106)	(4,776)
Loan obligations of CLOs	—	(7,973,748)	—	(7,973,748)
Total liabilities, at fair value	$—	$(7,974,418)	$(4,106)	$(7,978,524)
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2018:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$60,824	$—	$60,824
Common stock and other equity securities	280	1,004	10,397	—	11,681
Partnership interests	—	—	35,192	861	36,053
Total investments, at fair value	280	1,004	106,413	861	108,558
Derivatives-foreign exchange contracts	—	1,066	—	—	1,066
Total assets, at fair value	$280	$2,070	$106,413	$861	$109,624
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(869)	$—	$—	$(869)
Total liabilities, at fair value	$—	$(869)	$—	$—	$(869)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$316,850	$1,649	$318,499
Loans	—	6,340,440	546,309	6,886,749
Total fixed income investments	—	6,657,290	547,958	7,205,248
Equity securities	45,718	—	150,752	196,470
Partnership interests	—	—	271,447	271,447
Total investments, at fair value	45,718	6,657,290	970,157	7,673,165
Derivatives:
Foreign exchange contracts	—	1,881	—	1,881
Asset swaps-other	—	—	1,328	1,328
Total derivative assets, at fair value	—	1,881	1,328	3,209
Total assets, at fair value	$45,718	$6,659,171	$971,485	$7,676,374
Liabilities, at fair value
Derivatives:
Foreign exchange contracts	$—	$(1,864)	$—	$(1,864)
Asset swaps-other	—	—	(648)	(648)
Total derivative liabilities, at fair value	—	(1,864)	(648)	(2,512)
Loan obligations of CLOs	—	(6,678,091)	—	(6,678,091)
Total liabilities, at fair value	$—	$(6,679,955)	$(648)	$(6,680,603)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$60,824	$35,192	$106,413
Deconsolidation of fund	—	10,021	—	10,021
Purchases(1)	3,000	27,795	—	30,795
Sales/settlements(2)	—	(31,387)	—	(31,387)
Realized and unrealized appreciation, net	1,307	1,930	—	3,237
Balance, end of period	$14,704	$69,183	$35,192	$119,079
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$1,307	$1,365	$—	$2,672

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$150,752	$547,958	$271,447	$680	$970,837
Deconsolidation of fund	—	(184,919)	—	—	(184,919)
Transfer in	—	56,914	—	—	56,914
Transfer out	—	(187,925)	—	—	(187,925)
Purchases(1)	1,363	432,760	13,000	—	447,123
Sales/settlements(2)	(40,857)	(333,220)	(22,000)	(431)	(396,508)
Amortized discounts/premiums	—	361	—	(129)	232
Realized and unrealized appreciation (depreciation), net	(25,270)	7,207	33,565	(4,226)	11,276
Balance, end of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(24,690)	$783	$33,565	$(4,400)	$5,258

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2018:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$—	$195,158	$44,769	$239,927
Deconsolidation of fund	—	78	—	78
Transfer in	250	—	—	250
Purchases(1)	1,000	92,797	—	93,797
Sales/settlements(2)	—	(222,934)	—	(222,934)
Realized and unrealized appreciation (depreciation), net	9,147	(4,275)	(9,577)	(4,705)
Balance, end of period	$10,397	$60,824	$35,192	$106,413
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$9,147	$(3,923)	$(9,577)	$(4,353)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$162,577	$267,889	$232,332	$904	$663,702
Consolidation of fund	506	46,829	—	—	47,335
Transfer in	—	86,995	—	—	86,995
Transfer out	—	(45,647)	—	—	(45,647)
Purchases(1)	203	492,142	25,000	—	517,345
Sales/settlements(2)	(21,141)	(283,620)	(5,000)	(186)	(309,947)
Amortized discounts/premiums	—	380	—	(140)	240
Realized and unrealized appreciation (depreciation), net	8,607	(17,010)	19,115	102	10,814
Balance, end of period	$150,752	$547,958	$271,447	$680	$970,837
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$8,686	$(13,157)	$19,115	$(57)	$14,587

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

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
The following table summarizes the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2019:

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A
Partnership interests	32,661	Transaction price(1)	N/A	N/A
	2,531	Other	N/A	N/A
Collateralized loan obligations	22,265	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	46,918	Other	N/A	N/A
Total	$119,079

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$431	Enterprise value market multiple analysis	EBITDA multiple(2)	8.2x - 21.3x	16.1x
	40,745	Other	Net income multiple	36.2x	36.2x
			Illiquidity discount	25.0%	25.0%
	44,812	Transaction price(1)	N/A	N/A	N/A
Partnership interest	296,012	Discounted cash flow	Discount rate	19.6%	19.6%
Fixed income securities
	271,919	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	67,217	Income approach	Yield	4.8% - 14.3%	9.7%
Total assets	$721,136
Liabilities
Derivatives instruments	$(4,106)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(4,106)

(1)Transaction price consists of securities recently purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using net asset value (“NAV”) per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $1.6 million and $0.8 million as of December 31, 2019 and December 31, 2018, respectively. The Company has no unfunded commitments for this investment.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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
To the extent the master netting arrangements and other criteria meet the applicable requirements, which includes determining the legal enforceability of the arrangements, the Company may choose to offset the derivative assets and liabilities in the same currency by specific derivative type, or in the event of default by the counterparty, offset derivative assets and liabilities with the same counterparty. The Company generally presents derivative and other financial instruments on a gross basis within the Consolidated Statements of Financial Condition with certain instruments subject to enforceable master netting arrangements that could allow for the derivative and other financial instruments to be offset. The Consolidated Funds present derivative and other financial instruments on a net basis. This election is determined at management's discretion on a fund by fund basis. The Company has retained the Consolidated Fund's election upon consolidation.
Qualitative Disclosures of Derivative Financial Instruments
Derivative instruments are marked-to-market daily based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss) within net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations. Upon settlement of the instrument, the Company records the realized gain (loss) within net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations.
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
Asset Swap: The Consolidated Funds enter into asset swap contracts to hedge against foreign currency exchange rate risk on certain non-Euro denominated loans. Assets swap contracts provide the Consolidated Funds with the opportunity to purchase or sell an underlying asset that is not denominated in Euros at a pre-agreed exchange rate and receives Euro interest payments from the swap counter party in exchange for non-Euro interest payments pegged to the currency of the underlying loan and applicable interest rates. The swap contracts can be optionally cancelled at any time, normally due the disposal or redemption of the underlying asset, however in the absence of sale or redemption the swap contracts maturity matches that of the underlying asset. By entering into asset swap contracts to exchange interest payments and principal on equally valued loans denominated in a different currency than that of the underlying assets the Consolidated Funds can mitigate the risk of exposure to foreign currency fluctuations. Generally, the fair value of asset swap contracts are calculated using a model that utilizes the spread between the fair value of the underlying asset and the exercise value of the contract, as well as any other relevant inputs. Broker quotes may also be used to calculate the fair value of asset swaps, if available.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Quantitative Disclosures of Derivative Financial Instruments
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds as of December 31, 2019 and 2018. These amounts may be offset (to the extent that there is a legal right to offset) and presented on a net basis within other assets or accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition:

	As of December 31, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$67,930	$4,023	$10,846	$113	$33,026	$1,066	$27,140	$869
Total derivatives, at fair value(2)	$67,930	$4,023	$10,846	$113	$33,026	$1,066	$27,140	$869

	As of December 31, 2019				As of December 31, 2018
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$667	$667	$667	$670	$1,881	$1,881	$1,881	$1,864
Asset swap - other	—	—	7,640	4,106	5,226	1,328	2,605	648
Total derivatives, at fair value(3)	$667	$667	$8,307	$4,776	$7,107	$3,209	$4,486	$2,512

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of December 31, 2019 and December 31, 2018, the Company had the right to, but elected not to, offset $0.1 million and $0.9 million of its derivative liabilities, respectively.
(3)As of December 31, 2019 and December 31, 2018, the Consolidated Funds offset $0.1 million and $5.7 million of their derivative assets and liabilities, respectively.

The following tables present a summary of net realized gains (losses) and unrealized appreciation (depreciation) on the Company's and Consolidated Funds' derivative instruments, that are included within net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations, for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
The Company	2019	2018	2017
Net realized gains (losses) on derivatives
Foreign currency forward contracts	2,284	(1,197)	(1,830)
Net realized gains (losses) on derivatives	$2,284	$(1,197)	$(1,830)
Net change in unrealized appreciation (depreciation) on derivatives
Foreign currency forward contracts	3,713	2,338	(5,299)
Net change in unrealized appreciation (depreciation) on derivatives	$3,713	$2,338	$(5,299)

	For the Year Ended December 31,
Consolidated Funds	2019	2018	2017
Net realized gains (losses) on derivatives of Consolidated Funds
Foreign currency forward contracts	8	96	(181)
Asset swap - other	(1,197)	(795)	903
Net realized gains (losses) on derivatives of Consolidated Funds	$(1,189)	$(699)	$722
Net change in unrealized appreciation (depreciation) on derivatives of Consolidated Funds
Foreign currency forward contracts	(20)	15	(529)
Asset swap - other	(4,751)	(183)	2,338
Net change in unrealized appreciation (depreciation) on derivatives of Consolidated Funds	$(4,771)	$(168)	$1,809

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of December 31, 2019		As of December 31, 2018
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/21/2024	N/A	$70,000	3.06%	$235,000	4.00%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,609	4.21%	245,952	4.21%
Total debt obligations				$316,609		$480,952

(1)The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 21, 2019, the Company amended the Credit Facility to, among other things, extend the maturity date from February 2022 to March 2024 and to reduce borrowing costs on the drawn and undrawn amounts. As of December 31, 2019, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.15% per annum. There is a base rate and LIBOR floor of zero.
(2)The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.268% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of December 31, 2019, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Term Loans	Repurchase Agreement Loan
Unamortized debt issuance costs as of December 31, 2017	$6,543	$1,571	$1,171	$—
Debt issuance costs incurred	—	—	98	259
Amortization of debt issuance costs	(1,571)	(237)	(56)	(7)
Debt extinguishment expense	—	—	(1,213)	(252)
Unamortized debt issuance costs as of December 31, 2018	4,972	1,334	—	—
Debt issuance costs incurred	1,594	—	—	—
Amortization of debt issuance costs	(1,311)	(232)	—	—
Unamortized debt issuance costs as of December 31, 2019	$5,255	$1,102	$—	$—

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

As of December 31, 2019 and December 31, 2018, the following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2019			As of December 31, 2018
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$7,738,337	$7,700,038	10.97	$6,642,616	$6,391,643	10.94
Subordinated notes(2)	449,877	273,710	11.02	455,333	286,448	11.21
Total loan obligations of Consolidated CLOs	$8,188,214	$7,973,748		$7,097,949	$6,678,091

(1)Original borrowings under the senior secured notes totaled $7.7 billion, with various maturity dates ranging from July 2028 to October 2032. The weighted average interest rate as of December 31, 2019 was 2.91%.
(2)Original borrowings under the subordinated notes totaled $449.9 million, with various maturity dates ranging from July 2028 to October 2032. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. Credit facilities of the Consolidated Funds are reflected at cost in the Consolidated Statements of Financial Condition. As of December 31, 2019 and December 31, 2018, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding as of December 31, 2019 and December 31, 2018:

			As of December 31, 2019			As of December 31, 2018
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$17,550	3.44%		$14,953	3.98%
	12/29/2019(2)	—	—	—		43,624	1.55	(3)
	3/7/2020	71,500	71,500	3.14		71,500	3.47
	6/30/2021	196,315	—	1.00	(3)	38,844	1.00	(3)
	7/15/2028	75,000	17,000	4.75		39,000	4.75
Revolving Term Loan	1/31/2022	1,900	1,194	7.70		1,363	8.07
Total borrowings of Consolidated Funds			$107,244			$209,284

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)On August 27, 2019, the facility was terminated at the Consolidated Fund's discretion.
(3)The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus a spread of 1.00% or 1.55%.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8. OTHER ASSETS
The components of other assets as of December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
Other assets of the Company:
Accounts and interest receivable	$5,749	$11,624
Incentive fees receivable	40,650	49,697
Fixed assets, net	62,883	63,380
Deferred tax assets, net	46,364	42,137
Goodwill	143,855	143,786
Intangibles	7,975	31,434
Other assets	33,817	35,593
Total other assets of the Company	$341,293	$377,651
Other assets of Consolidated Funds:
Dividends and interest receivable	26,030	19,330
Income tax and other receivables	4,051	4,456
Total other assets of Consolidated Funds	$30,081	$23,786

Fixed Assets, Net
Fixed assets included the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Furniture	$9,484	$9,536
Office and computer equipment	19,963	19,722
Internal-use software	36,966	29,005
Leasehold improvements	56,619	53,494
Fixed assets, at cost	123,032	111,757
Less: accumulated depreciation	(60,149)	(48,377)
Fixed assets, net	$62,883	$63,380

For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $17.1 million, $16.1 million and $12.6 million, respectively, and is included in general, administrative and other expense in the Consolidated Statements of Operations. During 2019, the Company disposed of approximately $5.2 million of fixed assets that were fully depreciated.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

9. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Consolidated Statements of Financial Condition. As of December 31, 2019, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of December 31, 2019 and December 31, 2018, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $387.4 million and $267.6 million, respectively.
Guarantees
The Company guaranteed loans provided to certain professionals to support these professionals' investments in affiliated co-investment entities, permitting these professionals to invest alongside the Company and its investors in the funds managed by the Company. The total committed and outstanding loan balances were not material as of December 31, 2019 and 2018.
Performance Income
Performance income is affected by changes in the fair values of the underlying investments in the funds that we advise. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and increasingly at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company will be obligated to repay carried interest that was received by the Company in excess of the amounts to which the Company is entitled. This contingent obligation is normally reduced by income taxes paid by the Company related to its carried interest.
Senior professionals of the Company who have received carried interest distributions are responsible for funding their proportionate share of any contingent repayment obligations. However, the governing agreements of certain of the Company's funds provide that if a current or former professional does not fund his or her respective share for such fund, then the Company may have to fund additional amounts beyond what was received in carried interest, although the Company will generally retain the right to pursue any remedies under such governing agreements against those carried interest recipients who fail to fund their obligations.
Additionally, at the end of the life of the funds there could be a payment due to a fund by the Company if the Company has recognized more performance income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.
At December 31, 2019 and 2018, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $233.4 million and $469.0 million, respectively, of which approximately $175.1 million and $364.4 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2019, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability. As of December 31, 2018, if the funds were liquidated at their fair values, there would have been $0.4 million of repayment obligations, which the Company recorded as a contingent repayment liability that is presented within accrued carried interest within investments and performance related compensation payable on the Company's Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 11 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases as of and for the years ended December 31, 2019, 2018 and 2017:

	Classification	As of December 31, 2019
Operating lease assets	Right-of-use operating lease assets	$143,406
Finance lease assets	Other assets(1)	1,787
Total lease assets		$145,193

Operating lease liabilities	Operating lease liabilities	$168,817
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	1,651
Total lease liabilities		$170,468

(1) Finance lease assets are recorded net of accumulated amortization of $0.6 million as of December 31, 2019.

		For the Year Ended December 31,
	Classification	2019	2018	2017
Operating lease expense	General, administrative and other expenses	$28,814	$30,497	$26,122
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	304	260	—
Interest on finance lease liabilities	Interest expense	39	39	—
Total lease expense		$29,157	$30,796	$26,122

Maturity of lease liabilities	Operating Leases	Finance Leases
2020	$30,314	$504
2021	29,453	504
2022	30,618	471
2023	27,062	144
2024	23,913	122
After 2024	50,600	—
Total future payments	191,960	1,745
Less: interest	23,143	94
Total lease liabilities	$168,817	$1,651

As of December 31, 2019, the Company has entered into an operating lease for office space of $10.5 million that is expected to commence in 2020 with a lease term of eight years.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Lease term and discount rate	As of December 31, 2019
Weighted-average remaining lease terms (in years):
Operating leases	6.5
Finance leases	3.3
Weighted-average discount rate:
Operating leases	4.00%
Finance leases	3.39%

Other information	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,509
Operating cash flows from finance leases	58
Financing cash flows from finance leases	311
Leased assets obtained in exchange for new finance lease liabilities	778
Leased assets obtained in exchange for new operating lease liabilities	49,833

10. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, carried interest allocation, incentive fees, principal investment income and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Consolidated Statements of Financial Condition, except that accrued carried interest allocations and incentive fees receivable, which are predominantly due from affiliated funds, are presented separately within investments and other assets, respectively, within the Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of December 31,
	2019	2018
Due from affiliates:
Management fees receivable from non-consolidated funds	$203,554	$151,455
Payments made on behalf of and amounts due from non-consolidated funds and employees	64,545	47,922
Due from affiliates—Company	$268,099	$199,377
Amounts due from portfolio companies and non-consolidated funds	$6,192	$17,609
Due from affiliates—Consolidated Funds	$6,192	$17,609
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,420	$2,105
Management fees received in advance	3,012	5,491
Tax receivable agreement liability	26,542	24,927
Undistributed carried interest and incentive fees	28,086	31,162
Payments made by non-consolidated funds on behalf of and payable by the Company	11,385	18,726
Due to affiliates—Company	$71,445	$82,411

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

Transaction Support Expense
On January 3, 2017, ARCC and American Capital, Ltd. (“ACAS”) consummated a merger transaction valued at approximately $4.2 billion (the “ARCC-ACAS Transaction”). To support the ARCC-ACAS Transaction, the Company, through its subsidiary Ares Capital Management LLC, which serves as the investment adviser to ARCC, paid $275.2 million to ACAS shareholders in accordance with the terms and conditions set forth in the merger agreement.

ARCC Fee Waiver

In conjunction with ARCC's acquisition of ACAS, the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began with the second quarter of 2017 and ended with the third quarter of 2019. ARCC Part I Fees are reported net of the fee waiver. For the years ended December 31, 2019, 2018 and 2017, the Company waived $30.0 million, $40.0 million and $30.0 million, respectively.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

11. INCOME TAXES
Effective March 1, 2018, the Company elected to be treated as a corporation for U.S. federal and state income tax purposes. Upon the effectiveness of this election, all earnings allocated to the Company are subject to U.S. federal, state and local corporate income taxes and certain of its foreign subsidiaries are subject to foreign income taxes (for which a foreign tax credit can generally offset U.S. corporate taxes imposed on the same income, subject to applicable limitations). Prior to March 1, 2018, a substantial portion of the Company's share of carried interest and investment income flowed through to investors without being subject to corporate level income taxes. Consequently, the Company did not reflect a provision for income taxes on such income except those for foreign, state and local income taxes incurred at the entity level. Beginning March 1, 2018, the Company's share of unrealized gains and income items became subject to U.S. corporate tax.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's consolidated financial statements.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The provision for income taxes attributable to the Company and the Consolidated Funds, consisted of the following for the years ended December 31, 2019, 2018 and 2017. Supplemental information on an unaudited pro forma basis assumes that the Company's election to be taxed as a corporation for U.S. federal income tax purposes was effective for the year ended December 31, 2017.

	For the Year Ended December 31,
Provision for Income Taxes	2019	2018	2017	Unaudited 2017 Pro Forma
The Company
Current:
U.S. federal income tax expense (benefit)	$32,012	$16,859	$(21,559)	$2,634
State and local income tax expense	6,940	4,306	454	2,963
Foreign income tax expense	6,103	6,607	3,741	3,741
	45,055	27,772	(17,364)	9,338
Deferred:
U.S. federal income tax expense (benefit)	8,820	10,572	(3,466)	18,297
State and local income tax expense (benefit)	1,001	(4,789)	(2,414)	(721)
Foreign income tax benefit	(1,970)	(1,484)	(1,695)	(1,695)
	7,851	4,299	(7,575)	15,881
Total:
U.S. federal income tax expense (benefit)	40,832	27,431	(25,025)	20,931
State and local income tax expense (benefit)	7,941	(483)	(1,960)	2,242
Foreign income tax expense	4,133	5,123	2,046	2,046
Income tax expense (benefit)	52,906	32,071	(24,939)	25,219

Consolidated Funds
Current:
Foreign income tax expense (benefit)	(530)	131	1,887	1,887
Income tax expense (benefit)	(530)	131	1,887	1,887

Total Provision for Income Taxes
Total current income tax expense (benefit)	44,525	27,903	(15,477)	11,225
Total deferred income tax expense (benefit)	7,851	4,299	(7,575)	15,881
Total income tax expense (benefit)	$52,376	$32,202	$(23,052)	$27,106

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The effective income tax rate differed from the federal statutory rate for the following reasons for the years ended December 31, 2019, 2018 and 2017. Supplemental information on an unaudited pro forma basis assumes that the Company's election to be taxed as a corporation for U.S. federal income tax purposes was effective for the year ended December 31, 2017.

	For the Year Ended December 31,
	2019	2018	2017	Unaudited 2017 Pro Forma
Income tax expense at federal statutory rate	21.0%	21.0%	35.0%	35.0%
Income passed through to non-controlling interests	(10.4)	(9.9)	(51.1)	(23.2)
State and local taxes, net of federal benefit	1.9	2.1	(1.4)	0.4
Foreign taxes	0.3	0.3	0.3	0.3
Permanent items	(0.4)	(0.8)	0.3	0.3
Tax Cuts and Jobs Act	—	(0.4)	(0.4)	3.3
Corporate conversion expense	—	5.4	—	—
Other, net	(0.1)	(0.3)	0.4	0.4
Valuation allowance	—	0.1	1.3	1.3
Total effective rate	12.3%	17.5%	(15.6)%	17.8%

Deferred Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2019 and 2018. Deferred tax assets, net are included within other assets on the Consolidated Statements of Financial Condition.

	As of December 31,
Deferred Tax Assets and Liabilities of the Company	2019	2018
Deferred tax assets
Amortizable tax basis for AOG unit exchanges	$25,994	$25,928
Investment in partnerships	12,841	11,527
Net operating losses	367	865
Other, net	7,216	5,416
Total gross deferred tax assets	46,418	43,736
Valuation allowance	(54)	(22)
Total deferred tax assets, net	46,364	43,714
Deferred tax liabilities
Investment in partnerships	—	(1,577)
Total deferred tax liabilities	—	(1,577)
Net deferred tax assets	$46,364	$42,137

	As of December 31,
Deferred Tax Assets and Liabilities of the Consolidated Funds	2019	2018
Deferred tax assets
Net operating loss	$5,391	$5,525
Other, net	2,173	2,173
Total gross deferred tax assets	7,564	7,698
Valuation allowance	(7,564)	(7,698)
Total deferred tax assets, net	$—	$—

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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
The valuation allowance for deferred tax assets decreased by $0.1 million in 2019 due to the utilization of certain operating losses in foreign jurisdictions. The deferred tax assets related to these operating losses do not meet the more likely than not threshold and continue to have a valuation allowance recorded for the net balance. The valuation allowance for deferred tax assets increased by $0.8 million in 2018 due to additional net valuation allowances recorded related to operating losses that generated deductible temporary differences in various jurisdictions in which the Company operates, offset by the reduction of valuation allowances recorded in prior years for which the Company is able to conclude that as of December 31, 2018 the related deferred tax asset is more likely than not to be realized.

At December 31, 2019, the Company had $39.1 million of foreign net operating loss (“NOL”) carryforwards attributable to its Consolidated Funds available to reduce future foreign income taxes for which a full valuation allowance has been provided. The majority of the foreign NOLs have no expiry.
As of, and for the three years ended December 31, 2019, 2018 and 2017, the Company had no significant uncertain tax positions.

12. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by using the two-class method. Diluted earnings per share of Class A common stock is computed using the more dilutive method of either the two-class method or the treasury stock method.

The treasury stock method is used to determine potentially dilutive securities resulting from options and unvested restricted units granted under the Equity Incentive Plan. The two-class method is an earnings allocation method under which earnings per share is calculated for shares of Class A common stock and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Because the holders of unvested restricted units have the right to participate in dividends when declared, the unvested restricted units are considered participating securities to the extent they are expected to vest.

For the year ended December 31, 2019, the treasury stock method was the more dilutive method. For the years ended December 31, 2018 and December 31, 2017, the two-class method was the more dilutive method. No participating securities had rights to undistributed earnings during any period presented.

The computation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2019	2018	2017
Options	—	19,194,615	21,001,916
Restricted units	82	15,970,004	14,105,481
AOG Units	116,802,160	121,296,583	130,244,013

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the computation of basic and diluted earnings per common share:

	For the Year Ended December 31,
	2019	2018	2017
Net income attributable to Ares Management Corporation Class A common stockholders	$127,184	$35,320	$54,478
Distributions on unvested restricted units	(7,670)	(6,948)	(3,588)
Net income available to Class A common stockholders	$119,514	$28,372	$50,890
Basic weighted-average shares of Class A common stock	107,914,953	96,023,147	81,838,007
Basic earnings per share of Class A common stock	$1.11	$0.30	$0.62
Net income attributable to Ares Management Corporation Class A common stockholders	$127,184	$35,320	$54,478
Distributions on unvested restricted units	—	(6,948)	(3,588)
Net income available to Class A common stockholders	$127,184	$28,372	$50,890
Effect of dilutive shares:
Restricted units	7,838,200	—	—
Options	4,124,276	—	—
Diluted weighted-average shares of Class A common stock	119,877,429	96,023,147	81,838,007
Diluted earnings per share of Class A common stock	$1.06	$0.30	$0.62

Dividend declared and paid per Class A common stock	$1.28	$1.33	$1.13

13. EQUITY COMPENSATION
Equity Incentive Plan
In exchange for services provide by certain employees, the Company grants equity-based compensation under the Equity Incentive Plan. Based on a formula as defined in the Equity Incentive Plan, the total number of shares available to be issued under the Equity Incentive Plan resets and may increase on January 1 each year. Accordingly, on January 1, 2019, the total number of shares available for issuance under the Equity Incentive Plan reset to 32,792,005 shares, and as of December 31, 2019, 28,930,797 shares remain available for issuance.
Generally, unvested phantom shares, restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is included in the following table:

	For the Year Ended December 31,
	2019	2018	2017
Restricted units	$88,979	$74,441	$54,339
Restricted units with a market condition	3,613	1,524	—
Options	4,362	12,449	13,848
Phantom shares	737	1,310	1,524
Equity-based compensation expense	$97,691	$89,724	$69,711

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Restricted Units
During July 2018, the Company granted 2,000,000 restricted units to an executive of which 1,333,334 restricted units are subject to vesting based on the future price of shares of the Company's Class A common stock (described in greater detail below under the heading “Restricted Unit Awards with a Market Condition”) and 666,666 restricted units that vest subject to the executive's continued service on terms similar to those described below.
Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company's Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, (iii) at a rate of one quarter per year, beginning on either the first or second anniversary of the grant date or the holder's employment commencement date, or (iv) at a rate of one third per year, beginning on the first anniversary of the grant date in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.
The holders of restricted units, other than the market condition awards described below, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the year ended December 31, 2019, the Company declared a dividend each quarter of $0.32 per share to Class A common stockholders at the close of business on March 15, 2019, June 14, 2019, September 16, 2019, and December 17, 2019, respectively. For the year ended December 31, 2019, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $21.5 million, which are presented as a component of dividends within the Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Consolidated Statements of Operations.
The following table presents unvested restricted units' activity during the year ended December 31, 2019:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	16,255,475	$19.21
Granted	4,499,563	21.42
Vested	(3,691,234)	17.96
Forfeited	(253,331)	19.68
Balance - December 31, 2019	16,810,473	$20.07

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $203.0 million as of December 31, 2019 and is expected to be recognized over the remaining weighted average period of 2.81 years.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

derived from the positive iterations of the Monte Carlo simulations where the market condition was achieved. The median vesting period is 3.0 years and 4.3 years for Tranche I and Tranche II, respectively.

Below is a summary of the significant assumptions used to estimate the grant date fair value of the market condition awards. There were no new market condition awards granted during the year ended December 31, 2019.

2018
Closing price of the Company's common shares as of valuation date	$20.95
Risk-free interest rate	2.95%
Volatility	30.0%
Dividend yield	5.0%
Cost of equity	10.0%

The following table presents the unvested market condition awards' activity during the year ended December 31, 2019:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2019	1,333,334	$9.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance - December 31, 2019	1,333,334	$9.30

The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $7.3 million as of December 31, 2019 and is expected to be recognized over the remaining weighted average period of 2.2 years.
Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one share of Class A common stock at the stated exercise price. The term of the options is generally ten years, beginning on the grant date. The options generally vest at a rate of one-third per year, beginning on the third anniversary of the grant date. Compensation expense associated with these options is being recognized on a straight-line basis over the requisite service period of the respective award. Net cash proceeds from exercises of stock options were $90.5 million for the year ended December 31, 2019. The Company realized tax benefits of approximately $4.3 million from those exercises.
A summary of options activity during the year ended December 31, 2019 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2019	18,741,504	$18.99	4.88	$—
Granted	—	—	—	—
Exercised	(4,905,998)	19.00	—	—
Expired	(366,366)	19.00	—	—
Forfeited	(42,270)	19.00	—	—
Balance - December 31, 2019	13,426,870	$18.99	4.34	$224,260
Exercisable at December 31, 2019	13,317,053	$18.99	4.33	$222,372

Aggregate intrinsic value represents the value of the Company’s closing share price of Class A common stock on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable or expected to vest.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
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

The fair value of each option granted was measured on the date of the grant using the Black Scholes option pricing model. No new options have been granted since 2014.

Phantom Shares
Each phantom share represents an unfunded, unsecured right of the holder to receive an amount in cash per phantom share equal to the average closing price of a share of Class A common stock for the 15 trading days immediately prior to, and the 15 trading days immediately following, the vesting date. The phantom shares vested in equal installments over five years at the anniversaries of the IPO date, with the final payment made in May 2019. The phantom shares are accounted for as liability awards with compensation expense being recognized on a straight-line basis based on the number of unvested shares. Forfeitures will reduce the expenses in the period in which the forfeiture occurs. During the year ended December 31, 2019 the Company paid $1.5 million to settle vested phantom shares.

A summary of unvested phantom shares' activity during the year ended December 31, 2019 is presented below:

	Phantom Shares	Weighted Average Grant Date Fair Value Per Share
Balance - January 1, 2019	66,287	$19.00
Vested	(61,502)	19.00
Forfeited	(4,785)	19.00
Balance - December 31, 2019	—	$—

14. EQUITY
Common Stock

The Company completed its conversion from a Delaware limited partnership to a Delaware corporation (the “Conversion”) effective on November 26, 2018. Prior to the Conversion, common shares represented limited partnership interests in the Company. The holders of common shares were entitled to participate pro rata in distributions from the Company and to exercise the rights or privileges that were available to common shareholders under the Company’s limited partnership agreement. The common shareholders had limited voting rights and had no right to remove the Company’s general partner, Ares Management GP LLC, or, except in limited circumstances, to elect the directors of the general partner.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. In February 2020, our board of directors approved the renewal of the program and reset the repurchase amount back to $150 million. The program is scheduled to expire in March 2021. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the year ended December 31, 2019, the Company repurchased 0.4 million shares at a total cost of $10.4 million. As of December 31, 2019, the amount remaining available for repurchases under the program was $139.6 million.

On September 20, 2019, the Company sold 7,000,000 shares of its Class A common stock in an underwritten public offering (the “Offering”) from which it received $207.3 million in gross proceeds. The Company incurred approximately $0.6 million of expenses in connection with the Offering. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with contributions in additional paid-in-capital within the Consolidated Statements of Changes in Equity.
The following table presents the changes in each class of common stock for the year ended December 31, 2019:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2019	101,594,095	1,000	1	101,595,096
Issuance of stock	7,000,000	—	—	7,000,000
Exchanges of AOG Units	163,509	—	—	163,509
Stock option exercises	4,785,131	—	—	4,785,131
Repurchases of stock	(400,000)	—	—	(400,000)
Vesting of restricted stock awards, net of shares withheld for tax	2,099,293	—	—	2,099,293
Balance Outstanding - December 31, 2019	115,242,028	1,000	1	115,243,029

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities as of December 31, 2019 and December 31, 2018, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities for the years ended December 31, 2019, 2018 and 2017.

					Daily Average Ownership
	As of December 31, 2019		As of December 31, 2018		For the Year Ended December 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2019	2018	2017
Ares Management Corporation	115,242,028	49.70%	101,594,095	46.47%	48.02%	44.19%	38.59%
Ares Owners Holding L.P.	116,641,833	50.30%	117,019,274	53.53%	51.98%	53.99%	55.52%
Affiliate of Alleghany Corporation	—	—%	—	—%	—%	1.82%	5.89%
Total	231,883,861	100.00%	218,613,369	100.00%

During the quarter ended March 31, 2018, an affiliate of Alleghany Corporation (“Alleghany”) exchanged 9,750,000 of its AOG Units into 9,750,000 common shares. During the quarter ended September 30, 2018, Alleghany exchanged its remaining 2,750,000 of AOG Units into 2,750,000 common shares.

The Company’s ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units and exercise of options that were granted under the Equity Incentive Plan; (ii) the exchange of AOG Units for shares of Class A common stock; (iii) the cancellation of AOG Units in connection with certain individuals’ forfeiture of AOG Units upon termination of employment and (iv) the issuance of new AOG Units, including in connection with acquisitions, among other reasons. Holders of the AOG Units, subject to any applicable transfer restrictions, may up to four times each year (subject to the terms of the exchange agreement) exchange their AOG Units for shares of Class A common stock on a one-for-one basis. Equity is reallocated among partners upon a change in ownership to ensure each partners’ capital account properly reflects their respective claim on the residual value of the Company. This change is reflected as either a reallocation of interest or as dilution in the Consolidated Statements of Changes in Equity.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Except as otherwise expressly provided in the Company’s Certificate of Incorporation (the “Certificate of Incorporation”), the Company’s common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of the Company’s board of directors. Holders of shares of the Company’s Class A common stock are entitled to one vote per share of the Company’s Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, holders of shares of the Company’s Class B common stock are, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to the Company’s Class A common stock minus (y) the aggregate number of votes attributable to the Company’s Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, holders of shares of the Company’s Class B common stock are not entitled to vote on any matter submitted to a vote of the Company’s stockholders. The holder of shares of the Company’s Class C common stock is generally entitled to a number of votes equal to the number of Ares Operating Group Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries.
Preferred Stock
In connection with the Conversion on November 26, 2018, each 7.00% Series A preferred share of the Company before the Conversion was converted into one share of 7.00% Series A Preferred Stock, $0.01 par value per share of the Company. As of December 31, 2019 and December 31, 2018, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

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

In July 2018, the Company's board of directors authorized the repurchase, from time to time in open market purchases or privately negotiated transactions of the Series A Preferred Stock with an aggregate liquidation preference of up to $50.0 million. Such repurchases, if any, will depend on the prevailing market conditions and other factors. As of December 31, 2019, the program has expired and the Company has not had any repurchases of the Series A Preferred Stock.

Except as provided in the Certificate of Incorporation and the Company’s Bylaws and under the DGCL and the rules of the NYSE, shares of the Series A Preferred Stock are generally non-voting.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

15. SEGMENT REPORTING
The Company operates through its distinct operating segments. During the year ended December 31, 2019, the Company reclassified certain expenses from OMG to its operating segments. The Company has modified historical results to conform with its current presentation.
The Company’s operating segments are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, multi-asset credit, alternative credit investments and direct lending.
Private Equity Group:  The Private Equity Group manages investment strategies broadly categorized as corporate private equity, infrastructure and power, special opportunities, and energy opportunities.
Real Estate Group:  The Real Estate Group manages comprehensive real estate equity and debt strategies.
The Company has an OMG that consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s expenses are not allocated to the Company’s reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the year ended December 31, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $164,396)	$713,853	$211,614	$87,063	$1,012,530	$—	$1,012,530
Other fees	17,124	162	792	18,078	—	18,078
Compensation and benefits	(261,662)	(78,259)	(49,124)	(389,045)	(139,162)	(528,207)
General, administrative and other expenses	(55,103)	(19,098)	(13,249)	(87,450)	(91,292)	(178,742)
Fee related earnings	414,212	114,419	25,482	554,113	(230,454)	323,659
Performance income—realized	104,442	264,439	33,637	402,518	—	402,518
Performance related compensation—realized	(61,641)	(211,550)	(17,191)	(290,382)	—	(290,382)
Realized net performance income	42,801	52,889	16,446	112,136	—	112,136
Investment income—realized	2,457	47,696	8,020	58,173	—	58,173
Interest and other investment income (expense) —realized	18,670	5,046	5,633	29,349	(160)	29,189
Interest expense	(6,497)	(7,486)	(3,824)	(17,807)	(1,864)	(19,671)
Realized net investment income (loss)	14,630	45,256	9,829	69,715	(2,024)	67,691
Realized income	$471,643	$212,564	$51,757	$735,964	$(232,478)	$503,486
Total assets	$997,064	$1,123,254	$467,741	$2,588,059	$165,122	$2,753,181

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the year ended December 31, 2018:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $128,805)	$564,899	$198,182	$73,663	$836,744	$—	$836,744
Other fees	23,247	1,008	33	24,288	—	24,288
Compensation and benefits	(218,148)	(74,672)	(38,623)	(331,443)	(124,812)	(456,255)
General, administrative and other expenses	(44,845)	(18,482)	(11,123)	(74,450)	(75,015)	(149,465)
Fee related earnings	325,153	106,036	23,950	455,139	(199,827)	255,312
Performance income—realized	121,270	139,820	96,117	357,207	—	357,207
Performance related compensation—realized	(75,541)	(111,764)	(64,292)	(251,597)	—	(251,597)
Realized net performance income	45,729	28,056	31,825	105,610	—	105,610
Investment income—realized	2,492	17,816	11,409	31,717	4,790	36,507
Interest and other investment income —realized	10,350	4,624	2,257	17,231	2,184	19,415
Interest expense	(11,386)	(6,000)	(1,836)	(19,222)	(2,226)	(21,448)
Realized net investment income	1,456	16,440	11,830	29,726	4,748	34,474
Realized income	$372,338	$150,532	$67,605	$590,475	$(195,079)	$395,396
Total assets	$729,930	$942,928	$469,595	$2,142,453	$65,961	$2,208,414

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the year ended December 31, 2017:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $105,467)	$481,466	$198,498	$64,861	$744,825	$—	$744,825
Other fees	20,830	1,495	106	22,431	—	22,431
Compensation and benefits	(194,821)	(68,569)	(39,586)	(302,976)	(110,759)	(413,735)
General, administrative and other expenses	(34,335)	(17,561)	(10,519)	(62,415)	(74,116)	(136,531)
Fee related earnings	273,140	113,863	14,862	401,865	(184,875)	216,990
Performance income—realized	21,087	287,092	9,608	317,787	—	317,787
Performance related compensation—realized	(9,218)	(228,774)	(4,338)	(242,330)	—	(242,330)
Realized net performance income	11,869	58,318	5,270	75,457	—	75,457
Investment income—realized	7,102	22,625	5,534	35,261	3,880	39,141
Interest and other investment income —realized	10,192	3,226	511	13,929	1,142	15,071
Interest expense	(12,405)	(5,218)	(1,650)	(19,273)	(1,946)	(21,219)
Realized net investment income	4,889	20,633	4,395	29,917	3,076	32,993
Realized income	$289,898	$192,814	$24,527	$507,239	$(181,799)	$325,440
Total assets	$837,562	$1,255,454	$306,463	$2,399,479	$119,702	$2,519,181

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	For the Year Ended December 31,
	2019	2018	2017
Segment revenues
Management fees (includes ARCC Part I Fees of $164,396, $128,805 and $105,467 for the years ended December 31, 2019, 2018, and 2017, respectively)	$1,012,530	$836,744	$744,825
Other fees	18,078	24,288	22,431
Performance income—realized	402,518	357,207	317,787
Total segment revenues	$1,433,126	$1,218,239	$1,085,043
Segment expenses
Compensation and benefits	$389,045	$331,443	$302,976
General, administrative and other expenses	87,450	74,450	62,415
Performance related compensation—realized	290,382	251,597	242,330
Total segment expenses	$766,877	$657,490	$607,721
Segment realized net investment income
Investment income—realized	$58,173	$31,717	$35,261
Interest and other investment income —realized	29,349	17,231	13,929
Interest expense	(17,807)	(19,222)	(19,273)
Total segment realized net investment income	$69,715	$29,726	$29,917

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated revenues to segment revenue:

	For the Year Ended December 31,
	2019	2018	2017
Total consolidated revenue	$1,765,438	$958,461	$1,479,943
Performance (income) loss-unrealized	(303,142)	247,212	(325,915)
Management fees of Consolidated Funds eliminated in consolidation	34,920	34,242	22,406
Carried interest allocation of Consolidated Funds eliminated in consolidation	—	—	1,017
Incentive fees of Consolidated Funds eliminated in consolidation	13,851	4,000	4,075
Principal investment (income) loss of Consolidated Funds eliminated in consolidation	(12,235)	2,502	24,587
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	12,641	—	—
Administrative fees(1)	(31,629)	(27,380)	(34,049)
Performance loss reclass(2)	740	205	1,936
Principal investment income	(44,320)	(1,047)	(89,031)
Net (income) expense of non-controlling interests in consolidated subsidiaries	(3,138)	44	74
Total consolidation adjustments and reconciling items	(332,312)	259,778	(394,900)
Total segment revenue	$1,433,126	$1,218,239	$1,085,043

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Related to performance income for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Consolidated Statements of Operations.

The following table reconciles the Company's consolidated expenses to segment expenses:

	For the Year Ended December 31,
	2019	2018	2017
Total consolidated expenses	$1,462,797	$870,362	$1,504,758
Performance related compensation-unrealized	(206,799)	221,343	(237,392)
Expenses of Consolidated Funds added in consolidation	(90,816)	(92,006)	(65,501)
Expenses of Consolidated Funds eliminated in consolidation	48,771	38,242	26,481
Administrative fees(1)	(31,629)	(27,380)	(34,049)
OMG expenses	(230,454)	(199,827)	(184,875)
Acquisition and merger-related expense	(16,266)	(2,936)	(280,055)
Equity compensation expense	(97,691)	(89,724)	(69,711)
Deferred placement fees	(24,306)	(20,343)	(19,765)
Depreciation and amortization expense	(40,602)	(25,087)	(30,481)
Other expense(2)	—	(11,836)	—
Expense of non-controlling interests in consolidated subsidiaries	(6,128)	(3,318)	(1,689)
Total consolidation adjustments and reconciling items	(695,920)	(212,872)	(897,037)
Total segment expenses	$766,877	$657,490	$607,721

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)2018 period includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	For the Year Ended December 31,
	2019	2018	2017
Total consolidated other income	$122,539	$96,242	$174,674
Investment (income) loss - unrealized	26,620	49,241	(46,860)
Interest and other investment loss - unrealized	9,061	233	1,868
Other income from Consolidated Funds added in consolidation, net	(117,405)	(114,286)	(154,869)
Other (income) loss from Consolidated Funds eliminated in consolidation, net	(12,991)	(865)	1,059
OMG other income	(1,190)	(3,315)	(11,828)
Performance income reclass(1)	(740)	(205)	(1,936)
Principal investment loss	44,320	1,047	89,031
Change in value of contingent consideration	—	—	(20,156)
Other (income) expense, net	(460)	1,653	(1,042)
Other income of non-controlling interests in consolidated subsidiaries	(39)	(19)	(24)
Total consolidation adjustments and reconciling items	(52,824)	(66,516)	(144,757)
Total segment realized net investment income	$69,715	$29,726	$29,917

(1)Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Consolidated Statements of Operations.

The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to segment results of RI and FRE:

	For the Year Ended December 31,
	2019	2018	2017
Income before taxes	$425,180	$184,341	$149,859
Adjustments:
Depreciation and amortization expense	40,602	25,087	30,481
Equity compensation expense	97,691	89,724	69,711
Acquisition and merger-related expense	16,266	2,936	259,899
Deferred placement fees	24,306	20,343	19,765
OMG expense, net	229,264	196,512	173,047
Other (income) expense, net(1)	(460)	13,489	(1,042)
Net expense of non-controlling interests in consolidated subsidiaries	2,951	3,343	1,739
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(39,174)	(20,643)	(62,705)
Total performance (income) loss - unrealized	(303,142)	247,212	(325,915)
Total performance related compensation - unrealized	206,799	(221,343)	237,392
Total investment (income) loss - unrealized	35,681	49,474	(44,992)
Realized income	735,964	590,475	507,239
Total performance income - realized	(402,518)	(357,207)	(317,787)
Total performance related compensation - realized	290,382	251,597	242,330
Total investment income - realized	(69,715)	(29,726)	(29,917)
Fee related earnings	$554,113	$455,139	$401,865

(1)2018 period includes $11.8 million payment to ARCC for rent and utilities for the years ended 2017, 2016, 2015 and 2014, and the first quarter of 2018.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. CONSOLIDATION

Deconsolidated Funds
Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (a) the Company deconsolidated such funds as a result of being liquidated or dissolved; or (b) the Company is no longer deemed to be the primary beneficiary of the VIEs as it no longer has a significant economic interest. During the year ended December 31, 2019, two entities were liquidated/dissolved and two entities experienced a significant change in ownership that resulted in deconsolidation of the fund or CLO during the period. During the year ended December 31, 2018 and 2017, one entity was liquidated/dissolved and no non-VIE entities experienced a significant change in ownership or control that resulted in deconsolidation during each of the periods. For deconsolidated funds, the Company will continue to serve as the general partner and/or investment manager until such funds are fully liquidated.
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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of December 31,
	2019	2018
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$260,520	$222,477
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	181,856	186,455
Assets of consolidated VIEs	9,454,572	8,141,280
Liabilities of consolidated VIEs	8,679,869	7,479,383

(1)As of December 31, 2019, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $104.7 million.

	For the Year Ended December 31,
	2019	2018	2017
Net income attributable to non-controlling interests related to consolidated VIEs	$39,704	$20,512	$60,818

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition as of December 31, 2019 and December 31, 2018 and results from operations for the year ended December 31, 2019 and 2018 and 2017.

	As of December 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$138,384	$—	$—	$138,384
Investments (includes $1,134,967 of accrued carried interest)	1,845,520	—	(181,856)	1,663,664
Due from affiliates	282,197	—	(14,098)	268,099
Other assets	343,674	—	(2,381)	341,293
Right-of-use operating lease assets	143,406	—	—	143,406
Assets of Consolidated Funds
Cash and cash equivalents	—	606,321	—	606,321
Investments, at fair value	—	8,723,169	4,778	8,727,947
Due from affiliates	—	6,192	—	6,192
Receivable for securities sold	—	88,809	—	88,809
Other assets	—	30,081	—	30,081
Total assets	$2,753,181	$9,454,572	$(193,557)	$12,014,196
Liabilities
Accounts payable, accrued expenses and other liabilities	$88,173	$—	$—	$88,173
Accrued compensation	37,795	—	—	37,795
Due to affiliates	71,445	—	—	71,445
Performance related compensation payable	829,764	—	—	829,764
Debt obligations	316,609	—	—	316,609
Operating lease liabilities	168,817	—	—	168,817
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	61,857	—	61,857
Due to affiliates	—	11,700	(11,700)	—
Payable for securities purchased	—	500,146	—	500,146
CLO loan obligations, at fair value	—	7,998,922	(25,174)	7,973,748
Fund borrowings	—	107,244	—	107,244
Total liabilities	1,512,603	8,679,869	(36,874)	10,155,598
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	774,703	(156,683)	618,020
Non-controlling interest in Ares Operating Group entities	472,288	—	—	472,288
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (115,242,028 shares issued and outstanding)	1,152	—	—	1,152
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding)	—	—	—	—
Additional paid-in-capital	525,244	—	—	525,244
Retained earnings	(50,820)	—	—	(50,820)
Accumulated other comprehensive loss, net of tax	(6,047)	—	—	(6,047)
Total stockholders' equity	768,290	—	—	768,290
Total equity	1,240,578	774,703	(156,683)	1,858,598
Total liabilities, non-controlling interests and equity	$2,753,181	$9,454,572	$(193,557)	$12,014,196

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$110,247	$—	$—	$110,247
Investments (includes $841,079 of accrued carried interest)	1,512,592	—	(186,455)	1,326,137
Due from affiliates	207,924	—	(8,547)	199,377
Other assets	377,651	—	—	377,651
Assets of Consolidated Funds
Cash and cash equivalents	—	384,644	—	384,644
Investments, at fair value	—	7,673,165	—	7,673,165
Due from affiliates	—	17,609	—	17,609
Receivable for securities sold	—	42,076	—	42,076
Other assets	—	23,786	—	23,786
Total assets	$2,208,414	$8,141,280	$(195,002)	$10,154,692
Liabilities
Accounts payable, accrued expenses and other liabilities	$83,221	$—	$—	$83,221
Accrued compensation	29,389	—	—	29,389
Due to affiliates	82,411	—	—	82,411
Performance related compensation payable	641,737	—	—	641,737
Debt obligations	480,952	—	—	480,952
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	83,876	—	83,876
Due to affiliates	—	8,547	(8,547)	—
Payable for securities purchased	—	471,390	—	471,390
CLO loan obligations	—	6,706,286	(28,195)	6,678,091
Fund borrowings	—	209,284	—	209,284
Total liabilities	1,317,710	7,479,383	(36,742)	8,760,351
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	661,897	(158,260)	503,637
Non-controlling interest in Ares Operating Group entities	302,780	—	—	302,780
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (101,594,095 shares issued and outstanding)	1,016	—	—	1,016
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding)	—	—	—	—
Additional paid-in-capital	326,007	—	—	326,007
Retained earnings	(29,336)	—	—	(29,336)
Accumulated other comprehensive loss, net of tax	(8,524)	—	—	(8,524)
Total stockholders' equity	587,924	—	—	587,924
Total equity	890,704	661,897	(158,260)	1,394,341
Total liabilities, non-controlling interests and equity	$2,208,414	$8,141,280	$(195,002)	$10,154,692

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Year Ended December 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $164,396)	$1,014,337	$—	$(34,920)	$979,417
Carried interest allocation	621,872	—	—	621,872
Incentive fees	83,048	—	(13,851)	69,197
Principal investment income	44,320	—	12,235	56,555
Administrative, transaction and other fees	51,038	—	(12,641)	38,397
Total revenues	1,814,615	—	(49,177)	1,765,438
Expenses
Compensation and benefits	653,352	—	—	653,352
Performance related compensation	497,181	—	—	497,181
General, administrative and other expense	270,219	—	—	270,219
Expenses of the Consolidated Funds	—	90,816	(48,771)	42,045
Total expenses	1,420,752	90,816	(48,771)	1,462,797
Other income (expense)
Net realized and unrealized gains on investments	10,405	—	(851)	9,554
Interest and dividend income	9,599	—	(2,093)	7,506
Interest expense	(19,671)	—	—	(19,671)
Other expense, net	(8,190)	—	350	(7,840)
Net realized and unrealized gains on investments of the Consolidated Funds	—	3,312	11,824	15,136
Interest and other income of the Consolidated Funds	—	395,599	—	395,599
Interest expense of the Consolidated Funds	—	(281,506)	3,761	(277,745)
Total other income (expense)	(7,857)	117,405	12,991	122,539
Income before taxes	386,006	26,589	12,585	425,180
Income tax expense (benefit)	52,906	(530)	—	52,376
Net income	333,100	27,119	12,585	372,804
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	27,119	12,585	39,704
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	184,216	—	—	184,216
Net income attributable to Ares Management Corporation	148,884	—	—	148,884
Less: Series A Preferred Stock dividends paid	21,700	—	—	21,700
Net income attributable to Ares Management Corporation Class A common stockholders	$127,184	$—	$—	$127,184

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Year Ended December 31, 2018
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $128,805)	$836,744	$—	$(34,242)	$802,502
Carried interest allocation	42,410	—	—	42,410
Incentive fees	67,380	—	(4,000)	63,380
Principal investment income	1,047	—	(2,502)	(1,455)
Administrative, transaction and other fees	51,624	—	—	51,624
Total revenues	999,205	—	(40,744)	958,461
Expenses
Compensation and benefits	570,380	—	—	570,380
Performance related compensation	30,254	—	—	30,254
General, administrative and other expense	215,964	—	—	215,964
Expenses of the Consolidated Funds	—	92,006	(38,242)	53,764
Total expenses	816,598	92,006	(38,242)	870,362
Other income (expense)
Net realized and unrealized losses on investments	(2,867)	—	983	(1,884)
Interest and dividend income	7,121	—	(93)	7,028
Interest expense	(21,448)	—	—	(21,448)
Other expense, net	(1,715)	—	864	(851)
Net realized and unrealized gains (losses) on investments of the Consolidated Funds	—	664	(2,247)	(1,583)
Interest and other income of the Consolidated Funds	—	337,875	—	337,875
Interest expense of the Consolidated Funds	—	(224,253)	1,358	(222,895)
Total other income (expense)	(18,909)	114,286	865	96,242
Income before taxes	163,698	22,280	(1,637)	184,341
Income tax expense	32,071	131	—	32,202
Net income	131,627	22,149	(1,637)	152,139
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	22,149	(1,637)	20,512
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	74,607	—	—	74,607
Net income attributable to Ares Management Corporation	57,020	—	—	57,020
Less: Series A Preferred Stock dividends paid	21,700	—	—	21,700
Net income attributable to Ares Management Corporation Class A common stockholders	$35,320	$—	$—	$35,320

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	For the Year Ended December 31, 2017
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $105,467)	$744,825	$—	$(22,406)	$722,419
Carried interest allocation	621,471	—	(1,017)	620,454
Incentive fees	20,295	—	(4,075)	16,220
Principal investment income	89,031	—	(24,587)	64,444
Administrative, transaction and other fees	56,406	—	—	56,406
Total revenues	1,532,028	—	(52,085)	1,479,943
Expenses
Compensation and benefits	514,109	—	—	514,109
Performance related compensation	479,722	—	—	479,722
General, administrative and other expense	196,730	—	—	196,730
Transaction Support Expenses	275,177	—	—	275,177
Expenses of the Consolidated Funds	—	65,501	(26,481)	39,020
Total expenses	1,465,738	65,501	(26,481)	1,504,758
Other income (expense)
Net realized and unrealized gains on investments	13,565	—	(5,303)	8,262
Interest and dividend income	9,048	—	(2,005)	7,043
Interest expense	(21,219)	—	—	(21,219)
Other income, net	19,470	—	—	19,470
Net realized and unrealized gains on investments of the Consolidated Funds	—	126,836	(26,712)	100,124
Interest and other income of the Consolidated Funds	—	187,721	—	187,721
Interest expense of the Consolidated Funds	—	(159,688)	32,961	(126,727)
Total other income	20,864	154,869	(1,059)	174,674
Income before taxes	87,154	89,368	(26,663)	149,859
Income tax expense (benefit)	(24,939)	1,887	—	(23,052)
Net income	112,093	87,481	(26,663)	172,911
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	87,481	(26,663)	60,818
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	35,915	—	—	35,915
Net income attributable to Ares Management L.P.	76,178	—	—	76,178
Less: Preferred equity dividends paid	21,700	—	—	21,700
Net income attributable to Ares Management L.P. common shareholders	$54,478	$—	$—	$54,478

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

17. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2019 through the date the consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In February 2020, the Company's board of directors declared a quarterly dividend of $0.40 per share of Class A common stock payable on March 31, 2020 to common stockholders of record at the close of business on March 17, 2020.

In February 2020, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on March 31, 2020 to preferred stockholders of record at the close of business on March 15, 2020. As March 15, 2020 falls on a Sunday, the effective record date for the dividend will be Friday, March 13, 2020.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly information for each of the three months in the years ended December 31, 2019 and 2018 are presented below.

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$477,197	$384,822	$466,490	$436,929
Expenses	369,107	335,701	395,701	362,288
Other income	27,870	35,262	32,787	26,620
Income before taxes	135,960	84,383	103,576	101,261
Net income	121,576	74,878	91,875	84,475
Net income attributable to Ares Management Corporation	44,949	32,139	33,331	38,465
Series A Preferred Stock dividends paid	5,425	5,425	5,425	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	39,524	26,714	27,906	33,040
Net income per share of Class A common stock
Basic	$0.36	$0.24	$0.24	$0.27
Diluted	$0.36	$0.23	$0.23	$0.25
Dividends declared per share of Class A common stock	$0.32	$0.32	$0.32	$0.32

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$266,089	$204,163	$240,777	$247,432
Expenses	206,283	221,017	227,188	215,874
Other income (loss)	2,240	67,926	38,754	(12,678)
Income before taxes	62,046	51,072	52,343	18,880
Net income	74,421	14,169	47,212	16,337
Net income (loss) attributable to Ares Management Corporation(1)	40,948	(11,775)	15,910	11,937
Series A Preferred Stock dividends paid	5,425	5,425	5,425	5,425
Net income (loss) attributable to Ares Management Corporation Class A common stockholders(1)	35,523	(17,200)	10,485	6,512
Net income (loss) per share of Class A common stock(1):
Basic	$0.39	$(0.20)	$0.09	$0.05
Diluted	$0.28	$(0.20)	$0.09	$0.05
Dividends declared per share of Class A common stock(1)	$0.24	$0.28	$0.28	$0.28

(1)Periods prior to the Conversion on November 26, 2018 were attributable to Ares Management L.P. common shareholders.

* * *