Form 10-Q
period 2020-03-31
Ares Management Corp
filed 2020-05-08
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 4, 2020 there were 132,460,236 of the registrant’s shares of Class A common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 115,199,621 of the registrant's Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. For a discussion of risks resulting from the coronavirus (COVID-19) pandemic and the impact on the U.S. and global economy, along with the oil and gas market disruption, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

References in this Quarterly Report on Form 10-Q to the “Ares Operating Group” refer to, collectively, Ares Holdings L.P. (“Ares Holdings”), Ares Offshore Holdings L.P. (“Ares Offshore”) and Ares Investments L.P. (“Ares Investments”). References in this Quarterly Report on Form 10-Q to an “Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities. The use of any defined term in this report to mean more than one entities, persons, securities or other items collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “Ares,” “we” and “our” in this report to refer to Ares Management Corporation and its subsidiaries, each subsidiary of Ares Management Corporation is a standalone legal entity that is separate and distinct from Ares Management Corporation and any of its other subsidiaries.

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance income and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations.

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates these entities and therefore shows the results of our reportable segments without giving effect to the consolidation of the entities and (ii) “unconsolidated reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our reportable segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The OMG’s expenses are not allocated to our reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Notes to the Condensed Consolidated Financial Statements - Note 14. Segment Reporting.”

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

•“Ares”, “the Company”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;

•“Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in each of the Ares Operating Group entities;

•“assets under management” or “AUM” refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value ("NAV") of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). For our funds that are CLOs, our AUM is equal to initial principal amounts adjusted for paydowns;

•"AUM not yet paying fees" refers to AUM that is not currently paying fees and is eligible to earn management fees upon deployment;

•“available capital” (also referred to as “dry powder”) is comprised of uncalled committed capital and undrawn amounts under credit facilities and may include AUM that may be canceled or not otherwise available to invest;

•“Class B membership interests” refers to the interests that were retained by the former owners of Crestline Denali Capital LLC and represent the financial interests in the subordinated notes of the CLOs;

•“CLOs” refers to “our funds” that are structured as collateralized loan obligations;

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry, R. Kipp deVeer and Michael McFerran;

•“Incentive eligible AUM” or “IEAUM” refers to the AUM of our funds from which performance income may be generated, regardless of whether or not they are currently generating performance income. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IEAUM;

•“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating, on a realized or unrealized basis, performance income. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when ARCC Part II Fees are being generated;

•“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us and include ARCC Part I Fees;

•“net inflows of capital” refers to net new commitments during the period, including equity and debt commitments and gross inflows into our open-ended managed accounts and sub-advised accounts, as well as new debt and equity issuances by our publicly traded vehicles minus redemptions from our open-ended funds, managed accounts and sub-advised accounts;

•“net performance income” refers to performance income net of performance related compensation. Performance related compensation is the portion of performance income that is payable to our professionals;

•“our funds” refers to the funds, alternative asset companies, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group, and which are structured to pay fees. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and a registered investment adviser;

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

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from net income by excluding (a) income tax expense, (b) operating results of our Consolidated Funds, (c) depreciation and amortization expense, (d) the effects of changes arising from corporate actions, (e) unrealized gains and losses related to performance income and investment performance and (f) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization;

•“SEC” refers to the Securities and Exchange Commission;

•“Senior Notes” or the "AFC Notes" refers to senior notes issued by a wholly owned subsidiary of Ares Holdings; and

•"Series A Preferred Stock" refers to the preferred stock, $0.01 par value per share, of the Company designated as 7.00% Series A Preferred Stock.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of March 31,	As of December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$1,167,673	$138,384
Investments (includes accrued carried interest of $747,363 and $1,134,967 at March 31, 2020 and December 31, 2019, respectively)	1,190,604	1,663,664
Due from affiliates	288,030	268,099
Other assets	426,911	341,293
Right-of-use operating lease assets	145,225	143,406
Assets of Consolidated Funds:
Cash and cash equivalents	514,401	606,321
Investments, at fair value	9,094,565	8,727,947
Due from affiliates	6,192	6,192
Receivable for securities sold	355,149	88,809
Other assets	28,179	30,081
Total assets	$13,216,929	$12,014,196
Liabilities
Accounts payable, accrued expenses and other liabilities	$90,613	$88,173
Accrued compensation	69,702	37,795
Due to affiliates	73,050	71,445
Performance related compensation payable	532,665	829,764
Debt obligations	1,046,775	316,609
Operating lease liabilities	169,828	168,817
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	72,486	61,857
Payable for securities purchased	796,316	500,146
CLO loan obligations, at fair value	8,354,458	7,973,748
Fund borrowings	35,440	107,244
Total liabilities	11,241,333	10,155,598
Commitments and contingencies
Non-controlling interest in Consolidated Funds	562,818	618,020
Non-controlling interest in Ares Operating Group entities	514,166	472,288
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at March 31, 2020 and December 31, 2019)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (132,373,743 shares and 115,242,028 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	1,324	1,152
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at March 31, 2020 and December 31, 2019)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (115,199,621 shares and 1 share issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	1,152	—
Additional paid-in-capital	746,595	525,244
Retained earnings	(138,371)	(50,820)
Accumulated other comprehensive loss, net of tax	(10,849)	(6,047)
Total stockholders' equity	898,612	768,290
Total equity	1,975,596	1,858,598
Total liabilities, non-controlling interests and equity	$13,216,929	$12,014,196

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended March 31,
	2020	2019
Revenues
Management fees (includes ARCC Part I Fees of $43,923 and $38,393 for the three months ended March 31, 2020 and 2019, respectively)	$263,849	$224,659
Carried interest allocation	(230,876)	197,293
Incentive fees	(3,249)	16,815
Principal investment income (loss)	(26,723)	28,759
Administrative, transaction and other fees	10,408	9,671
Total revenues	13,409	477,197
Expenses
Compensation and benefits	180,084	156,846
Performance related compensation	(167,899)	156,520
General, administrative and other expenses	62,331	51,187
Expenses of Consolidated Funds	7,443	4,554
Total expenses	81,959	369,107
Other income (expense)
Net realized and unrealized gains (losses) on investments	(8,034)	3,476
Interest and dividend income	1,790	1,844
Interest expense	(5,306)	(5,589)
Other income (expense), net	5,464	(4,497)
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(254,761)	4,364
Interest and other income of Consolidated Funds	113,225	93,184
Interest expense of Consolidated Funds	(80,241)	(64,912)
Total other income (expense)	(227,863)	27,870
Income (loss) before taxes	(296,413)	135,960
Income tax expense (benefit)	(20,616)	14,384
Net income (loss)	(275,797)	121,576
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(166,406)	17,624
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(78,355)	59,003
Net income (loss) attributable to Ares Management Corporation	(31,036)	44,949
Less: Series A Preferred Stock dividends paid	5,425	5,425
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$(36,461)	$39,524
Net income (loss) attributable per share of Class A common stock
Basic	$(0.33)	$0.36
Diluted	$(0.33)	$0.36
Weighted-average shares of Class A common stock:
Basic	118,366,539	102,906,494
Diluted	118,366,539	110,699,112

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2020	2019

Net income (loss)	$(275,797)	$121,576
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(14,208)	1,084
Total comprehensive income (loss)	(290,005)	122,660
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	(171,093)	15,965
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	(83,074)	60,462
Comprehensive income (loss) attributable to Ares Management Corporation	$(35,838)	$46,233

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Class C Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2019	$298,761	$1,152	$—	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	(3,882)	(3,882)
Changes in ownership interests and related tax benefits	—	40	—	(196,670)	—	—	122,551	—	(74,079)
Issuances of common stock	—	121	1,152	382,061	—	—	—	—	383,334
Capital contributions	—	—	—	—	—	—	42,012	133,265	175,277
Dividends/Distributions	(5,425)	—	—	—	(51,090)	—	(55,748)	(13,492)	(125,755)
Net loss	5,425	—	—	—	(36,461)	—	(78,355)	(166,406)	(275,797)
Currency translation adjustment	—	—	—	—	—	(4,802)	(4,719)	(4,687)	(14,208)
Equity compensation	—	—	—	16,420	—	—	16,137	—	32,557
Stock option exercises	—	11	—	19,540	—	—	—	—	19,551
Balance at March 31, 2020	$298,761	$1,324	$1,152	$746,595	$(138,371)	$(10,849)	$514,166	$562,818	$1,975,596

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2018	$298,761	$1,016	$326,007	$(29,336)	$(8,524)	$302,780	$503,637	$1,394,341
Relinquished with deconsolidation of funds	—	—	—	—	—	—	(55)	(55)
Changes in ownership interests and related tax benefits	—	15	(6,339)	—	—	(12,073)	—	(18,397)
Contributions	—	—	—	—	—	1,876	54,035	55,911
Dividends/Distributions	(5,425)	—	—	(35,367)	—	(40,112)	(20,736)	(101,640)
Net income	5,425	—	—	39,524	—	59,003	17,624	121,576
Currency translation adjustment	—	—	—	—	1,284	1,459	(1,659)	1,084
Equity compensation	—	—	12,637	—	—	14,367	—	27,004
Balance at March 31, 2019	298,761	1,031	332,305	(25,179)	(7,240)	327,300	552,846	1,479,824
Changes in ownership interests and related tax benefits	—	5	(32,128)	—	—	20,615	—	(11,508)
Repurchases of Class A common stock	—	(4)	(10,445)	—	—	—	—	(10,449)
Contributions	—	—	—	—	—	—	61,464	61,464
Dividends/Distributions	(5,425)	—	—	(36,782)	—	(40,103)	(10,219)	(92,529)
Net income	5,425	—	—	26,714	—	34,393	8,346	74,878
Currency translation adjustment	—	—	—	—	(1,639)	(1,858)	1,506	(1,991)
Equity compensation	—	—	11,306	—	—	12,535	—	23,841
Stock option exercises	—	43	78,751	—	—	—	—	78,794
Balance at June 30, 2019	298,761	1,075	379,789	(35,247)	(8,879)	352,882	613,943	1,602,324
Changes in ownership interests and related tax benefits	—	1	(94,004)	—	—	95,212	—	1,209
Contributions	—	70	206,635	—	—	—	49,391	256,096
Dividends/Distributions	(5,425)	—	—	(36,967)	—	(48,970)	(34,620)	(125,982)
Net income	5,425	—	—	27,906	—	42,636	15,908	91,875
Currency translation adjustment	—	—	—	—	(2,131)	(2,352)	(4,946)	(9,429)
Equity compensation	—	—	10,816	—	—	11,577	—	22,393
Stock option exercises	—	1	4,295	—	—	—	—	4,296
Balance at September 30, 2019	298,761	1,147	507,531	(44,308)	(11,010)	450,985	639,676	1,842,782
Changes in ownership interests and related tax benefits	—	1	(1,505)	—	—	1,587	—	83
Contributions	—	—	—	—	—	—	7,961	7,961
Dividends/Distributions	(5,425)	—	—	(39,552)	—	(45,814)	(30,707)	(121,498)
Net income	5,425	—	—	33,040	—	48,184	(2,174)	84,475
Currency translation adjustment	—	—	—	—	4,963	5,431	3,264	13,658
Equity compensation	—	—	11,801	—	—	11,915	—	23,716
Stock option exercises	—	4	7,417	—	—	—	—	7,421
Balance at December 31, 2019	$298,761	$1,152	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(275,797)	$121,576
Adjustments to reconcile net income (loss) to net cash used in operating activities	125,070	10,766
Adjustments to reconcile net income (loss) to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(453,015)	(416,457)
Cash flows due to changes in operating assets and liabilities	51,995	3,537
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:	188,510	(69,268)
Net cash used in operating activities	(363,237)	(349,846)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(3,062)	(2,994)
Acquisitions	(35,844)	—
Net cash used in investing activities	(38,906)	(2,994)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,334	—
Proceeds from credit facility	790,000	145,000
Repayments of credit facility	(60,000)	(60,000)
Dividends and distributions	(106,838)	(75,479)
Series A Preferred Stock dividends and distributions	(5,425)	(5,425)
Stock option exercises	19,551	—
Taxes paid related to net share settlement of equity awards	(73,500)	(21,121)
Other financing activities	(2,125)	2,140
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	133,265	54,035
Distributions to non-controlling interests in Consolidated Funds	(13,492)	(20,736)
Borrowings under loan obligations by Consolidated Funds	454,391	396,144
Repayments under loan obligations by Consolidated Funds	(73,609)	(61,227)
Net cash provided by financing activities	1,445,552	353,331
Effect of exchange rate changes	(14,120)	9,760
Net change in cash and cash equivalents	1,029,289	10,251
Cash and cash equivalents, beginning of period	138,384	110,247
Cash and cash equivalents, end of period	$1,167,673	$120,498

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
The accompanying unaudited financial statements include the condensed consolidated results of the Company and its subsidiaries. The Company is a holding company, and the Company’s sole assets are equity interests in Ares Holdings Inc., Ares Offshore Holdings, Ltd., and Ares AI Holdings L.P. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group” or “AOG”: Ares Offshore Holdings L.P. ("Ares Offshore"), Ares Holdings L.P. ("Ares Holdings"), and Ares Investments L.P ("Ares Investments"). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.

Non-Controlling Interests in Ares Operating Group Entities

On February 21, 2020, the Company completed its acquisition of the Class A membership interests (the "Class A membership interests") in Crestline Denali Capital LLC ("Crestline Denali"). The Class A membership interests entitle the Company to the fees associated with managing seven collateral management contracts. The Class B membership interests of Crestline Denali (the "Class B membership interests") were retained by the former owners of Crestline Denali and represent the financial interests in the subordinated notes of the collateralized loan obligations.

The non-controlling interests in AOG entities represent a component of equity and net income attributable to the owners of the Ares Operating Group Units (“AOG Units”) that are not held directly or indirectly by the Company. These owners consist predominantly of Ares Owners Holdings L.P. but also include other strategic distribution partnerships with whom the Company has established joint ventures. In connection with the Company's control over Crestline Denali, the Company also consolidates investments and financial results that are attributable to the Class B membership interests to which the Company has no economic rights or obligations. Equity and income (loss) attributable to the Class B membership interests is included within non-controlling interests in AOG entities. Non-controlling interests in AOG entities are adjusted for contributions to and distributions from AOG during the reporting period and are allocated income from the AOG entities based on their historical ownership percentage for the proportional number of days in the reporting period.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC").
As of March 31, 2020, the impact of the outbreak of the coronavirus (COVID-19) pandemic continues to unfold. As a result, management's estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.

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

At March 31, 2020 and December 31, 2019, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

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

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. The amendments in this update should be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of March 31, 2020	As of March 31,	As of December 31,
		2020	2019
Management contracts	6.3 years	$42,547	$12,498
Client relationships	8.3 years	6,341	6,341
Trade name	2.3 years	378	378
Intangible assets		49,266	19,217
Less: accumulated amortization		(7,592)	(11,242)
Intangible assets, net		$41,674	$7,975
In connection with the acquisition of seven collateral management agreements during the first quarter of 2020, the Company allocated $34.7 million of the $35.8 million purchase price to the fair value of the collateral management contracts. The acquired management contracts had a weighted average amortization period of 6.5 years as of March 31, 2020.

Amortization expense associated with intangible assets was $1.0 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2020, the Company removed $4.7 million of intangible assets that were fully amortized.

Goodwill
The following table summarizes the carrying value of the Company's goodwill assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit Group	Private Equity Group	Real Estate Group	Total
Balance as of December 31, 2019	$32,196	$58,600	$53,059	$143,855
Foreign currency translation	—	—	(113)	(113)
Balance as of March 31, 2020	$32,196	$58,600	$52,946	$143,742

There was no impairment of goodwill recorded during the three months ended March 31, 2020 and 2019. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Equity method investments:
Equity method private investment partnership interests - principal (1)	$345,350	$390,407	29.0%	23.5%
Equity method - carried interest (1)	747,363	1,134,967	62.8	68.2
Equity method private investment partnership interests and other (held at fair value)	18,911	51,528	1.6	3.1
Equity method private investment partnership interests and other	12,763	16,536	1.0	1.0
Total equity method investments	1,124,387	1,593,438	94.4	95.8
Collateralized loan obligations (2)	17,783	22,265	1.5	1.3
Other fixed income	47,561	46,918	4.0	2.8
Collateralized loan obligations and other fixed income, at fair value	65,344	69,183	5.5	4.1
Common stock, at fair value	873	1,043	0.1	0.1
Total investments	$1,190,604	$1,663,664

(1)Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.
(2)Includes $2.6 million of collateralized loan obligations that are attributable to the Crestline Denali Class B Interests.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2020 and 2019 no individual equity method investment held by the Company met the significance criteria.
The Company recognized a net loss related to its equity method investments of $28.8 million for the three months ended March 31, 2020. The Company recognized a net gain related to its equity method investments of $29.0 million for the three months ended March 31, 2019. The net gains and losses were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.
With respect to the Company's equity method investments, the material assets are expected to generate either long-term capital appreciation and or interest income while the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Fixed income investments:
Bonds	$200,152	$212,376	2.2%	2.4%
Loans	8,533,658	8,062,740	93.8	92.4
Investments in CLO warehouse	—	44,435	—	0.5
Total fixed income investments	8,733,810	8,319,551	96.0	95.3
Equity securities	53,730	112,384	0.6	1.3
Partnership interests	307,025	296,012	3.4	3.4
Total investments, at fair value	$9,094,565	$8,727,947

At March 31, 2020 and December 31, 2019, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of March 31, 2020:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$65,344	$—	$65,344
Common stock and other equity securities	—	873	14,704	—	15,577
Partnership interests	—	—	2,575	1,632	4,207
Total investments, at fair value	—	873	82,623	1,632	85,128
Derivatives-foreign exchange contracts	—	5,429	—	—	5,429
Total assets, at fair value	$—	$6,302	$82,623	$1,632	$90,557
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(5)	$—	$—	$(5)
Total liabilities, at fair value	$—	$(5)	$—	$—	$(5)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$187,051	$13,101	$200,152
Loans	—	7,267,203	1,266,455	8,533,658
Total fixed income investments	—	7,454,254	1,279,556	8,733,810
Equity securities	10,978	—	42,752	53,730
Partnership interests	—	—	307,025	307,025
Total investments, at fair value	10,978	7,454,254	1,629,333	9,094,565
Derivatives-asset swaps-other	—	—	831	831
Total assets, at fair value	$10,978	$7,454,254	$1,630,164	$9,095,396
Liabilities, at fair value
Derivatives-asset swaps-other	$—	$—	$(811)	$(811)
Loan obligations of CLOs	—	(8,354,458)	—	(8,354,458)
Total liabilities, at fair value	$—	$(8,354,458)	$(811)	$(8,355,269)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2020:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$69,183	$35,192	$119,079
Additions(1)	—	3,686	—	3,686
Purchases(2)	—	643	—	643
Sales/settlements(3)	—	(402)	(32,430)	(32,832)
Realized and unrealized depreciation, net	—	(7,766)	(187)	(7,953)
Balance, end of period	$14,704	$65,344	$2,575	$82,623
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$—	$(6,731)	$5,511	$(1,220)

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Additions(1)	(635)	392,672	—	—	392,037
Transfer in	—	607,588	—	—	607,588
Transfer out	—	(61,774)	—	—	(61,774)
Purchases(2)	249	355,592	8,000	—	363,841
Sales/settlements(3)	(351)	(178,159)	—	(1,278)	(179,788)
Amortized discounts/premiums	—	499	—	48	547
Realized and unrealized appreciation (depreciation), net	(42,499)	(175,998)	3,013	5,356	(210,128)
Balance, end of period	$42,752	$1,279,556	$307,025	$20	$1,629,353
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(42,500)	$(170,496)	$3,012	$2,874	$(207,110)

(1)Additions relate to the net increase from consolidation of new funds or entities. For Consolidated Funds, additions are also offset by the deconsolidation of a fund.
(2)Purchases include paid-in-kind interest and securities received in connection with restructuring.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$60,824	$35,192	$106,413
Deconsolidation of fund	—	8,138	—	8,138
Purchases(1)	—	2,147	—	2,147
Sales/settlements(2)	—	(4,964)	—	(4,964)
Realized and unrealized appreciation, net	—	1,045	—	1,045
Balance, end of period	$10,397	$67,190	$35,192	$112,779
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$719	$—	$719

Level III Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$150,752	$547,958	$271,447	$680	$970,837
Deconsolidation of fund	—	(58,883)	—	—	(58,883)
Transfer in	—	155,651	—	—	155,651
Transfer out	—	(182,087)	—	—	(182,087)
Purchases(1)	10,774	173,408	4,000	—	188,182
Sales/settlements(2)	(5,086)	(79,489)	—	(21)	(84,596)
Amortized discounts/premiums	—	312	—	(151)	161
Realized and unrealized appreciation (depreciation), net	2,592	7,434	7,612	(3,539)	14,099
Balance, end of period	$159,032	$564,304	$283,059	$(3,031)	$1,003,364
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$2,592	$7,894	$7,612	$(3,481)	$14,617

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of March 31, 2020:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A
Partnership interests	2,575	Other	N/A	N/A
Collateralized loan obligations	17,783	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	47,561	Other	N/A	N/A
Total	$82,623

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$325	Market approach	EBITDA multiple(2)	10.0x - 28.8x	18.9x
	40,426	Other	Net income multiple	32.5x	32.5x
			Illiquidity discount	25.0%	25.0%
	2,001	Transaction price	N/A	N/A	N/A
Partnership interest	307,025	Discounted cash flow	Discount rate	18.1%	18.1%
Fixed income securities
	1,223,236	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	56,320	Income approach	Yield	4.0% - 25.5%	10.4%
Total assets	$1,630,164
Liabilities
Derivatives instruments	$(811)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(811)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2019:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A
Partnership interests	32,661	Transaction price(1)	N/A	N/A
	2,531	Other	N/A	N/A
Collateralized loan obligations	22,265	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	46,918	Other	N/A	N/A
Total	$119,079

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$431	Market approach	EBITDA multiple(2)	8.2x - 21.3x	16.1x
	40,745	Other	Net income multiple	36.2x	36.2x
			Illiquidity discount	25.0%	25.0%
	44,812	Transaction price(1)	N/A	N/A	N/A
Partnership interests	296,012	Discounted cash flow	Discount rate	19.6%	19.6%
Fixed income securities
	271,919	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	67,217	Income approach	Yield	4.8% - 14.3%	9.7%
Total assets	$721,136
Liabilities
Derivatives instruments	$(4,106)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(4,106)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $1.6 million as of March 31, 2020 and December 31, 2019. The Company has no unfunded commitments for this investment.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of March 31, 2020				As of December 31, 2019
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$56,555	$5,429	$124	$5	$67,930	$4,023	$10,846	$113
Total derivatives, at fair value(2)	$56,555	$5,429	$124	$5	$67,930	$4,023	$10,846	$113

	As of March 31, 2020				As of December 31, 2019
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$—	$—	$—	$—	$667	$667	$667	$670
Asset swap - other	5,258	831	4,808	811	—	—	7,640	4,106
Total derivatives, at fair value(3)	$5,258	$831	$4,808	$811	$667	$667	$8,307	$4,776

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of March 31, 2020 and December 31, 2019, the Company had the right to, but elected not to, offset an immaterial amount of its derivative liabilities.
(3)As of March 31, 2020 and December 31, 2019, the Consolidated Funds offset $0.7 million and $0.1 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2020		As of December 31, 2019
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/30/2025	N/A	$800,000	2.12%	$70,000	3.06%
Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,775	4.21%	246,609	4.21%
Total debt obligations				$1,046,775		$316,609

(1)The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 30, 2020, the Company amended the Credit Facility to, among other things, extend the maturity date from March 2024 to March 2025 and to reduce borrowing costs on the undrawn amounts. As of March 31, 2020, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.13% per annum. There is a base rate and LIBOR floor of zero.
(2)The Senior Notes were issued in October 2014 by Ares Finance Co. LLC, a subsidiary of the Company, at 98.27% of the face amount with interest paid semi-annually. The Company may redeem the Senior Notes prior to maturity, subject to the terms of the indenture.

As of March 31, 2020, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes
Unamortized debt issuance costs as of December 31, 2019	$5,255	$1,102
Debt issuance costs incurred	1,182	—
Amortization of debt issuance costs	(318)	(58)
Unamortized debt issuance costs as of March 31, 2020	$6,119	$1,044

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2020			As of December 31, 2019
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$9,461,567	$8,169,907	10.71	$7,738,337	$7,700,038	10.97
Subordinated notes(2)	606,407	184,551	10.85	449,877	273,710	11.02
Total loan obligations of Consolidated CLOs	$10,067,974	$8,354,458		$8,188,214	$7,973,748

(1)Original borrowings under the senior secured notes totaled $9.5 billion, with various maturity dates ranging from July 2028 to October 2032. The weighted average interest rate as of March 31, 2020 was 2.83%.
(2)Original borrowings under the subordinated notes totaled $606.4 million, with various maturity dates ranging from July 2028 to October 2032. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. Credit facilities of the Consolidated Funds are reflected at cost in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2020 and December 31, 2019, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding:

			As of March 31, 2020		As of December 31, 2019
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	1/1/2023	$18,000	$17,909	2.62%	$17,550	3.44%
	3/5/2021	71,500	—	N/A	71,500	3.14
	6/30/2021	192,780	—	N/A	—	N/A
	7/15/2028	75,000	16,500	4.17	17,000	4.75
Revolving Term Loan	2/9/2022	1,900	1,031	7.69	1,194	7.70
Total borrowings of Consolidated Funds			$35,440		$107,244

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus a spread of 1.00%.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2020, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of March 31, 2020 and December 31, 2019, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $398.2 million and $387.4 million, respectively.
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
At March 31, 2020 and December 31, 2019, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $282.8 million and $233.4 million, respectively, of which approximately $217.3 million and $175.1 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2020, if the funds were liquidated at their fair values, there would be $0.5 million contingent repayment obligation or liability. As of December 31, 2019, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 10 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

	Classification	As of March 31, 2020	As of December 31, 2019
Operating lease assets	Right-of-use operating lease assets	$145,225	$143,406
Finance lease assets	Other assets(1)	1,756	1,787
Total lease assets		$146,981	$145,193

Operating lease liabilities	Operating lease liabilities	$169,828	$168,817
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	1,698	1,651
Total lease liabilities		$171,526	$170,468

(1) Finance lease assets are recorded net of accumulated amortization of $0.7 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively.

	Classification	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease expense	General, administrative and other expenses	$7,632	$6,938
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	94	27
Interest on finance lease liabilities	Interest expense	11	13
Total lease expense		$7,737	$6,978

Other information	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,178	$7,682
Operating cash flows for finance leases	6	52
Financing cash flows for finance leases	36	264
Leased assets obtained in exchange for new operating lease liabilities	8,744	45,435

Lease term and discount rate	As of March 31, 2020	As of December 31, 2019
Weighted-average remaining lease terms (in years):
Operating leases	6.4	6.5
Finance leases	3.2	3.3
Weighted-average discount rate:
Operating leases	3.97%	4.00%
Finance leases	3.38%	3.39%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Maturity of lease liabilities	Operating Leases	Finance Leases
2020	$22,173	$461
2021	30,320	516
2022	31,506	485
2023	28,026	158
2024	25,178	156
After 2024	55,515	7
Total future payments	192,718	1,783
Less: interest	22,890	85
Total lease liabilities	$169,828	$1,698

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
Performance income the Company earns from the funds can be distributed to professionals or their related entities on a current basis, subject, in the case of carried interest programs, to repayment by the subsidiary of the Company that acts as general partner of the relevant fund in the event that certain specified return thresholds are not ultimately achieved. The professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several, and not joint, and are limited to distributions received by the relevant recipient.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2020	2019
Due from affiliates:
Management fees receivable from non-consolidated funds	$211,887	$203,554
Payments made on behalf of and amounts due from non-consolidated funds and employees	76,143	64,545
Due from affiliates—Company	$288,030	$268,099
Amounts due from portfolio companies and non-consolidated funds	$6,192	$6,192
Due from affiliates—Consolidated Funds	$6,192	$6,192
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,893	$2,420
Management fees received in advance	6,100	3,012
Tax receivable agreement liability	33,694	26,542
Undistributed carried interest and incentive fees	17,459	28,086
Payments made by non-consolidated funds on behalf of and payable by the Company	12,904	11,385
Due to affiliates—Company	$73,050	$71,445

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
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd., the Company agreed to waive up to $10 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began with the second quarter of 2017 and ended with the third quarter of 2019. ARCC Part I Fees are reported net of the fee waiver. For the three months ended March 31, 2019, the Company waived $10.0 million.

10. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $20.6 million. For the three months ended March 31, 2019, the Company recorded income tax expense of $14.4 million.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three months ended March 31, 2020, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
        The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $86.3 million and $46.4 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by using the two-class method. Diluted earnings per share of Class A common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the three months ended March 31, 2020, the Company had a net loss and earnings per share was computed under the two-class method. For the three months ended March 31, 2019, the treasury stock method was the more dilutive method.

For the three months ended March 31, 2020, the following options, restricted units and AOG Units represent the securities not included in the two-class method. For the three months ended March 31, 2019, the computation of dilutive earnings per share excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	Three months ended March 31,
	2020	2019
Options	12,859,532	—
Restricted units	16,377,716	119
AOG Units	116,328,089	116,996,031

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2020	2019
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$(36,461)	$39,524
Distributions on unvested restricted units	(2,290)	(1,806)
Undistributed earnings allocable to participating unvested restricted units	—	(663)
Net income (loss) available to Class A common stockholders	$(38,751)	$37,055
Basic weighted-average shares of Class A common stock	118,366,539	102,906,494
Basic earnings (loss) per share of Class A common stock	$(0.33)	$0.36
Net income (loss) available to Class A common stockholders	$(36,461)	$39,524
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$(36,461)	$39,524
Effect of dilutive shares:
Restricted units	—	5,485,250
Options	—	2,307,368
Diluted weighted-average shares of Class A common stock	118,366,539	110,699,112
Diluted earnings (loss) per share of Class A common stock	$(0.33)	$0.36

Dividend declared and paid per Class A common stock	$0.40	$0.32

12. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan, as amended and restated on March 1, 2018 and as further amended and restated, effective November 26, 2018 (the "Equity Incentive Plan"). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2020, the total number of shares available for issuance under the Equity Incentive Plan reset to 37,528,029 shares, and as of March 31, 2020, 34,495,433 shares remain available for issuance.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Generally, unvested restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is included in the following table:

	Three months ended March 31,
	2020	2019
Restricted units	$28,381	$23,012
Restricted units with a market condition	4,133	891
Options	43	3,101
Phantom shares	—	548
Equity-based compensation expense	$32,557	$27,552
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
The holders of restricted units, other than the market condition awards described below, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the three months ended March 31, 2020, the Company declared a dividend of $0.40 per share to Class A common stockholders at the close of business on March 17, 2020. For the three months ended March 31, 2020, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $6.4 million, which are presented as a component of dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2020	16,810,473	$20.07
Granted	3,268,133	36.85
Vested	(3,921,722)	19.21
Forfeited	(211,925)	21.42
Balance - March 31, 2020	15,944,959	$23.69

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $291.3 million as of March 31, 2020 and is expected to be recognized over the remaining weighted average period of 3.17 years.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Restricted Unit Awards with a Market Condition
The following table presents the unvested market condition awards' activity:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2020	1,333,334	$9.30
Granted	—	—
Vested	(666,667)	10.92
Forfeited	—	—
Balance - March 31, 2020	666,667	$7.68

For the three months ended March 31, 2020, the market-priced vesting condition was met for one of the tranches of the market condition awards and compensation expense of $3.7 million was accelerated. The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $3.1 million as of March 31, 2020 and is expected to be recognized over the remaining weighted average period of 2.63 years.
Options
A summary of options activity during the three months ended March 31, 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2020	13,426,870	$18.99	4.34	$224,260
Granted	—	—	—	—
Exercised	(1,134,677)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - March 31, 2020	12,292,193	$18.99	4.00	$146,811
Exercisable at March 31, 2020	12,292,193	$18.99	4.00	$146,811

Net cash proceeds from exercises of stock options were $21.6 million for the three months ended March 31, 2020. The Company realized tax benefits of approximately $2.9 million from those exercises.
13. EQUITY
Common Stock

The Company's common stock consists of Class A, Class B and Class C common stock, each $0.01 par value per share. The Class B common stock and Class C common stock are non-economic and holders are not entitled to dividends from the Company or to receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC is the sole holder of the Class B common stock and Ares Voting LLC ("Ares Voting") is the sole holder of the Class C common stock.
In February 2019, the Company's board of directors authorized the repurchase of up to $150 million of shares of Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. In February 2020, the board of directors approved the renewal of the program and reset the repurchase amount back to $150 million. The renewed program is scheduled to expire in March 2021. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares as part of the stock repurchase program.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

On March 31, 2020, the Company issued and sold 12,130,540 shares of newly issued Class A common stock in a private offering (the "Offering") to Sumitomo Mitsui Banking Corporation ("SMBC") in connection with a share purchase agreement. The Company received $383.8 million in gross proceeds and incurred approximately $0.5 million of expenses in connection with the Offering. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with contributions in additional paid-in-capital within the Condensed Consolidated Statements of Changes in Equity. In connection with the Offering, the Company approved the amendment of its certificate of incorporation to, among other things, establish a new series of non-voting common stock, par value $0.01 per share, that has the same economic rights as the Class A common stock. SMBC may exchange all or a portion of the Class A common stock for an equivalent amount of the newly established non-voting common stock pursuant to certain terms set forth in an investor rights agreement entered into between the Company and SMBC. To satisfy a condition related to the Offering, the Company also issued 115,199,620 shares of its Class C common stock to Ares Voting on March 30, 2020. The issuance of the Class C units did not change the aggregate voting power of Ares Voting and Ares Voting will continue to be entitled to the number of votes equal to the number of AOG Units held of record by each Ares Operating Group limited partner, other than the Company and its subsidiaries, that does not own a share of Class C common stock.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2020	115,242,028	1,000	1	115,243,029
Issuance of stock	12,130,540	—	115,199,620	127,330,160
Exchanges of AOG Units	1,376,422	—	—	1,376,422
Stock option exercises, net of shares withheld for tax	1,058,722	—	—	1,058,722
Vesting of restricted stock awards, net of shares withheld for tax	2,566,031	—	—	2,566,031
Balance Outstanding - March 31, 2020	132,373,743	1,000	115,199,621	247,574,364

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of March 31, 2020		As of December 31, 2019		Three months ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2020	2019
Ares Management Corporation	132,373,743	53.47%	115,242,028	49.70%	50.43%	46.80%
Ares Owners Holding L.P.	115,199,621	46.53%	116,641,833	50.30%	49.57%	53.20%
Total	247,573,364	100.00%	231,883,861	100.00%
Preferred Stock
As of March 31, 2020 and December 31, 2019, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

14. SEGMENT REPORTING
The Company operates through its distinct operating segments that are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, multi-asset credit, alternative credit investments and direct lending. The syndicated loans strategy focuses on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

and primarily target first lien secured debt, with a secondary focus on second lien loans, mezzanine loans, high yield bonds and unsecured loans. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Multi-asset credit is a “go anywhere” strategy designed to offer investors a flexible solution to global credit investing by tactical allocation between multiple asset classes in various market conditions. The alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. The alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, structural protections and cash flow velocity. The direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets and has a multi-channel origination strategy designed to address a broad set of investment opportunities in the middle market. The Credit Group manages U.S. corporate lending activities primarily through its inaugural vehicle and publicly traded business development company, ARCC. The group maintains a flexible investment strategy with the capability to invest in first lien senior secured loans (including "unitranche" loans which are loans that combine senior and mezzanine debt, generally in a first lien position), second lien senior secured loans, mezzanine debt and non-control equity co-investments in middle market companies and power generation projects.

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
The OMG consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s expenses are not allocated to the Company’s reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.
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
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2020:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $43,923)	$197,437	$52,157	$24,184	$273,778	$—	$273,778
Other fees	3,058	110	704	3,872	—	3,872
Compensation and benefits	(70,925)	(19,596)	(12,413)	(102,934)	(36,426)	(139,360)
General, administrative and other expenses	(15,313)	(5,633)	(2,935)	(23,881)	(21,305)	(45,186)
Fee related earnings	114,257	27,038	9,540	150,835	(57,731)	93,104
Performance income—realized	9,016	116,154	26,600	151,770	—	151,770
Performance related compensation—realized	(7,899)	(92,924)	(17,170)	(117,993)	—	(117,993)
Realized net performance income	1,117	23,230	9,430	33,777	—	33,777
Investment income (loss)—realized	(843)	11,470	1,290	11,917	(5,698)	6,219
Interest and other investment income —realized	4,575	812	796	6,183	168	6,351
Interest expense	(1,715)	(1,643)	(971)	(4,329)	(977)	(5,306)
Realized net investment income (loss)	2,017	10,639	1,115	13,771	(6,507)	7,264
Realized income	$117,391	$60,907	$20,085	$198,383	$(64,238)	$134,145

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended March 31, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $38,393)	$162,966	$51,396	$18,650	$233,012	$—	$233,012
Other fees	3,066	—	9	3,075	—	3,075
Compensation and benefits	(60,348)	(21,196)	(9,284)	(90,828)	(32,661)	(123,489)
General, administrative and other expenses	(13,505)	(4,057)	(3,132)	(20,694)	(20,632)	(41,326)
Fee related earnings	92,179	26,143	6,243	124,565	(53,293)	71,272
Performance income—realized	21,925	44,123	2,525	68,573	—	68,573
Performance related compensation—realized	(12,663)	(35,297)	(1,257)	(49,217)	—	(49,217)
Realized net performance income	9,262	8,826	1,268	19,356	—	19,356
Investment income—realized	858	10,936	3,480	15,274	—	15,274
Interest and other investment income —realized	2,905	294	1,105	4,304	15	4,319
Interest expense	(1,899)	(2,175)	(1,119)	(5,193)	(396)	(5,589)
Realized net investment income (loss)	1,864	9,055	3,466	14,385	(381)	14,004
Realized income	$103,305	$44,024	$10,977	$158,306	$(53,674)	$104,632

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended March 31,
	2020	2019
Segment revenues
Management fees (includes ARCC Part I Fees of $43,923 and $38,393 for the three months ended March 31, 2020 and 2019 respectively)	$273,778	$233,012
Other fees	3,872	3,075
Performance income—realized	151,770	68,573
Total segment revenues	$429,420	$304,660
Segment expenses
Compensation and benefits	$102,934	$90,828
General, administrative and other expenses	23,881	20,694
Performance related compensation—realized	117,993	49,217
Total segment expenses	$244,808	$160,739
Segment realized net investment income
Investment income—realized	$11,917	$15,274
Interest and other investment income —realized	6,183	4,304
Interest expense	(4,329)	(5,193)
Total segment realized net investment income	$13,771	$14,385

The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended March 31,
	2020	2019
Total consolidated revenue	$13,409	$477,197
Performance (income) loss-unrealized	387,657	(146,575)
Management fees of Consolidated Funds eliminated in consolidation	10,502	8,413
Incentive fees of Consolidated Funds eliminated in consolidation	(45)	434
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	3,317	—
Administrative fees(1)	(9,661)	(6,602)
Performance income (loss) reclass(2)	(1,717)	606
Principal investment (income) loss, net of eliminations	26,723	(28,759)
Net income of non-controlling interests in consolidated subsidiaries	(765)	(54)
Total consolidation adjustments and reconciling items	416,011	(172,537)
Total segment revenue	$429,420	$304,660

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended March 31,
	2020	2019
Total consolidated expenses	$81,959	$369,107
Performance related compensation-unrealized	285,892	(107,303)
Expenses of Consolidated Funds added in consolidation	(17,899)	(13,401)
Expenses of Consolidated Funds eliminated in consolidation	10,456	8,847
Administrative fees(1)	(9,661)	(6,602)
OMG expenses	(57,731)	(53,293)
Acquisition and merger-related expense	(3,115)	(1,773)
Equity compensation expense	(32,557)	(27,552)
Deferred placement fees	(5,415)	(521)
Depreciation and amortization expense	(5,542)	(5,824)
Expense of non-controlling interests in consolidated subsidiaries	(1,579)	(946)
Total consolidation adjustments and reconciling items	162,849	(208,368)
Total segment expenses	$244,808	$160,739

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended March 31,
	2020	2019
Total consolidated other income	$(227,863)	$27,870
Investment (income) loss - unrealized	105,594	(16,183)
Interest and other investment (income) loss - unrealized	(4,961)	4,978
Other (income) loss from Consolidated Funds added in consolidation, net	198,245	(31,207)
Other income from Consolidated Funds eliminated in consolidation, net	(3,819)	(372)
OMG other expense	1,141	30
Performance (income) loss reclass(1)	1,717	(606)
Principal investment income (loss)	(75,988)	29,892
Other (income) expense, net	22	(1)
Other (income) loss of non-controlling interests in consolidated subsidiaries	19,683	(16)
Total consolidation adjustments and reconciling items	241,634	(13,485)
Total segment realized net investment income	$13,771	$14,385

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

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended March 31,
	2020	2019
Income (loss) before taxes	$(296,413)	$135,960
Adjustments:
Depreciation and amortization expense	5,542	5,824
Equity compensation expense	32,557	27,552
Acquisition and merger-related expense	3,137	1,773
Deferred placement fees	5,415	521
OMG expense, net	58,872	53,323
Other income, net	—	(1)
Net expense of non-controlling interests in consolidated subsidiaries	20,497	876
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	166,378	(17,045)
Total performance (income) loss - unrealized	387,657	(146,575)
Total performance related compensation - unrealized	(285,892)	107,303
Total investment (income) loss - unrealized	100,633	(11,205)
Realized income	198,383	158,306
Total performance income - realized	(151,770)	(68,573)
Total performance related compensation - realized	117,993	49,217
Total investment income - realized	(13,771)	(14,385)
Fee related earnings	$150,835	$124,565

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of March 31,	As of December 31,
	2020	2019
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$235,751	$260,520
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	154,490	181,856
Assets of consolidated VIEs	9,990,390	9,454,572
Liabilities of consolidated VIEs	9,308,677	8,679,869

(1)As of March 31, 2020 and December 31, 2019, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $64.9 million and $104.7 million, respectively.

	For the Three months ended March 31,
	2020	2019
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$(166,406)	$17,624

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of March 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,167,673	$—	$—	$1,167,673
Investments (includes $747,363 of accrued carried interest)	1,345,094	—	(154,490)	1,190,604
Due from affiliates	308,566	—	(20,536)	288,030
Other assets	428,853	—	(1,942)	426,911
Right-of-use operating lease assets	145,225	—	—	145,225
Assets of Consolidated Funds
Cash and cash equivalents	—	514,401	—	514,401
Investments, at fair value	—	9,086,469	8,096	9,094,565
Due from affiliates	—	6,192	—	6,192
Receivable for securities sold	—	355,149	—	355,149
Other assets	—	28,179	—	28,179
Total assets	$3,395,411	$9,990,390	$(168,872)	$13,216,929
Liabilities
Accounts payable, accrued expenses and other liabilities	$90,613	$—	$—	$90,613
Accrued compensation	69,702	—	—	69,702
Due to affiliates	73,050	—	—	73,050
Performance related compensation payable	532,665	—	—	532,665
Debt obligations	1,046,775	—	—	1,046,775
Operating lease liabilities	169,828	—	—	169,828
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	72,486	—	72,486
Due to affiliates	—	14,382	(14,382)	—
Payable for securities purchased	—	796,316	—	796,316
CLO loan obligations, at fair value	—	8,390,053	(35,595)	8,354,458
Fund borrowings	—	35,440	—	35,440
Total liabilities	1,982,633	9,308,677	(49,977)	11,241,333
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	681,713	(118,895)	562,818
Non-controlling interest in Ares Operating Group entities	514,166	—	—	514,166
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (132,373,743 shares issued and outstanding)	1,324	—	—	1,324
Class B common stock, $0.01 par value,1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (115,199,621 shares issued and outstanding)	1,152	—	—	1,152
Additional paid-in-capital	746,595	—	—	746,595
Retained earnings	(138,371)	—	—	(138,371)
Accumulated other comprehensive loss, net of tax	(10,849)	—	—	(10,849)
Total stockholders' equity	898,612	—	—	898,612
Total equity	1,412,778	681,713	(118,895)	1,975,596
Total liabilities, non-controlling interests and equity	$3,395,411	$9,990,390	$(168,872)	$13,216,929

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$138,384	$—	$—	$138,384
Investments (includes $1,134,967 of accrued carried interest)	1,845,520	—	(181,856)	1,663,664
Due from affiliates	282,197	—	(14,098)	268,099
Other assets	343,674	—	(2,381)	341,293
Right-of-use operating lease assets	143,406	—	—	143,406
Assets of Consolidated Funds
Cash and cash equivalents	—	606,321	—	606,321
Investments, at fair value	—	8,723,169	4,778	8,727,947
Due from affiliates	—	6,192	—	6,192
Receivable for securities sold	—	88,809	—	88,809
Other assets	—	30,081	—	30,081
Total assets	$2,753,181	$9,454,572	$(193,557)	$12,014,196
Liabilities
Accounts payable, accrued expenses and other liabilities	$88,173	$—	$—	$88,173
Accrued compensation	37,795	—	—	37,795
Due to affiliates	71,445	—	—	71,445
Performance related compensation payable	829,764	—	—	829,764
Debt obligations	316,609	—	—	316,609
Operating lease liabilities	168,817	—	—	168,817
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	61,857	—	61,857
Due to affiliates	—	11,700	(11,700)	—
Payable for securities purchased	—	500,146	—	500,146
CLO loan obligations	—	7,998,922	(25,174)	7,973,748
Fund borrowings	—	107,244	—	107,244
Total liabilities	1,512,603	8,679,869	(36,874)	10,155,598
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	774,703	(156,683)	618,020
Non-controlling interest in Ares Operating Group entities	472,288	—	—	472,288
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (115,242,028 shares issued and outstanding)	1,152	—	—	1,152
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (1 share issued and outstanding)	—	—	—	—
Additional paid-in-capital	525,244	—	—	525,244
Retained earnings	(50,820)	—	—	(50,820)
Accumulated other comprehensive loss, net of tax	(6,047)	—	—	(6,047)
Total stockholders' equity	768,290	—	—	768,290
Total equity	1,240,578	774,703	(156,683)	1,858,598
Total liabilities, non-controlling interests and equity	$2,753,181	$9,454,572	$(193,557)	$12,014,196

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $43,923)	$274,351	$—	$(10,502)	$263,849
Carried interest allocation	(230,876)	—	—	(230,876)
Incentive fees	(3,294)	—	45	(3,249)
Principal investment loss	(75,988)	—	49,265	(26,723)
Administrative, transaction and other fees	13,725	—	(3,317)	10,408
Total revenues	(22,082)	—	35,491	13,409
Expenses
Compensation and benefits	180,084	—	—	180,084
Performance related compensation	(167,899)	—	—	(167,899)
General, administrative and other expense	62,331	—	—	62,331
Expenses of the Consolidated Funds	—	17,899	(10,456)	7,443
Total expenses	74,516	17,899	(10,456)	81,959
Other income (expense)
Net realized and unrealized losses on investments	(35,695)	—	27,661	(8,034)
Interest and dividend income	2,602	—	(812)	1,790
Interest expense	(5,306)	—	—	(5,306)
Other expense, net	4,962	—	502	5,464
Net realized and unrealized losses on investments of the Consolidated Funds	—	(230,173)	(24,588)	(254,761)
Interest and other income of the Consolidated Funds	—	113,225	—	113,225
Interest expense of the Consolidated Funds	—	(81,297)	1,056	(80,241)
Total other expense	(33,437)	(198,245)	3,819	(227,863)
Loss before taxes	(130,035)	(216,144)	49,766	(296,413)
Income tax expense (benefit)	(20,644)	28	—	(20,616)
Net loss	(109,391)	(216,172)	49,766	(275,797)
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(216,172)	49,766	(166,406)
Less: Net loss attributable to non-controlling interests in in Ares Operating Group entities	(78,355)	—	—	(78,355)
Net loss attributable to Ares Management Corporation	(31,036)	—	—	(31,036)
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net loss attributable to Ares Management Corporation Class A common stockholders	$(36,461)	$—	$—	$(36,461)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $38,393)	$233,072	$—	$(8,413)	$224,659
Carried interest allocation	197,293	—	—	197,293
Incentive fees	17,249	—	(434)	16,815
Principal investment income	29,892	—	(1,133)	28,759
Administrative, transaction and other fees	9,671	—	—	9,671
Total revenues	487,177	—	(9,980)	477,197
Expenses
Compensation and benefits	156,846	—	—	156,846
Performance related compensation	156,520	—	—	156,520
General, administrative and other expense	51,187	—	—	51,187
Expenses of the Consolidated Funds	—	13,401	(8,847)	4,554
Total expenses	364,553	13,401	(8,847)	369,107
Other income (expense)
Net realized and unrealized gains on investments	4,424	—	(948)	3,476
Interest and dividend income	2,324	—	(480)	1,844
Interest expense	(5,589)	—	—	(5,589)
Other expense, net	(4,868)	—	371	(4,497)
Net realized and unrealized gains on investments of the Consolidated Funds	—	3,748	616	4,364
Interest and other income of the Consolidated Funds	—	93,184	—	93,184
Interest expense of the Consolidated Funds	—	(65,725)	813	(64,912)
Total other income (expense)	(3,709)	31,207	372	27,870
Income before taxes	118,915	17,806	(761)	135,960
Income tax expense (benefit)	14,963	(579)	—	14,384
Net income	103,952	18,385	(761)	121,576
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	18,385	(761)	17,624
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	59,003	—	—	59,003
Net income attributable to Ares Management Corporation	44,949	—	—	44,949
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$39,524	$—	$—	$39,524

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(109,391)	$(216,172)	$49,766	$(275,797)
Adjustments to reconcile net loss to net cash used in operating activities	190,761		(65,691)	125,070
Adjustments to reconcile net loss to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds		(478,695)	25,680	(453,015)
Cash flows due to changes in operating assets and liabilities	45,995		6,000	51,995
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:		99,272	89,238	188,510
Net cash provided by (used in) operating activities	127,365	(595,595)	104,993	(363,237)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(3,062)	—	—	(3,062)
Acquisitions	(35,844)	—	—	(35,844)
Net cash used in investing activities	(38,906)	—	—	(38,906)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,334	—	—	383,334
Proceeds from credit facility	790,000	—	—	790,000
Repayments of credit facility	(60,000)	—	—	(60,000)
Dividends and distributions	(106,838)	—	—	(106,838)
Series A Preferred Stock dividends and distributions	(5,425)	—	—	(5,425)
Stock option exercises	19,551	—	—	19,551
Taxes paid related to net share settlement of equity awards	(73,500)	—	—	(73,500)
Other financing activities	(2,125)	—	—	(2,125)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	148,270	(15,005)	133,265
Distributions to non-controlling interests in Consolidated Funds	—	(15,426)	1,934	(13,492)
Borrowings under loan obligations by Consolidated Funds	—	454,391	—	454,391
Repayments under loan obligations by Consolidated Funds	—	(73,609)	—	(73,609)
Net cash provided by financing activities	944,997	513,626	(13,071)	1,445,552
Effect of exchange rate changes	(4,167)	(9,953)	—	(14,120)
Net change in cash and cash equivalents	1,029,289	(91,922)	91,922	1,029,289
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$1,167,673	$514,399	$(514,399)	$1,167,673

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$103,952	$18,385	$(761)	$121,576
Adjustments to reconcile net income to net cash used in operating activities	(79,008)	—	89,774	10,766
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(415,841)	(616)	(416,457)
Cash flows due to changes in operating assets and liabilities	4,306	—	(769)	3,537
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:	—	83,267	(152,535)	(69,268)
Net cash provided by (used in) operating activities	29,250	(314,189)	(64,907)	(349,846)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(2,994)	—	—	(2,994)
Net cash used in investing activities	(2,994)	—	—	(2,994)
Cash flows from financing activities:
Proceeds from credit facility	145,000	—	—	145,000
Repayments of credit facility	(60,000)	—	—	(60,000)
Dividends and distributions	(75,479)	—	—	(75,479)
Series A Preferred Stock dividends and distributions	(5,425)	—	—	(5,425)
Taxes paid related to net share settlement of equity awards	(21,121)	—	—	(21,121)
Other financing activities	2,140	—	—	2,140
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	148,691	(94,656)	54,035
Distributions to non-controlling interests in Consolidated Funds	—	(23,629)	2,893	(20,736)
Borrowings under loan obligations by Consolidated Funds	—	392,777	3,367	396,144
Repayments under loan obligations by Consolidated Funds	—	(61,227)	—	(61,227)
Net cash provided by (used in) financing activities	(14,885)	456,612	(88,396)	353,331
Effect of exchange rate changes	(1,120)	10,880	—	9,760
Net change in cash and cash equivalents	10,251	153,303	(153,303)	10,251
Cash and cash equivalents, beginning of period	110,247	384,644	(384,644)	110,247
Cash and cash equivalents, end of period	$120,498	$537,947	$(537,947)	$120,498

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2020 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In April 2020, the Company's board of directors declared a quarterly dividend of $0.40 per share of Class A common stock payable on June 30, 2020 to common stockholders of record at the close of business on June 16, 2020.

In April 2020, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on June 30, 2020 to preferred stockholders of record at the close of business on June 15, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Ares Management Corporation is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares-affiliated funds, related co-investment entities and certain CLOs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2019 Annual Report on Form 10-K of Ares Management Corporation and the related notes.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. Certain prior period amounts have been reclassified to conform to the current year presentation.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of March 31, 2020, approximately 69% of our AUM were in funds with a remaining contractual life of three years or more, approximately 74% of our AUM were in funds with an initial duration greater than seven years at time of closing and 87% of our management fees were derived from permanent capital, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.
2020 has started off as a challenging year for markets around the world. The outbreak of COVID-19, which the World Health Organization has declared a global pandemic, has led to significant volatility in the equity and credit markets and significant declines in the global financial and energy markets. At this time, it is uncertain how long this volatility will continue. In addition, Saudi Arabia’s decision in early March to discount its price of oil and increase its production exacerbated the volatility. The shutdown of economic activity and heightened concerns regarding liquidity and leverage resulted in the widest levels of U.S. credit spreads since the Global Financial Crisis (“GFC”). The U.S. 10-year Treasury traded at a record low and U.S. investment grade and high yield spreads widened. Credit markets experienced sharp dislocations, as fund outflows in the leveraged finance market surged at a record pace, but investment grade primary market activity set a record high. The Federal Reserve moved with an unexpected pace to enact economic and financial stimulus plans as it effectively pledged support to keep markets and the economy afloat. Against this backdrop, the Credit Suisse Leveraged Loan Index ("CSLLI"), a leveraged loan index, and the ICE BofA High Yield Master II Index, a high yield bond index, had negative returns of 13.2% and 13.1%, respectively, for the first quarter of 2020.
European credit markets experienced similar results due to the wider economic impact of the COVID-19 pandemic on the Eurozone, which led to wide scale sell offs and collapses in prices in both the equity and debt markets. The primary markets for both European leveraged loans and high-yield bonds closed completely in mid-March. Aligned with the actions of the world’s major central banks, the European Central Bank enacted a new Pandemic Emergency Purchase Program to boost asset purchases. In this environment, the Credit Suisse Western European Leveraged Loan Index and ICE BofA European Currency High Yield Constrained Index had negative returns of 14.0% and 14.5%, respectively, for the first quarter of 2020.
The impact of COVID-19 pandemic was also reflected in the performance of the equity markets. The S&P 500 Index and the MSCI All Country World ex USA Index had negative returns of 19.6% and 23.3%, respectively, for the first quarter of 2020 Given the extreme market volatility, transaction volumes in the traditional private equity buyout market has slowed significantly. In addition to the difficulty of running a transaction process in the current environment, company performance and earnings across many industries have been impacted by COVID-19, including those of portfolio companies managed by our funds.

For the first quarter of 2020, rents and occupancies for industrial, office and residential real estate properties generally reflect favorable supply and demand fundamentals going into the current crisis. The effects of lockdowns and travel restrictions across Europe and the U.S. have had a more visible and immediate effect on retail and hospitality property performance.
Both European and U.S. publicly-traded Real Estate Investment Trusts (REITs) experienced the sharpest quarterly sell-off since the GFC. The FTSE EPRA/NAREIT Developed Europe Index and the FTSE NAREIT All Equity REITs Index had negative returns of 26.7% and 24.2%, respectively, for the first quarter of 2020. The implications of public sector price trends for private real estate values are still being assessed.

Managing Business Performance
Non-GAAP Financial Measures
We use the following non-GAAP measures to assess and track our performance:
•Fee Related Earnings (FRE)
•Realized Income (RI)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see Note 14, “Segment Reporting,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

NAV refers to the fair value of all of the assets of a fund less the liabilities of the fund.
For CLOs, our AUM is equal to initial principal amounts of notes adjusted for paydowns.

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2019	$110,543	$25,166	$13,207	$148,916
Acquisitions	2,693	—	—	2,693
Net new par/equity commitments	2,036	364	1,560	3,960
Net new debt commitments	2,219	—	226	2,445
Capital reductions	(47)	(25)	—	(72)
Distributions	(632)	(1,838)	(643)	(3,113)
Redemptions	(464)	—	—	(464)
Change in fund value	(3,836)	(1,652)	(238)	(5,726)
Balance at 3/31/2020	$112,512	$22,015	$14,112	$148,639
Average AUM(1)	$111,528	$23,591	$13,660	$148,779

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2018	$95,836	$23,487	$11,340	$130,663
Net new par/equity commitments	2,565	31	162	2,758
Net new debt commitments	2,966	—	473	3,439
Capital reductions	(104)	(3)	—	(107)
Distributions	(527)	(637)	(339)	(1,503)
Redemptions	(717)	—	—	(717)
Change in fund value	1,057	900	174	2,131
Balance at 3/31/2019	$101,076	$23,778	$11,810	$136,664
Average AUM(1)	$98,457	$23,633	$11,576	$133,666

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM are presented below ($ in billions):

AUM: $148.6	AUM: $136.7

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $8.0 billion and $6.8 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2020 and 2019, respectively.

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
The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2019	$71,880	$17,040	$7,963	$96,883
Acquisitions	2,596	—	—	2,596
Commitments	1,240	—	1,368	2,608
Subscriptions/deployment/increase in leverage	4,563	352	480	5,395
Capital reductions	(101)	—	(11)	(112)
Distributions	(1,031)	(367)	(226)	(1,624)
Redemptions	(481)	—	—	(481)
Change in fund value	(2,906)	(5)	(48)	(2,959)
Change in fee basis	—	—	(311)	(311)
FPAUM Balance at 3/31/2020	$75,760	$17,020	$9,215	$101,995
Average FPAUM(1)	$73,821	$17,031	$8,590	$99,442

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$81,870
Commitments	1,838	81	86	2,005
Subscriptions/deployment/increase in leverage	3,933	313	156	4,402
Capital reductions	(85)	(4)	—	(89)
Distributions	(523)	(141)	(181)	(845)
Redemptions	(857)	—	—	(857)
Change in fund value	905	2	(38)	869
Change in fee basis	(134)	—	—	(134)
FPAUM Balance at 3/31/2019	$62,924	$17,322	$6,975	$87,221
Average FPAUM(1)	$60,386	$17,198	$6,964	$84,548

(1) Represents the quarterly average of beginning and ending balances.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $102.0	FPAUM: $87.2

Invested capital	Market value/other	Collateral balances (at par)	Capital commitments

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
IGAUM generally represents the AUM of our funds that are currently generating on a realized or unrealized basis, performance income. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when ARCC Part II Fees are being generated.
The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$84.5
$9.0
$18.4
$57.1
$79.9
$7.5
$19.6
$52.8
03/31/20
03/31/19

Incentive Generating AUM
$22.4
$2.2
$4.9
$15.3
$29.3
$3.0
$7.8
$18.5
03/31/20
03/31/19

Credit	Private Equity	Real Estate

The charts below present our available capital, which we refer to as dry powder, and AUM not yet paying fees by segment ($ in billions):

Available Capital

$33.2
$35.1
$5.8
$4.8
$22.6
$4.6
$5.6
$24.9
3/31/20
03/31/19

AUM Not Yet Paying Fees

$23.1
$2.3
$2.5
$18.3
$27.0
$1.8
$1.5
$23.7
3/31/20
03/31/19

Credit	Private Equity	Real Estate

Management Fees Fund Duration

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended March 31, 2020 and 2019, 78% and 84%, respectively, of our segment management fees were attributable to funds with three or more years in duration. The charts below present the composition of our segment management fees by the initial fund duration:

Permanent Capital	10 or more years	7 to 9 years	3 to 6 years	Fewer than 3 years	Differentiated Managed Accounts(1)	Managed Accounts

(1) Differentiated managed accounts have been managed by the Company for longer than three years, are investing in illiquid strategies or are co-investments structured to pay management fees.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees for the three months ended March 31, 2020 or represented at least 1% of the Company’s total FPAUM as of March 31, 2020, and where we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
We do not present fund performance metrics for significant funds with less than two years of investment performance. Investment performance begins on the date of the fund's first investment, except for those significant funds that pay management fees on invested capital, in which case investment performance will be presented on the earlier of (i) the one-year anniversary of the fund's first investment or (ii) such time that the fund has invested at least 50% of its capital.

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 7.9% of our AUM as of March 31, 2020, 3.8% of our management fees and less than 1% of our carried interest and incentive fees for the three months ended March 31, 2020. As of March 31, 2020, we consolidated 21 CLOs and seven private funds, and as of March 31, 2019, we consolidated 13 CLOs and nine private funds.
The activity of the Consolidated Funds is reflected within the condensed consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these are eliminated upon consolidation.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2020, one entity was liquidated/dissolved and no entities experienced a significant change in ownership that resulted in deconsolidation of the fund or CLO during each of the periods. During the three months ended March 31, 2019, one entity was liquidated/dissolved and two entities experienced a significant change in ownership that resulted in deconsolidation of the fund or CLO during each of the periods.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see Note 15 “Consolidation” to our condensed consolidated financial statements included herein.

Results of Operations
Consolidated Results of Operations
We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented. As such, we separate the analysis of the Consolidated Funds and evaluate that activity in total. The following table and discussion sets forth information regarding our consolidated results of operations ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenues
Management fees (includes ARCC Part I Fees of $43,923 and $38,393 for the three months ended March 31, 2020 and 2019, respectively)	$263,849	$224,659	$39,190	17%
Carried interest allocation	(230,876)	197,293	(428,169)	NM
Incentive fees	(3,249)	16,815	(20,064)	NM
Principal investment income (loss)	(26,723)	28,759	(55,482)	NM
Administrative, transaction and other fees	10,408	9,671	737	8
Total revenues	13,409	477,197	(463,788)	(97)
Expenses
Compensation and benefits	180,084	156,846	(23,238)	(15)
Performance related compensation	(167,899)	156,520	324,419	NM
General, administrative and other expenses	62,331	51,187	(11,144)	(22)
Expenses of Consolidated Funds	7,443	4,554	(2,889)	(63)
Total expenses	81,959	369,107	287,148	78
Other income (expense)
Net realized and unrealized gains (losses) on investments	(8,034)	3,476	(11,510)	NM
Interest and dividend income	1,790	1,844	(54)	(3)
Interest expense	(5,306)	(5,589)	283	5
Other income (expense), net	5,464	(4,497)	9,961	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(254,761)	4,364	(259,125)	NM
Interest and other income of Consolidated Funds	113,225	93,184	20,041	22
Interest expense of Consolidated Funds	(80,241)	(64,912)	(15,329)	(24)
Total other income (expense)	(227,863)	27,870	(255,733)	NM
Income (loss) before taxes	(296,413)	135,960	(432,373)	NM
Income tax expense (benefit)	(20,616)	14,384	35,000	NM
Net income (loss)	(275,797)	121,576	(397,373)	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(166,406)	17,624	(184,030)	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(78,355)	59,003	(137,358)	NM
Net income (loss) attributable to Ares Management Corporation	(31,036)	44,949	(75,985)	NM
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$(36,461)	$39,524	(75,985)	NM

NM - Not Meaningful

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Consolidated Results of Operations of the Company
Management Fees. Total management fees increased by $39.2 million, or 17%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in total management fees was primarily due to the Credit Group, driven by an increase in ARCC Part I Fees and by higher FPAUM from capital deployments in direct lending funds. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation decreased by $428.2 million to a reversal of $230.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was principally composed of the following:

	Three months ended March 31, 2020	Primary Drivers	Three months ended March 31, 2019	Primary Drivers
	($ in millions)		($ in millions)
Credit funds	$(27.5)	Four direct lending funds with $10.2 billion of IGAUM generating lower returns due to market volatility driven by the COVID-19 pandemic, primarily from Ares Capital Europe III, L.P. ("ACE III") and Ares Private Credit Solutions, L.P. ("PCS") that led to the reversal of unrealized carried interest allocation of $7.8 million and $18.2 million during the period, respectively. Ares Capital Europe IV, L.P. ("ACE IV") generated $4.6 million of carried interest allocation during the period.	$36.8	12 direct lending funds with $8.9 billion of IGAUM as of March 31, 2019 generating returns in excess of their hurdle rates. ACE III, ACE IV, and PCS generated $13.2 million, $12.5 million, and $5.1 million of carried interest allocation during the period, respectively.
Private equity funds	(194.4)	Market depreciation across several investments that led to the reversal of unrealized carried interest allocation of $49.0 million for Ares Corporate Opportunities Fund III, L.P. (“ACOF III”), $23.7 million for Ares Corporate Opportunities Fund IV, L.P. ("ACOF IV"), $75.1 million for Ares Corporate Opportunities Fund V, L.P. ("ACOF V") and $27.4 million for Ares Energy Opportunities Fund, L.P. ("AEOF"). The market depreciation was driven by the extreme market volatility from the COVID-19 pandemic and the energy market dislocation.	144.1	Market appreciation of ACOF III's investment in Floor & Decor; and market appreciation across multiple ACOF IV portfolio companies.
Real estate funds	(9.0)	Market depreciation from multiple properties within real estate equity funds that led to the reversal of unrealized carried interest allocation primarily from US Real Estate Fund IX, L.P. ("US IX") and Ares European Real Estate Fund IV, L.P. ("EF IV") in the amount of $6.8 million and $9.0 million for the period, respectively, offset by gains generated in multiple funds from the monetization of a pan-European logistics portfolio.	16.4	Net market appreciation from properties within eight of our U.S. real estate funds.
Carried interest allocation	$(230.9)		$197.3

Incentive Fees. Incentive fees decreased by $20.1 million to a $3.2 million reversal of previously recognized fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was principally composed of the following ($ in millions):

	Three months ended March 31, 2020	Primary Drivers	Three months ended March 31, 2019	Primary Drivers
Credit funds	$(3.2)	One-time reversal of incentive fees following management's decision to extend the measurement period after the fees were crystallized.	$16.8	11 direct lending funds with incentive fees that crystallized during the period.

Principal Investment Income (Loss). Principal investment income (loss) decreased by $55.5 million to a $26.7 million loss for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Extreme market volatility has negatively impacted the global equity and credit markets, leading to a broad decrease in valuations as a result of the outbreak of the COVID-19 pandemic and energy market dislocation.
Compensation and Benefits.  Compensation and benefits expenses increased by $23.2 million, or 15%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by headcount growth, by an increase of $3.6 million in ARCC Part I compensation and by an increase of $4.8 million in employer taxes associated with the vesting of a greater number of restricted units at a higher stock price. Equity compensation expense also increased by $5.0 million primarily due to the acceleration of expense recognized from the vesting of certain restricted units granted to our Chief Executive Officer that occurred after the performance condition of the award was achieved.
Performance Related Compensation.  Performance related compensation decreased by $324.4 million to a reversal of $167.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in performance related compensation was largely correlated with the respective decreases in carried interest allocation and incentive fees described above.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $11.1 million, or 22%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was driven by higher placement fees of $6.1 million attributable primarily to new commitments to a fund in our U.S. real estate equity strategy during the current year. In addition, costs of $3.3 million relating to a previously disclosed SEC matter were recorded during the current period. We have been cooperating with the SEC, and we believe that this matter is nearing resolution and that we have incurred substantially all costs. During the second quarter of 2020, insurance proceeds of $2.5 million were received in connection with this matter and will be reflected in next quarter's results.
Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments decreased from gains of $3.5 million for the three months ended March 31, 2019 to losses of $8.0 million for the three months ended March 31, 2020. The activity during the current year was primarily attributable to losses from CLO securities due to market volatility driven by the COVID-19 pandemic. The activity in the prior year was primarily attributable to higher net gains on our CLO securities, which benefited from favorable market conditions.
Other Income (Expense), Net. Other income (expense), net is principally composed of transaction gains (losses) associated with currency fluctuations for our businesses domiciled outside of the U.S. and remain volatile based on the fluctuations in foreign currency exchange rates.
Income Tax Expense (Benefit). Income tax expense (benefit) decreased by $35.0 million from income tax expense of $14.4 million for the three months ended March 31, 2019 to income tax benefit of $20.6 million for the three months ended March 31, 2020. The decrease was attributable to the net losses allocable to Ares Management Corporation from unrealized losses on investments and the reversal of unrealized gains on performance income during the three months ended March 31, 2020.
Non-Controlling Interests. Net income (loss) attributable to non-controlling interests in Ares Operating Group entities represents results attributable to the owners of AOG Units that are not held by Ares Management Corporation. Net income (loss) is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and to Crestline Denali Class B membership interests based on the activity of those financial interests.
Net income (loss) attributable to non-controlling interests in Ares Operating Group entities decreased by $137.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily a result of the decrease in income before taxes and the change in the weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 53.2% for the three months ended March 31, 2019 to 49.6% for the three months ended March 31, 2020. The decrease in non–controlling ownership was primarily driven by stock option exercises, vesting of restricted stock awards and by our Class A common stock offering that occurred after March 31, 2019. For the three months ended March 31, 2020, net loss of $19.6 million was also allocated to the Crestline Denali Class B Interests attributable to the losses from the CLO securities held.

Consolidated Results of Operations of the Consolidated Funds

The following table presents the results of operations of the Consolidated Funds:

	Three months ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Expenses of the Consolidated Funds	$(7,443)	$(4,554)	$(2,889)	(63)%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(254,761)	4,364	(259,125)	NM
Interest and other income of Consolidated Funds	113,225	93,184	20,041	22
Interest expense of Consolidated Funds	(80,241)	(64,912)	(15,329)	(24)
Income (loss) before taxes	(229,220)	28,082	(257,302)	NM
Income tax (expense) benefit of Consolidated Funds	(28)	579	(607)	NM
Net income (loss)	(229,248)	28,661	(257,909)	NM
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	(35,491)	9,980	(45,471)	NM
Less: Other income (expense) attributable to Ares Management Corporation eliminated upon consolidation	(27,351)	1,057	(28,408)	NM
Net income (loss) attributable to non-controlling interest in Consolidated Funds	$(166,406)	$17,624	(184,030)	NM

NM - Not Meaningful
The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to have a controlling financial interest. Expenses primarily reflect higher professional fees that were incurred as a result of debt issuance costs related to the issuance of a European CLO. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. Net realized and unrealized gains from the prior year decreased to net realized and unrealized losses in the current year, primarily due to a significant reduction in the value of loans held by the CLOs. The CSLLI returned a negative 13.2% for the period, primarily due to the market volatility from the COVID-19 pandemic. The increase in interest and other income and in interest expense was attributable to the net increase of eight additional CLOs that we began consolidating subsequent to March 31, 2019, resulting in additional interest paying loans and interest expense from debt issued.

Revenues and other income (expense) attributable to Ares Management Corporation represents management fees, incentive fees, principal investment income and administrative, transaction and other fees that are eliminated from the respective components of Ares Management Corporation's results upon consolidation. The decrease for the three month comparative period for other income (expense) was primarily due to the market volatility mentioned above. The decrease was partially offset by management fees that increased due to the net increase of six additional CLOs and private funds that are consolidated and by administrative fees that increased due to the renegotiation of an administrative fee agreement with ACF FinCo I L.P. ("ACF") during the third quarter of 2019. The renegotiated administration fee allowed for more operating expenses to be reimbursed, but eliminated the management fee paid by the fund to us.

Segment Analysis
For segment reporting purposes, revenues and expenses are presented before giving effect to the results of our Consolidated Funds. As a result, segment revenues from management fees, performance income and investment income are different than those presented on a consolidated basis in accordance with GAAP because revenues recognized from Consolidated Funds are eliminated in consolidation. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds.
Discussed below are our results of operations for our reportable segments. We separately discuss the OMG. This information is used by our management to make operating decisions, assess performance and allocate resources.

FRE, RI and Other Measures
FRE and RI are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For definitions of each of these non-GAAP financial measures see the Glossary. The following table sets forth FRE and RI by segment ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Fee Related Earnings:
Credit Group	$114,257	$92,179	$22,078	24%
Private Equity Group	27,038	26,143	895	3
Real Estate Group	9,540	6,243	3,297	53
Operations Management Group	(57,731)	(53,293)	(4,438)	(8)
Fee Related Earnings	$93,104	$71,272	21,832	31
Realized Income:
Credit Group	$117,391	$103,305	$14,086	14%
Private Equity Group	60,907	44,024	16,883	38
Real Estate Group	20,085	10,977	9,108	83
Operations Management Group	(64,238)	(53,674)	(10,564)	(20)
Realized Income	$134,145	$104,632	29,513	28

Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE ($ in thousands):

	Three months ended March 31,
	2020	2019
Income (loss) before taxes	$(296,413)	$135,960
Adjustments:
Depreciation and amortization expense	5,542	5,824
Equity compensation expense	32,557	27,552
Acquisition and merger-related expense	3,137	1,773
Deferred placement fees	5,415	521
Other income, net	—	(1)
Net expense of non-controlling interests in consolidated subsidiaries	20,497	876
Income (loss) before taxes of non-controlling interests in Consolidated Funds, net of eliminations	166,378	(17,045)
Unconsolidated performance (income) loss - unrealized	387,657	(146,575)
Unconsolidated performance related compensation - unrealized	(285,892)	107,303
Unconsolidated net investment (income) loss - unrealized	95,267	(11,556)
Realized Income	134,145	104,632
Unconsolidated performance income - realized	(151,770)	(68,573)
Unconsolidated performance related compensation - realized	117,993	49,217
Unconsolidated net investment income- realized	(7,264)	(14,004)
Fee Related Earnings	$93,104	$71,272

Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE and the changes from the prior year ($ in thousands):

			Favorable (Unfavorable)
	Three months ended March 31,
	2020	2019	$ Change	% Change
Management fees (includes ARCC Part I Fees of $43,923 and $38,393 for the three months ended March 31, 2020 and 2019, respectively)	$197,437	$162,966	$34,471	21%
Other fees	3,058	3,066	(8)	—
Compensation and benefits	(70,925)	(60,348)	(10,577)	(18)
General, administrative and other expenses	(15,313)	(13,505)	(1,808)	(13)
Fee Related Earnings	$114,257	$92,179	22,078	24

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

Management fees on existing direct lending funds benefited from increased deployment with an increase of $12.1 million in management fees from ACE IV, PCS and Ares Senior Direct Lending Fund L.P. (“SDL”) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Management fees from ARCC increased $6.4 million primarily due to an increase in leverage that became available at the end of the second quarter of 2019. ARCC Part I Fees increased primarily due to the expiration of the $10 million quarterly fee waiver at the end of the third quarter of 2019, partially offset by a decrease in origination activity as a result of the COVID-19 pandemic.

The decrease in the effective management fee rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily driven by deployment in certain direct lending and alternative credit funds that have fee rates below 1.00%.

Compensation and Benefits. Compensation and benefits expenses increased by $10.6 million, or 18%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by 10% headcount growth as we hired investment professionals to support our growing U.S. and European direct lending AUM, which increased by 13% from the prior period. Compensation and benefits are further driven by an increase in ARCC Part I Fees compensation of $3.6 million from the prior period and by an increase in employer taxes of $2.1 million primarily associated with the vesting of a greater number of restricted units at a higher stock price.
General, Administrative and Other Expenses.  General, administrative and other expenses increased by $1.8 million, or 13%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily driven by an increase in marketing and distribution initiatives to support the expansion of our business.
Realized Income:
The following table presents the components of the Credit Group's RI and the changes from the prior year ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Fee Related Earnings	$114,257	$92,179	$22,078	24%
Performance income-realized	9,016	21,925	(12,909)	(59)
Performance related compensation-realized	(7,899)	(12,663)	4,764	38
Realized net performance income	1,117	9,262	(8,145)	(88)
Investment income (income)-realized	(843)	858	(1,701)	NM
Interest and other investment income-realized	4,575	2,905	1,670	57
Interest expense	(1,715)	(1,899)	184	10
Realized net investment income	2,017	1,864	153	8
Realized Income	$117,391	$103,305	14,086	14

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income for the three months ended March 31, 2020 was primarily attributable to a one-time reversal of certain incentive fees that were recognized in 2019. During 2020, management elected to extend the measurement period of these incentive fees. As a result, the performance obligation has no longer been met and achievement is not certain, leading to the derecognition of these incentive fees. Realized net performance income for the three months ended March 31, 2019 was primarily attributable to 11 direct lending funds with incentive fees that crystallized during the period.
Realized net investment income increased by $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily attributable to a term loan investment that was made subsequent to the prior period and generated interest income during the current period, partially offset by a realized loss of $1.0 million from the write down of an investment in a U.S. CLO.

Credit Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Credit Group ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
ACE III	$67,879	$76,628
ACE IV	60,843	57,388
CSF III	12,518	13,991
PCS	33,375	52,029
Other credit funds	75,452	112,959
Total Credit Group	$250,067	$312,995

The change in accrued carried interest and incentive fee receivable from the prior year end was primarily attributable to the following: (i) a $30.8 million decrease in total unrealized carried interest allocation for three months ended March 31, 2020; (ii) $9.0 million of carried interest allocation and incentive fees realized during the three months ended March 31, 2020; (iii) $21.8 million of net incentive fees for which the cash receipt did not occur in the year the realization was recognized; and offset by (iv) foreign currency translation and other adjustments.

The following table presents the components of the total change in unrealized carried interest allocation and incentive fees for the Credit Group ($ in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACE III	$5,255	$(13,014)	$(7,759)	$4,706	$8,455	$13,161
ACE IV	—	4,646	4,646	—	12,472	12,472
CSF III	—	(1,473)	(1,473)	—	1,267	1,267
PCS	—	(18,247)	(18,247)	—	5,117	5,117
Other credit funds	3,761	(11,774)	(8,013)	17,219	4,321	21,540
Total Credit Group	$9,016	$(39,862)	$(30,846)	$21,925	$31,632	$53,557

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Acquisitions	2,693	—	—	—	—	—	2,693
Net new par/equity commitments	103	22	6	929	880	96	2,036
Net new debt commitments	255	—	—	—	1,407	557	2,219
Capital reductions	(6)	—	—	—	(28)	(13)	(47)
Distributions	(15)	—	(2)	(94)	(349)	(172)	(632)
Redemptions	(124)	(267)	(37)	(18)	(18)	—	(464)
Change in fund value	(558)	(411)	(353)	(905)	(1,086)	(523)	(3,836)
Balance at 3/31/2020	$24,668	$2,836	$2,225	$7,483	$49,237	$26,063	$112,512
Average AUM(1)	$23,494	$3,164	$2,418	$7,527	$48,834	$26,091	$111,528

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Net new par/equity commitments	414	54	(165)	1,267	472	523	2,565
Net new debt commitments	2,082	—	—	—	734	150	2,966
Capital reductions	(45)	—	—	—	(37)	(22)	(104)
Distributions	(26)	(11)	(11)	(32)	(235)	(212)	(527)
Redemptions	(134)	(92)	(265)	(220)	(6)	—	(717)
Change in fund value	71	271	142	113	401	59	1,057
Balance at 3/31/2019	$21,242	$4,246	$2,462	$6,576	$41,997	$24,553	$101,076
Average AUM(1)	$20,061	$4,135	$2,612	$6,012	$41,333	$24,304	$98,457

(1) Represents the quarterly average of beginning and ending balances.
The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $112.5	AUM: $101.1

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $8.0 billion and $6.8 billion of AUM of funds for which we indirectly earn management fees as of March 31, 2020 and 2019, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Acquisitions	2,596	—	—	—	—	—	2,596
Commitments	802	22	6	335	75	—	1,240
Subscriptions/deployment/increase in leverage	—	—	9	212	2,490	1,852	4,563
Capital reductions	(25)	—	(59)	—	(2)	(15)	(101)
Distributions	(15)	—	(11)	(127)	(816)	(62)	(1,031)
Redemptions	(124)	(267)	(33)	(18)	(18)	(21)	(481)
Change in fund value	(568)	(411)	(343)	(571)	(797)	(216)	(2,906)
FPAUM Balance at 3/31/2020	$24,124	$2,839	$1,713	$4,171	$28,808	$14,105	$75,760
Average FPAUM(1)	$22,791	$3,167	$1,929	$4,256	$28,342	$13,336	$73,821

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Commitments	1,429	54	10	330	15	—	1,838
Subscriptions/deployment/increase in leverage	15	—	10	210	2,084	1,614	3,933
Capital reductions	(25)	—	(10)	—	(28)	(22)	(85)
Distributions	(13)	(11)	(10)	(20)	(283)	(186)	(523)
Redemptions	(135)	(92)	(274)	(220)	(5)	(131)	(857)
Change in fund value	67	271	138	64	241	124	905
Change in fee basis	—	—	—	—	—	(134)	(134)
FPAUM Balance at 3/31/2019	$19,666	$4,247	$2,060	$3,190	$23,681	$10,080	$62,924
Average FPAUM(1)	$18,997	$4,136	$2,128	$3,008	$22,669	$9,448	$60,386

(1) Represents the quarterly average of beginning and ending balances.
The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $75.8	FPAUM: $62.9

Market value/other	Invested capital	Collateral balances (at par)	Capital commitments

Credit Group—Fund Performance Metrics as of March 31, 2020
ARCC contributed approximately 50% of the Credit Group’s total management fees for the three months ended March 31, 2020. In addition to ARCC, six significant funds, ACE III, ACE IV, Ares Credit Strategies Fund III L.P. (“CSF III”), Ares Secured Income Master Fund L.P. (“ASIF”), PCS and SDL, contributed approximately 18% of the Credit Group’s management fees for the three months ended March 31, 2020. ACE III and CSF III and are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACE IV, PCS and SDL are in deployment mode.

        The following table presents the performance data for our significant non-drawdown funds in the Credit Group as of March 31, 2020 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$17,052	N/A	(7.7)	N/A	(7.7)	N/A	11.0	U.S. Direct Lending
ASIF(4)	2018	1,140	(13.3)	(13.4)	(13.3)	(13.4)	(5.7)	(6.3)	Alternative Credit

(1)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.
(2)Since inception returns are annualized.
(3)Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.
(4)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fee and other expenses from the gross returns on a monthly basis. ASIF is a master/feeder structure and the AUM and returns include activity from its investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S dollars and are for the master fund, excluding the share class hedges. The current quarter to-date and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: (13.9)% / (14.0)%, (7.5)% / (8.1)%, respectively.

The following table presents the performance data of our significant drawdown funds as of March 31, 2020 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
CSF III	2010	$1,185	$1,135	$1,251	$617	$1,200	$1,817	1.5x	1.5x	8.9	7.6	European & U.S. Direct Lending
ACE III(7)	2015	4,786	2,822	2,446	637	2,433	3,070	1.4x	1.3x	12.4	8.8	European Direct Lending
PCS	2017	3,603	3,365	2,131	199	2,172	2,371	1.1x	1.1x	10.2	7.3	U.S. Direct Lending
ACE IV Unlevered(8)	2018	9,971	2,851	1,649	52	1,693	1,745	1.1x	1.1x	9.9	7.0	European Direct Lending
ACE IV Levered(8)			4,819	2,781	125	2,912	3,037	1.1x	1.1x	14.4	10.3
SDL Unlevered	2018	4,926	922	316	24	297	321	1.0x	1.0x	4.9	2.7	U.S. Direct Lending
SDL Levered			2,045	700	102	602	704	1.0x	1.0x	5.6	1.0

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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 13.4% and 9.6%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered, and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 12.4% and 8.3%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.1x and 1.1.x, respectively. The gross and net IRR for ACE IV (G) Levered are 16.0% and 11.1%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE and the changes from the prior year ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change
Management fees	$52,157	$51,396	$761	1%
Other fees	110	—	110	100
Compensation and benefits	(19,596)	(21,196)	1,600	8
General, administrative and other expenses	(5,633)	(4,057)	(1,576)	(39)
Fee Related Earnings	$27,038	$26,143	895	3

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):
Management fees increased primarily from the launch of the special opportunities and corporate private equity continuation funds subsequent to the first quarter of 2019 and decreased due to ACOF III no longer paying management fees beginning in the fourth quarter of 2019.
Compensation and Benefits. Compensation and benefits expenses decreased by $1.6 million, or 8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily driven by a reduction in incentive compensation based on the anticipated annual margin targets.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.6 million, or 39%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by placement fees in connection with new commitments to a fund in our special opportunities strategy and by marketing costs related to annual events that were held during the first quarter of 2020.
Realized Income:
The following table presents the components of the Private Equity Group's RI and the changes from the prior year ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Fee Related Earnings	$27,038	$26,143	$895	3%
Performance income-realized	116,154	44,123	72,031	163
Performance related compensation-realized	(92,924)	(35,297)	(57,627)	(163)
Realized net performance income	23,230	8,826	14,404	163
Investment income-realized	11,470	10,936	534	5
Interest and other investment income-realized	812	294	518	176
Interest expense	(1,643)	(2,175)	532	24
Realized net investment income	10,639	9,055	1,584	17
Realized Income	$60,907	$44,024	16,883	38

Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the three months ended March 31, 2020 were primarily attributable to realizations from the monetization of ACOF IV's investment in National Veterinary Associates following the sale of the company during the current period. Realized net performance income and realized net investment income for the three months ended March 31, 2019 were primarily attributable to realizations from the partial monetization of multiple investments held within ACOF III, including partial sale of its position in Floor & Decor and partial sale of its position in a real estate development portfolio company.
Private Equity Group—Carried Interest
The following table presents the accrued carried interest for the Private Equity Group ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
ACOF III	$104,633	$156,053
ACOF IV	206,063	343,546
ACOF V	—	75,099
EIF V	25,426	28,242
AEOF	—	27,377
Other funds	12,230	28,576
Total Private Equity Group	$348,352	$658,893

The following table presents the components of the total unrealized gains (losses) in the carried interest allocation for the Private Equity Group ($ in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACOF III	$2,393	$(51,420)	$(49,027)	$46,295	$50,347	$96,642
ACOF IV	113,761	(137,483)	(23,722)	—	43,461	43,461
ACOF V	—	(75,099)	(75,099)	—	—	—
EIF V	—	(2,816)	(2,816)	—	—	—
AEOF	—	(27,377)	(27,377)	—	5,551	5,551
Other funds	—	(16,317)	(16,317)	(2,172)	649	(1,523)
Total Private Equity Group	$116,154	$(310,512)	$(194,358)	$44,123	$100,008	$144,131

Refer to "Consolidated Results of Operations of the Company—Carried Interest Allocation" of this report for further discussion of the total change in unrealized gains (losses) in carried interest allocation for the Private Equity Group.
Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2019	$17,153	$3,233	$3,527	$1,253	$25,166
Net new equity commitments	—	—	364	—	364
Capital reductions	—	—	(25)	—	(25)
Distributions	(1,836)	—	(2)	—	(1,838)
Change in fund value	(1,254)	(6)	(147)	(245)	(1,652)
Balance at 3/31/2020	$14,063	$3,227	$3,717	$1,008	$22,015
Average AUM(1)	$15,608	$3,230	$3,622	$1,131	$23,591

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2018	$17,159	$3,842	$1,733	$753	$23,487
Net new equity commitments	(125)	—	75	81	31
Capital reductions	(3)	—	—	—	(3)
Distributions	(421)	(184)	(32)	—	(637)
Change in fund value	909	(70)	33	28	900
Balance at 3/31/2019	$17,519	$3,588	$1,809	$862	$23,778
Average AUM(1)	$17,339	$3,715	$1,771	$808	$23,633

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $22.0	AUM: $23.8

FPAUM	AUM not yet paying fees	Non fee paying	General partner and affiliates

Private Equity Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2019	$10,924	$3,352	$1,720	$1,044	$17,040
Subscriptions/deployment/increase in leverage	19	—	333	—	352
Distributions	(229)	—	(138)	—	(367)
Change in fund value	(5)	—	—	—	(5)
FPAUM Balance at 3/31/2020	$10,709	$3,352	$1,915	$1,044	$17,020
Average FPAUM(1)	$10,817	$3,352	$1,818	$1,044	$17,031

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Commitments	—	—	—	81	81
Subscriptions/deployment/increase in leverage	125	46	142	—	313
Capital reductions	—	—	(4)	—	(4)
Distributions	(34)	(107)	—	—	(141)
Change in fund value	2	—	—	—	2
FPAUM Balance at 3/31/2019	$11,809	$3,411	$1,339	$763	$17,322
Average FPAUM(1)	$11,763	$3,442	$1,270	$723	$17,198

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $17.0	FPAUM: $17.3

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of March 31, 2020
        Our significant funds combined for approximately 84% of the Private Equity Group’s management fees for the three months ended March 31, 2020. ACOF IV, U.S. Power Fund IV ("USPF IV") and Ares Special Situations Fund IV, L.P. ("SSF IV") are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V and AEOF are in deployment mode. Ares Energy Investors Fund V, L.P. ("EIF V") is no longer considered a significant fund as it did not meet our significant fund threshold beginning in the first quarter of 2020.
The following table presents the performance data as of March 31, 2020 for our significant funds in the Private Equity Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF IV	2010	$1,332	$1,688	$2,121	$1,387	$1,310	$2,697	1.3x	1.1x	6.8	3.1	Infrastructure and Power
ACOF IV	2012	3,829	4,700	4,234	4,716	3,099	7,815	1.8x	1.6x	17.6	11.8	Corporate Private Equity
SSF IV(7)	2015	1,435	1,515	3,227	1,967	1,157	3,124	1.0x	0.9x	(2.7)	(4.5)	Special Opportunities
ACOF V	2017	7,799	7,850	5,807	331	5,899	6,230	1.1x	1.0x	4.7	(0.1)	Corporate Private Equity
AEOF	2018	1,009	1,120	753	11	685	696	0.9x	0.8x	NA	NA	Energy Opportunities

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
(3)The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest and other expenses, as applicable. The gross MoIC for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, gross MoIC would be 1.8x for ACOF IV, 1.1x for ACOF V and 0.9x for AEOF.
(4)The net MoIC for USPF IV and SSF IV is calculated at the fund-level. The net MoIC for the corporate private equity and energy opportunities funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. For SSF IV, cash flows used in the gross IRR calculation are based on the actual dates of the cash flows. For all other funds, cash flows are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable. The gross IRR for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRR would be 17.5% for ACOF IV and 5.0% for ACOF V.
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
(7)In January 2017, a new team assumed portfolio management of SSF IV. In addition to presenting the cumulative performance measure for SSF IV, we have also adopted a new performance measurement called “SSF IV 2.0.” SSF IV 2.0 is a subset of SSF IV positions and is intended to provide insight into the new team’s cumulative investment performance. SSF IV 2.0 investments represent (i) existing and re-underwritten positions by the new team on January 1, 2017 and (ii) all new investments made by the new team since January 1, 2017. As part of the re-underwriting process, each liquid investment in the SSF IV portfolio was evaluated and a determination was made whether to continue to hold such investment in the SSF IV portfolio or dispose of such investment. At the same time, legacy illiquid investments have been excluded from the SSF IV 2.0 track record as it was not possible to dispose of such investments in the near-term due to their private, illiquid nature. Since January 2017, SSF IV 2.0 has generated gross and net internal rates of return of 5.5% and 3.6% through March 31, 2020, respectively. The IRR is an annualized since inception internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Cash flows used in the IRRs calculations are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable. The net IRRs are calculated after giving effect to estimated management fees, carried interest, as applicable, and other expenses.

Real Estate Group—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE and the changes from the prior year ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change
Management fees	$24,184	$18,650	$5,534	30%
Other fees	704	9	695	NM
Compensation and benefits	(12,413)	(9,284)	(3,129)	(34)
General, administrative and other expenses	(2,935)	(3,132)	197	6
Fee Related Earnings	$9,540	$6,243	3,297	53

NM - Not Meaningful

Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates ($ in millions):

$24.2
$2.4
$3.6
$18.2
$18.7
$0.3
$18.4
Q1 2020
Q1 2019
Effective management fee rate
0.97%
0.99%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q1 2019
One-time fees
Fees from funds dissolved prior to Q1 2020

Management fees increased primarily due to an increase in capital commitments relating to the launch of a U.S. real estate equity fund in the fourth quarter of 2019. Management fees also increased due to the same U.S. real estate equity fund generating $0.4 million from one-time catch up fees during the quarter. The increase in management fees was also driven by our Real Estate Group completing the sale of its stake in a 40-property pan-European logistics portfolio that resulted in the recognition of $2.0 million of deferred revenue that will not recur in future periods.

The decrease in effective management fee rates between periods was primarily due to the increase in committed capital from the launch of multiple real estate equity funds. Our latest real estate equity funds pay a fixed fee on committed capital and that fee increases once that capital is invested. As a result, our effective fee rate temporarily decreases immediately following capital raising and increases as capital is subsequently deployed. In addition, there were capital commitments to certain real estate debt funds that have fee rates below 0.75%.
Compensation and Benefits.  Compensation and benefits expenses increased by $3.1 million, or 34%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by higher incentive compensation attributable to the addition of new senior executives in the fourth quarter of 2019.
Realized Income:
The following table presents the components of the Real Estate Group's RI and the changes from the prior year ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change
Fee Related Earnings	$9,540	$6,243	$3,297	53%
Performance income-realized	26,600	2,525	24,075	NM
Performance related compensation-realized	(17,170)	(1,257)	(15,913)	NM
Realized net performance income	9,430	1,268	8,162	NM
Investment income-realized	1,290	3,480	(2,190)	(63)
Interest and other investment income-realized	796	1,105	(309)	(28)
Interest expense	(971)	(1,119)	148	13
Realized net investment income	1,115	3,466	(2,351)	(68)
Realized Income	$20,085	$10,977	9,108	83

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the three months ended March 31, 2020 were primarily attributable to realizations from the Real Estate Group's sale of a 40-property pan-European logistics portfolio held within multiple real estate funds. Realized net performance income and investment income for the three months ended March 31, 2019 were attributable to the monetization of several properties held within a certain European equity real estate fund. Additionally, the sale of multiple properties held within Ares US Real Estate Fund VIII, L.P. and within various other U.S. real estate equity funds generated realized investment income for the three months ended March 31, 2019.

Real Estate Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Real Estate Group ($ in thousands):

	As of March 31,	As of December 31,
	2020	2019
US IX	$—	$6,844
EF IV	61,219	70,440
Other real estate funds	108,536	128,826
Subtotal	169,755	206,110
Other fee generating funds(1)	4,865	7,268
Total Real Estate Group	$174,620	$213,378

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.
The change in accrued carried interest and incentive fee receivable from the prior year end was primarily attributable to the following: (i) a $10.7 million decrease in total unrealized carried interest allocation for the three months ended March 31, 2020; (ii) $26.6 million of carried interest allocation and incentive fees realized during the three months ended March 31, 2020; and (iii) foreign currency translation and other adjustments.
The following table presents the components of total change in unrealized incentive fees and carried interest allocation for the Real Estate Group ($ in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
US IX	$—	$(6,844)	$(6,844)	$—	$—	$—
EF IV	—	(9,048)	(9,048)	—	(5,125)	(5,125)
Other real estate funds	26,092	(19,166)	6,926	2,058	19,920	21,978
Subtotal	26,092	(35,058)	(8,966)	2,058	14,795	16,853
Other fee generating funds(1)	508	(2,225)	(1,717)	467	139	606
Total Real Estate Group	$26,600	$(37,283)	$(10,683)	$2,525	$14,934	$17,459

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group ($ in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Net new equity commitments	559	581	420	1,560
Net new debt commitments	—	—	226	226
Distributions	(53)	(572)	(18)	(643)
Change in fund value	(126)	(86)	(26)	(238)
Balance at 3/31/2020	$4,173	$4,511	$5,428	$14,112
Average AUM(1)	$3,983	$4,550	$5,127	$13,660

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Net new equity commitments	(110)	191	81	162
Net new debt commitments	—	—	473	473
Distributions	(295)	(34)	(10)	(339)
Change in fund value	136	29	9	174
Balance at 3/31/2019	$3,894	$3,897	$4,019	$11,810
Average AUM(1)	$4,029	$3,804	$3,743	$11,576

(1) Represents the quarterly average of beginning and ending balances.
The components of our AUM for the Real Estate Group are presented below ($ in billions):

AUM: $14.1	AUM: $11.8

FPAUM	AUM not yet paying fees	Non-fee paying	General partner and affiliates

Real Estate Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Real Estate Group ($ in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Commitments	756	539	73	1,368
Subscriptions/deployment/increase in leverage	48	145	287	480
Capital reductions	—	(10)	(1)	(11)
Distributions	(22)	(186)	(18)	(226)
Change in fund value	—	(58)	10	(48)
Change in fee basis	—	(311)	—	(311)
FPAUM Balance at 3/31/2020	$3,417	$3,911	$1,887	$9,215
Average FPAUM(1)	$3,026	$3,852	$1,712	$8,590

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Commitments	—	86	—	86
Subscriptions/deployment/increase in leverage	11	55	90	156
Distributions	(125)	(46)	(10)	(181)
Change in fund value	—	(47)	9	(38)
FPAUM Balance at 3/31/2019	$2,625	$3,317	$1,033	$6,975
Average FPAUM(1)	$2,682	$3,293	$989	$6,964

(1) Represents the quarterly average of beginning and ending balances.
The charts below present FPAUM for the Real Estate Group by its fee basis ($ in billions):

FPAUM: $9.2	FPAUM: $7.0

Capital commitments	Invested capital	Market value/other(1)

(1)Includes ACRE's fee paying AUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group—Fund Performance Metrics as of March 31, 2020

Our significant funds in the Real Estate Group combined for approximately 36% of the Real Estate Group’s management fees for the three months ended March 31, 2020. US IX and Ares European Real Estate Fund V SCSp ("EF V") are in deployment mode, meaning they are generally seeking to invest capital into new investment opportunities. EF IV is no longer considered a significant fund as it did not meet our significant fund threshold beginning in the first quarter of 2020.
The following table presents the performance data as of March 31, 2020 for our significant funds in the Real Estate Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Cumulative Invested Capital	Realized Proceeds(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
US IX	2017	$1,030	$1,040	$773	$35	$762	$797	1.1x	1.0x	8.6	4.4	U.S. Real Estate Equity
EF V(7)	2018	1,908	1,968	566	45	553	598	1.0x	0.9x	2.3	(9.0)	European Real Estate Equity

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
(7)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net IRRs for the U.S. dollar denominated parallel fund are 2.3% and (9.7%), respectively. The gross and net MoIC for the U.S. dollar denominated parallel fund are 1.0x and 0.9x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Fee Related Earnings:
The following table presents the components of the OMG's FRE and the changes from the prior year ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change
Compensation and benefits	$(36,426)	$(32,661)	$(3,765)	(12)%
General, administrative and other expenses	(21,305)	(20,632)	(673)	(3)
Fee Related Earnings	$(57,731)	$(53,293)	(4,438)	(8)

Compensation and Benefits. Compensation and benefits expenses increased by $3.8 million, or 12%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by the headcount growth from the expansion of our strategy and relationship management teams in order to support global fundraising and other strategic initiatives and of our business operations teams. The expansion of our business operations teams internalized certain business processes and included opening a new office in India during the second half of 2019. This expense growth of $0.8 million was offset by reduced professional services expenses for accounting and information technology support that are reflected within general, administrative and other expenses.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.7 million, or 3%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by costs of $3.3 million relating to a previously disclosed SEC matter were recorded during the current period. We have been cooperating with the SEC, and we believe that this matter is nearing resolution and that we have incurred substantially all costs. During the second quarter of 2020, insurance proceeds of $2.5 million were received in connection with this matter and will be reflected in next quarter's results. While occupancy and overhead costs increased for operating a new office in India, the reduction to professional services expenses resulted in the net reduction in total expenses of $1.6 million.

Realized Income:
The following table presents the components of the OMG's RI and the changes from the prior year ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change
Fee Related Earnings	$(57,731)	$(53,293)	$(4,438)	(8)%
Investment income-realized	(5,698)	—	(5,698)	(100)
Interest and other investment income —realized	168	15	153	NM
Interest expense	(977)	(396)	(581)	(147)
Realized net investment loss	(6,507)	(381)	(6,126)	NM
Realized Income	$(64,238)	$(53,674)	(10,564)	(20)

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, and realized net investment income for the respective periods.
Realized net investment loss was $6.5 million for the three months ended March 31, 2020 primarily driven by realized loss associated with the sale of a portfolio holding of a non–core insurance company.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. In the wake of the COVID-19 pandemic, management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives. For further discussion regarding the potential risks and impact of the COVID-19 pandemic on the Company, see Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q.

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of March 31, 2020, our cash and cash equivalents were $1.2 billion and we had $800.0 million of borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of March 31, 2020. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Market conditions resulting from the COVID-19 pandemic may impact our liquidity. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. In addition, management fees may be subject to deferral. Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms.
One of our sources of cash from operations is ARCC Part I Fees. Under certain circumstances, the payment of ARCC Part I Fees that have been earned and recorded by us as revenue may be deferred under the terms of the applicable investment advisory agreement with ARCC. ARCC Part I Fees are earned based on ARCC’s net investment income, which does not include any realized gains or losses or any unrealized gains or losses resulting from changes in fair value. Payment of ARCC Part I Fees that we have earned are deferred if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) aggregate distributions to ARCC's stockholders and (b) ARCC's change in net assets (defined as ARCC's total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of ARCC's net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Once earned, ARCC Part I Fees are not reversible even if deferred. All fees deferred for payment will be carried over and paid in the period when the payment hurdle is achieved in accordance with the investment advisory agreement with ARCC. The impacts of COVID-19 are unknown and could result in market dislocations that could cause the payment of ARCC Part I Fees to be earned yet deferred. In such cases, we may still recognize the revenue, however, it would also result in a larger receivable from affiliates. The impact of this deferral mechanic to our liquidity is offset by the fact that 60% of ARCC Part I Fees are paid to certain professionals as compensation, which is recorded as a liability but will not be paid until the cash is received by us. Therefore, the potential liquidity impact of a deferral of the payment of ARCC Part I Fees is limited to 40% of the total amount of ARCC Part I Fees earned.
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
In the normal course of business, we expect to pay dividends that are aligned with the expected changes in our fee related earnings. If cash flow from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all. Unless quarterly dividends have been declared and paid (or declared and set apart for payment) on the Series A Preferred Stock, we may not declare or pay or set apart payment for dividends on any shares of our Class A common stock during the period. Dividends on Series A Preferred Stock are not cumulative and the Series A Preferred Stock is not convertible into our Class A common stock or any other security.

Stock offerings and repurchases may be additional sources and uses of liquidity, respectively. For a discussion of transactions occurring in the current period, see Note 13, “Equity,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Our condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is typically not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company's investment in the fund.

Cash Flows
We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on cash flows attributable to us for the periods presented. As such, we evaluate the activity of the Consolidated Funds and the eliminations resulting from the consolidation separately. The following tables and discussion summarize our condensed consolidated statements of cash flows by activity attributable to the Company and to our Consolidated Funds. Negative amounts represent a net outflow or use of cash ($ in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by the Company's operating activities	$127,365	$29,250
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(490,602)	(379,096)
Net cash used in operating activities	(363,237)	(349,846)
Net cash used in the Company's investing activities	(38,906)	(2,994)
Net cash provided by (used in) the Company's financing activities	944,997	(14,885)
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	500,555	368,216
Net cash provided by financing activities	1,445,552	353,331
Effect of exchange rate changes	(14,120)	9,760
Net change in cash and cash equivalents	$1,029,289	$10,251

Operating Activities
Cash provided by the Company’s operating activities increased from $29.3 million for the three months ended March 31, 2019 to $127.4 million for the three months ended March 31, 2020. While net income (loss) of the Company decreased by $213.3 million to a net loss of $109.4 million for the three months ended March 31, 2020, the net loss was primarily driven by non-cash activity associated with the unrealized depreciation from our carried interest allocation and investments. Non-cash activity also consists of equity compensation, amortization and depreciation and is added back to net income in determining cash that is provided by operations. Cash flow from operations increased primarily due to greater management fees and realized performance income.
Net cash used in the Consolidated Funds' operating activities was principally attributable to the investment purchases of recently launched funds during both periods.
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
Investing Activities

	Three months ended March 31,
	2020	2019
Purchase of furniture, equipment and leasehold improvements, net	$(3,062)	$(2,994)
Acquisitions	(35,844)	—
Net cash used in investing activities	$(38,906)	$(2,994)
Net cash used in the Company's investing activities was principally composed of cash used to purchase CLO collateral management agreements from Crestline Denali Capital LLC in the current period that we recorded as intangible assets in our statement of financial condition and of cash used for furniture, fixtures, equipment and leasehold improvements purchased during both periods to support the growth in our staffing levels and our expanding global presence.
Financing Activities

	Three months ended March 31,
	2020	2019
Net proceeds from issuance of Class A common stock	$383,334	$—
Net proceeds from credit facility	730,000	85,000
Dividends	(51,090)	(35,367)
Distributions	(55,748)	(40,112)
Series A Preferred Stock dividends and distributions	(5,425)	(5,425)
Stock option exercises	19,551	—
Taxes paid related to net share settlement of equity awards	(73,500)	(21,121)
Other financing activities	(2,125)	2,140
Net cash provided by (used in) the Company's financing activities	$944,997	$(14,885)

Net cash provided by (used in) the Company's financing activities for the three months ended March 31, 2020 was principally composed of net proceeds from the Company's Credit Facility to enhance our liquidity position as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic and to leverage our growth in future periods. In addition, net cash provided by the Company's financing activities includes cash proceeds from the private offering of Class A common stock to SMBC. These proceeds were partially offset by cash used to pay higher dividends and distributions to Class A common stockholders and AOG unitholders, respectively, in connection with our expectation of generating higher fee related earnings and to the increased number of Class A shares outstanding compared to the prior period.

	Three months ended March 31,
	2020	2019
Contributions from non-controlling interests in Consolidated Funds, net of eliminations	$133,265	$54,035
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(13,492)	(20,736)
Borrowings under loan obligations by Consolidated Funds	454,391	396,144
Repayments under loan obligations by Consolidated Funds	(73,609)	(61,227)
Net cash provided by Consolidated Funds' financing activities	$500,555	$368,216

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

We are required to maintain minimum net capital balances for regulatory purposes for our United Kingdom subsidiaries, Luxembourg subsidiary and broker-dealer subsidiary. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2020, we were required to maintain approximately $32.3 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management Corporation that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $33.7 million as of March 31, 2020.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see Note 7, “Debt,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Series A Preferred Stock
For a discussion of our equity, including our Series A Preferred Stock, see Note 13, “Equity,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic and oil and gas market disruption. As the impact of the COVID-19 pandemic continues to unfold, further volatility is likely to occur and may result in material differences in the valuation of our investments and the valuation of our interests in our funds and portfolio companies disclosed in this report. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

Except as disclosed below, there have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a summary of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life, and discount rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on the Company can be found in Note 2, “Summary of Significant Accounting Policies,” in the “Notes to the Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See Note 8, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingencies
For further discussion of our capital commitments, indemnification arrangements and contingent obligations, see Note 8, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance income and investment income. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q.
Market Risk
The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. For further discussion of market activity in the current year which includes the COVID-19 pandemic and the impact on the U.S. and global economy, along with the oil and gas market disruption, refer to the "Trends Affecting Our Business" section within Part I, Item 2.
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

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets. At March 31, 2020 and December 31, 2019, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the three months ended March 31, 2020. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which is accessible on the SEC's website at sec.gov.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2020 and December 31, 2019, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Our Annual Report on Form 10-K for the year ended December 31, 2019, is accessible on the SEC’s website at www.sec.gov.
Risks Related to Our Business
The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our funds and our funds’ portfolio companies operate and could potentially negatively impact us, our funds or our funds’ portfolio companies.
As of the date of this Quarterly Report, there is an ongoing outbreak of a novel and highly contagious form of coronavirus, which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many countries and states in the United States, including those in which we operate, have issued orders requiring the closure of nonessential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on the energy, hospitality, travel, retail and restaurant industries, as well as other industries, including industries in which certain of our funds' portfolio companies operate. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks could lead to the re-introduction of such restrictions.
The extent of the impact of the COVID-19 pandemic on our and our funds’ operational and financial performance will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the continued implementation of travel advisories and restrictions, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to global, regional and local supply chains and economic markets, all of which are uncertain and difficult to assess. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report and its extended duration may have further adverse impacts on our business, financial performance, operating results, cash flows and financial condition, including the market price of shares of our securities, including for the reasons described below.
The effects of a public health emergency may materially and adversely impact our value and performance and the value and performance of our funds and our funds’ portfolio companies. The impact of the COVID-19 pandemic may not be fully reflected in the valuation of our or our funds’ investments, which may differ materially from the values that we may ultimately realize with respect to such investments. Our valuations, and particularly valuations of our interests in our funds and our funds’ investments, reflect a moment in time, are inherently uncertain, may fluctuate over short periods of time and are often based on subjective estimates, comparisons and qualitative evaluations of private information. Valuations, on an unrealized basis, can also be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates, all of which have been impacted by the COVID-19 pandemic. Further, the extreme volatility in the broader market and particularly in the energy markets has led to a broad decrease in valuations and such valuations may continue to decline and become increasingly difficult to ascertain. As a result, our valuations and the valuations of our interests in our funds and our funds’ investments, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we and our funds may continue to incur additional net unrealized losses or may incur realized losses in the future, which could have a material adverse effect on our business, financial condition and results of operations. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us, the fair value of our and our funds’ investments and could adversely impact our funds’ ability to fulfill our investment objectives.
Our ability to market and raise new or successor funds may be impacted by the shelter-in-place orders, travel restrictions and social distancing requirements implemented in response to the COVID-19 pandemic. This may lower or delay anticipated fee revenues. In addition, the significant volatility and declines in valuations in the global markets as well as liquidity concerns may impact our ability to raise funds or deter fund investors from investing in new or successor funds that we are marketing.
Our funds may experience a slowdown in the pace of their investment activity, which could also adversely affect the timing of raising capital for new or successor funds and could also impact the management fees we earn on funds that generate fees based on invested (and not committed) capital. While the increased volatility in the financial markets caused by the COVID-19 pandemic may present attractive investment opportunities, we or our funds may not be able to complete those investments due to, among other factors, increased competition or operational challenges such as our ability to obtain attractive financing, conduct due diligence and consummate the acquisition and disposition of investments for our funds because of shelter-in-place orders, travel restrictions and social distancing requirements.
If the impact of the COVID-19 pandemic and current market conditions continue, we and our funds may have fewer opportunities to successfully exit investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources or access to financing to pursue an acquisition, lack of refinancing markets, resulting in a reduced ability to realize value from such investments at attractive valuations or at all, and thereby negatively impacting our realized income.
The current market conditions resulting from the COVID-19 pandemic may impact our liquidity. Our cash flows from management fees may be impacted by, among other things, a slowdown in fundraising or delayed deployment. ARCC Part I Fees may be subject to cash payment deferral if certain return hurdles are not met, which could have an adverse effect on our cash flows. Current market conditions may make it difficult for us to refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than we currently experience. While our senior professionals have historically made co-investments in our funds alongside our limited partners, thereby reducing our obligation to make such investments, due to financial uncertainty or liquidity concerns, our employees may be less likely to make co-investments, which would result in such general partner commitments remaining our obligation to fund and reducing our liquidity. In addition, our funds may be impacted due to failure by our fund investors to meet capital calls, which would negatively impact our funds’ ability to make investments or pay us management fees.
The COVID-19 pandemic is having a particularly severe impact on certain industries, including but not limited to the energy, hospitality, travel, retail and restaurant industries, which are industries in which some of our funds have made investments. As of March 31, 2020, 3% and 2% of our total AUM was invested in the energy (including oil and gas exploration and midstream investments) and retail sectors, respectively which were challenged during the period from the market disruption. Many of our funds’ portfolio companies in these industries are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, hotels, restaurants and other sites, restrictions on travel, quarantines or stay-at-home orders. As a result of these disruptions, the businesses, financial results and prospects of certain of these portfolio companies have already been severely affected and could continue to be so affected. This may result in potential impairment and decrease in value of our funds’ investments, which may be material.

Our funds’ portfolio companies are also facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced or eliminated revenue streams, and limited or higher cost of access to preferred sources of funding. Changes in the debt financing markets are impacting, and, if the volatility in financial markets continues, may in the future impact, the ability of our funds’ portfolio companies to meet their respective financial obligations and continue as going concerns. This could lead to the insolvency and/or bankruptcy of these companies which would cause our funds to realize losses in respect of those investments. Any of the foregoing would adversely affect our results of operations, perhaps materially, and could harm our reputation.
Our funds may experience similar credit and liquidity risk. Failure of our funds to meet their financial obligations could result in our funds being required to repay indebtedness or other financial obligations immediately in whole or in part, together with any attendant costs, and our funds could be forced to sell some of their assets to fund such costs. Our funds could lose both invested capital in, and anticipated profits from, the affected investment.
Borrowers of loans and other credit instruments made by our funds may be unable to make their loan payments on a timely basis and meet their loan covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected returns. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to the COVID-19 pandemic could lead to lower interest income for funds making loans.
The COVID-19 pandemic may adversely impact our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by failures of, or attacks on, their information systems and technology. Also, our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks. In addition, COVID-19 presents a significant threat to our employees’ well-being and morale, and we may experience potential loss of productivity.
Regulatory oversight and enforcement may become more rigorous for the financial services industry and other regulated industries as a result of the impact of the COVID-19 pandemic on the financial markets, especially in the wake of the array of governmental financial assistance programs provided by state and national governments around the world. In addition, new laws or regulations that are passed in response to the COVID-19 pandemic could adversely impact investment management firms. This may result in a more complex regulatory, tax and political environment, which could subject us to increased compliance costs and administrative burdens.
The global capital markets are currently in a period of disruption and instability. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
Beginning in February 2020 and continuing through date of this Quarterly Report, capital markets entered into a period of disruption and instability, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic, the fluctuating price of commodities such as oil and uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period or worsen in the future. The effects of the COVID-19 pandemic and concerns regarding its global spread have negatively impacted, and are expected to continue to negatively impact, the domestic and international demand for oil and natural gas, which has caused and may continue to cause price volatility and reduced volumes of oil and natural gas transports. In April 2020, members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia engaged in negotiations to potentially extend their agreed oil production cuts and to make additional oil production cuts. Market volatility was further amplified as a result of Saudi Arabia’s decision in early March to discount oil pricing and increase its production, and Russia’s announcement that all agreed oil production cuts between members of OPEC and Russia expired on April 1, 2020. Following these announcements, within one day global oil prices declined to their lowest levels since 2016. Although OPEC reached an agreement in April 2020 to limit production, increased oil price volatility is expected to continue due to, among other factors, the uncertainties and economic impacts of the COVID-19 pandemic. The ongoing COVID-19 pandemic, and any fluctuations in oil and natural gas prices, may adversely affect our funds and our funds’ investments.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions. In addition to the foregoing, COVID-19 may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2020, we issued and sold 12,130,540 shares of newly issued Class A common stock in a private offering to Sumitomo Mitsui Banking Corporation that was exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	—	$—	—	$139,551
February 1, 2020 - February 29, 2020	—	—	—	150,000
March 1, 2020 - March 31, 2020	—	—	—	150,000
Total	—		—

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

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 30, 2020).
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
10.1	Share Purchase Agreement, dated March 27, 2020, between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File 001-36429) filed with the SEC on March 30, 2020).
10.2**	Investor Rights Agreement, dated March 31, 2020, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation.
10.3	Amendment No. 9, dated as of March 30, 2020, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 1, 2020).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
** Filed herewith

SIGNATURES

ARES MANAGEMENT CORPORATION

Dated: May 8, 2020	By:		/s/ Michael J Arougheti
		Name:	Michael J Arougheti
		Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: May 8, 2020	By:		/s/ Michael R. McFerran
		Name:	Michael R. McFerran
		Title:	Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)