Form 10-Q
period 2020-06-30
Ares Management Corp
filed 2020-08-07
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 3, 2020 there were 143,209,884 of the registrant’s shares of Class A common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 114,798,404 of the registrant's Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. For a discussion of risks resulting from the coronavirus (“COVID-19”) pandemic and the impact on the U.S. and global economy, along with the oil and gas market disruption, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
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

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance income and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution partnerships. The results of these entities are reflected on a gross basis in the consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is included in net income attributable to non-controlling interests in Ares Operating Group entities.

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our reportable segments without giving effect to the consolidation of these entities and (ii) “unconsolidated reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our reportable segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The OMG’s expenses are not allocated to our reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Notes to the Condensed Consolidated Financial Statements - Note 14. Segment Reporting.”

Glossary

When used in this report, unless the context otherwise requires:

•“ARCC Part I Fees” refers to a quarterly performance income on the net investment income of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”). Such fees from ARCC are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“ARCC Part II Fees” refers to fees that are paid in arrears as of the end of each calendar year when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of ARCC Part II Fees paid in all prior years since inception;

•“Ares”, the “Company”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;

•“Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in each of the Ares Operating Group entities;

•“assets under management” or “AUM” refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value ("NAV") of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV refers to the fair value of the assets of a fund less the liabilities of the fund. For our funds that are CLOs, our AUM is equal to initial principal amounts adjusted for paydowns;

•“AUM not yet paying fees” (also referred to as "shadow AUM") refers to AUM that is not currently paying fees and is eligible to earn management fees upon deployment;

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

•“fee paying AUM” or “FPAUM” refers to the AUM from which we directly earn management fees. FPAUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees;

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

•“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds that are currently generating performance income on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when ARCC Part II Fees are being generated;

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

•“Series A Preferred Stock” refers to the preferred stock, $0.01 par value per share, of the Company designated as 7.00% Series A Preferred Stock;

•“2024 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in October 2014 with a maturity in October 2024; and

•“2030 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in June 2020 with a maturity in June 2030.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of June 30,	As of December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$890,040	$138,384
Investments (includes accrued carried interest of $1,003,827 and $1,134,967 at June 30, 2020 and December 31, 2019, respectively)	1,479,487	1,663,664
Due from affiliates	258,126	268,099
Other assets	368,696	341,293
Right-of-use operating lease assets	140,041	143,406
Assets of Consolidated Funds:
Cash and cash equivalents	258,400	606,321
Investments, at fair value	10,005,632	8,727,947
Due from affiliates	7,201	6,192
Receivable for securities sold	276,692	88,809
Other assets	35,642	30,081
Total assets	$13,719,957	$12,014,196
Liabilities
Accounts payable, accrued expenses and other liabilities	$104,017	$88,173
Accrued compensation	123,123	37,795
Due to affiliates	61,025	71,445
Performance related compensation payable	715,181	829,764
Debt obligations	642,474	316,609
Operating lease liabilities	164,521	168,817
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	60,975	61,857
Payable for securities purchased	449,169	500,146
CLO loan obligations, at fair value	9,228,687	7,973,748
Fund borrowings	167,037	107,244
Total liabilities	11,716,209	10,155,598
Commitments and contingencies
Non-controlling interest in Consolidated Funds	506,201	618,020
Non-controlling interest in Ares Operating Group entities	552,490	472,288
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at June 30, 2020 and December 31, 2019)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (135,335,943 shares and 115,242,028 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	1,353	1,152
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at June 30, 2020 and December 31, 2019)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (114,798,404 shares and 1 share issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	1,148	—
Additional paid-in-capital	800,077	525,244
Retained earnings	(145,045)	(50,820)
Accumulated other comprehensive loss, net of tax	(11,237)	(6,047)
Total stockholders' equity	945,057	768,290
Total equity	2,003,748	1,858,598
Total liabilities, non-controlling interests and equity	$13,719,957	$12,014,196

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Management fees (includes ARCC Part I Fees of $41,306, $85,229 and $39,157, $77,550 for the three and six months ended June 30, 2020 and 2019, respectively)	$266,867	$237,846	$530,716	$462,505
Carried interest allocation	303,278	119,712	72,402	317,005
Incentive fees	331	10,220	(2,918)	27,035
Principal investment income (loss)	23,645	5,844	(3,078)	34,603
Administrative, transaction and other fees	8,637	11,200	19,045	20,871
Total revenues	602,758	384,822	616,167	862,019
Expenses
Compensation and benefits	185,131	162,170	365,215	319,016
Performance related compensation	237,108	92,688	69,209	249,208
General, administrative and other expenses	58,084	65,416	120,415	116,603
Expenses of Consolidated Funds	3,244	15,427	10,687	19,981
Total expenses	483,567	335,701	565,526	704,808
Other income (expense)
Net realized and unrealized gains (losses) on investments	290	521	(7,744)	3,997
Interest and dividend income	1,978	1,652	3,768	3,496
Interest expense	(6,082)	(5,793)	(11,388)	(11,382)
Other income, net	2,181	4,797	7,645	300
Net realized and unrealized gains (losses) on investments of Consolidated Funds	83,522	(116)	(171,239)	4,248
Interest and other income of Consolidated Funds	116,314	102,206	229,539	195,390
Interest expense of Consolidated Funds	(76,297)	(68,005)	(156,538)	(132,917)
Total other income (expense)	121,906	35,262	(105,957)	63,132
Income (loss) before taxes	241,097	84,383	(55,316)	220,343
Income tax expense	24,421	9,505	3,805	23,889
Net income (loss)	216,676	74,878	(59,121)	196,454
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	85,186	8,346	(81,220)	25,970
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	75,119	34,393	(3,236)	93,396
Net income attributable to Ares Management Corporation	56,371	32,139	25,335	77,088
Less: Series A Preferred Stock dividends paid	5,425	5,425	10,850	10,850
Net income attributable to Ares Management Corporation Class A common stockholders	$50,946	$26,714	$14,485	$66,238
Net income per share of Class A common stock:
Basic	$0.36	$0.24	$0.08	$0.60
Diluted	$0.35	$0.23	$0.08	$0.58
Weighted-average shares of Class A common stock:
Basic	133,639,194	105,188,966	126,002,867	104,054,035
Diluted	146,904,357	116,603,887	126,002,867	113,657,864

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income (loss)	$216,676	$74,878	$(59,121)	$196,454
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,687	(1,991)	(11,521)	(907)
Total comprehensive income (loss)	219,363	72,887	(70,642)	195,547
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	88,315	9,852	(82,778)	25,817
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	75,065	32,535	(8,009)	92,997
Comprehensive income attributable to Ares Management Corporation	$55,983	$30,500	$20,145	$76,733

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Class C Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2019	$298,761	$1,152	$—	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	(3,882)	(3,882)
Changes in ownership interests and related tax benefits	—	40	—	(196,670)	—	—	122,551	—	(74,079)
Issuances of common stock	—	121	1,152	382,061	—	—	—	—	383,334
Capital contributions	—	—	—	—	—	—	42,012	133,265	175,277
Dividends/Distributions	(5,425)	—	—	—	(51,090)	—	(55,748)	(13,492)	(125,755)
Net loss	5,425	—	—	—	(36,461)	—	(78,355)	(166,406)	(275,797)
Currency translation adjustment, net of tax	—	—	—	—	—	(4,802)	(4,719)	(4,687)	(14,208)
Equity compensation	—	—	—	16,420	—	—	16,137	—	32,557
Stock option exercises	—	11	—	19,540	—	—	—	—	19,551
Balance at March 31, 2020	298,761	1,324	1,152	746,595	(138,371)	(10,849)	514,166	562,818	1,975,596
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	1,475	1,475
Changes in ownership interests and related tax benefits	—	4	(4)	(9,702)	—	—	9,796	—	94
Expenses incurred upon issuance of common stock	—	—	—	(181)	—	—	—	—	(181)
Capital contributions	—	—	—	—	—	—	229	(9,570)	(9,341)
Dividends/Distributions	(5,425)	—	—	—	(57,620)	—	(59,949)	(136,837)	(259,831)
Net income	5,425	—	—	—	50,946	—	75,119	85,186	216,676
Currency translation adjustment, net of tax	—	—	—	—	—	(388)	(54)	3,129	2,687
Equity compensation	—	—	—	15,500	—	—	13,183	—	28,683
Stock option exercises	—	25	—	47,865	—	—	—	—	47,890
Balance at June 30, 2020	$298,761	$1,353	$1,148	$800,077	$(145,045)	$(11,237)	$552,490	$506,201	$2,003,748

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2018	$298,761	$1,016	$326,007	$(29,336)	$(8,524)	$302,780	$503,637	$1,394,341
Relinquished with deconsolidation of funds	—	—	—	—	—	—	(55)	(55)
Changes in ownership interests and related tax benefits	—	15	(6,339)	—	—	(12,073)	—	(18,397)
Contributions	—	—	—	—	—	1,876	54,035	55,911
Dividends/Distributions	(5,425)	—	—	(35,367)	—	(40,112)	(20,736)	(101,640)
Net income	5,425	—	—	39,524	—	59,003	17,624	121,576
Currency translation adjustment, net of tax	—	—	—	—	1,284	1,459	(1,659)	1,084
Equity compensation	—	—	12,637	—	—	14,367	—	27,004
Balance at March 31, 2019	298,761	1,031	332,305	(25,179)	(7,240)	327,300	552,846	1,479,824
Changes in ownership interests and related tax benefits	—	5	(32,128)	—	—	20,615	—	(11,508)
Repurchases of Class A common stock	—	(4)	(10,445)	—	—	—	—	(10,449)
Contributions	—	—	—	—	—	—	61,464	61,464
Dividends/Distributions	(5,425)	—	—	(36,782)	—	(40,103)	(10,219)	(92,529)
Net income	5,425	—	—	26,714	—	34,393	8,346	74,878
Currency translation adjustment, net of tax	—	—	—	—	(1,639)	(1,858)	1,506	(1,991)
Equity compensation	—	—	11,306	—	—	12,535	—	23,841
Stock option exercises	—	43	78,751	—	—	—	—	78,794
Balance at June 30, 2019	298,761	1,075	379,789	(35,247)	(8,879)	352,882	613,943	1,602,324
Changes in ownership interests and related tax benefits	—	1	(94,004)	—	—	95,212	—	1,209
Contributions	—	70	206,635	—	—	—	49,391	256,096
Dividends/Distributions	(5,425)	—	—	(36,967)	—	(48,970)	(34,620)	(125,982)
Net income	5,425	—	—	27,906	—	42,636	15,908	91,875
Currency translation adjustment, net of tax	—	—	—	—	(2,131)	(2,352)	(4,946)	(9,429)
Equity compensation	—	—	10,816	—	—	11,577	—	22,393
Stock option exercises	—	1	4,295	—	—	—	—	4,296
Balance at September 30, 2019	298,761	1,147	507,531	(44,308)	(11,010)	450,985	639,676	1,842,782
Changes in ownership interests and related tax benefits	—	1	(1,505)	—	—	1,587	—	83
Contributions	—	—	—	—	—	—	7,961	7,961
Dividends/Distributions	(5,425)	—	—	(39,552)	—	(45,814)	(30,707)	(121,498)
Net income	5,425	—	—	33,040	—	48,184	(2,174)	84,475
Currency translation adjustment, net of tax	—	—	—	—	4,963	5,431	3,264	13,658
Equity compensation	—	—	11,801	—	—	11,915	—	23,716
Stock option exercises	—	4	7,417	—	—	—	—	7,421
Balance at December 31, 2019	$298,761	$1,152	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(59,121)	$196,454
Adjustments to reconcile net income (loss) to net cash used in operating activities	128,836	48,114
Adjustments to reconcile net income (loss) to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(496,873)	(1,360,106)
Cash flows due to changes in operating assets and liabilities	114,974	(12,824)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:	161,345	(162,950)
Net cash used in operating activities	(150,839)	(1,291,312)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(8,080)	(5,653)
Acquisitions	(35,844)	—
Net cash used in investing activities	(43,924)	(5,653)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,154	—
Proceeds from credit facility	790,000	235,000
Proceeds from senior notes	399,084	—
Repayments of credit facility	(860,000)	(150,000)
Dividends and distributions	(224,407)	(152,364)
Series A Preferred Stock dividends	(10,850)	(10,850)
Repurchases of Class A common stock	—	(10,449)
Stock option exercises	67,441	78,794
Taxes paid related to net share settlement of equity awards	(74,335)	(31,424)
Other financing activities	(1,889)	(3,258)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	123,695	115,499
Distributions to non-controlling interests in Consolidated Funds	(150,329)	(30,955)
Borrowings under loan obligations by Consolidated Funds	608,355	1,934,087
Repayments under loan obligations by Consolidated Funds	(87,689)	(528,955)
Net cash provided by financing activities	962,230	1,445,125
Effect of exchange rate changes	(15,811)	(11,187)
Net change in cash and cash equivalents	751,656	136,973
Cash and cash equivalents, beginning of period	138,384	110,247
Cash and cash equivalents, end of period	$890,040	$247,220

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated businesses across Credit, Private Equity and Real Estate. Information about segments should be read together with "Note 14. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.
The accompanying unaudited financial statements include the condensed consolidated results of the Company and its subsidiaries. The Company is a holding company, and the Company's assets include equity interests in Ares Holdings Inc., Ares Offshore Holdings, Ltd., and Ares AI Holdings L.P. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group” or “AOG”: Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.

Non-Controlling Interests in Ares Operating Group Entities

On February 21, 2020, the Company completed its acquisition of the Class A membership interests (the “Class A membership interests”) in Crestline Denali Capital LLC (“Crestline Denali”). The Class A membership interests entitle the Company to the fees associated with managing seven collateral management contracts. The Class B membership interests of Crestline Denali (the “Class B membership interests”) were retained by the former owners of Crestline Denali and represent the financial interests in the subordinated notes of the collateralized loan obligations.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”).
As of June 30, 2020, the impact of the outbreak of the coronavirus pandemic (“COVID-19”) continues to unfold. As a result, management's estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.

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

At June 30, 2020 and December 31, 2019, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its condensed consolidated financial statements.

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

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of June 30, 2020	As of June 30,	As of December 31,
		2020	2019
Management contracts	6.1 years	$42,547	$12,498
Client relationships	8.0 years	6,341	6,341
Trade name	2.0 years	378	378
Intangible assets		49,266	19,217
Less: accumulated amortization		(9,230)	(11,242)
Intangible assets, net		$40,036	$7,975

In connection with the acquisition of seven collateral management agreements during the first quarter of 2020, the Company allocated $34.7 million of the $35.8 million purchase price to the fair value of the collateral management contracts. The acquired management contracts had a weighted average amortization period of 6.6 years.

Amortization expense associated with intangible assets was $1.6 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2020, the Company removed $4.7 million of intangible assets that were fully amortized.

Goodwill
The following table summarizes the carrying value of the Company's goodwill assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit Group	Private Equity Group	Real Estate Group	Total
Balance as of December 31, 2019	$32,196	$58,600	$53,059	$143,855
Foreign currency translation	—	—	(121)	(121)
Balance as of June 30, 2020	$32,196	$58,600	$52,938	$143,734

There was no impairment of goodwill recorded during the six months ended June 30, 2020 and 2019. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Equity method investments:
Equity method private investment partnership interests - principal (1)	$372,790	$390,407	25.2%	23.5%
Equity method - carried interest (1)	1,003,827	1,134,967	67.8	68.2
Equity method private investment partnership interests and other (held at fair value)	20,311	51,528	1.4	3.1
Equity method private investment partnership interests and other	14,272	16,536	0.9	1.0
Total equity method investments	1,411,200	1,593,438	95.3	95.8
Collateralized loan obligations (2)	19,135	22,265	1.3	1.3
Other fixed income	48,220	46,918	3.3	2.8
Collateralized loan obligations and other fixed income, at fair value	67,355	69,183	4.6	4.1
Common stock, at fair value	932	1,043	0.1	0.1
Total investments	$1,479,487	$1,663,664

(1)Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.
(2)As of June 30, 2020, includes $2.7 million of collateralized loan obligations that are attributable to the Crestline Denali Class B membership interests.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2020 and 2019, no individual equity method investment held by the Company met the significance criteria.
The Company recognized a net gain and net loss related to its equity method investments of $21.7 million and $7.2 million for the three and six months ended June 30, 2020, respectively, and net gains of $5.4 million and $34.5 million for the three and six months ended June 30, 2019, respectively. The net gains and losses were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Fixed income investments:
Bonds	$299,459	$212,376	3.0%	2.4%
Loans	9,347,656	8,062,740	93.4	92.4
Investments in CLO warehouse	—	44,435	—	0.5
Total fixed income investments	9,647,115	8,319,551	96.4	95.3
Equity securities	45,881	112,384	0.5	1.3
Partnership interests	312,636	296,012	3.1	3.4
Total investments, at fair value	$10,005,632	$8,727,947

At June 30, 2020 and December 31, 2019, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The tables below summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2020:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$67,355	$—	$67,355
Common stock and other equity securities	—	932	14,704	—	15,636
Partnership interests	—	—	2,575	3,032	5,607
Total investments, at fair value	—	932	84,634	3,032	88,598
Derivatives-foreign exchange contracts	—	4,719	—	—	4,719
Total assets, at fair value	$—	$5,651	$84,634	$3,032	$93,317
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(128)	$—	$—	$(128)
Total liabilities, at fair value	$—	$(128)	$—	$—	$(128)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$299,459	$—	$299,459
Loans	—	8,761,369	586,287	9,347,656
Total fixed income investments	—	9,060,828	586,287	9,647,115
Equity securities	3,622	—	42,259	45,881
Partnership interests	—	—	312,636	312,636
Total investments, at fair value	3,622	9,060,828	941,182	10,005,632
Derivatives-asset swaps-other	—	—	1,599	1,599
Total assets, at fair value	$3,622	$9,060,828	$942,781	$10,007,231
Liabilities, at fair value
Derivatives-asset swaps-other	—	—	(197)	(197)
Loan obligations of CLOs	—	(9,228,687)	—	(9,228,687)
Total liabilities, at fair value	$—	$(9,228,687)	$(197)	$(9,228,884)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2020:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$65,344	$2,575	$82,623
Purchases(1)	—	659	—	659
Sales/settlements(2)	—	(287)	—	(287)
Realized and unrealized appreciation, net	—	1,639	—	1,639
Balance, end of period	$14,704	$67,355	$2,575	$84,634
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$1,639	$—	$1,639

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$42,752	$1,279,557	$307,025	$19	$1,629,353
Transfer in	—	84,059	—	—	84,059
Transfer out	(5)	(681,913)	—	—	(681,918)
Purchases(1)	264	78,694	56,000	—	134,958
Sales/settlements(2)	(449)	(217,217)	(56,000)	(51)	(273,717)
Amortized discounts/premiums	—	815	—	106	921
Realized and unrealized appreciation (depreciation), net	(303)	42,292	5,611	1,328	48,928
Balance, end of period	$42,259	$586,287	$312,636	$1,402	$942,584
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(228)	$36,263	$5,611	$1,268	$42,914

(1)Purchases include paid-in-kind interest and securities received in connection with restructuring.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$67,190	$35,192	$112,779
Deconsolidation of fund	—	1,883	—	1,883
Purchases(1)	2,000	—	—	2,000
Sales/settlements(2)	—	(6,206)	—	(6,206)
Realized and unrealized appreciation, net	—	1,184	—	1,184
Balance, end of period	$12,397	$64,051	$35,192	$111,640
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$1,818	$—	$1,818

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$159,032	$564,304	$283,059	$(3,031)	$1,003,364
Deconsolidation of fund	(10,325)	(115,711)	—	—	(126,036)
Transfer in	—	29,438	—	—	29,438
Transfer out	—	(261,674)	—	—	(261,674)
Purchases(1)	110	113,708	4,000	—	117,818
Sales/settlements(2)	(51)	(56,530)	(2,000)	(555)	(59,136)
Amortized discounts/premiums	—	(345)	—	171	(174)
Realized and unrealized appreciation (depreciation), net	(17,034)	1,222	8,798	3,473	(3,541)
Balance, end of period	$131,732	$274,412	$293,857	$58	$700,059
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(17,031)	$(389)	$8,798	$2,865	$(5,757)

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2020:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$69,183	$35,192	$119,079
Additions(1)	—	3,686	—	3,686
Purchases(2)	—	1,301	—	1,301
Sales/settlements(3)	—	(688)	(32,430)	(33,118)
Realized and unrealized depreciation, net	—	(6,127)	(187)	(6,314)
Balance, end of period	$14,704	$67,355	$2,575	$84,634
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$—	$(5,092)	$5,511	$419

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Additions(1)	(635)	392,672	—	—	392,037
Transfer in	—	258,014	—	—	258,014
Transfer out	(5)	(346,163)	—	—	(346,168)
Purchases(2)	393	200,643	64,000	—	265,036
Sales/settlements(3)	(681)	(218,523)	(56,000)	(1,318)	(276,522)
Amortized discounts/premiums	—	1,098	—	150	1,248
Realized and unrealized appreciation (depreciation), net	(42,801)	(40,590)	8,624	6,676	(68,091)
Balance, end of period	$42,259	$586,287	$312,636	$1,402	$942,584
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(42,811)	$(40,533)	$8,624	$5,321	$(69,399)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$60,824	$35,192	$106,413
Deconsolidation of fund	—	10,021	—	10,021
Purchases(1)	2,000	2,146	—	4,146
Sales/settlements(2)	—	(11,169)	—	(11,169)
Realized and unrealized appreciation, net	—	2,229	—	2,229
Balance, end of period	$12,397	$64,051	$35,192	$111,640
Increase in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$2,479	$—	$2,479

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$150,752	$547,958	$271,447	$680	$970,837
Deconsolidation of fund	(10,325)	(174,593)	—	—	(184,918)
Transfer in	—	41,245	—	—	41,245
Transfer out	—	(247,573)	—	—	(247,573)
Purchases(1)	10,882	238,870	8,000	—	257,752
Sales/settlements(2)	(5,137)	(136,329)	(2,000)	(581)	(144,047)
Amortized discounts/premiums	—	(37)	—	22	(15)
Realized and unrealized appreciation (depreciation), net	(14,440)	4,871	16,410	(63)	6,778
Balance, end of period	$131,732	$274,412	$293,857	$58	$700,059
Increase (decrease) in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(14,442)	$1,114	$16,410	$(49)	$3,033

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table summarizes the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of June 30, 2020:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A
Partnership interests	2,575	Other	N/A	N/A
Collateralized loan obligations	19,135	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	48,220	Other	N/A	N/A
Total	$84,634

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$136	Market approach	EBITDA multiple(2)	5.4x - 18.0x	8.8x
	40,096	Other	Net income multiple	27.5x	27.5x
			Illiquidity discount	25.0%	25.0%
	27	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	2,000	Transaction price(1)	N/A	N/A	N/A
Partnership interest	312,636	Discounted cash flow	Discount rate	16.1%	16.1%
Fixed income securities
	493,686	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	1,846	Market approach	EBITDA multiple	7.8x	7.8x
	90,755	Income approach	Yield	2.8% - 36.9%	8.2%
Derivative instruments	1,599	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$942,781
Liabilities
Derivatives instruments	$(197)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(197)

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

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $3.0 million and $1.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company has no unfunded commitments for this investment.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of June 30, 2020				As of December 31, 2019
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$56,555	$4,719	$2,124	$128	$67,930	$4,023	$10,846	$113
Total derivatives, at fair value(2)	$56,555	$4,719	$2,124	$128	$67,930	$4,023	$10,846	$113

	As of June 30, 2020				As of December 31, 2019
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$—	$—	$—	$—	$667	$667	$667	$670
Asset swap - other	6,883	1,599	424	197	—	—	7,640	4,106
Total derivatives, at fair value(3)	$6,883	$1,599	$424	$197	$667	$667	$8,307	$4,776

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of June 30, 2020 and December 31, 2019, the Company had the right to, but elected not to, offset an immaterial amount of its derivative liabilities.
(3)As of June 30, 2020 and December 31, 2019, the Consolidated Funds offset $0.4 million and $0.1 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2020		As of December 31, 2019
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/30/2025	N/A	$—	—%	$70,000	3.06%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	246,943	4.21	246,609	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	395,531	3.28	—	—
Total debt obligations				$642,474		$316,609

(1)The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 30, 2020, the Company amended the Credit Facility to, among other things, extend the maturity date from March 2024 to March 2025 and to reduce borrowing costs on the undrawn amounts. As of June 30, 2020, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.13% per annum. There is a base rate and LIBOR floor of zero.
(2)The 2024 Senior Notes were issued in October 2014 by Ares Finance Co. LLC, an indirect subsidiary of the Company, at 98.27% of the face amount with interest paid semi-annually. The Company may redeem the 2024 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2024 Notes.
(3)The 2030 Senior Notes were issued in June 2020 by Ares Finance Co. II LLC, an indirect subsidiary of the Company, at 99.77% of the face amount with interest paid semi-annually. The Company may redeem the 2030 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2030 Notes.

As of June 30, 2020, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024 and 2030 Senior Notes (the “Senior Notes”) are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation.
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes
Unamortized debt issuance costs as of December 31, 2019	$5,255	$1,102
Debt issuance costs incurred	1,217	3,586
Amortization of debt issuance costs	(626)	(146)
Unamortized debt issuance costs as of June 30, 2020	$5,846	$4,542

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2020			As of December 31, 2019
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$9,528,637	$9,003,995	10.5	$7,738,337	$7,700,038	11.0
Subordinated notes(2)	541,324	224,692	10.6	449,877	273,710	11.0
Total loan obligations of Consolidated CLOs	$10,069,961	$9,228,687		$8,188,214	$7,973,748

(1)Original borrowings under the senior secured notes totaled $9.5 billion, with various maturity dates ranging from July 2028 to October 2032. The weighted average interest rate as of June 30, 2020 was 2.42%.
(2)Original borrowings under the subordinated notes totaled $541.3 million, with various maturity dates ranging from July 2028 to October 2032. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of June 30, 2020 and December 31, 2019, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding:

			As of June 30, 2020			As of December 31, 2019
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	3/5/2021	$71,500	$71,500	1.59%		$71,500	3.14%
	6/30/2021	112,365	63,663	1.00	(2)	—	N/A	(2)
	1/1/2023	18,000	17,909	1.95		17,550	3.44
	7/15/2028	75,000	13,500	4.16		17,000	4.75
Revolving Term Loan	2/9/2022	1,900	465	8.03		1,194	7.70
Total borrowings of Consolidated Funds			$167,037			$107,244

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2020, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of June 30, 2020 and December 31, 2019, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $632.4 million and $387.4 million, respectively.
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
At June 30, 2020 and December 31, 2019, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $271.9 million and $233.4 million, respectively, of which approximately $208.4 million and $175.1 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2020 and December 31, 2019, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 10 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of June 30,	As of December 31,
	Classification	2020	2019
Operating lease assets	Right-of-use operating lease assets	$140,041	$143,406
Finance lease assets	Other assets(1)	1,630	1,787
Total lease assets		$141,671	$145,193

Operating lease liabilities	Operating lease liabilities	$164,521	$168,817
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	1,349	1,651
Total lease liabilities		$165,870	$170,468

(1) Finance lease assets are recorded net of accumulated amortization of $0.8 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively.

		Three months ended June 30,		Six months ended June 30,
	Classification	2020	2019	2020	2019
Operating lease expense	General, administrative and other expenses	$7,805	$7,211	$15,437	$14,149
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	125	78	219	105
Interest on finance lease liabilities	Interest expense	11	8	22	21
Total lease expense		$7,941	$7,297	$15,678	$14,275

Other information	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,055	$15,313
Operating cash flows for finance leases	42	52
Financing cash flows for finance leases	366	264
Leased assets obtained in exchange for new finance lease liabilities	—	114
Leased assets obtained in exchange for new operating lease liabilities	9,647	47,866

	As of June 30,	As of December 31,
Lease term and discount rate	2020	2019
Weighted-average remaining lease terms (in years):
Operating leases	6.1	6.5
Finance leases	3.1	3.3
Weighted-average discount rate:
Operating leases	3.97%	4.00%
Finance leases	3.26%	3.39%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Maturity of lease liabilities	Operating Leases	Finance Leases
2020	$15,264	$102
2021	30,316	516
2022	31,497	485
2023	28,016	158
2024	25,184	156
After 2024	55,531	6
Total future payments	185,808	1,423
Less: interest	21,287	74
Total lease liabilities	$164,521	$1,349

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2020	2019
Due from affiliates:
Management fees receivable from non-consolidated funds	$204,249	$203,554
Payments made on behalf of and amounts due from non-consolidated funds and employees	53,877	64,545
Due from affiliates—Company	$258,126	$268,099
Amounts due from portfolio companies and non-consolidated funds	$7,201	$6,192
Due from affiliates—Consolidated Funds	$7,201	$6,192
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$2,580	$2,420
Management fees received in advance	5,714	3,012
Tax receivable agreement liability	36,443	26,542
Undistributed carried interest and incentive fees	8,450	28,086
Payments made by non-consolidated funds on behalf of and payable by the Company	7,838	11,385
Due to affiliates—Company	$61,025	$71,445

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
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd., the Company agreed to waive up to $10.0 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began with the second quarter of 2017 and ended with the third quarter of 2019. ARCC Part I Fees are reported net of the fee waiver. For the three and six months ended June 30, 2019, the Company waived $10.0 million and $20.0 million, respectively.

10. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and six months ended June 30, 2020, the Company recorded income tax expense of $24.4 million and $3.8 million, respectively. For the three and six months ended June 30, 2019, the Company recorded income tax expense of $9.5 million and $23.9 million, respectively.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three and six months ended June 30, 2020 and 2019, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $70.2 million and $46.4 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
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

11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by using the two-class method. Diluted earnings per share of Class A common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the six months ended June 30, 2020, the two-class method was the more dilutive method. For the three months ended June 30, 2020 and three and six months ended June 30, 2019, the treasury stock method was the more dilutive method.

For the three and six months ended June 30, 2020 and 2019, the computation of dilutive earnings per share excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Restricted units	616	—	—	59
AOG Units	115,103,668	116,831,583	—	116,913,353

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic earnings per share of Class A common stock:
Net income attributable to Ares Management Corporation Class A common stockholders	$50,946	$26,714	$14,485	$66,238
Distributions on unvested restricted units	(2,667)	(1,886)	(4,955)	(3,693)
Net income available to Class A common stockholders	$48,279	$24,828	$9,530	$62,545
Basic weighted-average shares of Class A common stock	133,639,194	105,188,966	126,002,867	104,054,035
Basic earnings per share of Class A common stock	$0.36	$0.24	$0.08	$0.60

Diluted earnings per share of Class A common stock:
Net income available to Class A common stockholders	$50,946	$26,714	$14,485	$66,238
Distributions on unvested restricted units	—	—	(4,955)	—
Net income attributable to Ares Management Corporation Class A common stockholders	$50,946	$26,714	$9,530	$66,238
Effect of dilutive shares:
Restricted units	8,135,584	7,212,754	—	6,349,061
Options	5,129,579	4,202,167	—	3,254,768
Diluted weighted-average shares of Class A common stock	146,904,357	116,603,887	126,002,867	113,657,864
Diluted earnings per share of Class A common stock	$0.35	$0.23	$0.08	$0.58

Dividend declared and paid per Class A common stock	$0.40	$0.32	$0.80	$0.64

12. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan, most recently amended on November 26, 2018 (the "Equity Incentive Plan"). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2020, the total number of shares available for issuance under the Equity Incentive Plan reset to 37,528,029 shares, and as of June 30, 2020, 34,114,071 shares remain available for issuance.

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
Equity-based compensation expense, net of forfeitures, recorded by the Company is included in the following table:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Restricted units	$28,386	$21,783	$56,768	$44,796
Restricted units with a market condition	297	901	4,429	1,791
Options	—	1,157	43	4,258
Phantom shares	—	188	—	736
Equity-based compensation expense	$28,683	$24,029	$61,240	$51,581
Restricted Units
Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company's Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, (iii) at a rate of one quarter per year, beginning on either the first or second anniversary of the grant date or the holder's employment commencement date, or (iv) at a rate of one third per year, beginning on the first anniversary of the grant date in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.
The holders of restricted units, other than the market condition awards described below, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the six months ended June 30, 2020, the Company declared dividends of $0.40 per share to Class A common stockholders at the close of business on March 17, 2020 and June 16, 2020. For the three and six months ended June 30, 2020, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $6.5 million and $12.9 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2020	16,810,473	$20.07
Granted	3,653,779	36.47
Vested	(3,945,510)	19.22
Forfeited	(216,209)	21.73
Balance - June 30, 2020	16,302,533	$23.92

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $275.4 million as of June 30, 2020 and is expected to be recognized over the remaining weighted average period of 3.1 years.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Restricted Unit Awards with a Market Condition
The following table presents the unvested market condition awards' activity:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2020	1,333,334	$9.30
Granted	—	—
Vested	(666,667)	10.92
Forfeited	—	—
Balance - June 30, 2020	666,667	$7.68

For the six months ended June 30, 2020, the market-priced vesting condition was met for one of the tranches of the market condition awards and compensation expense of $3.7 million was accelerated. The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $2.8 million as of June 30, 2020 and is expected to be recognized over the remaining weighted average period of 2.4 years.
Options
A summary of options activity during the six months ended June 30, 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2020	13,426,870	$18.99	4.3	$224,260
Granted	—	—	—	—
Exercised	(3,747,461)	18.99	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - June 30, 2020	9,679,409	$18.99	3.8	$200,497
Exercisable at June 30, 2020	9,679,409	$18.99	3.8	$200,497

Net cash proceeds from exercises of stock options were $71.2 million for the six months ended June 30, 2020. The Company realized tax benefits of approximately $8.7 million from those exercises.
13. EQUITY
Common Stock

The Company's common stock consists of Class A, Class B, Class C and non-voting common stock, each $0.01 par value per share. The Class B common stock and Class C common stock are non-economic and holders are not entitled to dividends from the Company or to receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC is the sole holder of the Class B common stock and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock.
In February 2019, the Company's board of directors authorized the repurchase of up to $150 million of shares of Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. In February 2020, the board of directors approved the renewal of the program and reset the repurchase amount back to $150 million. The renewed program is scheduled to expire in March 2021. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the six months ended June 30, 2020, the Company did not repurchase any shares as part of the stock repurchase program. During the six months ended June 30, 2019, the Company repurchased 0.4 million shares as part of the stock repurchase program at a total cost of $10.4 million.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

On March 31, 2020, the Company issued and sold 12,130,540 shares of new Class A common stock in a private offering (the “Offering”) to Sumitomo Mitsui Banking Corporation (“SMBC”) in connection with a share purchase agreement. The Company received $383.8 million in gross proceeds and incurred approximately $0.7 million of expenses in connection with the Offering. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with contributions in additional paid-in-capital within the Condensed Consolidated Statements of Changes in Equity. In connection with the Offering, the Company approved the amendment to its certificate of incorporation to, among other things, establish a new series of non-voting common stock, par value $0.01 per share, that has the same economic rights as the Class A common stock. SMBC may exchange all or a portion of the Class A common stock for an equivalent amount of the newly established non-voting common stock pursuant to certain terms set forth in an investor rights agreement entered into between the Company and SMBC. As of June 30, 2020, the Company had authorized 500,000,000 shares of the non-voting common stock with no shares issued. To satisfy a condition related to the Offering, the Company also issued 115,199,620 shares of its Class C common stock to Ares Voting on March 30, 2020. The issuance of the Class C units did not change the aggregate voting power of Ares Voting and Ares Voting will continue to be entitled to the number of votes equal to the number of AOG Units held of record by each Ares Operating Group limited partner, other than the Company and its subsidiaries, that does not own a share of Class C common stock.

The following table presents the changes in each class of common stock:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2020	115,242,028	1,000	1	115,243,029
Issuance of stock	12,130,540	—	115,199,620	127,330,160
Exchanges of AOG Units (1)	1,777,639	—	(401,217)	1,376,422
Stock option exercises, net of shares withheld for tax	3,599,504	—	—	3,599,504
Vesting of restricted stock awards, net of shares withheld for tax	2,586,232	—	—	2,586,232
Balance Outstanding - June 30, 2020	135,335,943	1,000	114,798,404	250,135,347

(1) Effective March 30, 2020, Class C common stock activity represents redemptions to correspond with exchanges of AOG Units.

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of June 30, 2020		As of December 31, 2019		Three months ended June 30,		Six months ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2020	2019	2020	2019
Ares Management Corporation	135,335,943	54.11%	115,242,028	49.70%	53.73%	47.38%	52.13%	47.09%
Ares Owners Holding L.P.	114,798,404	45.89	116,641,833	50.30	46.27	52.62	47.87	52.91
Total	250,134,347	100.00%	231,883,861	100.00%
Preferred Stock
As of June 30, 2020 and December 31, 2019, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

14. SEGMENT REPORTING
The Company operates through its distinct operating segments that are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, multi-asset credit, alternative credit investments and direct lending. The syndicated loans

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

strategy focuses on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily target first lien secured debt, with a secondary focus on second lien loans, mezzanine loans, high yield bonds and unsecured loans. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Multi-asset credit is a “go anywhere” strategy designed to offer investors a flexible solution to global credit investing by tactical allocation between multiple asset classes in various market conditions. The alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. The alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, structural protections and cash flow velocity. The direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets and has a multi-channel origination strategy designed to address a broad set of investment opportunities in the middle market. U.S. direct lending activities are managed through a publicly traded business development company, ARCC, as well as through private funds. The group maintains a flexible investment strategy with the capability to invest in first lien senior secured loans (including “unitranche” loans which are loans that combine senior and mezzanine debt, generally in a first lien position), second lien senior secured loans, mezzanine debt and non-control equity co-investments in middle market companies and power generation projects.

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
The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2020:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $41,306)	$200,788	$53,396	$23,488	$277,672	$—	$277,672
Other fees	4,101	30	7	4,138	—	4,138
Compensation and benefits	(76,765)	(22,126)	(12,735)	(111,626)	(36,939)	(148,565)
General, administrative and other expenses	(12,524)	(4,448)	(3,263)	(20,235)	(16,053)	(36,288)
Fee related earnings	115,600	26,852	7,497	149,949	(52,992)	96,957
Performance income—realized	—	44,318	307	44,625	—	44,625
Performance related compensation—realized	(112)	(36,741)	(191)	(37,044)	—	(37,044)
Realized net performance income (loss)	(112)	7,577	116	7,581	—	7,581
Investment income—realized	—	8,045	964	9,009	—	9,009
Interest and other investment income (expense) —realized	6,629	487	920	8,036	(253)	7,783
Interest expense	(2,336)	(2,247)	(1,355)	(5,938)	(144)	(6,082)
Realized net investment income (loss)	4,293	6,285	529	11,107	(397)	10,710
Realized income	$119,781	$40,714	$8,142	$168,637	$(53,389)	$115,248

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the three months ended June 30, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $39,157)	$172,347	$52,162	$21,770	$246,279	$—	$246,279
Other fees	3,939	—	672	4,611	—	4,611
Compensation and benefits	(64,965)	(21,291)	(11,928)	(98,184)	(33,994)	(132,178)
General, administrative and other expenses	(13,381)	(4,912)	(3,523)	(21,816)	(19,874)	(41,690)
Fee related earnings	97,940	25,959	6,991	130,890	(53,868)	77,022
Performance income—realized	15,959	18,369	1,666	35,994	—	35,994
Performance related compensation—realized	(9,564)	(14,696)	(969)	(25,229)	—	(25,229)
Realized net performance income	6,395	3,673	697	10,765	—	10,765
Investment income (loss)—realized	(310)	1,030	1,546	2,266	—	2,266
Interest and other investment income (expense) —realized	4,631	3,318	2,119	10,068	(17)	10,051
Interest expense	(1,908)	(2,436)	(1,050)	(5,394)	(399)	(5,793)
Realized net investment income (loss)	2,413	1,912	2,615	6,940	(416)	6,524
Realized income	$106,748	$31,544	$10,303	$148,595	$(54,284)	$94,311

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2020:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $85,229)	$398,225	$105,553	$47,672	$551,450	$—	$551,450
Other fees	7,159	140	711	8,010	—	8,010
Compensation and benefits	(147,690)	(41,722)	(25,148)	(214,560)	(73,365)	(287,925)
General, administrative and other expenses	(27,837)	(10,081)	(6,198)	(44,116)	(37,358)	(81,474)
Fee related earnings	229,857	53,890	17,037	300,784	(110,723)	190,061
Performance income—realized	9,016	160,472	26,907	196,395	—	196,395
Performance related compensation—realized	(8,011)	(129,665)	(17,361)	(155,037)	—	(155,037)
Realized net performance income	1,005	30,807	9,546	41,358	—	41,358
Investment income (loss)—realized	(843)	19,515	2,254	20,926	(5,698)	15,228
Interest and other investment income (expense) —realized	11,204	1,299	1,716	14,219	(85)	14,134
Interest expense	(4,051)	(3,890)	(2,326)	(10,267)	(1,121)	(11,388)
Realized net investment income (loss)	6,310	16,924	1,644	24,878	(6,904)	17,974
Realized income	$237,172	$101,621	$28,227	$367,020	$(117,627)	$249,393

The following table presents the financial results for the Company’s operating segments, as well as the OMG, for the six months ended June 30, 2019:

	Credit Group	Private Equity Group	Real Estate Group	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $77,550)	$335,313	$103,558	$40,420	$479,291	$—	$479,291
Other fees	7,005	—	681	7,686	—	7,686
Compensation and benefits	(125,313)	(42,487)	(21,212)	(189,012)	(66,655)	(255,667)
General, administrative and other expenses	(26,886)	(8,969)	(6,655)	(42,510)	(40,506)	(83,016)
Fee related earnings	190,119	52,102	13,234	255,455	(107,161)	148,294
Performance income—realized	37,884	62,492	4,191	104,567	—	104,567
Performance related compensation—realized	(22,227)	(49,993)	(2,226)	(74,446)	—	(74,446)
Realized net performance income	15,657	12,499	1,965	30,121	—	30,121
Investment income—realized	548	11,966	5,026	17,540	—	17,540
Interest and other investment income (expense) —realized	7,536	3,612	3,224	14,372	(2)	14,370
Interest expense	(3,807)	(4,611)	(2,169)	(10,587)	(795)	(11,382)
Realized net investment income (loss)	4,277	10,967	6,081	21,325	(797)	20,528
Realized income	$210,053	$75,568	$21,280	$306,901	$(107,958)	$198,943

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment revenues
Management fees (includes ARCC Part I Fees of $41,306, $85,229 and $39,157, $77,550 for the three and six months ended June 30, 2020 and 2019, respectively)	$277,672	$246,279	$551,450	$479,291
Other fees	4,138	4,611	8,010	7,686
Performance income—realized	44,625	35,994	196,395	104,567
Total segment revenues	$326,435	$286,884	$755,855	$591,544
Segment expenses
Compensation and benefits	$111,626	$98,184	$214,560	$189,012
General, administrative and other expenses	20,235	21,816	44,116	42,510
Performance related compensation—realized	37,044	25,229	155,037	74,446
Total segment expenses	$168,905	$145,229	$413,713	$305,968
Segment realized net investment income
Investment income—realized	$9,009	$2,266	$20,926	$17,540
Interest and other investment income —realized	8,036	10,068	14,219	14,372
Interest expense	(5,938)	(5,394)	(10,267)	(10,587)
Total segment realized net investment income	$11,107	$6,940	$24,878	$21,325

The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total consolidated revenue	$602,758	$384,822	$616,167	$862,019
Performance (income) loss-unrealized	(257,303)	(98,662)	130,354	(245,237)
Management fees of Consolidated Funds eliminated in consolidation	11,380	8,735	21,882	17,148
Incentive fees of Consolidated Funds eliminated in consolidation	(25)	4,750	(70)	5,184
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,484	—	7,801	—
Administrative fees(1)	(8,838)	(6,602)	(18,499)	(13,204)
Performance income (loss) reclass (2)	(1,656)	(26)	(3,373)	580
Principal investment (income) loss, net of eliminations	(23,645)	(5,844)	3,078	(34,603)
Net income of non-controlling interests in consolidated subsidiaries	(720)	(289)	(1,485)	(343)
Total consolidation adjustments and reconciling items	(276,323)	(97,938)	139,688	(270,475)
Total segment revenue	$326,435	$286,884	$755,855	$591,544

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total consolidated expenses	$483,567	$335,701	$565,526	$704,808
Performance related compensation-unrealized	(200,064)	(67,459)	85,828	(174,762)
Expenses of Consolidated Funds added in consolidation	(14,601)	(28,912)	(32,500)	(42,313)
Expenses of Consolidated Funds eliminated in consolidation	11,357	13,485	21,813	22,332
Administrative fees(1)	(8,838)	(6,602)	(18,499)	(13,204)
OMG expenses	(52,992)	(53,868)	(110,723)	(107,161)
Acquisition and merger-related expense	(2,841)	(4,207)	(5,956)	(5,980)
Equity compensation expense	(28,683)	(24,029)	(61,240)	(51,581)
Deferred placement fees	(10,320)	(12,432)	(15,735)	(12,953)
Depreciation and amortization expense	(6,319)	(5,221)	(11,861)	(11,045)
Expense of non-controlling interests in consolidated subsidiaries	(1,361)	(1,227)	(2,940)	(2,173)
Total consolidation adjustments and reconciling items	(314,662)	(190,472)	(151,813)	(398,840)
Total segment expenses	$168,905	$145,229	$413,713	$305,968

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total consolidated other income (expense)	$121,906	$35,262	$(105,957)	$63,132
Investment (income) loss—unrealized	(23,704)	7,618	81,890	(8,565)
Interest and other investment (income) loss—unrealized	(3,979)	(4,628)	(8,940)	350
Other (income) loss from Consolidated Funds added in consolidation, net	(109,394)	(33,008)	88,851	(64,215)
Other (income) loss from Consolidated Funds eliminated in consolidation, net	(4,189)	282	(8,008)	(90)
OMG other (income) expense	(102)	(188)	1,039	(158)
Performance (income) loss reclass(1)	1,656	26	3,373	(580)
Principal investment income (loss)	32,957	1,579	(43,031)	31,471
Other expense, net	347	2	369	1
Other (income) loss of non-controlling interests in consolidated subsidiaries	(4,391)	(5)	15,292	(21)
Total consolidation adjustments and reconciling items	(110,799)	(28,322)	130,835	(41,807)
Total segment realized net investment income	$11,107	$6,940	$24,878	$21,325

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

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income (loss) before taxes	$241,097	$84,383	$(55,316)	$220,343
Adjustments:
Depreciation and amortization expense	6,319	5,221	11,861	11,045
Equity compensation expense	28,683	24,029	61,240	51,581
Acquisition and merger-related expense	3,188	4,207	6,325	5,980
Deferred placement fees	10,320	12,432	15,735	12,953
OMG expense, net	52,890	53,680	111,762	107,003
Other expense, net	—	2	—	1
Net (income) expense of non-controlling interests in consolidated subsidiaries	(3,750)	933	16,747	1,809
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(85,188)	(8,079)	81,190	(25,124)
Total performance (income) loss-unrealized	(257,303)	(98,662)	130,354	(245,237)
Total performance related compensation - unrealized	200,064	67,459	(85,828)	174,762
Total investment (income) loss-unrealized	(27,683)	2,990	72,950	(8,215)
Realized income	168,637	148,595	367,020	306,901
Total performance income - realized	(44,625)	(35,994)	(196,395)	(104,567)
Total performance related compensation - realized	37,044	25,229	155,037	74,446
Total investment income - realized	(11,107)	(6,940)	(24,878)	(21,325)
Fee related earnings	$149,949	$130,890	$300,784	$255,455

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of June 30,	As of December 31,
	2020	2019
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$252,564	$260,520
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	151,144	181,856
Assets of consolidated VIEs	10,575,113	9,454,572
Liabilities of consolidated VIEs	9,960,904	8,679,869

(1)As of June 30, 2020 and December 31, 2019, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $79.5 million and $104.7 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$85,186	$8,346	$(81,220)	$25,970

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of June 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$890,040	$—	$—	$890,040
Investments (includes $1,003,827 of accrued carried interest)	1,630,631	—	(151,144)	1,479,487
Due from affiliates	278,480	—	(20,354)	258,126
Other assets	368,696	—	—	368,696
Right-of-use operating lease assets	140,041	—	—	140,041
Assets of Consolidated Funds
Cash and cash equivalents	—	258,400	—	258,400
Investments, at fair value	—	9,997,178	8,454	10,005,632
Due from affiliates	—	7,201	—	7,201
Receivable for securities sold	—	276,692	—	276,692
Other assets	—	35,642	—	35,642
Total assets	$3,307,888	$10,575,113	$(163,044)	$13,719,957
Liabilities
Accounts payable, accrued expenses and other liabilities	$104,017	$—	$—	$104,017
Accrued compensation	123,123	—	—	123,123
Due to affiliates	61,025	—	—	61,025
Performance related compensation payable	715,181	—	—	715,181
Debt obligations	642,474	—	—	642,474
Operating lease liabilities	164,521	—	—	164,521
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	60,975	—	60,975
Due to affiliates	—	11,900	(11,900)	—
Payable for securities purchased	—	449,169	—	449,169
CLO loan obligations, at fair value	—	9,271,823	(43,136)	9,228,687
Fund borrowings	—	167,037	—	167,037
Total liabilities	1,810,341	9,960,904	(55,036)	11,716,209
Commitments and contingencies
Non-controlling interest in Consolidated Funds	—	614,209	(108,008)	506,201
Non-controlling interest in Ares Operating Group entities	552,490	—	—	552,490
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (135,335,943 shares issued and outstanding)	1,353	—	—	1,353
Class B common stock, $0.01 par value,1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (114,798,404 shares issued and outstanding)	1,148	—	—	1,148
Additional paid-in-capital	800,077	—	—	800,077
Retained earnings	(145,045)	—	—	(145,045)
Accumulated other comprehensive loss, net of tax	(11,237)	—	—	(11,237)
Total stockholders' equity	945,057	—	—	945,057
Total equity	1,497,547	614,209	(108,008)	2,003,748
Total liabilities, non-controlling interests and equity	$3,307,888	$10,575,113	$(163,044)	$13,719,957

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three Months Ended June 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $41,306)	$278,247	$—	$(11,380)	$266,867
Carried interest allocation	303,278	—	—	303,278
Incentive fees	306	—	25	331
Principal investment income	32,957	—	(9,312)	23,645
Administrative, transaction and other fees	13,121	—	(4,484)	8,637
Total revenues	627,909	—	(25,151)	602,758
Expenses
Compensation and benefits	185,131	—	—	185,131
Performance related compensation	237,108	—	—	237,108
General, administrative and other expense	58,084	—	—	58,084
Expenses of the Consolidated Funds	—	14,601	(11,357)	3,244
Total expenses	480,323	14,601	(11,357)	483,567
Other income (expense)
Net realized and unrealized gains on investments	8,032	—	(7,742)	290
Interest and dividend income	3,898	—	(1,920)	1,978
Interest expense	(6,082)	—	—	(6,082)
Other income, net	2,475	—	(294)	2,181
Net realized and unrealized gains on investments of the Consolidated Funds	—	71,497	12,025	83,522
Interest and other income of the Consolidated Funds	—	116,314	—	116,314
Interest expense of the Consolidated Funds	—	(78,417)	2,120	(76,297)
Total other income	8,323	109,394	4,189	121,906
Income before taxes	155,909	94,793	(9,605)	241,097
Income tax expense	24,419	2	—	24,421
Net income	131,490	94,791	(9,605)	216,676
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	94,791	(9,605)	85,186
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	75,119	—	—	75,119
Net income attributable to Ares Management Corporation	56,371	—	—	56,371
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$50,946	$—	$—	$50,946

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three Months Ended June 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $39,157)	$246,581	$—	$(8,735)	$237,846
Carried interest allocation	119,712	—	—	119,712
Incentive fees	14,970	—	(4,750)	10,220
Principal investment income	1,579	—	4,265	5,844
Administrative, transaction and other fees	11,200	—	—	11,200
Total revenues	394,042	—	(9,220)	384,822
Expenses
Compensation and benefits	162,170	—	—	162,170
Performance related compensation	92,688	—	—	92,688
General, administrative and other expense	65,416	—	—	65,416
Expenses of the Consolidated Funds	—	28,912	(13,485)	15,427
Total expenses	320,274	28,912	(13,485)	335,701
Other income (expense)
Net realized and unrealized gains on investments	927	—	(406)	521
Interest and dividend income	2,324	—	(672)	1,652
Interest expense	(5,793)	—	—	(5,793)
Other income, net	5,078	—	(281)	4,797
Net realized and unrealized losses on investments of the Consolidated Funds	—	(486)	370	(116)
Interest and other income of the Consolidated Funds	—	102,206	—	102,206
Interest expense of the Consolidated Funds	—	(68,712)	707	(68,005)
Total other income	2,536	33,008	(282)	35,262
Income before taxes	76,304	4,096	3,983	84,383
Income tax expense (benefit)	9,772	(267)	—	9,505
Net income	66,532	4,363	3,983	74,878
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	4,363	3,983	8,346
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	34,393	—	—	34,393
Net income attributable to Ares Management Corporation	32,139	—	—	32,139
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$26,714	$—	$—	$26,714

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six Months Ended June 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $85,229)	$552,598	$—	$(21,882)	$530,716
Carried interest allocation	72,402	—	—	72,402
Incentive fees	(2,988)	—	70	(2,918)
Principal investment income	(43,031)	—	39,953	(3,078)
Administrative, transaction and other fees	26,846	—	(7,801)	19,045
Total revenues	605,827	—	10,340	616,167
Expenses
Compensation and benefits	365,215	—	—	365,215
Performance related compensation	69,209	—	—	69,209
General, administrative and other expense	120,415	—	—	120,415
Expenses of the Consolidated Funds	—	32,500	(21,813)	10,687
Total expenses	554,839	32,500	(21,813)	565,526
Other income (expense)
Net realized and unrealized losses on investments	(27,663)	—	19,919	(7,744)
Interest and dividend income	6,500	—	(2,732)	3,768
Interest expense	(11,388)	—	—	(11,388)
Other income, net	7,437	—	208	7,645
Net realized and unrealized losses on investments of the Consolidated Funds	—	(158,676)	(12,563)	(171,239)
Interest and other income of the Consolidated Funds	—	229,539	—	229,539
Interest expense of the Consolidated Funds	—	(159,714)	3,176	(156,538)
Total other expense	(25,114)	(88,851)	8,008	(105,957)
Income (loss) before taxes	25,874	(121,351)	40,161	(55,316)
Income tax expense	3,775	30	—	3,805
Net income (loss)	22,099	(121,381)	40,161	(59,121)
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(121,381)	40,161	(81,220)
Less: Net loss attributable to non-controlling interests in in Ares Operating Group entities	(3,236)	—	—	(3,236)
Net income attributable to Ares Management Corporation	25,335	—	—	25,335
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Net income attributable to Ares Management Corporation Class A common stockholders	$14,485	$—	$—	$14,485

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six Months Ended June 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $77,550)	$479,653	$—	$(17,148)	$462,505
Carried interest allocation	317,005	—	—	317,005
Incentive fees	32,219	—	(5,184)	27,035
Principal investment income	31,471	—	3,132	34,603
Administrative, transaction and other fees	20,871	—	—	20,871
Total revenues	881,219	—	(19,200)	862,019
Expenses
Compensation and benefits	319,016	—	—	319,016
Performance related compensation	249,208	—	—	249,208
General, administrative and other expense	116,603	—	—	116,603
Expenses of the Consolidated Funds	—	42,313	(22,332)	19,981
Total expenses	684,827	42,313	(22,332)	704,808
Other income (expense)
Net realized and unrealized gains on investments	5,351	—	(1,354)	3,997
Interest and dividend income	4,648	—	(1,152)	3,496
Interest expense	(11,382)	—	—	(11,382)
Other income, net	210	—	90	300
Net realized and unrealized gains on investments of the Consolidated Funds	—	3,262	986	4,248
Interest and other income of the Consolidated Funds	—	195,390	—	195,390
Interest expense of the Consolidated Funds	—	(134,437)	1,520	(132,917)
Total other income (expense)	(1,173)	64,215	90	63,132
Income before taxes	195,219	21,902	3,222	220,343
Income tax (benefit) expense	24,735	(846)	—	23,889
Net income	170,484	22,748	3,222	196,454
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	22,748	3,222	25,970
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	93,396	—	—	93,396
Net income attributable to Ares Management Corporation	77,088	—	—	77,088
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Net income attributable to Ares Management Corporation Class A common stockholders	$66,238	$—	$—	$66,238

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six Months Ended June 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,099	$(121,381)	$40,161	$(59,121)
Adjustments to reconcile net income to net cash used in operating activities	197,873		(69,037)	128,836
Adjustments to reconcile net loss to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds		(510,528)	13,655	(496,873)
Cash flows due to changes in operating assets and liabilities	111,099		3,875	114,974
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:		(190,501)	351,846	161,345
Net cash provided by (used in) operating activities	331,071	(822,410)	340,500	(150,839)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(8,080)	—	—	(8,080)
Acquisitions	(35,844)	—	—	(35,844)
Net cash used in investing activities	(43,924)	—	—	(43,924)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,154	—	—	383,154
Proceeds from credit facility	790,000	—	—	790,000
Proceeds from senior notes	399,084	—	—	399,084
Repayments of credit facility	(860,000)	—	—	(860,000)
Dividends and distributions	(224,407)	—	—	(224,407)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Stock option exercises	67,441	—	—	67,441
Taxes paid related to net share settlement of equity awards	(74,335)	—	—	(74,335)
Other financing activities	(1,889)	—	—	(1,889)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	138,700	(15,005)	123,695
Distributions to non-controlling interests in Consolidated Funds	—	(172,755)	22,426	(150,329)
Borrowings under loan obligations by Consolidated Funds	—	608,355	—	608,355
Repayments under loan obligations by Consolidated Funds	—	(87,689)	—	(87,689)
Net cash provided by financing activities	468,198	486,611	7,421	962,230
Effect of exchange rate changes	(3,689)	(12,122)	—	(15,811)
Net change in cash and cash equivalents	751,656	(347,921)	347,921	751,656
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$890,040	$258,400	$(258,400)	$890,040

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six Months Ended June 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$170,484	$22,748	$3,222	$196,454
Adjustments to reconcile net income to net cash used in operating activities	37,274	—	10,840	48,114
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,444,622)	84,516	(1,360,106)
Cash flows due to changes in operating assets and liabilities	(12,712)	—	(112)	(12,824)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:	—	(171,377)	8,427	(162,950)
Net cash provided by (used in) operating activities	195,046	(1,593,251)	106,893	(1,291,312)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(5,653)	—	—	(5,653)
Net cash used in investing activities	(5,653)	—	—	(5,653)
Cash flows from financing activities:
Proceeds from credit facility	235,000	—	—	235,000
Repayments of credit facility	(150,000)	—	—	(150,000)
Dividends and distributions	(152,364)	—	—	(152,364)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Repurchases of Class A common stock	(10,449)	—	—	(10,449)
Stock option exercises	78,794	—	—	78,794
Taxes paid related to net share settlement of equity awards	(31,424)	—	—	(31,424)
Other financing activities	(3,258)	—	—	(3,258)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	223,520	(108,021)	115,499
Distributions to non-controlling interests in Consolidated Funds	—	(35,149)	4,194	(30,955)
Borrowings under loan obligations by Consolidated Funds	—	1,938,858	(4,771)	1,934,087
Repayments under loan obligations by Consolidated Funds	—	(538,976)	10,021	(528,955)
Net cash provided by (used in) financing activities	(44,551)	1,588,253	(98,577)	1,445,125
Effect of exchange rate changes	(7,869)	(3,318)	—	(11,187)
Net change in cash and cash equivalents	136,973	(8,316)	8,316	136,973
Cash and cash equivalents, beginning of period	110,247	384,644	(384,644)	110,247
Cash and cash equivalents, end of period	$247,220	$376,328	$(376,328)	$247,220

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2020 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In July 2020, the Company's board of directors declared a quarterly dividend of $0.40 per share of Class A common stock payable on September 30, 2020 to common stockholders of record at the close of business on September 16, 2020.

In July 2020, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on September 30, 2020 to preferred stockholders of record at the close of business on September 15, 2020.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of June 30, 2020, approximately 68% of our AUM were in funds with a remaining contractual life of three years or more, approximately 73% of our AUM were in funds with an initial duration greater than seven years at time of closing and 88% of our management fees were derived from permanent capital vehicles, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.
2020 has been a challenging year for markets around the world due to the ongoing impact of the COVID-19 pandemic. Following a historic decline in March, the global capital markets rallied during the second quarter as investor sentiment was encouraged by global central bank support and the gradual re-opening of economies, among other things. In the U.S., corporate credit spreads tightened due to a combination of robust inflows, economic data showing signs of stabilization and the Federal Reserve’s secondary market corporate bond purchasing support programs. Specifically, the Credit Suisse Leveraged Loan Index ("CSLLI"), a leveraged loan index, returned 9.7% in the second quarter of 2020, while the ICE BAML High Yield Master II Index, a high yield bond index, returned 9.6%. Despite the strong market recovery for the quarter, the leveraged loan and high yield bond markets remained down for the year-to-date period with both returning a negative 4.8%.
European credit markets experienced similar results, as European high yield and leveraged loan markets recovered alongside the broader global financial markets. Spreads tightened and retraced a significant portion of the widening seen during March. Performance was driven by, among other things, growing investor confidence in a market revival after the European Central Bank’s announcement of the expansion of its asset-buying program, which increased bond purchases and extended the purchase horizon. The Credit Suisse Western European Leveraged Loan Index returned 11.9%, while the ICE BAML European Currency High Yield Index returned 11.2% for the second quarter of 2020. Similar to the U.S. credit markets, the European leveraged loan and high yield bond markets remained down for the year-to-date period and returned a negative 3.8% and 5.0%, respectively.
Similar to the credit markets, the equity markets remained down for the year-to-date period despite the recovery during the quarter. In the U.S., the S&P 500 Index returned 20.5% and outside the U.S., the MSCI All Country World ex USA Index returned 15.3% for the second quarter. For the year-to-date period, the U.S. and international equity markets returned a negative 3.1% and 11.5%, respectively.

Corporate performance and earnings across many industries continue to be impacted by COVID-19. Despite significant lingering health concerns, certain companies are rebounding more quickly than expected; however, performance and earnings are still well below pre-pandemic levels. As opposed to the broad based sell-off in the first quarter, distressed activity in the second quarter was more industry and/or company specific. At the same time, transaction activity in the traditional private equity buyout market is beginning to resume. Furthermore, access to the capital markets is selectively re-opening for high quality businesses and the market for initial public offerings showed signs of strength in the second half of the second quarter.
While economies are gradually re-opening across Europe and the U.S., real estate fundamentals remain depressed following the widespread lockdowns. Certain indications of asset-level distress have appeared including a rise in commercial mortgage backed securities delinquencies primarily driven by retail and hotel properties. At the same time, rent collection rates for industrial, office, and residential properties, bolstered by government stimulus plans, have exceeded expectations.
European and U.S. publicly-traded real estate investment trusts (“REITs”) rose over the second quarter with the FTSE EPRA/NAREIT Developed Europe Index and the FTSE NAREIT All Equity REITs Index returning 5.4% and 12.2%, respectively. For the year-to-date period, the European and U.S. REITs returned a negative 22.7% and 14.9%, respectively.

Recent Transactions

On July 1, 2020, Ares completed an acquisition of a controlling interest in SSG Capital Holdings Limited and its operating subsidiaries ("SSG") totaling $6.9 billion of AUM. The transaction consideration was primarily comprised of shares of Ares Class A common stock subject to a multi-year lock-up along with a cash component. In certain circumstances, Ares may acquire up to 100% ownership of SSG pursuant to a contractual arrangement that may be initiated by Ares or the minority equity holders of SSG.

Managing Business Performance
Non-GAAP Financial Measures
We use the following non-GAAP measures to assess and track our performance:
•Fee Related Earnings ("FRE")
•Realized Income ("RI")
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of these measures to the most comparable measure in accordance with GAAP, see "Note 14. Segment Reporting,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry, which are discussed below.
Assets Under Management
AUM refers to the assets we manage and is viewed as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital.

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2020	$112,512	$22,015	$14,112	$148,639
Net new par/equity commitments	2,108	4,753	404	7,265
Net new debt commitments	1,784	—	38	1,822
Capital reductions	(97)	(90)	(36)	(223)
Distributions	(706)	(388)	(190)	(1,284)
Redemptions	(825)	—	—	(825)
Change in fund value	2,637	312	67	3,016
Balance at 6/30/2020	$117,413	$26,602	$14,395	$158,410
Average AUM(1)	$114,964	$24,309	$14,255	$153,528

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 3/31/2019	$101,076	$23,778	$11,810	$136,664
Net new par/equity commitments	2,350	997	455	3,802
Net new debt commitments	3,341	—	111	3,452
Capital reductions	(783)	(2)	(89)	(874)
Distributions	(561)	(557)	(561)	(1,679)
Redemptions	(1,032)	—	—	(1,032)
Change in fund value	1,114	519	142	1,775
Balance at 6/30/2019	$105,505	$24,735	$11,868	$142,108
Average AUM(1)	$103,292	$24,257	$11,840	$139,389

(1) Represents a two-point average of quarter-end balances for each period.

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2019	$110,543	$25,166	$13,207	$148,916
Acquisitions	2,693	—	—	2,693
Net new par/equity commitments	4,145	5,117	1,966	11,228
Net new debt commitments	4,003	—	263	4,266
Capital reductions	(144)	(115)	(36)	(295)
Distributions	(1,338)	(2,226)	(833)	(4,397)
Redemptions	(1,289)	—	—	(1,289)
Change in fund value	(1,200)	(1,340)	(172)	(2,712)
Balance at 6/30/2020	$117,413	$26,602	$14,395	$158,410
Average AUM(1)	$113,488	$24,595	$13,904	$151,987

	Credit Group	Private Equity Group	Real Estate Group	Total AUM
Balance at 12/31/2018	$95,836	$23,487	$11,340	$130,663
Net new par/equity commitments	4,915	1,028	617	6,560
Net new debt commitments	6,307	—	584	6,891
Capital reductions	(887)	(5)	(89)	(981)
Distributions	(1,088)	(1,194)	(900)	(3,182)
Redemptions	(1,749)	—	—	(1,749)
Change in fund value	2,171	1,419	316	3,906
Balance at 6/30/2019	$105,505	$24,735	$11,868	$142,108
Average AUM(1)	$100,805	$24,000	$11,673	$136,478

(1) Represents a three-point average of quarter-end balances for each period.

The components of our AUM are presented below as of ($ in billions):

AUM: $158.4	AUM: $142.1

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $8.4 billion and $7.8 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2020 and 2019, respectively.

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

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2020	$75,760	$17,020	$9,215	$101,995
Commitments	1,280	—	131	1,411
Subscriptions/deployment/increase in leverage	2,974	669	51	3,694
Capital reductions	(870)	—	(37)	(907)
Distributions	(1,147)	(216)	(82)	(1,445)
Redemptions	(843)	—	—	(843)
Change in fund value	1,630	—	53	1,683
Change in fee basis	(40)	—	—	(40)
FPAUM Balance at 6/30/2020	$78,744	$17,473	$9,331	$105,548
Average FPAUM(1)	$77,254	$17,247	$9,274	$103,775

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 3/31/2019	$62,924	$17,322	$6,975	$87,221
Commitments	1,570	—	279	1,849
Subscriptions/deployment/increase in leverage	2,695	188	402	3,285
Capital reductions	(1,144)	(4)	(67)	(1,215)
Distributions	(651)	(320)	(162)	(1,133)
Redemptions	(1,197)	—	—	(1,197)
Change in fund value	566	2	36	604
FPAUM Balance at 6/30/2019	$64,763	$17,188	$7,463	$89,414
Average FPAUM(1)	$63,845	$17,256	$7,220	$88,321

(1) Represents a two-point average of quarter-end balances for each period.

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2019	$71,880	$17,040	$7,963	$96,883
Acquisitions	2,596	—	—	2,596
Commitments	2,520	—	1,498	4,018
Subscriptions/deployment/increase in leverage	7,539	1,021	529	9,089
Capital reductions	(970)	—	(47)	(1,017)
Distributions	(2,178)	(584)	(307)	(3,069)
Redemptions	(1,324)	—	—	(1,324)
Change in fund value	(1,279)	(5)	6	(1,278)
Change in fee basis	(40)	1	(311)	(350)
FPAUM Balance at 6/30/2020	$78,744	$17,473	$9,331	$105,548
Average FPAUM(1)	$75,461	$17,178	$8,836	$101,475

	Credit Group	Private Equity Group	Real Estate Group	Total
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$81,870
Commitments	3,408	81	365	3,854
Subscriptions/deployment/increase in leverage	6,628	501	558	7,687
Capital reductions	(1,229)	(8)	(67)	(1,304)
Distributions	(1,174)	(461)	(343)	(1,978)
Redemptions	(2,054)	—	—	(2,054)
Change in fund value	1,471	4	(2)	1,473
Change in fee basis	(134)	—	—	(134)
FPAUM Balance at 6/30/2019	$64,763	$17,188	$7,463	$89,414
Average FPAUM(1)	$61,844	$17,194	$7,130	$86,168

(1) Represents a three-point average of quarter-end balances for each period.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $105.5	FPAUM: $89.4

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $19.2 billion and $17.1 billion from funds that primarily invest in illiquid strategies as of June 30, 2020 and 2019, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

IGAUM generally represents the AUM of our funds that are currently generating performance income on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when ARCC Part II Fees are being generated.

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM

$91.8
$9.1
$23.0
$59.7
$85.3
$7.6
$20.7
$57.0
6/30/2020
6/30/2019

Incentive Generating AUM
$26.2
$2.6
$6.5
$17.1
$31.4
$3.2
$8.5
$19.7
6/30/2020
6/30/2019

Credit	Private Equity	Real Estate

The charts below present our available capital, which we refer to as dry powder, and AUM not yet paying fees by segment ($ in billions):

Available Capital

$39.2
$6.2
$8.7
$24.3
$37.1
$4.5
$5.2
$27.4
6/30/2020
6/30/2019

AUM Not Yet Paying Fees
$27.8
$2.4
$6.4
$19.0
$29.1
$1.8
$2.2
$25.1
6/30/2020
6/30/2019

Credit	Private Equity	Real Estate

Management Fees Fund Duration

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended June 30, 2020 and 2019, 77% and 83%, respectively, of our segment management fees were attributable to funds with three or more years in duration. The charts below present the composition of our segment management fees by the initial fund duration:

Permanent Capital	10 or more years	7 to 9 years	3 to 6 years	Fewer than 3 years	Differentiated Managed Accounts(1)	Managed Accounts

(1) Differentiated managed accounts have been managed by the Company for longer than three years, are investing in illiquid strategies or are co-investments structured to pay management fees.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds include those that contributed at least 1% of our total management fees or represented at least 1% of the Company’s total FPAUM for the past two consecutive reporting periods, and where we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
We do not present fund performance metrics for significant funds with less than two years of investment performance from the date of the fund's first investment, except for those significant funds that pay management fees on invested capital, in which case investment performance will be presented on the earlier of (i) the one-year anniversary of the fund's first investment or (ii) such time that the fund has invested at least 50% of its capital.

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 7.5% of our AUM as of June 30, 2020, 4.0% of our management fees and less than 1% of our carried interest and incentive fees for the six months ended June 30, 2020. As of June 30, 2020, we consolidated 21 CLOs and seven private funds, and as of June 30, 2019, we consolidated 14 CLOs and eight private funds.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2020, one entity was liquidated/dissolved and no entities experienced a significant change in ownership that resulted in deconsolidation of the fund or CLO during each of the periods. During the six months ended June 30, 2019, two entities was liquidated/dissolved and two entities experienced a significant change in ownership that resulted in deconsolidation of the fund or CLO during each of the periods.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 15. Consolidation” to our condensed consolidated financial statements included herein.

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

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Management fees (includes ARCC Part I Fees of $41,306, $85,229 and $39,157, $77,550 for the three and six months ended June 30, 2020 and 2019, respectively)	$266,867	$237,846	$29,021	12%	$530,716	$462,505	$68,211	15%
Carried interest allocation	303,278	119,712	183,566	153	72,402	317,005	(244,603)	(77)
Incentive fees	331	10,220	(9,889)	(97)	(2,918)	27,035	(29,953)	NM
Principal investment income (loss)	23,645	5,844	17,801	NM	(3,078)	34,603	(37,681)	NM
Administrative, transaction and other fees	8,637	11,200	(2,563)	(23)	19,045	20,871	(1,826)	(9)
Total revenues	602,758	384,822	217,936	57	616,167	862,019	(245,852)	(29)
Expenses
Compensation and benefits	185,131	162,170	(22,961)	(14)	365,215	319,016	(46,199)	(14)
Performance related compensation	237,108	92,688	(144,420)	(156)	69,209	249,208	179,999	72
General, administrative and other expenses	58,084	65,416	7,332	11	120,415	116,603	(3,812)	(3)
Expenses of Consolidated Funds	3,244	15,427	12,183	79	10,687	19,981	9,294	47
Total expenses	483,567	335,701	(147,866)	(44)	565,526	704,808	139,282	20
Other income (expense)
Net realized and unrealized gains (losses) on investments	290	521	(231)	(44)	(7,744)	3,997	(11,741)	NM
Interest and dividend income	1,978	1,652	326	20	3,768	3,496	272	8
Interest expense	(6,082)	(5,793)	(289)	(5)	(11,388)	(11,382)	(6)	—
Other income, net	2,181	4,797	(2,616)	(55)	7,645	300	7,345	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	83,522	(116)	83,638	NM	(171,239)	4,248	(175,487)	NM
Interest and other income of Consolidated Funds	116,314	102,206	14,108	14	229,539	195,390	34,149	17
Interest expense of Consolidated Funds	(76,297)	(68,005)	(8,292)	(12)	(156,538)	(132,917)	(23,621)	(18)
Total other income (expense)	121,906	35,262	86,644	246	(105,957)	63,132	(169,089)	NM
Income (loss) before taxes	241,097	84,383	156,714	186	(55,316)	220,343	(275,659)	NM
Income tax expense	24,421	9,505	(14,916)	(157)	3,805	23,889	20,084	84
Net income (loss)	216,676	74,878	141,798	189	(59,121)	196,454	(255,575)	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	85,186	8,346	76,840	NM	(81,220)	25,970	(107,190)	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	75,119	34,393	40,726	118	(3,236)	93,396	(96,632)	NM
Net income attributable to Ares Management Corporation	56,371	32,139	24,232	75	25,335	77,088	(51,753)	(67)
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—	10,850	10,850	—	—
Net income attributable to Ares Management Corporation Class A common stockholders	$50,946	$26,714	24,232	91	$14,485	$66,238	(51,753)	(78)

NM - Not Meaningful

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Consolidated Results of Operations of the Company
Management Fees. Total management fees increased by $29.0 million, or 12%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $68.2 million, or 15%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increases were primarily due to the Credit Group, driven by an increase in ARCC Part I Fees and by higher FPAUM from capital deployments in direct lending funds. Management fees also increased in the Real Estate Group driven by higher FPAUM from new commitments during the current year. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $183.6 million, or 153%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased by $244.6 million, or 77%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The activity was principally composed of the following:

	Three months ended June 30, 2020	Primary Drivers	Three months ended June 30, 2019	Primary Drivers
	($ in millions)		($ in millions)
Credit funds	$42.5
Five direct lending funds with $9.4 billion of IGAUM generating returns in excess of their hurdle rates. Ares Private Credit Solutions, L.P. ("PCS") generated carried interest allocation of $24.5 million that was driven by net investment income on an increasing invested capital base and by a partial recovery of unrealized losses recorded in the first quarter of 2020 related to market volatility driven by the COVID-19 pandemic. Ares Capital Europe IV L.P. ("ACE IV") generated carried interest allocation of $11.8 million from net investment income on an increasing invested capital base, partially offset by net unrealized losses for the period.
			$35.9
Nine direct lending funds with $8.3 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe III, L.P. ("ACE III"), PCS and ACE IV generated $6.8 million, $11.3 million and $7.2 million of carried interest allocation during the period, respectively.

Private equity funds	265.0
Market appreciation of Ares Corporate Opportunities Fund IV, L.P.'s ("ACOF IV") investment in The AZEK Company ("AZEK") following its initial public offering and Ares Corporate Opportunities Fund III, L.P.'s (“ACOF III”) investment in Floor & Decor Holdings, Inc. (“FND”) due to share price appreciation generated carried interest allocation of $179.7 million and $49.6 million, respectively. In addition, market appreciation across several investments generated carried interest allocation of $28.6 million for Ares Special Opportunities Fund, L.P. ("ASOF"). The market appreciation was driven by the recovery of investment valuations from the market lows from the COVID-19 pandemic.
			65.0	Increased fair value of ACOF IV investment in National Veterinary Associates ("NVA") resulting from the pending sale of the company which closed in the first quarter of 2020.
Real estate funds	(4.2)	Market depreciation from multiple properties within real estate equity funds that led to the reversal of unrealized carried interest allocation primarily from Ares European Real Estate Fund IV, L.P. ("EF IV") in the amount of $6.7 million.	18.8	Market appreciation from multiple properties within three of our U.S. real estate equity funds, EF IV and certain European real estate equity funds.
Carried interest allocation	$303.3		$119.7

	Six months ended June 30, 2020	Primary Drivers	Six months ended June 30, 2019	Primary Drivers
	($ in millions)		($ in millions)
Credit funds	$15.0
Four direct lending funds with $8.6 billion of IGAUM generating returns in excess of their hurdle rates. PCS and ACE IV generated carried interest allocation of $6.3 million and $16.4 million, respectively, driven by net investment income on an increasing invested capital base that was partially offset by net unrealized losses on investments that primarily incurred during the first quarter of 2020 due to the market volatility driven by the COVID-19 pandemic. ACE III had net unrealized losses during the period, resulting in the reversal of $8.0 million of unrealized carried interest allocation for the period.
$72.7	Nine direct lending funds with $9.3 billion of IGAUM generating returns in excess of their hurdle rates. ACE III, PCS and ACE IV generated $20.0 million, $16.4 million and $19.7 million of carried interest allocation during the period, respectively.

Private equity funds	70.6
Market appreciation of ACOF IV's investment in AZEK following its initial public offering generated carried interest allocation of $156.0 million. In addition, market appreciation across several investments generated carried interest allocation of $28.9 million for ASOF. Market depreciation across several investments led to the reversal of unrealized carried interest allocation of $75.1 million for Ares Corporate Opportunities Fund V, L.P. ("ACOF V") and $27.4 million for Ares Energy Opportunities Fund, L.P. ("AEOF"). The market depreciation for investments of these funds was driven by the energy market dislocation.
			209.1	Market appreciation of ACOF III's investment in FND; increased fair value of ACOF IV's investment in NVA resulting from the pending sale of the company which closed in the first quarter of 2020; and market appreciation across multiple ACOF IV portfolio companies.
Real estate funds	(13.2)	Market depreciation from multiple properties within real estate equity funds that led to the reversal of unrealized carried interest allocation primarily from US Real Estate Fund IX, L.P. ("US IX") and EF IV in the amount of $6.8 million and $15.7 million for the period, respectively. This activity was offset by gains generated in multiple funds resulting from the sale of a pan-European logistics portfolio at a higher price than the December 31, 2019 price.	35.2	Market appreciation from multiple properties within four of our U.S. real estate equity funds, EF IV and two European real estate equity funds.
Carried interest allocation	$72.4		$317.0

Incentive Fees. Incentive fees decreased by $9.9 million, or 97%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased by $30.0 million to a reversal of $2.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The activity was principally composed of the following ($ in millions):

	Three months ended June 30, 2020	Primary Drivers	Three months ended June 30, 2019	Primary Drivers
Credit funds	$—	No activity.	$10.2	Four direct lending funds with incentive fees that crystallized during the period.
Real estate funds	0.3	Incentive fees generated from a real estate debt fund.	—	No activity.
Incentive fees	$0.3		$10.2

	Six months ended June 30, 2020	Primary Drivers	Six months ended June 30, 2019	Primary Drivers
Credit funds	$(3.2)	One-time reversal of incentive fees following management's decision to extend the measurement period after the fees were crystallized.	$27.0	15 direct lending funds with incentive fees that crystallized during the period.
Real estate funds	0.3	Incentive fees generated from a real estate debt fund.	—	No activity.
Incentive fees	$(2.9)		$27.0

Principal Investment Income (Loss). Principal investment income (loss) increased by $17.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased by $37.7 million to a $3.1 million loss for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The COVID-19 pandemic has caused extreme volatility during 2020. The global equity and credit markets experienced significant downturns in the first quarter of 2020 that were largely, but not fully, offset by a recovery in the second quarter. This volatility was in contrast to the three and six months ended June 30, 2019 that included gains from a higher fair value of our investment in ACOF IV as a result of the pending sale of ACOF IV's investment in NVA, which closed in the first quarter of 2020. The six months ended June 30, 2019 also included gains from a higher fair value of our investment in ACOF III as a result of market appreciation of FND.

Compensation and Benefits. Compensation and benefits increased by $23.0 million, or 14%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $46.2 million, or 14%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increases were primarily driven by headcount growth, merit increases and equity compensation increases for the comparative periods.
Equity compensation expense increased by $4.7 million and $9.7 million for the three and six months ended June 30, 2020 compared to the six months ended June 30, 2019, respectively, primarily due to an increase from discretionary merit-based awards of $4.8 million and $8.8 million for the three and six month comparative period. Additional expense incurred from restricted units awarded as part of the annual bonus program is offset by the run-off of expense from the non-recurring initial public offering awards. The increase for the six month period also included $3.7 million of accelerated expense from the vesting of certain restricted units granted to our Chief Executive Officer as a result of the achievement of the first performance condition.
Performance Related Compensation. Performance related compensation increased by $144.4 million, or 156%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased by $180.0 million, or 72%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $7.3 million, or 11%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased by $3.8 million, or 3%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The three and six month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $6.0 million during the second quarter of 2020.

Certain expenses have increased during the current period, including occupancy costs to support our growing headcount, and placement fees, information services and marketing costs to support the expansion of our business. Placement fees increased by $5.5 million primarily due to new commitments to our third U.S. opportunistic real estate equity fund. To support our modified remote working environment, we also incurred additional information technology and communication expenses that increased by $2.0 million and $3.2 million for the three and six months ended June 30, 2020, respectively.

During the second quarter of 2020, we received insurance proceeds of $2.5 million in connection with the previously disclosed SEC matter. For the six months ended June 30, 2020, we recorded net expenses of $1.0 million in connection with this matter that included a civil penalty of $1.0 million.

While the timing of recovery is uncertain, we expect that future periods will continue to be impacted similarly until we return to pre-pandemic working conditions.

Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments decreased by $0.2 million, or 44%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $11.7 million to a $7.7 million loss for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The activity for the three months ended June 30, 2020 was primarily attributable to unrealized gains from an insurance-related investment in a private fund managed by a third party and CLO securities due to prices rebounding from the market lows that were driven by the COVID-19 pandemic, offset by unrealized losses from market depreciation of properties held by an investment vehicle in our U.S. real estate equity strategy. The activity for the six months ended June 30, 2020 was primarily attributable to losses from CLO securities driven by the COVID-19 pandemic and market depreciation of properties within funds in our U.S. real estate equity strategy. The activity in the prior year was primarily attributable to higher net gains on our CLO securities, which benefited from favorable market conditions.

Interest Expense. Interest expense increased by $0.3 million, or 5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The issuance of the 2030 Senior Notes late in the second quarter of 2020 increased interest expense by $0.6 million and is expected to result in additional interest expense of $3.3 million per quarter prospectively.
Other Income, Net. Other income, net is principally composed of transaction gains (losses) associated with currency fluctuations for our businesses domiciled outside of the U.S. and is based on the fluctuations in currency rates primarily between the U.S. dollar against the British pound and the Euro.
Income Tax Expense. Income tax expense increased by $14.9 million, or 157%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased by $20.1 million, or 84%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Income taxes are a result of net income allocable to Ares Management Corporation and the applicable statutory tax rate and have a direct impact on our effective tax rate.
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
Net income (loss) attributable to non-controlling interests in Ares Operating Group entities increased by $40.7 million, or 118%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased by $96.6 million to a $3.2 million loss for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The changes in the comparative periods are a result of the respective changes in income (loss) before taxes and weighted average daily ownership.

The weighted average daily ownership for the non-controlling AOG unitholders decreased from 52.6% and 52.9% for the three and six months ended June 30, 2019 to 46.3% and 47.9% for the three and six months ended June 30, 2020. The decreases were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards and by our offering that occurred after June 30, 2019. For the three and six months ended June 30, 2020, net income of $4.3 million and net loss of $15.3 million, respectively, was also allocated to the Crestline Denali Class B membership interests attributable to the gains and losses from those CLO securities held.

Consolidated Results of Operations of the Consolidated Funds

The following table presents the results of operations of the Consolidated Funds:

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Expenses of the Consolidated Funds	$(3,244)	$(15,427)	$12,183	(79)%	$(10,687)	$(19,981)	$9,294	(47)%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	83,522	(116)	83,638	NM	(171,239)	4,248	(175,487)	NM
Interest and other income of Consolidated Funds	116,314	102,206	14,108	14	229,539	195,390	34,149	17
Interest expense of Consolidated Funds	(76,297)	(68,005)	(8,292)	12	(156,538)	(132,917)	(23,621)	18
Income (loss) before taxes	120,295	18,658	101,637	NM	(108,925)	46,740	(155,665)	NM
Income tax expense (benefit) of Consolidated Funds	(2)	267	(269)	NM	(30)	846	(876)	NM
Net income (loss)	120,293	18,925	101,368	NM	(108,955)	47,586	(156,541)	NM
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	25,151	9,220	15,931	173	(10,340)	19,200	(29,540)	NM
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation	9,956	1,359	8,597	NM	(17,395)	2,416	(19,811)	NM
Net income (loss) attributable to non-controlling interests in Consolidated Funds	$85,186	$8,346	76,840	NM	$(81,220)	$25,970	(107,190)	NM

NM - Not Meaningful
The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to have a controlling financial interest. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. For the six months ended June 30, 2020, the expenses were primarily driven by the issuance of a new European CLO. For the three and six months ended June 30, 2019, the expenses were primarily driven by the issuance of a European CLO and a U.S. CLO. Net realized and unrealized gains fluctuated for the comparative periods, primarily due to a significant change in the value of loans held by the CLOs. The CSLLI returned 9.7% and a negative 4.8% for the second quarter and year-to-date period for 2020, respectively, primarily due to the uncertainty associated with the COVID-19 pandemic. The increase in interest and other income and in interest expense was attributable to the net increase of seven additional CLOs that we began consolidating subsequent to June 30, 2019, resulting in additional interest paying loans and interest expense from debt issued.

Revenues and other income (expense) attributable to Ares Management Corporation represents management fees, incentive fees, principal investment income and administrative, transaction and other fees that are eliminated from the respective components of Ares Management Corporation's results upon consolidation. The decrease for the three and six month comparative periods for other income (expense) was primarily due to the price fluctuations associated with the COVID-19 pandemic mentioned above. The decrease was partially offset by management fees that increased due to the net increase of six consolidated CLOs and private funds and to administrative fees that increased due to the renegotiation of an administrative fee agreement with ACF FinCo I L.P. during the third quarter of 2019. The renegotiated administration fee allowed for more operating expenses to be reimbursed but eliminated the management fee paid by the fund to us.

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

FRE, RI and Other Measures
FRE and RI are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For definitions of each of these non-GAAP financial measures see the Glossary. The following table sets forth FRE and RI by segment ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings:
Credit Group	$115,600	$97,940	$17,660	18%	$229,857	$190,119	$39,738	21%
Private Equity Group	26,852	25,959	893	3	53,890	52,102	1,788	3
Real Estate Group	7,497	6,991	506	7	17,037	13,234	3,803	29
Operations Management Group	(52,992)	(53,868)	876	2	(110,723)	(107,161)	(3,562)	(3)
Fee Related Earnings	$96,957	$77,022	19,935	26	$190,061	$148,294	41,767	28
Realized Income:
Credit Group	$119,781	$106,748	$13,033	12%	$237,172	$210,053	$27,119	13%
Private Equity Group	40,714	31,544	9,170	29	101,621	75,568	26,053	34
Real Estate Group	8,142	10,303	(2,161)	(21)	28,227	21,280	6,947	33
Operations Management Group	(53,389)	(54,284)	895	2	(117,627)	(107,958)	(9,669)	(9)
Realized Income	$115,248	$94,311	20,937	22	$249,393	$198,943	50,450	25

Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income (loss) before taxes	$241,097	$84,383	$(55,316)	$220,343
Adjustments:
Depreciation and amortization expense	6,319	5,221	11,861	11,045
Equity compensation expense	28,683	24,029	61,240	51,581
Acquisition and merger-related expense	3,188	4,207	6,325	5,980
Deferred placement fees	10,320	12,432	15,735	12,953
Other expense, net	—	2	—	1
Net (income) expense of non-controlling interests in consolidated subsidiaries	(3,750)	933	16,747	1,809
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(85,188)	(8,079)	81,190	(25,124)
Unconsolidated performance (income) loss - unrealized	(257,303)	(98,662)	130,354	(245,237)
Unconsolidated performance related compensation - unrealized	200,064	67,459	(85,828)	174,762
Unconsolidated net investment (income) loss - unrealized	(28,182)	2,386	67,085	(9,170)
Realized Income	115,248	94,311	249,393	198,943
Unconsolidated performance income-realized	(44,625)	(35,994)	(196,395)	(104,567)
Unconsolidated performance related compensation - realized	37,044	25,229	155,037	74,446
Unconsolidated investment income-realized	(10,710)	(6,524)	(17,974)	(20,528)
Fee Related Earnings	$96,957	$77,022	$190,061	$148,294

Results of Operations by Segment

Credit Group—Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Management fees (includes ARCC Part I Fees of $41,306, $85,229 and $39,157, $77,550 for the three and six months ended June 30, 2020 and 2019, respectively)	$200,788	$172,347	$28,441	17%	$398,225	$335,313	$62,912	19%
Other fees	4,101	3,939	162	4	7,159	7,005	154	2
Compensation and benefits	(76,765)	(64,965)	(11,800)	(18)	(147,690)	(125,313)	(22,377)	(18)
General, administrative and other expenses	(12,524)	(13,381)	857	6	(27,837)	(26,886)	(951)	(4)
Fee Related Earnings	$115,600	$97,940	17,660	18	$229,857	$190,119	39,738	21

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$200.8
$6.6
$20.0
$41.3
$132.9
$172.3
$2.0
$16.7
$39.2
$114.4
$398.2
$10.8
$39.4
$85.2
$262.8
$335.3
$4.7
$32.2
$77.6
$220.8
Q2 2020
Q2 2019
YTD Q2 2020
YTD Q2 2019
Fees from funds in existence in both periods
ARCC Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q2 2019
Fees from funds dissolved prior to Q2 2020

	Q2 2020	Q2 2019	YTD Q2 2020	YTD Q2 2019
Effective management fee rate	1.04%	1.07%	1.05%	1.07%
ARCC Part I Fees' contribution	0.21%	0.24%	0.22%	0.25%

Management fees on existing direct lending funds increased with deployment from ACE IV, PCS and Ares Senior Direct Lending Fund L.P. (“SDL”) collectively generating additional fees of $7.9 million and $20.0 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. Management fees from ARCC increased $2.6 million and $9.0 million over the respective periods primarily due to an increase in the average size of

ARCC's portfolio, driven by an increase in leverage that became available at the end of the second quarter of 2019. ARCC Part I Fees increased primarily due to the expiration of the $10 million quarterly fee waiver at the end of the third quarter of 2019 and was partially offset by a reduction in ARCC's net investment income driven by a decrease in new commitments. The volatility and disruption to the global economy from the COVID-19 pandemic has affected the pace of investment activity.

The decreases in effective management fee rates for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily driven by new U.S. CLOs that have fee rates below 0.50% and deployment in certain direct lending and alternative credit funds that have fee rates below 1.00%.

Compensation and Benefits. Compensation and benefits increased by $11.8 million, or 18%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $22.4 million, or 18%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increases were primarily driven by headcount growth as we hired investment professionals to support our growing U.S. and European direct lending and alternative credit platforms.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.9 million, or 6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased by $1.0 million, or 4%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The three and six month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $2.0 million during the second quarter of 2020. There were also certain expenses that increased during the current period, including occupancy costs to support the headcount growth, information services and third-party distribution costs to support the expansion of the business and information technology to support the modified remote working environment.
Realized Income:

The following table presents the components of the Credit Group's RI and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$115,600	$97,940	$17,660	18%	$229,857	$190,119	$39,738	21%
Performance income-realized	—	15,959	(15,959)	(100)	9,016	37,884	(28,868)	(76)
Performance related compensation-realized	(112)	(9,564)	9,452	99	(8,011)	(22,227)	14,216	64
Realized net performance income	(112)	6,395	(6,507)	NM	1,005	15,657	(14,652)	(94)
Investment income (loss)-realized	—	(310)	310	(100)	(843)	548	(1,391)	NM
Interest and other investment income-realized	6,629	4,631	1,998	43	11,204	7,536	3,668	49
Interest expense	(2,336)	(1,908)	(428)	(22)	(4,051)	(3,807)	(244)	(6)
Realized net investment income	4,293	2,413	1,880	78	6,310	4,277	2,033	48
Realized Income	$119,781	$106,748	13,033	12	$237,172	$210,053	27,119	13

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income for the six months ended June 30, 2020 was primarily attributable to tax distributions received from ACE III and certain other direct lending funds, offset by a one-time reversal of certain incentive fees that were recognized in 2019. During the first quarter of 2020, management elected to extend the measurement period of these incentive fees. As a result, the performance obligation has no longer been met and achievement is not certain, leading to the derecognition of these incentive fees. Realized net performance income for the three and six months ended June 30, 2019 was primarily attributable to four and 15 direct lending funds with incentive fees that crystallized during the respective periods.

Realized net investment income for the three and six months ended June 30, 2020 was primarily attributable to interest income generated from our CLO investments and a term loan investment that was made in the third quarter of 2019 and to dividend income from a U.S. direct lending fund. Realized net investment income for the three and six months ended June 30, 2019 was primarily attributable to interest income generated from our CLO investments and investment income related to distributions from our direct lending funds.
Credit Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Credit Group ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
ACE III	$63,295	$76,628
ACE IV	73,582	57,388
CSF III	14,355	13,991
PCS	58,325	52,029
Other credit funds	59,253	112,959
Total Credit Group	$268,810	$312,995

The change in accrued carried interest and incentive fee receivable from the prior year end was primarily attributable to the following: (i) a $11.7 million increase in total unrealized carried interest allocation for six months ended June 30, 2020; offset by (ii) $9.0 million of carried interest allocation and incentive fees realized during the six months ended June 30, 2020; (iii) $42.7 million of net incentive fees realized in 2019 but for which the cash receipt did not occur until 2020; and (iv) $4.2 million of foreign currency translation and other adjustments.

The following tables present the components of the total change in unrealized carried interest allocation and incentive fees for the Credit Group ($ in thousands):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACE III	$—	$(199)	$(199)	$—	$6,801	$6,801
ACE IV	—	11,794	11,794	—	7,229	7,229
CSF III	—	1,837	1,837	—	1,828	1,828
PCS	—	24,552	24,552	—	11,282	11,282
Other credit funds	—	4,558	4,558	15,959	7,764	23,723
Total Credit Group	$—	$42,542	$42,542	$15,959	$34,904	$50,863

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACE III	$5,255	$(13,213)	$(7,958)	$4,706	$15,256	$19,962
ACE IV	—	16,440	16,440	—	19,702	19,702
CSF III	—	364	364	—	3,095	3,095
PCS	—	6,305	6,305	—	16,398	16,398
Other credit funds	3,761	(7,218)	(3,457)	33,178	12,085	45,263
Total Credit Group	$9,016	$2,678	$11,694	$37,884	$66,536	$104,420

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2020	$24,668	$2,836	$2,225	$7,483	$49,237	$26,063	$112,512
Net new par/equity commitments	18	206	424	927	533	—	2,108
Net new debt commitments	480	—	—	—	742	562	1,784
Capital reductions	(26)	—	—	—	(54)	(17)	(97)
Distributions	(18)	—	(6)	(91)	(311)	(280)	(706)
Redemptions	(52)	(613)	(55)	(78)	(27)	—	(825)
Change in fund value	381	231	224	580	664	557	2,637
Balance at 6/30/2020	$25,451	$2,660	$2,812	$8,821	$50,784	$26,885	$117,413
Average AUM(1)	$25,060	$2,748	$2,519	$8,152	$50,011	$26,474	$114,964

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2019	$21,242	$4,246	$2,462	$6,576	$41,997	$24,553	$101,076
Net new par/equity commitments	419	21	91	700	1,119	—	2,350
Net new debt commitments	(118)	—	—	75	3,195	189	3,341
Capital reductions	(623)	—	—	—	(149)	(11)	(783)
Distributions	(20)	(11)	(59)	(75)	(303)	(93)	(561)
Redemptions	(118)	(865)	(36)	—	(13)	—	(1,032)
Change in fund value	142	103	39	63	446	321	1,114
Balance at 6/30/2019	$20,924	$3,494	$2,497	$7,339	$46,292	$24,959	$105,505
Average AUM(1)	$21,083	$3,870	$2,480	$6,958	$44,145	$24,756	$103,292

(1) Represents a two-point average of quarter-end balances for each period.

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Acquisitions	2,693	—	—	—	—	—	2,693
Net new par/equity commitments	120	228	430	1,857	1,414	96	4,145
Net new debt commitments	735	—	—	—	2,149	1,119	4,003
Capital reductions	(33)	—	—	—	(82)	(29)	(144)
Distributions	(33)	—	(8)	(184)	(661)	(452)	(1,338)
Redemptions	(177)	(880)	(91)	(96)	(45)	—	(1,289)
Change in fund value	(174)	(180)	(130)	(327)	(422)	33	(1,200)
Balance at 6/30/2020	$25,451	$2,660	$2,812	$8,821	$50,784	$26,885	$117,413
Average AUM(1)	$24,146	$2,996	$2,549	$7,958	$49,484	$26,355	$113,488

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Net new par/equity commitments	833	75	(74)	1,967	1,591	523	4,915
Net new debt commitments	1,964	—	—	75	3,929	339	6,307
Capital reductions	(668)	—	—	—	(186)	(33)	(887)
Distributions	(46)	(22)	(70)	(107)	(538)	(305)	(1,088)
Redemptions	(252)	(957)	(301)	(220)	(19)	—	(1,749)
Change in fund value	213	374	181	176	847	380	2,171
Balance at 6/30/2019	$20,924	$3,494	$2,497	$7,339	$46,292	$24,959	$105,505
Average AUM(1)	$20,349	$3,921	$2,573	$6,454	$42,986	$24,522	$100,805

(1) Represents a three-point average of quarter-end balances for each period.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $117.4	AUM: $105.5

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $8.4 billion and $7.8 billion of AUM of funds for which we indirectly earn management fees as of June 30, 2020 and 2019, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2020	$24,124	$2,839	$1,713	$4,171	$28,808	$14,105	$75,760
Commitments	498	206	372	144	60	—	1,280
Subscriptions/deployment/increase in leverage	—	—	41	819	1,030	1,084	2,974
Capital reductions	(26)	—	—	—	(828)	(16)	(870)
Distributions	(12)	—	(10)	(80)	(715)	(330)	(1,147)
Redemptions	(52)	(614)	(55)	(78)	(27)	(17)	(843)
Change in fund value	300	230	217	376	351	156	1,630
Change in fee basis	—	(40)	—	—	—	—	(40)
FPAUM Balance at 6/30/2020	$24,832	$2,621	$2,278	$5,352	$28,679	$14,982	$78,744
Average FPAUM(1)	$24,478	$2,730	$1,996	$4,762	$28,744	$14,544	$77,254

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 3/31/2019	$19,666	$4,247	$2,060	$3,190	$23,681	$10,080	$62,924
Commitments	1,199	21	91	253	6	—	1,570
Subscriptions/deployment/increase in leverage	2	—	13	404	1,364	912	2,695
Capital reductions	(595)	—	—	—	(525)	(24)	(1,144)
Distributions	(15)	(11)	(69)	(78)	(390)	(88)	(651)
Redemptions	(117)	(864)	(39)	—	(9)	(168)	(1,197)
Change in fund value	55	103	36	59	238	75	566
FPAUM Balance at 6/30/2019	$20,195	$3,496	$2,092	$3,828	$24,365	$10,787	$64,763
Average FPAUM(1)	$19,931	$3,872	$2,076	$3,509	$24,023	$10,434	$63,845

(1) Represents a two-point average of quarter-end balances for each period.

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Acquisitions	2,596	—	—	—	—	—	2,596
Commitments	1,299	228	378	479	136	—	2,520
Subscriptions/deployment/increase in leverage	—	—	50	1,031	3,522	2,936	7,539
Capital reductions	(51)	—	(59)	—	(829)	(31)	(970)
Distributions	(26)	—	(21)	(208)	(1,531)	(392)	(2,178)
Redemptions	(177)	(880)	(88)	(96)	(45)	(38)	(1,324)
Change in fund value	(267)	(182)	(126)	(194)	(450)	(60)	(1,279)
Change in fee basis	—	(40)	—	—	—	—	(40)
FPAUM Balance at 6/30/2020	$24,832	$2,621	$2,278	$5,352	$28,679	$14,982	$78,744
Average FPAUM(1)	$23,471	$2,985	$2,045	$4,621	$28,454	$13,885	$75,461

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Commitments	2,628	75	101	583	21	—	3,408
Subscriptions/deployment/increase in leverage	17	—	23	614	3,448	2,526	6,628
Capital reductions	(620)	—	(10)	—	(553)	(46)	(1,229)
Distributions	(28)	(22)	(79)	(98)	(673)	(274)	(1,174)
Redemptions	(252)	(956)	(313)	(220)	(14)	(299)	(2,054)
Change in fund value	122	374	174	123	479	199	1,471
Change in fee basis	—	—	—	—	—	(134)	(134)
FPAUM Balance at 6/30/2019	$20,195	$3,496	$2,092	$3,828	$24,365	$10,787	$64,763
Average FPAUM(1)	$19,396	$3,923	$2,116	$3,281	$23,234	$9,894	$61,844

(1) Represents a three-point average of quarter-end balances for each period.

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $78.7	FPAUM: $64.8

Market value(1)	Invested capital	Collateral balances (at par)	Capital commitments

(1)Includes $18.3 billion and $16.8 billion from funds that primarily invest in illiquid strategies as of June 30, 2020 and 2019, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
Credit Group—Fund Performance Metrics as of June 30, 2020
ARCC contributed approximately 48% of the Credit Group’s total management fees for the six months ended June 30, 2020. In addition to ARCC, six significant funds, ACE III, ACE IV, Ares Credit Strategies Fund III L.P. (“CSF III”), Ares Secured Income Master Fund L.P. (“ASIF”), PCS and SDL, contributed approximately 19% of the Credit Group’s management fees for the six months ended June 30, 2020. For the drawdown funds, ACE III and CSF III are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACE IV, PCS and SDL are in deployment mode.

        The following table presents the performance data for our significant non-drawdown funds in the Credit Group as of June 30, 2020 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$17,479	N/A	4.2	N/A	(3.9)	N/A	11.1	U.S. Direct Lending
ASIF(4)	2018	961	13.1	12.9	(1.9)	(2.2)	1.1	0.4	Alternative Credit

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
(4)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fee and other expenses from the gross returns on a monthly basis. ASIF is a master/feeder structure and the AUM and returns include activity from its investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. dollars and are for the master fund, excluding the share class hedges. The current quarter to-date, year-to-date and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: 12.5% / 12.3%, (3.1)% / (3.4)%, (0.9)% / (1.5)% respectively.

The following table presents the performance data of our significant drawdown funds as of June 30, 2020 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Proceeds(1)	Unrealized Value(2)	Total	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
CSF III	2010	$1,660	$1,135	$1,267	$867	$983	$1,850	1.5x	1.5x	8.9	7.6	European & U.S. Direct Lending
ACE III(7)	2015	4,874	2,822	2,483	652	2,463	3,115	1.4x	1.3x	11.6	8.1	European Direct Lending
PCS	2017	3,675	3,365	2,381	238	2,453	2,691	1.2x	1.1x	10.9	7.5	U.S. Direct Lending
ACE IV Unlevered(8)	2018	10,120	2,851	1,882	75	1,923	1,998	1.1x	1.1x	9.0	6.2	European Direct Lending
ACE IV Levered(8)			4,819	3,171	176	3,306	3,482	1.1x	1.1x	13.3	9.4
SDL Unlevered	2018	4,970	922	471	81	404	485	1.0x	1.0x	6.3	4.4	U.S. Direct Lending
SDL Levered			2,045	1,045	233	853	1,086	1.1x	1.0x	10.1	6.1

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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 12.7% and 9.0%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered, and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 11.7% and 8.0%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.1x and 1.1.x, respectively. The gross and net IRR for ACE IV (G) Levered are 15.5% and 10.7%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Management fees	$53,396	$52,162	$1,234	2%	$105,553	$103,558	$1,995	2%
Other fees	30	—	30	NM	140	—	140	NM
Compensation and benefits	(22,126)	(21,291)	(835)	(4)	(41,722)	(42,487)	765	2
General, administrative and other expenses	(4,448)	(4,912)	464	9	(10,081)	(8,969)	(1,112)	(12)
Fee Related Earnings	$26,852	$25,959	893	3	$53,890	$52,102	1,788	3

NM - Not Meaningful
Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):
Management fees increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily from additional commitments and deployment in ASOF. Management fees also increased due to the launch of the corporate private equity continuation fund subsequent to the second quarter of 2019 and decreased due to ACOF III no longer paying management fees beginning in the fourth quarter of 2019.
The increases in effective management fee rates for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily driven by deployment in ASOF that has a higher than average effective fee rate. In addition, ACOF IV has stepped down to a lower than average effective fee rate and continues the run-off of its assets. While the smaller asset base reduces our management fees, it contributes to the increase in effective fee rate because the lower than average rate is paid on a smaller asset base.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.5 million, or 9%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased by $1.1 million, or 12%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The three and six month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $1.6 million during the second quarter of 2020. There was also an increase in placement fees primarily in connection with new commitments to ASOF of $0.8 million and $1.3 million for the three and six months ended June 30, 2020, respectively. For the six months ended June 30, 2020, we also incurred $0.5 million of costs associated with the launch of ASOF and AEOF.
Realized Income:
The following table presents the components of the Private Equity Group's RI and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$26,852	$25,959	$893	3%	$53,890	$52,102	$1,788	3%
Performance income-realized	44,318	18,369	25,949	141	160,472	62,492	97,980	157
Performance related compensation-realized	(36,741)	(14,696)	(22,045)	(150)	(129,665)	(49,993)	(79,672)	(159)
Realized net performance income	7,577	3,673	3,904	106	30,807	12,499	18,308	146
Investment income-realized	8,045	1,030	7,015	NM	19,515	11,966	7,549	63
Interest and other investment income-realized	487	3,318	(2,831)	(85)	1,299	3,612	(2,313)	(64)
Interest expense	(2,247)	(2,436)	189	8	(3,890)	(4,611)	721	16
Realized net investment income	6,285	1,912	4,373	229	16,924	10,967	5,957	54
Realized Income	$40,714	$31,544	9,170	29	$101,621	$75,568	26,053	34

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the three months ended June 30, 2020 were primarily attributable to realizations from the partial sale of ACOF III's position in FND. Realized net performance income and realized net investment income for the six months ended June 30, 2020 were primarily attributable to realizations from the monetization of ACOF IV's investment in NVA following the sale of the company and from the partial sale of ACOF III's position in FND.
Realized net performance income and realized net investment income for the three months ended June 30, 2019 were primarily attributable to a dividend from an ACOF III professional services portfolio company. Realized net performance income and realized net investment income for the six months ended June 30, 2019 were primarily attributable to realizations from the partial monetization of multiple investments held within ACOF III, including partial sale of its position in FND, partial sale of its position in a real estate development portfolio company and a dividend from an ACOF III professional services portfolio company.

Private Equity Group—Carried Interest
The following table presents the accrued carried interest for the Private Equity Group ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
ACOF III	$109,872	$156,053
ACOF IV	385,757	343,546
ACOF V	—	75,099
EIF V	33,236	28,242
AEOF	—	27,377
Other funds	40,149	28,576
Total Private Equity Group	$569,014	$658,893

The following tables present the components of the total unrealized gains (losses) in the carried interest allocation for the Private Equity Group ($ in thousands):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACOF III	$44,318	$5,239	$49,557	$18,369	$(32,252)	$(13,883)
ACOF IV	—	179,694	179,694	—	60,237	60,237
EIF V	—	7,810	7,810	—	15,694	15,694
AEOF	—	—	—	—	5,482	5,482
Other funds	—	27,918	27,918	—	(2,554)	(2,554)
Total Private Equity Group	$44,318	$220,661	$264,979	$18,369	$46,607	$64,976

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACOF III	$46,710	$(46,181)	$529	$64,665	$18,094	$82,759
ACOF IV	113,762	42,211	155,973	—	103,698	103,698
ACOF V	—	(75,099)	(75,099)	—	—	—
EIF V	—	4,994	4,994	—	15,694	15,694
AEOF	—	(27,377)	(27,377)	—	11,033	11,033
Other funds	—	11,601	11,601	(2,173)	(1,904)	(4,077)
Total Private Equity Group	$160,472	$(89,851)	$70,621	$62,492	$146,615	$209,107

Refer to "Consolidated Results of Operations of the Company—Carried Interest Allocation" of this report for further discussion of the total change in unrealized gains (losses) in carried interest allocation for the Private Equity Group.

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 3/31/2020	$14,063	$3,227	$3,717	$1,008	$22,015
Net new par/equity commitments	3,287	—	1,466	—	4,753
Capital reductions	(4)	—	(85)	(1)	(90)
Distributions	(371)	(17)	—	—	(388)
Change in fund value	429	(41)	245	(321)	312
Balance at 6/30/2020	$17,404	$3,169	$5,343	$686	$26,602
Average AUM(1)	$15,734	$3,198	$4,530	$847	$24,309

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 3/31/2019	$17,519	$3,588	$1,809	$862	$23,778
Net new par/equity commitments	—	—	997	—	997
Capital reductions	(1)	—	—	(1)	(2)
Distributions	(522)	(24)	(11)	—	(557)
Change in fund value	425	(7)	77	24	519
Balance at 6/30/2019	$17,421	$3,557	$2,872	$885	$24,735
Average AUM(1)	$17,470	$3,573	$2,340	$874	$24,257

(1) Represents a two-point average of quarter-end balances for each period.

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2019	$17,153	$3,233	$3,527	$1,253	$25,166
Net new par/equity commitments	3,287	—	1,830	—	5,117
Capital reductions	(4)	—	(110)	(1)	(115)
Distributions	(2,207)	(17)	(2)	—	(2,226)
Change in fund value	(825)	(47)	98	(566)	(1,340)
Balance at 6/30/2020	$17,404	$3,169	$5,343	$686	$26,602
Average AUM(1)	$16,207	$3,210	$4,196	$982	$24,595

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2018	$17,159	$3,842	$1,733	$753	$23,487
Net new par/equity commitments	(125)	—	1,072	81	1,028
Capital reductions	(4)	—	—	(1)	(5)
Distributions	(943)	(208)	(43)	—	(1,194)
Change in fund value	1,334	(77)	110	52	1,419
Balance at 6/30/2019	$17,421	$3,557	$2,872	$885	$24,735
Average AUM(1)	$17,366	$3,663	$2,138	$833	$24,000

(1) Represents a three-point average of quarter-end balances for each period.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $26.6	AUM: $24.7

FPAUM	AUM not yet paying fees	Non fee paying	General partner and affiliates

Private Equity Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 3/31/2020	$10,709	$3,352	$1,915	$1,044	$17,020
Subscriptions/deployment/increase in leverage	—	—	669	—	669
Distributions	(5)	(52)	(159)	—	(216)
FPAUM Balance at 6/30/2020	$10,704	$3,300	$2,425	$1,044	$17,473
Average FPAUM(1)	$10,707	$3,326	$2,170	$1,044	$17,247

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 3/31/2019	$11,809	$3,411	$1,339	$763	$17,322
Subscriptions/deployment/increase in leverage	76	—	112	—	188
Capital reductions	—	—	(4)	—	(4)
Distributions	(317)	(2)	(1)	—	(320)
Change in fund value	2	—	—	—	2
FPAUM Balance at 6/30/2019	$11,570	$3,409	$1,446	$763	$17,188
Average FPAUM(1)	$11,690	$3,410	$1,393	$763	$17,256

(1) Represents a two-point average of quarter-end balances for each period.

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2019	$10,924	$3,352	$1,720	$1,044	$17,040
Subscriptions/deployment/increase in leverage	19	—	1,002	—	1,021
Distributions	(235)	(52)	(297)	—	(584)
Change in fund value	(5)	—	—	—	(5)
Change in fee basis	1	—	—	—	1
FPAUM Balance at 6/30/2020	$10,704	$3,300	$2,425	$1,044	$17,473
Average FPAUM(1)	$10,779	$3,335	$2,020	$1,044	$17,178

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Commitments	—	—	—	81	81
Subscriptions/deployment/increase in leverage	201	46	254	—	501
Capital reductions	—	—	(8)	—	(8)
Distributions	(351)	(109)	(1)	—	(461)
Change in fund value	4	—	—	—	4
FPAUM Balance at 6/30/2019	$11,570	$3,409	$1,446	$763	$17,188
Average FPAUM(1)	$11,698	$3,431	$1,329	$736	$17,194

(1) Represents a three-point average of quarter-end balances for each period.

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $17.5	FPAUM: $17.2

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of June 30, 2020
        Our significant funds combined for approximately 81% of the Private Equity Group’s management fees for the six months ended June 30, 2020. ACOF IV, U.S. Power Fund IV ("USPF IV") and Ares Special Situations Fund IV, L.P. ("SSF IV") are in harvest mode, meaning they are generally not seeking to deploy capital into new investment opportunities, while ACOF V and AEOF are in deployment mode. Ares Energy Investors Fund V, L.P. ("EIF V") is no longer considered a significant fund as it did not meet our significant fund threshold beginning in the first quarter of 2020.
The following table presents the performance data as of June 30, 2020 for our significant funds in the Private Equity Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Proceeds(1)	Unrealized Value(2)	Total	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
USPF IV	2010	$1,275	$1,688	$2,121	$1,393	$1,253	$2,646	1.2x	1.1x	6.1	2.4	Infrastructure and Power
ACOF IV	2012	4,754	4,700	4,234	4,718	4,042	8,760	2.1x	1.8x	20.0	14.0	Corporate Private Equity
SSF IV	2015	1,451	1,515	3,450	2,146	1,309	3,455	1.0x	1.0x	0.1	(1.7)	Special Opportunities
ACOF V	2017	6,960	7,850	6,262	529	5,390	5,919	0.9x	0.9x	(3.4)	(7.8)	Corporate Private Equity
AEOF	2018	687	1,120	908	12	520	532	0.6x	0.5x	N/A	N/A	Energy Opportunities

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
(3)The gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest and other expenses, as applicable. The gross MoIC for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, gross MoIC would be 2.0x for ACOF IV, 1.0x for ACOF V and 0.6x for AEOF.
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
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. For SSF IV, cash flows used in the gross IRR calculation are based on the actual dates of the cash flows. For all other funds, cash flows are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable. The gross IRR for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRR would be 19.9% for ACOF IV and (2.8%) for ACOF V.
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

Real Estate Group—Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Management fees	$23,488	$21,770	$1,718	8%	$47,672	$40,420	$7,252	18%
Other fees	7	672	(665)	(99)	711	681	30	4
Compensation and benefits	(12,735)	(11,928)	(807)	(7)	(25,148)	(21,212)	(3,936)	(19)
General, administrative and other expenses	(3,263)	(3,523)	260	7	(6,198)	(6,655)	457	7
Fee Related Earnings	$7,497	$6,991	506	7	$17,037	$13,234	3,803	29

Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates ($ in millions):

$23.5
$0.2
$4.4
$18.9
$21.8
$0.6
$21.2
$47.7
$2.8
$7.5
$37.4
$40.4
$0.8
$39.6
Q2 2020
Q2 2019
YTD Q2 2020
YTD Q2 2019
Effective management fee rate
0.98%
0.99%
0.97%
0.99%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2019
Fees from funds dissolved prior to Q2 2020
One-time-fees

Management fees increased for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 primarily due to an increase in capital commitments relating to the launch of our third U.S. opportunistic real estate equity fund in the fourth quarter of 2019. The launch of this fund also generated one-time catch up fees of $0.2 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Management fees also increased with deployment from our open-ended real estate debt funds, generating additional fees of $0.9 million and $1.6 million for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. For the six months ended June 30, 2020, the increase in management fees was also driven by our Real Estate Group completing the sale of its stake in a 40-property pan-European logistics portfolio that resulted in the recognition of $2.0 million of deferred revenue that will not recur in future periods.
The decreases in effective management fee rates for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were primarily due to the increase in committed capital from the launch of our third

U.S. opportunistic real estate equity fund. Our most recent real estate equity funds pay a fixed fee on committed capital that increases once that capital is invested. As a result, our effective fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits. Compensation and benefits increased by $0.8 million, or 7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $3.9 million, or 19%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increases were primarily driven by higher incentive compensation attributable to the addition of new senior executives in the fourth quarter of 2019.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.3 million, or 7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $0.5 million, or 7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The three and six month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $0.8 million during the second quarter of 2020. There was also an increase in placement fees of $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively, primarily driven by new commitments to our third U.S. opportunistic real estate equity fund.
Realized Income:
The following table presents the components of the Real Estate Group's RI and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$7,497	$6,991	$506	7%	$17,037	$13,234	$3,803	29%
Performance income-realized	307	1,666	(1,359)	(82)	26,907	4,191	22,716	NM
Performance related compensation-realized	(191)	(969)	778	80	(17,361)	(2,226)	(15,135)	NM
Realized net performance income	116	697	(581)	(83)	9,546	1,965	7,581	NM
Investment income-realized	964	1,546	(582)	(38)	2,254	5,026	(2,772)	(55)
Interest and other investment income-realized	920	2,119	(1,199)	(57)	1,716	3,224	(1,508)	(47)
Interest expense	(1,355)	(1,050)	(305)	(29)	(2,326)	(2,169)	(157)	(7)
Realized net investment income	529	2,615	(2,086)	(80)	1,644	6,081	(4,437)	(73)
Realized Income	$8,142	$10,303	(2,161)	(21)	$28,227	$21,280	6,947	33

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the six months ended June 30, 2020 were primarily attributable to realizations from the sale of multiple properties held in a U.S real estate equity fund and the sale of a 40-property pan-European logistics portfolio held within multiple real estate funds.
Realized net performance income and investment income for the three and six months ended June 30, 2019 were primarily attributable to the sale of multiple properties held within Ares US Real Estate Fund VIII, L.P. and within various other U.S. real estate equity funds. Realized net performance income and investment income for the six months ended June 30, 2019 also includes the monetization of several properties held within a certain European real estate equity fund.

Real Estate Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables for the Real Estate Group ($ in thousands):

	As of June 30,	As of December 31,
	2020	2019
US IX	$—	$6,844
EF IV	54,660	70,440
Other real estate funds	111,648	128,826
Subtotal	166,308	206,110
Other fee generating funds(1)	3,208	7,268
Total Real Estate Group	$169,516	$213,378

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The change in accrued carried interest and incentive fee receivable from the prior year end was primarily attributable to the following: (i) a $16.3 million decrease in total unrealized carried interest allocation for the six months ended June 30, 2020; (ii) $26.9 million of carried interest allocation and incentive fees realized during the six months ended June 30, 2020; and (iii) $0.7 million of foreign currency translation and other adjustments.
The following tables present the components of total change in unrealized incentive fees and carried interest allocation for the Real Estate Group ($ in thousands):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
EF IV	$—	$(6,693)	$(6,693)	$—	$6,197	$6,197
Other real estate funds	308	2,449	2,757	1,666	10,982	12,648
Subtotal	308	(4,244)	(3,936)	1,666	17,179	18,845
Other fee generating funds(1)	(1)	(1,657)	(1,658)	—	(27)	(27)
Total Real Estate Group	$307	$(5,901)	$(5,594)	$1,666	$17,152	$18,818

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
US IX	$—	$(6,844)	$(6,844)	$—	$—	$—
EF IV	—	(15,741)	(15,741)	—	1,072	1,072
Other real estate funds	26,398	(16,716)	9,682	3,724	30,901	34,625
Subtotal	26,398	(39,301)	(12,903)	3,724	31,973	35,697
Other fee generating funds(1)	509	(3,882)	(3,373)	467	113	580
Total Real Estate Group	$26,907	$(43,183)	$(16,276)	$4,191	$32,086	$36,277

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group ($ in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2020	$4,173	$4,511	$5,428	$14,112
Net new par/equity commitments	74	130	200	404
Net new debt commitments	—	—	38	38
Capital reductions	—	—	(36)	(36)
Distributions	(91)	(80)	(19)	(190)
Change in fund value	(8)	45	30	67
Balance at 6/30/2020	$4,148	$4,606	$5,641	$14,395
Average AUM(1)	$4,161	$4,559	$5,535	$14,255

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 3/31/2019	$3,894	$3,897	$4,019	$11,810
Net new par/equity commitments	38	279	138	455
Net new debt commitments	—	—	111	111
Capital reductions	—	—	(89)	(89)
Distributions	(492)	(59)	(10)	(561)
Change in fund value	64	65	13	142
Balance at 6/30/2019	$3,504	$4,182	$4,182	$11,868
Average AUM(1)	$3,699	$4,040	$4,101	$11,840

(1) Represents a two-point average of quarter-end balances for each period.

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Net new par/equity commitments	634	712	620	1,966
Net new debt commitments	—	—	263	263
Capital reductions	—	—	(36)	(36)
Distributions	(144)	(652)	(37)	(833)
Change in fund value	(135)	(42)	5	(172)
Balance at 6/30/2020	$4,148	$4,606	$5,641	$14,395
Average AUM(1)	$4,038	$4,568	$5,298	$13,904

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Net new par/equity commitments	(72)	470	219	617
Net new debt commitments	—	—	584	584
Capital reductions	—	—	(89)	(89)
Distributions	(787)	(93)	(20)	(900)
Change in fund value	200	94	22	316
Balance at 6/30/2019	$3,504	$4,182	$4,182	$11,868
Average AUM(1)	$3,854	$3,930	$3,889	$11,673

(1) Represents a three-point average of quarter-end balances for each period.

The components of our AUM for the Real Estate Group are presented below ($ in billions):

AUM: $14.4	AUM: $11.9

FPAUM	AUM not yet paying fees	Non-fee paying	General partner and affiliates

Real Estate Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Real Estate Group ($ in millions):

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2020	$3,417	$3,911	$1,887	$9,215
Commitments	76	55	—	131
Subscriptions/deployment/increase in leverage	47	2	2	51
Capital reductions	—	(7)	(30)	(37)
Distributions	(32)	(32)	(18)	(82)
Change in fund value	—	36	17	53
FPAUM Balance at 6/30/2020	$3,508	$3,965	$1,858	$9,331
Average FPAUM(1)	$3,463	$3,938	$1,873	$9,274

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 3/31/2019	$2,625	$3,317	$1,033	$6,975
Commitments	—	279	—	279
Subscriptions/deployment/increase in leverage	144	32	226	402
Capital reductions	—	—	(67)	(67)
Distributions	(141)	(12)	(9)	(162)
Change in fund value	—	22	14	36
FPAUM Balance at 6/30/2019	$2,628	$3,638	$1,197	$7,463
Average FPAUM(1)	$2,627	$3,478	$1,115	$7,220

(1) Represents a two-point average of quarter-end balances for each period.

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Commitments	831	594	73	1,498
Subscriptions/deployment/increase in leverage	95	146	288	529
Capital reductions	—	(17)	(30)	(47)
Distributions	(53)	(218)	(36)	(307)
Change in fund value	—	(21)	27	6
Change in fee basis	—	(311)	—	(311)
FPAUM Balance at 6/30/2020	$3,508	$3,965	$1,858	$9,331
Average FPAUM(1)	$3,187	$3,889	$1,760	$8,836

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Commitments	—	365	—	365
Subscriptions/deployment/increase in leverage	155	87	316	558
Capital reductions	—	—	(67)	(67)
Distributions	(266)	(58)	(19)	(343)
Change in fund value	—	(25)	23	(2)
FPAUM Balance at 6/30/2019	$2,628	$3,638	$1,197	$7,463
Average FPAUM(1)	$2,664	$3,408	$1,058	$7,130

(1) Represents a three-point average of quarter-end balances for each period.

The charts below present FPAUM for the Real Estate Group by its fee basis ($ in billions):

FPAUM: $9.3	FPAUM: $7.4

Capital commitments	Invested capital/other(1)	Market value(2)

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Estate Group—Fund Performance Metrics as of June 30, 2020

Our significant funds in the Real Estate Group combined for approximately 37% of the Real Estate Group’s management fees for the six months ended June 30, 2020. US IX, Ares European Real Estate Fund V SCSp ("EF V") and our third U.S. opportunistic real estate equity fund are in deployment mode, meaning they are generally seeking to invest capital into new investment opportunities. EF IV is no longer considered a significant fund as it did not meet our significant fund threshold beginning in the first quarter of 2020.
The following table presents the performance data as of June 30, 2020 for our significant funds in the Real Estate Group, all of which are drawdown funds ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Proceeds(1)	Unrealized Value(2)	Total	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
US IX	2017	$1,027	$1,040	$851	$52	$837	$889	1.1x	1.1x	8.8	5.4	U.S. Real Estate Equity
EF V(7)	2018	1,950	1,968	647	46	656	702	1.1x	1.0x	9.6	(5.3)	European Real Estate Equity
Third U.S. opportunistic real estate equity fund	2019	1,135	1,146	47	—	37	37	0.9x	0.8x	N/A	N/A	U.S. Real Estate Equity

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
(7)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net IRRs for the U.S. dollar denominated parallel fund are 9.6% and (1.2)%, respectively. The gross and net MoIC for the U.S. dollar denominated parallel fund are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Operations Management Group—Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Fee Related Earnings:
The following table presents the components of the OMG's FRE and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Compensation and benefits	$(36,939)	$(33,994)	$(2,945)	(9)%	$(73,365)	$(66,655)	$(6,710)	(10)%
General, administrative and other expenses	(16,053)	(19,874)	3,821	19	(37,358)	(40,506)	3,148	8
Fee Related Earnings	$(52,992)	$(53,868)	876	2	$(110,723)	$(107,161)	(3,562)	(3)

Compensation and Benefits. Compensation and benefits increased by $2.9 million, or 9%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $6.7 million, or 10%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increases were primarily driven by the headcount growth from the expansion of our strategy and relationship management teams to support global fundraising and other strategic initiatives and of our business operations teams. The expansion of our business operations teams internalized certain business processes and included opening a new office in India during the second half of 2019. This expense growth of $1.2 million and $2.0 million for the three and six months ended June 30, 2020 was offset by reduced outsourced third party service provider expenses for accounting and information technology support that are reflected within general, administrative and other expenses.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $3.8 million, or 19%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $3.1 million, or 8%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decreases were driven by a reduction in costs resulting from our efforts to build out operations in India. While occupancy and overhead costs increased, the reduction to outsourced third party service provider expenses resulted in the net reduction in total expenses of $1.4 million and $3.0 million for the three and six months ended June 30, 2020, respectively. We also incurred $0.7 million of start-up costs in the first half of 2019 that did not recur in the current year.
The three and six month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $2.0 million during the second quarter of 2020.
Certain expenses have increased during the current period, including occupancy costs to support our growing headcount and information services and marketing costs to support the expansion of our business. To support our modified remote working environment, we also incurred additional information technology and communication expenses that increased by $0.9 million and $1.7 million for the three and six months ended June 30, 2020, respectively.
During the second quarter of 2020, we received insurance proceeds of $2.5 million in connection with the previously disclosed SEC matter. For the six months ended June 30, 2020, we recorded net expenses of $1.0 million in connection with this matter that included a civil penalty of $1.0 million.

Realized Income:
The following table presents the components of the OMG's RI and the changes from the prior year ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)

	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$(52,992)	$(53,868)	$876	2%	$(110,723)	$(107,161)	$(3,562)	(3)%
Investment loss-realized	—	—	—	—	(5,698)	—	(5,698)	NM
Interest and other investment loss-realized	(253)	(17)	(236)	NM	(85)	(2)	(83)	NM
Interest expense	(144)	(399)	255	64	(1,121)	(795)	(326)	(41)
Realized net investment loss	(397)	(416)	19	5	(6,904)	(797)	(6,107)	NM
Realized Income	$(53,389)	$(54,284)	895	2	$(117,627)	$(107,958)	(9,669)	(9)

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, and realized net investment income for the respective periods.
Realized net investment loss was $6.9 million for the six months ended June 30, 2020 primarily driven by a realized loss associated with the sale of a non–core insurance-related investment.

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

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of June 30, 2020, our cash and cash equivalents were $890.0 million, and we had no borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of June 30, 2020. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Market conditions resulting from the COVID-19 pandemic may impact our liquidity. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms.
One of our sources of cash from operations is ARCC Part I Fees. Under certain circumstances, ARCC Part I Fees that have been earned and recorded by us as revenue may be deferred for payment under the terms of the applicable investment advisory and management agreement with ARCC. ARCC Part I Fees are earned based on ARCC’s net investment income, which does not include any realized gains or losses or any unrealized gains or losses resulting from changes in fair value. Cash payment of ARCC Part I Fees that we have earned is deferred if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) aggregate distributions to ARCC's stockholders and (b) ARCC's change in net assets (defined as ARCC's total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of ARCC's net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Once earned, ARCC Part I Fees are not reversible even if payment is deferred. All fees deferred for payment will be carried over for payment in subsequent calculation periods to the extent the payment hurdle is achieved in accordance with the investment advisory and management agreement with ARCC. The impacts of COVID-19 are unknown and could result in market dislocations that could cause the ARCC Part I Fees to continue to be earned yet deferred for payment. In such cases, we may continue to recognize the revenue, and such earned but unpaid amounts would result in a larger receivable from affiliates. The impact of this deferral mechanic to our liquidity is offset by the fact that 60% of ARCC Part I Fees are due to certain professionals as compensation, which is recorded as a liability but may not be paid until the related cash is received by us. Therefore, the potential liquidity impact of a deferral of the payment of ARCC Part I Fees is limited to 40% of the total amount of ARCC Part I Fees earned. As a result, while the deferral of the payment of ARCC Part I Fees for the three months ended June 30, 2020 will reduce our liquidity by $16.5 million, we do not believe this limits our ability to meet our primary liquidity needs.
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
Our ability to obtain debt financing provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period and our debt obligations, see "Cash Flows" within this section and "Note 7. Debt” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Stock offerings and repurchases may be additional sources and uses of liquidity, respectively. For a discussion of transactions occurring in the current period, see "Cash Flows" within this section and "Note 13. Equity” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

	Six months ended June 30,
	2020	2019
Net cash provided by the Company's operating activities	$331,071	$195,046
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(481,910)	(1,486,358)
Net cash used in operating activities	(150,839)	(1,291,312)
Net cash used in the Company's investing activities	(43,924)	(5,653)
Net cash provided by (used in) the Company's financing activities	468,198	(44,551)
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	494,032	1,489,676
Net cash provided by financing activities	962,230	1,445,125
Effect of exchange rate changes	(15,811)	(11,187)
Net change in cash and cash equivalents	$751,656	$136,973

Operating Activities
Cash provided by the Company’s operating activities increased from $195.0 million for the six months ended June 30, 2019 to $331.1 million for the six months ended June 30, 2020. While net income of the Company decreased by $148.4 million for the six months ended June 30, 2020, the decrease was primarily driven by non-cash activity associated with the unrealized depreciation from our carried interest allocation and investments. Non-cash activity also consists of equity compensation, amortization and depreciation and is added back to net income in determining cash that is provided by operations. Cash flow from operations increased primarily due to greater management fees and net realized performance income and by a reduction in general, administrative and other expenses.
Net cash used in the Consolidated Funds' operating activities was principally attributable to purchases of investment securities by recently launched funds during both periods.
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

Investing Activities

	Six months ended June 30,
	2020	2019
Purchase of furniture, equipment and leasehold improvements, net	$(8,080)	$(5,653)
Acquisitions	(35,844)	—
Net cash used in investing activities	$(43,924)	$(5,653)
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
Financing Activities

	Six months ended June 30,
	2020	2019
Net proceeds from issuance of Class A common stock	$383,154	$—
Net proceeds from credit facility	(70,000)	85,000
Proceeds from senior notes	399,084	—
Dividends	(108,712)	(72,149)
Distributions	(115,695)	(80,215)
Series A Preferred Stock dividends	(10,850)	(10,850)
Repurchases of Class A common stock	—	(10,449)
Stock option exercises	67,441	78,794
Taxes paid related to net share settlement of equity awards	(74,335)	(31,424)
Other financing activities	(1,889)	(3,258)
Net cash provided by (used in) the Company's financing activities	$468,198	$(44,551)

Net cash provided by (used in) the Company's financing activities for the six months ended June 30, 2020 was principally composed of net proceeds from the issuance of the 2030 Senior Notes to provide additional liquidity at a reduced cost of capital during this period of uncertainty and to leverage our growth in future periods. A portion of these proceeds were used to repay borrowings under our Credit Facility. In addition, net cash provided by the Company's financing activities includes cash proceeds from the private offering of Class A common stock to SMBC. These proceeds were partially offset by cash used to pay higher dividends and distributions to Class A common stockholders and AOG unitholders, respectively, in connection with our expectation of generating higher fee related earnings and with the increased number of Class A shares outstanding compared to the prior period.

	Six months ended June 30,
	2020	2019
Contributions from non-controlling interests in Consolidated Funds, net of eliminations	$123,695	$115,499
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(150,329)	(30,955)
Borrowings under loan obligations by Consolidated Funds	608,355	1,934,087
Repayments under loan obligations by Consolidated Funds	(87,689)	(528,955)
Net cash provided by Consolidated Funds' financing activities	$494,032	$1,489,676
Net cash provided by Consolidated Funds' financing activities was principally attributable to borrowings of newly issued CLOs for both periods. There were one and three newly issued CLOs during the six months ended June 30, 2020 and 2019, respectively.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer and certain subsidiaries operating in non-U.S. jurisdictions. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2020, we were required to maintain approximately $30.7 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Ares Management Corporation that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $36.4 million as of June 30, 2020.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see "Note 7. Debt,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Series A Preferred Stock
For a discussion of our equity, including our Series A Preferred Stock, see "Note 13. Equity,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on the Company can be found in "Note 2. Summary of Significant Accounting Policies,” in the “Notes to the Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

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

Except as disclosed below, there have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a summary of our significant accounting policies, see "Note 2. Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life and discount rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See "Note 8. Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingencies
For further discussion of our capital commitments, indemnification arrangements and contingent obligations, see "Note 8. Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
SEC Matter
On May 26, 2020, without admitting or denying any wrongdoing, Ares Management LLC, a subsidiary of Ares Management Corporation, consented to the entry of an administrative and cease-and-desist order (the “Order”) instituted by the SEC. According to the Order, in 2016, Ares’ written policies and procedures regarding the prevention of misuse of potentially material nonpublic information (“MNPI”) were not sufficiently implemented and enforced in certain circumstances when Ares had an employee serving on the board of directors of a public company in which one of its clients was invested. The Order did not find any misuse of MNPI by Ares or its employees; however, the Order included findings of violations of Section 204A and Section 206(4) of the Investment Advisers Act of 1940 and Rule 206(4)-7 thereunder with respect to the implementation and enforcement of its written policies and procedures. The Order includes cease and desist provisions and a censure, and payment of a civil penalty in the amount of $1.0 million.

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
Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets. At June 30, 2020 and December 31, 2019, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the six months ended June 30, 2020. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which is accessible on the SEC's website at sec.gov.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2020 and December 31, 2019, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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
The rapid development and fluidity of the ongoing COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the situation on economic and market conditions. In addition to the foregoing, COVID-19 may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2019 is accessible on the SEC’s website at www.sec.gov.
Risks Related to Our Business
The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our funds and our funds’ portfolio companies operate and could potentially negatively impact us, our funds or our funds’ portfolio companies.
As of the date of this Quarterly Report, there is an ongoing outbreak of a novel and highly contagious form of coronavirus ("COVID-19"), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many countries and states in the United States, including those in which we, our funds' and our funds' portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, nonessential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on the energy, hospitality, travel, retail and restaurant industries, as well as other industries, including industries in which certain of our funds' portfolio companies operate. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our and our funds' business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
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
The COVID-19 pandemic is having a particularly severe impact on certain industries, including but not limited to the energy, hospitality, travel, retail and restaurant industries, which are industries in which some of our funds have made investments. As of June 30, 2020, approximately 2% of our total AUM was invested in the energy (including oil and gas exploration and midstream investments) sector and approximately 2% in the retail sector that were challenged during the period from the market disruption. Many of our funds’ portfolio companies in these industries are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, hotels, restaurants and other sites, restrictions on travel, quarantines or stay-at-home orders. As a result of these disruptions, the businesses, financial results and prospects of certain of these portfolio companies have already been severely affected and could continue to be so affected. This may result in potential impairment and decrease in value of our funds’ investments, which may be material.
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
The COVID-19 pandemic may adversely impact our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by failures of, or attacks on, their information systems and technology. Also, our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks. In addition, COVID-19 presents a significant threat to our employees’ well-being and morale, and we may experience potential loss of productivity. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us, our funds or our funds’ portfolio companies to increased risk of litigation for non-compliance.

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
Beginning in February 2020 and continuing through date of this Quarterly Report, capital markets entered into a period of disruption and instability, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic, the fluctuating price of commodities such as oil and uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period or worsen in the future. The effects of the COVID-19 pandemic and concerns regarding its global spread have negatively impacted, and are expected to continue to negatively impact, the domestic and international demand for oil and natural gas, which has caused and may continue to cause price volatility and reduced volumes of oil and natural gas transports. In April 2020, members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia engaged in negotiations to potentially extend their agreed oil production cuts and to make additional oil production cuts. Market volatility was further amplified as a result of Saudi Arabia’s decision in early March to discount oil pricing and increase its production, and Russia’s announcement that all agreed oil production cuts between members of OPEC and Russia expired on April 1, 2020. Following these announcements, within one day global oil prices declined to their lowest levels since 2016. Although OPEC reached an agreement in April 2020 to limit production, and further agreed to extend oil production cuts through the end of July 2020, increased oil price volatility is expected to continue due to, among other factors, the uncertainties and economic impacts of the COVID-19 pandemic. The ongoing COVID-19 pandemic, and any fluctuations in oil and natural gas prices, may adversely affect our funds and our funds’ investments.

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

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2020 - April 30, 2020	—	$—	—	$150,000
May 1, 2020 - May 31, 2020	—	—	—	150,000
June 1, 2020 - June 30, 2020	—	—	—	150,000
Total	—		—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 30, 2020).
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.1	Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.2	First Supplemental Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.3	Form of 3.250% Senior Note due 2030 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: August 7, 2020	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ Michael R. McFerran
	Name:	Michael R. McFerran
	Title:	Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)