Form 10-Q
period 2020-09-30
Ares Management Corp
filed 2020-11-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 2, 2020 there were 143,831,710 of the registrant’s shares of Class A common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 114,618,803 of the registrant's Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. For a discussion of risks resulting from the coronavirus (“COVID-19”) pandemic and the impact on the U.S. and global economy, along with the oil and gas market volatility, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
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

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance income and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution partnerships. The results of these entities are reflected on a gross basis in the consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is included in net income attributable to redeemable interest and non-controlling interests in Ares Operating Group entities.

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

•“catch-up fees” refers to management fees that are one-time in nature and represents management fees charged to fund investors in subsequent closings of a fund that apply to the time period between the fee initiation date and the subsequent closing date;

•“Class B membership interests” refers to the interests that were retained by the former owners of Crestline Denali Capital LLC and represent the financial interests in the subordinated notes of the related CLOs;

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

•“fee paying AUM” or “FPAUM” refers to the AUM from which we directly earn management fees. FPAUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees. For our funds other than CLOs, our FPAUM represents the amount of limited partner capital commitments for certain closed-end funds within the reinvestment period, the amount of limited partner invested capital for the aforementioned closed-end funds beyond the reinvestment period and the portfolio value, gross asset value or NAV. For our funds that are CLOs, our FPAUM is equal to the gross amount of aggregate collateral balance, at par, adjusted for defaulted or discounted collateral;

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

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (a) operating results of our Consolidated Funds, (b) depreciation and amortization expense, (c) the effects of changes arising from corporate actions, (d) unrealized gains and losses related to performance income and investment performance and (e) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of September 30,	As of December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$868,752	$138,384
Investments (includes accrued carried interest of $1,063,570 and $1,134,967 at September 30, 2020 and December 31, 2019, respectively)	1,601,916	1,663,664
Due from affiliates	328,059	268,099
Other assets	781,295	341,293
Right-of-use operating lease assets	136,392	143,406
Assets of Consolidated Funds:
Cash and cash equivalents	365,185	606,321
Investments, at fair value	10,604,856	8,727,947
Due from affiliates	8,684	6,192
Receivable for securities sold	197,518	88,809
Other assets	36,336	30,081
Total assets	$14,928,993	$12,014,196
Liabilities
Accounts payable, accrued expenses and other liabilities	$126,113	$88,173
Accrued compensation	215,765	37,795
Due to affiliates	63,853	71,445
Performance related compensation payable	741,635	829,764
Debt obligations	642,665	316,609
Operating lease liabilities	161,737	168,817
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	51,454	61,857
Payable for securities purchased	684,591	500,146
CLO loan obligations, at fair value	9,608,127	7,973,748
Fund borrowings	162,733	107,244
Total liabilities	12,458,673	10,155,598
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	99,439	—
Non-controlling interests in Consolidated Funds	537,101	618,020
Non-controlling interests in Ares Operating Group entities	691,609	472,288
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at September 30, 2020 and December 31, 2019)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (143,826,710 shares and 115,242,028 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	1,438	1,152
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at September 30, 2020 and December 31, 2019)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (114,618,803 shares and 1 share issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	1,146	—
Additional paid-in-capital	1,011,697	525,244
Retained earnings	(164,084)	(50,820)
Accumulated other comprehensive loss, net of tax	(6,787)	(6,047)
Total stockholders' equity	1,142,171	768,290
Total equity	2,370,881	1,858,598
Total liabilities, redeemable interest, non-controlling interests and equity	$14,928,993	$12,014,196

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Management fees (includes ARCC Part I Fees of $41,643, $126,872 and $38,786, $116,336 for the three and nine months ended September 30, 2020 and 2019, respectively)	$292,434	$251,591	$823,150	$714,096
Carried interest allocation	168,978	186,803	241,380	503,808
Incentive fees	7,194	1,712	4,276	28,747
Principal investment income	11,408	11,389	8,330	45,992
Administrative, transaction and other fees	9,852	14,995	28,897	35,866
Total revenues	489,866	466,490	1,106,033	1,328,509
Expenses
Compensation and benefits	194,267	166,216	559,482	485,232
Performance related compensation	122,356	139,216	191,565	388,424
General, administrative and other expenses	69,938	79,385	190,353	195,988
Expenses of Consolidated Funds	6,019	10,884	16,706	30,865
Total expenses	392,580	395,701	958,106	1,100,509
Other income (expense)
Net realized and unrealized gains (losses) on investments	(2,607)	1,522	(10,351)	5,519
Interest and dividend income	1,344	2,030	5,112	5,526
Interest expense	(6,815)	(4,691)	(18,203)	(16,073)
Other income (expense), net	2,203	(1,870)	9,848	(1,570)
Net realized and unrealized gains (losses) on investments of Consolidated Funds	17,971	(992)	(153,268)	3,256
Interest and other income of Consolidated Funds	116,581	107,922	346,120	303,312
Interest expense of Consolidated Funds	(66,322)	(71,134)	(222,860)	(204,051)
Total other income (expense)	62,355	32,787	(43,602)	95,919
Income before taxes	159,641	103,576	104,325	323,919
Income tax expense	18,314	11,701	22,119	35,590
Net income	141,327	91,875	82,206	288,329
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,007)	—	(1,007)	—
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	42,627	15,908	(38,593)	41,878
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	52,162	42,636	48,926	136,032
Net income attributable to Ares Management Corporation	47,545	33,331	72,880	110,419
Less: Series A Preferred Stock dividends paid	5,425	5,425	16,275	16,275
Net income attributable to Ares Management Corporation Class A common stockholders	$42,120	$27,906	$56,605	$94,144
Net income per share of Class A common stock:
Basic	$0.27	$0.24	$0.37	$0.84
Diluted	$0.27	$0.23	$0.37	$0.81
Weighted-average shares of Class A common stock:
Basic	143,466,209	108,481,929	131,866,471	105,546,219
Diluted	158,122,563	121,890,022	131,866,471	116,418,136

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income	$141,327	$91,875	$82,206	$288,329
Other comprehensive income:
Foreign currency translation adjustments, net of tax	16,893	(9,429)	5,372	(10,336)
Total comprehensive income	158,220	82,446	87,578	277,993
Less: Comprehensive loss attributable to redeemable interest in Ares Operating Group entities	(365)	—	(365)	—
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	50,300	10,962	(32,478)	36,779
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	56,290	40,284	48,281	133,281
Comprehensive income attributable to Ares Management Corporation	$51,995	$31,200	$72,140	$107,933

See accompanying notes to the condensed consolidated financial statements.

    Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Class C Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2019	$298,761	$1,152	$—	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	(3,882)	(3,882)
Changes in ownership interests and related tax benefits	—	40	—	(196,670)	—	—	122,551	—	(74,079)
Issuances of common stock	—	121	1,152	382,061	—	—	—	—	383,334
Capital contributions	—	—	—	—	—	—	42,012	133,265	175,277
Dividends/Distributions	(5,425)	—	—	—	(51,090)	—	(55,748)	(13,492)	(125,755)
Net loss	5,425	—	—	—	(36,461)	—	(78,355)	(166,406)	(275,797)
Currency translation adjustment, net of tax	—	—	—	—	—	(4,802)	(4,719)	(4,687)	(14,208)
Equity compensation	—	—	—	16,420	—	—	16,137	—	32,557
Stock option exercises	—	11	—	19,540	—	—	—	—	19,551
Balance at March 31, 2020	298,761	1,324	1,152	746,595	(138,371)	(10,849)	514,166	562,818	1,975,596
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	1,475	1,475
Changes in ownership interests and related tax benefits	—	4	(4)	(9,702)	—	—	9,796	—	94
Expenses incurred upon issuance of common stock	—	—	—	(181)	—	—	—	—	(181)
Capital contributions	—	—	—	—	—	—	229	(9,570)	(9,341)
Dividends/Distributions	(5,425)	—	—	—	(57,620)	—	(59,949)	(136,837)	(259,831)
Net income	5,425	—	—	—	50,946	—	75,119	85,186	216,676
Currency translation adjustment, net of tax	—	—	—	—	—	(388)	(54)	3,129	2,687
Equity compensation	—	—	—	15,500	—	—	13,183	—	28,683
Stock option exercises	—	25	—	47,865	—	—	—	—	47,890
Balance at June 30, 2020	$298,761	$1,353	$1,148	$800,077	$(145,045)	$(11,237)	$552,490	$506,201	$2,003,748
Changes in ownership interests and related tax benefits	—	2	(2)	(122,555)	—	—	118,804	—	(3,751)
Capital contributions	—	—	—	481	—	—	—	18	499
Issuances of common stock	—	77	—	305,261	—	—	—	—	305,338
Dividends/Distributions	(5,425)	—	—	—	(61,159)	—	(49,391)	(19,418)	(135,393)
Net income	5,425	—	—	—	42,120	—	52,162	42,627	142,334
Currency translation adjustment, net of tax	—	—	—	—	—	4,450	4,128	7,673	16,251
Equity compensation	—	—	—	16,921	—	—	13,416	—	30,337
Stock option exercises	—	6	—	11,512	—	—	—	—	11,518
Balance at September 30, 2020	$298,761	$1,438	$1,146	$1,011,697	$(164,084)	$(6,787)	$691,609	$537,101	$2,370,881

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$82,206	$288,329
Adjustments to reconcile net income to net cash used in operating activities	184,586	59,736
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(766,399)	(1,826,610)
Cash flows due to changes in operating assets and liabilities	145,702	19,038
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:	366,367	(220,577)
Net cash provided by (used in) operating activities	12,462	(1,680,084)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(8,608)	(12,073)
Acquisitions, net of cash acquired	(117,829)	—
Net cash used in investing activities	(126,437)	(12,073)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,154	206,705
Proceeds from credit facility	790,000	265,000
Proceeds from senior notes	399,084	—
Repayments of credit facility	(860,000)	(500,000)
Dividends and distributions	(334,957)	(238,301)
Series A Preferred Stock dividends	(16,275)	(16,275)
Repurchases of Class A common stock	—	(10,449)
Stock option exercises	78,959	83,090
Taxes paid related to net share settlement of equity awards	(75,657)	(32,022)
Other financing activities	(4,137)	(3,240)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	123,713	164,890
Distributions to non-controlling interests in Consolidated Funds	(169,747)	(65,575)
Borrowings under loan obligations by Consolidated Funds	618,207	2,482,341
Repayments under loan obligations by Consolidated Funds	(104,794)	(585,496)
Net cash provided by financing activities	827,550	1,750,668
Effect of exchange rate changes	16,793	(16,555)
Net change in cash and cash equivalents	730,368	41,956
Cash and cash equivalents, beginning of period	138,384	110,247
Cash and cash equivalents, end of period	$868,752	$152,203
Supplemental disclosure of non-cash financing activities
Issuance of Class A common stock in connection with acquisitions	$305,338	$—

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Estate and Strategic Initiatives. Beginning in the third quarter of 2020, the Company began reflecting a new Strategic Initiatives category, which represents operating segments and strategic investments that are seeking to broaden the Company's distribution channels or expand its access to global markets. Information about segments should be read together with "Note 14. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

Redeemable Interest and Non-Controlling Interests in Ares Operating Group Entities

The non-controlling interests in AOG entities represents a component of equity and net income attributable to the owners of the Ares Operating Group Units (“AOG Units”) that are not held directly or indirectly by the Company. These owners consist predominantly of Ares Owners Holdings L.P. but also include other strategic distribution partnerships with whom the Company has established joint ventures. Non-controlling interests in AOG entities are adjusted for contributions to and distributions from AOG during the reporting period and are allocated income from the AOG entities based on their historical ownership percentage for the proportional number of days in the reporting period.

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

On July 1, 2020, the Company completed its acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries ("SSG") in accordance with the purchase agreement entered into on January 21, 2020 ("SSG Acquisition"). Following the acquisition, SSG began operating under the Ares SSG brand. Ares SSG is an alternative investment manager in the Asia Pacific that is focused on leveraging its broad Pan-Asian presence, extensive infrastructure and local origination network to make credit, private equity and special situation investments across Asia and Australia.

In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in the operations acquired by the Company. In certain circumstances, the Company may acquire full ownership of SSG pursuant to a contractual arrangement that may be initiated by the Company or by the former owners of SSG. Since the acquisition of the remaining interest in SSG is not within the Company's sole discretion, the ownership interest held by the former owners of SSG is classified as redeemable interest and represents mezzanine equity.

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
As of September 30, 2020, the impact of the outbreak of the coronavirus pandemic (“COVID-19”) continues to unfold. As a result, management's estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
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

At September 30, 2020 and December 31, 2019, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Redeemable Interest in Ares Operating Group Entities

Redeemable interest in AOG entities represents the ownership interest that the former owners of SSG retained in connection with the SSG Acquisition. Redeemable interest in AOG entities was initially recorded at fair value on the date of acquisition within mezzanine equity in the Condensed Consolidated Statements of Financial Condition. Income is allocated based on the ownership percentage attributable to the redeemable interest. The Company determined that the redemption of the redeemable interest is probable as of the date of acquisition. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount, as defined in accordance with the terms of a contractual arrangement between the Company and the former owners of SSG, to the extent that the redemption amount exceeds the initial measurement on the date of acquisition. The Company recognizes changes in the redemption amount with corresponding adjustments against retained earnings, or additional paid-in-capital in the absence of retained earnings, within stockholders' equity in the Condensed Consolidated Statements of Financial Condition.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of September 30, 2020	As of September 30,	As of December 31,
		2020	2019
Management contracts	5.7 years	$214,247	$12,498
Client relationships	9.3 years	25,141	6,341
Trade name	9.6 years	11,079	378
Intangible assets		250,467	19,217
Foreign currency translation		1,259	—
Total intangible assets		251,726	19,217
Less: accumulated amortization		(20,331)	(11,242)
Intangible assets, net		$231,395	$7,975

In connection with the SSG Acquisition during the third quarter of 2020, the Company allocated $171.7 million, $18.8 million and $10.7 million of the purchase price to the fair value of the management contracts, client relationships and trade name, respectively. The acquired management contracts, client relationships and trade name had a weighted average amortization period of 5.6 years, 9.8 years and 9.8 years, respectively.

In connection with the acquisition of seven collateral management agreements during the first quarter of 2020, the Company allocated $34.7 million of the purchase price to the fair value of the collateral management contracts. The acquired management contracts had a weighted average amortization period of 5.9 years.

Amortization expense associated with intangible assets was $11.1 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $13.7 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2020, the Company removed $4.7 million of intangible assets that were fully amortized.

During the three months ended September 30, 2019, the Company recorded a non-cash impairment charge of $20.0 million to general, administrative and other expenses within the Condensed Consolidated Statements of Operations related to certain intangible assets recorded in connection with the Company’s acquisition of Energy Investors Funds. Following the recognition of the impairment charge, the Company removed $35.1 million of the client relationships and trade name intangible assets to reflect the adjusted carrying value to be amortized over the remaining useful life.

Goodwill
The following table summarizes the carrying value of the Company's goodwill assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
Balance as of December 31, 2019	$32,196	$58,600	$53,059	$—	$143,855
Acquisitions	—	—	—	224,601	224,601
Foreign currency translation	—	—	(48)	1,086	1,038
Balance as of September 30, 2020	$32,196	$58,600	$53,011	$225,687	$369,494

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In connection with the SSG Acquisition during the third quarter of 2020, the Company's preliminary assessment resulted in an allocation of the purchase price to goodwill of $224.6 million.
There was no impairment of goodwill recorded during the nine months ended September 30, 2020 and 2019. The impact of foreign currency translation is reflected within other comprehensive income.

4. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Equity method investments:
Equity method private investment partnership interests - principal (1)	$348,553	$390,407	21.8%	23.5%
Equity method - carried interest (1)	1,063,570	1,134,967	66.4	68.2
Equity method private investment partnership interests and other (held at fair value)(1)	90,408	51,528	5.6	3.1
Equity method private investment partnership interests and other(1)	22,811	16,536	1.4	1.0
Total equity method investments	1,525,342	1,593,438	95.2	95.8
Collateralized loan obligations (2)	26,411	22,265	1.6	1.3
Other fixed income	49,203	46,918	3.1	2.8
Collateralized loan obligations and other fixed income, at fair value	75,614	69,183	4.7	4.1
Common stock, at fair value	960	1,043	0.1	0.1
Total investments	$1,601,916	$1,663,664

(1)Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.
(2)As of September 30, 2020, includes $2.9 million of collateralized loan obligations that are attributable to the Crestline Denali Class B membership interests.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2020 and 2019, no individual equity method investment held by the Company met the significance criteria.
The Company recognized net gains related to its equity method investments of $8.9 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, and net gains of $11.1 million and $45.6 million for the three and nine months ended September 30, 2019, respectively. The net gains were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.
With respect to the Company's equity method investments, the material assets are expected to generate either long-term capital appreciation and/or interest income while the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Fixed income investments:
Bonds	$331,228	$212,376	3.2%	2.4%
Loans	9,917,197	8,062,740	93.5	92.4
Investments in CLO warehouse	—	44,435	—	0.5
Total fixed income investments	10,248,425	8,319,551	96.7	95.3
Equity securities	47,197	112,384	0.4	1.3
Partnership interests	309,234	296,012	2.9	3.4
Total investments, at fair value	$10,604,856	$8,727,947

At September 30, 2020 and December 31, 2019, no single issuer or investment, including the underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2020:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$75,614	$—	$75,614
Common stock and other equity securities	—	960	85,925	—	86,885
Partnership interests	—	—	2,575	1,908	4,483
Total investments, at fair value	—	960	164,114	1,908	166,982
Derivatives-foreign exchange contracts	—	2,760	—	—	2,760
Total assets, at fair value	$—	$3,720	$164,114	$1,908	$169,742
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(284)	$—	$—	$(284)
Total liabilities, at fair value	$—	$(284)	$—	$—	$(284)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$331,228	$—	$331,228
Loans	—	9,403,316	513,881	9,917,197
Total fixed income investments	—	9,734,544	513,881	10,248,425
Equity securities	3,985	—	43,212	47,197
Partnership interests	—	—	309,234	309,234
Total investments, at fair value	3,985	9,734,544	866,327	10,604,856
Derivatives-asset swaps-other	—	—	1,857	1,857
Total assets, at fair value	$3,985	$9,734,544	$868,184	$10,606,713
Liabilities, at fair value
Derivatives-asset swaps-other	$—	$—	$(3)	$(3)
Loan obligations of CLOs	—	(9,608,127)	—	(9,608,127)
Total liabilities, at fair value	$—	$(9,608,127)	$(3)	$(9,608,130)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2019:

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2020:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$67,355	$2,575	$84,634
Additions(1)	72,967	—	—	72,967
Purchases(2)	—	5,983	—	5,983
Sales/settlements(3)	—	(899)	—	(899)
Realized and unrealized appreciation (depreciation), net	(1,746)	3,175	—	1,429
Balance, end of period	$85,925	$75,614	$2,575	$164,114
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,746)	$3,175	$—	$1,429

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$42,259	$586,287	$312,636	$1,402	$942,584
Transfer in	—	96,671	—	—	96,671
Transfer out	—	(230,326)	—	—	(230,326)
Purchases(2)	150	118,558	—	—	118,708
Sales/settlements(3)	(25)	(73,010)	(2,000)	705	(74,330)
Amortized discounts/premiums	—	(135)	—	140	5
Realized and unrealized appreciation (depreciation), net	828	15,836	(1,402)	(393)	14,869
Balance, end of period	$43,212	$513,881	$309,234	$1,854	$868,181
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$878	$13,690	$(1,402)	$(604)	$12,562

(1)Additions relate to the net increase from consolidation of new entities.
(2)Purchases include paid-in-kind interest and securities received in connection with restructuring.
(3)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$12,397	$64,051	$35,192	$111,640
Purchases(1)	—	25,010	—	25,010
Sales/settlements(2)	—	(5,243)	—	(5,243)
Realized and unrealized depreciation, net	—	(1,305)	—	(1,305)
Balance, end of period	$12,397	$82,513	$35,192	$130,102
Change in net unrealized depreciation included in earnings related to financial assets still held at the reporting date	$—	$(1,357)	$—	$(1,357)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$131,732	$274,412	$293,857	$58	$700,059
Transfer in	—	122,554	—	—	122,554
Transfer out	—	(103,148)	—	—	(103,148)
Purchases(1)	710	95,011	2,000	—	97,721
Sales/settlements(2)	(13,597)	(102,198)	(5,000)	(1,848)	(122,643)
Amortized discounts/premiums	—	107	—	(17)	90
Realized and unrealized appreciation (depreciation), net	(4,004)	(1,578)	8,300	(745)	1,973
Balance, end of period	$114,841	$285,160	$299,157	$(2,552)	$696,606
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,582)	$(765)	$8,300	$(1,023)	$2,930

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2020:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$69,183	$35,192	$119,079
Additions(1)	72,967	3,686	—	76,653
Purchases(2)	—	7,285	—	7,285
Sales/settlements(3)	—	(1,587)	(32,430)	(34,017)
Realized and unrealized depreciation, net	(1,746)	(2,953)	(187)	(4,886)
Balance, end of period	$85,925	$75,614	$2,575	$164,114
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,746)	$(1,917)	$5,511	$1,848

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Additions, net(1)	(635)	392,672	—	—	392,037
Transfer in	—	146,839	—	—	146,839
Transfer out	—	(350,078)	—	—	(350,078)
Purchases(2)	551	256,514	64,000	—	321,065
Sales/settlements(3)	(714)	(249,027)	(58,000)	813	(306,928)
Amortized discounts/premiums	—	777	—	291	1,068
Realized and unrealized appreciation (depreciation), net	(41,978)	(22,952)	7,222	4,856	(52,852)
Balance, end of period	$43,212	$513,881	$309,234	$1,854	$868,181
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(41,930)	$(25,701)	$7,222	$4,439	$(55,970)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2019:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$10,397	$60,824	$35,192	$106,413
Deconsolidation of fund	—	10,021	—	10,021
Purchases(1)	2,000	27,157	—	29,157
Sales/settlements(2)	—	(16,413)	—	(16,413)
Realized and unrealized appreciation, net	—	924	—	924
Balance, end of period	$12,397	$82,513	$35,192	$130,102
Change in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$1,121	$—	$1,121

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$150,752	$547,958	$271,447	$680	$970,837
Deconsolidation of fund	(10,325)	(174,593)	—	—	(184,918)
Transfer in	—	85,179	—	—	85,179
Transfer out	—	(199,498)	—	—	(199,498)
Purchases(1)	11,595	282,190	10,000	—	303,785
Sales/settlements(2)	(18,734)	(260,422)	(7,000)	(2,424)	(288,580)
Amortized discounts/premiums	—	17	—	4	21
Realized and unrealized appreciation (depreciation), net	(18,447)	4,329	24,710	(812)	9,780
Balance, end of period	$114,841	$285,160	$299,157	$(2,552)	$696,606
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(18,018)	$1,017	$24,710	$(1,031)	$6,678

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of September 30, 2020:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A
	34,538	Discounted cash flow	Discount rates	14.0% - 25.0%
	36,683	Market approach	Multiple of book value	1.5x
Partnership interests	2,575	Other	N/A	N/A
Collateralized loan obligations	26,411	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	49,203	Other	N/A	N/A
Total	$164,114

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$221	Market approach	EBITDA multiple(2)	3.0x - 19.4x	14.1x
	40,848	Other	Net income multiple	32.5x	32.5x
			Illiquidity discount	25.0%	25.0%
	143	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	2,000	Transaction price(1)	N/A	N/A	N/A
Partnership interest	309,234	Discounted cash flow	Discount rate	15.7%	15.7%
Fixed income securities
	410,781	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	2,043	Market approach	EBITDA multiple(2)	7.8x	7.8x
	96,629	Income approach	Yield	2.7% - 53.4%	7.5%
	4,428	Transaction price(1)	N/A	N/A	N/A
Derivative instruments	1,857	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$868,184
Liabilities
Derivatives instruments	$(3)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2019:

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

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $1.9 million and $1.6 million as of September 30, 2020 and December 31, 2019, respectively. The Company has no unfunded commitments for this investment.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of September 30, 2020				As of December 31, 2019
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$54,021	$2,760	$12,824	$284	$67,930	$4,023	$10,846	$113
Total derivatives, at fair value(2)	$54,021	$2,760	$12,824	$284	$67,930	$4,023	$10,846	$113

	As of September 30, 2020				As of December 31, 2019
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$—	$—	$—	$—	$667	$667	$667	$670
Asset swap - other	7,407	1,857	153	3	—	—	7,640	4,106
Total derivatives, at fair value(3)	$7,407	$1,857	$153	$3	$667	$667	$8,307	$4,776

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of September 30, 2020 and December 31, 2019, the Company had the right to, but elected not to, offset an immaterial amount of its derivative liabilities.
(3)As of September 30, 2020 and December 31, 2019, the Consolidated Funds offset $0.1 million and $0.1 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2020		As of December 31, 2019
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/30/2025	N/A	$—	—%	$70,000	3.06%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	247,112	4.21	246,609	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	395,553	3.28	—	—
Total debt obligations				$642,665		$316,609

(1)The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 30, 2020, the Company amended the Credit Facility to, among other things, extend the maturity date from March 2024 to March 2025 and to reduce borrowing costs on the undrawn amounts. As of September 30, 2020, base rate loans bear interest calculated based on the base rate plus 0.25% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.25%. The unused commitment fee is 0.13% per annum. There is a base rate and LIBOR floor of zero.
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

As of September 30, 2020, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes
Unamortized debt issuance costs as of December 31, 2019	$5,255	$1,102
Debt issuance costs incurred	1,217	3,677
Amortization of debt issuance costs	(932)	(297)
Unamortized debt issuance costs as of September 30, 2020	$5,540	$4,482

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2020			As of December 31, 2019
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$9,679,210	$9,361,670	10.2	$7,738,337	$7,700,038	11.0
Subordinated notes(2)	523,459	246,457	10.4	449,877	273,710	11.0
Total loan obligations of Consolidated CLOs	$10,202,669	$9,608,127		$8,188,214	$7,973,748

(1)Original borrowings under the senior secured notes totaled $9.7 billion, with various maturity dates ranging from July 2028 to October 2032. The weighted average interest rate as of September 30, 2020 was 1.88%.
(2)Original borrowings under the subordinated notes totaled $523.5 million, with various maturity dates ranging from July 2028 to October 2032. The notes do not have contractual interest rates, instead holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of September 30, 2020 and December 31, 2019, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding:

			As of September 30, 2020			As of December 31, 2019
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate		Outstanding Loan(1)	Effective Rate
Credit Facilities:
	3/5/2021	$71,500	$71,500	1.59%		$71,500	3.14%
	6/30/2021	117,195	67,324	1.00	(2)	—	N/A	(2)
	1/1/2023	18,000	17,909	1.77		17,550	3.44
	7/15/2028	75,000	6,000	2.72		17,000	4.75
Revolving Term Loan	2/9/2022(3)	—	—	—		1,194	7.70
Total borrowings of Consolidated Funds			$162,733			$107,244

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)The effective rate is based on the three month EURIBOR or zero, whichever is higher, plus a spread of 1.00%.
(3)On July 15, 2020, the revolving term loan was terminated at the Consolidated Fund's discretion.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2020, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of September 30, 2020 and December 31, 2019, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $706.4 million and $387.4 million, respectively.
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
At September 30, 2020 and December 31, 2019, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $294.0 million and $233.4 million, respectively, of which approximately $226.8 million and $175.1 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2020 and December 31, 2019, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 10 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of September 30,	As of December 31,
	Classification	2020	2019
Operating lease assets	Right-of-use operating lease assets	$136,392	$143,406
Finance lease assets	Other assets(1)	1,508	1,787
Total lease assets		$137,900	$145,193

Operating lease liabilities	Operating lease liabilities	$161,737	$168,817
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	1,306	1,651
Total lease liabilities		$163,043	$170,468

(1) Finance lease assets are recorded net of accumulated amortization of $0.9 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively.

		Three months ended September 30,		Nine months ended September 30,
	Classification	2020	2019	2020	2019
Operating lease expense	General, administrative and other expenses	$7,701	$7,314	$23,138	$21,463
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	127	89	346	194
Interest on finance lease liabilities	Interest expense	11	9	33	30
Total lease expense		$7,839	$7,412	$23,517	$21,687

Other information	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23,098	$23,273
Operating cash flows for finance leases	48	54
Financing cash flows for finance leases	412	283
Leased assets obtained in exchange for new finance lease liabilities	—	128
Leased assets obtained in exchange for new operating lease liabilities	12,477	49,833

	As of September 30,	As of December 31,
Lease term and discount rate	2020	2019
Weighted-average remaining lease terms (in years):
Operating leases	5.9	6.5
Finance leases	2.9	3.3
Weighted-average discount rate:
Operating leases	3.97%	4.00%
Finance leases	3.26%	3.39%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Maturity of lease liabilities	Operating Leases	Finance Leases
2020	$8,647	$45
2021	31,044	518
2022	31,925	485
2023	28,549	158
2024	25,593	156
After 2024	55,850	8
Total future payments	181,608	1,370
Less: interest	19,871	64
Total lease liabilities	$161,737	$1,306

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2020	2019
Due from affiliates:
Management fees receivable from non-consolidated funds	$257,029	$203,554
Payments made on behalf of and amounts due from non-consolidated funds and employees	71,030	64,545
Due from affiliates—Company	$328,059	$268,099
Amounts due from portfolio companies and non-consolidated funds	$8,684	$6,192
Due from affiliates—Consolidated Funds	$8,684	$6,192
Due to affiliates:
Management fee rebate payable to non-consolidated funds	$1,725	$2,420
Management fees received in advance	6,291	3,012
Tax receivable agreement liability	36,443	26,542
Undistributed carried interest and incentive fees	4,369	28,086
Payments made by non-consolidated funds on behalf of and payable by the Company	15,025	11,385
Due to affiliates—Company	$63,853	$71,445

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
ARCC Fee Waiver

In conjunction with ARCC's acquisition of American Capital, Ltd., the Company agreed to waive up to $10.0 million per quarter of ARCC's Part I Fees for ten calendar quarters, which began with the second quarter of 2017 and ended with the third quarter of 2019. ARCC Part I Fees are reported net of the fee waiver. For the three and nine months ended September 30, 2019, the Company waived $10.0 million and $30.0 million, respectively.

10. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and nine months ended September 30, 2020, the Company recorded income tax expense of $18.3 million and $22.1 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $11.7 million and $35.6 million, respectively.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three and nine months ended September 30, 2020 and 2019, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2020 and December 31, 2019, the Company recorded a net deferred tax asset of $59.8 million and $46.4 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
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

11. EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by using the two-class method. Diluted earnings per share of Class A common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the nine months ended September 30, 2020, the two-class method was the more dilutive method. For the three months ended September 30, 2020 and the three and nine months ended September 30, 2019, the treasury stock method was the more dilutive method.

For the three and nine months ended September 30, 2020 and 2019, the computation of dilutive earnings per share excludes the following options, restricted units and AOG Units, as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted units	572	40	—	53
AOG Units	114,726,173	116,707,849	—	116,844,099

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic earnings per share of Class A common stock:
Net income attributable to Ares Management Corporation Class A common stockholders	$42,120	$27,906	$56,605	$94,144
Distributions on unvested restricted units	(2,757)	(1,927)	(7,715)	(5,630)
Net income available to Class A common stockholders	$39,363	$25,979	$48,890	$88,514
Basic weighted-average shares of Class A common stock	143,466,209	108,481,929	131,866,471	105,546,219
Basic earnings per share of Class A common stock	$0.27	$0.24	$0.37	$0.84

Diluted earnings per share of Class A common stock:
Net income available to Class A common stockholders	$42,120	$27,906	$56,605	$94,144
Distributions on unvested restricted units	—	—	(7,715)	—
Net income attributable to Ares Management Corporation Class A common stockholders	$42,120	$27,906	$48,890	$94,144
Effect of dilutive shares:
Restricted units	9,762,645	8,722,690	—	7,140,271
Options	4,893,709	4,685,403	—	3,731,646
Diluted weighted-average shares of Class A common stock	158,122,563	121,890,022	131,866,471	116,418,136
Diluted earnings per share of Class A common stock	$0.27	$0.23	$0.37	$0.81

Dividend declared and paid per Class A common stock	$0.40	$0.32	$1.20	$0.96

12. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan, most recently amended on November 26, 2018 (the "Equity Incentive Plan"). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1,

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

2020, the total number of shares available for issuance under the Equity Incentive Plan reset to 37,528,029 shares, and as of September 30, 2020, 34,055,707 shares remain available for issuance.
Generally, unvested restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is included in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted units	$30,036	$21,430	$86,804	$66,226
Restricted units with a market condition	300	911	4,729	2,702
Options	—	52	43	4,310
Phantom shares	—	—	—	736
Equity-based compensation expense	$30,336	$22,393	$91,576	$73,974
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
The holders of restricted units, other than the market condition awards described below, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the nine months ended September 30, 2020, the Company declared dividends of $0.40 per share to Class A common stockholders at the close of business on March 17, 2020, June 16, 2020 and September 16, 2020. For the three and nine months ended September 30, 2020, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $6.5 million and $19.5 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of dividend equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2020	16,810,473	$20.07
Granted	3,716,355	36.52
Vested	(3,990,212)	19.45
Forfeited	(220,421)	23.24
Balance - September 30, 2020	16,316,195	$23.97

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $247.7 million as of September 30, 2020 and is expected to be recognized over the remaining weighted average period of 2.9 years.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Restricted Unit Awards with a Market Condition
The following table presents the unvested market condition awards' activity:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2020	1,333,334	$9.30
Granted	—	—
Vested	(666,667)	10.92
Forfeited	—	—
Balance - September 30, 2020	666,667	$7.68

For the nine months ended September 30, 2020, the market-priced vesting condition was met for one of the tranches of the market condition awards and compensation expense of $3.7 million was accelerated. The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $2.5 million as of September 30, 2020 and is expected to be recognized over the remaining weighted average period of 2.13 years.
Options
A summary of options activity during the nine months ended September 30, 2020 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2020	13,426,870	$18.99	4.3	$224,260
Granted	—	—	—	—
Exercised	(4,382,165)	18.98	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - September 30, 2020	9,044,705	$18.99	3.6	$193,831
Exercisable at September 30, 2020	9,044,705	$18.99	3.6	$193,831

Net cash proceeds from exercises of stock options were $83.2 million for the nine months ended September 30, 2020. The Company realized tax benefits of approximately $10.5 million from those exercises.
13. EQUITY AND REDEEMABLE INTEREST
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
In February 2019, the Company's board of directors authorized the repurchase of up to $150 million of shares of Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. In February 2020, the board of directors approved the renewal of the program and reset the repurchase amount back to $150 million. The renewed program is scheduled to expire in March 2021. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the nine months ended September 30, 2020, the Company did not repurchase any shares as part of the stock repurchase program. During the nine months ended September 30, 2019, the Company repurchased 0.4 million shares as part of the stock repurchase program at a total cost of $10.4 million.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

On March 31, 2020, the Company issued and sold 12,130,540 shares of new Class A common stock in a private offering (the “Offering”) to Sumitomo Mitsui Banking Corporation (“SMBC”) in connection with a share purchase agreement. The Company received $383.8 million in gross proceeds and incurred approximately $0.7 million of expenses in connection with the Offering. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with contributions in additional paid-in-capital within the Condensed Consolidated Statements of Changes in Equity. In connection with the Offering, the Company approved the amendment to its certificate of incorporation to, among other things, establish a new series of non-voting common stock, par value $0.01 per share, that has the same economic rights as the Class A common stock. SMBC may exchange all or a portion of the Class A common stock for an equivalent amount of the newly established non-voting common stock pursuant to certain terms set forth in an investor rights agreement entered into between the Company and SMBC. As of September 30, 2020, the Company had authorized 500,000,000 shares of the non-voting common stock with no shares issued. To satisfy a condition related to the Offering, the Company also issued 115,199,620 shares of its Class C common stock to Ares Voting on March 30, 2020. The issuance of the Class C units did not change the aggregate voting power of Ares Voting, and Ares Voting will continue to be entitled to the number of votes equal to the number of AOG Units held of record by each Ares Operating Group limited partner, other than the Company and its subsidiaries, that does not own a share of Class C common stock.

The following table presents the changes in each class of common stock:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2020	115,242,028	1,000	1	115,243,029
Issuance of stock (1)	19,854,764	—	115,199,620	135,054,384
Exchanges of AOG Units (2)	1,891,240	—	(514,818)	1,376,422
Redemptions of AOG Units	—	—	(66,000)	(66,000)
Stock option exercises, net of shares withheld for tax	4,216,240	—	—	4,216,240
Vesting of restricted stock awards, net of shares withheld for tax	2,622,438	—	—	2,622,438
Balance Outstanding - September 30, 2020	143,826,710	1,000	114,618,803	258,446,513

(1) On July 1, 2020, the Company issued 7,724,224 shares of new Class A common stock in connection with the SSG Acquisition.
(2) Effective March 30, 2020, Class C common stock activity represents redemptions to correspond with exchanges of AOG Units.

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of September 30, 2020		As of December 31, 2019		Three months ended September 30,		Nine months ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2020	2019	2020	2019
Ares Management Corporation	143,826,710	55.65%	115,242,028	49.70%	55.57%	48.17%	53.33%	47.46%
Ares Owners Holding L.P.	114,618,803	44.35	116,641,833	50.30	44.43	51.83	46.67	52.54
Total	258,445,513	100.00%	231,883,861	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Preferred Stock
As of September 30, 2020 and December 31, 2019, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities that was established in connection with the SSG Acquisition:

Total
Additions	$99,804
Net loss	(1,007)
Currency translation adjustment, net of tax	642
Balance at September 30, 2020	$99,439

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

Private Equity Group: The Private Equity Group manages investment strategies broadly categorized as corporate private equity, infrastructure and power, special opportunities, and energy opportunities. In its North American and European flexible capital corporate private equity strategy, the Company targets opportunistic majority or shared-control investments in businesses with strong franchises and attractive growth opportunities in North America and Europe. The infrastructure and power strategy targets infrastructure-related assets across the power generation, transmission, midstream sectors and renewables seeking attractive risk-adjusted equity returns with current cash flow and capital appreciation. The special opportunities strategy seeks to invest opportunistically across a broad spectrum of distressed or mispriced investments, including corporate debt, rescue capital, private asset-backed investments, post-reorganization securities and non-performing portfolios. The energy opportunities strategy targets investments in the energy industry where its flexible capital can provide attractive risk-adjusted returns while attempting to mitigate commodity risk.

Real Estate Group: The Real Estate Group manages comprehensive real estate equity and debt strategies. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy. The value-add strategy seeks to create value by buying assets at attractive valuations and through active asset management of income-producing properties across the U.S. and Western Europe. The opportunistic

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

strategy focuses on manufacturing core assets through development, redevelopment and fixing distressed capital structures across major properties in the U.S. and Europe. The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage investments on properties that range from stabilized to requiring hands-on value creation. In addition to managing private debt funds, the Real Estate Group makes debt investments through ACRE, a publicly traded commercial mortgage REIT.

Strategic Initiatives: Strategic Initiatives represents an all other category that includes operating segments and strategic investments that are seeking to broaden the Company's distribution channels or expand its access to global markets and includes the results of Ares SSG subsequent to the completion of the SSG Acquisition on July 1, 2020.

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
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (a) operating results of the Consolidated Funds, (b) depreciation and amortization expense, (c) the effects of changes arising from corporate actions, (d) unrealized gains and losses related to performance income and investment performance and (e) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended September 30, 2020
	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $41,643)	$208,371	$54,653	$23,787	13,320	$300,131	$—	$300,131
Other fees	4,898	2	5	6	4,911	—	4,911
Compensation and benefits	(74,373)	(21,224)	(13,011)	(4,241)	(112,849)	(41,551)	(154,400)
General, administrative and other expenses	(13,789)	(6,002)	(2,987)	(1,514)	(24,292)	(19,519)	(43,811)
Fee related earnings	125,107	27,429	7,794	7,571	167,901	(61,070)	106,831
Performance income—realized	7,069	115,997	199	—	123,265	—	123,265
Performance related compensation—realized	(4,131)	(93,284)	(123)	—	(97,538)	—	(97,538)
Realized net performance income	2,938	22,713	76	—	25,727	—	25,727
Investment income—realized	—	16,351	486	—	16,837	—	16,837
Interest and other investment income (expense) —realized	1,962	1,065	1,308	(4)	4,331	(503)	3,828
Interest expense	(2,340)	(2,216)	(1,389)	(729)	(6,674)	(141)	(6,815)
Realized net investment income (loss)	(378)	15,200	405	(733)	14,494	(644)	13,850
Realized income	$127,667	$65,342	$8,275	$6,838	$208,122	$(61,714)	$146,408

	Three months ended September 30, 2019
	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $38,786)	$178,447	$54,543	$26,988	$—	$259,978	$—	$259,978
Other fees	5,174	141	28	—	5,343	—	5,343
Compensation and benefits	(67,770)	(19,226)	(14,523)	—	(101,519)	(34,061)	(135,580)
General, administrative and other expenses	(12,789)	(5,532)	(3,341)	—	(21,662)	(21,405)	(43,067)
Fee related earnings	103,062	29,926	9,152	—	142,140	(55,466)	86,674
Performance income—realized	1,037	—	6,277	—	7,314	—	7,314
Performance related compensation—realized	(630)	—	(1,412)	—	(2,042)	—	(2,042)
Realized net performance income	407	—	4,865	—	5,272	—	5,272
Investment income—realized	114	47	2,015	—	2,176	—	2,176
Interest and other investment income (expense) —realized	6,964	435	1,588	—	8,987	(11)	8,976
Interest expense	(1,561)	(1,628)	(967)	—	(4,156)	(535)	(4,691)
Realized net investment income (loss)	5,517	(1,146)	2,636	—	7,007	(546)	6,461
Realized income	$108,986	$28,780	$16,653	$—	$154,419	$(56,012)	$98,407

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2020
	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $126,872)	$606,596	$160,206	$71,459	$13,320	$851,581	$—	$851,581
Other fees	12,057	142	716	6	12,921	—	12,921
Compensation and benefits	(222,063)	(62,946)	(38,159)	(4,241)	(327,409)	(114,916)	(442,325)
General, administrative and other expenses	(41,626)	(16,083)	(9,185)	(1,514)	(68,408)	(56,877)	(125,285)
Fee related earnings	354,964	81,319	24,831	7,571	468,685	(171,793)	296,892
Performance income—realized	16,085	276,469	27,106	—	319,660	—	319,660
Performance related compensation—realized	(12,142)	(222,949)	(17,484)	—	(252,575)	—	(252,575)
Realized net performance income	3,943	53,520	9,622	—	67,085	—	67,085
Investment income (loss)—realized	(843)	35,866	2,740	—	37,763	(5,698)	32,065
Interest and other investment income (expense) —realized	13,166	2,364	3,024	(4)	18,550	(588)	17,962
Interest expense	(6,391)	(6,106)	(3,715)	(729)	(16,941)	(1,262)	(18,203)
Realized net investment income (loss)	5,932	32,124	2,049	(733)	39,372	(7,548)	31,824
Realized income	$364,839	$166,963	$36,502	$6,838	$575,142	$(179,341)	$395,801

	Nine months ended September 30, 2019
	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees (Credit Group includes ARCC Part I Fees of $116,336)	$513,760	$158,101	$67,408	$—	$739,269	$—	$739,269
Other fees	12,179	141	709	—	13,029	—	13,029
Compensation and benefits	(193,083)	(61,713)	(35,735)	—	(290,531)	(100,716)	(391,247)
General, administrative and other expenses	(39,675)	(14,501)	(9,996)	—	(64,172)	(61,911)	(126,083)
Fee related earnings	293,181	82,028	22,386	—	397,595	(162,627)	234,968
Performance income—realized	38,921	62,492	10,468	—	111,881	—	111,881
Performance related compensation—realized	(22,857)	(49,993)	(3,638)	—	(76,488)	—	(76,488)
Realized net performance income	16,064	12,499	6,830	—	35,393	—	35,393
Investment income—realized	662	12,013	7,041	—	19,716	—	19,716
Interest and other investment income (expense) —realized	14,500	4,047	4,812	—	23,359	(13)	23,346
Interest expense	(5,368)	(6,239)	(3,136)	—	(14,743)	(1,330)	(16,073)
Realized net investment income (loss)	9,794	9,821	8,717	—	28,332	(1,343)	26,989
Realized income	$319,039	$104,348	$37,933	$—	$461,320	$(163,970)	$297,350

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment revenues
Management fees (includes ARCC Part I Fees of $41,643, $126,872 and $38,786, $116,336 for the three and nine months ended September 30, 2020 and 2019, respectively)	$300,131	$259,978	$851,581	$739,269
Other fees	4,911	5,343	12,921	13,029
Performance income—realized	123,265	7,314	319,660	111,881
Total segment revenues	$428,307	$272,635	$1,184,162	$864,179
Segment expenses
Compensation and benefits	$112,849	$101,519	$327,409	$290,531
General, administrative and other expenses	24,292	21,662	68,408	64,172
Performance related compensation—realized	97,538	2,042	252,575	76,488
Total segment expenses	$234,679	$125,223	$648,392	$431,191
Segment realized net investment income
Investment income—realized	$16,837	$2,176	$37,763	$19,716
Interest and other investment income —realized	4,331	8,987	18,550	23,359
Interest expense	(6,674)	(4,156)	(16,941)	(14,743)
Total segment realized net investment income	$14,494	$7,007	$39,372	$28,332

The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total consolidated revenue	$489,866	$466,490	$1,106,033	$1,328,509
Performance (income) loss-unrealized	(52,488)	(181,174)	77,866	(426,411)
Management fees of Consolidated Funds eliminated in consolidation	11,719	8,780	33,601	25,928
Incentive fees of Consolidated Funds eliminated in consolidation	—	—	(70)	5,184
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,448	—	12,249	—
Administrative fees(1)	(9,216)	(9,649)	(27,715)	(22,853)
Performance income (loss) reclass(2)	(291)	(27)	(3,664)	553
Principal investment income, net of eliminations	(11,408)	(11,389)	(8,330)	(45,992)
Net income of non-controlling interests in consolidated subsidiaries	(4,323)	(396)	(5,808)	(739)
Total consolidation adjustments and reconciling items	(61,559)	(193,855)	78,129	(464,330)
Total segment revenue	$428,307	$272,635	$1,184,162	$864,179

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total consolidated expenses	$392,580	$395,701	$958,106	$1,100,509
Performance related compensation-unrealized	(24,818)	(137,174)	61,010	(311,936)
Expenses of Consolidated Funds added in consolidation	(17,737)	(19,664)	(50,237)	(61,977)
Expenses of Consolidated Funds eliminated in consolidation	11,718	8,780	33,531	31,112
Administrative fees(1)	(9,216)	(9,649)	(27,715)	(22,853)
OMG expenses	(61,070)	(55,466)	(171,793)	(162,627)
Acquisition and merger-related expense	(3,474)	(4,777)	(9,430)	(10,757)
Equity compensation expense	(30,336)	(22,393)	(91,576)	(73,974)
Deferred placement fees	(2,942)	(4,366)	(18,677)	(17,319)
Depreciation and amortization expense	(14,336)	(24,564)	(26,197)	(35,609)
Expense of non-controlling interests in consolidated subsidiaries	(5,690)	(1,205)	(8,630)	(3,378)
Total consolidation adjustments and reconciling items	(157,901)	(270,478)	(309,714)	(669,318)
Total segment expenses	$234,679	$125,223	$648,392	$431,191

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total consolidated other income (expense)	$62,355	$32,787	$(43,602)	$95,919
Investment (income) loss—unrealized	1,479	(4,138)	83,369	(12,703)
Interest and other investment (income) loss—unrealized	(1,390)	3,044	(10,330)	3,394
Other (income) loss from Consolidated Funds added in consolidation, net	(68,132)	(37,070)	20,719	(101,285)
Other income from Consolidated Funds eliminated in consolidation, net	(3,470)	(1,124)	(11,478)	(1,214)
OMG other (income) expense	(1,820)	87	(781)	(71)
Performance (income) loss reclass(1)	291	27	3,664	(553)
Principal investment income (loss)	18,080	13,865	(24,951)	45,336
Other (income) expense, net(2)	9,534	(461)	9,903	(460)
Other (income) loss of non-controlling interests in consolidated subsidiaries	(2,433)	(10)	12,859	(31)
Total consolidation adjustments and reconciling items	(47,861)	(25,780)	82,974	(67,587)
Total segment realized net investment income	$14,494	$7,007	$39,372	$28,332

(1)Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Condensed Consolidated Statements of Operations.
(2)The three and nine months ended September 30, 2020 includes a $9.5 million non-cash unrealized guarantee expense.

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income before taxes	$159,641	$103,576	$104,325	$323,919
Adjustments:
Depreciation and amortization expense	14,336	24,564	26,197	35,609
Equity compensation expense	30,336	22,393	91,576	73,974
Acquisition and merger-related expense	3,490	4,777	9,815	10,757
Deferred placement fees	2,942	4,366	18,677	17,319
OMG expense, net	59,250	55,553	171,012	162,556
Other (income) expense, net(1)	9,518	(461)	9,518	(460)
Net (income) expense of non-controlling interests in consolidated subsidiaries	(1,066)	799	15,681	2,608
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(42,744)	(16,054)	38,446	(41,178)
Total performance (income) loss-unrealized	(52,488)	(181,174)	77,866	(426,411)
Total performance related compensation - unrealized	24,818	137,174	(61,010)	311,936
Total investment (income) loss-unrealized	89	(1,094)	73,039	(9,309)
Realized income	208,122	154,419	575,142	461,320
Total performance income - realized	(123,265)	(7,314)	(319,660)	(111,881)
Total performance related compensation - realized	97,538	2,042	252,575	76,488
Total investment income - realized	(14,494)	(7,007)	(39,372)	(28,332)
Fee related earnings	$167,901	$142,140	$468,685	$397,595

(1)The three and nine months ended September 30, 2020 includes a $9.5 million non-cash unrealized guarantee expense.

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of September 30,	As of December 31,
	2020	2019
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$233,394	$260,520
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	168,603	181,856
Assets of consolidated VIEs	11,217,650	9,454,572
Liabilities of consolidated VIEs	10,568,273	8,679,869

(1)As of September 30, 2020 and December 31, 2019, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $94.0 million and $104.7 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$42,627	$15,908	$(38,593)	$41,878

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of September 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$868,752	$—	$—	$868,752
Investments (includes $1,063,570 of accrued carried interest)	1,761,000	—	(159,084)	1,601,916
Due from affiliates	347,067	—	(19,008)	328,059
Other assets	781,295	—	—	781,295
Right-of-use operating lease assets	136,392	—	—	136,392
Assets of Consolidated Funds
Cash and cash equivalents	—	365,185	—	365,185
Investments, at fair value	—	10,600,408	4,448	10,604,856
Due from affiliates	—	18,203	(9,519)	8,684
Receivable for securities sold	—	197,518	—	197,518
Other assets	—	36,336	—	36,336
Total assets	$3,894,506	$11,217,650	$(183,163)	$14,928,993
Liabilities
Accounts payable, accrued expenses and other liabilities	$135,632	$—	$(9,519)	$126,113
Accrued compensation	215,765	—	—	215,765
Due to affiliates	63,853	—	—	63,853
Performance related compensation payable	741,635	—	—	741,635
Debt obligations	642,665	—	—	642,665
Operating lease liabilities	161,737	—	—	161,737
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	51,454	—	51,454
Due to affiliates	—	14,560	(14,560)	—
Payable for securities purchased	—	684,591	—	684,591
CLO loan obligations, at fair value	—	9,654,935	(46,808)	9,608,127
Fund borrowings	—	162,733	—	162,733
Total liabilities	1,961,287	10,568,273	(70,887)	12,458,673
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	99,439	—	—	99,439
Non-controlling interest in Consolidated Funds	—	649,377	(112,276)	537,101
Non-controlling interest in Ares Operating Group entities	691,609	—	—	691,609
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (143,826,710 shares issued and outstanding)	1,438	—	—	1,438
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (114,618,803 shares issued and outstanding)	1,146	—	—	1,146
Additional paid-in-capital	1,011,697	—	—	1,011,697
Retained earnings	(164,084)	—	—	(164,084)
Accumulated other comprehensive loss, net of tax	(6,787)	—	—	(6,787)
Total stockholders' equity	1,142,171	—	—	1,142,171
Total equity	1,833,780	649,377	(112,276)	2,370,881
Total liabilities, redeemable interest, non-controlling interests and equity	$3,894,506	$11,217,650	$(183,163)	$14,928,993

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $41,643)	$304,153	$—	$(11,719)	$292,434
Carried interest allocation	168,978	—	—	168,978
Incentive fees	7,194	—	—	7,194
Principal investment income	18,080	—	(6,672)	11,408
Administrative, transaction and other fees	14,300	—	(4,448)	9,852
Total revenues	512,705	—	(22,839)	489,866
Expenses
Compensation and benefits	194,267	—	—	194,267
Performance related compensation	122,356	—	—	122,356
General, administrative and other expense	69,938	—	—	69,938
Expenses of the Consolidated Funds	—	17,737	(11,718)	6,019
Total expenses	386,561	17,737	(11,718)	392,580
Other income (expense)
Net realized and unrealized gains (losses) on investments	2,303	—	(4,910)	(2,607)
Interest and dividend income	1,602	—	(258)	1,344
Interest expense	(6,815)	—	—	(6,815)
Other income (expense), net	(6,337)	—	8,540	2,203
Net realized and unrealized gains on investments of the Consolidated Funds	—	9,850	8,121	17,971
Interest and other income of the Consolidated Funds	—	126,100	(9,519)	116,581
Interest expense of the Consolidated Funds	—	(67,818)	1,496	(66,322)
Total other income (expense)	(9,247)	68,132	3,470	62,355
Income before taxes	116,897	50,395	(7,651)	159,641
Income tax expense	18,197	117	—	18,314
Net income	98,700	50,278	(7,651)	141,327
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,007)	—	—	(1,007)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	50,278	(7,651)	42,627
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	52,162	—	—	52,162
Net income attributable to Ares Management Corporation	47,545	—	—	47,545
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$42,120	$—	$—	$42,120

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees (includes ARCC Part I Fees of $126,872)	$856,751	$—	$(33,601)	$823,150
Carried interest allocation	241,380	—	—	241,380
Incentive fees	4,206	—	70	4,276
Principal investment income (loss)	(24,951)	—	33,281	8,330
Administrative, transaction and other fees	41,146	—	(12,249)	28,897
Total revenues	1,118,532	—	(12,499)	1,106,033
Expenses
Compensation and benefits	559,482	—	—	559,482
Performance related compensation	191,565	—	—	191,565
General, administrative and other expense	190,353	—	—	190,353
Expenses of the Consolidated Funds	—	50,237	(33,531)	16,706
Total expenses	941,400	50,237	(33,531)	958,106
Other income (expense)
Net realized and unrealized losses on investments	(25,360)	—	15,009	(10,351)
Interest and dividend income	8,102	—	(2,990)	5,112
Interest expense	(18,203)	—	—	(18,203)
Other income, net	1,100	—	8,748	9,848
Net realized and unrealized losses on investments of the Consolidated Funds	—	(148,826)	(4,442)	(153,268)
Interest and other income of the Consolidated Funds	—	355,639	(9,519)	346,120
Interest expense of the Consolidated Funds	—	(227,532)	4,672	(222,860)
Total other expense	(34,361)	(20,719)	11,478	(43,602)
Income (loss) before taxes	142,771	(70,956)	32,510	104,325
Income tax expense	21,972	147	—	22,119
Net income (loss)	120,799	(71,103)	32,510	82,206
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,007)	—	—	(1,007)
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(71,103)	32,510	(38,593)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	48,926	—	—	48,926
Net income attributable to Ares Management Corporation	72,880	—	—	72,880
Less: Series A Preferred Stock dividends paid	16,275	—	—	16,275
Net income attributable to Ares Management Corporation Class A common stockholders	$56,605	$—	$—	$56,605

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$120,799	$(71,103)	$32,510	$82,206
Adjustments to reconcile net income to net cash used in operating activities	207,358	—	(22,772)	184,586
Adjustments to reconcile net loss to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(733,607)	(32,792)	(766,399)
Cash flows due to changes in operating assets and liabilities	152,691	—	(6,989)	145,702
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:	—	105,992	260,375	366,367
Net cash provided by (used in) operating activities	480,848	(698,718)	230,332	12,462
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(8,608)	—	—	(8,608)
Acquisitions, net of cash acquired	(117,829)	—	—	(117,829)
Net cash used in investing activities	(126,437)	—	—	(126,437)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,154	—	—	383,154
Proceeds from credit facility	790,000	—	—	790,000
Proceeds from senior notes	399,084	—	—	399,084
Repayments of credit facility	(860,000)	—	—	(860,000)
Dividends and distributions	(334,957)	—	—	(334,957)
Series A Preferred Stock dividends	(16,275)	—	—	(16,275)
Stock option exercises	78,959	—	—	78,959
Taxes paid related to net share settlement of equity awards	(75,657)	—	—	(75,657)
Other financing activities	(4,137)	—	—	(4,137)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	138,760	(15,047)	123,713
Distributions to non-controlling interests in Consolidated Funds	—	(195,598)	25,851	(169,747)
Borrowings under loan obligations by Consolidated Funds	—	618,207	—	618,207
Repayments under loan obligations by Consolidated Funds	—	(104,794)	—	(104,794)
Net cash provided by financing activities	360,171	456,575	10,804	827,550
Effect of exchange rate changes	15,786	1,007	—	16,793
Net change in cash and cash equivalents	730,368	(241,136)	241,136	730,368
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$868,752	$365,185	$(365,185)	$868,752
Supplemental disclosure of non-cash financing activities
Issuance of Class A common stock in connection with acquisitions	$305,338	$—	$—	$305,338

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$246,451	$40,008	$1,870	$288,329
Adjustments to reconcile net income to net cash used in operating activities	49,996	—	9,740	59,736
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,913,517)	86,907	(1,826,610)
Cash flows due to changes in operating assets and liabilities	18,855	—	183	19,038
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:	—	(29,418)	(191,159)	(220,577)
Net cash provided by (used in) operating activities	315,302	(1,902,927)	(92,459)	(1,680,084)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net	(12,073)	—	—	(12,073)
Net cash used in investing activities	(12,073)	—	—	(12,073)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	206,705	—	—	206,705
Proceeds from credit facility	265,000	—	—	265,000
Repayments of credit facility	(500,000)	—	—	(500,000)
Dividends and distributions	(238,301)	—	—	(238,301)
Series A Preferred Stock dividends	(16,275)	—	—	(16,275)
Repurchases of Class A common stock	(10,449)	—	—	(10,449)
Stock option exercises	83,090	—	—	83,090
Taxes paid related to net share settlement of equity awards	(32,022)	—	—	(32,022)
Other financing activities	(3,240)	—	—	(3,240)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	281,305	(116,415)	164,890
Distributions to non-controlling interests in Consolidated Funds	—	(78,220)	12,645	(65,575)
Borrowings under loan obligations by Consolidated Funds	—	2,487,112	(4,771)	2,482,341
Repayments under loan obligations by Consolidated Funds	—	(595,517)	10,021	(585,496)
Net cash provided by (used in) financing activities	(245,492)	2,094,680	(98,520)	1,750,668
Effect of exchange rate changes	(15,781)	(774)	—	(16,555)
Net change in cash and cash equivalents	41,956	190,979	(190,979)	41,956
Cash and cash equivalents, beginning of period	110,247	384,644	(384,644)	110,247
Cash and cash equivalents, end of period	$152,203	$575,623	$(575,623)	$152,203

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2020 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2020, the Company's board of directors declared a quarterly dividend of $0.40 per share of Class A common stock payable on December 31, 2020 to common stockholders of record at the close of business on December 17, 2020.

In October 2020, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on December 31, 2020 to preferred stockholders of record at the close of business on December 15, 2020.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of September 30, 2020, approximately 68% of our AUM were in funds with a remaining contractual life of three years or more, approximately 74% of our AUM were in funds with an initial duration greater than seven years at time of closing and 90% of our management fees were derived from permanent capital vehicles, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

Following a historic decline due to the effects of the COVID-19 pandemic, global capital markets continued to rally in the third quarter of 2020 as investor sentiment was encouraged by global central bank support, improving economic data and optimism surrounding vaccine development to combat COVID-19. In the U.S., corporate credit spreads continued to tighten amidst larger gains in the equity markets, economic data showing signs of stabilization and the Federal Reserve’s secondary market corporate bond purchasing support programs. Specifically, the Credit Suisse Leveraged Loan Index ("CSLLI"), a leveraged loan index, returned 4.1% in the third quarter and a negative 0.8% for the year-to-date period, while the ICE BAML High Yield Master II Index, a high yield bond index, returned 4.7% in the third quarter and a negative 0.3% for the year-to-date period.

European credit markets experienced similar results, as European high yield and leveraged loan markets recovered alongside the broader global financial markets. Spreads continued to tighten since the widening seen during March. Performance was driven by, among other things, continued investor confidence in a market revival amidst the European Central Bank’s expansion of its asset-buying program, which increased bond purchases and extended the purchase horizon. The Credit Suisse Western European Leveraged Loan Index returned 2.8% in the third quarter and a negative 1.1% for the year-to-date period, while the ICE BAML European Currency High Yield Index returned 2.6% in the third quarter and a negative 2.5% for the year-to-date period.

Equity markets continued to recover during the quarter, with year-to-date performance in the U.S. equity markets in positive territory for the first time since the initial onset of the pandemic. In the U.S., the S&P 500 returned 8.9% in the third quarter and 5.6% for the year-to-date period. Outside the U.S., the MSCI All Country World ex USA Index returned 6.3% in the third quarter and a negative 5.4% for the year-to-date period.

Corporate performance and earnings across many industries continue to be impacted by COVID-19. While certain industries and companies have demonstrated resilience in the current environment, and in some cases, are experiencing positive trends, others have been negatively affected. We believe the market continues to experience a bifurcation between companies that can access the public markets versus those who cannot, creating an opportunity for our funds to provide flexible solutions.

While economies are continuing the gradual re-opening across Europe and the U.S., real estate fundamentals remain depressed following the widespread lockdowns. Certain indications of asset-level distress have appeared including a rise in commercial mortgage backed securities delinquencies, primarily driven by retail and hotel properties. At the same time, rent collection rates for industrial, office, and residential properties, bolstered by government stimulus plans, are continuing to exceed expectations.

European and U.S. publicly-traded real estate investment trusts (“REITs”) rose over the third quarter. In the U.S., the FTSE NAREIT All Equity REITs Index returned 0.4% in the third quarter and a negative 14.6% for the year-to-date period. In Europe, the FTSE EPRA/NAREIT Developed Europe Index returned 0.7% for the third quarter and a negative 22.2% for the year-to-date period.

Recent Transactions

On July 1, 2020, we completed an acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries ("SSG") in accordance with the purchase agreement entered into on January 21, 2020 ("SSG Acquisition"). Following the acquisition, SSG began operating under the Ares SSG brand and its results are presented within Strategic Initiatives. Strategic Initiatives represents operating segments and strategic investments that are seeking to broaden our distribution channels or expand our access to global markets.

On September 30, 2020, a subsidiary of Ares entered into a definitive agreement to acquire all outstanding common shares of F&G Reinsurance Ltd (“F&G Re”). F&G Re is a Bermuda-domiciled life and annuity reinsurer with approximately $2 billion in invested assets as of June 30, 2020. Following closing, F&G Re expects to continue to operate as a reinsurance company under the Aspida brand. The transaction is subject to customary closing conditions.

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

The tables below present rollforwards of our total AUM by segment:

($ in millions)	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total AUM
Balance at 6/30/2020	$117,413	$26,602	$14,395	$—	$158,410
Acquisitions	—	—	—	6,871	6,871
Net new par/equity commitments	10,111	475	26	190	10,802
Net new debt commitments	1,701	—	23	—	1,724
Capital reductions	(206)	(18)	(186)	—	(410)
Distributions	(568)	(1,066)	(161)	(122)	(1,917)
Redemptions	(301)	(5)	—	—	(306)
Change in fund value	3,078	702	282	1	4,063
Balance at 9/30/2020	$131,228	$26,690	$14,379	$6,940	$179,237
Average AUM(1)	$124,323	$26,647	$14,388	$6,906	$172,264

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total AUM
Balance at 6/30/2019	$105,505	$24,735	$11,868	$—	$142,108
Net new par/equity commitments	593	267	953	—	1,813
Net new debt commitments	1,704	25	—	—	1,729
Capital reductions	(320)	—	—	—	(320)
Distributions	(542)	(80)	(331)	—	(953)
Redemptions	(311)	—	—	—	(311)
Change in fund value	(327)	568	(9)	—	232
Balance at 9/30/2019	$106,302	$25,515	$12,481	—	$144,298
Average AUM(1)	$105,905	$25,126	$12,176	$—	$143,207

(1) Represents a two-point average of quarter-end balances for each period; except for Strategic Initiatives, which represents the average calculated using AUM on the date of the SSG Acquisition and September 30, 2020.

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total AUM
Balance at 12/31/2019	$110,543	$25,166	$13,207	$—	$148,916
Acquisitions	2,693	—	—	6,871	9,564
Net new par/equity commitments	14,257	5,593	1,992	190	22,032
Net new debt commitments	5,704	—	287	—	5,991
Capital reductions	(350)	(133)	(222)	—	(705)
Distributions	(1,905)	(3,293)	(993)	(122)	(6,313)
Redemptions	(1,592)	(5)	—	—	(1,597)
Change in fund value	1,878	(638)	108	1	1,349
Balance at 9/30/2020	$131,228	$26,690	$14,379	$6,940	$179,237
Average AUM(1)	$117,924	$25,119	$14,024	$6,906	$163,973

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total AUM
Balance at 12/31/2018	$95,836	$23,487	$11,340	$—	$130,663
Net new par/equity commitments	5,507	1,295	1,569	—	8,371
Net new debt commitments	8,009	25	583	—	8,617
Capital reductions	(1,207)	(5)	(89)	—	(1,301)
Distributions	(1,628)	(1,275)	(1,230)	—	(4,133)
Redemptions	(2,060)	—	—	—	(2,060)
Change in fund value	1,845	1,988	308	—	4,141
Balance at 9/30/2019	$106,302	$25,515	$12,481	$—	$144,298
Average AUM(1)	$102,180	$24,379	$11,875	$—	$138,434

(1) Represents a four-point average of quarter-end balances for each period; except for Strategic Initiatives, which represents the average calculated using AUM on the date of the SSG Acquisition and September 30, 2020.

The components of our AUM are presented below as of ($ in billions):

AUM: $179.2	AUM: $144.3

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $8.5 billion and $7.6 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2020 and 2019, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.

Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment:

($ in millions)	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
FPAUM Balance at 6/30/2020	$78,744	$17,473	$9,331	$—	$105,548
Acquisitions	—	—	—	4,183	4,183
Commitments	323	210	43	—	576
Subscriptions/deployment/increase in leverage	2,152	310	76	278	2,816
Capital reductions	(547)	—	(2)	(22)	(571)
Distributions	(686)	(219)	(85)	(174)	(1,164)
Redemptions	(281)	—	—	—	(281)
Change in fund value	1,600	(33)	156	—	1,723
Change in fee basis	—	(22)	(86)	24	(84)
FPAUM Balance at 9/30/2020	$81,305	$17,719	$9,433	$4,289	$112,746
Average FPAUM(1)	$80,027	$17,596	$9,383	$4,236	$111,242

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
FPAUM Balance at 6/30/2019	$64,763	$17,188	$7,463	$—	$89,414
Commitments	690	161	426	—	1,277
Subscriptions/deployment/increase in leverage	4,769	174	275	—	5,218
Capital reductions	(53)	—	(74)	—	(127)
Distributions	(621)	—	(160)	—	(781)
Redemptions	(297)	—	—	—	(297)
Change in fund value	(270)	(4)	(96)	—	(370)
Change in fee basis	—	(599)	(418)	—	(1,017)
FPAUM Balance at 9/30/2019	$68,981	$16,920	$7,416	$—	$93,317
Average FPAUM(1)	$66,873	$17,056	$7,440	$—	$91,369

(1) Represents a two-point average of quarter-end balances for each period; except for Strategic Initiatives, which represents the average calculated using FPAUM on the date of the SSG Acquisition and September 30, 2020.

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
FPAUM Balance at 12/31/2019	$71,880	$17,040	$7,963	$—	$96,883
Acquisitions	2,596	—	—	4,183	6,779
Commitments	2,844	210	1,541	—	4,595
Subscriptions/deployment/increase in leverage	9,691	1,330	608	278	11,907
Capital reductions	(1,519)	—	(49)	(22)	(1,590)
Distributions	(2,866)	(801)	(394)	(174)	(4,235)
Redemptions	(1,605)	—	—	—	(1,605)
Change in fund value	324	(39)	161	—	446
Change in fee basis	(40)	(21)	(397)	24	(434)
FPAUM Balance at 9/30/2020	$81,305	$17,719	$9,433	$4,289	$112,746
Average FPAUM(1)	$76,922	$17,313	$8,987	$4,236	$107,458

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
FPAUM Balance at 12/31/2018	$57,847	$17,071	$6,952	$—	$81,870
Commitments	4,098	242	790	—	5,130
Subscriptions/deployment/increase in leverage	11,396	675	835	—	12,906
Capital reductions	(1,281)	(8)	(142)	—	(1,431)
Distributions	(1,793)	(462)	(503)	—	(2,758)
Redemptions	(2,352)	—	—	—	(2,352)
Change in fund value	1,200	1	(98)	—	1,103
Change in fee basis	(134)	(599)	(418)	—	(1,151)
FPAUM Balance at 9/30/2019	$68,981	$16,920	$7,416	$—	$93,317
Average FPAUM(1)	$63,631	$17,125	$7,202	$—	$87,958

(1) Represents a four-point average of quarter-end balances for each period; except for Strategic Initiatives, which represents the average calculated using FPAUM on the date of the SSG Acquisition and September 30, 2020.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $112.7	FPAUM: $93.3

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $20.3 billion and $18.0 billion from funds that primarily invest in illiquid strategies as of September 30, 2020 and 2019, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Private Equity	Real Estate	Strategic Initiatives

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Available Capital
$52.5
$3.7
$6.0
$8.3
$34.5
$33.8
$5.1
$4.3
$24.4
9/30/2020
9/30/2019

AUM Not Yet Paying Fees
$39.3
$2.3
$2.4
$6.2
$28.4
$26.4
$2.6
$2.1
$21.7
9/30/2020
9/30/2019

Credit	Private Equity	Real Estate	Strategic Initiatives

Management Fees Fund Duration

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended September 30, 2020 and 2019, 77% and 82%, respectively, of our segment management fees were attributable to funds with three or more years in duration. The charts below present the composition of our segment management fees by the initial fund duration:

Permanent Capital	10 or more years	7 to 9 years	3 to 6 years	Fewer than 3 years	Differentiated Managed Accounts(1)	Managed Accounts

(1) Differentiated managed accounts have been managed by the Company for longer than three years, are investing in illiquid strategies or are co-investments structured to pay management fees.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds are those that contributed at least 1% of our total management fees or represented at least 1% of the Company’s total FPAUM for the past two consecutive reporting periods, and where we have sole discretion for investment decisions within the fund. In addition to management fees, each of our significant funds may generate performance income upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
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

To further facilitate an understanding of the impact a significant fund may have on our results, we present our drawdown funds as either funds harvesting investments or funds deploying capital to indicate the fund's stage in its life cycle. A fund harvesting investments indicates a fund is generally not seeking to deploy capital into new investment opportunities, while a fund deploying capital is generally seeking new investment opportunities.

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 7% of our AUM as of September 30, 2020, 4% of our management fees and less than 1% of our carried interest and incentive fees for the nine months ended September 30, 2020. As of September 30, 2020, we consolidated 21 CLOs and seven private funds, and as of September 30, 2019, we consolidated 15 CLOs and eight private funds.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2020, one entity was liquidated/dissolved and no entities experienced a significant change in ownership that resulted in deconsolidation of the fund or CLO during each of the periods. During the nine months ended September 30, 2019, two entities were liquidated/dissolved and two entities experienced a significant change in ownership that resulted in deconsolidation of the fund or CLO during each of the periods.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 15. Consolidation” to our condensed consolidated financial statements included herein.

Results of Operations
Consolidated Results of Operations
We consolidate funds where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on net income attributable to us for the periods presented. As such, we separate the analysis of the Consolidated Funds and evaluate that activity in total. The following table and discussion sets forth information regarding our consolidated results of operations:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Management fees (includes ARCC Part I Fees of $41,643, $126,872 and $38,786, $116,336 for the three and nine months ended September 30, 2020 and 2019, respectively)	$292,434	$251,591	$40,843	16%	$823,150	$714,096	$109,054	15%
Carried interest allocation	168,978	186,803	(17,825)	(10)	241,380	503,808	(262,428)	(52)
Incentive fees	7,194	1,712	5,482	NM	4,276	28,747	(24,471)	(85)
Principal investment income	11,408	11,389	19	0	8,330	45,992	(37,662)	(82)
Administrative, transaction and other fees	9,852	14,995	(5,143)	(34)	28,897	35,866	(6,969)	(19)
Total revenues	489,866	466,490	23,376	5	1,106,033	1,328,509	(222,476)	(17)
Expenses
Compensation and benefits	194,267	166,216	(28,051)	(17)	559,482	485,232	(74,250)	(15)
Performance related compensation	122,356	139,216	16,860	12	191,565	388,424	196,859	51
General, administrative and other expenses	69,938	79,385	9,447	12	190,353	195,988	5,635	3
Expenses of Consolidated Funds	6,019	10,884	4,865	45	16,706	30,865	14,159	46
Total expenses	392,580	395,701	3,121	1	958,106	1,100,509	142,403	13
Other income (expense)
Net realized and unrealized gains (losses) on investments	(2,607)	1,522	(4,129)	NM	(10,351)	5,519	(15,870)	NM
Interest and dividend income	1,344	2,030	(686)	(34)	5,112	5,526	(414)	(7)
Interest expense	(6,815)	(4,691)	(2,124)	(45)	(18,203)	(16,073)	(2,130)	(13)
Other income (expense), net	2,203	(1,870)	4,073	NM	9,848	(1,570)	11,418	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	17,971	(992)	18,963	NM	(153,268)	3,256	(156,524)	NM
Interest and other income of Consolidated Funds	116,581	107,922	8,659	8	346,120	303,312	42,808	14
Interest expense of Consolidated Funds	(66,322)	(71,134)	4,812	7	(222,860)	(204,051)	(18,809)	(9)
Total other income (expense)	62,355	32,787	29,568	90	(43,602)	95,919	(139,521)	NM
Income before taxes	159,641	103,576	56,065	54	104,325	323,919	(219,594)	(68)
Income tax expense	18,314	11,701	(6,613)	(57)	22,119	35,590	13,471	38
Net income	141,327	91,875	49,452	54	82,206	288,329	(206,123)	(71)
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,007)	—	(1,007)	NM	(1,007)	—	(1,007)	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	42,627	15,908	26,719	168	(38,593)	41,878	(80,471)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	52,162	42,636	9,526	22	48,926	136,032	(87,106)	(64)
Net income attributable to Ares Management Corporation	47,545	33,331	14,214	43	72,880	110,419	(37,539)	(34)
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—	16,275	16,275	—	—
Net income attributable to Ares Management Corporation Class A common stockholders	$42,120	$27,906	14,214	51	$56,605	$94,144	(37,539)	(40)

NM - Not Meaningful

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Consolidated Results of Operations of the Company
Management Fees. Total management fees increased by $40.8 million, or 16%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $109.1 million, or 15%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were primarily due to the Credit Group, driven by an increase in ARCC Part I Fees and by higher FPAUM from capital deployments in direct lending funds. In connection with the SSG Acquisition, management fees increased by $16.7 million, of which our proportionate share is included in Strategic Initiatives. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation decreased by $17.8 million, or 10%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $262.4 million, or 52%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The activity was principally composed of the following:

($ in millions)	Three months ended September 30, 2020	Primary Drivers	Three months ended September 30, 2019	Primary Drivers
Credit funds	$62.9
Four direct lending funds and one alternative credit fund with $11.1 billion of IGAUM generating returns in excess of their hurdle rates. Ares Private Credit Solutions, L.P. ("PCS") and Ares Capital Europe IV L.P. ("ACE IV") generated carried interest allocation of $19.4 million and $17.6 million, respectively, that was driven by net investment income on an increasing invested capital base. An alternative credit fund generated carried interest allocation of $9.7 million primarily driven by net investment income during the period. Ares Capital Europe III, L.P. (“ACE III”) generated carried interest allocation of $9.4 million primarily due to a partial recovery of unrealized losses related to market volatility driven by the COVID-19 pandemic.
			$25.2
10 direct lending funds with $8.9 billion of IGAUM generating returns in excess of their hurdle rates, primarily from PCS, ACE III and ACE IV that generated $7.2 million, $5.5 million and $14.0 million of carried interest allocation during the period, respectively.

Private equity funds	82.0	Ares Corporate Opportunities Fund IV, L.P. ("ACOF IV") generated carried interest allocation of $43.7 million primarily driven by market appreciation of its investment in The AZEK Company ("AZEK") following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $24.2 million for Ares Special Opportunities Fund, L.P. ("ASOF"). The market appreciation was driven by the recovery of investment valuations from the market lows from the COVID-19 pandemic.	146.3
Market appreciation across several Ares Corporate Opportunities Fund V, L.P. ("ACOF V") portfolio companies; and market appreciation of ACOF III investments in Floor & Decor Holdings, Inc. ("FND") and a professional service company resulting from a pending sale of the company which closed in the fourth quarter of 2019.

Real estate funds	24.1	Market appreciation from properties within real estate equity funds that was driven by the recovery of valuations from the market lows from the COVID-19 pandemic, primarily from two of our U.S. real estate equity funds and Ares European Real Estate Fund IV, L.P. ("EF IV") in the amount of $9.1 million and $11.2 million, respectively.	15.3	Market appreciation from multiple properties within three of our U.S. real estate equity funds, EF IV and a certain European real estate equity fund.
Carried interest allocation	$169.0		$186.8

($ in millions)	Nine months ended September 30, 2020	Primary Drivers	Nine months ended September 30, 2019	Primary Drivers
Credit funds	$77.9
Four direct lending funds and one alternative credit fund with $8.9 billion of IGAUM generating returns in excess of their hurdle rates. PCS and ACE IV generated carried interest allocation of $25.7 million and $34.1 million, respectively, driven by net investment income on an increasing invested capital base that was partially offset by net unrealized losses on investments that were primarily incurred during the first quarter of 2020 due to the market volatility driven by the COVID-19 pandemic. An alternative credit fund generated carried interest allocation of $10.1 million primarily driven by net investment income during the period.
			$97.9	10 direct lending funds with $8.9 billion of IGAUM generating returns in excess of their hurdle rates, primarily from PCS, ACE III and ACE IV that generated $23.6 million, $25.4 million and $33.7 million of carried interest allocation during the period, respectively.
Private equity funds	152.6
ACOF IV generated carried interest allocation of $199.7 million primarily due to market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $53.1 million for ASOF. Market depreciation across several investments led to the reversal of unrealized carried interest allocation of $75.1 million for ACOF V and $27.4 million for Ares Energy Opportunities Fund, L.P. ("AEOF"). The market depreciation for investments of these funds was driven by depressed prices in the energy market.
			355.5	Market appreciation of ACOF III's investments in FND and a professional service company resulting from a pending sale of this company; increased fair value of ACOF IV investment in a professional services company resulting from a pending sale of the company which closed in the fourth quarter of 2019; and market appreciation across several ACOF IV and ACOF V portfolio companies.
Real estate funds	10.9	Market appreciation from properties within real estate equity funds that was driven by the recovery of valuations from the market lows from the COVID-19 pandemic. In addition, there were gains generated in multiple funds resulting from the sale of a pan-European logistics portfolio at a higher price than the December 31, 2019 price. This activity was offset by net market depreciation that led to the reversal of unrealized carried interest allocation, primarily from US Real Estate Fund IX, L.P. ("US IX") and EF IV in the amount of $6.8 million and $4.6 million, respectively.	50.4	Market appreciation from multiple properties within four of our U.S. real estate equity funds, EF IV and three European real estate equity funds.
Carried interest allocation	$241.4		$503.8

Incentive Fees. Incentive fees increased by $5.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and decreased by $24.5 million, or 85%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The activity was principally composed of the following:

($ in millions)	Three months ended September 30, 2020	Primary Drivers	Three months ended September 30, 2019	Primary Drivers
Credit funds	$7.2	An alternative credit fund with incentive fees that crystallized during the period.	$1.0	An alternative credit fund and a direct lending fund with incentive fees that crystallized during the period.
Real estate funds	—	No activity	0.7	Incentive fees generated from a real estate debt fund.
Incentive fees	$7.2		$1.7

($ in millions)	Nine months ended September 30, 2020	Primary Drivers	Nine months ended September 30, 2019	Primary Drivers
Credit funds	$4.0	An alternative credit fund with incentive fees that crystallized during the period, offset by a one-time reversal of incentive fees following management's decision to extend the measurement period after the fees were crystallized.	$28.0	16 direct lending funds with incentive fees that crystallized during the period.
Real estate funds	0.3	Incentive fees generated from a real estate debt fund.	0.7	Incentive fees generated from a real estate debt fund.
Incentive fees	$4.3		$28.7

Principal Investment Income. Principal investment income decreased by $37.7 million, or 82%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The COVID-19 pandemic has caused extreme volatility during 2020. The global equity and credit markets experienced significant downturns in the first quarter of 2020 that were largely, but not fully, offset by a recovery in the second and third quarters. The three and nine months ended September 30, 2020 also included gains from a higher fair value of our investments in ACOF IV primarily from the market appreciation and partial sale of AZEK and in an infrastructure and power fund primarily from the market appreciation and sale of an investment in a wind project. The three and nine months ended September 30, 2019 included gains from a higher fair value of our investment in ACOF IV largely driven by the pending sale of ACOF IV's investment in National Veterinary Associates ("NVA"), which closed in the first quarter of 2020. The nine months ended September 30, 2019 also included gains from a higher fair value of our investment in ACOF III predominantly from the market appreciation of FND.

Compensation and Benefits. Compensation and benefits increased by $28.1 million, or 17%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $74.3 million, or 15%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were primarily driven by headcount growth, merit increases and equity compensation increases for the comparative periods. Average headcount for the year-to-date period increased by 20% to 1,336 professionals for the 2020 period from 1,115 professionals for the same period in the prior year.
Equity compensation expense increased by $7.9 million and $17.6 million for the three and nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, respectively, primarily due to an increase from discretionary merit-based awards of $4.7 million and $13.5 million for the three and nine month comparative period. Additional expense incurred from restricted units awarded as part of the annual bonus program increased by $2.7 million and $9.0 million for the three and nine month comparative period, driven by headcount growth and a change in vesting schedule from a four-year service period to a three-year service period. The nine month period also included $3.7 million of accelerated expense from the vesting of certain restricted units granted to our Chief Executive Officer as a result of the achievement of the first performance condition and a reduction of $8.3 million of expense resulting from the final vesting of the initial public offering awards in the second quarter of 2019.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment."
Performance Related Compensation. Performance related compensation decreased by $16.9 million, or 12%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $196.9 million, or

51%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $9.4 million, or 12%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $5.6 million, or 3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily driven by the non-cash impairment charge of $20.0 million that was recognized during the third quarter of 2019 related to certain intangible assets that were recorded as part of our acquisition of the Energy Investor Funds, offset by additional amortization expense of $8.9 million related to the intangible assets that were recorded as part of the SSG Acquisition during the third quarter of 2020.

The three and nine month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second and third quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $7.6 million and $14.1 million for the quarterly and year-to-date periods ended September 30, 2020, respectively, when compared to the same periods in 2019.

Certain expenses have also increased during the current periods, including occupancy costs to support our growing headcount, information services and communication costs to support the expansion of our business and information technology to support our modified remote working environment. Collectively, these expenses increased by $3.2 million and $7.7 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. During the third quarter of 2020, we also recorded $3.8 million in one-time expenses related to expense concessions made to a limited number of funds. Placement fees for the nine months ended September 30, 2020 also increased by $5.8 million primarily due to new commitments to our third U.S. opportunistic real estate equity fund and fifth flagship European direct lending fund.

During the second quarter of 2020, we received insurance proceeds of $2.5 million in connection with the previously disclosed SEC matter. For the nine months ended September 30, 2020, we recorded net expenses of $1.0 million in connection with this matter that included a civil penalty of $1.0 million.

While the timing of recovery is uncertain, we expect that future periods will continue to be impacted similarly until we return to pre-pandemic working conditions.

Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments decreased by $4.1 million to a $2.6 million loss for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $15.9 million to a $10.4 million loss for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The activity for the three months ended September 30, 2020 was primarily attributable to unrealized losses of certain strategic initiative related investments. The unrealized loss was partially offset by unrealized gains from CLO securities due to prices rebounding from the market lows that were driven by the COVID-19 pandemic. The activity for the nine months ended September 30, 2020 was primarily attributable to an unrealized loss from market depreciation of properties held by an investment vehicle in our U.S. real estate equity strategy, to net unrealized losses from CLO securities driven by the COVID-19 pandemic and unrealized losses of certain strategic initiative related investments. The activity in the prior year was primarily attributable to net gains from CLO securities that rebounded from the market dislocation at the end of 2018 and from our foreign currency forward contracts to hedge against foreign currency exchange rate risk on certain non-U.S. dollar denominated cash flows.

Interest Expense. Interest expense increased by $2.1 million, or 45%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $2.1 million, or 13%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The issuance of the 2030 Senior Notes late in the second quarter of 2020 increased interest expense by $3.4 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. The increase was partially offset by a lower average outstanding balance of the Credit Facility during 2020 when compared to 2019.
Other Income (Expense), Net. Other income (expense), net is principally composed of transaction gains (losses) associated with currency fluctuations for our businesses domiciled outside of the U.S. and is based on the fluctuations in currency rates primarily between the U.S. dollar against the British pound and the Euro.
Income Tax Expense. Ares Management Corporation ("AMC") is a corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local corporate income taxes at the entity level on its share of net taxable income. In addition, the AOG entities and certain of AMC's subsidiaries operate in the United States as partnerships or disregarded entities for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes. Our effective tax rate is impacted by AMC’s net taxable income and the applicable U.S. federal, state and local income taxes as well as, in some cases, non-U.S. income taxes. Net taxable income is based on AMC’s ownership of the AOG entities and special allocations for preferred units corresponding to the Preferred Stock. As such, our effective tax rate will be directly impacted by changes in AMC’s ownership of the AOG entities and changes to statutory rates in the United States and other non-U.S. jurisdictions and, to a lesser extent, income taxes that are recorded for certain affiliated funds and co-investment entities that are consolidated in our financial results.
Income tax expense increased by $6.6 million, or 57%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and decreased by $13.5 million, or 38%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The changes in the comparative periods are primarily a result of taxable net income allocable to AMC. The weighted average daily ownership for AMC common stockholders increased from 48.2% and 47.5% for the three and nine months ended September 30, 2019 to 55.6% and 53.3% for the three and nine months ended September 30, 2020. The increases were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards, issuance of stock in connection with the SSG Acquisition and by our Offering that occurred after September 30, 2019.
Redeemable and Non-Controlling Interests. Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the owners of AOG Units that are not held by AMC. In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in certain AOG entities that is reflected as redeemable interest in AOG entities. Net loss attributable to redeemable interest in AOG entities is allocated based on the ownership percentage for periods presented.
Net income (loss) attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and to Crestline Denali Class B membership interests based on the activity of those financial interests. For the three and nine months ended September 30, 2020, net income of $2.9 million and net loss of $12.3 million, respectively, was also allocated to the Crestline Denali Class B membership interests related to the gains and losses from those CLO securities held.
Net income attributable to non-controlling interests in Ares Operating Group entities increased by $9.5 million, or 22%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and decreased by $87.1 million, or 64%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The changes in the comparative periods are a result of the respective changes in income before taxes and weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 51.8% and 52.5% for the three and nine months ended September 30, 2019 to 44.4% and 46.7% for the three and nine months ended September 30, 2020.

Consolidated Results of Operations of the Consolidated Funds

The following table presents the results of operations of the Consolidated Funds:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Expenses of the Consolidated Funds	$(6,019)	$(10,884)	$4,865	45%	$(16,706)	$(30,865)	$14,159	46%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	17,971	(992)	18,963	NM	(153,268)	3,256	(156,524)	NM
Interest and other income of Consolidated Funds	116,581	107,922	8,659	8	346,120	303,312	42,808	14
Interest expense of Consolidated Funds	(66,322)	(71,134)	4,812	7	(222,860)	(204,051)	(18,809)	(9)
Income (loss) before taxes	62,211	24,912	37,299	150	(46,714)	71,652	(118,366)	NM
Income tax benefit (expense) of Consolidated Funds	(117)	(146)	29	20	(147)	700	(847)	NM
Net income (loss)	62,094	24,766	37,328	151	(46,861)	72,352	(119,213)	NM
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	22,839	11,256	11,583	103	12,499	30,456	(17,957)	(59)
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation	(3,372)	(2,398)	(974)	(41)	(20,767)	18	(20,785)	NM
Net income (loss) attributable to non-controlling interests in Consolidated Funds	$42,627	$15,908	26,719	168	$(38,593)	$41,878	(80,471)	NM

NM - Not Meaningful
The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. For the nine months ended September 30, 2020, the expenses were primarily driven by the issuance of a new European CLO. For the nine months ended September 30, 2019, the expenses were primarily driven by the issuance of two European CLOs and two U.S. CLOs. Net realized and unrealized gains fluctuated for the comparative periods, primarily due to a significant change in the value of loans held by the CLOs. The CSLLI returned 4.1% and a negative 0.8% for the third quarter and year-to-date period for 2020, respectively, primarily due to the uncertainty associated with the COVID-19 pandemic. The increase in interest and other income and in interest expense was attributable to the net increase of six CLOs that we began consolidating subsequent to September 30, 2019, resulting in additional interest paying loans and interest expense from debt issued.

Revenues and other income (expense) attributable to AMC represents management fees, incentive fees, principal investment income and administrative, transaction and other fees that are eliminated from the respective components of AMC's results upon consolidation. The decrease for the three and nine month comparative periods for other income (expense) was primarily due to the price fluctuations associated with the COVID-19 pandemic mentioned above. The decrease was partially offset by management fees that increased due to the net increase of five consolidated CLOs and private funds and to administrative fees that increased due to the renegotiation of an administrative fee agreement with ACF during the third quarter of 2019. The renegotiated administration fee allowed for more operating expenses to be reimbursed but eliminated the management fee paid by the fund to us.

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
Discussed below are our results of operations for our reportable segments. We separately discuss our OMG. This information is used by our management to make operating decisions, assess performance and allocate resources.

FRE, RI and Other Measures
FRE and RI are non-GAAP financial measures our management uses when making resource deployment decisions and in assessing performance of our segments. For definitions of each of these non-GAAP financial measures see the Glossary. The following table sets forth FRE and RI by segment:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings:
Credit Group	$125,107	$103,062	$22,045	21%	$354,964	$293,181	$61,783	21%
Private Equity Group	27,429	29,926	(2,497)	(8)	81,319	82,028	(709)	(1)
Real Estate Group	7,794	9,152	(1,358)	(15)	24,831	22,386	2,445	11
Strategic Initiatives	7,571	—	7,571	NM	7,571	—	7,571	NM
Operations Management Group	(61,070)	(55,466)	(5,604)	(10)	(171,793)	(162,627)	(9,166)	(6)
Fee Related Earnings	$106,831	$86,674	20,157	23	$296,892	$234,968	61,924	26
Realized Income:
Credit Group	$127,667	$108,986	$18,681	17%	$364,839	$319,039	$45,800	14%
Private Equity Group	65,342	28,780	36,562	127	166,963	104,348	62,615	60
Real Estate Group	8,275	16,653	(8,378)	(50)	36,502	37,933	(1,431)	(4)
Strategic Initiatives	6,838	—	6,838	NM	6,838	—	6,838	NM
Operations Management Group	(61,714)	(56,012)	(5,702)	(10)	(179,341)	(163,970)	(15,371)	(9)
Realized Income	$146,408	$98,407	48,001	49	$395,801	$297,350	98,451	33

NM - Not Meaningful
Reconciliation of Consolidated GAAP Financial Measures to Certain Non-GAAP Measures
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2020	2019	2020	2019
Income before taxes	$159,641	$103,576	$104,325	$323,919
Adjustments:
Depreciation and amortization expense	14,336	24,564	26,197	35,609
Equity compensation expense	30,336	22,393	91,576	73,974
Acquisition and merger-related expense	3,490	4,777	9,815	10,757
Deferred placement fees	2,942	4,366	18,677	17,319
Other (income) expense, net	9,518	(461)	9,518	(460)
Net (income) expense of non-controlling interests in consolidated subsidiaries	(1,066)	799	15,681	2,608
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(42,744)	(16,054)	38,446	(41,178)
Unconsolidated performance (income) loss - unrealized	(52,488)	(181,174)	77,866	(426,411)
Unconsolidated performance related compensation - unrealized	24,818	137,174	(61,010)	311,936
Unconsolidated net investment (income) loss - unrealized	(2,375)	(1,553)	64,710	(10,723)
Realized Income	146,408	98,407	395,801	297,350
Unconsolidated performance income-realized	(123,265)	(7,314)	(319,660)	(111,881)
Unconsolidated performance related compensation - realized	97,538	2,042	252,575	76,488
Unconsolidated investment income-realized	(13,850)	(6,461)	(31,824)	(26,989)
Fee Related Earnings	$106,831	$86,674	$296,892	$234,968

Results of Operations by Segment

Credit Group—Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Management fees (includes ARCC Part I Fees of $41,643, $126,872 and $38,786, $116,336 for the three and nine months ended September 30, 2020 and 2019, respectively)	$208,371	$178,447	$29,924	17%	$606,596	$513,760	$92,836	18%
Other fees	4,898	5,174	(276)	(5)	12,057	12,179	(122)	(1)
Compensation and benefits	(74,373)	(67,770)	(6,603)	(10)	(222,063)	(193,083)	(28,980)	(15)
General, administrative and other expenses	(13,789)	(12,789)	(1,000)	(8)	(41,626)	(39,675)	(1,951)	(5)
Fee Related Earnings	$125,107	$103,062	22,045	21	$354,964	$293,181	61,783	21

Management Fees. The chart below presents Credit Group management fees and effective management fee rates:

($ in millions)
$208.4
$11.6
$20.5
$41.6
$134.7
$178.4
$0.7
$16.4
$38.8
$122.5
$606.6
$22.7
$58.9
$126.9
$398.1
$513.8
$4.7
$48.6
$116.3
$344.2
Q3 2020
Q3 2019
YTD Q3 2020
YTD Q3 2019

	Q3 2020	Q3 2019	YTD Q3 2020	YTD Q3 2019
Effective management fee rate	1.07%	1.07%	1.04%	1.07%
ARCC Part I Fees' contribution	0.20%	0.23%	0.22%	0.24%

Fees from funds in existence in both periods
ARCC Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q3 2019
Fees from funds dissolved prior to Q3 2020

Management fees on existing direct lending funds increased primarily from deployment of capital, with ACE IV, PCS and Ares Senior Direct Lending Fund L.P. (“SDL”) collectively generating additional fees of $13.3 million and $38.5 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. Management fees from ARCC increased $1.4 million and $10.4 million over the respective periods primarily due to an increase in the average size of ARCC's portfolio, driven by an increase in leverage. ARCC Part I Fees increased primarily due to the expiration of the $10 million quarterly fee waiver at the end of the third quarter of 2019 and was partially offset by a reduction in ARCC's net investment income driven by a decrease in new commitments. The volatility and disruption to the global economy from the COVID-19 pandemic has affected the pace of investment activity. Management fees from CLOs also increased over the respective periods primarily due to the net addition of nine CLOs that earn fees subsequent to the third quarter of 2019.

The decreases in effective management fee rates for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily driven by new U.S. CLOs that have fee rates below 0.50% and deployment in certain alternative credit funds that have fee rates below 1.00%. The decrease for the year-to-date comparative periods was also driven by the decrease in ARCC Part I Fees' contribution to the effective fee rate due to the proportional increase in fees from other credit funds.

Compensation and Benefits. Compensation and benefits increased by $6.6 million, or 10%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $29.0 million, or 15%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were primarily driven by headcount growth as we hired investment professionals to support our growing U.S. and European direct lending and alternative credit platforms. Average headcount for the year-to-date period increased by 8% to 406 investment and investment support professionals for the 2020 period from 375 professionals for the same period in the prior year. The increase was further driven by ARCC Part I Fees compensation increasing by $1.7 million and $6.0 million for the three and nine month comparative period, respectively.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.0 million, or 8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $2.0 million, or 5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were primarily due to $3.2 million in one-time expenses that were recorded in the third quarter of 2020 related to expense concessions made to a limited number of funds. There were also certain expenses that increased during the current periods, including occupancy costs to support the headcount growth, information services and communication costs to support the expansion of the business and information technology to support the modified remote working environment. Collectively, these expenses increased by $0.6 million and $2.0 million for the three and nine month comparative periods, respectively, when compared to the same periods in 2019.

The three and nine month comparative periods were also both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second and third quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $2.9 million and $4.9 million for the for the quarterly and year-to-date periods ended September 30, 2020, respectively, when compared to the same periods in 2019.
Realized Income:

The following table presents the components of the Credit Group's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$125,107	$103,062	$22,045	21%	$354,964	$293,181	$61,783	21%
Performance income-realized	7,069	1,037	6,032	NM	16,085	38,921	(22,836)	(59)
Performance related compensation-realized	(4,131)	(630)	(3,501)	NM	(12,142)	(22,857)	10,715	47
Realized net performance income	2,938	407	2,531	NM	3,943	16,064	(12,121)	(75)
Investment income (loss)-realized	—	114	(114)	(100)	(843)	662	(1,505)	NM
Interest and other investment income-realized	1,962	6,964	(5,002)	(72)	13,166	14,500	(1,334)	(9)
Interest expense	(2,340)	(1,561)	(779)	(50)	(6,391)	(5,368)	(1,023)	(19)
Realized net investment income (loss)	(378)	5,517	(5,895)	NM	5,932	9,794	(3,862)	(39)
Realized Income	$127,667	$108,986	18,681	17	$364,839	$319,039	45,800	14

NM - Not Meaningful

Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income for the three months ended September 30, 2020 was primarily attributable to incentive fees for an alternative credit fund that crystallized during the period. Realized net performance income for the nine months ended September 30, 2020 was also attributable to tax distributions received from ACE III and certain other direct lending funds. During the first quarter of 2020, management elected to extend the measurement period of certain incentive fees that were recognized in 2019. As a result, the performance obligation has no longer been met and achievement is not certain, leading to the one-time reversal of those fees. Realized net performance income was primarily attributable to an alternative credit fund and a direct lending fund during the three months ended September 30, 2019 and 16 direct lending funds during the nine months ended September 30, 2019 with incentive fees that crystallized during the respective periods.
Realized net investment income for the three and nine months ended September 30, 2020 was primarily attributable to interest income generated from our CLO investments and from a term loan investment that was made in the third quarter of 2019 and to investment income related to a distribution from a U.S. direct lending fund. Realized net investment income for the three and nine months ended September 30, 2019 was primarily attributable to interest income generated from our CLO investments and investment income related to distributions from our direct lending funds. Interest income generated from our CLO investments was lower for the three and nine months ended September 30, 2020 compared to the same periods in the prior year primarily due lower cash distributions received in the current year. Our CLO investments are primarily in subordinated notes that do not have contractual interest rates and instead distributions are based on the excess cash flows of the CLOs. The COVID-19 pandemic caused market volatility and lower interest rates, resulting in lower cash flows to be distributed to the subordinated note holders.
Credit Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables, also referred to as accrued performance income, and related performance compensation for the Credit Group:

	As of September 30,			As of December 31,
	2020			2019
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$74,617	$44,770	$29,847	$76,628	$45,977	$30,651
ACE IV	93,803	58,158	35,645	57,388	35,581	21,807
CSF III	14,927	8,956	5,971	13,991	8,394	5,597
PCS	78,139	46,184	31,955	52,029	30,751	21,278
Other credit funds	76,439	45,543	30,896	112,959	65,335	47,624
Total Credit Group	$337,925	$203,611	$134,314	$312,995	$186,038	$126,957

The change in accrued performance income from the prior year end was primarily attributable to the following: (i) a $81.6 million increase in total unrealized carried interest allocation for nine months ended September 30, 2020; offset by (ii) $16.1 million of carried interest allocation and incentive fees realized during the nine months ended September 30, 2020; offset by (iii) $42.7 million of net incentive fees realized in 2019 but for which the cash receipt did not occur until 2020; and (iv) $2.1 million increase in foreign currency translation and other adjustments.

The following tables present the components of the total change in unrealized carried interest allocation and incentive fees for the Credit Group:

	Three months ended September 30, 2020			Three months ended September 30, 2019
($ in thousands)	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACE III	$—	$9,410	$9,410	$—	$5,482	$5,482
ACE IV	—	17,647	17,647	—	14,030	14,030
CSF III	—	572	572	—	(219)	(219)
PCS	—	19,416	19,416	—	7,166	7,166
Other credit funds	7,069	15,806	22,875	1,037	(1,282)	(245)
Total Credit Group	$7,069	$62,851	$69,920	$1,037	$25,177	$26,214

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
($ in thousands)	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACE III	$5,255	$(3,803)	$1,452	$4,706	$20,738	$25,444
ACE IV	—	34,087	34,087	—	33,731	33,731
CSF III	—	936	936	—	2,876	2,876
PCS	—	25,722	25,722	—	23,565	23,565
Other credit funds	10,830	8,588	19,418	34,215	10,803	45,018
Total Credit Group	$16,085	$65,530	$81,615	$38,921	$91,713	$130,634

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group:

($ in millions)	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2020	$25,451	$2,660	$2,812	$8,821	$50,784	$26,885	$117,413
Net new par/equity commitments	19	139	1	1,017	139	8,796	10,111
Net new debt commitments	501	—	—	—	1,200	—	1,701
Capital reductions	(38)	—	—	—	(46)	(122)	(206)
Distributions	(19)	—	(7)	(115)	(239)	(188)	(568)
Redemptions	(64)	(213)	(4)	—	(20)	—	(301)
Change in fund value	304	117	111	381	953	1,212	3,078
Balance at 9/30/2020	$26,154	$2,703	$2,913	$10,104	$52,771	$36,583	$131,228
Average AUM(1)	$25,803	$2,682	$2,863	$9,463	$51,778	$31,734	$124,323

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2019	$20,924	$3,494	$2,497	$7,339	$46,292	$24,959	$105,505
Net new par/equity commitments	95	49	4	81	146	218	593
Net new debt commitments	472	—	—	—	1,232	—	1,704
Capital reductions	(29)	—	—	—	(274)	(17)	(320)
Distributions	(27)	—	—	(88)	(265)	(162)	(542)
Redemptions	(71)	(201)	(14)	—	(25)	—	(311)
Change in fund value	(89)	70	25	(61)	297	(569)	(327)
Balance at 9/30/2019	$21,275	$3,412	$2,512	$7,271	$47,403	$24,429	$106,302
Average AUM(1)	$21,100	$3,453	$2,505	$7,305	$46,848	$24,694	$105,905

(1) Represents a two-point average of quarter-end balances for each period.

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Acquisitions	2,693	—	—	—	—	—	2,693
Net new par/equity commitments	140	367	431	2,874	1,553	8,892	14,257
Net new debt commitments	1,236	—	—	—	3,349	1,119	5,704
Capital reductions	(70)	—	—	—	(128)	(152)	(350)
Distributions	(52)	—	(15)	(299)	(899)	(640)	(1,905)
Redemptions	(241)	(1,093)	(96)	(96)	(66)	—	(1,592)
Change in fund value	128	(63)	(18)	54	531	1,246	1,878
Balance at 9/30/2020	$26,154	$2,703	$2,913	$10,104	$52,771	$36,583	$131,228
Average AUM(1)	$24,649	$2,922	$2,640	$8,495	$50,306	$28,912	$117,924

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2018	$18,880	$4,024	$2,761	$5,448	$40,668	$24,055	$95,836
Net new par/equity commitments	929	124	(70)	2,047	1,736	741	5,507
Net new debt commitments	2,435	—	—	75	5,160	339	8,009
Capital reductions	(697)	—	—	—	(460)	(50)	(1,207)
Distributions	(73)	(22)	(70)	(194)	(803)	(466)	(1,628)
Redemptions	(323)	(1,158)	(315)	(220)	(44)	—	(2,060)
Change in fund value	124	444	206	115	1,146	(190)	1,845
Balance at 9/30/2019	$21,275	$3,412	$2,512	$7,271	$47,403	$24,429	$106,302
Average AUM(1)	$20,580	$3,794	$2,558	$6,659	$44,090	$24,499	$102,180

(1) Represents a four-point average of quarter-end balances for each period.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $131.2	AUM: $106.3

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $8.5 billion and $7.6 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2020 and 2019, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group:

($ in millions)	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2020	$24,832	$2,621	$2,278	$5,352	$28,679	$14,982	$78,744
Commitments	9	126	1	48	139	—	323
Subscriptions/deployment/increase in leverage	15	13	7	152	1,699	266	2,152
Capital reductions	(38)	—	—	(227)	(27)	(255)	(547)
Distributions	(13)	—	(10)	(161)	(373)	(129)	(686)
Redemptions	(64)	(185)	(11)	—	(20)	(1)	(281)
Change in fund value	226	116	108	194	468	488	1,600
Change in fee basis	—	—	—	—	—	—	—
FPAUM Balance at 9/30/2020	$24,967	$2,691	$2,373	$5,358	$30,565	$15,351	$81,305
Average FPAUM(1)	$24,900	$2,657	$2,326	$5,355	$29,622	$15,167	$80,027

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 6/30/2019	$20,195	$3,496	$2,092	$3,828	$24,365	$10,787	$64,763
Commitments	551	46	3	80	10	—	690
Subscriptions/deployment/increase in leverage	338	3	8	274	2,711	1,435	4,769
Capital reductions	(30)	—	—	—	(6)	(17)	(53)
Distributions	(13)	—	(11)	(131)	(386)	(80)	(621)
Redemptions	(72)	(110)	(19)	—	(26)	(70)	(297)
Change in fund value	(119)	(21)	25	(79)	155	(231)	(270)
FPAUM Balance at 9/30/2019	$20,850	$3,414	$2,098	$3,972	$26,823	$11,824	$68,981
Average FPAUM(1)	$20,523	$3,455	$2,095	$3,900	$25,594	$11,306	$66,873

(1) Represents a two-point average of quarter-end balances for each period.

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Acquisitions	2,596	—	—	—	—	—	2,596
Commitments	1,309	354	379	527	275	—	2,844
Subscriptions/deployment/increase in leverage	15	13	57	1,184	5,220	3,202	9,691
Capital reductions	(89)	—	(59)	(227)	(857)	(287)	(1,519)
Distributions	(39)	—	(31)	(370)	(1,905)	(521)	(2,866)
Redemptions	(241)	(1,065)	(99)	(96)	(65)	(39)	(1,605)
Change in fund value	(42)	(66)	(18)	—	21	429	324
Change in fee basis	—	(40)	—	—	—	—	(40)
FPAUM Balance at 9/30/2020	$24,967	$2,691	$2,373	$5,358	$30,565	$15,351	$81,305
Average FPAUM(1)	$23,845	$2,912	$2,127	$4,805	$28,982	$14,251	$76,922

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2018	$18,328	$4,025	$2,196	$2,826	$21,657	$8,815	$57,847
Commitments	3,179	121	105	663	30	—	4,098
Subscriptions/deployment/increase in leverage	354	3	31	889	6,158	3,961	11,396
Capital reductions	(650)	—	(10)	—	(558)	(63)	(1,281)
Distributions	(40)	(22)	(90)	(229)	(1,058)	(354)	(1,793)
Redemptions	(324)	(1,066)	(333)	(220)	(40)	(369)	(2,352)
Change in fund value	3	353	199	43	634	(32)	1,200
Change in fee basis	—	—	—	—	—	(134)	(134)
FPAUM Balance at 9/30/2019	$20,850	$3,414	$2,098	$3,972	$26,823	$11,824	$68,981
Average FPAUM(1)	$19,760	$3,796	$2,112	$3,454	$24,132	$10,377	$63,631

(1) Represents a four-point average of quarter-end balances for each period.

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $81.3	FPAUM: $69.0

Market value(1)	Invested capital	Collateral balances (at par)	Capital commitments

(1)Includes $19.3 billion and $17.6 billion from funds that primarily invest in illiquid strategies as of September 30, 2020 and 2019, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
Credit Group—Fund Performance Metrics as of September 30, 2020
ARCC contributed approximately 47% of the Credit Group’s total management fees for the nine months ended September 30, 2020. In addition to ARCC, six significant funds, ACE III, ACE IV, Ares Credit Strategies Fund III L.P. (“CSF III”), Ares Secured Income Master Fund L.P. (“ASIF”), PCS and SDL, contributed approximately 20% of the Credit Group’s management fees for the nine months ended September 30, 2020.

    The following table presents the performance data for our significant non-drawdown funds in the Credit Group as of September 30, 2020:

			Returns(%)(1)
($ in millions)	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$18,892	N/A	6.5	N/A	2.4	N/A	11.4	U.S. Direct Lending
ASIF(4)	2018	1,066	2.3	2.1	0.3	(0.1)	2.0	1.3	Alternative Credit

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
(4)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fee and other expenses from the gross returns on a monthly basis. ASIF is a master/feeder structure and the AUM and returns include activity from its investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. dollars and are for the master fund, excluding the share class hedges. The current quarter to-date, year-to-date and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: 2.3% / 2.1%, (1.0)% / (1.4)%, 0.2% / (0.4)% respectively.

The following table presents the performance data of our significant drawdown funds as of September 30, 2020:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
CSF III	2010	$1,598	$1,135	$1,297	$867	$1,031	$1,898	1.5x	1.5x	8.9	7.6	European & U.S. Direct Lending
ACE III(7)	2015	5,097	2,822	2,562	682	2,587	3,269	1.4x	1.3x	11.5	8.1	European Direct Lending
Funds Deploying Capital
PCS	2017	3,758	3,365	2,381	303	2,476	2,779	1.2x	1.1x	11.6	8.0	U.S. Direct Lending
ACE IV Unlevered(8)	2018	10,541	2,851	1,962	104	2,006	2,110	1.1x	1.1x	8.7	6.0	European Direct Lending
ACE IV Levered(8)			4,819	3,279	241	3,433	3,674	1.2x	1.1x	13.1	9.3
SDL Unlevered	2018	5,029	922	471	862	408	1,270	1.1x	1.0x	8.3	5.7	U.S. Direct Lending
SDL Levered			2,045	1,045	258	878	1,136	1.1x	1.1x	15.5	10.3

(1)Realized value represents the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest and other expenses, as applicable, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Gross fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 12.8% and 9.2%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered, and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE IV (G) Unlevered are 11.1% and 7.6%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE IV (G) Levered are 15.1% and 10.5%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Management fees	$54,653	$54,543	$110	0%	$160,206	$158,101	$2,105	1%
Other fees	2	141	(139)	(99)	142	141	1	1
Compensation and benefits	(21,224)	(19,226)	(1,998)	(10)	(62,946)	(61,713)	(1,233)	(2)
General, administrative and other expenses	(6,002)	(5,532)	(470)	(8)	(16,083)	(14,501)	(1,582)	(11)
Fee Related Earnings	$27,429	$29,926	(2,497)	(8)	$81,319	$82,028	(709)	(1)

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates:

($ in millions)
$54.7
$2.2
$52.5
$54.5
$1.5
$1.9
$51.1
$160.2
$0.1
$6.0
$154.1
$158.1
$0.5
$7.0
$150.6
Q3 2020
Q3 2019
YTD Q3 2020
YTD Q3 2019
Effective management fee rate
1.23%
1.21%
1.22%
1.20%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2019
Fees from funds dissolved prior to Q3 2020
One-time fees

Management fees increased for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 primarily from additional commitments and deployment in ASOF. Management fees also increased due to the launch of the corporate private equity continuation fund subsequent to the third quarter of 2019 and decreased due to ACOF III no longer paying management fees beginning in the fourth quarter of 2019. Management fees also decreased due to one-time catch up fees from AEOF during the three and nine months ended September 30, 2019.
The increases in effective management fee rates for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily driven by deployment in ASOF that has a higher than average effective fee rate. In addition, ACOF IV continues to reduce its fee basis through the monetization of investments. While the smaller asset base reduces our management fees, it contributes to the increase in effective fee rate because the lower than average rate is paid on a smaller asset base.

Compensation and Benefits. Compensation and benefits increased by $2.0 million, or 10%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $1.2 million, or 2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were primarily driven by headcount growth as we hired professionals to support our growing corporate private equity and special opportunities platforms. Average headcount for the year-to-date period increased by 6% to 139 investment and investment support professionals for the 2020 period from 131 professionals for the same period in the prior year.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.5 million, or 8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $1.6 million, or 11%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were driven by an increase in placement fees of $0.9 million and $2.2 million for the three and nine months ended September 30, 2020, respectively, primarily associated with new commitments to ASOF, and by costs associated with the launch of the sixth flagship corporate private equity fund, ASOF and AEOF of $0.9 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. There were also certain expenses that increased during the current periods, including occupancy costs to support the headcount growth, information services and communication costs to support the expansion of the business and information technology to support the modified remote working environment.
The three and nine month comparative periods were also both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second and third quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $0.9 million and $2.6 million for the quarterly and year-to-date periods ended September 30, 2020, respectively, when compared to the same periods in 2019.
Realized Income:
The following table presents the components of the Private Equity Group's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$27,429	$29,926	$(2,497)	(8)%	$81,319	$82,028	$(709)	(1)%
Performance income-realized	115,997	—	115,997	NM	276,469	62,492	213,977	NM
Performance related compensation-realized	(93,284)	—	(93,284)	NM	(222,949)	(49,993)	(172,956)	NM
Realized net performance income	22,713	—	22,713	NM	53,520	12,499	41,021	NM
Investment income-realized	16,351	47	16,304	NM	35,866	12,013	23,853	199
Interest and other investment income-realized	1,065	435	630	145	2,364	4,047	(1,683)	(42)
Interest expense	(2,216)	(1,628)	(588)	(36)	(6,106)	(6,239)	133	2
Realized net investment income (loss)	15,200	(1,146)	16,346	NM	32,124	9,821	22,303	227
Realized Income	$65,342	$28,780	36,562	127	$166,963	$104,348	62,615	60

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.
Realized net performance income and realized net investment income for the three months ended September 30, 2020 were primarily attributable to realizations from the sale of ACOF III's remaining position in FND and the partial sale of ACOF IV's position in AZEK. Realized net performance income and realized net investment income for the nine months ended September 30, 2020 were primarily attributable to realizations from the monetization of ACOF IV's investment in NVA following the sale of the company, from the sale of ACOF III's remaining position in FND and from the partial sale of ACOF IV's position in AZEK. Realized net investment income for the three and nine months ended September 30, 2020 was also attributable to the monetization of an infrastructure and power fund's investment in a wind project.
Realized net performance income and realized net investment income for the nine months ended September 30, 2019 were primarily attributable to realizations from the partial monetization of multiple investments held within ACOF III, including partial sale of its position in FND, partial sale of its position in a real estate development portfolio company and a dividend from an ACOF III professional services portfolio company.

Private Equity Group—Carried Interest
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group:

	As of September 30,			As of December 31,
	2020			2019
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$54,641	$43,713	$10,928	$156,053	$124,842	$31,211
ACOF IV	376,128	300,902	75,226	343,546	274,837	68,709
ACOF V	—	—	—	75,099	60,079	15,020
EIF V	41,059	30,692	10,367	28,242	21,040	7,202
AEOF	—	—	—	27,377	16,426	10,951
ASOF	63,779	44,645	19,134	10,709	7,496	3,213
Other funds	(563)	(563)	—	17,867	11,524	6,343
Total Private Equity Group	$535,044	$419,389	$115,655	$658,893	$516,244	$142,649

The following tables present the components of the total unrealized gains (losses) in the carried interest allocation for the Private Equity Group:

	Three months ended September 30, 2020			Three months ended September 30, 2019
($ in thousands)	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACOF III	$62,677	$(55,230)	$7,447	$—	$45,693	$45,693
ACOF IV	53,320	(9,629)	43,691	—	(1,746)	(1,746)
ACOF V	—	—	—	—	85,774	85,774
EIF V	—	7,823	7,823	—	(1,121)	(1,121)
AEOF	—	—	—	—	14,963	14,963
ASOF	—	24,172	24,172	—	2,746	2,746
Other funds	—	(1,108)	(1,108)	—	34	34
Total Private Equity Group	$115,997	$(33,972)	$82,025	$—	$146,343	$146,343

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
($ in thousands)	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
ACOF III	$109,388	$(101,412)	$7,976	$64,665	$63,787	$128,452
ACOF IV	167,081	32,582	199,663	—	101,952	101,952
ACOF V	—	(75,099)	(75,099)	—	85,774	85,774
EIF V	—	12,817	12,817	—	14,573	14,573
AEOF	—	(27,377)	(27,377)	—	25,996	25,996
ASOF	—	53,069	53,069	—	5,561	5,561
Other funds	—	(18,401)	(18,401)	(2,173)	(4,684)	(6,857)
Total Private Equity Group	$276,469	$(123,821)	$152,648	$62,492	$292,959	$355,451

Refer to "Consolidated Results of Operations of the Company—Carried Interest Allocation" of this report for further discussion of the total change in unrealized gains (losses) in carried interest allocation for the Private Equity Group.

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group:

($ in millions)	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 6/30/2020	$17,404	$3,169	$5,343	$686	$26,602
Net new par/equity commitments	270	235	(30)	—	475
Capital reductions	(3)	—	(15)	—	(18)
Distributions	(966)	(90)	(10)	—	(1,066)
Redemptions	(5)	—	—	—	(5)
Change in fund value	488	59	170	(15)	702
Balance at 9/30/2020	$17,188	$3,373	$5,458	$671	$26,690
Average AUM(1)	$17,296	$3,271	$5,401	$679	$26,647

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 6/30/2019	$17,421	$3,557	$2,872	$885	$24,735
Net new par/equity commitments	100	—	4	163	267
Net new debt commitments	—	—	25	—	25
Distributions	(38)	(42)	—	—	(80)
Balance at 9/30/2019	$17,949	$3,518	$2,924	$1,124	$25,515
Average AUM(1)	$17,685	$3,538	$2,898	$1,005	$25,126

(1) Represents a two-point average of quarter-end balances for each period.

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2019	$17,153	$3,233	$3,527	$1,253	$25,166
Net new par/equity commitments	3,558	235	1,800	—	5,593
Capital reductions	(7)	—	(125)	(1)	(133)
Distributions	(3,173)	(108)	(12)	—	(3,293)
Redemptions	(5)	—	—	—	(5)
Change in fund value	(338)	13	268	(581)	(638)
Balance at 9/30/2020	$17,188	$3,373	$5,458	$671	$26,690
Average AUM(1)	$16,452	$3,251	$4,511	$905	$25,119

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
Balance at 12/31/2018	$17,159	$3,842	$1,733	$753	$23,487
Net new par/equity commitments	(25)	—	1,076	244	1,295
Net new debt commitments	—	—	25	—	25
Capital reductions	(4)	—	—	(1)	(5)
Distributions	(982)	(250)	(43)	—	(1,275)
Change in fund value	1,801	(74)	133	128	1,988
Balance at 9/30/2019	$17,949	$3,518	$2,924	$1,124	$25,515
Average AUM(1)	$17,512	$3,627	$2,334	$906	$24,379

(1) Represents a four-point average of quarter-end balances for each period.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $26.7	AUM: $25.5

FPAUM	AUM not yet paying fees	Non fee paying	General partner and affiliates

Private Equity Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Private Equity Group:

($ in millions)	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 6/30/2020	$10,704	$3,300	$2,425	$1,044	$17,473
Commitments	—	210	—	—	210
Subscriptions/deployment/increase in leverage	16	—	294	—	310
Distributions	(170)	(7)	(42)	—	(219)
Change in fund value	(33)	—	—	—	(33)
Change in fee basis	(17)	(5)	—	—	(22)
FPAUM Balance at 9/30/2020	$10,500	$3,498	$2,677	$1,044	$17,719
Average FPAUM(1)	$10,602	$3,399	$2,551	$1,044	$17,596

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 6/30/2019	$11,570	$3,409	$1,446	$763	$17,188
Commitments	—	—	—	161	161
Subscriptions/deployment/increase in leverage	27	23	124	—	174
Change in fund value	(4)	—	—	—	(4)
Change in fee basis	(526)	—	(73)	—	(599)
FPAUM Balance at 9/30/2019	$11,067	$3,432	$1,497	$924	$16,920
Average FPAUM(1)	$11,319	$3,421	$1,472	$844	$17,056

(1) Represents a two-point average of quarter-end balances for each period.

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2019	$10,924	$3,352	$1,720	$1,044	$17,040
Commitments	—	210	—	—	210
Subscriptions/deployment/increase in leverage	35	—	1,295	—	1,330
Distributions	(404)	(59)	(338)	—	(801)
Change in fund value	(39)	—	—	—	(39)
Change in fee basis	(16)	(5)	—	—	(21)
FPAUM Balance at 9/30/2020	$10,500	$3,498	$2,677	$1,044	$17,719
Average FPAUM(1)	$10,709	$3,376	$2,184	$1,044	$17,313

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Energy Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2018	$11,716	$3,472	$1,201	$682	$17,071
Commitments	—	—	—	242	242
Subscriptions/deployment/increase in leverage	227	70	378	—	675
Capital reductions	—	—	(8)	—	(8)
Distributions	(351)	(110)	(1)	—	(462)
Change in fund value	1	—	—	—	1
Change in fee basis	(526)	—	(73)	—	(599)
FPAUM Balance at 9/30/2019	$11,067	$3,432	$1,497	$924	$16,920
Average FPAUM(1)	$11,500	$3,432	$1,370	$823	$17,125

(1) Represents a four-point average of quarter-end balances for each period.

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $17.7	FPAUM: $16.9

Capital commitments	Invested capital

Private Equity Group—Fund Performance Metrics as of September 30, 2020
    Six significant funds, U.S. Power Fund IV ("USPF IV"), ACOF IV, Ares Special Situations Fund IV, L.P. ("SSF IV"), ACOF V, AEOF and ASOF, contributed approximately 87% of the Private Equity Group’s management fees for the nine months ended September 30, 2020. Ares Energy Investors Fund V, L.P. ("EIF V") is no longer considered a significant fund as it did not meet our significant fund thresholds beginning in the first quarter of 2020.
The following table presents the performance data as of September 30, 2020 for our significant funds in the Private Equity Group, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
USPF IV	2010	$1,272	$1,688	$2,121	$1,394	$1,255	$2,649	1.2x	1.1x	6.0	2.3	Infrastructure and Power
ACOF IV	2012	4,387	4,700	4,251	5,304	3,714	9,018	2.1x	1.8x	20.1	13.8	Corporate Private Equity
SSF IV	2015	1,484	1,515	3,489	2,221	1,326	3,547	1.0x	1.0x	1.2	(0.5)	Special Opportunities
Funds Deploying Capital
ACOF V	2017	7,242	7,850	6,589	537	6,016	6,553	1.0x	0.9x	(0.3)	(4.3)	Corporate Private Equity
AEOF	2018	672	1,120	936	16	534	550	0.6x	0.5x	N/A	N/A	Energy Opportunities
ASOF	2019	3,836	3,518	2,049	568	1,839	2,407	1.2x	1.2x	43.4	38.8	Special Opportunities

(1)Realized value represents the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments. Realized value excludes any proceeds related to bridge financings.
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
(4)The net MoIC for USPF IV and SSF IV is calculated at the fund-level. The net MoIC for the corporate private equity and energy opportunities funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. For SSF IV, cash flows used in the gross IRR calculation are based on the actual dates of the cash flows. For all other funds, cash flows are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable. The gross IRR for the corporate private equity funds is also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRR would be 20.0% for ACOF IV and 0.2% for ACOF V.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would have generally been lower had such fund called capital from its limited partners instead of utilizing the credit facility. Net IRRs in the table for ASOF are presented on a non-annualized basis since the calculation period is less than one year. On an annualized basis, ASOF's net IRR is 52.1%.

Real Estate Group—Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Management fees	$23,787	$26,988	$(3,201)	(12)%	$71,459	$67,408	$4,051	6%
Other fees	5	28	(23)	(82)	716	709	7	1
Compensation and benefits	(13,011)	(14,523)	1,512	10	(38,159)	(35,735)	(2,424)	(7)
General, administrative and other expenses	(2,987)	(3,341)	354	11	(9,185)	(9,996)	811	8
Fee Related Earnings	$7,794	$9,152	(1,358)	(15)	$24,831	$22,386	2,445	11

Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates:

($ in millions)
$23.8
$0.2
$4.1
$19.5
$27.0
$7.0
$0.5
$19.5
$71.5
$2.8
$10.6
$58.1
$67.4
$8.2
$1.1
$58.1
Q3 2020
Q3 2019
YTD Q3 2020
YTD Q3 2019
Effective management fee rate
0.98%
1.02%
0.98%
1.00%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2019
Fees from funds dissolved prior to Q3 2020
One-time fees

Management fees decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to one-time catch up fees from EF V in the prior period. Management fees increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to new capital commitments relating to the launch of our third U.S. opportunistic real estate equity fund in the fourth quarter of 2019, that also generated one-time catch up fees of $0.2 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. Management fees also increased with deployment from our open-ended real estate debt funds, generating additional fees of $0.7 million and $2.3 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2020, the increase in management fees was also driven by our Real Estate Group completing the sale of its stake in a 40-property pan-European logistics portfolio that resulted in the recognition of $2.0 million of deferred revenue that will not recur in future periods.
The decreases in effective management fee rates for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily due to the increase in committed capital from the launch of our third U.S. opportunistic real estate equity fund. Our most recent real estate equity funds pay a fixed fee on committed capital that increases once that capital is invested. As a result, our effective fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits. Compensation and benefits decreased by $1.5 million, or 10%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased by $2.4 million, or 7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Salaries and benefits increased for the three and nine month comparative periods primarily driven by headcount growth as we hired professionals to support each of the growing platforms, including the addition of new senior executives in the fourth quarter of 2019. The increase in salaries and benefits for the three month comparative period was more than offset by lower incentive compensation attributable to the operating performance for the comparative period, primarily from the decrease in management fees resulting from the one-time catch up fees from EF V in the prior period. Average headcount for the year-to-date period increased by 8% to 100 investment and investment support professionals for the 2020 period from 92 professionals for the same period in the prior year.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.4 million, or 11%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $0.8 million, or 8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The three and nine month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second and third quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $0.7 million and $1.5 million for the quarterly and year-to-date periods ended September 30, 2020, respectively, when compared to the same periods in 2019.
There were also certain expenses that increased during the current periods, including occupancy costs to support the headcount growth, information services and communication costs to support the expansion of the business and information technology to support the modified remote working environment. In addition, placement fees increased by $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, associated with new commitments to our third U.S. opportunistic real estate equity fund.
Realized Income:
The following table presents the components of the Real Estate Group's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$7,794	$9,152	$(1,358)	(15)%	$24,831	$22,386	$2,445	11%
Performance income-realized	199	6,277	(6,078)	(97)	27,106	10,468	16,638	159
Performance related compensation-realized	(123)	(1,412)	1,289	91	(17,484)	(3,638)	(13,846)	NM
Realized net performance income	76	4,865	(4,789)	(98)	9,622	6,830	2,792	41
Investment income-realized	486	2,015	(1,529)	(76)	2,740	7,041	(4,301)	(61)
Interest and other investment income-realized	1,308	1,588	(280)	(18)	3,024	4,812	(1,788)	(37)
Interest expense	(1,389)	(967)	(422)	(44)	(3,715)	(3,136)	(579)	(18)
Realized net investment income	405	2,636	(2,231)	(85)	2,049	8,717	(6,668)	(76)
Realized Income	$8,275	$16,653	(8,378)	(50)	$36,502	$37,933	(1,431)	(4)

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, realized net performance income and realized net investment income for the respective periods.

Realized net performance income and realized net investment income for the nine months ended September 30, 2020 were primarily attributable to realizations from the sale of multiple properties held in a U.S. real estate equity fund and the sale of a 40-property pan-European logistics portfolio held within multiple real estate funds.
Realized net performance income and investment income for the three and nine months ended September 30, 2019 were primarily attributable to the sale of multiple properties held within Ares US Real Estate Fund VIII, L.P. and within various other U.S. real estate equity funds. Realized net performance income and investment income for the nine months ended September 30, 2019 also includes the monetization of several properties held within a certain European real estate equity fund.
Real Estate Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fee receivables, also referred to as accrued performance income, and related performance compensation for the Real Estate Group:

	As of September 30,			As of December 31,
	2020			2019
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US IX	$—	$—	$—	$6,844	$4,243	$2,601
EF IV	66,143	39,687	26,456	70,440	42,265	28,175
Other real estate funds	124,994	78,947	46,047	128,826	80,974	47,852
Subtotal	191,137	118,634	72,503	206,110	127,482	78,628
Other fee generating funds(1)	2,891	—	2,891	7,268	—	7,268
Total Real Estate Group	$194,028	$118,634	$75,394	$213,378	$127,482	$85,896

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The change in accrued performance income from the prior year end was primarily attributable to the following: (i) a $7.5 million increase in total unrealized carried interest allocation for the nine months ended September 30, 2020; offset by (ii) $27.1 million of carried interest allocation and incentive fees realized during the nine months ended September 30, 2020; and (iii) $0.2 million increase in foreign currency translation and other adjustments.
The following tables present the components of total change in unrealized incentive fees and carried interest allocation for the Real Estate Group:

	Three months ended September 30, 2020			Three months ended September 30, 2019
($ in thousands)	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
US IX	$—	$—	$—	$—	$144	$144
EF IV	—	11,179	11,179	—	6,953	6,953
Other real estate funds	174	12,747	12,921	2,318	6,542	8,860
Subtotal	174	23,926	24,100	2,318	13,639	15,957
Other fee generating funds(1)	25	(317)	(292)	3,959	(3,985)	(26)
Total Real Estate Group	$199	$23,609	$23,808	$6,277	$9,654	$15,931

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
($ in thousands)	Realized	Unrealized, net	Total Change in Unrealized	Realized	Unrealized, net	Total Change in Unrealized
US IX	$—	$(6,844)	$(6,844)	$—	$144	$144
EF IV	—	(4,562)	(4,562)	—	8,025	8,025
Other real estate funds	26,571	(3,970)	22,601	6,042	37,442	43,484
Subtotal	26,571	(15,376)	11,195	6,042	45,611	51,653
Other fee generating funds(1)	535	(4,199)	(3,664)	4,426	(3,872)	554
Total Real Estate Group	$27,106	$(19,575)	$7,531	$10,468	$41,739	$52,207

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group:

($ in millions)	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2020	$4,148	$4,606	$5,641	$14,395
Net new par/equity commitments	30	(25)	21	26
Net new debt commitments	—	—	23	23
Capital reductions	—	—	(186)	(186)
Distributions	(70)	(71)	(20)	(161)
Change in fund value	82	171	29	282
Balance at 9/30/2020	$4,190	$4,681	$5,508	$14,379
Average AUM(1)	$4,169	$4,644	$5,575	$14,388

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2019	$3,504	$4,182	$4,182	$11,868
Net new par/equity commitments	8	496	449	953
Distributions	(207)	(112)	(12)	(331)
Change in fund value	50	(71)	12	(9)
Balance at 9/30/2019	$3,355	$4,495	$4,631	$12,481
Average AUM(1)	$3,430	$4,339	$4,407	$12,176

(1) Represents a two-point average of quarter-end balances for each period.

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Net new par/equity commitments	664	687	641	1,992
Net new debt commitments	—	—	287	287
Capital reductions	—	—	(222)	(222)
Distributions	(214)	(722)	(57)	(993)
Change in fund value	(53)	128	33	108
Balance at 9/30/2020	$4,190	$4,681	$5,508	$14,379
Average AUM(1)	$4,076	$4,597	$5,351	$14,024

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2018	$4,163	$3,711	$3,466	$11,340
Net new par/equity commitments	(64)	966	667	1,569
Net new debt commitments	—	—	583	583
Capital reductions	—	—	(89)	(89)
Distributions	(995)	(204)	(31)	(1,230)
Change in fund value	251	22	35	308
Balance at 9/30/2019	$3,355	$4,495	$4,631	$12,481
Average AUM(1)	$3,729	$4,071	$4,075	$11,875

(1) Represents a four-point average of quarter-end balances for each period.

The components of our AUM for the Real Estate Group are presented below ($ in billions):

AUM: $14.4	AUM: $12.5

FPAUM	AUM not yet paying fees	Non-fee paying	General partner and affiliates

Real Estate Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Real Estate Group:

($ in millions)	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2020	$3,508	$3,965	$1,858	$9,331
Commitments	43	—	—	43
Subscriptions/deployment/increase in leverage	18	3	55	76
Capital reductions	—	—	(2)	(2)
Distributions	(17)	(48)	(20)	(85)
Change in fund value	—	130	26	156
Change in fee basis	(86)	—	—	(86)
FPAUM Balance at 9/30/2020	$3,466	$4,050	$1,917	$9,433
Average FPAUM(1)	$3,487	$4,008	$1,888	$9,383

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 6/30/2019	$2,628	$3,638	$1,197	$7,463
Commitments	—	426	—	426
Subscriptions/deployment/increase in leverage	31	99	145	275
Capital reductions	—	—	(74)	(74)
Distributions	(95)	(53)	(12)	(160)
Change in fund value	(3)	(102)	9	(96)
Change in fee basis	(221)	(197)	—	(418)
FPAUM Balance at 9/30/2019	$2,340	$3,811	$1,265	$7,416
Average FPAUM(1)	$2,484	$3,725	$1,231	$7,440

(1) Represents a two-point average of quarter-end balances for each period.

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Commitments	874	594	73	1,541
Subscriptions/deployment/increase in leverage	114	151	343	608
Capital reductions	—	(17)	(32)	(49)
Distributions	(71)	(267)	(56)	(394)
Change in fund value	—	108	53	161
Change in fee basis	(86)	(311)	—	(397)
FPAUM Balance at 9/30/2020	$3,466	$4,050	$1,917	$9,433
Average FPAUM(1)	$3,257	$3,930	$1,800	$8,987

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2018	$2,739	$3,269	$944	$6,952
Commitments	—	790	—	790
Subscriptions/deployment/increase in leverage	186	187	462	835
Capital reductions	—	—	(142)	(142)
Distributions	(361)	(111)	(31)	(503)
Change in fund value	(3)	(127)	32	(98)
Change in fee basis	(221)	(197)	—	(418)
FPAUM Balance at 9/30/2019	$2,340	$3,811	$1,265	$7,416
Average FPAUM(1)	$2,583	$3,509	$1,110	$7,202

(1) Represents a four-point average of quarter-end balances for each period.

The charts below present FPAUM for the Real Estate Group by its fee basis ($ in billions):

FPAUM: $9.4	FPAUM: $7.4

Capital commitments	Invested capital/other(1)	Market value(2)

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Estate Group—Fund Performance Metrics as of September 30, 2020

Two significant funds, European Real Estate Fund V SCSp ("EF V") and our third U.S. opportunistic real estate equity fund, contributed approximately 26% of the Real Estate Group’s management fees for the nine months ended September 30, 2020. EF IV and US IX are no longer considered significant funds as they did not meet our significant fund thresholds beginning in the first quarter of 2020 and third quarter of 2020, respectively.
The following table presents the performance data as of September 30, 2020 for our significant funds in the Real Estate Group, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
EF V(7)	2018	$1,996	$1,968	$714	$49	$712	$761	1.1x	0.9x	6.4	(7.1)	European Real Estate Equity
Third U.S. opportunistic real estate equity fund	2019	1,174	1,189	44	—	40	40	0.9x	0.7x	N/A	N/A	U.S. Real Estate Equity

(1)Realized value includes distributions of operating income, sales and financing proceeds received.
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
(7)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net IRRs for the U.S. dollar denominated parallel fund are 6.4% and (5.5)%, respectively. The gross and net MoIC for the U.S. dollar denominated parallel fund are 1.1x and 0.9x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Strategic Initiatives—Fund Performance Metrics as of September 30, 2020
Strategic Initiatives includes two significant funds, SSG Capital Partners IV, L.P. ("SSG Fund IV") and SSG Capital Partners V, L.P. ("SSG Fund V"). SSG Fund IV and SSG Fund V contributed approximately 66% of the management fees reported in Strategic Initiatives for the three months ended September 30, 2020.
The following table presents the performance data as of September 30, 2020 for our significant funds reported in Strategic Initiatives, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
SSG Fund IV	2016	$1,310	$1,181	$1,213	$649	$690	$1,339	1.2x	1.1x	13.9	8.0	Asian Special Situations
SSG Fund V	2018	1,890	1,878	327	162	176	338	1.2x	1.0x	N/A	N/A	Asian Special Situations

(1)Realized value represents the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)The gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and other expenses, carried interest and credit facility interest expense, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross IRR would have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and other expenses, carried interest and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would likely have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

Operations Management Group—Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Fee Related Earnings:
The following table presents OMG's operating expenses that are a component of FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Compensation and benefits	$(41,551)	$(34,061)	$(7,490)	(22)%	$(114,916)	$(100,716)	$(14,200)	(14)%
General, administrative and other expenses	(19,519)	(21,405)	1,886	9	(56,877)	(61,911)	5,034	8
Fee Related Earnings	$(61,070)	$(55,466)	(5,604)	(10)	$(171,793)	$(162,627)	(9,166)	(6)

Compensation and Benefits. Compensation and benefits increased by $7.5 million, or 22%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $14.2 million, or 14%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increases were primarily driven by the headcount growth from the expansion of our strategy and relationship management teams to support global fundraising and other strategic initiatives, from the SSG Acquisition and from the expansion of our business operations teams. Average headcount for the year-to-date period increased by 29% to 665 operation management professionals for the 2020 period from 517 professionals for the same period in the prior year.
The expansion of our business operations teams internalized certain business processes and included opening a new office in India during the second half of 2019. The compensation expense growth associated with our business operations initiative of $0.9 million and $2.9 million for the three and nine months ended September 30, 2020 is offset by reduced outsourced third party service provider expenses for accounting and information technology support that are reflected within general, administrative and other expenses.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $1.9 million, or 9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $5.0 million, or 8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decreases were driven by a reduction in costs resulting from our efforts to build out operations in India. While occupancy and overhead costs increased, the reduction to outsourced third party service provider expenses resulted in the net reduction in total expenses of $1.3 million and $4.4 million for the three and nine months ended September 30, 2020, respectively. We also incurred $0.7 million of start-up costs related to our operations in India in the first half of 2019 that did not recur in the current year.
The three and nine month comparative periods were both impacted by the COVID-19 pandemic and resulted in a decrease in certain operating expenses. During the second and third quarter of 2020, our operating expenses were impacted by limitations in certain business activities, most notably travel and marketing, and by office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $3.1 million and $5.1 million for the quarterly and year-to-date periods ended September 30, 2020, respectively, when compared to the same periods in 2019.
There were also certain expenses that increased during the current periods, including occupancy costs to support the headcount growth, information services and communication costs to support the expansion of the business and information technology to support the modified remote working environment. Collectively, these expenses increased by $1.9 million and $4.1 million for the three and nine months ended September 30, 2020, respectively when compared to the same periods in 2019.
During the second quarter of 2020, we received insurance proceeds of $2.5 million in connection with the previously disclosed SEC matter. For the nine months ended September 30, 2020, we recorded net expenses of $1.0 million in connection with this matter that included a civil penalty of $1.0 million.
Realized Income:
The following table presents the components of the OMG's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Fee Related Earnings	$(61,070)	$(55,466)	$(5,604)	(10)%	$(171,793)	$(162,627)	$(9,166)	(6)%
Investment loss-realized	—	—	—	—	(5,698)	—	(5,698)	NM
Interest and other investment loss-realized	(503)	(11)	(492)	NM	(588)	(13)	(575)	NM
Interest expense	(141)	(535)	394	74	(1,262)	(1,330)	68	5
Realized net investment loss	(644)	(546)	(98)	(18)	(7,548)	(1,343)	(6,205)	NM
Realized Income	$(61,714)	$(56,012)	(5,702)	(10)	$(179,341)	$(163,970)	(15,371)	(9)

NM - Not Meaningful
Realized income for the periods presented was composed of FRE, as explained above, and realized net investment income for the respective periods.
Realized net investment loss was $7.5 million for the nine months ended September 30, 2020 primarily driven by a realized loss associated with the sale of a non–core insurance-related investment.

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

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of September 30, 2020, our cash and cash equivalents were $868.8 million, and we had no borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of September 30, 2020. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Market conditions resulting from the COVID-19 pandemic may impact our liquidity. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
One of our sources of cash from operations is ARCC Part I Fees. Under certain circumstances, ARCC Part I Fees that have been earned and recorded by us as revenue may be deferred for payment under the terms of the applicable investment advisory and management agreement with ARCC. ARCC Part I Fees are earned based on ARCC’s net investment income, which does not include any realized gains or losses or any unrealized gains or losses resulting from changes in fair value. Cash payment of ARCC Part I Fees that we have earned is deferred if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) aggregate distributions to ARCC's stockholders and (b) ARCC's change in net assets (defined as ARCC's total assets less indebtedness and before taking into account any income based fees or capital gains incentive fees accrued during the period) is less than 7.0% of ARCC's net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Once earned, ARCC Part I Fees are not reversible even if payment is deferred. All fees deferred for payment will be carried over for payment in subsequent calculation periods to the extent the payment hurdle is achieved in accordance with the investment advisory and management agreement with ARCC. The impacts of COVID-19 are unknown and could result in market dislocations that could cause the ARCC Part I Fees to continue to be earned yet deferred for payment. In such cases, we may continue to recognize the revenue, and such earned but unpaid amounts would result in a larger receivable from affiliates. The impact of this deferral mechanic to our liquidity is offset by the fact that 60% of ARCC Part I Fees are due to certain professionals as compensation, which is recorded as a liability but may not be paid until the related cash is received by us. Therefore, the potential liquidity impact of a deferral of the payment of ARCC Part I Fees is limited to 40% of the total amount of ARCC Part I Fees earned. As a result, while the deferral of the payment of ARCC Part I Fees for the six months ended September 30, 2020 will reduce our liquidity by $33.2 million, we do not believe this limits our ability to meet our primary liquidity needs.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives, (4) pay operating expenses, including cash compensation to our employees and payments under the tax receivable agreement ("TRA"), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes and (8) make dividend payments to our Class A common stockholders and the Series A Preferred stockholders in accordance with our dividend policy.
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
Stock offerings and repurchases may be additional sources and uses of liquidity, respectively. For a discussion of transactions occurring in the current period, see "Cash Flows" within this section and "Note 13. Equity and Redeemable Interest” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Cash Flows
We consolidate funds where we are deemed to hold a controlling interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights, and the creation and termination of funds. The consolidation of these funds had no effect on cash flows attributable to us for the periods presented. As such, we evaluate the activity of the Consolidated Funds and the eliminations resulting from the consolidation separately. The following tables and discussion summarize our condensed consolidated statements of cash flows by activities attributable to the Company and to our Consolidated Funds. Negative amounts represent a net outflow or use of cash:

	Nine months ended September 30,
($ in thousands)	2020	2019
Net cash provided by operating activities	$480,848	$315,302
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(468,386)	(1,995,386)
Net cash provided by (used in) operating activities	12,462	(1,680,084)
Net cash used in the Company's investing activities	(126,437)	(12,073)
Net cash provided by (used in) the Company's financing activities	360,171	(245,492)
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	467,379	1,996,160
Net cash provided by financing activities	827,550	1,750,668
Effect of exchange rate changes	16,793	(16,555)
Net change in cash and cash equivalents	$730,368	$41,956

Operating Activities
Cash provided by the Company’s operating activities increased from $315.3 million for the nine months ended September 30, 2019 to $480.8 million for the nine months ended September 30, 2020. While net income of the Company decreased by $125.7 million for the nine months ended September 30, 2020, the decrease was primarily driven by non-cash activity associated with the unrealized depreciation from our carried interest allocation and investments. Non-cash activity also consists of equity compensation, amortization and depreciation and is added back to net income in determining cash that is provided by operations. Cash flow from operations increased primarily due to greater management fees and net realized performance income and to a reduction in general, administrative and other expenses.
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
Investing Activities

	Nine months ended September 30,
	2020	2019
Purchase of furniture, equipment and leasehold improvements, net	$(8,608)	$(12,073)
Acquisitions, net of cash acquired	(117,829)	—
Net cash used in investing activities	$(126,437)	$(12,073)
Net cash used in the Company's investing activities was principally composed of cash used to complete the SSG Acquisition and to purchase CLO collateral management agreements from Crestline Denali in the current period and of cash used for furniture, fixtures, equipment and leasehold improvements purchased during both periods to support the growth in our staffing levels and our expanding global presence.
Financing Activities

	Nine months ended September 30,
	2020	2019
Net proceeds from issuance of Class A common stock	$383,154	$206,705
Net repayments of credit facility	(70,000)	(235,000)
Proceeds from senior notes	399,084	—
Class A common stock dividends	(169,870)	(109,116)
AOG unitholder distributions	(165,087)	(129,185)
Series A Preferred Stock dividends	(16,275)	(16,275)
Repurchases of Class A common stock	—	(10,449)
Stock option exercises	78,959	83,090
Taxes paid related to net share settlement of equity awards	(75,657)	(32,022)
Other financing activities	(4,137)	(3,240)
Net cash provided by (used in) the Company's financing activities	$360,171	$(245,492)

Net cash provided by (used in) the Company's financing activities for the nine months ended September 30, 2020 was principally composed of net proceeds from the issuance of the 2030 Senior Notes to provide additional liquidity at a reduced cost of capital during this period of uncertainty and to leverage our growth in future periods. A portion of these proceeds were used to repay borrowings under our Credit Facility. In addition, net cash provided by the Company's financing activities includes cash proceeds from the private offering of Class A common stock to SMBC. These proceeds were partially offset by cash used to pay higher dividends and distributions to Class A common stockholders and AOG unitholders, respectively, in connection with our expectation of generating higher fee related earnings and with the increased number of Class A shares outstanding compared to the prior period.
Net cash used in the Company's financing activities for the nine months ended September 30, 2019 was principally composed of cash used to pay dividends and distributions to Class A common stockholders and AOG unitholders and net repayments on the Company's Credit Facility, offset by proceeds from our Class A common stock offering and from exercises of stock options.

	Nine months ended September 30,
	2020	2019
Contributions from non-controlling interests in Consolidated Funds, net of eliminations	$123,713	$164,890
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(169,747)	(65,575)
Borrowings under loan obligations by Consolidated Funds	618,207	2,482,341
Repayments under loan obligations by Consolidated Funds	(104,794)	(585,496)
Net cash provided by the Consolidated Funds' financing activities	$467,379	$1,996,160

Net cash provided by Consolidated Funds' financing activities was principally attributable to borrowings of newly issued CLOs for both periods. There were one and four newly issued CLOs during the nine months ended September 30, 2020 and 2019, respectively.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer and certain subsidiaries operating in non-U.S. jurisdictions. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2020, we were required to maintain approximately $31.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $36.4 million as of September 30, 2020.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see "Note 7. Debt,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Series A Preferred Stock
For a discussion of our equity, including our Series A Preferred Stock, see "Note 13. Equity and Redeemable Interest,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on the Company can be found in "Note 2. Summary of Significant Accounting Policies,” in the “Notes to the Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic and oil and gas market volatility. As the impact of the COVID-19 pandemic continues to unfold, further volatility is likely to occur and may result in material differences in the valuation of our investments and the valuation of our interests in our funds and portfolio companies disclosed in this report. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. For business combinations accounted for under the acquisition method, the excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life and discount rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets. At September 30, 2020 and December 31, 2019, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the nine months ended September 30, 2020. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which is accessible on the SEC's website at sec.gov.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2020 and December 31, 2019, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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
As of the date of this Quarterly Report, there is an ongoing outbreak of a novel and highly contagious form of coronavirus ("COVID-19"), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many countries and states in the United States, including those in which we, our funds' and our funds' portfolio companies operate, have issued orders requiring the closure of, or certain restrictions on the operation of, nonessential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and are having a particularly adverse impact on the energy, hospitality, travel, retail and restaurant industries, as well as other industries, including industries in which certain of our funds' portfolio companies operate. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence or delay of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our and our funds' business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
The extent of the impact of the COVID-19 pandemic on our and our funds’ operational and financial performance will depend on many factors, including the duration, severity and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the continued implementation of travel advisories and restrictions, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to global, regional and local supply chains and economic markets, all of which are uncertain and difficult to assess. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report and its extended duration may have further adverse impacts on our business, financial performance, operating results, cash flows and financial condition, including the market price of shares of our securities, including for the reasons described below.
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
Our funds may experience a slowdown in the pace of their investment activity and capital deployment, which could also adversely affect the timing of raising capital for new or successor funds and could also impact the management fees we earn on funds that generate fees based on invested (and not committed) capital. While the increased volatility in the financial markets caused by the COVID-19 pandemic may present attractive investment opportunities, we or our funds may not be able to complete those investments due to, among other factors, increased competition or operational challenges such as our ability to obtain attractive financing, conduct due diligence and consummate the acquisition and disposition of investments for our funds because of shelter-in-place orders, travel restrictions and social distancing requirements.
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
Adverse market conditions resulting from the COVID-19 pandemic may impact our liquidity. Our cash flows from management fees may be impacted by, among other things, a slowdown in fundraising or delayed deployment. ARCC Part I Fees may be subject to cash payment deferral if certain return hurdles are not met, which could have an adverse effect on our cash flows. Adverse market conditions may make it difficult for us to refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than we currently experience. While our senior professionals have historically made co-investments in our funds alongside our limited partners, thereby reducing our obligation to make such investments, due to financial uncertainty or liquidity concerns, our employees may be less likely to make co-investments, which would result in such general partner commitments remaining our obligation to fund and reducing our liquidity. In addition, our funds may be impacted due to failure by our fund investors to meet capital calls, which would negatively impact our funds’ ability to make investments or pay us management fees.
The COVID-19 pandemic is having a particularly severe impact on certain industries, including but not limited to the energy, hospitality, travel, retail and restaurant industries, which are industries in which some of our funds have made investments. As of September 30, 2020, approximately 2% of our total AUM was invested in the energy (including oil and gas exploration and midstream investments) sector and approximately 2% in the retail sector that were challenged from the market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic. Many of our funds’ portfolio companies in these industries are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, hotels, restaurants and other sites, restrictions on travel, quarantines or stay-at-home orders. As a result of these disruptions, the businesses, financial results and prospects of certain of these portfolio companies have already been severely affected and could continue to be so affected. This may result in potential impairment and decrease in value of our funds’ investments, which may be material.
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
The COVID-19 pandemic may adversely impact our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. While we have taken steps to secure our networks and systems, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by failures of, or attacks on, their information systems and technology. Also, our accounting and financial reporting systems, processes, and controls could be impacted as a result of these risks. In addition, COVID-19 presents a significant threat to our employees’ well-being and morale, and we may experience potential loss of productivity. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us, our funds or our funds’ portfolio companies to increased risk of litigation for non-compliance.

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
The global capital markets are currently in a period of disruption and instability. Abrupt changes in market conditions have in the past materially and adversely affected, and may in the future materially and adversely affect, debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
Beginning in February 2020 and continuing through date of this Quarterly Report, capital markets entered into a period of disruption and instability, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic, the fluctuating price of commodities such as oil and uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs. Despite actions of the U.S. federal government and foreign governments, general economic conditions are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period or worsen in the future. The effects of the COVID-19 pandemic and concerns regarding its global spread have negatively impacted, and are expected to continue to negatively impact, the domestic and international demand for oil and natural gas, which has caused and may continue to cause price volatility and reduced volumes of oil and natural gas transports. In April 2020, members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia engaged in negotiations to potentially extend their agreed oil production cuts and to make additional oil production cuts. Market volatility was further amplified as a result of Saudi Arabia’s decision in early March to discount oil pricing and increase its production, and Russia’s announcement that all agreed oil production cuts between members of OPEC and Russia expired on April 1, 2020. Following these announcements, within one day global oil prices declined to their lowest levels since 2016. Although OPEC reached an agreement in April 2020 to limit production, and further agreed to extend oil production cuts through the end of July 2020, increased oil price volatility is expected to continue due to, among other factors, the uncertainties and economic impacts of the COVID-19 pandemic. The ongoing COVID-19 pandemic, and any fluctuations in oil and natural gas prices, may adversely affect our funds and our funds’ investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2020, we issued 7,724,224 shares of newly issued Class A common stock in a private transaction to equity holders of SSG that was exempt from registration in reliance on Section 4(a)(2) of the Securities Act, in partial consideration for the sellers' equity interests in SSG and its subsidiaries. In the acquisition of SSG, we indirectly acquired a majority interest in SSG and its subsidiaries in the form of a joint venture in exchange for the combination of the foregoing shares of newly issued Class A common stock and cash. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Transactions” in this Quarterly Report for more information.

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2020 - July 31, 2020	—	$—	—	$150,000
August 1, 2020 - August 31, 2020	—	—	—	150,000
September 1, 2020 - September 30, 2020	—	—	—	150,000
Total	—		—

(1)In February 2020, our board of directors approved the renewal of our stock repurchase program that authorizes the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2021. Repurchases under the program depend on the prevailing market conditions and other factors.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with Rule 10b5-1 under the Exchange Act, and similar plans and arrangements relating to our Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1**	Restated Certificate of Incorporation of Ares Management Corporation.
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: November 6, 2020	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Michael R. McFerran
	Name:	Michael R. McFerran
	Title:	Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)