Form 10-Q
period 2021-03-31
Ares Management Corp
filed 2021-05-06
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2021 there were 162,282,379 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 112,163,894 of the registrant's Class C common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. For a discussion of risks resulting from the coronavirus (“COVID-19”) pandemic and the impact on the U.S. and global economy, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
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

•“assets under management” or “AUM” generally refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value (“NAV”) of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV refers to the fair value of the assets of a fund less the fair value of the liabilities of the fund. For the CLOs we manage, our AUM is equal to initial principal amounts adjusted for paydowns. AUM also includes the proceeds raised in the initial public offering of a special purpose acquisition company (“SPAC”) sponsored by us;

•“AUM not yet paying fees” (also referred to as “shadow AUM”) refers to AUM that is not currently paying fees and is eligible to earn management fees upon deployment;

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

•“Consolidated Funds” refers collectively to certain Ares funds, co-investment entities, CLOs and SPACs that are required under GAAP to be consolidated in our consolidated financial statements;

•“Credit Facility” refers to the revolving credit facility of the Ares Operating Group;

•“effective management fee rate” represents the annualized fees divided by the average fee paying AUM for the period, excluding the impact of one-time catch-up fees;

•“fee paying AUM” or “FPAUM” refers to the AUM from which we directly earn management fees. FPAUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees. For our funds other than CLOs, our FPAUM represents the amount of limited partner capital commitments for certain closed-end funds within the reinvestment period, the amount of limited partner invested capital for the aforementioned closed-end funds beyond the reinvestment period and the portfolio value, gross asset value or NAV. For the CLOs we manage, our FPAUM is equal to the gross amount of aggregate collateral balance, at par, adjusted for defaulted or discounted collateral;

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

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry, R. Kipp deVeer and Michael McFerran;

•“Incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which performance income may be generated, regardless of whether or not they are currently generating performance income. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income), as well as proceeds raised in the initial public offering of a SPAC sponsored by us. With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IEAUM;

•“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating performance income on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when ARCC Part II Fees are being generated;

•“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us. Management fees include Part I Fees, a quarterly fee based on the net investment income of certain funds, among others;

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

•“Part I Fees” refers to a quarterly performance income on the net investment income of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”) and CION Ares Diversified Credit Fund (“CADC”). Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“performance income” refers to income we earn based on the IGAUM of a fund and typically represents returns in excess of a preferred return as defined in the fund’s investment management or partnership agreement and may be either an incentive fee or carried interest;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$609,872	$539,812
Investments (includes accrued carried interest of $1,369,684 and $1,145,853 at March 31, 2021 and December 31, 2020, respectively)	1,931,978	1,682,759
Due from affiliates	335,450	405,887
Other assets	779,941	812,419
Right-of-use operating lease assets	157,908	154,742
Assets of Consolidated Funds:
Cash and cash equivalents	557,271	522,377
U.S. Treasury securities, at fair value	1,000,040	—
Investments, at fair value	10,948,173	10,877,097
Due from affiliates	16,240	17,172
Receivable for securities sold	166,960	121,225
Other assets	32,096	35,502
Total assets	$16,535,929	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$119,578	$115,289
Accrued compensation	89,791	103,010
Due to affiliates	77,817	100,186
Performance related compensation payable	968,582	813,378
Debt obligations	811,279	642,998
Operating lease liabilities	186,594	180,236
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	98,473	46,824
Due to affiliates	622	—
Payable for securities purchased	781,845	514,946
CLO loan obligations, at fair value	9,839,639	9,958,076
Fund borrowings	110,409	121,909
Total liabilities	13,084,629	12,596,852
Commitments and contingencies
Redeemable interest in Consolidated Funds	930,924	—
Redeemable interest in Ares Operating Group entities	99,808	100,366
Non-controlling interests in Consolidated Funds	552,688	539,720
Non-controlling interests in Ares Operating Group entities	706,381	738,369
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	298,761	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (149,840,978 shares and 147,182,562 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	1,498	1,472
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (112,163,894 shares and 112,447,618 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	1,122	1,124
Additional paid-in-capital	1,033,735	1,043,669
Retained earnings	(173,555)	(151,824)
Accumulated other comprehensive income (loss), net of tax	(62)	483
Total stockholders' equity	1,161,499	1,193,685
Total equity	2,420,568	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$16,535,929	$15,168,992
See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended March 31,
	2021	2020
Revenues
Management fees	$320,273	$263,849
Carried interest allocation	297,535	(230,876)
Incentive fees	2,820	(3,249)
Principal investment income (loss)	25,100	(26,723)
Administrative, transaction and other fees	12,660	10,408
Total revenues	658,388	13,409
Expenses
Compensation and benefits	231,850	180,084
Performance related compensation	221,432	(167,899)
General, administrative and other expenses	67,656	62,331
Expenses of Consolidated Funds	4,171	7,443
Total expenses	525,109	81,959
Other income (expense)
Net realized and unrealized gains (losses) on investments	5,433	(8,034)
Interest and dividend income	960	1,790
Interest expense	(6,695)	(5,306)
Other income (expense), net	(4,149)	5,464
Net realized and unrealized gains (losses) on investments of Consolidated Funds	16,422	(254,761)
Interest and other income of Consolidated Funds	115,839	113,225
Interest expense of Consolidated Funds	(71,025)	(80,241)
Total other income (expense)	56,785	(227,863)
Income (loss) before taxes	190,064	(296,413)
Income tax expense (benefit)	25,754	(20,616)
Net income (loss)	164,310	(275,797)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	49,858	(166,406)
Net income (loss) attributable to Ares Operating Group entities	114,452	(109,391)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	32	—
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	56,042	(78,355)
Net income (loss) attributable to Ares Management Corporation	58,378	(31,036)
Less: Series A Preferred Stock dividends paid	5,425	5,425
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$52,953	$(36,461)
Net income (loss) per share of Class A common stock:
Basic	$0.33	$(0.33)
Diluted	$0.32	$(0.33)
Weighted-average shares of Class A common stock:
Basic	149,271,822	118,366,539
Diluted	163,664,384	118,366,539

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2021	2020

Net income (loss)	$164,310	$(275,797)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(10,573)	(14,208)
Total comprehensive income (loss)	153,737	(290,005)
Less: Comprehensive loss attributable to redeemable interest in Ares Operating Group entities	(558)	—
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	40,786	(171,093)
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	55,676	(83,074)
Comprehensive income (loss) attributable to Ares Management Corporation	$57,833	$(35,838)

See accompanying notes to the condensed consolidated financial statements.

    Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Series A Preferred Stock	Class A Common Stock	Class C Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2020	$298,761	$1,472	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774
Changes in ownership interests and related tax benefits	—	26	(2)	(41,686)	—	—	(44,477)	—	(86,139)
Capital contributions	—	—	—	—	—	—	—	11,011	11,011
Dividends/Distributions	(5,425)	—	—	—	(74,684)	—	(67,084)	(38,829)	(186,022)
Net income	5,425	—	—	—	52,953	—	56,042	49,858	164,278
Currency translation adjustment, net of tax	—	—	—	—	—	(545)	(366)	(9,072)	(9,983)
Equity compensation	—	—	—	31,752	—	—	23,897	—	55,649
Balance at March 31, 2021	298,761	1,498	1,122	1,033,735	(173,555)	(62)	706,381	552,688	2,420,568

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Class C Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2019	$298,761	$1,152	$—	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	(3,882)	(3,882)
Changes in ownership interests and related tax benefits	—	40	—	(196,670)	—	—	122,551	—	(74,079)
Issuances of common stock	—	121	1,152	382,061	—	—	—	—	383,334
Capital contributions	—	—	—	—	—	—	42,012	133,265	175,277
Dividends/Distributions	(5,425)	—	—	—	(51,090)	—	(55,748)	(13,492)	(125,755)
Net loss	5,425	—	—	—	(36,461)	—	(78,355)	(166,406)	(275,797)
Currency translation adjustment, net of tax	—	—	—	—	—	(4,802)	(4,719)	(4,687)	(14,208)
Equity compensation	—	—	—	16,420	—	—	16,137	—	32,557
Stock option exercises	—	11	—	19,540	—	—	—	—	19,551
Balance at March 31, 2020	298,761	1,324	1,152	746,595	(138,371)	(10,849)	514,166	562,818	1,975,596
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	1,475	1,475
Changes in ownership interests and related tax benefits	—	4	(4)	(9,702)	—	—	9,796	—	94
Expenses incurred upon issuance of common stock	—	—	—	(181)	—	—	—	—	(181)
Capital contributions	—	—	—	—	—	—	229	(9,570)	(9,341)
Dividends/Distributions	(5,425)	—	—	—	(57,620)	—	(59,949)	(136,837)	(259,831)
Net income	5,425	—	—	—	50,946	—	75,119	85,186	216,676
Currency translation adjustment, net of tax	—	—	—	—	—	(388)	(54)	3,129	2,687
Equity compensation	—	—	—	15,500	—	—	13,183	—	28,683
Stock option exercises	—	25	—	47,865	—	—	—	—	47,890
Balance at June 30, 2020	298,761	1,353	1,148	800,077	(145,045)	(11,237)	552,490	506,201	2,003,748
Changes in ownership interests and related tax benefits	—	2	(2)	(122,555)	—	—	118,804	—	(3,751)
Issuances of common stock	—	77	—	305,261	—	—	—	—	305,338
Capital contributions	—	—	—	481	—	—	—	18	499
Dividends/Distributions	(5,425)	—	—	—	(61,159)	—	(49,391)	(19,418)	(135,393)
Net income	5,425	—	—	—	42,120	—	52,162	42,627	142,334
Currency translation adjustment, net of tax	—	—	—	—	—	4,450	4,128	7,673	16,251
Equity compensation	—	—	—	16,921	—	—	13,416	—	30,337
Stock option exercises	—	6	—	11,512	—	—	—	—	11,518
Balance at September 30, 2020	298,761	1,438	1,146	1,011,697	(164,084)	(6,787)	691,609	537,101	2,370,881
Changes in ownership interests and related tax benefits	—	27,000	(22,000)	508,000	—	—	(21,922)	—	(21,409)
Issuances of common stock	—	—	—	1	—	—	—	—	1
Capital contributions	—	—	—	—	—	—	2,558	8,717	11,275
Dividends/Distributions	(5,425)	—	—	—	(61,577)	—	(50,246)	(81,760)	(199,008)
Net income	5,425	—	—	—	73,837	—	96,308	66,678	242,248
Currency translation adjustment, net of tax	—	—	—	—	—	7,270	6,206	8,984	22,460
Equity compensation	—	—	—	17,553	—	—	13,856	—	31,409
Stock option exercises	—	7	—	13,910	—	—	—	—	13,917
Balance at December 31, 2020	$298,761	$1,472	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$164,310	$(275,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities	44,284	125,070
Adjustments to reconcile net income (loss) to net cash used in operating activities allocable to redeemable and non-controlling interests in Consolidated Funds	(1,208,180)	(453,015)
Cash flows due to changes in operating assets and liabilities	(7,044)	51,995
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	265,512	188,510
Net cash used in operating activities	(741,118)	(363,237)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,284)	(3,062)
Acquisitions, net of cash acquired	—	(35,844)
Net cash used in investing activities	(3,284)	(38,906)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	—	383,334
Proceeds from Credit Facility	168,000	790,000
Repayments of Credit Facility	—	(60,000)
Dividends and distributions	(141,768)	(106,838)
Series A Preferred Stock dividends	(5,425)	(5,425)
Stock option exercises	—	19,551
Taxes paid related to net share settlement of equity awards	(84,590)	(73,500)
Other financing activities	341	(2,125)
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	941,935	133,265
Distributions to non-controlling interests in Consolidated Funds	(38,829)	(13,492)
Borrowings under loan obligations by Consolidated Funds	7,000	454,391
Repayments under loan obligations by Consolidated Funds	(29,453)	(73,609)
Net cash provided by financing activities	817,211	1,445,552
Effect of exchange rate changes	(2,749)	(14,120)
Net change in cash and cash equivalents	70,060	1,029,289
Cash and cash equivalents, beginning of period	539,812	138,384
Cash and cash equivalents, end of period	$609,872	$1,167,673

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Estate and Strategic Initiatives. Information about segments should be read together with “Note 14. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

In addition, the Company and its wholly owned subsidiaries manages or controls certain entities that have been consolidated in the accompanying financials statements as described in “Note 2. Summary of Significant Accounting Policies”. These entities include Ares funds, co-investment entities, collateralized loan obligations (“CLOs”) and a special purpose acquisition company (“SPAC”) (collectively, the “Consolidated Funds”). In February 2021, the Company’s first sponsored SPAC, Ares Acquisition Corporation (NYSE: AAC) (“AAC”), consummated its initial public offering that generated gross proceeds of $1.0 billion. Prior to the completion of a business combination, the sponsor, a wholly owned subsidiary of the Company, owns the majority of the Class B ordinary shares outstanding of AAC, and consolidates AAC under the voting interest model. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to Ares Management Corporation or to Stockholders' Equity. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as redeemable and non-controlling interests in Consolidated Funds. Further, cash flows allocable to redeemable and non-controlling interest in Consolidated Funds are specifically identifiable in the Consolidated Statements of Cash Flows.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”).
As of March 31, 2021, the impact of the outbreak of the coronavirus pandemic (“COVID-19”) continues to unfold. As a result, management's estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
The condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. All intercompany balances and transactions have been eliminated upon consolidation.

The Company has reclassified certain prior period amounts to conform to the current year presentation.

U.S. Treasury Securities, at Fair Value

U.S. Treasury securities, at fair value represents U.S Treasury bills that were purchased with funds raised through the initial public offering of AAC, a consolidated SPAC that is presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. The U.S. Treasury bills have original maturities greater than three months when purchased and therefore is recorded at fair value. Interest income received on such securities is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds in the Condensed Consolidated Statements of Operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net realized and unrealized gains (losses) on investments of Consolidated Funds in the Condensed Consolidated Statements of Operations.

Redeemable Interest in Consolidated Funds

Redeemable interest in Consolidated Funds represent the shares issued by AAC that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions. Although AAC has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will it redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. The Company recognizes changes in the redemption amount with corresponding adjustments against additional paid-in-capital that is reflected within non-controlling interest in Consolidated Funds in the Condensed Consolidated Statements of Financial Condition. At March 31, 2021, approximately 93,092,438 of the 100,000,000 Class A ordinary shares of AAC were classified outside of permanent equity.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 and ASU 2021-01 at any time after March 12, 2020 but no later than December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS
Finite Lived Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average Amortization Period as of March 31, 2021	As of March 31,	As of December 31,
		2021	2020
Management contracts	5.2 years	$210,857	$210,857
Client relationships	8.8 years	25,141	25,141
Trade name	9.1 years	11,079	11,079
Intangible assets		247,077	247,077
Foreign currency translation		1,873	3,093
Total intangible assets		248,950	250,170
Less: accumulated amortization		(38,539)	(28,082)
Intangible assets, net		$210,411	$222,088

Amortization expense associated with intangible assets was $10.6 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

Goodwill

The following table summarizes the carrying value of the Company's goodwill assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
Balance as of December 31, 2020	$32,196	$58,600	$53,120	$227,131	$371,047
Foreign currency translation	—	—	16	(1,043)	(1,027)
Balance as of March 31, 2021	$32,196	$58,600	$53,136	$226,088	$370,020

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

There was no impairment of goodwill recorded during the three months ended March 31, 2021 and 2020. The impact of foreign currency translation is reflected within other comprehensive income.

4. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Equity method investments:
Equity method private investment partnership interests - principal (1)	$388,820	$366,471	20.1%	21.8%
Equity method - carried interest (1)	1,369,684	1,145,853	70.9	68.1
Equity method private investment partnership interests and other (held at fair value)(1)	93,017	92,196	4.8	5.5
Equity method private investment partnership interests and other(1)	25,917	23,883	1.3	1.4
Total equity method investments	1,877,438	1,628,403	97.1	96.8
Collateralized loan obligations (2)	31,947	31,766	1.7	1.9
Other fixed income	21,583	21,583	1.1	1.3
Collateralized loan obligations and other fixed income, at fair value	53,530	53,349	2.8	3.2
Common stock, at fair value	1,010	1,007	0.1	0.1
Total investments	$1,931,978	$1,682,759

(1)Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.
(2)As of March 31, 2021 and December 31, 2020, includes $3.5 million and $3.4 million, respectively, of collateralized loan obligations that are attributable to the Class B Membership Interests.

Equity Method Investments
The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria.
The Company recognized net gains of $26.6 million for the three months ended March 31, 2021 and net losses of $28.8 million for the three months ended March 31, 2020 related to its equity method investments. The net gains and losses were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Fixed income investments:
Bonds	$396,455	$397,494	3.3%	3.6%
Loans	10,037,808	10,012,948	84.0	92.1
U.S. Treasury securities	1,000,040	—	8.4	—
Investments in CLO warehouse	25,350	—	0.2	—
Total fixed income investments	11,459,653	10,410,442	95.9	95.7
Equity securities	236,953	227,031	2.0	2.1
Partnership interests	251,607	239,624	2.1	2.2
Total investments, at fair value	$11,948,213	$10,877,097

At March 31, 2021, the SPAC’s investment in U.S. Treasury bills exceeded 5% of the Company’s total assets. The U.S. Treasury bills mature in May 2021 and have an interest yield of approximately 0.3%. At December 31, 2020, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of March 31, 2021:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$53,530	$—	$53,530
Common stock and other equity securities	—	1,010	89,233	—	90,243
Partnership interests	—	—	2,575	1,209	3,784
Total investments, at fair value	—	1,010	145,338	1,209	147,557
Derivatives-foreign exchange contracts	—	2,897	—	—	2,897
Total assets, at fair value	$—	$3,907	$145,338	$1,209	$150,454
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(746)	$—	$—	$(746)
Total liabilities, at fair value	$—	$(746)	$—	$—	$(746)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$395,834	$621	$—	$396,455
Loans	—	9,478,049	559,759	—	10,037,808
U.S. Treasury securities	1,000,040	—	—	—	1,000,040
Investments in CLO warehouse	—	25,350	—	—	25,350
Total fixed income investments	1,000,040	9,899,233	560,380	—	11,459,653
Equity securities	5,008	1,311	230,634	—	236,953
Partnership interests	—	—	243,452	8,155	251,607
Total investments, at fair value	1,005,048	9,900,544	1,034,466	8,155	11,948,213
Total assets, at fair value	$1,005,048	$9,900,544	$1,034,466	$8,155	$11,948,213
Liabilities, at fair value
Derivatives:
Warrants	$(17,500)	$—	$—	$—	$(17,500)
Asset swaps-other	—	—	(2,101)	$—	(2,101)
Loan obligations of CLOs	—	(9,839,639)	—	—	(9,839,639)
Total liabilities, at fair value	$(17,500)	$(9,839,639)	$(2,101)	$—	$(9,859,240)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2020:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$53,349	$—	$53,349
Common stock and other equity securities	—	1,007	88,412	—	89,419
Partnership interests	—	—	2,575	1,209	3,784
Total investments, at fair value	—	1,007	144,336	1,209	146,552
Derivatives-foreign exchange contracts	—	1,440	—	—	1,440
Total assets, at fair value	$—	$2,447	$144,336	$1,209	$147,992
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(1,565)	$—	$—	$(1,565)
Total liabilities, at fair value	$—	$(1,565)	$—	$—	$(1,565)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$397,485	$9	$—	$397,494
Loans	—	9,470,651	542,297	—	10,012,948
Total fixed income investments	—	9,868,136	542,306	—	10,410,442
Equity securities	5,749	239	221,043	—	227,031
Partnership interests	—	—	231,857	7,767	239,624
Total investments, at fair value	5,749	9,868,375	995,206	7,767	10,877,097
Derivatives:
Asset swaps-other	—	—	1,104	—	1,104
Total assets, at fair value	$5,749	$9,868,375	$996,310	$7,767	$10,878,201
Liabilities, at fair value
Derivatives:
Asset swaps-other	$—	$—	$(44)	$—	$(44)
Loan obligations of CLOs	—	(9,958,076)	—	—	(9,958,076)
Total liabilities, at fair value	$—	$(9,958,076)	$(44)	$—	$(9,958,120)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2021:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$88,412	$53,349	$2,575	$144,336
Sales/settlements(2)	—	(1,539)	—	(1,539)
Realized and unrealized appreciation, net	821	1,720	—	2,541
Balance, end of period	$89,233	$53,530	$2,575	$145,338
Change in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$821	$1,720	$—	$2,541

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$221,043	$542,305	$231,857	$1,060	$996,265
Transfer in	2,289	221,555	—	—	223,844
Transfer out	(33)	(209,002)	—	—	(209,035)
Purchases(1)	8,308	137,655	1,000	—	146,963
Sales/settlements(2)	(424)	(127,350)	—	185	(127,589)
Amortized discounts/premiums	—	770	—	—	770
Realized and unrealized appreciation (depreciation), net	(549)	(5,553)	10,595	(3,346)	1,147
Balance, end of period	$230,634	$560,380	$243,452	$(2,101)	$1,032,365
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(582)	$(863)	$10,594	$(2,705)	$6,444

(1)Purchases include paid-in-kind interest and securities received in connection with restructuring.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2020:

	Level III Assets
Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$69,183	$35,192	$119,079
Transfer in due to changes in consolidation	—	3,686	—	3,686
Purchases(1)	—	643	—	643
Sales/settlements(2)	—	(402)	(32,430)	(32,832)
Realized and unrealized depreciation, net	—	(7,766)	(187)	(7,953)
Balance, end of period	$14,704	$65,344	$2,575	$82,623
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$—	$(6,731)	$5,511	$(1,220)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Transfer in (out) due to changes in consolidation	(635)	392,672	—	—	392,037
Transfer in	—	607,588	—	—	607,588
Transfer out	—	(61,774)	—	—	(61,774)
Purchases(1)	249	355,592	8,000	—	363,841
Sales/settlements(2)	(351)	(178,159)	—	(1,278)	(179,788)
Amortized discounts/premiums	—	499	—	48	547
Realized and unrealized appreciation (depreciation), net	(42,499)	(175,998)	3,013	5,356	(210,128)
Balance, end of period	$42,752	$1,279,556	$307,025	$20	$1,629,353
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(42,500)	$(170,496)	$3,012	$2,874	$(207,110)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of March 31, 2021:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A	N/A
	32,120	Discounted Cash Flow	Discount Rates	14.0% - 20.0%	14.4%
	42,409	Market Approach	Multiple of Book Value	1.5x	N/A
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	31,947	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,583	Other	N/A	N/A	N/A
Total	$145,338

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$236	Market approach	EBITDA multiple(2)	1.6x - 22.2x	16.3x
	775	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	229,623	Transaction price(1)	N/A	N/A	N/A
Partnership interest	243,452	Discounted cash flow	Discount rate	23.8%	23.8%
Fixed income securities
	433,803	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	3,929	Market approach	EBITDA multiple(2)	6.5x - 7.8x	7.2x
	96,092	Income approach	Yield	2.7% - 37.2%	7.6%
	26,556	Other	N/A	N/A	N/A
Total assets	$1,034,466
Liabilities
Derivative instruments	$(2,101)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(2,101)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2020:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A
	32,905	Discounted Cash Flow	Discount Rates	14.0% - 20.0%
	40,803	Market Approach	Multiple of Book Value	1.6x
Partnership interests	2,575	Other	N/A	N/A
Collateralized loan obligations	31,766	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	21,583	Other	N/A	N/A
Total	$144,336

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$438	Market approach	EBITDA multiple(2)	2.9x - 19.5x	13.4x
	32,528	Other	Net income multiple	30.0x	30.0x
			Illiquidity discount	25.0%	25.0%
	33	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	188,044	Transaction price(1)	N/A	N/A	N/A
Partnership interests	231,857	Discounted cash flow	Discount rate	23.8%	23.8%
Fixed income securities
	384,419	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	6,605	Market approach	EBITDA multiple(2)	6.5x - 7.8x	6.9x
	122,962	Income approach	Yield	2.7% - 48.1%	7.9%
	28,320	Other	N/A	N/A	N/A
Derivative instruments	1,104	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$996,310
Liabilities
Derivative instruments	$(44)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(44)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $1.2 million as of March 31, 2021 and December 31, 2020. The Company has no unfunded commitments for this investment.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of March 31, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$49,594	$2,897	$23,039	$746	$30,040	$1,440	$39,362	$1,565
Total derivatives, at fair value(2)	$49,594	$2,897	$23,039	$746	$30,040	$1,440	$39,362	$1,565

	As of March 31, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Warrants	$—	$—	$230,000	$17,500	$—	$—	$—	$—
Asset swap - other	47,775	—	42,688	2,101	7,600	1,104	540	44
Total derivatives, at fair value(3)	$47,775	$—	$272,688	$19,601	$7,600	$1,104	$540	$44

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of March 31, 2021 and December 31, 2020, the Company had the right to, but elected not to, offset $0.7 million and $1.6 million of its derivative liabilities.
(3)As of March 31, 2021 and December 31, 2020, the Consolidated Funds offset $0.2 million and $0.4 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2021		As of December 31, 2020
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/31/2026	N/A	$168,000	3.38%	$—	—%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	247,455	4.21	247,285	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	395,824	3.28	395,713	3.28
Total debt obligations				$811,279		$642,998

(1)The AOG entities are borrowers under the Credit Facility, which provides a $1.065 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 31, 2021, the Company amended the Credit Facility to, among other things, extend the maturity date from March 2025 to March 2026. As of March 31, 2021, base rate loans bear interest calculated based on the base rate plus 0.125% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.125%. The unused commitment fee is 0.10% per annum. There is a base rate and LIBOR floor of zero.
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

As of March 31, 2021, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024 and 2030 Senior Notes (the “Senior Notes”) are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense in the Condensed Consolidated Statements of Operations.
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes
Unamortized debt issuance costs as of December 31, 2020	$5,232	$4,283
Debt issuance costs incurred	1,189	—
Amortization of debt issuance costs	(310)	(149)
Unamortized debt issuance costs as of March 31, 2021	$6,111	$4,134

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2021			As of December 31, 2020
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$9,614,038	$9,553,375	9.9	$9,796,442	$9,665,804	10.1
Subordinated notes(2)	469,415	286,264	10.0	482,391	292,272	10.2
Total loan obligations of Consolidated CLOs	$10,083,453	$9,839,639		$10,278,833	$9,958,076

(1)Original borrowings under the senior secured notes totaled $9.6 billion, with various maturity dates ranging from July 2028 to October 2033. The weighted average interest rate as of March 31, 2021 was 1.89%.
(2)Original borrowings under the subordinated notes totaled $469.4 million, with various maturity dates ranging from July 2028 to October 2033. The notes do not have contractual interest rates; instead, holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of March 31, 2021 and December 31, 2020, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding:

			As of March 31, 2021		As of December 31, 2020
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	3/4/2022	$71,500	$71,500	1.59%	$71,500	1.59%
	1/1/2023	18,000	17,909	1.69	17,909	1.75
	10/14/2021	75,000	21,000	2.70	32,500	2.75
Total borrowings of Consolidated Funds			$110,409		$121,909

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2021, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of March 31, 2021 and December 31, 2020, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $759.7 million and $784.2 million, respectively.
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
At March 31, 2021 and December 31, 2020, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $303.2 million and $326.4 million, respectively, of which approximately $235.9 million and $252.4 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2021 and December 31, 2020, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to nine years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of March 31,	As of December 31,
	Classification	2021	2020
Operating lease assets	Right-of-use operating lease assets	$157,908	$154,742
Finance lease assets	Other assets(1)	1,260	1,386
Total lease assets		$159,168	$156,128

Operating lease liabilities	Operating lease liabilities	$186,594	$180,236
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	912	1,273
Total lease liabilities		$187,506	$181,509

(1) Finance lease assets are recorded net of accumulated amortization of $1.1 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively.

Maturity of lease liabilities	Operating Leases	Finance Leases
2021	$27,311	$150
2022	39,825	485
2023	35,795	158
2024	32,844	156
2025	31,717	6
After 2025	38,665	—
Total future payments	206,157	955
Less: interest	19,563	43
Total lease liabilities	$186,594	$912

		Three months ended March 31,
	Classification	2021	2020
Operating lease expense	General, administrative and other expenses	$8,493	$7,632
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	126	94
Interest on finance lease liabilities	Interest expense	10	11
Total lease expense		$8,629	$7,737

	Three months ended March 31,
Other information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,419	$8,178
Operating cash flows for finance leases	25	6
Financing cash flows for finance leases	341	36
Leased assets obtained in exchange for new operating lease liabilities	13,374	8,744

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of March 31,	As of December 31,
Lease term and discount rate	2021	2020
Weighted-average remaining lease terms (in years):
Operating leases	5.7	6.0
Finance leases	2.7	2.6
Weighted-average discount rate:
Operating leases	3.43%	3.59%
Finance leases	3.21%	3.26%

9. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates, including management fees, carried interest allocation, incentive fees, principal investment income and administrative expense reimbursements. The related accounts receivable are included within due from affiliates within the Condensed Consolidated Statements of Financial Condition, except that accrued carried interest allocations, which is predominantly due from affiliated funds, is presented separately within investments in the Condensed Consolidated Statements of Financial Condition.
The Company has investment management agreements with the Ares Funds that it manages. In accordance with these agreements, these Ares Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Ares Funds.
The Company also has entered into agreements to be reimbursed for its expenses incurred for providing administrative services to certain related parties, including AAC, ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., ACF FinCo I L.P. and CION Ares Diversified Credit Fund.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2021	2020
Due from affiliates:
Management fees receivable from non-consolidated funds	$244,018	$308,581
Incentive fee receivable from non-consolidated funds	17,214	21,495
Payments made on behalf of and amounts due from non-consolidated funds and employees	74,218	75,811
Due from affiliates—Company	$335,450	$405,887
Amounts due from portfolio companies and non-consolidated funds	$16,240	$17,172
Due from affiliates—Consolidated Funds	$16,240	$17,172
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$3,280	$4,808
Tax receivable agreement liability	61,125	62,505
Undistributed carried interest and incentive fees	7,933	27,322
Payments made by non-consolidated funds on behalf of and payable by the Company	5,479	5,551
Due to affiliates—Company	$77,817	$100,186
Amounts due to portfolio companies and non-consolidated funds	$622	$—
Due to affiliates—Consolidated Funds	$622	$—

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

10. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three months ended March 31, 2021,the Company recorded income tax expense of $25.8 million. For the three months ended March 31, 2020, the Company recorded income tax benefit of $20.6 million, respectively.
The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three months ended March 31, 2021 and 2020, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2021 and December 31, 2020, the Company recorded a net deferred tax asset of $46.0 million and $70.0 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2017. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

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

For the three months ended March 31, 2021, the treasury stock method was the more dilutive method. For the three months ended March 31, 2020, the two-class method was the more dilutive method.

The computation of diluted earnings per share for the three months ended March 31, 2021 excludes the following AOG Units, as their effect would have been anti-dilutive. For the three months ended March 31, 2020, the following options, restricted units and AOG Units represent the securities not included in the two-class method:

	Three months ended March 31,
	2021	2020
Options	—	12,859,532
Restricted units	—	16,377,716
AOG Units	112,353,043	116,328,089
The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2021	2020
Basic earnings per share of Class A common stock:
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$52,953	$(36,461)
Distributions on unvested restricted units	(3,255)	(2,290)
Net income (loss) available to Class A common stockholders	$49,698	$(38,751)
Basic weighted-average shares of Class A common stock	149,271,822	118,366,539
Basic earnings (loss) per share of Class A common stock	$0.33	$(0.33)

Diluted earnings per share of Class A common stock:
Net income (loss) available to Class A common stockholders	$52,953	$(36,461)
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$52,953	$(36,461)
Effect of dilutive shares:
Restricted units	9,218,424	—
Options	5,174,138	—
Diluted weighted-average shares of Class A common stock	163,664,384	118,366,539
Diluted earnings (loss) per share of Class A common stock	$0.32	$(0.33)

Dividend declared and paid per Class A common stock	$0.47	$0.40

12. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan (as amended, the "Equity Incentive Plan"). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2021, the total number of shares available for issuance under the Equity Incentive Plan reset to 44,510,451 shares, and as of March 31, 2021, 40,639,397 shares remain available for issuance.

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
Equity-based compensation expense, net of forfeitures, recorded by the Company is included in the following table:

	Three months ended March 31,
	2021	2020
Restricted units	$44,087	$28,381
Restricted units with a market condition	11,562	4,133
Options	—	43
Equity-based compensation expense	$55,649	$32,557
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

Restricted units are delivered net of the holder's payroll related taxes upon vesting. For the three months ended March 31, 2021, 4.2 million restricted units vested and 2.4 million shares of Class A common stock were delivered to the holders. For the three months ended March 31, 2020, 4.6 million restricted units vested and 2.6 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the three months ended March 31, 2021, the Company declared dividends of $0.47 per share to Class A common stockholders at the close of business on March 17, 2021. For the three months ended March 31, 2021, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $7.5 million, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During the first quarter of 2021, in addition to grants awarded in 2021, the Company approved the future grant of restricted units to certain senior executives in each of 2022, 2023 and 2024, subject to the holder’s continued employment and acceleration in certain instances. The vesting period of these awards are at a rate of 25% per year, beginning on the second anniversary of the grant date. Given that these future restricted units have been communicated to the recipient, the Company accounts for these awards as if they have been granted and recognizes the compensation expense on a straight-line basis over the service period. The restricted units that have been approved and communicated but not yet granted are not eligible to receive a Dividend Equivalent until the grant date.

The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2021	16,299,664	$24.30
Granted	9,012,823	45.63
Vested	(4,191,773)	21.85
Forfeited	(4,269)	50.75
Balance - March 31, 2021	21,116,445	$33.80

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $593.8 million as of March 31, 2021 and is expected to be recognized over the remaining weighted average period of 4.3 years.

Performance-Based Restricted Unit Awards with a Market Condition
During the first quarter of 2021, the Company granted certain restricted units with a vesting condition contingent upon the volume-weighted, average closing price of the Company’s Class A common stock meeting or exceeding a stated price for 30 consecutive calendar days on or prior to January 22, 2029, referred to as the market condition. 537,500 restricted units with a market condition of $55.00 per share (“Tranche I”), 537,500 restricted units with a market condition of $60.00 per share (“Tranche II”), 537,500 restricted units with a market condition of $65.00 per share (“Tranche III”) and 537,500 restricted units with a market condition of $75.00 per share (“Tranche IV”) were granted. Vesting is also generally subject to continued employment at the time such market condition is achieved, subject to certain exceptions upon certain qualifying terminations of employment. Under the terms of the awards, if the target price of the applicable market condition is not achieved by the close of business on January 22, 2029, the unvested market condition awards will be automatically canceled and forfeited for no consideration. Restricted units subject to a market condition are not eligible to receive a Dividend Equivalent.
The grant date fair values for Tranche I, Tranche II, Tranche III and Tranche IV awards were $37.28, $34.47, $31.92 and $27.75 per unit, respectively, based on a probability distributed Monte-Carlo simulation. Due to the existence of the market condition, the vesting period for the awards is not explicit, and as such, compensation expense is recognized on a straight-line basis over the median vesting period derived from the positive iterations of the Monte Carlo simulation where the market condition was achieved. The median vesting period is 0.7 years, 1.2 years, 1.6 years and 2.3 years for Tranche I, Tranche II, Tranche III and Tranche IV, respectively.

Below is a summary of the significant assumptions used to estimate the grant date fair value of market condition awards:

Closing price of the Company's common shares as of valuation date	$45.76
Risk-free interest rate	0.88%
Volatility	35.0%
Dividend yield	3.5%
Cost of equity	10.0%

The following table presents the unvested market condition awards' activity:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2021	—	$—
Granted	2,150,000	32.86
Vested	—	—
Forfeited	—	—
Balance - March 31, 2021	2,150,000	$32.86

The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $59.1 million as of March 31, 2021 and is expected to be recognized over the remaining weighted average period of 7.81 years.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options
A summary of options activity during the three months ended March 31, 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2021	8,312,203	$18.99	3.4	$233,251
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - March 31, 2021	8,312,203	18.99	3.1	$307,895
Exercisable at March 31, 2021	8,312,203	$18.99	3.1	$307,895

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
In February 2021, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2022. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares as part of the stock repurchase program.

The following table presents the changes in each class of common stock:

	Class A Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2021	147,182,562	1,000	112,447,618	259,631,180
Exchanges of AOG Units	283,724	—	(283,724)	—
Vesting of restricted stock awards, net of shares withheld for tax	2,374,692	—	—	2,374,692
Balance - March 31, 2021	149,840,978	1,000	112,163,894	262,005,872

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of March 31, 2021		As of December 31, 2020		Three months ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2021	2020
Ares Management Corporation	149,840,978	57.19%	147,182,562	56.69%	57.06%	50.43%
Ares Owners Holding L.P.	112,163,894	42.81	112,447,618	43.31	42.94	49.57
Total	262,004,872	100.00%	259,630,180	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. When, as and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - January 1, 2021	$100,366
Net income	32
Currency translation adjustment, net of tax	(590)
Balance - March 31, 2021	$99,808

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - January 1, 2021	$—
Redemption value	930,924
Balance - March 31, 2021	$930,924

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

14. SEGMENT REPORTING
The Company operates through its distinct operating segments that are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, multi-asset credit, alternative credit investments and direct lending. The syndicated loans strategy focuses on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily targets first lien secured debt, with a secondary focus on second lien secured loans and subordinated and other unsecured loans. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Multi-asset credit is a “go anywhere” strategy designed to offer investors a flexible solution to global credit investing by allowing us to tactically allocate between multiple asset classes in various market conditions. The alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. The alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, structural protections and cash flow velocity. The direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets and has a multi-channel origination strategy designed to address a broad set of investment opportunities in the middle market. The direct lending team maintains a flexible investment strategy with the capability to invest in first lien senior secured loans (including “unitranche” loans which are loans that combine senior and mezzanine debt, generally in a first lien position), second lien senior secured loans, subordinated debt, preferred equity and non-control equity co-investments in private middle market companies. U.S. direct lending activities are managed through a publicly traded business development company, ARCC, as well as through private commingled funds and SMAs.

Private Equity Group: The Private Equity Group manages investment strategies broadly categorizes its investment activities into three strategies: Corporate Private Equity, Special Opportunities and Infrastructure and Power. In the Corporate Private Equity strategy, the Company targets four principal transactions types: prudently leveraged control buyouts, growth equity, rescue/deleveraging capital and distressed buyouts/discounted debt accumulation together with the broad resources of potential investment opportunities. This flexible capital approach, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active in different markets and to be highly selective in making investments across various market environments. In Special Opportunities strategy, the Company employs a flexible capital strategy to target non-control positions across a broad spectrum of stressed, distressed and opportunistic situations. The Infrastructure and Power strategy targets value-added approach that seeks to source and structure essential infrastructure assets with strong downside protection and potential for capital appreciation throughout the climate infrastructure, natural gas generation, and energy transportation sectors.

Real Estate Group: The Real Estate Group manages comprehensive real estate equity and debt strategies. Real Estate equity strategies focus on applying hands-on value creation initiatives to mismanaged and capital-starved assets, as well as new development, ultimately selling stabilized assets back into the market. The Real Estate Group manages both a value-add strategy and an opportunistic strategy. The value-add investment activities focus on the acquisition of underperforming, income-producing, institutional-quality assets that can be improved through select value-creation initiatives across the U.S. and Europe. The opportunistic strategy focuses on capitalizing on distressed and special situations, repositioning underperforming assets and undertaking select development and redevelopment projects across major properties in the U.S. and Europe. The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and invest in a wide range of financing opportunities in the U.S. In addition to managing private commingled funds and SMAs, the Real Estate Group makes debt investments through ACRE, a publicly traded commercial mortgage REIT.

Strategic Initiatives: The Company began reflecting the Strategic Initiatives category beginning in the third quarter of 2020. It represents an all other category that includes operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets including Ares SSG, Ares Insurance Solutions (“AIS”) and AAC.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended March 31, 2021
	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$232,877	$49,331	$29,632	$15,623	$327,463	$—	$327,463
Other fees	5,969	108	648	79	6,804	—	6,804
Compensation and benefits	(80,365)	(20,685)	(15,941)	(4,740)	(121,731)	(44,407)	(166,138)
General, administrative and other expenses	(10,809)	(4,868)	(3,295)	(2,035)	(21,007)	(18,656)	(39,663)
Fee related earnings	147,672	23,886	11,044	8,927	191,529	(63,063)	128,466
Performance income—realized	3,816	71,218	1,947	—	76,981	—	76,981
Performance related compensation—realized	(2,893)	(57,026)	(1,177)	—	(61,096)	—	(61,096)
Realized net performance income	923	14,192	770	—	15,885	—	15,885
Investment loss—realized	—	(7,170)	(222)	—	(7,392)	—	(7,392)
Interest and other investment income—realized	3,669	444	2,028	33	6,174	355	6,529
Interest expense	(1,515)	(1,663)	(1,125)	(2,302)	(6,605)	(90)	(6,695)
Realized net investment income (loss)	2,154	(8,389)	681	(2,269)	(7,823)	265	(7,558)
Realized income	$150,749	$29,689	$12,495	$6,658	$199,591	$(62,798)	$136,793

	Three months ended March 31, 2020
	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$197,437	$52,157	$24,184	$—	$273,778	$—	$273,778
Other fees	3,058	110	704	—	3,872	—	3,872
Compensation and benefits	(70,925)	(19,596)	(12,413)	—	(102,934)	(36,426)	(139,360)
General, administrative and other expenses	(15,313)	(5,633)	(2,935)	—	(23,881)	(21,305)	(45,186)
Fee related earnings	114,257	27,038	9,540	—	150,835	(57,731)	93,104
Performance income—realized	9,016	116,154	26,600	—	151,770	—	151,770
Performance related compensation—realized	(7,899)	(92,924)	(17,170)	—	(117,993)	—	(117,993)
Realized net performance income	1,117	23,230	9,430	—	33,777	—	33,777
Investment income (loss)—realized	(843)	11,470	1,290	—	11,917	(5,698)	6,219
Interest and other investment income—realized	4,575	812	796	—	6,183	168	6,351
Interest expense	(1,715)	(1,643)	(971)	—	(4,329)	(977)	(5,306)
Realized net investment income (loss)	2,017	10,639	1,115	—	13,771	(6,507)	7,264
Realized income	$117,391	$60,907	$20,085	$—	$198,383	$(64,238)	$134,145

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended March 31,
	2021	2020
Segment revenues
Management fees	$327,463	$273,778
Other fees	6,804	3,872
Performance income—realized	76,981	151,770
Total segment revenues	$411,248	$429,420
Segment expenses
Compensation and benefits	$121,731	$102,934
General, administrative and other expenses	21,007	23,881
Performance related compensation—realized	61,096	117,993
Total segment expenses	$203,834	$244,808
Segment realized net investment income (expense)
Investment income (loss)—realized	$(7,392)	$11,917
Interest and other investment income —realized	6,174	6,183
Interest expense	(6,605)	(4,329)
Total segment realized net investment income (expense)	$(7,823)	$13,771

The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended March 31,
	2021	2020
Total consolidated revenue	$658,388	$13,409
Performance (income) loss—unrealized	(224,954)	387,657
Management fees of Consolidated Funds eliminated in consolidation	11,706	10,502
Incentive fees of Consolidated Funds eliminated in consolidation	1,525	(45)
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,145	3,317
Administrative fees(1)	(9,808)	(9,661)
Performance income (loss) reclass(2)	55	(1,717)
Principal investment (income) loss, net of eliminations	(25,100)	26,723
Net income of non-controlling interests in consolidated subsidiaries	(4,709)	(765)
Total consolidation adjustments and reconciling items	(247,140)	416,011
Total segment revenue	$411,248	$429,420

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended March 31,
	2021	2020
Total consolidated expenses	$525,109	$81,959
Performance related compensation-unrealized	(160,337)	285,892
Expenses of Consolidated Funds added in consolidation	(17,436)	(17,899)
Expenses of Consolidated Funds eliminated in consolidation	13,265	10,456
Administrative fees(1)	(9,808)	(9,661)
OMG expenses	(63,063)	(57,731)
Acquisition and merger-related expense	(8,590)	(3,115)
Equity compensation expense	(55,649)	(32,557)
Deferred placement fees	(297)	(5,415)
Depreciation and amortization expense	(14,100)	(5,542)
Expense of non-controlling interests in consolidated subsidiaries	(5,260)	(1,579)
Total consolidation adjustments and reconciling items	(321,275)	162,849
Total segment expenses	$203,834	$244,808

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended March 31,
	2021	2020
Total consolidated other income (expense)	$56,785	$(227,863)
Investment (income) loss—unrealized	(22,168)	105,594
Interest and other investment (income) loss—unrealized	3,950	(4,961)
Other (income) loss from Consolidated Funds added in consolidation, net	(67,316)	198,245
Other expense from Consolidated Funds eliminated in consolidation, net	(4,112)	(3,819)
OMG other expense	333	1,141
Performance (income) loss reclass(1)	(55)	1,717
Principal investment income (loss)	25,095	(75,988)
Other (income) expense, net	(473)	22
Other loss of non-controlling interests in consolidated subsidiaries	138	19,683
Total consolidation adjustments and reconciling items	(64,608)	241,634
Total segment realized net investment income (expense)	$(7,823)	$13,771

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

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended March 31,
	2021	2020
Income (loss) before taxes	$190,064	$(296,413)
Adjustments:
Depreciation and amortization expense	14,100	5,542
Equity compensation expense	55,649	32,557
Acquisition and merger-related expense	8,590	3,137
Deferred placement fees	297	5,415
OMG expense, net	63,396	58,872
Other income, net	(473)	—
Net expense of non-controlling interests in consolidated subsidiaries	689	20,497
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(49,886)	166,378
Total performance (income) loss—unrealized	(224,954)	387,657
Total performance related compensation—unrealized	160,337	(285,892)
Total investment (income) loss—unrealized	(18,218)	100,633
Realized income	199,591	198,383
Total performance income—realized	(76,981)	(151,770)
Total performance related compensation—realized	61,096	117,993
Total investment income—realized	7,823	(13,771)
Fee related earnings	$191,529	$150,835

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of March 31,	As of December 31,
	2021	2020
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$199,819	$224,203
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	387,934	391,963
Assets of consolidated VIEs	11,724,262	11,580,003
Liabilities of consolidated VIEs	10,851,579	10,716,438

(1)As of March 31, 2021 and December 31, 2020, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $106.6 million and $107.7 million, respectively.

	Three months ended March 31,
	2021	2020
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$27,816	$(166,406)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of March 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$609,872	$—	$—	$609,872
Investments (includes $1,369,684 of accrued carried interest)	2,323,728	—	(391,750)	1,931,978
Due from affiliates	358,106	—	(22,656)	335,450
Other assets	781,464	—	(1,523)	779,941
Right-of-use operating lease assets	157,908	—	—	157,908
Assets of Consolidated Funds
Cash and cash equivalents	—	557,271	—	557,271
U.S. Treasury securities, at fair value	—	1,000,040	—	1,000,040
Investments, at fair value	—	10,944,061	4,112	10,948,173
Due from affiliates	—	25,990	(9,750)	16,240
Receivable for securities sold	—	166,960	—	166,960
Other assets	—	32,096	—	32,096
Total assets	$4,231,078	$12,726,418	$(421,567)	$16,535,929
Liabilities
Accounts payable, accrued expenses and other liabilities	$129,327	$—	$(9,749)	$119,578
Accrued compensation	89,791	—	—	89,791
Due to affiliates	77,817	—	—	77,817
Performance related compensation payable	968,582	—	—	968,582
Debt obligations	811,279	—	—	811,279
Operating lease liabilities	186,594	—	—	186,594
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	112,014	(13,541)	98,473
Due to affiliates	—	20,690	(20,068)	622
Payable for securities purchased	—	781,845	—	781,845
CLO loan obligations, at fair value	—	9,892,853	(53,214)	9,839,639
Fund borrowings	—	110,409	—	110,409
Total liabilities	2,263,390	10,917,811	(96,572)	13,084,629
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	930,924	—	930,924
Redeemable interest in Ares Operating Group entities	99,808	—	—	99,808
Non-controlling interest in Consolidated Funds	—	877,683	(324,995)	552,688
Non-controlling interest in Ares Operating Group entities	706,381	—	—	706,381
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (149,840,978 shares issued and outstanding)	1,498	—	—	1,498
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (112,163,894 shares issued and outstanding)	1,122	—	—	1,122
Additional paid-in-capital	1,033,735	—	—	1,033,735
Retained earnings	(173,555)	—	—	(173,555)
Accumulated other comprehensive loss, net of tax	(62)	—	—	(62)
Total stockholders' equity	1,161,499	—	—	1,161,499
Total equity	1,867,880	877,683	(324,995)	2,420,568
Total liabilities, redeemable interest, non-controlling interests and equity	$4,231,078	$12,726,418	$(421,567)	$16,535,929

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$539,812	$—	$—	$539,812
Investments (includes $1,145,853 of accrued carried interest)	2,064,517	—	(381,758)	1,682,759
Due from affiliates	426,021	—	(20,134)	405,887
Other assets	812,630	—	(211)	812,419
Right-of-use operating lease assets	154,742	—	—	154,742
Assets of Consolidated Funds
Cash and cash equivalents	—	522,377	—	522,377
Investments, at fair value	—	10,873,522	3,575	10,877,097
Due from affiliates	—	27,377	(10,205)	17,172
Receivable for securities sold	—	121,225	—	121,225
Other assets	—	35,502	—	35,502
Total assets	$3,997,722	$11,580,003	$(408,733)	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$125,494	$—	$(10,205)	$115,289
Accrued compensation	103,010	—	—	103,010
Due to affiliates	100,186	—	—	100,186
Performance related compensation payable	813,378	—	—	813,378
Debt obligations	642,998	—	—	642,998
Operating lease liabilities	180,236	—	—	180,236
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	46,824	—	46,824
Due to affiliates	—	16,770	(16,770)	—
Payable for securities purchased	—	514,946	—	514,946
CLO loan obligations	—	10,015,989	(57,913)	9,958,076
Fund borrowings	—	121,909	—	121,909
Total liabilities	1,965,302	10,716,438	(84,888)	12,596,852
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	100,366	—	—	100,366
Non-controlling interest in Consolidated Funds	—	863,565	(323,845)	539,720
Non-controlling interest in Ares Operating Group entities	738,369	—	—	738,369
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (147,182,562 shares issued and outstanding)	1,472	—	—	1,472
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (112,447,618 share issued and outstanding)	1,124	—	—	1,124
Additional paid-in-capital	1,043,669	—	—	1,043,669
Retained earnings	(151,824)	—	—	(151,824)
Accumulated other comprehensive income, net of tax	483	—	—	483
Total stockholders' equity	1,193,685	—	—	1,193,685
Total equity	1,932,054	863,565	(323,845)	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$3,997,722	$11,580,003	$(408,733)	$15,168,992

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$331,979	$—	$(11,706)	$320,273
Carried interest allocation	297,535	—	—	297,535
Incentive fees	4,345	—	(1,525)	2,820
Principal investment income	25,095	—	5	25,100
Administrative, transaction and other fees	16,805	—	(4,145)	12,660
Total revenues	675,759	—	(17,371)	658,388
Expenses
Compensation and benefits	231,850	—	—	231,850
Performance related compensation	221,432	—	—	221,432
General, administrative and other expense	67,656	—	—	67,656
Expenses of the Consolidated Funds	—	17,436	(13,265)	4,171
Total expenses	520,938	17,436	(13,265)	525,109
Other income (expense)
Net realized and unrealized gains (losses) on investments	(6,118)	—	11,551	5,433
Interest and dividend income	1,863	—	(903)	960
Interest expense	(6,695)	—	—	(6,695)
Other expense, net	(3,693)	—	(456)	(4,149)
Net realized and unrealized gains on investments of the Consolidated Funds	—	26,468	(10,046)	16,422
Interest and other income of the Consolidated Funds	—	115,383	456	115,839
Interest expense of the Consolidated Funds	—	(74,535)	3,510	(71,025)
Total other income (expense)	(14,643)	67,316	4,112	56,785
Income before taxes	140,178	49,880	6	190,064
Income tax expense	25,726	28	—	25,754
Net income	114,452	49,852	6	164,310
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	49,852	6	49,858
Net income attributable to Ares Operating Group entities	114,452	—	—	114,452
Less: Net income attributable to redeemable interest in Ares Operating Group entities	32	—	—	32
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	56,042	—	—	56,042
Net income attributable to Ares Management Corporation	58,378	—	—	58,378
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$52,953	$—	$—	$52,953

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$274,351	$—	$(10,502)	$263,849
Carried interest allocation	(230,876)	—	—	(230,876)
Incentive fees	(3,294)	—	45	(3,249)
Principal investment loss	(75,988)	—	49,265	(26,723)
Administrative, transaction and other fees	13,725	—	(3,317)	10,408
Total revenues	(22,082)	—	35,491	13,409
Expenses
Compensation and benefits	180,084	—	—	180,084
Performance related compensation	(167,899)	—	—	(167,899)
General, administrative and other expense	62,331	—	—	62,331
Expenses of the Consolidated Funds	—	17,899	(10,456)	7,443
Total expenses	74,516	17,899	(10,456)	81,959
Other income (expense)
Net realized and unrealized losses on investments	(35,695)	—	27,661	(8,034)
Interest and dividend income	2,602	—	(812)	1,790
Interest expense	(5,306)	—	—	(5,306)
Other income, net	4,962	—	502	5,464
Net realized and unrealized losses on investments of the Consolidated Funds	—	(230,173)	(24,588)	(254,761)
Interest and other income of the Consolidated Funds	—	113,225	—	113,225
Interest expense of the Consolidated Funds	—	(81,297)	1,056	(80,241)
Total other expense	(33,437)	(198,245)	3,819	(227,863)
Loss before taxes	(130,035)	(216,144)	49,766	(296,413)
Income tax expense (benefit)	(20,644)	28	—	(20,616)
Net loss	(109,391)	(216,172)	49,766	(275,797)
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(216,172)	49,766	(166,406)
Net loss attributable to Ares Operating Group entities	(109,391)	—	—	(109,391)
Less: Net loss attributable to non-controlling interests in in Ares Operating Group entities	(78,355)	—	—	(78,355)
Net loss attributable to Ares Management Corporation	(31,036)	—	—	(31,036)
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net loss attributable to Ares Management Corporation Class A common stockholders	$(36,461)	$—	$—	$(36,461)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$114,452	$49,852	$6	$164,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities	34,292	—	9,992	44,284
Adjustments to reconcile net income to net cash used in operating activities allocable to redeemable and non-controlling interests in Consolidated Funds	—	(1,208,767)	587	(1,208,180)
Cash flows due to changes in operating assets and liabilities	(11,336)	—	4,292	(7,044)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	—	314,126	(48,614)	265,512
Net cash provided by (used in) operating activities	137,408	(844,789)	(33,737)	(741,118)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,284)	—	—	(3,284)
Net cash used in investing activities	(3,284)	—	—	(3,284)
Cash flows from financing activities:
Proceeds from Credit Facility	168,000	—	—	168,000
Dividends and distributions	(141,768)	—	—	(141,768)
Series A Preferred Stock dividends	(5,425)	—	—	(5,425)
Taxes paid related to net share settlement of equity awards	(84,590)	—	—	(84,590)
Other financing activities	341	—	—	341
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	955,083	(13,148)	941,935
Distributions to non-controlling interests in Consolidated Funds	—	(50,822)	11,993	(38,829)
Borrowings under loan obligations by Consolidated Funds	—	7,000	—	7,000
Repayments under loan obligations by Consolidated Funds	—	(29,453)	—	(29,453)
Net cash provided by (used in) financing activities	(63,442)	881,808	(1,155)	817,211
Effect of exchange rate changes	(622)	(2,127)	—	(2,749)
Net change in cash and cash equivalents	70,060	34,892	(34,892)	70,060
Cash and cash equivalents, beginning of period	539,812	522,377	(522,377)	539,812
Cash and cash equivalents, end of period	$609,872	$557,269	$(557,269)	$609,872

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(109,391)	$(216,172)	$49,766	$(275,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	190,761	—	(65,691)	125,070
Adjustments to reconcile net loss to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds	—	(478,695)	25,680	(453,015)
Cash flows due to changes in operating assets and liabilities	45,995	—	6,000	51,995
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	99,272	89,238	188,510
Net cash provided by (used in) operating activities	127,365	(595,595)	104,993	(363,237)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,062)	—	—	(3,062)
Cash paid for asset acquisition	(35,844)	—	—	(35,844)
Net cash used in investing activities	(38,906)	—	—	(38,906)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	383,334	—	—	383,334
Proceeds from Credit Facility	790,000	—	—	790,000
Repayments of Credit Facility	(60,000)	—	—	(60,000)
Dividends and distributions	(106,838)	—	—	(106,838)
Series A Preferred Stock dividends	(5,425)	—	—	(5,425)
Stock option exercises	19,551	—	—	19,551
Taxes paid related to net share settlement of equity awards	(73,500)	—	—	(73,500)
Other financing activities	(2,125)	—	—	(2,125)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	148,270	(15,005)	133,265
Distributions to non-controlling interests in Consolidated Funds	—	(15,426)	1,934	(13,492)
Borrowings under loan obligations by Consolidated Funds	—	454,391	—	454,391
Repayments under loan obligations by Consolidated Funds	—	(73,609)	—	(73,609)
Net cash provided by financing activities	944,997	513,626	(13,071)	1,445,552
Effect of exchange rate changes	(4,167)	(9,953)	—	(14,120)
Net change in cash and cash equivalents	1,029,289	(91,922)	91,922	1,029,289
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$1,167,673	$514,399	$(514,399)	$1,167,673

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2021 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
On April 5, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to SMBC approximately $250.0 million of the Company’s common stock (consisting of 3,489,911 shares of non-voting common stock and 1,234,200 shares of Class A common stock) at a price per share equal to the public offering price of Class A common stock being offered pursuant to the Offering (as defined below), less underwriting discounts and commissions (the “Private Placement”). The Private Placement closed on April 8, 2021 and resulted in gross proceeds to the Company of approximately $250.0 million before deducting offering expenses.

On April 6, 2021, the Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell 10,925,000 shares of the Class A common stock (including 1,425,000 shares of Class A common stock sold pursuant to the exercise of the underwriters' option to purchase up to 1,425,000 additional shares of Class A common stock) (collectively, the “Offering”). The Offering closed on April 8, 2021 and resulted in gross proceeds to the Company of approximately $578.2 million before deducting offering expenses.

In April 2021, the Company's board of directors declared a quarterly dividend of $0.47 per share of Class A common stock payable on June 30, 2021 to common stockholders of record at the close of business on June 16, 2021.

In April 2021, the Company's board of directors declared a quarterly dividend of $0.4375 per share of Series A Preferred Stock payable on June 30, 2021 to preferred stockholders of record at the close of business on June 15, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Ares Management Corporation is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment entities, CLOs and special purpose acquisition companies that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2020 Annual Report on Form 10-K of Ares Management Corporation and the related notes.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of March 31, 2021, approximately 67% of our AUM were in funds with a remaining contractual life of three years or more, approximately 73% of our AUM were in funds with an initial duration greater than seven years at time of closing and 89% of our management fees were derived from permanent capital vehicles, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

Performance across global capital markets during the quarter was dominated by progress in the vaccine rollout and accommodative monetary and fiscal support. Despite rate volatility and concerns for elevated inflation, U.S. leveraged credit markets responded favorably to improving economic growth trends and the rollout of additional economic stimulus in the U.S.

U.S. high yield bond spreads tightened into quarter-end as rising commodity prices, a wave of rating upgrades and expectations for strong corporate earnings provided a supportive tailwind to the asset class. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, returned 0.9% in the first quarter of 2021. Meanwhile, U.S. leveraged loans outperformed bonds, as demand for floating rate instruments increased amid rising rates and strong CLO origination. Specifically, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned 2.0% in the quarter.

European high yield and leveraged loan markets rallied alongside its U.S. counterparts, amid encouraging news surrounding the rollout of vaccines and an improving macroeconomic outlook. Slower than expected vaccine distribution due to production issues slightly weighed on performance in March; however, sentiment was bolstered heading into quarter-end by the European Central Bank’s commitment to increase the pace of its Pandemic Emergency Purchasing Program. The ICEBAML European Currency High Yield Index returned 1.5% in the first quarter of 2021, while the Credit Suisse Western European Leveraged Loan Index returned 1.7%.

Global equity markets also continued to recover from the lows of the COVID-19 pandemic. The S&P 500 Index and the MSCI All Country World ex USA Index had positive returns of 6.2% and 3.5%, respectively, for the quarter. Private equity market activity remained robust and has accelerated through the quarter, particularly for COVID-19-resilient businesses. Deal activity and valuations continued to rise and were higher in certain sectors, such as technology, amid an increasingly competitive market due to a variety of factors, including pent-up demand following the slowdown in 2020. In light of the highly competitive environment, we believe companies prefer to partner with sponsors who can help add value and navigate the challenging growth landscape.

With the European and U.S. economies continuing to recover over the quarter, real estate values have increased following declines caused by the onset of the global pandemic. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices returned a negative 0.9% and 7.5%, respectively, for the quarter. Rents and occupancies for certain property types and geographies are still below where they were for the first quarter of 2020, though the outlook is improved with the acceleration of vaccinations and progress towards the broader reopening of economies.

Recent Transactions

On March 30, 2021, a subsidiary of Ares entered into a definitive agreement to acquire 100% of Landmark Partners, LLC (collectively with its subsidiaries, “Landmark”), a leading investment manager focused on the secondary markets. Landmark manages private equity, real estate and infrastructure secondaries funds totaling approximately $18.7 billion in AUM as of December 31, 2020.
In April 2021, Ares sold approximately $250.0 million of common stock, consisting of non-voting common stock and Class A common stock, to Sumitomo Mitsui Banking Corporation in a private offering and approximately $578.2 million of Class A common stock in connection with a public offering.

On April 1, 2021, Ares and certain of its subsidiaries entered into a series of transactions that simplified the organizational structure, including merging Ares Offshore and Ares Investments with and into Ares Holdings, with Ares Holdings surviving. Accordingly, the separate existence of each of Ares Offshore and Ares Investments ceased. Prior to these series of transactions, Ares Offshore and Ares Investments were part of the Ares Operating Group. Following these series of transactions, Ares Holdings became the sole entity in the Ares Operating Group.

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

The tables below present rollforwards of our total AUM by segment:

($ in millions)	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$27,439	$14,808	$9,261	$196,980
Net new par/equity commitments(1)	4,519	(21)	730	700	5,928
Net new debt commitments	2,543	—	1,880	—	4,423
Capital reductions	(545)	(2)	(232)	—	(779)
Distributions	(740)	(634)	(171)	(131)	(1,676)
Redemptions	(536)	—	—	—	(536)
Change in fund value	403	2,237	114	64	2,818
Balance at 3/31/2021	$151,116	$29,019	$17,129	$9,894	$207,158
Average AUM(2)	$148,296	$28,230	$15,970	$9,578	$202,074

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total AUM
Balance at 12/31/2019	$110,543	$25,166	$13,207	$—	$148,916
Acquisitions	2,693	—	—	—	2,693
Net new par/equity commitments	2,036	364	1,560	—	3,960
Net new debt commitments	2,219	—	226	—	2,445
Capital reductions	(47)	(25)	—	—	(72)
Distributions	(632)	(1,838)	(643)	—	(3,113)
Redemptions	(464)	—	—	—	(464)
Change in fund value	(3,836)	(1,652)	(238)	—	(5,726)
Balance at 3/31/2020	$112,512	$22,015	$14,112	$—	$148,639
Average AUM(2)	$111,528	$23,591	$13,660	$—	$148,779

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.
(2) Represents the quarterly average of beginning and ending balances.

The components of our AUM are presented below as of ($ in billions):

AUM: $207.2	AUM: $148.6

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $9.1 billion and $8.0 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2021 and 2020, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented

Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.
The tables below present rollforwards of our total FPAUM by segment:

($ in millions)	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
FPAUM Balance at 12/31/2020	$88,017	$21,172	$10,252	$6,596	$126,037
Commitments(1)	1,585	79	496	(231)	1,929
Subscriptions/deployment/increase in leverage	4,539	592	337	538	6,006
Capital reductions	(837)	—	(32)	(1)	(870)
Distributions	(1,322)	(576)	(141)	(256)	(2,295)
Redemptions	(646)	—	—	—	(646)
Change in fund value	279	(1)	(92)	(20)	166
Change in fee basis	—	(2,739)	—	—	(2,739)
FPAUM Balance at 3/31/2021	$91,615	$18,527	$10,820	$6,626	$127,588
Average FPAUM(2)	$89,817	$19,850	$10,537	$6,611	$126,815

	Credit Group	Private Equity Group	Real Estate Group	Strategic Initiatives	Total
FPAUM Balance at 12/31/2019	$71,880	$17,040	$7,963	$—	$96,883
Acquisitions	2,596	—	—	—	2,596
Commitments	1,240	—	1,368	—	2,608
Subscriptions/deployment/increase in leverage	4,563	352	480	—	5,395
Capital reductions	(101)	—	(11)	—	(112)
Distributions	(1,031)	(367)	(226)	—	(1,624)
Redemptions	(481)	—	—	—	(481)
Change in fund value	(2,906)	(5)	(48)	—	(2,959)
Change in fee basis	—	—	(311)	—	(311)
FPAUM Balance at 3/31/2020	$75,760	$17,020	$9,215	$—	$101,995
Average FPAUM(2)	$73,821	$17,031	$8,590	$—	$99,442

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.
(2) Represents the quarterly average of beginning and ending balances.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $127.6	FPAUM: $102.0

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $24.8 billion and $20.5 billion from funds that primarily invest in illiquid strategies as of March 31, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

IGAUM generally represents the AUM of our funds that are currently generating performance income on a realized or unrealized basis. It represents the basis on which we are entitled to receive performance income. The basis is typically the NAV or total assets of the fund, excluding amounts on which we do not earn performance income, such as capital committed by us and our professionals. ARCC is only included in IGAUM when ARCC Part II Fees are being generated.
The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Private Equity	Real Estate	Strategic Initiatives

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Available Capital
$56.8
$3.8
$5.7
$6.7
$40.6
$33.2
$5.8
$4.8
$22.6
3/31/2021
3/31/2020

AUM Not Yet Paying Fees
$40.2
$1.7
$1.8
$3.0
$33.7
$23.1
$2.3
$2.5
$18.3
3/31/2021
3/31/2020

Credit	Private Equity	Real Estate	Strategic Initiatives

As of March 31, 2021, AUM not yet paying fees of $40.2 billion could generate approximately $423.1 million in potential incremental annual management fees, of which $395.7 million relates to $37.6 billion of AUM that is available for future deployment. As of March 31, 2020, AUM not yet paying fees of $23.1 billion could generate approximately $222.3 million in potential incremental annual management fees, of which $199.8 million relates to $21.0 billion of AUM that is available for future deployment.

Management Fees Fund Duration

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended March 31, 2021 and 2020, 77% and 78%, respectively, of our segment management fees were attributable to funds with three or more years in duration. The charts below present the composition of our segment management fees by the initial fund duration:

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

Consolidation and Deconsolidation of Ares Funds
In February 2021, our first sponsored SPAC, Ares Acquisition Corporation (“AAC”), consummated its initial public offering that generated gross proceeds of $1.0 billion. Prior to the completion of a business combination, the sponsor, a wholly owned subsidiary, owns the majority of the Class B ordinary shares outstanding of AAC. We consolidate AAC under the voting interest model and reflect the results of the SPAC as a Consolidated Fund.

Consolidated Funds represented approximately 7% of our AUM as of March 31, 2021, 4% of our management fees and less than 1% of our carried interest and incentive fees for the three months ended March 31, 2021. As of March 31, 2021, we consolidated 21 CLOs, nine private funds and one SPAC, and as of March 31, 2020, we consolidated 21 CLOs and seven private funds.
The activity of the Consolidated Funds is reflected within the condensed consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders' equity. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds in our condensed consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by AAC that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions.
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2021, we did not deconsolidate any entities and during the three months ended March 31, 2020, we deconsolidated one entity as a result of liquidation/dissolution.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 15. Consolidation” to our condensed consolidated financial statements included herein.

Results of Operations
Consolidated Results of Operations
We consolidate funds and entities where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' or investor rights, and the creation and termination of funds and entities. The consolidation of these funds and entities had no effect on net income attributable to us for the periods presented. As such, we separate the analysis of the Consolidated Funds and evaluate that activity in total. The following table and discussion sets forth information regarding our consolidated results of operations:

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change
Revenues
Management fees	$320,273	$263,849	$56,424	21%
Carried interest allocation	297,535	(230,876)	528,411	NM
Incentive fees	2,820	(3,249)	6,069	NM
Principal investment income (loss)	25,100	(26,723)	51,823	NM
Administrative, transaction and other fees	12,660	10,408	2,252	22
Total revenues	658,388	13,409	644,979	NM
Expenses
Compensation and benefits	231,850	180,084	(51,766)	(29)
Performance related compensation	221,432	(167,899)	(389,331)	NM
General, administrative and other expenses	67,656	62,331	(5,325)	(9)
Expenses of Consolidated Funds	4,171	7,443	3,272	44
Total expenses	525,109	81,959	(443,150)	NM
Other income (expense)
Net realized and unrealized gains (losses) on investments	5,433	(8,034)	13,467	NM
Interest and dividend income	960	1,790	(830)	(46)
Interest expense	(6,695)	(5,306)	(1,389)	(26)
Other income (expense), net	(4,149)	5,464	(9,613)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	16,422	(254,761)	271,183	NM
Interest and other income of Consolidated Funds	115,839	113,225	2,614	2
Interest expense of Consolidated Funds	(71,025)	(80,241)	9,216	11
Total other income (expense)	56,785	(227,863)	284,648	NM
Income (loss) before taxes	190,064	(296,413)	486,477	NM
Income tax expense (benefit)	25,754	(20,616)	(46,370)	NM
Net income (loss)	164,310	(275,797)	440,107	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	49,858	(166,406)	216,264	NM
Net income (loss) attributable to Ares Operating Group entities	114,452	(109,391)	223,843	NM
Less: Net income attributable to redeemable interest in Ares Operating Group entities	32	—	32	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	56,042	(78,355)	134,397	NM
Net income (loss) attributable to Ares Management Corporation	58,378	(31,036)	89,414	NM
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—
Net income (loss) attributable to Ares Management Corporation Class A common stockholders	$52,953	$(36,461)	89,414	NM

NM - Not Meaningful

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Consolidated Results of Operations of the Company
Management Fees. Management fees increased by $56.4 million, or 21%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to the Credit Group, driven by higher FPAUM from capital deployments in direct lending funds. Management fees also increased by $17.5 million in connection with the acquisition of SSG (“SSG Acquisition”) that occurred in the third quarter of 2020 and by $1.7 million in connection with the acquisition of F&G Reinsurance Ltd (“F&G Re”) that occurred in the fourth quarter of 2020. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $528.4 million to $297.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The activity was principally composed of the following:

($ in millions)	Three months ended March 31, 2021	Primary Drivers	Three months ended March 31, 2020	Primary Drivers
Credit funds	$85.6
Four direct lending funds and one alternative credit fund with $11.7 billion of IGAUM generating returns in excess of their hurdle rates, primarily consisting of: $15.5 million from Ares Private Credit Solutions, L.P. ("PCS"), $27.9 million from Ares Capital Europe IV, L.P. ("ACE IV") and $12.0 million from Ares Pathfinder Fund, L.P. (“Pathfinder”). The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. In addition, Ares Capital Europe III, L.P. ("ACE III") generated carried interest allocation of $9.5 million primarily driven by net investment income during the period.
			$(27.5)	Four direct lending funds with $10.2 billion of IGAUM generating lower returns due to market volatility driven by the COVID-19 pandemic, primarily from ACE III and Ares Private Credit Solutions, L.P. ("PCS") that led to the reversal of unrealized carried interest allocation of $7.8 million and $18.2 million during the period, respectively. Ares Capital Europe IV, L.P. ("ACE IV") generated $4.6 million of carried interest allocation during the period.
Private equity funds	188.8	Ares Corporate Opportunities Fund IV, L.P. ("ACOF IV") generated carried interest allocation of $105.8 million primarily due to market appreciation of its investment in The AZEK Company (“AZEK”) following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $43.3 million from Ares Special Opportunities Fund, L.P. (“ASOF”) and $18.4 million from our sixth flagship corporate private equity fund.	(194.4)
Market depreciation across several investments that led to the reversal of unrealized carried interest allocation of $49.0 million from Ares Corporate Opportunities Fund III, L.P. (“ACOF III”), $23.7 million from ACOF IV, $75.1 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) and $27.4 million from Ares Energy Opportunities Fund, L.P. ("AEOF"). The market depreciation was driven by the extreme market volatility from the COVID-19 pandemic and the energy market dislocation.

Real estate funds	22.8	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multi-family assets, generated carried interest allocation of $9.2 million from US Real Estate Fund IX, L.P. ("US IX") and $8.1 million from US Real Estate Fund VIII.	(9.0)	Market depreciation from multiple properties within real estate equity funds that led to the reversal of unrealized carried interest allocation primarily from US IX and Ares European Real Estate Fund IV, L.P. ("EF IV") in the amount of $6.8 million and $9.0 million for the period, respectively, offset by gains generated in multiple funds from the monetization of a pan-European logistics portfolio.
Strategic initiatives funds	0.3	Market appreciation of investments in an Asian secured lending fund.	—	No activity.
Carried interest allocation	$297.5		$(230.9)

Incentive Fees. Incentive fees increased by $6.1 million to $2.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020: The activity was principally composed of the following:

($ in millions)	Three months ended March 31, 2021	Primary Drivers	Three months ended March 31, 2020	Primary Drivers
Credit funds	$2.2	Two direct lending funds with incentive fees that crystallized during the period.	$(3.2)	One-time reversal of incentive fees following management's decision to extend the measurement period after the fees were crystallized.
Real estate funds	0.7	Incentive fees generated from ACRE.	—	No activity
Incentive fees	$2.8		$(3.2)

Principal Investment Income (Loss). Principal investment income (loss) increased by $51.8 million from a loss of $26.7 million for the three months ended March 31, 2020 to income of $25.1 million for the three months ended March 31, 2021. The activity for the three months ended March 31, 2021 was primarily driven by market appreciation of ACOF IV’s investment in AZEK and of various investments in ACOF III and our sixth flagship corporate private equity fund. The global equity and credit markets experienced significant downturns in the first quarter of 2020 due to the outbreak of the COVID-19 pandemic and to the energy market dislocation, leading to a broad decrease in valuations in the prior year period.

    Administrative, Transaction and Other Fees. Administrative, transaction and other fees increased by $2.3 million, or 22%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase during the current year period was primarily driven by higher transaction fees for certain funds in our Credit Group that increased with originations.

Compensation and Benefits. Compensation and benefits increased by $51.8 million, or 29%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by headcount and merit increases, by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business,, and by equity compensation increases for the comparative period. Average headcount increased by 17% to 1,460 professionals for the first quarter of 2021 from 1,251 professionals for the same period in 2020.
Equity compensation expense increased by $23.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to additional performance-based restricted units granted to certain executive officers in the first quarter of 2021 and to the approval of awards to these executive officers, as well as to certain other senior leaders, that will be granted during the first quarter of 2022, 2023 and 2024. These awards increased expense by $18.7 million during the three months ended March 31, 2021. Additional expense was incurred from an increase in recurring, discretionary merit-based awards and units awarded as part of the annual bonus program by $6.6 million and $2.1 million, respectively. The three months ended March 31, 2020 included $3.7 million of accelerated expense from the vesting of restricted units granted to our Chief Executive Officer as a result of achieving one of the applicable performance conditions.

For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment."

Performance Related Compensation. Performance related compensation increased by $389.3 million to $221.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $5.3 million, or 9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by a net increase of $9.6 million in amortization expense incurred in 2021 when compared to 2020 related to the intangible assets recorded in connection with the SSG Acquisition during the second half of 2020 and by higher professional service fees of $5.5 million during the current year, largely as a result of due diligence and legal expenses related to certain strategic initiatives. Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $2.2 million for the three months ended March 31, 2021 when compared to the same period in 2020.

The three months ended March 31, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. During the first quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $8.8 million for the three months ended March 31, 2021, when compared to the same period in 2020. While there have been positive developments that have resulted in a reduction in travel and gathering restrictions, the timing of recovery is uncertain. We anticipate that future periods will continue to be impacted similarly until we return to pre-pandemic working conditions. Those operating expenses that were impacted by the pandemic are expected to increase throughout the year, particularly with marketing sponsorships and events that have been postponed to future periods in 2021.
During the first quarter of 2020, we recorded $3.3 million in expenses associated with settling an SEC compliance matter that is not expected to recur.
Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments increased by $13.5 million from a $8.0 million loss for the three months ended March 31, 2020 to a $5.4 million gain for the three months ended March 31, 2021. The activity for the three months ended March 31, 2021 was primarily attributable to unrealized gains on certain strategic initiative related investments and on our U.S. CLO investments. The activity in the prior year period was primarily attributable to losses from CLO investments due to market volatility driven by the COVID-19 pandemic.
Interest Expense. Interest expense increased by $1.4 million, or 26%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The issuance of the 2030 Senior Notes late in the second quarter of 2020 increased interest expense by $3.4 million for the three months ended March 31, 2021. The increase was partially offset by a lower average outstanding balance of the Credit Facility in the current year period compared to the prior year period.
Other Income (Expense), Net. Other income (expense), net is principally composed of transaction gains (losses) associated with currency fluctuations for our businesses domiciled outside of the U.S. and is based on the fluctuations in currency exchange rates primarily among the U.S. dollar, the British pound and the Euro.
Income Tax Expense (Benefit) Income tax expense (benefit) increased by $46.4 million from income tax benefit of $20.6 million for the three months ended March 31, 2020 to income tax expense of $25.8 million for the three months ended March 31, 2021. The change in the comparative period is primarily a result of an increases in income before taxes and weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 50.4% for the three months ended March 31, 2020 to 57.1% for the three months ended March 31, 2021. The increases were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards and the issuance of stock in connection with the SSG Acquisition that occurred after March 31, 2020.
Redeemable and Non-Controlling Interests. Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the owners of AOG Units that are not held by AMC. In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in certain AOG entities that is reflected as redeemable interest in AOG entities. Net income attributable to redeemable interest in AOG entities is allocated based on the ownership percentage for periods presented.
Net income (loss) attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and to Crestline Denali Class B membership interests based on the activity of those financial interests. For the three months ended March 31, 2021 and 2020, net loss of $0.5 million and $19.6 million, respectively, was also allocated to the Crestline Denali Class B membership interests related to the losses from those CLO securities held.
Net income (loss) attributable to non-controlling interests in AOG entities increased by $134.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change in the comparative period is a result of the respective changes in income before taxes and weighted average daily ownership. While income before taxes increased, the weighted average daily ownership for the non-controlling AOG unitholders decreased from 49.6% for the three months ended March 31, 2020 to 42.9% for the three months ended March 31, 2021.

Consolidated Results of Operations of the Consolidated Funds

The following table presents the results of operations of the Consolidated Funds:

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change
Expenses of the Consolidated Funds	$(4,171)	$(7,443)	$3,272	44%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	16,422	(254,761)	271,183	NM
Interest and other income of Consolidated Funds	115,839	113,225	2,614	2
Interest expense of Consolidated Funds	(71,025)	(80,241)	9,216	11
Income (loss) before taxes	57,065	(229,220)	286,285	NM
Income tax expense of Consolidated Funds	(28)	(28)	—	—
Net income (loss)	57,037	(229,248)	286,285	NM
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	17,371	(35,491)	52,862	NM
Less: Other expense, net attributable to Ares Management Corporation eliminated upon consolidation	(10,192)	(27,351)	17,159	63
Net income (loss) attributable to non-controlling interests in Consolidated Funds	$49,858	$(166,406)	216,264	NM

NM - Not Meaningful
The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. For the three months ended March 31, 2021, expenses were primarily driven by professional fees incurred from the restructure of the European CLOs legal entities. For the three months ended March 31, 2020, expenses were primarily driven by the issuance of one European CLOs. Net realized and unrealized gains fluctuated for the comparative period, primarily due to a significant change in the value of loans held by the CLOs. The CSLLI returned 2.0% for the first quarter of 2021 when compared to a negative 13.2% for the first quarter of 2020. The decrease in interest expense was attributable to the lower interest rates from newly issued and refinanced CLOs since the first quarter of 2020.

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

Segment Analysis
For segment reporting purposes, revenues and expenses are presented before giving effect to the results of our Consolidated Funds and the results attributable to non-controlling interests of joint ventures that we consolidate. As a result, segment revenues from management fees, performance income and investment income are different than those presented on a consolidated basis in accordance with GAAP. Revenues recognized from Consolidated Funds are eliminated in consolidation and results attributable to the non-controlling interests of joint ventures have been excluded by us. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds and the non-controlling interests of joint ventures.
Non-GAAP Financial Measures
We use the following non-GAAP measures to making operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. The following table sets forth FRE and RI by reportable segment and OMG:

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change
Fee Related Earnings:
Credit Group	$147,672	$114,257	$33,415	29%
Private Equity Group	23,886	27,038	(3,152)	(12)
Real Estate Group	11,044	9,540	1,504	16
Strategic Initiatives	8,927	—	8,927	NM
Operations Management Group	(63,063)	(57,731)	(5,332)	(9)
Fee Related Earnings	$128,466	$93,104	35,362	38
Realized Income:
Credit Group	$150,749	$117,391	$33,358	28%
Private Equity Group	29,689	60,907	(31,218)	(51)
Real Estate Group	12,495	20,085	(7,590)	(38)
Strategic Initiatives	6,658	—	6,658	NM
Operations Management Group	(62,798)	(64,238)	1,440	2
Realized Income	$136,793	$134,145	2,648	2

NM - Not Meaningful

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG:

	Three months ended March 31,
($ in thousands)	2021	2020
Income (loss) before taxes	$190,064	$(296,413)
Adjustments:
Depreciation and amortization expense	14,100	5,542
Equity compensation expense	55,649	32,557
Acquisition and merger-related expense	8,590	3,137
Deferred placement fees	297	5,415
Other income, net	(473)	—
Net expense of non-controlling interests in consolidated subsidiaries	689	20,497
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(49,886)	166,378
Unconsolidated performance (income) loss—unrealized	(224,954)	387,657
Unconsolidated performance related compensation—unrealized	160,337	(285,892)
Unconsolidated net investment (income) loss—unrealized	(17,620)	95,267
Realized Income	136,793	134,145
Unconsolidated performance income—realized	(76,981)	(151,770)
Unconsolidated performance related compensation—realized	61,096	117,993
Unconsolidated investment (income) loss—realized	7,558	(7,264)
Fee Related Earnings	$128,466	$93,104

For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of the reportable segments to the most comparable measures in accordance with GAAP, see “Note 14. Segment Reporting”, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Discussed below are our results of operations for our reportable segments and OMG.

Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE:

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change
Management fees	$232,877	$197,437	$35,440	18%
Other fees	5,969	3,058	2,911	95
Compensation and benefits	(80,365)	(70,925)	(9,440)	(13)
General, administrative and other expenses	(10,809)	(15,313)	4,504	29
Fee Related Earnings	$147,672	$114,257	33,415	29

Management Fees. The chart below presents Credit Group management fees and effective management fee rates:
Management fees on existing direct lending funds increased primarily from deployment of capital, with ACE IV, PCS and Ares Senior Direct Lending Fund L.P. (“SDL”) collectively generating additional fees of $10.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Management fees from ARCC increased $2.5 million from prior year primarily due to an increase in the average size of ARCC's portfolio. The remaining increase in management fees on funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased from the prior year primarily due to the net addition of four CLOs and to $1.2 million of incremental fees associated with managing the seven collateral management contracts acquired from Crestline Denali for the full quarter in 2021. In addition, Part I Fees increased primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC.

The decrease in effective management fee rates for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by the increase in fee paying AUM of U.S. CLOs that have fee rates below 0.50% and to deployment in certain alternative credit funds that have fee rates below 1.00%. The decrease was also driven by the decrease in Part I Fees' contribution to the effective management fee rate due to the proportional increase in fees from other credit funds.

Compensation and Benefits. Compensation and benefits increased by $9.4 million, or 13%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business, by headcount growth and by merit increases. Average headcount increased by 5% to 416 investment and investment support professionals for the first quarter of 2021 from 396 professionals for the same period in 2020 as we added additional investment professionals to support our growing U.S. and European direct lending platforms.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $4.5 million, or 29%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The three months ended March 31, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. During the first quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $4.2 million for the three months ended March 31, 2021, when compared to the same period in 2020.
Realized Income:

The following table presents the components of the Credit Group's RI:

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change
Fee Related Earnings	$147,672	$114,257	$33,415	29%
Performance income—realized	3,816	9,016	(5,200)	(58)
Performance related compensation—realized	(2,893)	(7,899)	5,006	63
Realized net performance income	923	1,117	(194)	(17)
Investment loss—realized	—	(843)	843	100
Interest and other investment income—realized	3,669	4,575	(906)	(20)
Interest expense	(1,515)	(1,715)	200	12
Realized net investment income	2,154	2,017	137	7
Realized Income	$150,749	$117,391	33,358	28

NM - Not Meaningful
Realized net performance income for the three months ended March 31, 2021 was primarily attributable to incentive fees on two direct lending funds. Realized net performance income for the three months ended March 31, 2020 was primarily attributable to tax distributions on direct lending funds, partially offset by a one-time reversal of certain incentive fees that were recognized in 2019.
Realized net investment income for the three months ended March 31, 2021 and 2020 was primarily attributable to interest income generated from our CLO investments. Realized net investment income for the three months ended March 31, 2020 also included a term loan investment that generated interest income, partially offset by a realized loss of $1.0 million from the write down of an investment in a U.S. CLO.

Credit Group— Carried Interest and Incentive Fees

The following table presents the accrued carried interest and incentive fees receivable, also referred to as accrued performance income, and related performance compensation for the Credit Group:

	As of March 31, 2021			As of December 31, 2020
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Accrued Carried Interest
ACE III	$87,446	$52,468	$34,978	$77,959	$46,776	$31,183
ACE IV	121,369	75,249	46,120	93,462	57,946	35,516
PCS	117,424	69,401	48,023	101,656	60,084	41,572
Other credit funds	131,396	84,452	46,944	100,238	61,898	38,340
Total accrued carried interest	457,635	281,570	176,065	373,315	226,704	146,611
Incentive fees	24,083	15,059	9,024	31,653	18,601	13,052
Total Credit Group	$481,718	$296,629	$185,089	$404,968	$245,305	$159,663

The following table presents the change in accrued carried interest during the period for the Credit Group:

		As of December 31, 2020	Activity during the period			As of March 31, 2021
($ in thousands)	Fee Type	Accrued Carried Interest	Change in Unrealized	Realized	Foreign Exchange and Other Adjustments	Accrued Carried Interest
ACE III	European	$77,959	$9,487	$—	$—	$87,446
ACE IV	European	93,462	27,907	—	—	121,369
PCS	European	101,656	15,528	—	240	117,424
Other credit funds	European	99,980	32,720	(137)	(1,422)	131,141
Other credit funds	American	258	(3)	—	—	255
Total Credit Group		$373,315	$85,639	$(137)	$(1,182)	$457,635

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group:

($ in millions)	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	115	101	393	1,230	1,067	1,613	4,519
Net new debt commitments	722	—	—	—	1,821	—	2,543
Capital reductions	(59)	—	—	—	(451)	(35)	(545)
Distributions	(39)	—	(3)	(97)	(339)	(262)	(740)
Redemptions	(89)	(82)	(78)	(235)	(41)	(11)	(536)
Change in fund value	(175)	45	67	148	778	(460)	403
Balance at 3/31/2021	$28,442	$2,927	$3,332	$13,943	$59,351	$43,121	$151,116
Average AUM(1)	$28,205	$2,895	$3,143	$13,420	$57,934	$42,699	$148,296

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Acquisitions	2,693	—	—	—	—	—	$2,693
Net new par/equity commitments	103	22	6	929	880	96	2,036
Net new debt commitments	255	—	—	—	1,407	557	2,219
Capital reductions	(6)	—	—	—	(28)	(13)	(47)
Distributions	(15)	—	(2)	(94)	(349)	(172)	(632)
Redemptions	(124)	(267)	(37)	(18)	(18)	—	(464)
Change in fund value	(558)	(411)	(353)	(905)	(1,086)	(523)	(3,836)
Balance at 3/31/2020	$24,668	$2,836	$2,225	$7,483	$49,237	$26,063	$112,512
Average AUM(1)	$23,494	$3,164	$2,418	$7,527	$48,834	$26,091	$111,528

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $151.1	AUM: $112.5

FPAUM	AUM not yet paying fees	Non-fee paying(1)	General partner and affiliates

(1) Includes $9.1 billion and $8.0 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2021 and 2020, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group:

($ in millions)	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	138	101	415	481	450	—	1,585
Subscriptions/deployment/increase in leverage	—	—	—	618	902	3,019	4,539
Capital reductions	(59)	—	(18)	—	(725)	(35)	(837)
Distributions	(10)	—	(7)	(102)	(1,054)	(149)	(1,322)
Redemptions	(88)	(82)	(78)	(235)	(32)	(131)	(646)
Change in fund value	(352)	45	64	(49)	423	148	279
FPAUM Balance at 3/31/2021	$26,800	$2,925	$2,833	$7,044	$32,301	$19,712	$91,615
Average FPAUM(1)	$26,986	$2,893	$2,645	$6,688	$32,319	$18,286	$89,817

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
FPAUM Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Acquisitions	2,596	—	—	—	—	—	2,596
Commitments	802	22	6	335	75	—	1,240
Subscriptions/deployment/increase in leverage	—	—	9	212	2,490	1,852	4,563
Capital reductions	(25)	—	(59)	—	(2)	(15)	(101)
Distributions	(15)	—	(11)	(127)	(816)	(62)	(1,031)
Redemptions	(124)	(267)	(33)	(18)	(18)	(21)	(481)
Change in fund value	(568)	(411)	(343)	(571)	(797)	(216)	(2,906)
FPAUM Balance at 3/31/2020	$24,124	$2,839	$1,713	$4,171	$28,808	$14,105	$75,760
Average FPAUM(1)	$22,791	$3,167	$1,929	$4,256	$28,342	$13,336	$73,821

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $91.6	FPAUM: $75.8

Invested capital	Market value(1)	Collateral balances (at par)

(1)Includes $20.9 billion and $19.0 billion from funds that primarily invest in illiquid strategies as of March 31, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of March 31, 2021
ARCC contributed approximately 45% of the Credit Group’s total management fees for the three months ended March 31, 2021. In addition, five other significant funds, ACE III, ACE IV, Ares Secured Income Master Fund L.P. (“ASIF”), PCS and SDL, collectively contributed approximately 19% of the Credit Group’s management fees for the three months ended March 31, 2021.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of March 31, 2021:

			Returns(%)(1)
($ in millions)	Year of Inception	AUM	Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(3)	2004	$20,687	N/A	5.2	N/A	11.7	U.S. Direct Lending
ASIF(4)	2018	1,237	1.2	1.0	3.2	2.6	Alternative Credit

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
(4)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fees and other expenses from the gross returns on a monthly basis. ASIF is a master/feeder structure and its AUM and returns include activity from its' investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. Dollars and are for the master fund, excluding the share class hedges. The quarter, year-to-date, and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: 1.8% / 1.7%, 1.8% / 1.7%, 1.9% / 1.3%, respectively.

The following table presents the performance data of our significant drawdown funds as of March 31, 2021:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE III(7)	2015	$5,175	$2,822	$2,563	$751	$2,634	$3,385	1.4x	1.3x	11.5	8.2	European Direct Lending
Funds Deploying Capital
PCS	2017	3,957	3,365	2,381	862	2,118	2,980	1.3x	1.2x	13.1	9.3	U.S. Direct Lending
ACE IV Unlevered(8)	2018	10,766	2,851	2,345	162	2,411	2,573	1.1x	1.1x	9.0	6.3	European Direct Lending
ACE IV Levered(8)			4,819	3,897	373	4,114	4,487	1.2x	1.1x	13.2	9.5
SDL Unlevered	2018	5,154	922	602	101	548	649	1.1x	1.1x	9.8	7.2	U.S. Direct Lending
SDL Levered			2,045	1,336	320	1,210	1,530	1.2x	1.1x	19.0	13.7

(1)Realized value represents the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest and other expenses, as applicable, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross MoIC would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facilities.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Gross fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 12.8% and 9.3%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.5x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 11.0% and 7.7%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE IV (G) Levered are 15.2% and 10.8%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.2x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE:

	Three months ended March 31,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change
Management fees	$49,331	$52,157	$(2,826)	(5)%
Other fees	108	110	(2)	(2)
Compensation and benefits	(20,685)	(19,596)	(1,089)	(6)
General, administrative and other expenses	(4,868)	(5,633)	765	14
Fee Related Earnings	$23,886	$27,038	(3,152)	(12)
Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates:

Management fees decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the step down in fee rate and change in fee base for ACOF V as a result of our sixth flagship corporate private equity fund paying fees beginning in the fourth quarter of 2020. Fees from ACOF V decreased by $18.0 million compared to the prior year period, partially offset by $12.1 million of fees from our sixth flagship corporate private equity fund in the current year period. The decrease in management fees was also partially offset by an increase in fees of $5.5 million from ASOF that was driven by increased deployment.
The decrease in effective management fee rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by the step down in fee rate to 0.75% for ACOF V, partially offset by increased deployment in ASOF that has a higher fee rate than the average effective management fee rate.
Compensation and Benefits. Compensation and benefits increased by $1.1 million, or 6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The activity was primarily driven by headcount growth as we hired professionals to support the expansion of our global presence, such as our growing corporate private equity and special opportunities platforms. Average headcount increased by 8% to 143 investment and investment support professionals for the first quarter of 2021 from 133 professionals for the same period in 2020.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.8 million, or 14%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The three months ended March 31, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. During the first quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $1.6 million for the three months ended March 31, 2021, when compared to the same period in 2020.

Conversely, in connection with our fundraising efforts and the addition of investment professionals, placement fees increased by $1.0 million primarily associated with new commitments to ASOF and our sixth flagship corporate private equity fund, and recruiting fees increased to support the expanding platform.
Realized Income:
The following table presents the components of the Private Equity Group's RI:

	Three months ended March 31,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change
Fee Related Earnings	$23,886	$27,038	$(3,152)	(12)%
Performance income-—realized	71,218	116,154	(44,936)	(39)
Performance related compensation—realized	(57,026)	(92,924)	35,898	39
Realized net performance income	14,192	23,230	(9,038)	(39)
Investment income (loss)—realized	(7,170)	11,470	(18,640)	NM
Interest and other investment income—realized	444	812	(368)	(45)
Interest expense	(1,663)	(1,643)	(20)	(1)
Realized net investment income (loss)	(8,389)	10,639	(19,028)	NM
Realized Income	$29,689	$60,907	(31,218)	(51)

    Realized net performance income for the three months ended March 31, 2021 were primarily attributable to realizations from a partial sale of ACOF IV's position in AZEK. Realized net investment income was driven by realized losses recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company, partially offset by realizations from a partial sale of ACOF IV’s position in AZEK.
Realized net performance income and realized net investment income for the three months ended March 31, 2020 were primarily attributable to realizations from the monetization of ACOF IV's investment in National Veterinary Associates following the sale of the company during the period.

Private Equity Group—Carried Interest
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group:

	As of March 31, 2021			As of December 31, 2020
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$63,609	$50,888	$12,721	$55,022	$44,018	$11,004
ACOF IV	386,377	309,102	77,275	345,748	276,598	69,150
Sixth flagship corporate private equity fund	21,057	16,845	4,212	2,624	2,099	525
ASOF	156,627	109,639	46,988	113,313	79,319	33,994
EIF V	59,277	44,310	14,967	54,086	40,429	13,657
Other funds	1,652	1,652	—	175	175	—
Total Private Equity Group	$688,599	$532,436	$156,163	$570,968	$442,638	$128,330

The following table presents the change in accrued performance income during the period for the Private Equity Group:

		As of December 31, 2020	Activity during the period		As of March 31, 2021
($ in thousands)	Fee Type	Accrued Performance Income	Change in Unrealized	Realized	Accrued Performance Income
ACOF III	American	$55,022	$14,613	$(6,026)	$63,609
ACOF IV	American	345,748	105,821	(65,192)	386,377
Sixth flagship corporate private equity fund	American	2,624	18,433	—	21,057
ASOF	European	113,313	43,314	—	156,627
EIF V	European	54,086	5,191	—	59,277
Other funds	American	175	1,477	—	1,652
Total Private Equity Group		$570,968	$188,849	$(71,218)	$688,599

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group:

($ in millions)	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$18,233	$3,485	$5,721	$27,439
Net new par/equity commitments	29	—	(50)	(21)
Capital reductions	(2)	—	—	(2)
Distributions	(582)	(52)	—	(634)
Change in fund value	1,705	213	319	2,237
Balance at 3/31/2021	$19,383	$3,646	$5,990	$29,019
Average AUM(1)	$18,808	$3,566	$5,856	$28,230

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
Balance at 12/31/2019	$18,406	$3,233	$3,527	$25,166
Net new par/equity commitments	—	—	364	364
Capital reductions	—	—	(25)	(25)
Distributions	(1,836)	—	(2)	(1,838)
Change in fund value	(1,499)	(6)	(147)	(1,652)
Balance at 3/31/2020	$15,071	$3,227	$3,717	$22,015
Average AUM(1)	$16,739	$3,230	$3,622	$23,591

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $29.0	AUM: $22.0

FPAUM	AUM not yet paying fees	Non fee paying	General partner and affiliates

Private Equity Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Private Equity Group:

($ in millions)	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2020	$14,770	$3,679	$2,723	$21,172
Commitments	79	—	—	79
Subscriptions/deployment/increase in leverage	108	—	484	592
Distributions	(410)	—	(166)	(576)
Change in fund value	(1)	—	—	(1)
Change in fee basis	(2,739)	—	—	(2,739)
FPAUM Balance at 3/31/2021	$11,807	$3,679	$3,041	$18,527
Average FPAUM(1)	$13,289	$3,679	$2,882	$19,850

	Corporate Private Equity	Infrastructure & Power	Special Opportunities	Total Private Equity Group
FPAUM Balance at 12/31/2019	$11,968	$3,352	$1,720	$17,040
Subscriptions/deployment/increase in leverage	19	—	333	352
Distributions	(229)	—	(138)	(367)
Change in fund value	(5)	—	—	(5)
FPAUM Balance at 3/31/2020	$11,753	$3,352	$1,915	$17,020
Average FPAUM(1)	$11,861	$3,352	$1,818	$17,031

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $18.6	FPAUM: $17.0

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of March 31, 2021
    Six significant funds, U.S. Power Fund IV (“USPF IV”), ACOF IV, ACOF V, AEOF, ASOF and our sixth flagship corporate private equity fund, collectively contributed approximately 80% of the Private Equity Group’s management fees for the three months ended March 31, 2021.
The following table presents the performance data as of March 31, 2021 for our significant funds in the Private Equity Group, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
USPF IV	2010	$1,230	$1,688	$2,121	$1,403	$1,220	$2,623	1.2x	1.1x	5.4	1.7	Infrastructure and Power
ACOF IV	2012	4,107	4,700	4,251	6,635	3,401	10,036	2.4x	2.0x	21.7	15.4	Corporate Private Equity
Funds Deploying Capital
ACOF V	2017	8,405	7,850	6,896	995	7,209	8,204	1.2x	1.1x	8.2	4.8	Corporate Private Equity
AEOF	2018	730	1,120	965	73	576	649	0.7x	0.6x	(20.1)	(28.3)	Corporate Private Equity
ASOF	2019	4,305	3,518	3,138	1,395	2,599	3,994	1.5x	1.4x	64.8	48.9	Special Opportunities
Sixth flagship corporate private equity fund	2020	4,329	4,218	1,402	24	1,525	1,549	1.1x	1.1x	N/A	N/A	Corporate Private Equity

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
(3)For the corporate private equity and infrastructure and power funds, the gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds, the gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross MoICs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross MoIC would be 2.2x for ACOF IV, 1.2x for ACOF V, "N/A" for the sixth flagship corporate private equity fund, 0.7x for AEOF and 1.4x for ASOF. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross MoIC would generally have been lower if such funds called capital from its limited partners instead of utilizing the credit facility.
(4)The net MoIC for USPF IV and ASOF is calculated at the fund-level. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)For the corporate private equity and infrastructure and power funds, the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. The cash flow dates used in the gross IRR calculation are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRRs would be 21.6% for ACOF IV, 8.3% for ACOF V, "N/A" for the sixth flagship corporate private equity fund, (20.0)% for AEOF and 64.2% for ASOF. The funds may utilize a credit facility during the investment period and for general cash management purposes. Gross fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and non-fee paying limited partners who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

Real Estate Group—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE:

	Three months ended March 31,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change
Management fees	$29,632	$24,184	$5,448	23%
Other fees	648	704	(56)	(8)
Compensation and benefits	(15,941)	(12,413)	(3,528)	(28)
General, administrative and other expenses	(3,295)	(2,935)	(360)	(12)
Fee Related Earnings	$11,044	$9,540	1,504	16

Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates:
Management fees increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to additional commitments to Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”), which increased fees by $1.6 million, and to our third European value-add real estate equity fund, which increased fees by $1.6 million. The additional commitments to these funds also generated one-time catch-up fees in the current year period. Management fees from real estate debt funds increased by $1.1 million from the prior year period primarily due to the continued fundraising and subsequent deployment of these open-ended funds. Management fees included $2.0 million of deferred revenue for the three months ended March 31, 2020 that did not recur in the current year period, driven by our Real Estate Group completing the sale of its stake in a 40-property pan-European logistics portfolio.
The decrease in effective management fee rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the increase in committed capital from the launch of our AREOF III and our third European value-add real estate equity fund. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits. Compensation and benefits increased by $3.5 million, or 28%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in salaries and benefits was primarily driven by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business, and by headcount and merit increases across all strategies. Average headcount increased by 12% to 104 investment and investment support professionals for the first quarter of 2021 from 93 professionals for the same period in 2020.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.4 million, or 12%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change was driven by an increase in placement fees of $0.5 million, primarily associated with new commitments to AREOF III, and by an increase of $0.2 million in organizational and structuring costs associated with various funds.
The three months ended March 31, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. During the first quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $0.6 million for the three months ended March 31, 2021, when compared to the same period in 2020.
Realized Income:
The following table presents the components of the Real Estate Group's RI:

	Three months ended March 31,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change
Fee Related Earnings	$11,044	$9,540	$1,504	16%
Performance income—realized	1,947	26,600	(24,653)	(93)
Performance related compensation—realized	(1,177)	(17,170)	15,993	93
Realized net performance income	770	9,430	(8,660)	(92)
Investment income (loss)—realized	(222)	1,290	(1,512)	NM
Interest and other investment income—realized	2,028	796	1,232	155
Interest expense	(1,125)	(971)	(154)	(16)
Realized net investment income	681	1,115	(434)	(39)
Realized Income	$12,495	$20,085	(7,590)	(38)
Realized net performance income for the three months ended March 31, 2021 was primarily generated from the sale of a property held in a European real estate equity fund. Realized net investment income for the three months ended March 31, 2021 was primarily attributable to a distribution from a real estate debt vehicle.
Realized net performance income and realized net investment income for the three months ended March 31, 2020 were primarily attributable to the sale of a 40-property pan-European logistics portfolio held within multiple European real estate funds.

Real Estate Group— Carried Interest and Incentive Fees
The following table presents the accrued carried interest and incentive fees receivable, also referred to as accrued performance income, and related performance compensation for the Real Estate Group:

	As of March 31, 2021			As of December 31, 2020
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Accrued Carried Interest
US IX	$35,874	$22,241	$13,633	$26,704	$16,556	$10,148
EF IV	55,944	33,567	22,377	55,829	33,498	22,331
Other real estate funds	131,260	83,228	48,032	119,036	75,062	43,974
Other fee generating funds(1)	2,841	—	2,841	2,786	—	2,786
Total accrued carried interest	225,919	139,036	86,883	204,355	125,116	79,239
Incentive fees	658	395	263	525	315	210
Total Real Estate Group	$226,577	$139,431	$87,146	$204,880	$125,431	$79,449

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following table presents the change in accrued carried interest during the period for the Real Estate Group:

		As of December 31, 2020	Activity during the period		As of March 31, 2021
($ in thousands)	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
US IX	European	$26,704	$9,170	$—	$35,874
EF IV	American	55,829	115	—	55,944
Other real estate funds	European	86,592	8,824	—	95,416
Other real estate funds	American	32,444	4,681	(1,281)	35,844
Other fee generating funds(1)	European	426	—	—	426
Other fee generating funds(1)	American	2,360	55	—	2,415
Total Real Estate Group		$204,355	$22,845	$(1,281)	$225,919

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group:

($ in millions)	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$14,808
Net new par/equity commitments	433	94	203	730
Net new debt commitments	—	—	1,880	1,880
Capital reductions	—	—	(232)	(232)
Distributions	(43)	(96)	(32)	(171)
Change in fund value	115	(39)	38	114
Balance at 3/31/2021	$4,909	$4,770	$7,450	$17,129
Average AUM(1)	$4,657	$4,791	$6,522	$15,970

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Net new par/equity commitments	559	581	420	1,560
Net new debt commitments	—	—	226	226
Distributions	(53)	(572)	(18)	(643)
Change in fund value	(126)	(86)	(26)	(238)
Balance at 3/31/2020	$4,173	$4,511	$5,428	$14,112
Average AUM(1)	$3,983	$4,550	$5,127	$13,660

(1) Represents the quarterly average of beginning and ending balances.

The components of our AUM for the Real Estate Group are presented below ($ in billions):

AUM: $17.2	AUM: $14.1

FPAUM	AUM not yet paying fees	Non-fee paying	General partner and affiliates

Real Estate Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Real Estate Group:

($ in millions)	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2020	$3,659	$4,088	$2,505	$10,252
Commitments	301	94	101	496
Subscriptions/deployment/increase in leverage	119	10	208	337
Capital reductions	—	—	(32)	(32)
Distributions	(43)	(54)	(44)	(141)
Change in fund value	—	(122)	30	(92)
FPAUM Balance at 3/31/2021	$4,036	$4,016	$2,768	$10,820
Average FPAUM(1)	$3,848	$4,052	$2,637	$10,537

	Real Estate Equity - U.S.	Real Estate Equity - Europe	Real Estate Debt	Total Real Estate Group
FPAUM Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Commitments	756	539	73	1,368
Subscriptions/deployment/increase in leverage	48	145	287	480
Capital reductions	—	(10)	(1)	(11)
Distributions	(22)	(186)	(18)	(226)
Change in fund value	—	(58)	10	(48)
Change in fee basis	—	(311)	—	(311)
FPAUM Balance at 3/31/2020	$3,417	$3,911	$1,887	$9,215
Average FPAUM(1)	$3,026	$3,852	$1,712	$8,590

(1) Represents the quarterly average of beginning and ending balances.

The charts below present FPAUM for the Real Estate Group by its fee basis ($ in billions):

FPAUM: $10.8	FPAUM: $9.2

Capital commitments	Invested capital/other(1)	Market value(2)

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Estate Group—Fund Performance Metrics as of March 31, 2021

Two significant funds, European Real Estate Fund V SCSp (“EF V”) and AREOF III, collectively contributed approximately 45% of the Real Estate Group’s management fees for the three months ended March 31, 2021.
The following table presents the performance data as of March 31, 2021 for our significant funds in the Real Estate Group, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
EF V(7)	2018	$2,141	$1,968	$1,007	$54	$1,175	$1,229	1.2x	1.1x	17.7	8.6	European Real Estate Equity
AREOF III	2019	1,675	1,697	330	—	334	334	1.0x	0.9x	NA	NA	U.S. Real Estate Equity

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
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees, carried interest or has such fees rebated outside of the fund. The net MoIC is after giving effect to management fees, carried interest as applicable and other expenses. Net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, exclude interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees or carried interest or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net MoIC and IRR presented in the chart is for the Euro denominated parallel fund. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the U.S. Dollar denominated parallel fund are 18.8% and 9.6%, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Strategic Initiatives—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
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

Strategic Initiatives—Fund Performance Metrics as of March 31, 2021
Strategic Initiatives includes two significant funds, SSG Capital Partners IV, L.P. (“SSG Fund IV”) and SSG Capital Partners V, L.P. (“SSG Fund V”), that collectively contributed approximately 57.8% of the management fees reported in Strategic Initiatives for the three months ended March 31, 2021.
The following table presents the performance data as of March 31, 2021 for our significant funds reported in Strategic Initiatives, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
SSG Fund IV	2016	$1,336	$1,181	$1,372	$804	$721	$1,525	1.2x	1.1x	13.6	8.0	Asian Special Situations
SSG Fund V	2018	2,014	1,878	956	328	763	1,091	1.2x	1.1x	66.5	35.5	Asian Special Situations

(1)Realized value represents the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)The gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross MoIC would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and other expenses, carried interest and credit facility interest expense, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The net MoIC would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross fund-level IRR would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and other expenses, carried interest and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

Operations Management Group—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Fee Related Earnings:
The following table presents OMG's operating expenses that are a component of FRE:

	Three months ended March 31,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$(44,407)	$(36,426)	$(7,981)	(22)%
General, administrative and other expenses	(18,656)	(21,305)	2,649	12
Fee Related Earnings	$(63,063)	$(57,731)	(5,332)	(9)

Compensation and Benefits. Compensation and benefits increased by $8.0 million, or 22%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increases were primarily driven by the headcount growth from the expansion of our strategy and relationship management teams to support global fundraising, from the expansion of our business operations teams and from other strategic growth initiatives, including the SSG Acquisition.

Average headcount for the year-to-date period increased by 20% to 754 operation management professionals for the first quarter of 2021 from 628 professionals for the same period in 2020. Average headcount for our operations management professionals increased by the expansion of our team in India and by the SSG Acquisition of 49 and 43, respectively.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $2.6 million, or 12%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The three months ended March 31, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. During the first quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. Collectively, these expenses decreased by $2.4 million for the three months ended March 31, 2021, when compared to the same period in 2020.
During the first quarter of 2020, we recorded $3.3 million in expenses associated with settling an SEC compliance matter that is not expected to recur.
There were certain other expenses that increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $1.7 million for the three months ended March 31, 2021 when compared to the same period in 2020.
Realized Income:
The following table presents the components of the OMG's RI:

	Three months ended March 31,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change
Fee Related Earnings	$(63,063)	$(57,731)	$(5,332)	(9)%
Investment loss—realized	—	(5,698)	5,698	100
Interest and other investment income—realized	355	168	187	111
Interest expense	(90)	(977)	887	91
Realized net investment income (loss)	265	(6,507)	6,772	NM
Realized Income	$(62,798)	$(64,238)	1,440	2

NM - Not Meaningful
Realized net investment loss for the three months ended March 31, 2020 was primarily driven by a realized loss associated with the sale of a non–core insurance-related investment.

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. In the wake of the COVID-19 pandemic, management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives. For further discussion regarding the potential risks and impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of March 31, 2021, our cash and cash equivalents were $609.9 million, and we had $168.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of March 31, 2021. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
Our ability to obtain debt financing and complete stock offerings provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period, see “Cash Flows” within this section and “Note 7. Debt” and “Note 13. Equity and Redeemable Interest to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Cash Flows
We consolidate funds where we are deemed to hold a controlling interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights and the creation or termination of funds. The consolidation of these funds had no effect on cash flows attributable to us for the periods presented. As such, we evaluate the activity of the Consolidated Funds and the eliminations resulting from consolidation separately. The following tables and discussion summarize our condensed consolidated statements of cash flows by activities attributable to the Company and to our Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 15. Consolidation” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three months ended March 31,
($ in thousands)	2021	2020
Net cash provided by operating activities	$137,408	$127,365
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(878,526)	(490,602)
Net cash used in operating activities	(741,118)	(363,237)
Net cash used in the Company's investing activities	(3,284)	(38,906)
Net cash provided by (used in) the Company's financing activities	(63,442)	944,997
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	880,653	500,555
Net cash provided by financing activities	817,211	1,445,552
Effect of exchange rate changes	(2,749)	(14,120)
Net change in cash and cash equivalents	$70,060	$1,029,289

Operating Activities
Cash flow from operations is composed of (i) cash generated from our core business activities, primarily consisting of profits generated principally from management fees after covering for operating expenses, (ii) net realized performance income and (iii) net cash from investment related activities including purchases, sales and net realized investment income. We generated meaningful cash flow from operations in each of the last two periods. Although cash generated from our core business activities increased by $89.4 million when compared to the prior year, cash provided by the Company’s operating activities increased by only $10.0 million from $127.4 million for the three months ended March 31, 2020 to $137.4 million for the three months ended March 31, 2021. Net purchases associated with our investment portfolio, which represent a use of cash, increased by $62.0 million for the three months ended March 31, 2021 when compared to the prior year period.
Net cash used in the Consolidated Funds' operating activities continues to be principally attributable to net purchases of investment securities by recently launched funds during both years.
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

Investing Activities

	Three months ended March 31,
	2021	2020
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(3,284)	$(3,062)
Acquisitions, net of cash acquired	—	(35,844)
Net cash used in investing activities	$(3,284)	$(38,906)

Net cash used in the Company's investing activities was principally composed of cash used to purchase CLO collateral management agreements from Crestline Denali in the prior year. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements purchased during both years to support the growth in our staffing levels and our expanding global presence.

Financing Activities

	Three months ended March 31,
	2021	2020
Net proceeds from issuance of Class A common stock	$—	$383,334
Net borrowings of Credit Facility	168,000	730,000
Class A common stock dividends	(74,684)	(51,090)
AOG unitholder distributions	(67,084)	(55,748)
Series A Preferred Stock dividends	(5,425)	(5,425)
Stock option exercises	—	19,551
Taxes paid related to net share settlement of equity awards	(84,590)	(73,500)
Other financing activities	341	(2,125)
Net cash provided by (used in) the Company's financing activities	$(63,442)	$944,997

Net cash used in the Company's financing activities for the three months ended March 31, 2021 was principally composed of cash used to pay higher dividends and distributions to Class A common stockholders and AOG unitholders, respectively, as we generated higher fee related earnings on an increased number of Class A shares outstanding compared to the prior year. In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee's withholding tax liabilities and pay the taxes on their behalf. This use of cash increased from the prior period primarily as a result of our appreciating stock price, which is the basis on which employee compensation is recognized. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the three months ended March 31, 2021 and 2020, we retained and did not issue shares of 1.8 million and 2.0 million, respectively.
Net cash provided by the Company's financing activities for three months ended March 31, 2020 was principally composed of net proceeds from the Company’s Credit Facility to enhance our liquidity position as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic and of cash proceeds from the private offering of Class A common stock to SMBC, partially offset by cash used to pay dividends and distributions to Class A common stockholders and AOG unitholders.

	Three months ended March 31,
	2021	2020
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$941,935	$133,265
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(38,829)	(13,492)
Borrowings under loan obligations by Consolidated Funds	7,000	454,391
Repayments under loan obligations by Consolidated Funds	(29,453)	(73,609)
Net cash provided by the Consolidated Funds' financing activities	$880,653	$500,555
Net cash provided by the Consolidated Funds' financing activities was principally attributable to contributions from shareholders in the initial public offering of the SPAC.
Net cash provided by the Consolidated Funds’ financing activities for three months ended March 31, 2020 was principally attributable to the borrowings of a newly issued CLO.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer and certain subsidiaries operating outside the U.S. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2021, we were required to maintain approximately $37.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.
Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $61.1 million as of March 31, 2021.
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

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

Except as disclosed below, there have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a summary of our significant accounting policies, see "Note 2. Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.

Equity-Based Compensation

We granted certain restricted units with a vesting condition based upon the volume-weighted, average closing price of shares of our Class A common stock meeting or exceeding a stated price for 30 consecutive calendar days on or prior to January 22, 2029, referred to as the market condition. Vesting is also generally subject to continued employment at the time such market condition is achieved. Under the terms of the awards, if the target price of the applicable market condition is not achieved by the close of business on January 22, 2029, the unvested market condition awards will be automatically canceled and forfeited for no consideration, with any expense that was previously recognized reversed. Restricted units subject to a market condition are not eligible to receive dividend equivalents.

The grant date fair values are based on a probability distributed Monte-Carlo simulation. Due to the existence of the market condition, the vesting period for the awards is not explicit, and as such, compensation expense is recognized on a straight-line basis over the median vesting period derived from the positive iterations of the Monte Carlo simulations where the market condition is achieved.

Below is a summary of the significant assumptions used to estimate the grant date fair value of market condition awards:

Closing price of the Company's common shares as of grant date	$45.76
Risk-free interest rate	0.88%
Volatility	35.0%
Dividend yield	3.5%
Cost of equity	10.0%

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and their impact on the Company can be found in “Note 2. Summary of Significant Accounting Policies” in the “Notes to the Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See “Note 8. Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingencies

For further discussion of our capital commitments, indemnification arrangements and contingent obligations, see “Note 8. Commitments and Contingencies,” to our audited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance income and investment income. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced uncertainty in the financial markets, and the effects of this uncertainty could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K.
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

At March 31, 2021 and December 31, 2020, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the three months ended March 31, 2021. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, which is accessible on the SEC's website at sec.gov.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2021 and December 31, 2020, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The rapid development and fluidity of the ongoing COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the situation on economic and market conditions. In addition to the foregoing, COVID-19 may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2020 is accessible on the SEC’s website at www.sec.gov.

Risks Related to Our Businesses

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our funds and our funds’ portfolio companies operate and could potentially negatively impact us, our funds or our funds’ portfolio companies.

Over the past year, the COVID-19 pandemic has resulted in a global and national health crisis, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many countries and states in the United States, including those in which we, our funds’ and our funds’ portfolio companies operate, issued (and continue to re-issue) orders requiring the closure of, or certain restrictions on the operation of, nonessential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and have had a particularly adverse impact on the energy, hospitality, travel, retail and restaurant industries, as well as other industries, including industries in which certain of our funds’ portfolio companies operate. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, relaxed the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, subsequently experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases led to the re-introduction of such restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could lead to the re-introduction of such restrictions elsewhere. In December 2020, the Federal Food and Drug Administration authorized COVID‑19 vaccines and the distribution of such vaccines has commenced. However, it remains unclear how quickly “herd immunity” will be achieved and whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely. These uncertainties could lead people to continue to refrain from participating in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our and our funds’ business and operations, as well as the business and operations of our funds’ portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

The extent of the impact of the COVID-19 pandemic (including the restrictive measures taken in response thereto) on our and our funds’ operational and financial performance will depend on many factors, including the duration, severity and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the continued implementation of travel advisories and restrictions, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to global, regional and local supply chains and economic markets, all of which are uncertain and difficult to assess. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report and its extended duration may have further adverse impacts on our business, financial performance, operating results, cash flows and financial condition, including the market price of shares of our securities, including for the reasons described below.

The effects of a public health crisis such as the COVID-19 pandemic may materially and adversely impact our value and performance and the value and performance of our funds and our funds’ portfolio companies. Further, the impact of the COVID-19 pandemic may not be fully reflected in the valuation of our or our funds’ investments, which may differ materially from the values that we may ultimately realize with respect to such investments. Our valuations, and particularly valuations of our interests in our funds and our funds’ investments, reflect a moment in time, are inherently uncertain, may fluctuate over short periods of time and are often based on subjective estimates, comparisons and qualitative evaluations of private information. Valuations, on an unrealized basis, can also be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates, all of which have been impacted and continue to be impacted by the COVID-19 pandemic. It is uncertain whether such valuations may decline and could become increasingly difficult to ascertain depending on the pace of recovery. As a result, the valuations of our interests in our funds and our funds’ investments, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, our funds may incur additional net unrealized losses or may incur realized losses in the future, which could have a material adverse effect on our business, financial condition and results of operations. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us, the fair value of our and our funds’ investments and could adversely impact our funds’ ability to fulfill our investment objectives.

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

The COVID-19 pandemic is having a particularly severe impact on certain industries, including but not limited to the energy, hospitality, travel, retail and restaurant industries, which are industries in which some of our funds have made investments. As of March 31, 2021, approximately 2% of our total AUM was invested in the energy sector (including oil and gas exploration and midstream investments) and approximately 2% in the retail sector that were challenged from the market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic. Many of our funds’ portfolio companies in these industries have faced and are continuing to face operational and financial challenges resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, hotels, restaurants and other locations, restrictions on travel, quarantines or continued and re-introduced stay-at-home orders. As a result of these disruptions, the businesses, financial results and prospects of certain of these portfolio companies have already been severely affected and could continue to be so affected. These disruptions have caused and may in the future result in impairment and decrease in value of our funds’ investments, which may be material.

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

The COVID-19 pandemic may adversely impact our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. While we have taken steps to secure our networks and systems, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by failures of, or attacks on, their information systems and technology. In addition, COVID-19 presents a significant threat to our employees’ well-being and morale, and we may experience potential loss of productivity. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19 related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us, our funds or our funds’ portfolio companies to increased risk of litigation for non-compliance.

Additionally, due to stay-at-home orders, travel restrictions, and other COVID-19 related responses, many of our staff cannot travel for in-person meetings and/or have been working remotely outside of their usual work location. This could create taxable presence or residency risks for our corporate entities, professionals, funds and portfolio companies, which could lead to increased tax liability and additional compliance complexities.

Regulatory oversight and enforcement may become more rigorous for the financial services industry and other regulated industries as a result of the impact of the COVID-19 pandemic on the financial markets, especially in the wake of the array of governmental financial assistance programs provided by state and national governments around the world. In addition, new laws or regulations that are passed in response to the COVID-19 pandemic could adversely impact investment management firms. These changes may result in a more complex regulatory, tax and political environment, which could subject us to increased compliance costs and administrative burdens.

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

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	—	$—	—	$150,000
February 1, 2021 - February 28, 2021	—	—	—	150,000
March 1, 2021 - March 31, 2021	—	—	—	150,000
Total	—		—

(1)In February 2021, our board of directors approved the renewal of our stock repurchase program that authorizes the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2022. Repurchases under the program depend on the prevailing market conditions and other factors.

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

Item 5.  Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. On January 31, 2019, funds and accounts managed by Ares’ European direct lending strategy (together, the “Ares funds”) collectively acquired a 32% equity stake in Daisy Group Limited (“Daisy”). Daisy is a provider of communication services to businesses based in the United Kingdom. The Ares funds do not hold a majority equity interest in Daisy and do not have the right to appoint a majority of directors to Daisy’s board of directors.

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc and Persia International Bank Plc. Both Melli Bank Plc and Persia International Bank Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £74,774 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and Persia International Bank Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc and Persia International Bank Plc prior to the Ares funds’ investment in Daisy.
Daisy has given notice of termination of the contracts to Melli Bank Plc and Persia International Bank Plc. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc or Persia International Bank Plc.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1**	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation.
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
10.1**	Fourth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated April 1, 2021.
10.2**	Third Amended & Restated 2014 Equity Incentive Plan.
10.3**	Fifth Amended and Restated Exchange Agreement, dated April 1, 2021.
10.4**	Third Amended and Restated Tax Receivable Agreement, dated April 1, 2021.
10.5**	Form of Indemnification Agreement.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: May 6, 2021	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: May 6, 2021	By:	/s/ Michael R. McFerran
	Name:	Michael R. McFerran
	Title:	Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)