Form 10-Q
period 2021-06-30
Ares Management Corp
filed 2021-08-09
CIK 1176948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S- T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2021 there were 163,459,152 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 120,908,190 of the registrant’s Class C common stock outstanding.

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

References in this Quarterly Report on Form 10-Q to the “Ares Operating Group” refer to, collectively, Ares Holdings L.P. (“Ares Holdings”), Ares Offshore Holdings L.P. (“Ares Offshore”) and Ares Investments L.P. (“Ares Investments”). References in this Quarterly Report on Form 10-Q to an “Ares Operating Group Unit” or an “AOG Unit” refer to, collectively, a partnership unit in each of the Ares Operating Group entities. On April 1, 2021, Ares completed an internal reorganization (the “Reorganization”) that simplified the organizational structure and merged Ares Offshore and Ares Investments with Ares Holdings. As a result of the Reorganization, Ares Holdings became the sole entity in the Ares Operating Group.

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

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares- affiliates and affiliated funds and co-investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, performance income and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds in our Condensed Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution and expansion purposes. The results of these entities are reflected on a gross basis in the consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is included in net income attributable to redeemable interest and non-controlling interests in Ares Operating Group entities.

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our reportable segments without giving effect to the consolidation of these entities and (ii) “unconsolidated reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations Management Group. In addition to our reportable segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The OMG’s expenses are not allocated to our reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Notes to the Condensed Consolidated Financial Statements - Note 15. Segment Reporting.”

Glossary

When used in this report, unless the context otherwise requires:

●	“American-style waterfall” refers to carried interest that the general partner is entitled to receive after a fund investment is realized and the investors in the fund have received distributions in excess of the capital contributed for that investment and all prior realized investments (including allocable expenses) plus a preferred return;
●	“ARCC Part II Fees” refers to fees that are paid in arrears as of the end of each calendar year when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of ARCC Part II Fees paid in all prior years since inception;
●	“Ares”, the “Company”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;
●	“Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in the Ares Operating Group entities including Ares Holdings and any future entity designated by our board of directors in its sole discretion as an Ares Operating Group entity;
●	“assets under management” or “AUM” generally refers to the assets we manage. For our funds other than CLOs, our AUM represents the sum of the net asset value (“NAV”) of such funds, the drawn and undrawn debt (at the fund-level including amounts subject to restrictions) and uncalled committed capital (including commitments to funds that have yet to commence their investment periods). NAV refers to the fair value of the assets of a fund less the fair value of the liabilities of the fund. For the CLOs we manage, our AUM is equal to initial principal amounts adjusted for paydowns. AUM also includes the proceeds raised in the initial public offering of a special purpose acquisition company (“SPAC”) sponsored by us;
●	“AUM not yet paying fees” (also referred to as “shadow AUM”) refers to AUM that is not currently paying fees and is eligible to earn management fees upon deployment;
●	“available capital” (also referred to as “dry powder”) is comprised of uncalled committed capital and undrawn amounts under credit facilities and may include AUM that may be canceled or not otherwise available to invest;
●	“catch-up fees” refers to management fees that are one-time in nature and represents management fees charged to fund investors in subsequent closings of a fund that apply to the time period between the fee initiation date and the subsequent closing date;
●	“Class B membership interests” refers to the interests that were retained by the former owners of Crestline Denali Capital LLC and represent the financial interests in the subordinated notes of the related CLOs;
●	“CLOs” refers to “our funds” that are structured as collateralized loan obligations;
●	“Consolidated Funds” refers collectively to certain Ares funds, co-investment entities, CLOs and SPACs that are required under GAAP to be consolidated in our consolidated financial statements;
●	“Credit Facility” refers to the revolving credit facility of the Ares Operating Group;
●	“effective management fee rate” represents the annualized fees divided by the average fee paying AUM for the period, excluding the impact of one-time catch-up fees;
●	“European-style waterfall” refers to carried interest that the general partner is entitled to receive after the investors in a fund have received distributions in an amount equal to all prior capital contributions plus a preferred return;

●	“fee paying AUM” or “FPAUM” refers to the AUM from which we directly earn management fees. FPAUM is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees. For our funds other than CLOs, our FPAUM represents the amount of limited partner capital commitments for certain closed-end funds within the reinvestment period, the amount of limited partner invested capital for the aforementioned closed-end funds beyond the reinvestment period and the portfolio value, gross asset value or NAV. For the CLOs we manage, our FPAUM is equal to the gross amount of aggregate collateral balance, at par, adjusted for defaulted or discounted collateral;
●	“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes performance income, performance related compensation, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our core operating performance;
●	“GAAP” refers to accounting principles generally accepted in the United States of America;
●	“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry and R. Kipp deVeer;
●	“Incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which performance income may be generated, regardless of whether or not they are currently generating performance income. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income), as well as proceeds raised in the initial public offering of a SPAC sponsored by us. With respect to ARCC’s AUM, only ARCC Part II Fees may be generated from IEAUM;
●	“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating performance income on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we generally do not earn performance income). ARCC is only included in IGAUM when ARCC Part II Fees are being generated;
●	“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us. Management fees include Part I Fees, a quarterly fee based on the net investment income of certain funds, among others;
●	“net inflows of capital” refers to net new commitments during the period, including equity and debt commitments and gross inflows into our open-ended managed accounts and sub-advised accounts, as well as new debt and equity issuances by our publicly traded vehicles minus redemptions from our open-ended funds, managed accounts and sub-advised accounts;
●	“net performance income” refers to performance income net of performance related compensation. Performance related compensation is the portion of performance income that is typically payable to our professionals;
●	“our funds” refers to the funds, alternative asset companies, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group, and which are structured to pay fees. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and an SEC-registered investment adviser;
●	“Part I Fees” refers to a quarterly performance income on the net investment income of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”) and CION Ares Diversified Credit Fund (“CADC”). Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

●	“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either an incentive fee or carried interest;
●	“permanent capital” refers to capital of our funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law. Such funds currently consist of ARCC, Ares Commercial Real Estate Corporation (“ACRE”) and Ares Dynamic Credit Allocation Fund, Inc. (“ARDC”). Such funds may be required, or elect, to return all or a portion of capital gains and investment income. In addition, permanent capital includes certain insurance related assets that are owned or related to Aspida Life Re Ltd (“Aspida”);
●	“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (a) operating results of our Consolidated Funds, (b) depreciation and amortization expense, (c) the effects of changes arising from corporate actions, (d) unrealized gains and losses related to performance income and investment performance and (e) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization;
●	“SEC” refers to the Securities and Exchange Commission;
●	“Series A Preferred Stock” refers to the preferred stock, $0.01 par value per share, of the Company designated as 7.00% Series A Preferred Stock;
●	“2024 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in October 2014 with a maturity in October 2024;
●	“2030 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in June 2020 with a maturity in June 2030; and
●	“2051 Subordinated Notes” refers to subordinated notes issued by a wholly owned subsidiary of Ares Holdings in June 2021 with a maturity in June 2051.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Ares Management Corporation

Condensed Consolidated Statements of Financial Condition

(Amounts in Thousands, Except Share Data)

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$582,906	$539,812
Investments (includes accrued carried interest of $2,207,763 and $1,145,853 at June 30, 2021 and December 31, 2020, respectively)	2,916,226	1,682,759
Due from affiliates	370,630	405,887
Other assets	1,868,450	812,419
Right-of-use operating lease assets	166,889	154,742
Assets of Consolidated Funds:
Cash and cash equivalents	848,875	522,377
U.S. Treasury securities, at fair value	1,000,057	—
Investments, at fair value	10,592,646	10,877,097
Due from affiliates	4,348	17,172
Receivable for securities sold	252,487	121,225
Other assets	36,073	35,502
Total assets	$18,639,587	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$140,538	$115,289
Accrued compensation	202,814	103,010
Due to affiliates	98,444	100,186
Performance related compensation payable	1,608,141	813,378
Debt obligations	1,088,050	642,998
Operating lease liabilities	198,289	180,236
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	96,817	46,824
Payable for securities purchased	1,329,530	514,946
CLO loan obligations, at fair value	9,296,585	9,958,076
Fund borrowings	122,409	121,909
Total liabilities	14,181,617	12,596,852
Commitments and contingencies
Redeemable interest in Consolidated Funds	916,824	—
Redeemable interest in Ares Operating Group entities	100,031	100,366
Non-controlling interests in Consolidated Funds	561,205	539,720
Non-controlling interests in Ares Operating Group entities	1,257,628	738,369
Stockholders’ Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (no and 12,400,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (163,051,788 shares and 147,182,562 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	1,631	1,472
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 and no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	35	—
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,583,307 shares and 112,447,618 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	1,176	1,124
Additional paid-in-capital	1,750,144	1,043,669
Retained earnings	(131,400)	(151,824)
Accumulated other comprehensive income, net of tax	696	483
Total stockholders’ equity	1,622,282	1,193,685
Total equity	3,441,115	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$18,639,587	$15,168,992

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation Condensed

Consolidated Statements of Operations

(Amounts in Thousands, Except Share Data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Management fees	$367,286	$266,867	$687,559	$530,716
Carried interest allocation	852,521	303,278	1,150,056	72,402
Incentive fees	15,904	331	18,724	(2,918)
Principal investment income (loss)	47,127	23,645	72,227	(3,078)
Administrative, transaction and other fees	11,981	8,637	24,641	19,045
Total revenues	1,294,819	602,758	1,953,207	616,167
Expenses
Compensation and benefits	269,689	185,131	501,539	365,215
Performance related compensation	656,381	237,108	877,813	69,209
General, administrative and other expenses	83,362	58,084	151,018	120,415
Expenses of Consolidated Funds	15,300	3,244	19,471	10,687
Total expenses	1,024,732	483,567	1,549,841	565,526
Other income (expense)
Net realized and unrealized gains (losses) on investments	4,977	290	10,410	(7,744)
Interest and dividend income	4,482	1,978	5,442	3,768
Interest expense	(6,907)	(6,082)	(13,602)	(11,388)
Other income (expense), net	(1,819)	2,181	(5,968)	7,645
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(5,947)	83,522	10,475	(171,239)
Interest and other income of Consolidated Funds	113,878	116,314	229,717	229,539
Interest expense of Consolidated Funds	(58,974)	(76,297)	(129,999)	(156,538)
Total other income (expense)	49,690	121,906	106,475	(105,957)
Income (loss) before taxes	319,777	241,097	509,841	(55,316)
Income tax expense	48,458	24,421	74,212	3,805
Net income (loss)	271,319	216,676	435,629	(59,121)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	5,027	85,186	54,885	(81,220)
Net income attributable to Ares Operating Group entities	266,292	131,490	380,744	22,099
Less: Net income attributable to redeemable interest in Ares Operating Group entities	337	—	369	—
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	124,311	75,119	180,353	(3,236)
Net income attributable to Ares Management Corporation	141,644	56,371	200,022	25,335
Less: Series A Preferred Stock dividends paid	5,425	5,425	10,850	10,850
Less: Series A Preferred Stock redemption premium	11,239	—	11,239	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$124,980	$50,946	$177,933	$14,485
Net income per share of Class A and non-voting common stock:
Basic	$0.70	$0.36	$1.07	$0.08
Diluted	$0.69	$0.35	$1.03	$0.08
Weighted-average shares of Class A and non-voting common stock:
Basic	164,793,968	133,639,194	157,075,774	126,002,867
Diluted	181,027,734	146,904,357	172,388,938	126,002,867

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation

Condensed Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$271,319	$216,676	$435,629	$(59,121)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,458	2,687	(7,115)	(11,521)
Total comprehensive income (loss)	274,777	219,363	428,514	(70,642)
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	6,983	88,315	47,769	(82,778)
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	523	—	(35)	—
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	124,869	75,065	180,545	(8,009)
Comprehensive income attributable to Ares Management Corporation	$142,402	$55,983	$200,235	$20,145

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation Condensed

Consolidated Statements of Changes in Equity

(Amounts in Thousands)

			Non-				Accumulated	Non-Controlling	Non-Controlling
	Series A	Class A	voting	Class C	Additional		Other	Interest in Ares	Interest in
	Preferred	Common	Common	Common	Paid-in-	Retained	Comprehensive	Operating Group	Consolidated	Total
	Stock	Stock	Stock	Stock	Capital	Earnings	Income (loss)	Entities	Funds	Equity
Balance at December 31, 2020	$298,761	$1,472	$—	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774
Changes in ownership interests and related tax benefits	—	26	—	(2)	(41,686)	—	—	(44,477)	—	(86,139)
Capital contributions	—	—	—	—	—	—	—	—	11,011	11,011
Dividends/Distributions	(5,425)	—	—	—	—	(74,684)	—	(67,084)	(38,829)	(186,022)
Net income	5,425	—	—	—	—	52,953	—	56,042	49,858	164,278
Currency translation adjustment, net of tax	—	—	—	—	—	—	(545)	(366)	(9,072)	(9,983)
Equity compensation	—	—	—	—	31,752	—	—	23,897	—	55,649
Balance at March 31, 2021	298,761	1,498	—	1,122	1,033,735	(173,555)	(62)	706,381	552,688	2,420,568
Changes in ownership interests and related tax benefits	—	3	—	—	(165,886)	—	—	143,867	—	(22,016)
Issuances of common stock	—	122	35	—	827,273	—	—	—	—	827,430
Capital contributions	—	—	—	54	—	—	—	317,595	34,994	352,643
Redemption of preferred stock	(310,000)	—	—	—	—	—	—	—	—	(310,000)
Dividends/Distributions	(5,425)	—	—	—	—	(82,825)	—	(63,585)	(33,460)	(185,295)
Net income	16,664	—	—	—	—	124,980	—	124,311	5,027	270,982
Currency translation adjustment, net of tax	—	—	—	—	—	—	758	558	1,956	3,272
Equity compensation	—	—	—	—	41,003	—	—	28,501	—	69,504
Stock option exercises	—	8	—	—	14,019	—	—	—	—	14,027
Balance at June 30, 2021	$—	$1,631	$35	$1,176	$1,750,144	$(131,400)	$696	$1,257,628	$561,205	$3,441,115

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation

Condensed Consolidated Statements of Changes in Equity

(Amounts in Thousands)

(unaudited)

							Non-
							Controlling	Non-
						Accumulated	Interest in	Controlling
	Series A	Class A	Class C	Additional		Other	Ares Operating	Interest in
	Preferred	Common	Common	Paid-in-	Retained	Comprehensive	Group	Consolidated
	Stock	Stock	Stock	Capital	Earnings	Income (loss)	Entities	Funds	Total Equity
Balance at December 31, 2019	$298,761	$1,152	$—	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	(3,882)	(3,882)
Changes in ownership interests and related tax benefits	—	40	—	(196,670)	—	—	122,551	—	(74,079)
Issuances of common stock	—	121	1,152	382,061	—	—	—	—	383,334
Capital contributions	—	—	—	—	—	—	42,012	133,265	175,277
Dividends/Distributions	(5,425)	—	—	—	(51,090)	—	(55,748)	(13,492)	(125,755)
Net loss	5,425	—	—	—	(36,461)	—	(78,355)	(166,406)	(275,797)
Currency translation adjustment, net of tax	—	—	—	—	—	(4,802)	(4,719)	(4,687)	(14,208)
Equity compensation	—	—	—	16,420	—	—	16,137	—	32,557
Stock option exercises	—	11	—	19,540	—	—	—	—	19,551
Balance at March 31, 2020	298,761	1,324	1,152	746,595	(138,371)	(10,849)	514,166	562,818	1,975,596
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	1,475	1,475
Changes in ownership interests and related tax benefits	—	4	(4)	(9,702)	—	—	9,796	—	94
Expenses incurred upon issuance of common stock	—	—	—	(181)	—	—	—	—	(181)
Capital contributions	—	—	—	—	—	—	229	(9,570)	(9,341)
Dividends/Distributions	(5,425)	—	—	—	(57,620)	—	(59,949)	(136,837)	(259,831)
Net income	5,425	—	—	—	50,946	—	75,119	85,186	216,676
Currency translation adjustment, net of tax	—	—	—	—	—	(388)	(54)	3,129	2,687
Equity compensation	—	—	—	15,500	—	—	13,183	—	28,683
Stock option exercises	—	25	—	47,865	—	—	—	—	47,890
Balance at June 30, 2020	298,761	1,353	1,148	800,077	(145,045)	(11,237)	552,490	506,201	2,003,748
Changes in ownership interests and related tax benefits	—	2	(2)	(122,555)	—	—	118,804	—	(3,751)
Issuances of common stock	—	77	—	305,261	—	—	—	—	305,338
Capital contributions	—	—	—	481	—	—	—	18	499
Dividends/Distributions	(5,425)	—	—	—	(61,159)	—	(49,391)	(19,418)	(135,393)
Net income	5,425	—	—	—	42,120	—	52,162	42,627	142,334
Currency translation adjustment, net of tax	—	—	—	—	—	4,450	4,128	7,673	16,251
Equity compensation	—	—	—	16,921	—	—	13,416	—	30,337
Stock option exercises	—	6	—	11,512	—	—	—	—	11,518
Balance at September 30, 2020	298,761	1,438	1,146	1,011,697	(164,084)	(6,787)	691,609	537,101	2,370,881
Changes in ownership interests and related tax benefits	—	27,000	(22,000)	508,000	—	—	(21,922)	—	(21,409)
Issuances of common stock	—	—	—	1	—	—	—	—	1
Capital contributions	—	—	—	—	—	—	2,558	8,717	11,275
Dividends/Distributions	(5,425)	—	—	—	(61,577)	—	(50,246)	(81,760)	(199,008)
Net income	5,425	—	—	—	73,837	—	96,308	66,678	242,248
Currency translation adjustment, net of tax	—	—	—	—	—	7,270	6,206	8,984	22,460
Equity compensation	—	—	—	17,553	—	—	13,856	—	31,409
Stock option exercises	—	7	—	13,910	—	—	—	—	13,917
Balance at December 31, 2020	$298,761	$1,472	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$435,629	$(59,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	23,407	128,836
Adjustments to reconcile net income (loss) to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(1,811,773)	(496,873)
Cash flows due to changes in operating assets and liabilities	(130,836)	114,974
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	414,530	161,345
Net cash used in operating activities	(1,069,043)	(150,839)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(7,952)	(8,080)
Acquisitions, net of cash acquired	(778,144)	(35,844)
Net cash used in investing activities	(786,096)	(43,924)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	827,430	383,154
Proceeds from Credit Facility	318,000	790,000
Proceeds from issuance of senior and subordinated notes	450,000	399,084
Repayments of Credit Facility	(318,000)	(860,000)
Dividends and distributions	(288,178)	(224,407)
Series A Preferred Stock dividends	(10,850)	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—
Stock option exercises	14,027	67,441
Taxes paid related to net share settlement of equity awards	(100,838)	(74,335)
Other financing activities	(10,415)	(1,889)
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	962,829	123,695
Distributions to non-controlling interests in Consolidated Funds	(72,289)	(150,329)
Borrowings under loan obligations by Consolidated Funds	492,887	608,355
Repayments under loan obligations by Consolidated Funds	(59,731)	(87,689)
Net cash provided by financing activities	1,894,872	962,230
Effect of exchange rate changes	3,361	(15,811)
Net change in cash and cash equivalents	43,094	751,656
Cash and cash equivalents, beginning of period	539,812	138,384
Cash and cash equivalents, end of period	$582,906	$890,040
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units in connection with acquisitions	$299,640	$—

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

1.    ORGANIZATION

Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Estate, Secondary Solutions and Strategic Initiatives. Information about segments should be read together with “Note 15. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

The accompanying unaudited financial statements include the condensed consolidated results of the Company and its subsidiaries. The Company is a holding company, and the Company’s assets include equity interests in Ares Holdings Inc., Ares Offshore Holdings, Ltd., and Ares AI Holdings L.P. In this quarterly report, the following of the Company’s subsidiaries are collectively referred to as the “Ares Operating Group” or “AOG”: Ares Offshore Holdings L.P. (“Ares Offshore”), Ares Holdings L.P. (“Ares Holdings”), and Ares Investments L.P (“Ares Investments”). The Company, indirectly through its wholly owned subsidiaries, is the general partner of each of the Ares Operating Group entities. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.

On April 1, 2021, the Company completed an internal reorganization (the “Reorganization”) that simplified the organizational structure and merged Ares Offshore and Ares Investments with Ares Holdings. As a result of the Reorganization, Ares Holdings became the sole entity in the Ares Operating Group.

In addition, the Company and its wholly owned subsidiaries manages or controls certain entities that have been consolidated in the accompanying financials statements as described in “Note 2. Summary of Significant Accounting Policies”. These entities include Ares funds, co-investment entities, collateralized loan obligations (“CLOs”) and a special purpose acquisition company (“SPAC”) (collectively, the “Consolidated Funds”). In February 2021, the Company’s first sponsored SPAC, Ares Acquisition Corporation (NYSE: AAC) (“AAC”), consummated its initial public offering that generated gross proceeds of $1.0 billion. Prior to the completion of a business combination, the sponsor, a wholly owned subsidiary of the Company, owns the majority of the Class B ordinary shares outstanding of AAC, and consolidates AAC under the voting interest model. Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying consolidated financial statements; however, the Consolidated Funds results included herein have no direct effect on the net income attributable to Ares Management Corporation or to Stockholders’ Equity. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as redeemable and non-controlling interests in Consolidated Funds. Further, cash flows allocable to redeemable and non-controlling interest in Consolidated Funds are specifically identifiable in the Consolidated Statements of Cash Flows.

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

On February 21, 2020, the Company completed its acquisition (“Crestline Acquisition”) of the Class A membership interests (the “Class A membership interests”) in Crestline Denali Capital LLC (“Crestline Denali”). The Class A membership interests entitle the Company to the fees associated with managing seven collateral management contracts. The Class B membership interests of Crestline Denali (the “Class B membership interests”) were retained by the former owners of Crestline Denali and represent the financial interests in the subordinated notes of the collateralized loan obligations. In connection with the Company’s control over Crestline Denali, the Company also consolidates investments and financial results that are attributable to the Class B membership interests to which the Company has no economic rights or obligations. Equity and income (loss) attributable to the Class B membership interests is included within non-controlling interests in AOG entities.

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

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in the operations acquired by the Company. In certain circumstances, the Company may acquire full ownership of SSG pursuant to a contractual arrangement that may be initiated by the Company or by the former owners of SSG. Since the acquisition of the remaining interest in SSG is not within the Company’s sole discretion, the ownership interest held by the former owners of SSG is classified as a redeemable interest and represents mezzanine equity.

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

As of June 30, 2021, the impact of the outbreak of the coronavirus pandemic (“COVID-19”) continues to unfold. As a result, management’s estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.

The condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. All intercompany balances and transactions have been eliminated upon consolidation.

The Company has reclassified certain prior period amounts to conform to the current year presentation.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

U.S. Treasury Securities, at Fair Value

U.S. Treasury securities, at fair value represents U.S. Treasury bills that were purchased with funds raised through the initial public offering of AAC, a consolidated SPAC that is presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. The U.S. Treasury bills have original maturities greater than three months when purchased and therefore is recorded at fair value. Interest income received on such securities is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds in the Condensed Consolidated Statements of Operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net realized and unrealized gains (losses) on investments of Consolidated Funds in the Condensed Consolidated Statements of Operations.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Redeemable Interest in Consolidated Funds

Redeemable interest in Consolidated Funds represent the shares issued by AAC that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions. Although AAC has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will it redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. The Company recognizes changes in the redemption amount with corresponding adjustments against additional paid-in-capital that is reflected within non-controlling interest in Consolidated Funds in the Condensed Consolidated Statements of Financial Condition. At June 30, 2021, approximately 91,682,402 of the 100,000,000 Class A ordinary shares of AAC were classified outside of permanent equity.

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

3.    BUSINESS COMBINATIONS

Acquisition of Landmark Partners, LLC (collectively with its subsidiaries, “Landmark”)

On June 2, 2021, a subsidiary of the Company completed the acquisition of 100% of the equity interests of Landmark, a subsidiary of BrightSphere Investment Group Inc. (NYSE: BSIG) and Landmark Investment Holdings L.P., in accordance with the purchase agreement entered into on March 30, 2021 (the “Landmark Acquisition”). As a result of the Landmark Acquisition, the Company expanded into the secondaries market with Landmark’s focus of managing private equity, real estate and infrastructure secondaries funds. Following the completion of the Landmark Acquisition, the results of Landmark are included in a newly created Secondary Solutions Group segment.

The acquisition date fair value of the consideration transferred totaled $1.1 billion, which consisted of the following:

Cash	$803,829
Equity(1)	299,640
Total	$1,103,469
(1)	5,419,413 AOG Units were issued in connection with the Landmark Acquisition and increased Ares Owners Holdings ownership interest in the AOG entities. The Company issued an equivalent number of Class C common stock to correspond with the number of AOG Units held by Ares Owners Holdings. See “Notes to the Condensed Consolidated Financial Statements - Note 14. Equity and Redeemable Interest” for changes in each class of common stock during the period.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following is a summary of the fair values of assets acquired and liabilities assumed for the Landmark Acquisition as of June 2, 2021, based upon third party valuations of certain intangible assets. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$25,685
Other tangible assets	22,826
Intangible assets:
Management contracts	425,880
Client relationships	197,160
Trade name	86,200
Total intangible assets	709,240
Total identifiable assets acquired	757,751
Accounts payable, accrued expenses and other liabilities	71,466
Net identifiable assets acquired	686,285
Goodwill	417,184
Net assets acquired	$1,103,469

The Company incurred $4.1 million of acquisition related costs that were expensed and reported within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

The carrying value of goodwill associated with Landmark was $417.2 million as of the acquisition date and is entirely allocated to the Secondary Solutions Group segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of Landmark.

In connection with the Landmark Acquisition, the Company allocated $425.9 million, $197.2 million and $86.2 million of the purchase price to the fair value of the management contracts, client relationships and trade name, respectively. The acquired management contracts and client relationships had a weighted average amortization period of 7.4 years and 11.8 years, respectively. The trade name was determined to have an indefinite useful life at the time of the Landmark Acquisition and is not subject to amortization as the Company intends Landmark to continue to operate under its brand name into perpetuity.

Landmark’s revenues and net income of $12.9 million and $4.8 million, respectively, are included in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2021.

Supplemental information on an unaudited pro forma basis, as if the Landmark acquisition had been consummated as of January 1, 2020, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total revenues	$1,335,642	$638,576	$2,030,718	$687,885
Net income attributable to Ares Management Corporation	$140,669	$50,898	$193,926	$14,011

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. These results are not necessarily indicative of the Company’s consolidated financial condition or statements of operations in future periods or the results that actually would have been realized had the Company and Landmark been a combined entity during the periods presented. These pro forma amounts have been calculated after applying the following adjustments that were directly attributable to the Landmark Acquisition:

●	adjustments to include the impact of the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2020, together with the consequential tax effects;
●	adjustments to include the AOG Units issued as consideration for the Landmark Acquisition, as if they were issued on January 1, 2020, and the resulting change in ownership attributable to Ares Management Corporation;

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

●	adjustments to reflect the pro-rata economic ownership attributable to Ares Management Corporation;
●	adjustments to reflect the tax effects of the Landmark Acquisition and the related adjustments as if Landmark had been included in the Company’s results as of January 1, 2020; and
●	adjustments to include Landmark Acquisition related transaction costs in earnings for the six months ended June 30, 2020.

Purchase of Landmark GP Interests

The Company acquired an ownership interest in Landmark Partners XVI - GP, L.P. and Landmark Real Estate Fund VIII – GP, L.P. (collectively referred to as the “Landmark GP Entities”). The ownership interest entitles the Company to 60% of the capital interests and a portion of the carried interest in Landmark Equity Partners XVI L.P., Landmark Real Estate Partners VIII L.P. and certain related co-investment vehicles. The Company’s control over Landmark GP Entities also results in the Company consolidating investments and financial results that are attributable to ownership interests that were retained by former Landmark owners. The economic rights retained by the former Landmark owners attributable to these interests are reflected as non-controlling interests in the AOG entities.

4.    GOODWILL AND INTANGIBLE ASSETS

Finite Lived Intangible Assets, Net

The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Weighted Average
	Amortization Period as	As of June 30,	As of December 31,
	of June 30, 2021	2021	2020
Management contracts	6.7 years	$636,737	$210,857
Client relationships	11.4 years	222,301	25,141
Trade name	8.9 years	97,279	11,079
Intangible assets		956,317	247,077
Foreign currency translation		2,265	3,093
Total intangible assets		958,582	250,170
Less: accumulated amortization		(55,916)	(28,082)
Intangible assets, net		$902,666	$222,088

Amortization expense associated with intangible assets was $17.3 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $27.9 million and $2.6 million for the six months ended June 30, 2021 and 2020 and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.

Goodwill

The following table summarizes the carrying value of the Company’s goodwill assets that are included within other assets in the Condensed Consolidated Statements of Financial Condition:

		Private	Real	Secondary	Strategic
	Credit Group	Equity Group	Estate Group	Solutions Group	Initiatives	Total
Balance as of December 31, 2020	$32,196	$58,600	$53,120	$—	$227,131	$371,047
Acquisitions	—	—	—	417,184	—	417,184
Foreign currency translation	—	—	20	(9)	(491)	(480)
Balance as of June 30, 2021	$32,196	$58,600	$53,140	$417,175	$226,640	$787,751

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

There was no impairment of goodwill recorded during the six months ended June 30, 2021 and 2020. The impact of foreign currency translation is reflected within other comprehensive income (loss).

5.    INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Equity method investments:
Equity method private investment partnership interests - principal (1)	$513,055	$366,471	17.6%	21.8%
Equity method - carried interest (1)	2,207,763	1,145,853	75.7	68.1
Equity method private investment partnership interests and other (held at fair value)(1)	114,390	92,196	3.9	5.5
Equity method private investment partnership interests and other(1)	24,153	23,883	0.8	1.4
Total equity method investments	2,859,361	1,628,403	98.0	96.8
Collateralized loan obligations (2)	34,257	31,766	1.2	1.9
Other fixed income	21,583	21,583	0.7	1.3
Collateralized loan obligations and other fixed income, at fair value	55,840	53,349	1.9	3.2
Common stock, at fair value	1,025	1,007	0.1	0.1
Total investments	$2,916,226	$1,682,759
(1)	Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.
(2)	As of June 30, 2021 and December 31, 2020, includes $3.5 million and $3.4 million, respectively, of collateralized loan obligations that are attributable to the Class B Membership Interests.

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria.

The Company recognized net gains related to its equity method investments of $53.8 million and $21.7 million for the three months ended June 30, 2021 and 2020, respectively, and net gains and net losses of $80.4 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively. The net gains and net losses were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

With respect to the Company’s equity method investments, the material assets are expected to generate either long- term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
Fixed income investments:
Bonds	$440,894	$397,494	3.8%	3.6%
Loans	9,644,514	10,012,948	83.2	92.1
U.S. Treasury securities	1,000,057	—	8.6	—
Investments in CLO warehouse	10,000	—	0.1	—
Total fixed income investments	11,095,465	10,410,442	95.7	95.7
Equity securities	234,038	227,031	2.0	2.1
Partnership interests	263,200	239,624	2.3	2.2
Total investments, at fair value	$11,592,703	$10,877,097

As of June 30, 2021, the SPAC’s investment in U.S. Treasury bills exceeded 5.0% of the Company’s total assets. The U.S. Treasury bills mature in September 2021 and have an interest yield of approximately 0.4%. At December 31, 2020, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

6.    FAIR VALUE

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

Financial assets and liabilities measured and reported at fair value are classified as follows:

●	Level I—Quoted prices in active markets for identical instruments.
●	Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.
●	Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

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

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2021:

				Investments
				Measured
Financial Instruments of the Company	Level I	Level II	Level III	at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$55,840	$—	$55,840
Common stock and other equity securities	—	1,025	107,240	—	108,265
Partnership interests	—	—	2,575	4,575	7,150
Total investments, at fair value	—	1,025	165,655	4,575	171,255
Derivatives-foreign exchange contracts and interest rate contracts	—	3,024	—	—	3,024
Total assets, at fair value	$—	$4,049	$165,655	$4,575	$174,279
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(700)	$—	$—	$(700)
Total liabilities, at fair value	$—	$(700)	$—	$—	$(700)

				Investments
				Measured
Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$440,893	$1	$—	$440,894
Loans	—	9,189,089	455,425	—	9,644,514
U.S. Treasury securities	1,000,057	—	—	—	1,000,057
Investments in CLO warehouse	—	10,000	—	—	10,000
Total fixed income investments	1,000,057	9,639,982	455,426	—	11,095,465
Equity securities	3,540	1,198	229,300	—	234,038
Partnership interests	—	—	255,278	7,922	263,200
Total investments, at fair value	$1,003,597	$9,641,180	$940,004	$7,922	$11,592,703
Derivatives:
Asset swaps-other	—	—	147	—	147
Total assets, at fair value	$1,003,597	$9,641,180	$940,151	$7,922	$11,592,850
Liabilities, at fair value
Derivatives:
Warrants	$(25,000)	$—	$—	$—	$(25,000)
Asset swaps-other	—	—	(1,805)	—	(1,805)
Loan obligations of CLOs	—	(9,296,585)	—	—	(9,296,585)
Total liabilities, at fair value	$(25,000)	$(9,296,585)	$(1,805)	$—	$(9,323,390)

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31,2020:

				Investments
				Measured
Financial Instruments of the Company	Level I	Level II	Level III	at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$53,349	$—	$53,349
Common stock and other equity securities	—	1,007	88,412	—	89,419
Partnership interests	—	—	2,575	1,209	3,784
Total investments, at fair value	—	1,007	144,336	1,209	146,552
Derivatives-foreign exchange contracts	—	1,440	—	—	1,440
Total assets, at fair value	$—	$2,447	$144,336	$1,209	$147,992
Liabilities, at fair value
Derivatives-foreign exchange contracts	$—	$(1,565)	$—	$—	$(1,565)
Total liabilities, at fair value	$—	$(1,565)	$—	$—	$(1,565)

				Investments
				Measured
Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$397,485	$9	$—	$397,494
Loans	—	9,470,651	542,297	—	10,012,948
Total fixed income investments	—	9,868,136	542,306	—	10,410,442
Equity securities	5,749	239	221,043	—	227,031
Partnership interests	—	—	231,857	7,767	239,624
Total investments, at fair value	5,749	9,868,375	995,206	7,767	10,877,097
Derivatives:
Asset swaps-other	—	—	1,104	—	1,104
Total assets, at fair value	$5,749	$9,868,375	$996,310	$7,767	$10,878,201
Liabilities, at fair value
Derivatives:
Asset swaps-other	$—	$—	$(44)	$—	$(44)
Loan obligations of CLOs	—	(9,958,076)	—	—	(9,958,076)
Total liabilities, at fair value	$—	$(9,958,076)	$(44)	$—	$(9,958,120)

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2021:

	Level III Assets
	Equity	Fixed	Partnership
Level III Assets of the Company	Securities	Income	Interests	Total
Balance, beginning of period	$89,233	$53,530	$2,575	$145,338
Transfer in due to changes in consolidation	—	7,623	—	7,623
Purchases(1)	19,278	981	—	20,259
Sales/settlements(2)	—	(7,678)	—	(7,678)
Realized and unrealized appreciation (depreciation), net	(1,271)	1,384	—	113
Balance, end of period	$107,240	$55,840	$2,575	$165,655
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,271)	$852	$—	$(419)

	Equity	Fixed	Partnership	Derivatives,
Level III Net Assets of Consolidated Funds	Securities	Income	Interests	Net	Total
Balance, beginning of period	$230,634	$560,380	$243,452	$(2,101)	$1,032,365
Transfer out due to changes in consolidation	(157)	(49,326)	—	—	(49,483)
Transfer in(1)	—	92,025	—	—	92,025
Transfer out	—	(231,320)	—	—	(231,320)
Purchases(1)	789	255,197	12,000	—	267,986
Sales/settlements(2)	(731)	(176,951)	(2,000)	(503)	(180,185)
Amortized discounts/premiums	1	397	—	—	398
Realized and unrealized appreciation (depreciation), net	(1,236)	5,024	1,826	946	6,560
Balance, end of period	$229,300	$455,426	$255,278	$(1,658)	$938,346
Change in net unrealized appreciation/ depreciation included in earnings related to financial assets still held at the reporting date	$(1,199)	$1,503	$1,826	$(1,073)	$1,057
(1)	Purchases include paid-in-kind interest and securities received in connection with restructuring.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2020:

	Level III Assets
	Equity	Fixed	Partnership
Level III Assets of the Company	Securities	Income	Interests	Total
Balance, beginning of period	$14,704	$65,344	$2,575	$82,623
Purchases(1)	—	659	—	659
Sales/settlements(2)	—	(287)	—	(287)
Realized and unrealized appreciation, net	—	1,639	—	1,639
Balance, end of period	$14,704	$67,355	$2,575	$84,634
Change in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$—	$1,639	$—	$1,639

	Equity	Fixed	Partnership	Derivatives,
Level III Net Assets of Consolidated Funds	Securities	Income	Interests	Net	Total
Balance, beginning of period	$42,752	$1,279,557	$307,025	$19	$1,629,353
Transfer in	—	84,059	—	—	84,059
Transfer out	(5)	(681,913)	—	—	(681,918)
Purchases(1)	264	78,694	56,000	—	134,958
Sales/settlements(2)	(449)	(217,217)	(56,000)	(51)	(273,717)
Amortized discounts/premiums	—	815	—	106	921
Realized and unrealized appreciation (depreciation), net	(303)	42,292	5,611	1,328	48,928
Balance, end of period	$42,259	$586,287	$312,636	$1,402	$942,584
Change in net unrealized appreciation/ depreciation included in earnings related to financial assets still held at the reporting date	$(228)	$36,263	$5,611	$1,268	$42,914
(1)	Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2021:

	Level III Assets
	Equity	Fixed	Partnership
Level III Assets of the Company	Securities	Income	Interests	Total
Balance, beginning of period	$88,412	$53,349	$2,575	$144,336
Transfer in due to changes in consolidation	—	7,623	—	7,623
Purchases(1)	19,278	981	—	20,259
Sales/settlements(2)	—	(9,216)	—	(9,216)
Realized and unrealized appreciation (depreciation), net	(450)	3,103	—	2,653
Balance, end of period	$107,240	$55,840	$2,575	$165,655
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(450)	$1,617	$—	$1,167

	Equity	Fixed	Partnership	Derivatives,
Level III Net Assets of Consolidated Funds	Securities	Income	Interests	Net	Total
Balance, beginning of period	$221,043	$542,305	$231,857	$1,060	$996,265
Transfer out due to changes in consolidation	(157)	(49,326)	—	—	(49,483)
Transfer in	2,195	123,431	—	—	125,626
Transfer out	(33)	(232,019)	—	—	(232,052)
Purchases(1)	8,855	349,478	13,000	—	371,333
Sales/settlements(2)	(563)	(285,642)	(2,000)	(384)	(288,589)
Amortized discounts/premiums	1	1,157	—	—	1,158
Realized and unrealized appreciation (depreciation), net	(2,041)	6,042	12,421	(2,334)	14,088
Balance, end of period	$229,300	$455,426	$255,278	$(1,658)	$938,346
Change in net unrealized appreciation/ depreciation included in earnings related to financial assets still held at the reporting date	$(2,116)	$2,678	$12,421	$(1,727)	$11,256
(1)	Purchases include paid-in-kind interest and securities received in connection with restructuring.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2020:

	Level III Assets
	Equity	Fixed	Partnership
Level III Assets of the Company	Securities	Income	Interests	Total
Balance, beginning of period	$14,704	$69,183	$35,192	$119,079
Transfer in due to changes in consolidation	—	3,686	—	3,686
Purchases(1)	—	1,301	—	1,301
Sales/settlements(2)	—	(688)	(32,430)	(33,118)
Realized and unrealized depreciation, net	—	(6,127)	(187)	(6,314)
Balance, end of period	$14,704	$67,355	$2,575	$84,634
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$—	$(5,092)	$5,511	$419

	Equity	Fixed	Partnership	Derivatives,
Level III Net Assets of Consolidated Funds	Securities	Income	Interests	Net	Total
Balance, beginning of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Transfer in (out) due to changes in consolidation	(635)	392,672	—	—	392,037
Transfer in	—	258,014	—	—	258,014
Transfer out	(5)	(346,163)	—	—	(346,168)
Purchases(1)	393	200,643	64,000	—	265,036
Sales/settlements(2)	(681)	(218,523)	(56,000)	(1,318)	(276,522)
Amortized discounts/premiums	—	1,098	—	150	1,248
Realized and unrealized appreciation (depreciation), net	(42,801)	(40,590)	8,624	6,676	(68,091)
Balance, end of period	$42,259	$586,287	$312,636	$1,402	$942,584
Change in net unrealized appreciation/ depreciation included in earnings related to financial assets still held at the reporting date	$(42,811)	$(40,533)	$8,624	$5,321	$(69,399)
(1)	Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)	Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

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

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of June 30, 2021:

Level III Measurements of the			Significant
Company	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities	$33,559	Transaction price(1)	N/A	N/A	N/A
	29,003	Discounted Cash Flow	Discount Rates	14.0% - 20.0%	14.4%
	44,678	Market Approach	Multiple of Book Value	1.55x	N/A
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	34,257	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,583	Other	N/A	N/A	N/A
Total	$165,655

Level III Measurements of the			Significant
Consolidated Funds	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$737	Market approach	EBITDA multiple(2)	2.0x - 35.0x	10.1x
	117	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	228,446	Transaction price(1)	N/A	N/A	N/A
Partnership interest	255,278	Discounted cash flow	Discount rate	22.4%	22.4%
Fixed income securities
	353,240	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	74,492	Income approach	Yield	2.6% - 44.7%	7.4%
	27,694	Other	N/A	N/A	N/A
Derivative instruments	147	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$940,151
Liabilities
Derivative instruments	$(1,805)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,805)
(1)	Transaction price consists of securities purchased or restructured. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2020:

			Significant
Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A
	32,905	Discounted Cash Flow	Discount Rates	14.0% - 20.0%
	40,803	Market Approach	Multiple of Book Value	1.6x
Partnership interests	2,575	Other	N/A	N/A
Collateralized loan obligations	31,766	Broker quotes and/or 3rd party pricing services	N/A	N/A
Other fixed income	21,583	Other	N/A	N/A
Total	$144,336

Level III Measurements of the			Significant
Consolidated Funds	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$438	Market approach	EBITDA multiple(2)	2.9x - 19.5x	13.4x
	32,528	Other	Net income multiple	30.0x	30.0x
			Illiquidity discount	25.0%	25.0%
	33	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	188,044	Transaction price(1)	N/A	N/A	N/A
Partnership interests	231,857	Discounted cash flow	Discount rate	23.8%	23.8%
Fixed income securities
	384,419	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	6,605	Market approach	EBITDA multiple(2)	6.5x - 7.8x	6.9x
	122,962	Income approach	Yield	2.7% - 48.1%	7.9%
	28,320	Other	N/A	N/A	N/A
Derivative instruments	1,104	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$996,310
Liabilities
Derivative instruments	$(44)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(44)
(1)	Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)	“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company’s control. This investment had a fair value of $4.6 million and $1.2 million as of June 30, 2021 and December 31, 2020. The Company has no unfunded commitments for this investment.

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

The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of June 30, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$74,514	$3,019	$21,039	$700	$30,040	$1,440	$39,362	$1,565
Interest rate contracts	20,073	5	—	—	—	—	—	—
Total derivatives, at fair value(2)	$94,587	$3,024	$21,039	$700	$30,040	$1,440	$39,362	$1,565

	As of June 30, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Warrants	$—	$—	$230,000	$25,000	$—	$—	$—	$—
Asset swap - other	51,687	147	46,272	1,805	7,600	1,104	540	44
Total derivatives, at fair value(3)	$51,687	$147	$276,272	$26,805	$7,600	$1,104	$540	$44
(1)	Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)	As of June 30, 2021 and December 31, 2020, the Company had the right to, but elected not to, offset $0.7 million and $1.6 million of its derivative liabilities.
(3)	As of June 30, 2021 and December 31, 2020, the Consolidated Funds offset $1.1 million and $0.4 million of their derivative assets and liabilities, respectively.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8.    DEBT

The following table summarizes the Company’s and its subsidiaries’ debt obligations:

			Original	As of June 30, 2021		As of December 31, 2020
	Debt Origination		Borrowing	Carrying		Carrying
	Date	Maturity	Amount	Value	Interest Rate	Value	Interest Rate
Credit Facility(1)	Revolver	3/31/2026	N/A	$—	—%	$—	—%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	247,627	4.21	247,285	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	395,935	3.28	395,713	3.28
2051 Subordinated Notes(4)	6/30/2021	6/30/2051	450,000	444,488	4.13	—	—
Total debt obligations				$1,088,050		$642,998
(1)	The AOG entities are borrowers under the Credit Facility, which provides a $1.090 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 31, 2021, the Company amended the Credit Facility to, among other things, extend the maturity date from March 2025 to March 2026. As of June 30, 2021, base rate loans bear interest calculated based on the base rate plus 0.125% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.125%. The unused commitment fee is 0.10% per annum. There is a base rate and LIBOR floor of zero.
(2)	The 2024 Senior Notes were issued in October 2014 by Ares Finance Co. LLC, an indirect subsidiary of the Company, at 98.27% of the face amount with interest paid semi-annually. The Company may redeem the 2024 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2024 Notes.
(3)	The 2030 Senior Notes were issued in June 2020 by Ares Finance Co. II LLC, an indirect subsidiary of the Company, at 99.77% of the face amount with interest paid semi-annually. The Company may redeem the 2030 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2030 Notes.
(4)	The 2051 Subordinated Notes were issued in June 2021 by Ares Finance Co. III LLC, an indirect subsidiary of the Company, at 100.00% of par with interest paid semi-annually at a fixed-rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the 2051 Subordinated Notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the 2051 Subordinated Notes.

As of June 30, 2021, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.

The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024 and 2030 Senior Notes (the “Senior Notes”) and 2051 Subordinated Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense in the Condensed Consolidated Statements of Operations.

The following table presents the activity of the Company’s debt issuance costs:

	Credit	Senior	Subordinated
	Facility	Notes	Notes
Unamortized debt issuance costs as of December 31, 2020	$5,232	$4,283	$—
Debt issuance costs incurred	1,282	—	5,513
Amortization of debt issuance costs	(619)	(297)	(1)
Unamortized debt issuance costs as of June 30, 2021	$5,895	$3,986	$5,512

Loan Obligations of the Consolidated CLOs

Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2021			As of December 31, 2020
			Weighted			Weighted
			Average			Average
		Fair Value of	Remaining		Fair Value of	Remaining
	Loan	Loan	Maturity	Loan	Loan	Maturity
	Obligations	Obligations	In Years	Obligations	Obligations	In Years
Senior secured notes(1)	$9,050,350	$9,029,021	9.9	$9,796,442	$9,665,804	10.1
Subordinated notes(2)	421,656	267,564	10.1	482,391	292,272	10.2
Total loan obligations of Consolidated CLOs	$9,472,006	$9,296,585		$10,278,833	$9,958,076
(1)	Original borrowings under the senior secured notes totaled $9.1 billion, with various maturity dates ranging from July 2028 to July 2034. The weighted average interest rate as of June 30, 2021 was 1.82%.
(2)	Original borrowings under the subordinated notes totaled $421.7 million, with various maturity dates ranging from July 2028 to July 2034. The notes do not have contractual interest rates; instead, holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.

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

Credit Facilities of the Consolidated Funds

Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of June 30, 2021 and December 31, 2020, the Consolidated Funds were in compliance with all covenants under such credit facilities.

The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding:

			As of June 30, 2021		As of December 31, 2020
	Maturity	Total	Outstanding	Effective	Outstanding	Effective
Consolidated Funds’ Debt Facilities	Date	Capacity	Loan(1)	Rate	Loan(1)	Rate
Credit Facilities:
	3/4/2022	$71,500	$71,500	1.59%	$71,500	1.59%
	1/1/2023	18,000	17,909	1.69	17,909	1.75
	1/15/2022	75,000	33,000	2.69	32,500	2.75
Total borrowings of Consolidated Funds			$122,409		$121,909
(1)	The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

9.    COMMITMENTS AND CONTINGENCIES

Indemnification Arrangements

Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2021, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

Commitments

As of June 30, 2021 and December 31, 2020, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $716.4 million and $784.2 million, respectively.

Management Incentive Program

In connection with the Landmark Acquisition, the Company established a management incentive program (the “MIP”) with certain professionals of Landmark. The MIP represents a contingent liability not to exceed $300.0 million and is based on the achievement of fundraising targets for certain Landmark funds during a commitment period.

The Company expects to settle this liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash component is recognized ratably over the measurement period, which will end on the earlier of the final fundraising date or December 31, 2022. Expense associated with the equity component is recognized ratably over the service period, which will continue for four years from the measurement period end date. The MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Condensed Consolidated Statements of Operations. At the measurement period end date, the cash component will be paid and restricted units for the balance of the MIP will be granted at fair value. The unpaid liability at the measurement period end date will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the MIP at the measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of June 30, 2021, the fair value of the contingent liability was estimated to be $236.0 million and $4.6 million of expense was recorded in the Condensed Consolidated Statements of Operations.

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

Senior professionals of the Company who have received carried interest distributions are responsible for funding their proportionate share of any contingent repayment obligations. However, the governing agreements of certain of the Company’s funds provide that if a current or former professional does not fund his or her respective share for such fund, then the Company may have to fund additional amounts beyond what was received in carried interest, although the Company will generally retain the right to pursue any remedies under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

At June 30, 2021 and December 31, 2020, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $275.7 million and $326.4 million, respectively, of which approximately $215.8 million and $252.4 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2021 and December 31, 2020, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.

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

Leases

The Company leases office space and certain office equipment. The Company’s leases have remaining lease terms of one to eleven years. The tables below present certain supplemental quantitative disclosures regarding the Company’s leases:

		As of June 30,	As of December 31,
	Classification	2021	2020
Operating lease assets	Right-of-use operating lease assets	$166,889	$154,742
Finance lease assets	Other assets(1)	1,157	1,386
Total lease assets		$168,046	$156,128

Operating lease liabilities	Operating lease liabilities	$198,289	$180,236
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	893	1,273
Total lease liabilities		$199,182	$181,509
(1)	Finance lease assets are recorded net of accumulated amortization of $1.3 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively.

Maturity of lease liabilities	Operating Leases	Finance Leases
2021	$21,666	$102
2022	42,258	490
2023	37,960	164
2024	34,913	162
2025	33,635	10
After 2025	46,693	2
Total future payments	217,125	930
Less: interest	18,836	37
Total lease liabilities	$198,289	$893

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

		Three months ended June 30,		Six months ended June 30,
	Classification	2021	2020	2021	2020
Operating lease expense	General, administrative and other expenses	$9,013	$7,805	$17,506	$15,437
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	128	125	254	219
Interest on finance lease liabilities	Interest expense	7	11	17	22
Total lease expense		$9,148	$7,941	$17,777	$15,678

	Six months ended June 30,
Other information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,733	$16,055
Operating cash flows for finance leases	30	42
Financing cash flows for finance leases	390	366
Leased assets obtained in exchange for new finance lease liabilities	28	—
Leased assets obtained in exchange for new operating lease liabilities	30,378	9,647

	As of June 30,	As of December 31,
Lease term and discount rate	2021	2020
Weighted-average remaining lease terms (in years):
Operating leases	5.7	6.0
Finance leases	2.5	2.6
Weighted-average discount rate:
Operating leases	3.20%	3.59%
Finance leases	3.17%	3.26%

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

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2021	2020
Due from affiliates:
Management fees receivable from non-consolidated funds	$280,435	$308,581
Incentive fee receivable from non-consolidated funds	693	21,495
Payments made on behalf of and amounts due from non-consolidated funds and employees	89,502	75,811
Due from affiliates—Company	$370,630	$405,887
Amounts due from portfolio companies and non-consolidated funds	$4,348	$17,172
Due from affiliates—Consolidated Funds	$4,348	$17,172
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$3,200	$4,808
Tax receivable agreement liability	61,736	62,505
Undistributed carried interest and incentive fees	11,158	27,322
Payments made by non-consolidated funds on behalf of and payable by the Company	22,350	5,551
Due to affiliates—Company	$98,444	$100,186

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

11.    INCOME TAXES

The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and six months ended June 30, 2021, the Company recorded income tax expense of $48.5 million and $74.2 million. For the three and six months ended June 30, 2020, the Company recorded income tax expense of $24.4 million and $3.8 million, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company’s condensed consolidated financial statements. For the three and six months ended June 30, 2021 and 2020, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2021 and December 31, 2020, the Company recorded a net deferred tax asset of $1.6 million and $70.0 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.

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

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12.    EARNINGS PER SHARE

For the three and six months ended June 30, 2021, the Company had Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes. Additional information on the issuance of the non-voting common stock is discussed in “Note 14. Equity and Redeemable Interests.”

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three and six months ended June 30, 2021 and three months ended June 30, 2020, the treasury stock method was the more dilutive method. For the six months ended June 30, 2020, the two-class method was the more dilutive method.

The computation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020 excludes the following restricted units and AOG units, as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Options	—	—	—	—
Restricted units	49	616	25	—
AOG Units	113,890,960	115,103,668	113,126,250	—

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$124,980	$50,946	$177,933	$14,485
Distributions on unvested restricted units	(3,452)	(2,667)	(6,693)	(4,955)
Undistributed earnings allocable to participating unvested restricted units	(4,967)	—	(2,701)	—
Net income available to Class A and non-voting common stockholders	$116,561	$48,279	$168,539	$9,530
Basic weighted-average shares of Class A and non-voting common stock	164,793,968	133,639,194	157,075,774	126,002,867
Basic earnings per share of Class A and non-voting common stock	$0.70	$0.36	$1.07	$0.08

Diluted earnings per share of Class A and non-voting common stock:
Net income available to Class A and non-voting common stockholders	$124,980	$50,946	$177,933	$14,485
Distributions on unvested restricted units	—	—	—	(4,955)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$124,980	$50,946	$177,933	$9,530
Effect of dilutive shares:
Restricted units	10,930,236	8,135,584	10,074,330	—
Options	5,303,530	5,129,579	5,238,834	—
Diluted weighted-average shares of Class A and non-voting common stock	181,027,734	146,904,357	172,388,938	126,002,867
Diluted earnings per share of Class A and non-voting common stock	$0.69	$0.35	$1.03	$0.08

Dividend declared and paid per Class A and non-voting common stock	$0.47	$0.40	$0.94	$0.80

13.    EQUITY COMPENSATION

Equity Incentive Plan

Equity-based compensation is granted under the Company’s 2014 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2021, the total number of shares available for issuance under the Equity Incentive Plan reset to 44,510,451 shares, and as of June 30, 2021, 40,075,772 shares remain available for issuance.

Generally, unvested restricted units and options are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Equity-based compensation expense, net of forfeitures, recorded by the Company is included in the following table:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted units	$46,742	$28,386	$90,829	$56,768
Restricted units with a market condition	22,762	297	34,324	4,429
Options	—	—	—	43
Equity-based compensation expense	$69,504	$28,683	$125,153	$61,240

Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company’s Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) in their entirety on the fifth anniversary of the grant date, (iii) at a rate of one quarter per year, beginning on the second anniversary of the grant date or the holder’s employment commencement date, or (iv) at a rate of one third per year, beginning on the first anniversary of the grant date in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the six months ended June 30, 2021, 4.8 million restricted units vested and 2.7 million shares of Class A common stock were delivered to the holders. For the six months ended June 30, 2020, 4.6 million restricted units vested and 2.6 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the six months ended June 30, 2021, the Company declared dividends of $0.47 per share to Class A common stockholders at the close of business on March 17, 2021 and June 16, 2021. For the three and six months ended June 30, 2021, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $7.8 million and $15.3 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

The following table presents unvested restricted units’ activity:

		Weighted Average
		Grant Date Fair
	Restricted Units	Value Per Unit
Balance - January 1, 2021	16,299,664	$24.30
Granted	9,596,879	46.13
Vested	(4,233,548)	21.89
Forfeited	(24,700)	32.12
Balance - June 30, 2021	21,638,295	$34.16

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $573.6 million as of June 30, 2021 and is expected to be recognized over the remaining weighted average period of 3.4 years.

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

Below is a summary of the significant assumptions used to estimate the grant date fair value of market condition awards:

Closing price of the Company’s common shares as of valuation date	$45.76
Risk-free interest rate	0.88%
Volatility	35.0%
Dividend yield	3.5%
Cost of equity	10.0%

The following table presents the unvested market condition awards’ activity:

		Weighted Average
	Market Condition	Grant Date Fair
	Awards Units	Value Per Unit
Balance - January 1, 2021	—	$—
Granted	2,150,000	32.86
Vested	(537,500)	37.28
Forfeited	—	—
Balance - June 30, 2021	1,612,500	$31.38

During the six months ended June 30, 2021, the market-priced vesting condition was met for Tranche I of the market condition awards that resulted in the acceleration of $14.0 million of compensation expense. The total compensation expense expected to be recognized in all future periods associated with the market condition awards is approximately $36.3 million as of June 30, 2021, consisting of $11.8 million for Tranche II, $12.4 million for Tranche III and $12.1 million for Tranche IV. The expense is expected to be recognized over the remaining weighted average period of 1.27 years.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Options

A summary of options activity during the six months ended June 30, 2021 is presented below:

			Weighted Average
		Weighted Average	Remaining Life	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value
Balance - January 1, 2021	8,312,203	$18.99	3.4	$233,251
Granted	—	—	—	—
Exercised	(780,492)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - June 30, 2021	7,531,711	$18.99	2.9	$335,933
Exercisable at June 30, 2021	7,531,711	$18.99	2.9	$335,933

Net cash proceeds from exercises of stock options were $14.0 million for the six months ended June 30, 2021. The Company realized tax benefits of approximately $4.0 million from those exercises.

14.    EQUITY AND REDEEMABLE INTEREST

Common Stock

The Company’s common stock consists of Class A, Class B, Class C and non-voting common stock, each $0.01 par value per share. The non-voting common stock has the same economic rights as the Class A common stock. SMBC is the sole holder of the non-voting common stock. The Class B common stock and Class C common stock are non-economic and holders are not entitled to dividends from the Company or to receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC is the sole holder of the Class B common stock and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock.

In February 2021, the Company’s board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2022. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the six months ended June 30, 2021 and 2020, the Company did not repurchase any shares as part of the stock repurchase program.

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

On April 6, 2021, the Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell 10,925,000 shares of the Class A common stock (including 1,425,000 shares of Class A common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares of Class A common stock) (collectively, the “Offering”). The Offering closed on April 8, 2021 and resulted in gross proceeds to the Company of approximately $578.2 million before deducting offering expenses.

Offering expenses for the Private Placement and Offering amounted to approximately $0.7 million. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with issuances of common stock in additional paid-in-capital within the Condensed Consolidated Statements of Changes in Equity.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the changes in each class of common stock:

	Class A	Non-Voting	Class B	Class C
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock	Total
Balance - January 1, 2021	147,182,562	—	1,000	112,447,618	259,631,180
Issuance of stock	12,159,200	3,489,911	—	5,419,413	21,068,524
Exchanges of AOG Units	283,724	—	—	(283,724)	—
Stock option exercises, net of shares withheld for tax	751,091	—	—	—	751,091
Vesting of restricted stock awards, net of shares withheld for tax	2,675,211	—	—	—	2,675,211
Balance - June 30, 2021	163,051,788	3,489,911	1,000	117,583,307	284,126,006

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
					Three months ended		Six months ended
	As of June 30, 2021		As of December 31, 2020		June 30,		June 30,
		Direct		Direct
		Ownership		Ownership
	AOG Units	Interest	AOG Units	Interest	2021	2020	2021	2020
Ares Management Corporation	166,541,699	58.62%	147,182,562	56.69%	59.13%	53.73%	58.13%	52.13%
Ares Owners Holdings, L.P.	117,583,307	41.38	112,447,618	43.31	40.87	46.27	41.87	47.87
Total	284,125,006	100.00%	259,630,180	100.00%

Preferred Stock

As of December 31, 2020, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. As and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock may be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

On June 30, 2021 (the “Redemption Date”), the Company redeemed all shares of the Series A Preferred Stock outstanding at a redemption price per share of $25.00. The redemption price did not include any accrued dividends as the Redemption Date occurred on the dividend payment date. On the Redemption Date, the Company paid $310.0 million for the redemption of the Series A Preferred Stock and $5.4 million for the previously announced dividend of $0.4375 per share. The excess of the redemption price over the carrying value of the Series A Preferred Stock of approximately $11.2 million relates to the original issuance costs and is presented as a reduction to net income available to common stockholders and to non-controlling interests in AOG entities within the Condensed Consolidated Statements of Operations.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - January 1, 2021	$100,366
Net income	32
Currency translation adjustment, net of tax	(590)
Balance- March 31, 2021	$99,808
Net income	$337
Currency translation adjustment, net of tax	186
Distribution	(300)
Balance- June 30, 2021	$100,031

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - January 1, 2021	$—
Redemption value	930,924
Balance- March 31, 2021	$930,924
Change in redemption value	(14,100)
Balance- June 30, 2021	$916,824

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

Secondary Solutions Group: The Secondary Solutions Group was formed during the second quarter of 2021 in connection with the Landmark Acquisition. The Secondary Solutions Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure. The Company acquires interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. Each strategy focuses on recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy targets opportunities in non-competitive channels and makes investments in durable, performing assets with attractive capital structures. In the real estate secondaries strategy, the Company seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the Company focuses on achieving diversification through a portfolio that provides inflation protection and exposure to uncorrelated assets.

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

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (a) operating results of the Consolidated Funds, (b) depreciation and amortization expense, (c) the effects of changes arising from corporate actions, (d) unrealized gains and losses related to performance income and investment performance and (e) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital transactions, underwriting costs and expenses incurred in connection with corporate reorganization. Management believes RI is a more appropriate metric to evaluate the Company’s current business operations.

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

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended June 30, 2021
		Private	Real	Secondary
	Credit	Equity	Estate	Solutions	Strategic	Total
	Group	Group	Group	Group	Initiatives	Segments	OMG	Total
Management fees	$260,234	$52,097	$30,810	$12,898	16,796	$372,835	$—	$372,835
Other fees	6,727	248	275	—	1	7,251	—	7,251
Compensation and benefits	(85,916)	(26,076)	(15,666)	(4,289)	(5,384)	(137,331)	(48,429)	(185,760)
General, administrative and other expenses	(11,977)	(6,393)	(3,349)	(859)	(1,771)	(24,349)	(23,074)	(47,423)
Fee related earnings	169,068	19,876	12,070	7,750	9,642	218,406	(71,503)	146,903
Performance income—realized	68,107	53,945	5,615	—	—	127,667	—	127,667
Performance related compensation—realized	(43,461)	(43,197)	(3,824)	—	—	(90,482)	—	(90,482)
Realized net performance income	24,646	10,748	1,791	—	—	37,185	—	37,185
Investment income—realized	1,240	10,458	2,705	—	322	14,725	—	14,725
Interest and other investment income—realized	5,969	5,411	946	2	2,628	14,956	85	15,041
Interest expense	(1,465)	(1,643)	(1,122)	(5)	(2,525)	(6,760)	(147)	(6,907)
Realized net investment income(loss)	5,744	14,226	2,529	(3)	425	22,921	(62)	22,859
Realized income	$199,458	$44,850	$16,390	$7,747	$10,067	$278,512	$(71,565)	$206,947

	Three months ended June 30, 2020
		Private	Real	Secondary
	Credit	Equity	Estate	Solutions	Strategic	Total
	Group	Group	Group	Group	Initiatives	Segments	OMG	Total
Management fees	$200,788	$53,396	$23,488	$—	$—	$277,672	$—	$277,672
Other fees	4,101	30	7	—	—	4,138	—	4,138
Compensation and benefits	(76,765)	(22,126)	(12,735)	—	—	(111,626)	(36,939)	(148,565)
General, administrative and other expenses	(12,524)	(4,448)	(3,263)	—	—	(20,235)	(16,053)	(36,288)
Fee related earnings	115,600	26,852	7,497	—	—	149,949	(52,992)	96,957
Performance income—realized	—	44,318	307	—	—	44,625	—	44,625
Performance related compensation —realized	(112)	(36,741)	(191)	—	—	(37,044)	—	(37,044)
Realized net performance income (loss)	(112)	7,577	116	—	—	7,581	—	7,581
Investment income—realized	—	8,045	964	—	—	9,009	—	9,009
Interest and other investment income (expense)—realized	6,629	487	920	—	—	8,036	(253)	7,783
Interest expense	(2,336)	(2,247)	(1,355)	—	—	(5,938)	(144)	(6,082)
Realized net investment income (loss)	4,293	6,285	529	—	—	11,107	(397)	10,710
Realized income	$119,781	$40,714	$8,142	$—	$—	$168,637	$(53,389)	$115,248

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2021
		Private	Real	Secondary
	Credit	Equity	Estate	Solutions	Strategic	Total
	Group	Group	Group	Group	Initiatives	Segments	OMG	Total
Management fees	$493,111	$101,428	$60,442	$12,898	$32,419	$700,298	$—	$700,298
Other fees	12,696	356	923	—	80	14,055	—	14,055
Compensation and benefits	(166,281)	(46,761)	(31,607)	(4,289)	(10,124)	(259,062)	(92,836)	(351,898)
General, administrative and other expenses	(22,786)	(11,261)	(6,644)	(859)	(3,806)	(45,356)	(41,730)	(87,086)
Fee related earnings	316,740	43,762	23,114	7,750	18,569	409,935	(134,566)	275,369
Performance income—realized	71,923	125,163	7,562	—	—	204,648	—	204,648
Performance related compensation —realized	(46,354)	(100,223)	(5,001)	—	—	(151,578)	—	(151,578)
Realized net performance income	25,569	24,940	2,561	—	—	53,070	—	53,070
Investment income—realized	1,240	3,288	2,483	—	322	7,333	—	7,333
Interest and other investment income—realized	9,638	5,855	2,974	2	2,661	21,130	440	21,570
Interest expense	(2,980)	(3,306)	(2,247)	(5)	(4,827)	(13,365)	(237)	(13,602)
Realized net investment income (loss)	7,898	5,837	3,210	(3)	(1,844)	15,098	203	15,301
Realized income	$350,207	$74,539	$28,885	$7,747	$16,725	$478,103	$(134,363)	$343,740

	Six months ended June 30, 2020
		Private	Real	Secondary
	Credit	Equity	Estate	Solutions	Strategic	Total
	Group	Group	Group	Group	Initiatives	Segments	OMG	Total
Management fees	$398,225	$105,553	$47,672	$—	$—	$551,450	$—	$551,450
Other fees	7,159	140	711	—	—	8,010	—	8,010
Compensation and benefits	(147,690)	(41,722)	(25,148)	—	—	(214,560)	(73,365)	(287,925)
General, administrative and other expenses	(27,837)	(10,081)	(6,198)	—	—	(44,116)	(37,358)	(81,474)
Fee related earnings	229,857	53,890	17,037	—	—	300,784	(110,723)	190,061
Performance income—realized	9,016	160,472	26,907	—	—	196,395	—	196,395
Performance related compensation —realized	(8,011)	(129,665)	(17,361)	—	—	(155,037)	—	(155,037)
Realized net performance income	1,005	30,807	9,546	—	—	41,358	—	41,358
Investment income (loss)—realized	(843)	19,515	2,254	—	—	20,926	(5,698)	15,228
Interest and other investment income (expense)—realized	11,204	1,299	1,716	—	—	14,219	(85)	14,134
Interest expense	(4,051)	(3,890)	(2,326)	—	—	(10,267)	(1,121)	(11,388)
Realized net investment income (loss)	6,310	16,924	1,644	—	—	24,878	(6,904)	17,974
Realized income	$237,172	$101,621	$28,227	$—	$—	$367,020	$(117,627)	$249,393

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Segment revenues
Management fees	$372,835	$277,672	$700,298	$551,450
Other fees	7,251	4,138	14,055	8,010
Performance income—realized	127,667	44,625	204,648	196,395
Total segment revenues	$507,753	$326,435	$919,001	$755,855
Segment expenses
Compensation and benefits	$137,331	$111,626	$259,062	$214,560
General, administrative and other expenses	24,349	20,235	45,356	44,116
Performance related compensation—realized	90,482	37,044	151,578	155,037
Total segment expenses	$252,162	$168,905	$455,996	$413,713
Segment realized net investment income
Investment income—realized	$14,725	$9,009	$7,333	$20,926
Interest and other investment income —realized	14,956	8,036	21,130	14,219
Interest expense	(6,760)	(5,938)	(13,365)	(10,267)
Total segment realized net investment income	$22,921	$11,107	$15,098	$24,878

The following table reconciles the Company’s consolidated revenues to segment revenue:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total consolidated revenue	$1,294,819	$602,758	$1,953,207	$616,167
Performance (income) loss—unrealized	(741,426)	(257,303)	(966,380)	130,354
Management fees of Consolidated Funds eliminated in consolidation	10,659	11,380	22,365	21,882
Incentive fees of Consolidated Funds eliminated in consolidation	3	(25)	1,528	(70)
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,748	4,484	8,893	7,801
Administrative fees(1)	(9,314)	(8,838)	(19,122)	(18,499)
Performance income (loss) reclass(2)	550	(1,656)	605	(3,373)
Principal investment (income) loss, net of eliminations	(47,127)	(23,645)	(72,227)	3,078
Net income of non-controlling interests in consolidated subsidiaries	(5,159)	(720)	(9,868)	(1,485)
Total consolidation adjustments and reconciling items	(787,066)	(276,323)	(1,034,206)	139,688
Total segment revenue	$507,753	$326,435	$919,001	$755,855
(1)	Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)	Related to performance income for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Condensed Consolidated Statements of Operations.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company’s consolidated expenses to segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total consolidated expenses	$1,024,732	$483,567	$1,549,841	$565,526
Performance related compensation-unrealized	(566,012)	(200,064)	(726,349)	85,828
Expenses of Consolidated Funds added in consolidation	(26,011)	(14,601)	(43,447)	(32,500)
Expenses of Consolidated Funds eliminated in consolidation	10,711	11,357	23,976	21,813
Administrative fees(1)	(9,314)	(8,838)	(19,122)	(18,499)
OMG expenses	(71,503)	(52,992)	(134,566)	(110,723)
Acquisition and merger-related expense	(9,020)	(2,841)	(17,610)	(5,956)
Equity compensation expense	(69,504)	(28,683)	(125,153)	(61,240)
Management incentive plan(2)	(4,630)	—	(4,630)	—
Deferred placement fees	(1,030)	(10,320)	(1,327)	(15,735)
Depreciation and amortization expense	(20,974)	(6,319)	(35,074)	(11,861)
Expense of non-controlling interests in consolidated subsidiaries	(5,283)	(1,361)	(10,543)	(2,940)
Total consolidation adjustments and reconciling items	(772,570)	(314,662)	(1,093,845)	(151,813)
Total segment expenses	$252,162	$168,905	$455,996	$413,713
(1)	Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)	Represents a performance-based incentive arrangement that was established in connection with the Landmark Acquisition and is presented in compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total consolidated other income (expense)	$49,690	$121,906	$106,475	$(105,957)
Investment (income) loss—unrealized	(34,811)	(23,704)	(56,979)	81,890
Interest and other investment (income) loss—unrealized	512	(3,979)	4,462	(8,940)
Other (income) loss from Consolidated Funds added in consolidation, net	(34,592)	(109,394)	(101,908)	88,851
Other expense from Consolidated Funds eliminated in consolidation, net	(4,698)	(4,189)	(8,810)	(8,008)
OMG other (income) expense	276	(102)	609	1,039
Performance (income) loss reclass(1)	(550)	1,656	(605)	3,373
Principal investment income (loss)	50,634	32,957	75,729	(43,031)
Other expense, net	619	347	146	369
Other (income) loss of non-controlling interests in consolidated subsidiaries	(4,159)	(4,391)	(4,021)	15,292
Total consolidation adjustments and reconciling items	(26,769)	(110,799)	(91,377)	130,835
Total segment realized net investment income	$22,921	$11,107	$15,098	$24,878
(1)	Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Condensed Consolidated Statements of Operations.

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income (loss) before taxes	$319,777	$241,097	$509,841	$(55,316)
Adjustments:
Depreciation and amortization expense	20,974	6,319	35,074	11,861
Equity compensation expense	69,504	28,683	125,153	61,240
Management incentive plan(1)	4,630	—	4,630	—
Acquisition and merger-related expense	9,631	3,188	18,221	6,325
Deferred placement fees	1,030	10,320	1,327	15,735
OMG expense, net	71,779	52,890	135,175	111,762
Other (income) expense, net	8	—	(465)	—
Net (income) expense of non-controlling interests in consolidated subsidiaries	(4,035)	(3,750)	(3,346)	16,747
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(5,073)	(85,188)	(54,959)	81,190
Total performance (income) loss—unrealized	(741,426)	(257,303)	(966,380)	130,354
Total performance related compensation—unrealized	566,012	200,064	726,349	(85,828)
Total investment (income) loss—unrealized	(34,299)	(27,683)	(52,517)	72,950
Realized income	278,512	168,637	478,103	367,020
Total performance income—realized	(127,667)	(44,625)	(204,648)	(196,395)
Total performance related compensation—realized	90,482	37,044	151,578	155,037
Total investment income—realized	(22,921)	(11,107)	(15,098)	(24,878)
Fee related earnings	$218,406	$149,949	$409,935	$300,784
(1)	Represents a performance-based incentive arrangement that was established in connection with the Landmark Acquisition and is presented in compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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

Investments in Non-Consolidated Variable Interest Entities

The Company holds interests in certain VIEs that are not consolidated as the Company is not the primary beneficiary. The Company’s interest in such entities generally is in the form of direct equity interests, fixed fee arrangements or both. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities. Investments in the non-consolidated VIEs are carried at fair value.

The Company’s interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of June 30,	As of December 31,
	2021	2020
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$274,629	$224,203
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	388,140	391,963
Assets of consolidated VIEs	11,724,508	11,580,003
Liabilities of consolidated VIEs	10,837,725	10,716,438
(1)	As of June 30, 2021 and December 31, 2020, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $101.7 million and $107.7 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$17,872	$85,186	$45,688	$(81,220)

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of June 30, 2021
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$582,906	$—	$—	$582,906
Investments (includes $2,207,763 of accrued carried interest)	3,314,466	—	(398,240)	2,916,226
Due from affiliates	393,221	—	(22,591)	370,630
Other assets	1,868,450	—	—	1,868,450
Right-of-use operating lease assets	166,889	—	—	166,889
Assets of Consolidated Funds
Cash and cash equivalents	—	848,875	—	848,875
U.S. Treasury securities, at fair value	—	1,000,057	—	1,000,057
Investments, at fair value	—	10,587,948	4,698	10,592,646
Due from affiliates	—	14,063	(9,715)	4,348
Receivable for securities sold	—	252,487	—	252,487
Other assets	—	36,073	—	36,073
Total assets	$6,325,932	$12,739,503	$(425,848)	$18,639,587
Liabilities
Accounts payable, accrued expenses and other liabilities	$150,253	$—	$(9,715)	$140,538
Accrued compensation	202,814	—	—	202,814
Due to affiliates	98,444	—	—	98,444
Performance related compensation payable	1,608,141	—	—	1,608,141
Debt obligations	1,088,050	—	—	1,088,050
Operating lease liabilities	198,289	—	—	198,289
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	116,606	(19,789)	96,817
Due to affiliates	—	17,894	(17,894)	—
Payable for securities purchased	—	1,329,530	—	1,329,530
CLO loan obligations, at fair value	—	9,341,904	(45,319)	9,296,585
Fund borrowings	—	122,409	—	122,409
Total liabilities	3,345,991	10,928,343	(92,717)	14,181,617
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	916,824	—	916,824
Redeemable interest in Ares Operating Group entities	100,031	—	—	100,031
Non-controlling interest in Consolidated Funds	—	894,336	(333,131)	561,205
Non-controlling interest in Ares Operating Group entities	1,257,628	—	—	1,257,628
Stockholders’ Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (no shares issued and outstanding)	—	—	—	—
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (163,051,788 shares issued and outstanding)	1,631	—	—	1,631
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,583,307 shares issued and outstanding)	1,176	—	—	1,176
Additional paid-in-capital	1,750,144	—	—	1,750,144
Retained earnings	(131,400)	—	—	(131,400)
Accumulated other comprehensive loss, net of tax	696	—	—	696
Total stockholders’ equity	1,622,282	—	—	1,622,282
Total equity	2,879,910	894,336	(333,131)	3,441,115
Total liabilities, redeemable interest, non-controlling interests and equity	$6,325,932	$12,739,503	$(425,848)	$18,639,587

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2020
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$539,812	$—	$—	$539,812
Investments (includes $1,145,853 of accrued carried interest)	2,064,517	—	(381,758)	1,682,759
Due from affiliates	426,021	—	(20,134)	405,887
Other assets	812,630	—	(211)	812,419
Right-of-use operating lease assets	154,742	—	—	154,742
Assets of Consolidated Funds
Cash and cash equivalents	—	522,377	—	522,377
Investments, at fair value	—	10,873,522	3,575	10,877,097
Due from affiliates	—	27,377	(10,205)	17,172
Receivable for securities sold	—	121,225	—	121,225
Other assets	—	35,502	—	35,502
Total assets	$3,997,722	$11,580,003	$(408,733)	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$125,494	$—	$(10,205)	$115,289
Accrued compensation	103,010	—	—	103,010
Due to affiliates	100,186	—	—	100,186
Performance related compensation payable	813,378	—	—	813,378
Debt obligations	642,998	—	—	642,998
Operating lease liabilities	180,236	—	—	180,236
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	46,824	—	46,824
Due to affiliates	—	16,770	(16,770)	—
Payable for securities purchased	—	514,946	—	514,946
CLO loan obligations	—	10,015,989	(57,913)	9,958,076
Fund borrowings	—	121,909	—	121,909
Total liabilities	1,965,302	10,716,438	(84,888)	12,596,852
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	100,366	—	—	100,366
Non-controlling interest in Consolidated Funds	—	863,565	(323,845)	539,720
Non-controlling interest in Ares Operating Group entities	738,369	—	—	738,369
Stockholders’ Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (147,182,562 shares issued and outstanding)	1,472	—	—	1,472
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (112,447,618 share issued and outstanding)	1,124	—	—	1,124
Additional paid-in-capital	1,043,669	—	—	1,043,669
Retained earnings	(151,824)	—	—	(151,824)
Accumulated other comprehensive income, net of tax	483	—	—	483
Total stockholders’ equity	1,193,685	—	—	1,193,685
Total equity	1,932,054	863,565	(323,845)	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$3,997,722	$11,580,003	$(408,733)	$15,168,992

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2021
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Revenues
Management fees	$377,945	$—	$(10,659)	$367,286
Carried interest allocation	852,521	—	—	852,521
Incentive fees	15,907	—	(3)	15,904
Principal investment income	50,634	—	(3,507)	47,127
Administrative, transaction and other fees	16,729	—	(4,748)	11,981
Total revenues	1,313,736	—	(18,917)	1,294,819
Expenses
Compensation and benefits	269,689	—	—	269,689
Performance related compensation	656,381	—	—	656,381
General, administrative and other expense	83,362	—	—	83,362
Expenses of the Consolidated Funds	—	26,011	(10,711)	15,300
Total expenses	1,009,432	26,011	(10,711)	1,024,732
Other income (expense)
Net realized and unrealized gains on investments	13,961	—	(8,984)	4,977
Interest and dividend income	5,130	—	(648)	4,482
Interest expense	(6,907)	—	—	(6,907)
Other expense, net	(1,784)	—	(35)	(1,819)
Net realized and unrealized losses on investments of the Consolidated Funds	—	(16,622)	10,675	(5,947)
Interest and other income of the Consolidated Funds	—	113,843	35	113,878
Interest expense of the Consolidated Funds	—	(62,629)	3,655	(58,974)
Total other income	10,400	34,592	4,698	49,690
Income before taxes	314,704	8,581	(3,508)	319,777
Income tax expense	48,412	46	—	48,458
Net income	266,292	8,535	(3,508)	271,319
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	8,535	(3,508)	5,027
Net income attributable to Ares Operating Group entities	266,292	—	—	266,292
Less: Net income attributable to redeemable interest in Ares Operating Group entities	337	—	—	337
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	124,311	—	—	124,311
Net income attributable to Ares Management Corporation	141,644	—	—	141,644
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$124,980	$—	$—	$124,980

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2020
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Revenues
Management fees	$278,247	$—	$(11,380)	$266,867
Carried interest allocation	303,278	—	—	303,278
Incentive fees	306	—	25	331
Principal investment income	32,957	—	(9,312)	23,645
Administrative, transaction and other fees	13,121	—	(4,484)	8,637
Total revenues	627,909	—	(25,151)	602,758
Expenses
Compensation and benefits	185,131	—	—	185,131
Performance related compensation	237,108	—	—	237,108
General, administrative and other expense	58,084	—	—	58,084
Expenses of the Consolidated Funds	—	14,601	(11,357)	3,244
Total expenses	480,323	14,601	(11,357)	483,567
Other income (expense)
Net realized and unrealized gains on investments	8,032	—	(7,742)	290
Interest and dividend income	3,898	—	(1,920)	1,978
Interest expense	(6,082)	—	—	(6,082)
Other income, net	2,475	—	(294)	2,181
Net realized and unrealized gains on investments of the Consolidated Funds	—	71,497	12,025	83,522
Interest and other income of the Consolidated Funds	—	116,314	—	116,314
Interest expense of the Consolidated Funds	—	(78,417)	2,120	(76,297)
Total other income	8,323	109,394	4,189	121,906
Income before taxes	155,909	94,793	(9,605)	241,097
Income tax expense	24,419	2	—	24,421
Net income	131,490	94,791	(9,605)	216,676
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	94,791	(9,605)	85,186
Net income attributable to Ares Operating Group entities	131,490	—	—	131,490
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	75,119	—	—	75,119
Net income attributable to Ares Management Corporation	56,371	—	—	56,371
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$50,946	$—	$—	$50,946

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2021
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Revenues
Management fees	$709,924	$—	$(22,365)	$687,559
Carried interest allocation	1,150,056	—	—	1,150,056
Incentive fees	20,252	—	(1,528)	18,724
Principal investment income	75,729	—	(3,502)	72,227
Administrative, transaction and other fees	33,534	—	(8,893)	24,641
Total revenues	1,989,495	—	(36,288)	1,953,207
Expenses
Compensation and benefits	501,539	—	—	501,539
Performance related compensation	877,813	—	—	877,813
General, administrative and other expense	151,018	—	—	151,018
Expenses of the Consolidated Funds	—	43,447	(23,976)	19,471
Total expenses	1,530,370	43,447	(23,976)	1,549,841
Other income (expense)
Net realized and unrealized gains on investments	7,843	—	2,567	10,410
Interest and dividend income	6,993	—	(1,551)	5,442
Interest expense	(13,602)	—	—	(13,602)
Other expense, net	(5,477)	—	(491)	(5,968)
Net realized and unrealized gains on investments of the Consolidated Funds	—	9,846	629	10,475
Interest and other income of the Consolidated Funds	—	229,226	491	229,717
Interest expense of the Consolidated Funds	—	(137,164)	7,165	(129,999)
Total other income (expense)	(4,243)	101,908	8,810	106,475
Income before taxes	454,882	58,461	(3,502)	509,841
Income tax expense	74,138	74	—	74,212
Net income	380,744	58,387	(3,502)	435,629
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	58,387	(3,502)	54,885
Net income attributable to Ares Operating Group entities	380,744	—	—	380,744
Less: Net income attributable to redeemable interest in Ares Operating Group entities	369	—	—	369
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	180,353	—	—	180,353
Net income attributable to Ares Management Corporation	200,022	—	—	200,022
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$177,933	$—	$—	$177,933

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2020
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Revenues
Management fees	$552,598	$—	$(21,882)	$530,716
Carried interest allocation	72,402	—	—	72,402
Incentive fees	(2,988)	—	70	(2,918)
Principal investment loss	(43,031)	—	39,953	(3,078)
Administrative, transaction and other fees	26,846	—	(7,801)	19,045
Total revenues	605,827	—	10,340	616,167
Expenses
Compensation and benefits	365,215	—	—	365,215
Performance related compensation	69,209	—	—	69,209
General, administrative and other expense	120,415	—	—	120,415
Expenses of the Consolidated Funds	—	32,500	(21,813)	10,687
Total expenses	554,839	32,500	(21,813)	565,526
Other income (expense)
Net realized and unrealized losses on investments	(27,663)	—	19,919	(7,744)
Interest and dividend income	6,500	—	(2,732)	3,768
Interest expense	(11,388)	—	—	(11,388)
Other income, net	7,437	—	208	7,645
Net realized and unrealized losses on investments of the Consolidated Funds	—	(158,676)	(12,563)	(171,239)
Interest and other income of the Consolidated Funds	—	229,539	—	229,539
Interest expense of the Consolidated Funds	—	(159,714)	3,176	(156,538)
Total other expense	(25,114)	(88,851)	8,008	(105,957)
Income (loss) before taxes	25,874	(121,351)	40,161	(55,316)
Income tax expense	3,775	30	—	3,805
Net income (loss)	22,099	(121,381)	40,161	(59,121)
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(121,381)	40,161	(81,220)
Net income attributable to Ares Operating Group entities	22,099	—	—	22,099
Less: Net loss attributable to non-controlling interests in in Ares Operating Group entities	(3,236)	—	—	(3,236)
Net income attributable to Ares Management Corporation	25,335	—	—	25,335
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Net income attributable to Ares Management Corporation Class A common stockholders	$14,485	$—	$—	$14,485

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2021
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$380,744	$58,387	$(3,502)	$435,629
Adjustments to reconcile net income to net cash provided by operating activities	6,925	—	16,482	23,407
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,818,767)	6,994	(1,811,773)
Cash flows due to changes in operating assets and liabilities	(133,573)	—	2,737	(130,836)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	—	757,955	(343,425)	414,530
Net cash provided by (used in) operating activities	254,096	(1,002,425)	(320,714)	(1,069,043)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(7,952)	—	—	(7,952)
Acquisitions, net of cash acquired	(778,144)	—	—	(778,144)
Net cash used in investing activities	(786,096)	—	—	(786,096)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	827,430	—	—	827,430
Proceeds from Credit Facility	318,000	—	—	318,000
Proceeds from subordinated notes	450,000	—	—	450,000
Repayments of Credit Facility	(318,000)	—	—	(318,000)
Dividends and distributions	(288,178)	—	—	(288,178)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—	—	(310,000)
Stock option exercises	14,027	—	—	14,027
Taxes paid related to net share settlement of equity awards	(100,838)	—	—	(100,838)
Other financing activities	(10,415)	—	—	(10,415)
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	984,954	(22,125)	962,829
Distributions to non-controlling interests in Consolidated Funds	—	(88,630)	16,341	(72,289)
Borrowings under loan obligations by Consolidated Funds	—	492,887	—	492,887
Repayments under loan obligations by Consolidated Funds	—	(59,731)	—	(59,731)
Net cash provided by financing activities	571,176	1,329,480	(5,784)	1,894,872
Effect of exchange rate changes	3,918	(557)	—	3,361
Net change in cash and cash equivalents	43,094	326,498	(326,498)	43,094
Cash and cash equivalents, beginning of period	539,812	522,377	(522,377)	539,812
Cash and cash equivalents, end of period	$582,906	$848,875	$(848,875)	$582,906
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units in connection with acquisitions	$299,640	$—	$—	$299,640

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2020
	Consolidated
	Company	Consolidated
	Entities	Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,099	$(121,381)	$40,161	$(59,121)
Adjustments to reconcile net income to net cash provided by operating activities	197,873	—	(69,037)	128,836
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(510,528)	13,655	(496,873)
Cash flows due to changes in operating assets and liabilities	111,099	—	3,875	114,974
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	(190,501)	351,846	161,345
Net cash provided by (used in) operating activities	331,071	(822,410)	340,500	(150,839)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,080)	—	—	(8,080)
Cash paid for asset acquisition	(35,844)	—	—	(35,844)
Net cash used in investing activities	(43,924)	—	—	(43,924)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	383,154	—	—	383,154
Proceeds from Credit Facility	790,000	—	—	790,000
Proceeds from Senior Notes	399,084	—	—	399,084
Repayments of Credit Facility	(860,000)	—	—	(860,000)
Dividends and distributions	(224,407)	—	—	(224,407)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Stock option exercises	67,441	—	—	67,441
Taxes paid related to net share settlement of equity awards	(74,335)	—	—	(74,335)
Other financing activities	(1,889)	—	—	(1,889)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	138,700	(15,005)	123,695
Distributions to non-controlling interests in Consolidated Funds	—	(172,755)	22,426	(150,329)
Borrowings under loan obligations by Consolidated Funds	—	608,355	—	608,355
Repayments under loan obligations by Consolidated Funds	—	(87,689)	—	(87,689)
Net cash provided by financing activities	468,198	486,611	7,421	962,230
Effect of exchange rate changes	(3,689)	(12,122)	—	(15,811)
Net change in cash and cash equivalents	751,656	(347,921)	347,921	751,656
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$890,040	$258,400	$(258,400)	$890,040

Ares Management Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share Data and As Otherwise Noted)

17.    SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2021 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:

On July 1, 2021, a subsidiary of the Company completed the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business (“Black Creek”), a leading real estate investment management firm. Black Creek operates in core and core-plus real estate strategies across two non-traded Real Estate Investment Trusts and various institutional fund vehicles.

In July 2021, the Company’s board of directors declared a quarterly dividend of $0.47 per share of Class A and non-voting common stock payable on September 30, 2021 to common stockholders of record at the close of business on September 16, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ares Management Corporation is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment entities, CLOs and special purpose acquisition companies that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional terms used by the Company are defined in the Glossary and throughout the Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q.

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

Trends Affecting Our Business

We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of June 30, 2021, approximately 90% of our management fees were derived from permanent capital vehicles, CLOs and closed end funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

Performance across global capital markets continued its recovery during the quarter. Concerns over inflationary pressures and the spread of the COVID-19 Delta variant were mitigated by improving global growth trends as ongoing easing of pandemic-related restrictions continued to power the economic recovery.

U.S. high yield bond spreads tightened into quarter end as growing confidence that inflation will prove transitory and expectations of further spread tightening, declining default rates and moderating primary market activity provided a supportive tailwind in the asset class. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, returned 2.8% in the second quarter of 2021 and 3.7% in the year-to-date period. Meanwhile, U.S. leveraged loans resumed its rally amid investor appetite for risk assets, ongoing retail inflows and record CLO origination. On the back of rate volatility, robust demand for lower quality, lower duration assets continued to provide a supportive technical backdrop in the asset class. Specifically, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned 1.4% in the quarter and 3.5% in the year-to-date period.

European high yield and leveraged loan markets rallied alongside its U.S. counterparts as investors were buoyed by improving macroeconomic data, accelerating vaccine programs and the European Central Bank’s accommodative stance. The ICEBAML European Currency High Yield Index returned 1.5% in the second quarter of 2021 and 3.0% in the year-to-date period, while the Credit Suisse Western European Leveraged Loan Index returned 1.2% in the quarter and 2.9% in the year-to- date period.

Global equity markets also continued to recover through the second quarter of 2021. The S&P 500 Index and the MSCI All Country World ex USA Index had positive returns of 8.5% and 5.5%, respectively, for the quarter. For the year-to- date period, the S&P 500 returned 15.2% and the MSCI All Country World ex USA Index returned 9.2%. Private equity market activity remained robust and accelerated through the quarter as a result of market tailwinds triggered by recent monetary and fiscal actions as well as strong fundraising. Demand for buyouts continues to be high, spurred in part by high levels of private equity dry powder and an increasing number of new funds entering the market. As interest rates remain low and debt widely available, average valuations remain elevated. The outlook for earnings looks strong as the global economy emerges from the pandemic and current valuation levels are creating attractive opportunities to monetize mature investments either through partial or full realizations via public and private markets. The trend is consistent with the secondaries markets, which continue to be active across the private equity, real estate and infrastructure strategies during the quarter and have rebounded from the reduced volume in 2020.

With the European and U.S. economies continuing to recover over the quarter, real estate values have continued to increase following declines caused by the onset of the global pandemic. Certain property types are recovering at an accelerated rate, led by the industrial subsector. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices returned 8.3% and 11.2%, respectively, for the quarter and returned 7.3% and 19.6%, respectively, for the year-to-date period.

Recent Transactions

On July 1, 2021, Ares completed the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business (“Black Creek”), a leading real estate investment management firm. Black Creek had $13.7 billion of AUM as of June 30, 2021 in core and core-plus real estate strategies across two non-traded Real Estate Investment Trusts and various institutional fund vehicles.

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

The tables below present rollforwards of our total AUM by segment:

	Credit	Private Equity	Real Estate	Secondary	Strategic
($ in millions)	Group	Group	Group	Solutions Group	Initiatives	Total AUM
Balance at 3/31/2021	$151,116	$29,019	$17,129	$—	$9,894	$207,158
Acquisitions	—	—	—	19,513	—	19,513
Net new par/equity commitments	11,430	340	1,938	100	480	14,288
Net new debt commitments	5,420	—	525	—	29	5,974
Capital reductions	(1,565)	(2)	—	—	—	(1,567)
Distributions	(820)	(1,395)	(492)	(125)	(250)	(3,082)
Redemptions	(438)	—	(7)	—	—	(445)
Change in fund value	2,444	2,770	632	(12)	213	6,047
Balance at 6/30/2021	$167,587	$30,732	$19,725	$19,476	$10,366	$247,886
Average AUM(1)	$159,353	$29,876	$18,428	$19,496	$10,131	$237,284

	Credit	Private Equity	Real Estate	Secondary	Strategic
	Group	Group	Group	Solutions Group	Initiatives	Total AUM
Balance at 3/31/2020	$112,512	$22,015	$14,112	$—	$—	$148,639
Net new par/equity commitments	2,108	4,753	404	—	—	7,265
Net new debt commitments	1,784	—	38	—	—	1,822
Capital reductions	(97)	(90)	(36)	—	—	(223)
Distributions	(706)	(388)	(190)	—	—	(1,284)
Redemptions	(825)	—	—	—	—	(825)
Change in fund value	2,637	312	67	—	—	3,016
Balance at 6/30/2020	$117,413	$26,602	$14,395	$—	—	$158,410
Average AUM(1)	$114,964	$24,309	$14,255	$—	$—	$153,528
(1)	Represents a two-point average of quarter-end balances for each period; except for Secondary Solutions, which represents the average calculated using AUM on the date of the Landmark Acquisition and June 30, 2021.

	Credit	Private Equity	Real Estate	Secondary	Strategic
	Group	Group	Group	Solutions Group	Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$27,439	$14,808	$—	$9,261	$196,980
Acquisitions	—	—	—	19,513	—	19,513
Net new par/equity commitments	15,948	319	2,669	100	1,180	20,216
Net new debt commitments	7,963	—	2,405	—	29	10,397
Capital reductions	(2,110)	(5)	(232)	—	—	(2,347)
Distributions	(1,560)	(2,030)	(664)	(125)	(380)	(4,759)
Redemptions	(975)	—	(7)	—	—	(982)
Change in fund value	2,849	5,009	746	(12)	276	8,868
Balance at 6/30/2021	$167,587	$30,732	$19,725	$19,476	$10,366	$247,886
Average AUM(1)	$154,726	$29,063	$17,220	$19,496	$9,841	$230,346

	Credit	Private Equity	Real Estate	Secondary	Strategic
	Group	Group	Group	Solutions Group	Initiatives	Total AUM
Balance at 12/31/2019	$110,543	$25,166	$13,207	$—	$—	$148,916
Acquisitions	2,693	—	—	—	—	2,693
Net new par/equity commitments	4,145	5,117	1,966	—	—	11,228
Net new debt commitments	4,003	—	263	—	—	4,266
Capital reductions	(144)	(115)	(36)	—	—	(295)
Distributions	(1,338)	(2,226)	(833)	—	—	(4,397)
Redemptions	(1,289)	—	—	—	—	(1,289)
Change in fund value	(1,200)	(1,340)	(172)	—	—	(2,712)
Balance at 6/30/2020	$117,413	$26,602	$14,395	$—	$—	$158,410
Average AUM(1)	$113,488	$24,595	$13,904	$—	$—	$151,987

(1)	Represents a three-point average of quarter-end balances for each period, except for Secondary Solutions, which represents the average calculated using AUM on the date of the Landmark Acquisition and June 30, 2021.

The components of our AUM are presented below as of ($ in billions):

(1)	Includes $8.5 billion and $8.4 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2021 and 2020, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented

Fee Paying Assets Under Management

FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment:

	Credit	Private Equity	Real Estate	Secondary	Strategic
($ in millions)	Group	Group	Group	Solutions Group	Initiatives	Total
Balance at 3/31/2021	$91,615	$18,527	$10,820	$—	$6,626	$127,588
Acquisitions	—	—	—	16,839	—	16,839
Commitments(1)	2,255	340	1,067	100	(68)	3,694
Subscriptions/deployment/increase in leverage	6,542	674	387	2	585	8,190
Capital reductions	(448)	—	—	—	(179)	(627)
Distributions	(990)	(615)	(388)	—	(421)	(2,414)
Redemptions	(353)	—	(7)	—	—	(360)
Change in fund value	967	1	70	(2)	78	1,114
Change in fee basis	—	(195)	(132)	(12)	—	(339)
Balance at 6/30/2021	$99,588	$18,732	$11,817	$16,927	$6,621	$153,685
Average FPAUM(2)	$95,602	$18,630	$11,320	$16,883	$6,624	$149,059

	Credit	Private Equity	Real Estate	Secondary	Strategic
	Group	Group	Group	Solutions Group	Initiatives	Total
Balance at 3/31/2020	$75,760	$17,020	$9,215	$—	$—	$101,995
Commitments	1,280	—	131	—	—	1,411
Subscriptions/deployment/increase in leverage	2,974	669	51	—	—	3,694
Capital reductions	(870)	—	(37)	—	—	(907)
Distributions	(1,147)	(216)	(82)	—	—	(1,445)
Redemptions	(843)	—	—	—	—	(843)
Change in fund value	1,630	—	53	—	—	1,683
Change in fee basis	(40)	—	—	—	—	(40)
Balance at 6/30/2020	$78,744	$17,473	$9,331	$—	$—	$105,548
Average FPAUM(2)	$77,254	$17,247	$9,274	$—	$—	$103,775
(1)	Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.
(2)	Represents a two-point average of quarter-end balances for each period; except for Secondary Solutions, which represents the average calculated using FPAUM on the date of the Landmark Acquisition and June 30, 2021.

	Credit	Private	Real Estate	Secondary	Strategic
	Group	Equity Group	Group	Solutions Group	Initiatives	Total
Balance at 12/31/2020	$88,017	$21,172	$10,252	$—	$6,596	$126,037
Acquisitions	—	—	—	16,839	—	16,839
Commitments(1)	3,842	419	1,562	100	(298)	5,625
Subscriptions/deployment/increase in leverage	11,082	1,266	724	2	1,123	14,197
Capital reductions	(1,284)	—	(32)	—	(180)	(1,496)
Distributions	(2,314)	(1,192)	(528)	—	(677)	(4,711)
Redemptions	(1,002)	—	(7)	—	—	(1,009)
Change in fund value	1,247	—	(22)	(2)	57	1,280
Change in fee basis	—	(2,933)	(132)	(12)	—	(3,077)
Balance at 6/30/2021	$99,588	$18,732	$11,817	$16,927	$6,621	$153,685
Average FPAUM(2)	$93,073	$19,477	$10,963	$16,883	$6,614	$147,010

	Credit	Private Equity	Real Estate	Secondary	Strategic
	Group	Group	Group	Solutions Group	Initiatives	Total
Balance at 12/31/2019	$71,880	$17,040	$7,963	$—	$—	$96,883
Acquisitions	2,596	—	—	—	—	2,596
Commitments	2,520	—	1,498	—	—	4,018
Subscriptions/deployment/increase in leverage	7,539	1,021	529	—	—	9,089
Capital reductions	(970)	—	(47)	—	—	(1,017)
Distributions	(2,178)	(584)	(307)	—	—	(3,069)
Redemptions	(1,324)	—	—	—	—	(1,324)
Change in fund value	(1,279)	(5)	6	—	—	(1,278)
Change in fee basis	(40)	1	(311)	—	—	(350)
Balance at 6/30/2020	$78,744	$17,473	$9,331	$—	$—	$105,548
Average FPAUM(2)	$75,461	$17,178	$8,836	$—	$—	$101,475
(1)	Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.
(2)	Represents a three-point average of quarter-end balances for each period, except for Secondary Solutions, which represents the average calculated using FPAUM on the date of the Landmark Acquisition and June 30, 2021.

The charts below present FPAUM by its fee basis ($ in billions):

(1)	Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)	Includes $27.9 billion and $19.2 billion from funds that primarily invest in illiquid strategies as of June 30, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Incentive Eligible Assets Under Management, Incentive Generating Assets Under Management and Available Capital

IEAUM generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds from which we are entitled to receive performance income, excluding capital committed by us and our professionals (from which we do not earn performance income). With respect to ARCC’s AUM, only ARCC Part II Fees may be generated from IEAUM.

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

The charts below present our IEAUM and IGAUM by segment ($ in billions):

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Available Capital
$76.0
$4.2
$7.7
$6.9
$7.0
$50.2
$39.2
$6.2
$8.7
$24.3
6/30/2021
6/30/2020
AUM Not Yet Paying Fees
$47.1
$2.2
$1.0
$2.5
$2.5
$38.9
$27.8
$2.4
$6.4
$19.0
6/30/2021
6/30/2020
Credit
Private Equity
Real Estate
Secondary Solutions
Strategic Initiatives

As of June 30, 2021, AUM not yet paying fees of $47.1 billion could generate approximately $451.7 million in potential incremental annual management fees, of which $400.9 million relates to $42.6 billion of AUM that is available for future deployment. As of June 30, 2020, AUM not yet paying fees of $27.8 billion could have generated approximately $278.9 million in potential incremental annual management fees, of which $253.0 million relates to $25.0 billion of AUM that was available for future deployment.

Management Fees Fund Duration

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended June 30, 2021 and 2020, 76% and 77%, respectively, of our segment management fees were attributable to funds with three or more years in duration. The charts below present the composition of our segment management fees by the initial fund duration:

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

We do not present fund performance metrics for significant funds with less than two years of investment performance from the date of the fund’s first investment, except for those significant funds that pay management fees on invested capital, in which case investment performance will be presented on the earlier of (i) the one-year anniversary of the fund’s first investment or (ii) such time that the fund has invested at least 50% of its capital.

To further facilitate an understanding of the impact a significant fund may have on our results, we present our drawdown funds as either harvesting investments or deploying capital to indicate the fund’s stage in its life cycle. A fund harvesting investments is generally not seeking to deploy capital into new investment opportunities, while a fund deploying capital is generally seeking new investment opportunities.

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

Consolidated Funds represented approximately 6% of our AUM as of June 30, 2021, 3% of our management fees and less than 1% of our carried interest and incentive fees for the six months ended June 30, 2021. As of June 30, 2021, we consolidated 21 CLOs, nine private funds and one SPAC, and as of June 30, 2020, we consolidated 21 CLOs and seven private funds.

The activity of the Consolidated Funds is reflected within the condensed consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these are eliminated upon consolidation.

The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds in our condensed consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by AAC that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions.

We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2021, we deconsolidated one CLO as a result of significant change in ownership and during the six months ended June 30, 2020, we deconsolidated one entity as a result of liquidation/dissolution.

The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.

For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 16. Consolidation” to our condensed consolidated financial statements included herein.

Results of Operations

Consolidated Results of Operations

We consolidate funds and entities where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ or investor rights, and the creation and termination of funds and entities. The consolidation of these funds and entities had no effect on net income attributable to us for the periods presented. As such, we separate the analysis of the Consolidated Funds and evaluate that activity in total. The following table and discussion sets forth information regarding our consolidated results of operations:

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Management fees	$367,286	$266,867	$100,419	38%	$687,559	$530,716	$156,843	30%
Carried interest allocation	852,521	303,278	549,243	181	1,150,056	72,402	1,077,654	NM
Incentive fees	15,904	331	15,573	NM	18,724	(2,918)	21,642	NM
Principal investment income (loss)	47,127	23,645	23,482	99	72,227	(3,078)	75,305	NM
Administrative, transaction and other fees	11,981	8,637	3,344	39	24,641	19,045	5,596	29
Total revenues	1,294,819	602,758	692,061	115	1,953,207	616,167	1,337,040	217
Expenses
Compensation and benefits	269,689	185,131	(84,558)	(46)	501,539	365,215	(136,324)	(37)
Performance related compensation	656,381	237,108	(419,273)	(177)	877,813	69,209	(808,604)	NM
General, administrative and other expenses	83,362	58,084	(25,278)	(44)	151,018	120,415	(30,603)	(25)
Expenses of Consolidated Funds	15,300	3,244	(12,056)	NM	19,471	10,687	(8,784)	(82)
Total expenses	1,024,732	483,567	(541,165)	(112)	1,549,841	565,526	(984,315)	(174)
Other income (expense)
Net realized and unrealized gains (losses) on investments	4,977	290	4,687	NM	10,410	(7,744)	18,154	NM
Interest and dividend income	4,482	1,978	2,504	127	5,442	3,768	1,674	44
Interest expense	(6,907)	(6,082)	(825)	(14)	(13,602)	(11,388)	(2,214)	(19)
Other income (expense), net	(1,819)	2,181	(4,000)	NM	(5,968)	7,645	(13,613)	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(5,947)	83,522	(89,469)	NM	10,475	(171,239)	181,714	NM
Interest and other income of Consolidated Funds	113,878	116,314	(2,436)	(2)	229,717	229,539	178	NM
Interest expense of Consolidated Funds	(58,974)	(76,297)	17,323	23	(129,999)	(156,538)	26,539	17
Total other income (expense)	49,690	121,906	(72,216)	(59)	106,475	(105,957)	212,432	NM
Income (loss) before taxes	319,777	241,097	78,680	33	509,841	(55,316)	565,157	NM
Income tax expense	48,458	24,421	(24,037)	(98)	74,212	3,805	(70,407)	NM
Net income (loss)	271,319	216,676	54,643	25	435,629	(59,121)	494,750	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	5,027	85,186	(80,159)	(94)	54,885	(81,220)	136,105	NM
Net income attributable to Ares Operating Group entities	266,292	131,490	134,802	103	380,744	22,099	358,645	NM
Less: Net income attributable to redeemable interest in Ares Operating Group entities	337	—	337	NM	369	—	369	NM
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	124,311	75,119	49,192	65	180,353	(3,236)	183,589	NM
Net income attributable to Ares Management Corporation	141,644	56,371	85,273	151	200,022	25,335	174,687	NM
Less: Series A Preferred Stock dividends paid	5,425	5,425	—	—	10,850	10,850	—	—
Less: Series A Preferred Stock redemption premium	11,239	—	(11,239)	NM	11,239	—	(11,239)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$124,980	$50,946	74,034	145	$177,933	$14,485	163,448	NM

NM - Not Meaningful

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Consolidated Results of Operations of the Company

Management Fees. Management fees increased by $100.4 million, or 38%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $156.8 million, or 30%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to the Credit Group and was driven by higher FPAUM from capital deployments in direct lending funds. Management fees for Strategic Initiatives also increased by $18.6 million and $36.1 million for the three and six month period, respectively, in connection with the acquisition of SSG (“SSG Acquisition”) that occurred in the third quarter of 2020 and by $1.9 million and $3.6 million for the three and six month period, respectively, in connection with the acquisition of F&G Reinsurance Ltd (“F&G Re”) that occurred in the fourth quarter of 2020. The Landmark Acquisition that was completed on June 2, 2021 contributed $12.9 million to the Secondary Solutions Group. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”

Carried Interest Allocation. Carried interest allocation increased by $549.2 million, or 181%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $1,077.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The activity was principally composed of the following:

	Three months		Three months
	ended June 30,		ended June 30,
($ in millions)	2021	Primary Drivers	2020	Primary Drivers
Credit funds	$114.4

Primarily from four direct lending funds and one alternative credit fund with $14.1 billion of IGAUM generating returns in excess of their hurdle rates. Ares Private Credit Solutions, L.P. (“PCS”), Ares Capital Europe IV L.P. (“ACE IV”) and Ares Capital Europe V L.P. (“ACE V”) generated carried interest allocation of $18.1 million, $29.4 million, $8.7 million respectively, that was driven by net investment income on an increasing invested capital base. Ares Capital Europe III, L.P. (“ACE III”) generated carried interest allocation of $16.4 million driven by net investment income during the period. Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $15.3 million that was driven by market appreciation of various investments.

			$42.5

Primarily from five direct lending funds with $9.4 billion of IGAUM generating returns in excess of their hurdle rates. PCS generated carried interest allocation of $24.5 million that was driven by net investment income on an increasing invested capital base and by a partial recovery of unrealized losses recorded in the first quarter of 2020 related to market volatility driven by the COVID-19 pandemic. ACE IV generated carried interest allocation of $11.8 million from net investment income on an increasing invested capital base, partially offset by net unrealized losses for the period. Three European direct lending funds also generated carried interest allocation of $4.1 million.

Private equity funds	576.0	Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) generated carried interest allocation of $72.2 million primarily driven by market appreciation of its investment in The AZEK Company (“AZEK”) following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $390.7 million from Ares Corporate Opportunities V, L.P. (“ACOF V”), $76.6 million from Ares Special Opportunities Fund, L.P. (“ASOF”) and $28.6 million from our sixth flagship corporate private equity fund.	265.0

Market appreciation of ACOF IV’s investment in AZEK following its initial public offering and Ares Corporate Opportunities Fund III, L.P.’s (“ACOF III”) investment in Floor & Decor Holdings, Inc. (“FND”) due to share price appreciation were the primary drivers for generating carried interest allocation of $179.7 million and $49.6 million, respectively. In addition, market appreciation across several investments generated carried interest allocation of $28.6 million from ASOF. The market appreciation was driven by the recovery of investment valuations from the market lows from the COVID-19 pandemic.

Real estate funds	100.6	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $13.4 million from US Real Estate Fund VIII, L.P. (“US VIII”), $16.6 million from US Real Estate Fund IX, L.P. (“US IX”), and $44.5 million from Ares European Real Estate Fund V SCSp. (“EF V”).	(4.2)

Market depreciation from multiple properties within real estate equity funds that led to the reversal of unrealized carried interest allocation primarily from Ares European Real Estate Fund IV, L.P. (“EF IV”) in the amount of $6.7 million.

Secondary solutions funds	61.4	Market appreciation of investments in a private equity secondaries fund and a real estate secondaries fund.	—	N/A
Strategic Initiatives funds	0.1	Market appreciation of investments in an Asian secured lending fund.	—	N/A
Carried interest allocation	$852.5		$303.3

	Six months		Six months
	ended June 30,		ended June 30,
($ in millions)	2021	Primary Drivers	2020	Primary Drivers
Credit funds	$200.1

Primarily from four direct lending funds and one alternative credit fund with $14.1 billion of IGAUM generating returns in excess of their hurdle rates, primarily consisting of $33.7 million from PCS, $57.3 million from ACE IV and $14.5 million from ACE V. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. ACE III generated carried interest allocation of $25.9 million primarily driven by net investment income during the period. In addition, Pathfinder generated carried interest allocation of $27.4 million that was driven by market appreciation of various investments.

			$15.0

Primarily from four direct lending funds with $8.6 billion of IGAUM generating returns in excess of their hurdle rates. PCS and ACE IV generated carried interest allocation of $6.3 million and $16.4 million, respectively, driven by net investment income on an increasing invested capital base that was partially offset by net unrealized losses on investments that primarily incurred during the first quarter of 2020 due to the market volatility driven by the COVID-19 pandemic. Two European direct lending funds also generated carried interest allocation of $3.6 million. ACE III had net unrealized losses during the period, resulting in the reversal of $8.0 million of unrealized carried interest allocation for the period.

Private equity funds	764.8	ACOF IV generated carried interest allocation of $178.0 million primarily due to market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $390.7 million from ACOF V, $119.9 million from ASOF and $47.0 million from our sixth flagship corporate private equity fund.	70.6

Market appreciation of ACOF IV’s investment in AZEK following its initial public offering generated carried interest allocation of $156.0 million. In addition, market appreciation across several investments generated carried interest allocation of $28.9 million from ASOF. Market depreciation across several investments led to the reversal of unrealized carried interest allocation of $75.1 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V“) and $27.4 million from Ares Energy Opportunities Fund, L.P. (“AEOF“). The market depreciation for investments of these funds was driven by the energy market dislocation.

Real estate funds	123.3	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $21.5 million from US VIII, $25.8 million from US IX and $47.5 million from EF V.	(13.2)

Market depreciation from multiple properties within real estate equity funds that led to the reversal of unrealized carried interest allocation primarily from US IX and EF IV in the amount of $6.8 million and $15.7 million for the period, respectively. This activity was offset by gains generated in multiple funds resulting from the sale of a pan-European logistics portfolio at a higher price than the December 31, 2019 price.

Secondary solutions funds	61.4	Market appreciation of investments in a private equity secondaries fund and a real estate secondaries fund.	—	N/A
Strategic initiatives funds	0.5	Market appreciation of investments in an Asian secured lending fund.	—	N/A
Carried interest allocation	$1,150.1		$72.4

Incentive Fees. Incentive fees increased by $15.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $21.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The activity was principally composed of the following:

	Three months		Three months
	ended June 30,		ended June 30,
($ in millions)	2021	Primary Drivers	2020	Primary Drivers
Credit funds	$15.2	Incentive fees that crystallized during the period from one alternative credit fund and from one CLO as a result of restructuring activity.	$—	N/A
Real estate funds	0.7	Incentive fees generated from ACRE.	0.3	Incentive fees generated from ACRE.
Incentive fees	$15.9		$0.3

	Six months		Six months
	ended June 30,		ended June 30,
($ in millions)	2021	Primary Drivers	2020	Primary Drivers
Credit funds	$17.3	Incentive fees that crystallized during the period from one alternative credit fund and from one CLO as a result of restructuring activity.	$(3.2)	One-time reversal of incentive fees following management’s decision to extend the measurement period after the fees were crystallized.
Real estate funds	1.4	Incentive fees generated from ACRE.	0.3	Incentive fees generated from ACRE.
Incentive fees	$18.7		$(2.9)

The global credit markets experienced a significant downturn due to the outbreak of the COVID-19 pandemic, resulting in lower incentive fee recognition for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2021.

Principal Investment Income (Loss). Principal investment income (loss) increased by $23.5 million, or 99%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and from a loss of $3.1 million for the six months ended June 30, 2020 to income of $72.2 million for the six months ended June 30, 2021. The activity for the three months ended June 30, 2021 was driven by market appreciation of several investments in ACOF IV, including its investment in AZEK, our sixth flagship corporate private equity fund, and funds within our special opportunities and infrastructure and power strategies. The activity for the six months ended June 30, 2021 was primarily driven by market appreciation of ACOF IV’s investment in AZEK, various investments in ACOF III and our sixth flagship corporate private equity fund. The COVID-19 pandemic caused extreme volatility during 2020. The global equity and credit markets experienced significant downturns in the first quarter of 2020 that were largely, but not fully, offset by a recovery in the second quarter of 2020.

Administrative, Transaction and Other Fees. Administrative, transaction and other fees increased by $3.3 million, or 39%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $5.6 million, or 29%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increases during the current year periods were primarily driven by higher transaction fees for certain funds in our Credit Group as a result of increased originations.

Compensation and Benefits. Compensation and benefits increased by $84.6 million, or 46%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $136.3 million, or 37%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by headcount growth to support the expansion of our business and other strategic initiatives and acquisitions and by higher incentive compensation and equity compensation attributable to improved operating performance and margin expansion from scaling our business. Compensation and benefits are further driven by an increase in Part I Fees compensation of $10.9 million and $11.9 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. Average headcount increased by 17% to 1,526 professionals for the second quarter of 2021 from 1,306 professionals for the same period in 2020. Headcount growth attributable to the Landmark Acquisition contributed $5.7 million in compensation and benefits to the three and six months ended June 30, 2021 and will increase ratably in future reporting periods.

Equity compensation expense increased by $40.8 million and $63.9 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily due to additional performance- based restricted units granted to certain executive officers in the first quarter of 2021 and to the approval of awards to these executive officers, as well as to certain other senior leaders, that will be granted during the first quarter of 2022, 2023 and 2024. These awards increased expense for the three and six months ended June 30, 2021 by $32.8 million and $51.5 million, respectively, of which $14.0 million related to accelerated expense from the vesting of Tranche I of the performance-based restricted units as a result of meeting the applicable performance condition of $55.00 per share. After June 30, 2021, Tranche II and Tranche III of the performance-based restricted units also met the performance condition of $60.00 and $65.00 per share, respectively, resulting in $24.2 million of accelerated expense during the third quarter of 2021. Additional expense was incurred for the three and six months ended June 30, 2021 from an increase in recurring, discretionary merit-based awards by $5.9 million and $12.5 million, respectively, and units awarded as part of the annual bonus program by $2.1 million and $4.2 million, respectively. The six months ended June 30, 2020 included $3.7 million of accelerated expense from the vesting of restricted units granted to our Chief Executive Officer as a result of achieving one of the applicable performance conditions of $35.00 per share.

For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”

Performance Related Compensation. Performance related compensation increased by $419.3 million, or 177%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $808.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and may include performance allocations to charitable organizations as part of our philanthropic initiatives.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $25.3 million, or 44%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $30.6 million, or 25%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by a net increase of $15.7 million and $25.3 million for the three and six months ended June 30, 2021, respectively, in amortization expense related to the intangible assets recorded in connection with the Landmark Acquisition during the second quarter of 2021 and the SSG Acquisition during the second half of 2020 and by higher professional service fees of $4.8 million and $3.4 million for the three and six months ended June 30, 2021, respectively, largely as a result of due diligence and legal expenses related to our recent acquisitions. Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $3.3 million and $5.3 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020.

The three and six months ended June 30, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. Through the second quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. The three months ended June 30, 2021 and 2020 each reflect the temporary cost savings associated with our modified work environment; therefore, our expense structures for these periods are comparable. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. As a result, we recognized cost savings when comparing the six months ended June 30, 2021 and 2020. Collectively, these expenses decreased by $8.3 million for the six months ended June 30, 2021, when compared to the same period in 2020. These expenses were $13.5 million lower for the six months ended June 30, 2021 when compared to the pre-pandemic period in 2019, primarily driven by $9.4 million of travel expenses and $2.6 million of marketing expenses. While there continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering, the timing of recovery is uncertain. We anticipate our results will continue to be impacted until we return to pre-pandemic working conditions. Those operating expenses that were impacted by the pandemic are expected to increase throughout the year, particularly with marketing sponsorships and events that have been postponed to future periods in 2021.

Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments increased by $4.7 million to $5.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and from a loss of $7.7 million for the six months ended June 30, 2020 to a gain of $10.4 million for the six months ended June 30, 2021. The activity for the three and six months ended June 30, 2021 was primarily attributable to unrealized gains on certain investments in Strategic Initiatives and on our U.S. CLO investments. The activity for the three months ended June 30, 2020 was primarily attributable to unrealized gains from an insurance-related investment in a private fund managed by a third party and CLO securities due to prices rebounding from the market lows that were driven by the COVID-19 pandemic, offset by unrealized losses from market depreciation of properties held by an investment vehicle in our U.S. real estate equity strategy. The activity for the six months ended June 30, 2020 was primarily attributable to losses from CLO securities driven by the COVID-19 pandemic and market depreciation of properties within funds in our U.S. real estate equity strategy.

Interest Expense. Interest expense increased by $0.8 million, or 14%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $2.2 million, or 19%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The issuance of the 2030 Senior Notes late in the second quarter of 2020 increased interest expense by $2.8 million and $6.2 million for the three and six months ended June 30, 2021. The increase was partially offset by a lower average outstanding balance of the Credit Facility in the current year period compared to the prior year period. The issuance of the 2051 Subordinated Notes on the last day of the second quarter is expected to result in additional interest expense of $4.7 million per quarter prospectively.

Other Income (Expense), Net. Other income (expense), net is principally composed of transaction gains (losses) associated with currency fluctuations impacting the revaluation of non-functional currency balances and is based on the fluctuations in currency exchange rates. The losses for the three and six months ended June 30, 2021 are primarily attributable to the British pound and Euro strengthening against the U.S. dollar and creating transaction losses and the gains for the three and six months ended June 30, 2020 are primarily attributable to the British pound and Euro weakening against the U.S. dollar and creating transaction gains.

Income Tax Expense Income tax expense increased by $24.0 million, or 98%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $70.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change in the comparative period is primarily a result of increases in taxable income and weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 53.7% and 52.1% for the three and six months ended June 30, 2020, respectively, to 59.1% and 58.1% for the three and six months ended June 30, 2021, respectively. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards, private and public offerings of Class A and non-voting common stock and the issuance of stock in connection with the SSG Acquisition that occurred after June 30, 2020. The increase in the weighted average daily ownership for the AMC common stockholders was partially offset by the issuance of AOG Units in connection with the Landmark Acquisition that increased the ownership of AOG Units not held by AMC.

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

Net income (loss) attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and to Crestline Denali Class B membership interests based on the activity of those financial interests. For the three and six months ended June 30, 2021 and 2020, net income of $2.2 million, $1.8 million, $4.3 million, and net loss of $15.3 million, respectively, was also allocated to the Crestline Denali Class B membership interests related to the gains and losses from those CLO securities held.

Net income (loss) attributable to non-controlling interests in AOG entities increased by $49.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and increased by $183.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change in the comparative period is a result of the respective changes in income before taxes and weighted average daily ownership. While income before taxes increased, the weighted average daily ownership for the non-controlling AOG unitholders decreased from 46.3% and 47.9% for the three and six months ended June 30, 2020, respectively to 40.9% and 41.9% for the three and six months ended June 30, 2021, respectively.

Consolidated Results of Operations of the Consolidated Funds

The following table presents the results of operations of the Consolidated Funds:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Expenses of the Consolidated Funds	$(15,300)	$(3,244)	$(12,056)	NM	$(19,471)	$(10,687)	$(8,784)	(82)%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(5,947)	83,522	(89,469)	NM	10,475	(171,239)	181,714	NM
Interest and other income of Consolidated Funds	113,878	116,314	(2,436)	(2)	229,717	229,539	178	NM
Interest expense of Consolidated Funds	(58,974)	(76,297)	17,323	23	(129,999)	(156,538)	26,539	17
Income (loss) before taxes	33,657	120,295	(86,638)	(72)	90,722	(108,925)	199,647	NM
Income tax expense of Consolidated Funds	(46)	(2)	(44)	NM	(74)	(30)	(44)	(147)
Net income (loss)	33,611	120,293	(86,682)	(72)	90,648	(108,955)	199,603	NM
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	18,917	25,151	(6,234)	(25)	36,288	(10,340)	46,628	NM
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation	9,667	9,956	(289)	(3)	(525)	(17,395)	16,870	97
Net income (loss) attributable to non-controlling interests in Consolidated Funds	$5,027	$85,186	(80,159)	(94)	$54,885	$(81,220)	136,105	NM

NM - Not Meaningful

The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. For the six months ended June 30, 2021, expenses were primarily driven by professional fees incurred from the issuance of a new U.S. CLO and the restructure of the European CLOs legal entities. For the six months ended June 30, 2020, expenses were primarily driven by the issuance of one European CLO. Net realized and unrealized gains fluctuated for the comparative period, primarily due to a significant change in the value of loans held by the CLOs. The CSLLI returned 1.4% and 3.5% for the second quarter and year-to-date period of 2021 when compared to a 9.7% and negative 4.8% for the second quarter and year-to-date period of 2020. The decrease in interest expense was attributable to the lower interest rates from newly issued and refinanced CLOs since the second quarter of 2020.

Revenues and other income (expense) attributable to AMC represents management fees, incentive fees, principal investment income and administrative, transaction and other fees that are eliminated from the respective components of AMC’s results upon consolidation. The decrease for the comparative period for other income (expense) and principal investment income and was primarily due to the price fluctuations associated with the COVID-19 pandemic previously mentioned.

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

Non-GAAP Financial Measures

We use the following non-GAAP measures to making operating decisions, assess performance and allocate resources:

●	Fee Related Earnings (“FRE”)
●	Realized Income (“RI”)

These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. The following table sets forth FRE and RI by reportable segment and OMG:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings:
Credit Group	$169,068	$115,600	$53,468	46%	$316,740	$229,857	$86,883	38%
Private Equity Group	19,876	26,852	(6,976)	(26)	43,762	53,890	(10,128)	(19)
Real Estate Group	12,070	7,497	4,573	61	23,114	17,037	6,077	36
Secondary Solutions Group	7,750	—	7,750	NM	7,750	—	7,750	NM
Strategic Initiatives	9,642	—	9,642	NM	18,569	—	18,569	NM
Operations Management Group	(71,503)	(52,992)	(18,511)	(35)	(134,566)	(110,723)	(23,843)	(22)
Fee Related Earnings	$146,903	$96,957	49,946	52	$275,369	$190,061	85,308	45
Realized Income:
Credit Group	$199,458	$119,781	$79,677	67%	$350,207	$237,172	$113,035	48%
Private Equity Group	44,850	40,714	4,136	10	74,539	101,621	(27,082)	(27)
Real Estate Group	16,390	8,142	8,248	101	28,885	28,227	658	2
Secondary Solutions Group	7,747	—	7,747	NM	7,747	—	7,747	NM
Strategic Initiatives	10,067	—	10,067	NM	16,725	—	16,725	NM
Operations Management Group	(71,565)	(53,389)	(18,176)	(34)	(134,363)	(117,627)	(16,736)	(14)
Realized Income	$206,947	$115,248	91,699	80	$343,740	$249,393	94,347	38

NM - Not Meaningful

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG:

	Three months ended March 31,		Six months ended June 30,
($ in thousands)	2021	2020	2021	2020
Income (loss) before taxes	$319,777	$241,097	$509,841	$(55,316)
Adjustments:
Depreciation and amortization expense	20,974	6,319	35,074	11,861
Equity compensation expense	69,504	28,683	125,153	61,240
Management incentive plan(1)	4,630	—	4,630	—
Acquisition and merger-related expense	9,631	3,188	18,221	6,325
Deferred placement fees	1,030	10,320	1,327	15,735
Other (income) expense, net	8	—	(465)	—
Net expense (income) of non-controlling interests in consolidated subsidiaries	(4,035)	(3,750)	(3,346)	16,747
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(5,073)	(85,188)	(54,959)	81,190
Total performance (income) loss—unrealized	(741,426)	(257,303)	(966,380)	130,354
Total performance related compensation—unrealized	566,012	200,064	726,349	(85,828)
Total net investment (income) loss—unrealized	(34,085)	(28,182)	(51,705)	67,085
Realized Income	206,947	115,248	343,740	249,393
Total performance income—realized	(127,667)	(44,625)	(204,648)	(196,395)
Total performance related compensation—realized	90,482	37,044	151,578	155,037
Total investment income—realized	(22,859)	(10,710)	(15,301)	(17,974)
Fee Related Earnings	$146,903	$96,957	$275,369	$190,061
(1)	Represents a performance-based incentive arrangement that was established in connection with the Landmark Acquisition and is presented in compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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

Results of Operations by Segment

Credit Group—Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Fee Related Earnings:

The following table presents the components of the Credit Group’s FRE:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Management fees	$260,234	$200,788	$59,446	30%	$493,111	$398,225	$94,886	24%
Other fees	6,727	4,101	2,626	64	12,696	7,159	5,537	77
Compensation and benefits	(85,916)	(76,765)	(9,151)	(12)	(166,281)	(147,690)	(18,591)	(13)
General, administrative and other expenses	(11,977)	(12,524)	547	4	(22,786)	(27,837)	5,051	18
Fee Related Earnings	$169,068	$115,600	53,468	46	$316,740	$229,857	86,883	38

Management Fees. The chart below presents Credit Group management fees and effective management fee rates:

Management fees on existing direct lending funds increased primarily from deployment of capital with Pathfinder, ACE IV, ACE V and Ares Senior Direct Lending Fund L.P. (“SDL”) collectively generating additional fees of $14.9 million and $26.0 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. Management fees from ARCC increased by $8.2 million and $10.7 million over the respective periods primarily due to an increase in the average size of ARCC’s portfolio. The remaining increases in management fees on funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased primarily due to the net addition of six CLOs from the prior year. The increase for the six months ended June 30, 2021 included $1.3 million of incremental fees associated with managing the seven collateral management contracts acquired from Crestline Denali for the full first quarter in 2021. In addition, Part I Fees increased primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in originations and in the average size of their portfolios. The launch of our second junior capital direct lending fund also contributed to the increase in management fees, generating fees of $1.8 million for the three and six months ended June 30, 2021.

The increase in effective management fee rates for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by the increase in deployment and subsequent management fees from direct lending funds that have fee rates above 1.00% and to the increase in Part I Fees contribution to the effective management fee rate.

Other Fees. Other fees increased by $2.6 million or 64% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and increased by $5.5 million or 77% for the six months ended June 30, 2021 compared to the six months ended June 30, 2021. The increases during the current year periods were primarily driven by higher transaction fees for certain funds as a result of increased originations.

Compensation and Benefits. Compensation and benefits increased by $9.2 million, or 12%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $18.6 million, or 13%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by an increase in Part I Fees compensation of $10.9 million and $11.9 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. Compensation and benefits was further driven by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business and by headcount growth and merit increases, offset by certain discretionary payments that were made during the three and six months ended June 30, 2020. Average headcount increased by 3% to 417 investment and investment support professionals for the second quarter of 2021 from 403 professionals for the same period in 2020 as we added additional investment professionals to support our growing U.S. and European direct lending platforms.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.5 million, or 4%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $5.1 million, or 18%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The three and six months ended June 30, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. Through the second quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. The three months ended June 30, 2021 and 2020 each reflect the temporary cost savings associated with our modified work environment; therefore, our expense structures for these periods are comparable. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. As a result, we recognized cost savings when comparing the six months ended June 30, 2021 and 2020. Collectively, these expenses decreased by $0.4 million and $4.7 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020.

Realized Income:

The following table presents the components of the Credit Group’s RI:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$169,068	$115,600	$53,468	46%	$316,740	$229,857	$86,883	38%
Performance income—realized	68,107	—	68,107	NM	71,923	9,016	62,907	NM
Performance related compensation—realized	(43,461)	(112)	(43,349)	NM	(46,354)	(8,011)	(38,343)	NM
Realized net performance income	24,646	(112)	24,758	NM	25,569	1,005	24,564	NM
Investment income (loss)—realized	1,240	—	1,240	NM	1,240	(843)	2,083	NM
Interest and other investment income—realized	5,969	6,629	(660)	(10)	9,638	11,204	(1,566)	(14)
Interest expense	(1,465)	(2,336)	871	37	(2,980)	(4,051)	1,071	26
Realized net investment income	5,744	4,293	1,451	34	7,898	6,310	1,588	25
Realized Income	$199,458	$119,781	79,677	67	$350,207	$237,172	113,035	48

NM - Not Meaningful

Realized net performance income for the three and six months ended June 30, 2021 and 2020 was primarily attributable to tax distributions on direct lending funds with European-style waterfalls, driven by net investment income on an increasing invested capital base of those funds. The tax distributions were made to provide cash sufficient to pay tax liabilities attributable to the funds’ taxable income that is allocated to its carry participants prior to the funds making carried interest distributions. Realized net performance income for the six months ended June 30, 2020 was partially offset by a one-time reversal of certain incentive fees that were recognized in 2019.

Realized net investment income for the three and six months ended June 30, 2021 and 2020 was primarily attributable to interest income generated from our CLO investments as well as income recognized in connection with distributions from a U.S. direct lending fund. Realized net investment income for the three and six months ended June 30, 2020 also included a term loan investment that generated interest income.

Credit Group— Carried Interest and Incentive Fees

The following table presents the accrued carried interest and incentive fees receivable, also referred to as accrued performance income, and related performance compensation for the Credit Group:

	As of June 30, 2021			As of December 31, 2020
	Accrued	Accrued	Accrued Net	Accrued	Accrued	Accrued Net
	Performance	Performance	Performance	Performance	Performance	Performance
($ in thousands)	Income	Compensation	Income	Income	Compensation	Income
Accrued Carried Interest
ACE III	$95,335	$57,201	$38,134	$77,959	$46,776	$31,183
ACE IV	123,740	76,719	47,021	93,462	57,946	35,516
ACE V	16,963	10,178	6,785	2,435	1,461	974
PCS	124,540	73,504	51,036	101,656	60,084	41,572
Other credit funds	162,484	104,886	57,598	97,803	60,437	37,366
Total accrued carried interest	523,062	322,488	200,574	373,315	226,704	146,611
Incentive fees	15,253	9,157	6,096	31,653	18,601	13,052
Total Credit Group	$538,315	$331,645	$206,670	$404,968	$245,305	$159,663

The following table presents the change in accrued carried interest during the period for the Credit Group:

		As of December 31,				As of June 30,
		2020	Activity during the period			2021
	Waterfall	Accrued Carried	Change in		Other	Accrued Carried
($ in thousands)	Type	Interest	Unrealized	Realized	Adjustments	Interest
ACE III	European	$77,959	$25,928	$(8,646)	$94	$95,335
ACE IV	European	93,462	57,262	(26,984)	—	123,740
ACE V	European	2,435	14,528	—	—	16,963
PCS	European	101,656	33,677	(11,311)	518	124,540
Other credit funds	European	97,545	68,677	(6,089)	2,093	162,226
Other credit funds	American	258	—	—	—	258
Total Credit Group		$373,315	$200,072	$(53,030)	$2,705	$523,062

Credit Group—Assets Under Management

The tables below present rollforwards of AUM for the Credit Group:

	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
($ in millions)	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 3/31/2021	$28,442	$2,927	$3,332	$13,943	$59,351	$43,121	$151,116
Net new par/equity commitments	488	224	567	565	7,534	2,052	11,430
Net new debt commitments	574	—	—	—	2,475	2,371	5,420
Capital reductions	(206)	—	—	—	(1,307)	(52)	(1,565)
Distributions	(21)	—	(3)	(97)	(398)	(301)	(820)
Redemptions	(78)	(74)	(62)	(180)	(44)	—	(438)
Change in fund value	107	75	95	262	975	930	2,444
Balance at 6/30/2021	$29,306	$3,152	$3,929	$14,493	$68,586	$48,121	$167,587
Average AUM(1)	$28,874	$3,040	$3,631	$14,218	$63,969	$45,621	$159,353

	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 3/31/2020	$24,668	$2,836	$2,225	$7,483	$49,237	$26,063	$112,512
Net new par/equity commitments	18	206	424	927	533	—	2,108
Net new debt commitments	480	—	—	—	742	562	1,784
Capital reductions	(26)	—	—	—	(54)	(17)	(97)
Distributions	(18)	—	(6)	(91)	(311)	(280)	(706)
Redemptions	(52)	(613)	(55)	(78)	(27)	—	(825)
Change in fund value	381	231	224	580	664	557	2,637
Balance at 6/30/2020	$25,451	$2,660	$2,812	$8,821	$50,784	$26,885	$117,413
Average AUM(1)	$25,060	$2,748	$2,519	$8,152	$50,011	$26,474	$114,964
(1)	Represents the quarterly average of beginning and ending balances.

	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	603	325	960	1,795	8,600	3,665	15,948
Net new debt commitments	1,296	—	—	—	4,296	2,371	7,963
Capital reductions	(264)	—	—	—	(1,758)	(88)	(2,110)
Distributions	(60)	—	(6)	(194)	(737)	(563)	(1,560)
Redemptions	(167)	(157)	(140)	(415)	(85)	(11)	(975)
Change in fund value	(69)	121	162	410	1,754	471	2,849
Balance at 6/30/2021	$29,306	$3,152	$3,929	$14,493	$68,586	$48,121	$167,587
Average AUM(1)	$28,572	$2,981	$3,405	$13,778	$61,484	$44,506	$154,726

	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Acquisitions	2,693	—	—	—	—	—	2,693
Net new par/equity commitments	120	228	430	1,857	1,414	96	4,145
Net new debt commitments	735	—	—	—	2,149	1,119	4,003
Capital reductions	(33)	—	—	—	(82)	(29)	(144)
Distributions	(33)	—	(8)	(184)	(661)	(452)	(1,338)
Redemptions	(177)	(880)	(91)	(96)	(45)	—	(1,289)
Change in fund value	(174)	(180)	(130)	(327)	(422)	33	(1,200)
Balance at 6/30/2020	$25,451	$2,660	$2,812	$8,821	$50,784	$26,885	$117,413
Average AUM(1)	$24,146	$2,996	$2,549	$7,958	$49,484	$26,355	$113,488

(1)	Represents a three-point average of quarter-end balances for each period.

The components of our AUM for the Credit Group are presented below ($ in billions):

(1)	Includes $8.5 billion and $8.4 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2021 and 2020, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group:

	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
($ in millions)	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 3/31/2021	$26,800	$2,925	$2,833	$7,044	$32,301	$19,712	$91,615
Commitments	1,028	224	264	335	404	—	2,255
Subscriptions/deployment/increase in leverage	695	—	314	685	3,408	1,440	6,542
Capital reductions	(206)	—	—	—	(29)	(213)	(448)
Distributions	(12)	—	(27)	(137)	(493)	(321)	(990)
Redemptions	(78)	(74)	(49)	(59)	(28)	(65)	(353)
Change in fund value	(16)	74	88	48	538	235	967
Balance at 6/30/2021	$28,211	$3,149	$3,423	$7,916	$36,101	$20,788	$99,588
Average FPAUM(1)	$27,506	$3,037	$3,128	$7,480	$34,201	$20,250	$95,602

	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 3/31/2020	$24,124	$2,839	$1,713	$4,171	$28,808	$14,105	$75,760
Commitments	498	206	372	144	60	—	1,280
Subscriptions/deployment/increase in leverage	—	—	41	819	1,030	1,084	2,974
Capital reductions	(26)	—	—	—	(828)	(16)	(870)
Distributions	(12)	—	(10)	(80)	(715)	(330)	(1,147)
Redemptions	(52)	(614)	(55)	(78)	(27)	(17)	(843)
Change in fund value	300	230	217	376	351	156	1,630
Change in fee basis	—	(40)	—	—	—	—	(40)
Balance at 6/30/2020	$24,832	$2,621	$2,278	$5,352	$28,679	$14,982	$78,744
Average FPAUM(1)	$24,478	$2,730	$1,996	$4,762	$28,744	$14,544	$77,254
(1)	Represents the quarterly average of beginning and ending balances.

	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	1,166	325	680	817	854	—	3,842
Subscriptions/deployment/increase in leverage	695	—	314	1,303	4,310	4,460	11,082
Capital reductions	(264)	—	(18)	—	(754)	(248)	(1,284)
Distributions	(22)	—	(34)	(240)	(1,547)	(471)	(2,314)
Redemptions	(167)	(157)	(127)	(294)	(60)	(197)	(1,002)
Change in fund value	(368)	120	151	(1)	961	384	1,247
Balance at 6/30/2021	$28,211	$3,149	$3,423	$7,916	$36,101	$20,788	$99,588
Average FPAUM(1)	$27,394	$2,978	$2,904	$7,097	$33,580	$19,120	$93,073

87
	Syndicated	High	Multi-Asset	Alternative	U.S. Direct	European Direct	Total Credit
	Loans	Yield	Credit	Credit	Lending	Lending	Group
Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Acquisitions	2,596	—	—	—	—	—	2,596
Commitments	1,299	228	378	479	136	—	2,520
Subscriptions/deployment/increase in leverage	—	—	50	1,031	3,522	2,936	7,539
Capital reductions	(51)	—	(59)	—	(829)	(31)	(970)
Distributions	(26)	—	(21)	(208)	(1,531)	(392)	(2,178)
Redemptions	(177)	(880)	(88)	(96)	(45)	(38)	(1,324)
Change in fund value	(267)	(182)	(126)	(194)	(450)	(60)	(1,279)
Balance at 6/30/2020	$24,832	$2,621	$2,278	$5,352	$28,679	$14,982	$78,744
Average FPAUM(1)	$23,471	$2,985	$2,045	$4,621	$28,454	$13,885	$75,461
(1)	Represents a three-point average of quarter-end balances for each period.

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

6/30/2021

$23.9
$39.7
$36.0

FPAUM: $99.6

6/30/2020

$21.5
$28.3
$28.9

FPAUM: $78.7

Invested capital
Market value(1)
Collateral balances (at par)

(1)	Includes $22.7 billion and $18.3 billion from funds that primarily invest in illiquid strategies as of June 30, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of June 30, 2021

ARCC contributed approximately 45% of the Credit Group’s total management fees for the six months ended June 30, 2021. In addition, seven other significant funds, ACE III, ACE IV, ACE V, Ares Secured Income Master Fund L.P. (“ASIF”), CADC, PCS and SDL, collectively contributed approximately 21% of the Credit Group’s management fees for the six months ended June 30, 2021.

The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of June 30, 2021:

			Returns(%)(1)
($ in millions)	Year of		Current Quarter		Year-To-Date		Since Inception(2)		Primary
Fund	Inception	AUM	Gross	Net	Gross	Net	Gross	Net	Investment Strategy
ARCC(3)	2004	$22,825	N/A	6.4	N/A	11.9	N/A	11.9	U.S. Direct Lending
CADC(4)	2017	1,925	N/A	2.9	N/A	4.8	N/A	6.5	U.S. Direct Lending
ASIF(5)	2018	1,830	0.7	0.5	1.9	1.6	3.2	2.5	Alternative Credit
(1)	Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.
(2)	Since inception returns are annualized.
(3)	Net returns are calculated using the fund’s NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its financial statements filed with the SEC, which are not part of this report.
(4)	Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to CADC can be found in its financial statements filed with the SEC, which are not part of this report.
(5)	Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fees and other expenses from the gross returns on a monthly basis. ASIF is a master/feeder structure and its AUM and returns include activity from its’ investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. Dollars and are for the master fund, excluding the share class hedges. The current quarter, year-to-date, and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund’s sole feeder, are as follows: 1.4% / 1.3%, 2.4% / 2.1%, 1.9% / 1.3%.

The following table presents the performance data of our significant drawdown funds as of June 30, 2021:

			Original	Capital								Primary
($ in millions)	Year of		Capital	Invested to	Realized	Unrealized		MoIC		IRR(%)		Investment
Fund	Inception	AUM	Commitments	Date	Value(1)	Value(2)	Total Value	Gross(3)	Net(4)	Gross(5)	Net(6)	Strategy
Funds Harvesting Investments
ACE III(7)	2015	$5,286	$2,822	$2,583	$810	$2,692	$3,502	1.5x	1.3x	11.8	8.5	European Direct Lending
Funds Deploying Capital
PCS	2017	4,039	3,365	2,555	893	2,341	3,234	1.3x	1.2x	13.7	9.9	U.S. Direct Lending
ACE IV Unlevered(8)	2018	10,933	2,851	2,364	196	2,443	2,639	1.2x	1.1x	9.1	6.5	European Direct Lending
ACE IV Levered(8)			4,819	3,925	452	4,185	4,637	1.2x	1.2x	13.5	9.8
SDL Unlevered	2018	5,210	922	626	110	573	683	1.1x	1.1x	9.9	7.3	U.S. Direct Lending
SDL Levered			2,045	1,388	357	1,270	1,627	1.2x	1.2x	19.2	14.1
ACE V Unlevered(9)	2020	15,702	7,026	778	1	812	813	1.1x	1.0x	N/A	N/A	European Direct Lending
ACE V Levered(9)			6,376	725	—	787	787	1.1x	1.1x	N/A	N/A
(1)	Realized value represents the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)	Unrealized value represents the fund’s NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)	The gross multiple of invested capital (“MoIC”) is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest and other expenses, as applicable, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(4)	The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)	The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Gross fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)	The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

(7)	ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 13.1% and 9.6%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.5x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)	ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 11.0% and 7.8%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE IV (G) Levered are 15.3% and 10.9%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)	ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered. The gross and net MoIC presented in the chart are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Unlevered are inclusive of a Japanese yen denominated feeder fund, which has not been presented separately. Metrics for ACE V (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.0x, respectively. The gross and net MoIC for ACE V (G) Levered are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Fee Related Earnings:

The following table presents the components of the Private Equity Group’s FRE:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Management fees	$52,097	$53,396	$(1,299)	(2)%	$101,428	$105,553	$(4,125)	(4)%
Other fees	248	30	218	NM	356	140	216	154
Compensation and benefits	(26,076)	(22,126)	(3,950)	(18)	(46,761)	(41,722)	(5,039)	(12)
General, administrative and other expenses	(6,393)	(4,448)	(1,945)	(44)	(11,261)	(10,081)	(1,180)	(12)
Fee Related Earnings	$19,876	$26,852	(6,976)	(26)	$43,762	$53,890	(10,128)	(19)

NM - Not Meaningful

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates:

($ in millions)
$105.6
$0.1
$101.4
$1.2
$28.4
$105.5
$53.4
$0.1
$52.1
$1.8
$71.8
$15.5
$53.3
$34.8
Q2 2021
Q2 2020
YTD Q2 2021
YTD Q2 2020
Effective management fee rate
1.06%
1.23%
1.06%
1.22%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2020
One-time fees

Management fees decreased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to the step down in fee rate and change in fee base from committed capital to invested capital for ACOF V in the first quarter of 2021 as a result of our sixth flagship corporate private equity fund beginning to pay fees in the fourth quarter of 2020. Fees from ACOF V decreased by $18.5 million and $36.5 million over the comparative periods, partially offset by $12.6 million and $24.8 million of fees from our sixth flagship corporate private equity fund over the same periods. Conversely, management fees from ASOF increased by $5.0 million and $10.5 million from the respective periods that was driven by increased deployment.

The decreases in effective management fee rate for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily driven by the step down in fee rate to 0.75% for ACOF V, partially offset by increased deployment in ASOF that has a higher fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. Compensation and benefits increased by $4.0 million, or 18%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $5.0 million, or 12%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The activity was primarily driven by headcount growth as we hired professionals to support our special opportunities platform and by certain annual discretionary payments. Average headcount increased by 3% to 140 investment and investment support professionals for the second quarter of 2021 from 136 professionals for the same period in 2020.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.9 million, or 44%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $1.2 million, or 12%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. In connection with our fundraising efforts, placement fees have increased by $0.9 million and $1.9 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. The increase was primarily associated with new commitments to ASOF and our sixth flagship corporate private equity fund. The increase was also driven by higher professional service fees and recruiting fees to support the expanding platform of $1.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020.

The three and six months ended June 30, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. Through the second quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. The three months ended June 30, 2021 and 2020 each reflect the temporary cost savings associated with our modified work environment; therefore, our expense structures for these periods are comparable. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. As a result, we recognized cost savings when comparing the six months ended June 30, 2021 and 2020. Collectively, these expenses decreased by $1.2 million for the six months ended June 30, 2021, when compared to the same period in 2020.

Realized Income:

The following table presents the components of the Private Equity Group’s RI:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$19,876	$26,852	$(6,976)	(26)%	$43,762	$53,890	$(10,128)	(19)%
Performance income—realized	53,945	44,318	9,627	22	125,163	160,472	(35,309)	(22)
Performance related compensation—realized	(43,197)	(36,741)	(6,456)	(18)	(100,223)	(129,665)	29,442	23
Realized net performance income	10,748	7,577	3,171	42	24,940	30,807	(5,867)	(19)
Investment income—realized	10,458	8,045	2,413	30	3,288	19,515	(16,227)	(83)
Interest and other investment income—realized	5,411	487	4,924	NM	5,855	1,299	4,556	NM
Interest expense	(1,643)	(2,247)	604	27	(3,306)	(3,890)	584	15
Realized net investment income	14,226	6,285	7,941	126	5,837	16,924	(11,087)	(66)
Realized Income	$44,850	$40,714	4,136	10	$74,539	$101,621	(27,082)	(27)

NM - Not Meaningful

Realized net performance income and realized net investment income for the three and six months ended June 30, 2021 were primarily attributable to realizations from partial sales of ACOF IV’s position in AZEK. Realized net investment income for the three and six months ended June 30, 2021 was primarily attributable to the monetization of various assets in an infrastructure and power fund and a special opportunities fund. Realized net investment income for the six months ended June 30, 2021 also included a realized loss recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company.

Realized net performance income and realized net investment income for the three and six months ended June 30, 2020 were primarily attributable to realizations from the partial sale of ACOF III’s position in FND. Realized net performance income and realized net investment income for the six months ended June 30, 2020 also included realizations from the monetization of ACOF IV’s investment in NVA following the sale of the company.

Private Equity Group—Carried Interest

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group:

	As of June 30, 2021			As of December 31, 2020
	Accrued	Accrued	Accrued Net	Accrued	Accrued	Accrued Net
	Performance	Performance	Performance	Performance	Performance	Performance
($ in thousands)	Income	Compensation	Income	Income	Compensation	Income
ACOF III	$54,072	$43,258	$10,814	$55,022	$44,018	$11,004
ACOF IV	404,769	323,815	80,954	345,748	276,598	69,150
ACOF V	390,706	312,565	78,141	—	—	—
Sixth flagship corporate private equity fund	49,641	39,712	9,929	2,624	2,099	525
ASOF	233,245	163,271	69,974	113,313	79,319	33,994
EIF V	64,966	48,562	16,404	54,086	40,429	13,657
Other funds	13,227	9,074	4,153	175	175	—
Total Private Equity Group	$1,210,626	$940,257	$270,369	$570,968	$442,638	$128,330

The following table presents the change in accrued performance income during the period for the Private Equity Group:

		As of December 31,				As of June 30,
		2020	Activity during the period			2021
	Waterfall	Accrued Carried	Change in		Other	Accrued Carried
($ in thousands)	Type	Interest	Unrealized	Realized	Adjustments	Interest
ACOF III	American	$55,022	$5,242	$(6,192)	$—	$54,072
ACOF IV	American	345,748	177,992	(118,971)	—	404,769
ACOF V	American	—	390,706	—	—	390,706
Sixth flagship corporate private equity fund	American	2,624	47,017	—	—	49,641
ASOF	European	113,313	119,932	—	—	233,245
EIF V	European	54,086	10,880	—	—	64,966
Other funds	European	—	11,982	—	7	11,989
Other funds	American	175	1,063	—	—	1,238
Total Private Equity Group		$570,968	$764,814	$(125,163)	$7	$1,210,626

Private Equity Group—Assets Under Management

The tables below present rollforwards of AUM for the Private Equity Group:

	Corporate Private	Special	Infrastructure &	Total Private
($ in millions)	Equity	Opportunities	Power	Equity Group
Balance at 3/31/2021	$19,383	$5,990	$3,646	$29,019
Net new par/equity commitments	72	—	268	340
Capital reductions	(2)	—	—	(2)
Distributions	(828)	(285)	(282)	(1,395)
Change in fund value	1,978	602	190	2,770
Balance at 6/30/2021	$20,603	$6,307	$3,822	$30,732
Average AUM(1)	$19,993	$6,149	$3,734	$29,876

	Corporate Private	Special	Infrastructure &	Total Private
	Equity	Opportunities	Power	Equity Group
Balance at 3/31/2020	$15,071	$3,717	$3,227	$22,015
Net new par/equity commitments	3,287	1,466	—	4,753
Capital reductions	(5)	(85)	—	(90)
Distributions	(371)	—	(17)	(388)
Change in fund value	108	245	(41)	312
Balance at 6/30/2020	$18,090	$5,343	$3,169	$26,602
Average AUM(1)	$16,581	$4,530	$3,198	$24,309
(1)	Represents the quarterly average of beginning and ending balances.

	Corporate Private	Special	Infrastructure &	Total Private
	Equity	Opportunities	Power	Equity Group
Balance at 12/31/2020	$18,233	$5,721	$3,485	$27,439
Net new par/equity commitments	101	(50)	268	319
Capital reductions	(5)	—	—	(5)
Distributions	(1,410)	(285)	(335)	(2,030)
Change in fund value	3,684	921	404	5,009
Balance at 6/30/2021	$20,603	$6,307	$3,822	$30,732
Average AUM(1)	$19,406	$6,006	$3,651	$29,063

	Corporate Private	Special	Infrastructure &	Total Private
	Equity	Opportunities	Power	Equity Group
Balance at 12/31/2019	$18,406	$3,527	$3,233	$25,166
Net new par/equity commitments	3,287	1,830	—	5,117
Capital reductions	(5)	(110)	—	(115)
Distributions	(2,207)	(2)	(17)	(2,226)
Change in fund value	(1,391)	98	(47)	(1,340)
Balance at 6/30/2020	$18,090	$5,343	$3,169	$26,602
Average AUM(1)	$17,189	$4,196	$3,210	$24,595
(1)	Represents a three-point average of quarter-end balances for each period.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group:

	Corporate Private	Special	Infrastructure &	Total Private
($ in millions)	Equity	Opportunities	Power	Equity Group
Balance at 3/31/2021	$11,807	$3,041	$3,679	$18,527
Commitments	72	—	268	340
Subscriptions/deployment/increase in leverage	338	336	—	674
Distributions	(450)	(118)	(47)	(615)
Change in fund value	1	—	—	1
Change in fee basis	(20)	—	(175)	(195)
Balance at 6/30/2021	$11,748	$3,259	$3,725	$18,732
Average FPAUM(1)	$11,778	$3,150	$3,702	$18,630

	Corporate Private	Special	Infrastructure &	Total Private
	Equity	Opportunities	Power	Equity Group
Balance at 3/31/2020	$11,753	$1,915	$3,352	$17,020
Subscriptions/deployment/increase in leverage	—	669	—	669
Distributions	(5)	(159)	(52)	(216)
Balance at 6/30/2020	$11,748	$2,425	$3,300	$17,473
Average FPAUM(1)	$11,751	$2,701	$3,326	$17,247
(1)	Represents the quarterly average of beginning and ending balances.

	Corporate Private	Special	Infrastructure &	Total Private
	Equity	Opportunities	Power	Equity Group
Balance at 12/31/2020	$14,770	$2,723	$3,679	$21,172
Commitments	151	—	268	419
Subscriptions/deployment/increase in leverage	446	820	—	1,266
Distributions	(861)	(284)	(47)	(1,192)
Change in fee basis	(2,758)	—	(175)	(2,933)
Balance at 6/30/2021	$11,748	$3,259	$3,725	$18,732
Average FPAUM(1)	$12,775	$3,008	$3,694	$19,477

	Corporate Private	Special	Infrastructure &	Total Private
	Equity	Opportunities	Power	Equity Group
Balance at 12/31/2019	$11,968	$1,720	$3,352	$17,040
Subscriptions/deployment/increase in leverage	19	1,002	—	1,021
Distributions	(235)	(297)	(52)	(584)
Change in fund value	(5)	—	—	(5)
Change in fee basis	1	—	—	1
Balance at 6/30/2020	$11,748	$2,425	$3,300	$17,473
Average FPAUM(1)	$11,823	$2,020	$3,335	$17,178
(1)	Represents a three-point average of quarter-end balances for each period.

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

6/30/2021
6/30/2020
$6.4
$12.4
$9.4
$8.1
FPAUM: $18.8
FPAUM: $17.5
Invested capital
Capital commitments

Private Equity Group—Fund Performance Metrics as of June 30, 2021

Five significant funds, U.S. Power Fund IV (“USPF IV”), ACOF V, AEOF, ASOF and our sixth flagship corporate private equity fund, collectively contributed approximately 74% of the Private Equity Group’s management fees for the six months ended June 30, 2021.

The following table presents the performance data as of June 30, 2021 for our significant funds in the Private Equity Group, all of which are drawdown funds:

			Original	Capital								Primaty
($ in millions)	Year of		Capital	Invested to	Realized	Unrealized		MoIC		IRR(%)		Investment
Fund	Inception	AUM	Commitments	Date	Value (1)	Value (2)	Total Value	Gross(3)	Net(4)	Gross(5)	Net(6)	Strategy
Funds Harvesting Investments
USPF IV	2010	$1,195	$1,688	$2,121	$1,464	$1,184	$2,648	1.2x	1.1x	5.5	1.9	Infrastructure and Power
Funds Deploying Capital
ACOF V	2017	9,262	7,850	7,273	1,465	8,421	9,886	1.4x	1.2x	14.0	9.0	Corporate Private Equity
AEOF	2018	752	1,120	970	73	610	683	0.7x	0.6x	(16.1)	(23.3)	Corporate Private Equity
ASOF	2019	4,713	3,518	3,606	1,736	3,133	4,869	1.5x	1.4x	67.9	52.2	Special Opportunities
Sixth flagship corporate private equity fund	2020	4,584	4,290	1,516	161	1,671	1,832	1.2x	1.1x	N/A	N/A	Corporate Private Equity
(1)	Realized value represents the sum of all cash dividends, interest income, other fees and cash proceeds from realizations of interests in portfolio investments. Realized value excludes any proceeds related to bridge financings.
(2)	Unrealized value represents the fair market value of remaining investments. Unrealized value does not take into account any bridge financings. There can be no assurance that unrealized investments will be realized at the valuations indicated.
(3)	For the corporate private equity and infrastructure and power funds, the gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds, the gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The gross MoICs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross MoIC would be 1.3x for ACOF V, 1.2x for the sixth flagship corporate private equity fund, 0.7x for AEOF and 1.5x for ASOF.
(4)	The net MoIC for USPF IV and ASOF is calculated at the fund-level. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable.
(5)	For the corporate private equity and infrastructure and power funds, the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. The cash flow dates used in the gross IRR calculation are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRRs would be 13.9% for ACOF V, “N/A” for the sixth flagship corporate private equity fund, (16.1)% for AEOF and 67.1% for ASOF.

(6)	The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and non-fee paying limited partners who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

Real Estate Group—Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Fee Related Earnings:

The following table presents the components of the Real Estate Group’s FRE:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Management fees	$30,810	$23,488	$7,322	31%	$60,442	$47,672	$12,770	27%
Other fees	275	7	268	NM	923	711	212	30
Compensation and benefits	(15,666)	(12,735)	(2,931)	(23)	(31,607)	(25,148)	(6,459)	(26)
General, administrative and other expenses	(3,349)	(3,263)	(86)	(3)	(6,644)	(6,198)	(446)	(7)
Fee Related Earnings	$12,070	$7,497	4,573	61	$23,114	$17,037	6,077	36

NM - Not Meaningful

Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates:

($ in millions)
$30.8
$3.1
$0.3
$27.4
$23.5
$0.2
$0.2
$23.1
$60.4
$5.4
$0.4
$54.6
$47.7
$2.8
$0.7
$44.2
Q2 2021
Q2 2020
YTD Q2 2021
YTD Q2 2020
Effective management fee rate
0.97%
0.98%
0.98%
0.97%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q2 2020
Fees from funds dissolved prior to Q2 2021
One-time fees

Management fees increased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to additional commitments to Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”), which increased fees by $1.7 million and $3.5 million, respectively, and to our third European value-add real estate equity fund, which increased fees by $1.3 million and $3.7 million, respectively. The additional commitments to these funds also generated one-time catch-up fees in both periods. Management fees from real estate debt funds increased by $1.5 million and $2.6 million for the respective periods primarily due to the continued fundraising and subsequent deployment within these open-ended funds. Management fees included $2.0 million of one-time fees for the six months ended June 30, 2020, driven by our Real Estate Group completing the sale of its stake in a 40-property pan-European logistics portfolio.

The decrease in effective management fee rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to deployment in real estate debt funds with effective management fee rates below 0.75%. The decrease in effective management fee rate is partially offset by an increase from real estate equity funds driven by deployment. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed. The increase in effective management fee rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to deployment, with the same mechanics described for the three month periods driving the fluctuation in the rate; the timing of deployment in the real estate debt and real estate equity funds resulted in an increase in the effective management fee rate compared to the prior year period.

Compensation and Benefits. Compensation and benefits increased by $2.9 million, or 23%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $6.5 million, or 26%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in salaries and benefits was primarily driven by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business and by headcount growth across all strategies. Average headcount increased by 7% to 105 investment and investment support professionals for the second quarter of 2021 from 98 professionals for the same period in 2020.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.1 million, or 3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $0.4 million, or 7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The change was principally driven by an increase in placement fees of $0.2 million and $0.7 million for the three and six months ended June 30, 2021, respectively, primarily associated with new commitments to AREOF III.

The three and six months ended June 30, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. Through the second quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. The three months ended June 30, 2021 and 2020 each reflect the temporary cost savings associated with our modified work environment; therefore, our expense structures for these periods are comparable. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. As a result, we recognized cost savings when comparing the six months ended June 30, 2021 and 2020. Collectively, these expenses decreased by $0.5 million for the six months ended June 30, 2021, when compared to the same period in 2020.

Realized Income:

The following table presents the components of the Real Estate Group’s RI:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$12,070	$7,497	$4,573	61%	$23,114	$17,037	$6,077	36%
Performance income—realized	5,615	307	5,308	NM	7,562	26,907	(19,345)	(72)
Performance related compensation—realized	(3,824)	(191)	(3,633)	NM	(5,001)	(17,361)	12,360	71
Realized net performance income	1,791	116	1,675	NM	2,561	9,546	(6,985)	(73)
Investment income—realized	2,705	964	1,741	181	2,483	2,254	229	10
Interest and other investment income—realized	946	920	26	3	2,974	1,716	1,258	73
Interest expense	(1,122)	(1,355)	233	17	(2,247)	(2,326)	79	3
Realized net investment income	2,529	529	2,000	NM	3,210	1,644	1,566	95
Realized Income	$16,390	$8,142	8,248	101	$28,885	$28,227	658	2

NM - Not Meaningful

Realized net performance income for the three and six months ended June 30, 2021 was primarily attributable to realizations from the sales of multiple properties held in U.S. and European real estate equity funds. Realized net investment income for the three and six months ended June 30, 2021 was primarily attributable to the sale of multiple properties held in a U.S. real estate equity fund and to distributions from real estate debt vehicles, driven by operating income during the period.

Realized net performance income and realized net investment income for the three and six months ended June 30, 2020 were primarily attributable to realizations from the sale of multiple properties held in a U.S real estate equity fund and the sale of a 40-property pan-European logistics portfolio held within multiple European real estate funds.

Real Estate Group— Carried Interest and Incentive Fees

The following table presents the accrued carried interest and incentive fees receivable, also referred to as accrued performance income, and related performance compensation for the Real Estate Group:

	As of June 30, 2021			As of December 31, 2020
	Accrued	Accrued	Accrued Net	Accrued	Accrued	Accrued Net
	Performance	Performance	Performance	Performance	Performance	Performance
($ in thousands)	Income	Compensation	Income	Income	Compensation	Income
Accrued Carried Interest
US VIII	$78,615	$50,314	$28,301	$57,074	$36,527	$20,547
US IX	52,503	32,552	19,951	26,704	16,556	10,148
EF IV	55,740	33,445	22,295	55,829	33,498	22,331
EF V	47,541	33,279	14,262	—	—	—
Other real estate funds	84,325	52,352	31,973	61,962	38,535	23,427
Other fee generating funds(1)	3,145	—	3,145	2,786	—	2,786
Total accrued carried interest	321,869	201,942	119,927	204,355	125,116	79,239
Incentive fees	693	416	277	525	315	210
Total Real Estate Group	$322,562	$202,358	$120,204	$204,880	$125,431	$79,449
(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following table presents the change in accrued carried interest during the period for the Real Estate Group:

		As of December 31,				As of June 30,
		2020	Activity during the period			2021
	Waterfall	Accrued Carried	Change in		Other	Accrued Carried
($ in thousands)	Type	Interest	Unrealized	Realized	Adjustments	Interest
US VIII	European	$57,074	$21,541	$—	$—	$78,615
US IX	European	26,704	25,799	—	—	52,503
EF IV	American	55,829	(89)	—	—	55,740
EF V	American	—	47,540	—	1	47,541
Other real estate funds	European	29,518	10,791	(97)	—	40,212
Other real estate funds	American	32,444	17,775	(6,107)	1	44,113
Other fee generating funds(1)	European	426	(8)	—	(245)	173
Other fee generating funds(1)	American	2,360	612	—	—	2,972
Total Real Estate Group		$204,355	$123,961	$(6,204)	$(243)	$321,869
(1)	Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group:

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
($ in millions)	Equity	Estate Equity	Debt	Group
Balance at 3/31/2021	$4,909	$4,770	$7,450	$17,129
Net new par/equity commitments	760	784	394	1,938
Net new debt commitments	—	—	525	525
Distributions	(256)	(201)	(35)	(492)
Redemptions	—	—	(7)	(7)
Change in fund value	289	295	48	632
Balance at 6/30/2021	$5,702	$5,648	$8,375	$19,725
Average AUM(1)	$5,306	$5,209	$7,913	$18,428

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
	Equity	Estate Equity	Debt	Group
Balance at 3/31/2020	$4,173	$4,511	$5,428	$14,112
Acquisitions	74	130	200	404
Net new debt commitments	—	—	38	38
Capital reductions	—	—	(36)	(36)
Distributions	(91)	(80)	(19)	(190)
Change in fund value	(8)	45	30	67
Balance at 6/30/2020	$4,148	$4,606	$5,641	$14,395
Average AUM(1)	$4,161	$4,559	$5,535	$14,255
(1)	Represents the quarterly average of beginning and ending balances.

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
	Equity	Estate Equity	Debt	Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$14,808
Net new par/equity commitments	1,194	878	597	2,669
Net new debt commitments	—	—	2,405	2,405
Capital reductions	—	—	(232)	(232)
Distributions	(300)	(296)	(68)	(664)
Redemptions	—	—	(7)	(7)
Change in fund value	404	255	87	746
Balance at 6/30/2021	$5,702	$5,648	$8,375	$19,725
Average AUM(1)	$5,005	$5,076	$7,139	$17,220

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
	Equity	Estate Equity	Debt	Group
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Net new par/equity commitments	634	712	620	1,966
Net new debt commitments	—	—	263	263
Capital reductions	—	—	(36)	(36)
Distributions	(144)	(652)	(37)	(833)
Change in fund value	(135)	(42)	5	(172)
Balance at 6/30/2020	$4,148	$4,606	$5,641	$14,395
Average AUM(1)	$4,038	$4,568	$5,298	$13,904
(1)	Represents a three-point average of quarter-end balances for each period.

The components of our AUM for the Real Estate Group are presented below ($ in billions):

Real Estate Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Estate Group:

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
($ in millions)	Equity	Estate Equity	Debt	Group
Balance at 3/31/2021	$4,036	$4,016	$2,768	$10,820
Commitments	608	357	102	1,067
Subscriptions/deployment/increase in leverage	17	27	343	387
Distributions	(165)	(86)	(137)	(388)
Redemptions	—	—	(7)	(7)
Change in fund value	1	25	44	70
Change in fee basis	(132)	—	—	(132)
Balance at 6/30/2021	$4,365	$4,339	$3,113	$11,817
Average FPAUM(1)	$4,201	$4,178	$2,941	$11,320

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
	Equity	Estate Equity	Debt	Group
Balance at 3/31/2020	$3,417	$3,911	$1,887	$9,215
Commitments	76	55	—	131
Subscriptions/deployment/increase in leverage	47	2	2	51
Capital reductions	—	(7)	(30)	(37)
Distributions	(32)	(32)	(18)	(82)
Change in fund value	—	36	17	53
Balance at 6/30/2020	$3,508	$3,965	$1,858	$9,331
Average FPAUM(1)	$3,463	$3,938	$1,873	$9,274
(1)	Represents the quarterly average of beginning and ending balances.

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
	Equity	Estate Equity	Debt	Group
Balance at 12/31/2020	$3,659	$4,088	$2,505	$10,252
Commitments	909	451	202	1,562
Subscriptions/deployment/increase in leverage	136	37	551	724
Capital reductions	—	—	(32)	(32)
Distributions	(208)	(140)	(180)	(528)
Redemptions	—	—	(7)	(7)
Change in fund value	1	(97)	74	(22)
Change in fee basis	(132)	—	—	(132)
Balance at 6/30/2021	$4,365	$4,339	$3,113	$11,817
Average FPAUM(1)	$4,020	$4,148	$2,795	$10,963

	U.S. Real Estate	European Real	Real Estate	Total Real Estate
	Equity	Estate Equity	Debt	Group
Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Commitments	831	594	73	1,498
Subscriptions/deployment/increase in leverage	95	146	288	529
Capital reductions	—	(17)	(30)	(47)
Distributions	(53)	(218)	(36)	(307)
Change in fund value	—	(21)	27	6
Change in fee basis	—	(311)	—	(311)
Balance at 6/30/2020	$3,508	$3,965	$1,858	$9,331
Average FPAUM(1)	$3,187	$3,889	$1,760	$8,836
(1)	Represents a three-point average of quarter-end balances for each period.

The charts below present FPAUM for the Real Estate Group by its fee basis ($ in billions):

6/30/2021
$1.9
$5.4
$4.5
FPAUM: $11.8
6/30/2020
$0.9
$4.7
$3.7
FPAUM: $9.3
Capital commitments
Invested capital/other(1)
Market value(2)

(1)	Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)	Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Real Estate Group—Fund Performance Metrics as of June 30, 2021

Two significant funds, EF V and AREOF III, collectively contributed approximately 40% of the Real Estate Group’s management fees for the six months ended June 30, 2021.

The following table presents the performance data as of June 30, 2021 for our significant funds in the Real Estate Group, all of which are drawdown funds:

			Original	Capital								Primary
($ in millions)	Year of		Capital	Invested to	Realized	Unrealized		MoIC		IRR(%)		Investment
Fund	Inception	AUM	Commitments	Date	Value(1)	Value(2)	Total Value	Gross(3)	Net(4)	Gross(5)	Net(6)	Strategy
Funds Deploying Capital
EF V(7)	2018	$2,266	$1,968	$1,051	$328	$1,110	$1,438	1.4x	1.2x	24.6	16.0	European Real Estate Equity
AREOF III	2019	1,718	1,697	412	26	441	467	1.1x	1.1x	N/A	N/A	U.S. Real Estate Equity
(1)	Realized value includes distributions of operating income, sales and financing proceeds received.
(2)	Unrealized value represents the fair market value of remaining investments. Unrealized value does not take into account any bridge financings. There can be no assurance that unrealized investments will be realized at the valuations indicated.
(3)	The gross MoIC is calculated at the investment level and is based on the interests of all partners. The gross MoIC for all funds is before giving effect to management fees, carried interest and other expenses, as applicable.

(4)	The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying partners and, if applicable, excludes interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees, carried interest or has such fees rebated outside of the fund. The net MoIC is after giving effect to management fees, carried interest as applicable and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)	The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. Cash flows used in the gross IRR calculation are assumed to occur at quarter-end. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, as applicable.
(6)	The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying partners and, if applicable, exclude interests attributable to the non fee-paying partners and/or the general partner which does not pay management fees or carried interest or has such fees rebated outside of the fund. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)	EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net MoIC and IRR presented in the chart is for the Euro denominated parallel fund. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.4x and 1.2x, respectively. The gross and net IRR for the U.S. Dollar denominated parallel fund are 24.9% and 17.4%, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund’s closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Secondary Solutions Group—Three and Six Months Ended June 30, 2021

The Secondary Solutions Group is an operating segment formed during the second quarter of 2021 in connection with the Landmark Acquisition that focuses on investing in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure. The Secondary Solutions Group includes three significant funds, Landmark Equity Partners XV L.P. (“LEP XV”), Landmark Equity Partners XVI L.P. (“LEP XVI”) and Landmark Real Estate Partners VIII L.P. (“LREP VIII”), amongst other funds and related co-investment vehicles.

The following table presents the components of the Secondary Solutions Group’s FRE and RI:

For the period June 2, 2021
($ in thousands)	through June 30, 2021
Management fees	$12,898
Compensation and benefits	(4,289)
General, administrative and other expenses	(859)
Fee Related Earnings	$7,750
Realized net investment income	(3)
Realized Income	$7,747

Secondary Solutions Group—Management Fees

Management fees for the funds in the Secondary Solutions Group typically range from 0.50% to 1.00% of capital commitments, reported value defined as the NAV of the underlying funds invested in, or reported value plus unfunded commitments. Funds in each strategy are comprised of closed-end funds with investment period termination or management contract termination dates and of co-investment accounts that generally do not have termination dates.

The activity for the period presented represents management fees recognized since the closing of the Landmark Acquisition on June 2, 2021. The effective management fee rate for the period is 0.90%. The funds across the strategies had an average management contract term from the closing date of more than 10 years.

Secondary Solutions Group—Carried Interest

For funds in the Secondary Solutions Group, carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms in each fund’s governing documents. For the private equity and real estate secondaries strategies, carried interest represents 10% to 12.5% of each carried interest eligible fund’s profits, subject to a preferred return of approximately 8% per annum. We are entitled to carried interest from the funds with closings subsequent to the completion of the Landmark Acquisition, with limited exception to funds listed in the table below.

The following table presents the accrued carried interest receivable, also referred to as accrued performance income, and related performance compensation for the Secondary Solutions Group:

	As of June 30, 2021
	Accrued	Accrued	Accrued Net
	Performance	Performance	Performance
($ in thousands)	Income	Compensation	Income
LEP XVI	103,421	87,908	15,513
LREP VIII	34,339	29,188	5,151
Other fee generating funds	417	—	417
Total Secondary Solutions Group	$138,177	$117,096	$21,081

The following table presents the change in accrued carried interest during the period for the Secondary Solutions Group:

		Opening balance as
		of June 2, 2021	Activity during the period		As of June 30, 2021
	Waterfall	Accrued Carried	Change in		Accrued Carried
($ in thousands)	Type	Interest	Unrealized	Realized	Interest
LEP XVI	European	51,581	51,840	—	103,421
LREP VIII	European	25,244	9,095	—	34,339
Other fee generating funds	European	—	417	—	417
Total Secondary Solutions Group		$76,825	$61,352	$—	$138,177

Secondary Solutions Group—Assets Under Management

The table below presents the rollforward of AUM for the Secondary Solutions Group:

	Private Equity	Real Estate	Infrastructure	Total Secondary
($ in millions)	Secondaries	Secondaries	Secondaries	Solutions Group
Balance at 3/31/2021	$—	$—	$—	$—
Acquisitions	12,275	5,641	1,597	19,513
Net new par/equity commitments	100	—	—	100
Distributions	(52)	(67)	(6)	(125)
Change in fund value	(7)	(4)	(1)	(12)
Balance at 6/30/2021	$12,316	$5,570	$1,590	$19,476
Average AUM(1)	$12,296	$5,606	$1,594	$19,496
(1)	Represents the average of the balances on the date of the Landmark Acquisition and June 30, 2021.

The components of our AUM for the Secondary Solutions Group are presented below ($ in billions):

Secondary Solutions Group—Fee Paying AUM

The table below presents the rollforward of fee paying AUM for the Secondary Solutions Group:

	Private Equity	Real Estate	Infrastructure	Total Secondary
($ in millions)	Secondaries	Secondaries	Secondaries	Solutions Group
Balance at 3/31/2021	$—	$—	$—	$—
Acquisitions	10,740	4,928	1,171	16,839
Commitments	100	—	—	100
Subscriptions/deployment/increase in leverage	2	—	—	2
Change in fund value	(2)	—	—	(2)
Change in fee basis	(12)	—	—	(12)
Balance at 6/30/2021	$10,828	$4,928	$1,171	$16,927
Average FPAUM(1)	$10,784	$4,928	$1,171	$16,883
(1)	Represents the average of the balances on the date of the Landmark Acquisition and June 30, 2021.

The chart below presents FPAUM for the Secondary Solutions Group by its fee basis ($ in billions):

6/30/2021

$3.3
$3.2
$10.4

FPAUM: $16.9

Capital commitments   Invested capital/other   Market value(1)

(1)	Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondary Solutions Group—Fund Performance Metrics as of June 30, 2021

Secondary Solutions includes three significant funds, LEP XV, LEP XVI and LREP VIII, that collectively contributed approximately 67% of the Secondary Solutions Group’s management fees for the six months ended June 30, 2021.

The following table presents the performance data as of June 30, 2021 for our significant funds in the Secondary Solutions Group, all of which are drawdown funds:

												Primary
($ in millions)	Year of		Original Capital	Capital Invested	Realized	Unrealized		MoIC		IRR(%)		Investment
Fund	Inception	AUM	Commitments	to Date	value(1)	Value(2)	Total Value	Gross(3)	Net(4)	Gross(5)	Net(6)	Strategy
Funds Harvesting Investments
LEP XV(7)	2013	$2,379	$3,250	$2,626	$1,999	$1,738	$3,737	1.6x	1.4x	20.5	14.7	Private Equity Secondaries
Funds Deploying Capital
LEP XVI(7)	2016	5,779	4,896	2,196	386	2,750	3,136	1.6x	1.4x	68.6	39.0	Private Equity Secondaries
LREP VIII(7)	2016	3,364	3,300	1,571	614	1,272	1,886	1.3x	1.2x	23.6	13.8	Real Estate Secondaries
*

For all funds in the Secondary Solutions Group, returns are calculated from results that are reported on a three month lag and may not include the impact of economic and market activities in the current reporting period

(1)	Realized value represents the sum of all cash distributions to all limited partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)	Unrealized value represents the limited partners’ share of fund’s NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)	The gross MoIC is calculated at the fund-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest as applicable and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund’s governing documentation. The gross fund-level MoIC would have generally been lower had such fund called capital from its partners instead of utilizing the credit facility.
(4)	The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and other expenses, carried interest and credit facility interest expense, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund’s governing documentation. The net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)	The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to all partners. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund’s governing documents. The gross fund-level IRR would generally have been lower had such fund called capital from its partners instead of utilizing the credit facility.
(6)	The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and other expenses, carried interest and credit facility interest expenses, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund’s governing documents. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)	The results of each fund is presented on a combined basis with the affiliated parallel funds or accounts, given that the investments are substantially the same.

Strategic Initiatives—Three and Six Months Ended June 30, 2021

Strategic Initiatives represents an all-other category formed in 2020 that includes operating segments and strategic investments that are seeking to broaden our distribution channels or expand our access to global markets. It includes the AUM and results of Ares SSG subsequent to the completion of the SSG Acquisition on July 1, 2020, Aspida Life Re Ltd subsequent to the acquisition of the outstanding common shares of F&G Re on December 18, 2020 and AAC subsequent to the consummation of its initial public offering on February 4, 2021.

Strategic Initiatives—Fund Performance Metrics as of June 30, 2021

Strategic Initiatives includes two significant funds, SSG Capital Partners IV, L.P. (“SSG Fund IV”) and SSG Capital Partners V, L.P. (“SSG Fund V”), that collectively contributed approximately 56% of the management fees reported in Strategic Initiatives for the six months ended June 30, 2021.

The following table presents the performance data as of June 30, 2021 for our significant funds reported in Strategic Initiatives, all of which are drawdown funds:

($ in millions)	Year of		Original Capital	Capital Invested	Realized	Unrealized		MoIC		IRR(%)		Primary
Fund	Inception	AUM	Commitments	to Date	Value(1)	Value(2)	Total Value	Gross(3)	Net(4)	Gross(5)	Net(6)	Investment Strategy
Funds Deploying Capital
SSG Fund IV	2016	$1,349	$1,181	$1,396	$966	$595	$1,561	1.2x	1.1x	13.7	8.0	Asian Special Situations
SSG Fund V	2018	2,038	1,878	1,270	683	742	1,425	1.2x	1.1x	51.8	28.3	Asian Special Situations
(1)	Realized value represents the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)	Unrealized value represents the fund’s NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)	The gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(4)	The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and other expenses, carried interest and credit facility interest expense, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)	The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. The gross fund-level IRR would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)	The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and other expenses, carried interest and credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.

Operations Management Group—Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Fee Related Earnings:

The following table presents OMG’s operating expenses that are a component of FRE:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Compensation and benefits	$(48,429)	$(36,939)	$(11,490)	(31)%	$(92,836)	$(73,365)	$(19,471)	(27)%
General, administrative and other expenses	(23,074)	(16,053)	(7,021)	(44)	(41,730)	(37,358)	(4,372)	(12)
Fee Related Earnings	$(71,503)	$(52,992)	(18,511)	(35)	$(134,566)	$(110,723)	(23,843)	(22)

Compensation and Benefits. Compensation and benefits increased by $11.5 million, or 31%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $19.5 million, or 27%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increases were primarily driven by the headcount growth from the expansion of our strategy and relationship management teams to support global fundraising, the expansion of our business operations teams to support the growth of our business and other strategic initiatives and acquisitions, including the SSG Acquisition and Landmark Acquisition.

Average headcount increased by 19% to 792 operation management professionals for the second quarter of 2021 from 667 professionals for the same period in 2020. Headcount for our operations management professionals increased by 31 to support the expansion of our team in India and by 46 in connection with the SSG Acquisition. Average headcount also increased by 20 professionals for the Landmark Acquisition and will increase ratably in the next reporting period for a full quarter.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $7.0 million, or 44%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and by $4.4 million, or 12%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Despite the temporary cost savings recognized with our transition to a modified remote working environment, certain expenses have increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $1.5 million and $3.1 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. In addition, there was an increase of $2.4 million in professional fees primarily due to timing of the services rendered.

During the second quarter of 2020, we received insurance proceeds of $2.5 million in connection with an SEC compliance matter that is not expected to recur. For the six months ended June 30, 2020, after giving effect to insurance proceeds, we recorded net expenses of $1.0 million in connection with this matter that included a civil penalty of $1.0 million.

The three and six months ended June 30, 2021 continued to be impacted by the COVID-19 pandemic that began at the end of the first quarter of 2020 and resulted in a decrease in certain operating expenses. Through the second quarter of 2021, our operating expenses were impacted by limitations in certain business activities, most notably travel, entertainment and marketing sponsorships, and by certain office services and fringe benefits from the modified remote working environment. The three months ended June 30, 2021 and 2020 each reflect the temporary cost savings associated with our modified work environment; therefore, our expense structures for these periods are comparable. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. As a result, we recognized cost savings when comparing the six months ended June 30, 2021 and 2020. Collectively, these expenses decreased by $2.4 million for the six months ended June 30, 2021, when compared to the same period in 2020.

Realized Income:

The following table presents the components of the OMG’s RI:

	Three months ended		Favorable		Six months ended		Favorable
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
($ in thousands)	2021	2019	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$(71,503)	$(52,992)	$(18,511)	(35)%	$(134,566)	$(110,723)	$(23,843)	(22)%
Investment loss—realized	—	—	—	—	—	(5,698)	5,698	100
Interest and other investment income (loss)— realized	85	(253)	338	NM	440	(85)	525	NM
Interest expense	(147)	(144)	(3)	(2)	(237)	(1,121)	884	79
Realized net investment income (loss)	(62)	(397)	335	84	203	(6,904)	7,107	NM
Realized Income	$(71,565)	$(53,389)	(18,176)	(34)	$(134,363)	$(117,627)	(16,736)	(14)

NM - Not Meaningful

Realized net investment loss for the six months ended June 30, 2020 was primarily driven by a realized loss associated with the sale of a non–core insurance-related investment.

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

Sources and Uses of Liquidity

Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of June 30, 2021, our cash and cash equivalents were $582.9 million, and we had no borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of June 30, 2021. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.

We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives, (4) pay operating expenses, including cash compensation to our employees, and make payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes, (8) make dividend payments to our Class A and non-voting common stockholders in accordance with our dividend policies and (9) pay distributions to AOG unitholders.

In the normal course of business, we expect to pay dividends to our Class A and non-voting common stockholders that are aligned with the expected changes in our after-tax fee related earnings. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all. The final dividend was paid to our Series A Preferred stockholders in connection with the redemption on June 30, 2021.

Our ability to obtain debt financing and complete stock offerings provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period, see “Cash Flows” within this section and “Note 8. Debt” and “Note 14. Equity and Redeemable Interest to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds, (2)  financing certain investments by issuing debt, (3)  purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5)  collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is typically not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company’s investment in the fund.

Cash Flows

We consolidate funds where we are deemed to hold a controlling interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ rights and the creation or termination of funds. The consolidation of these funds had no effect on cash flows attributable to us for the periods presented. As such, we evaluate the activity of the Consolidated Funds and the eliminations resulting from consolidation separately. The following tables and discussion summarize our condensed consolidated statements of cash flows by activities attributable to the Company and to our Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 16. Consolidation” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Six months ended June 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$254,096	$331,071
Net cash used in the Consolidated Funds’ operating activities, net of eliminations	(1,323,139)	(481,910)
Net cash used in operating activities	(1,069,043)	(150,839)
Net cash used in the Company’s investing activities	(786,096)	(43,924)
Net cash provided by the Company’s financing activities	571,176	468,198
Net cash provided by the Consolidated Funds’ financing activities, net of eliminations	1,323,696	494,032
Net cash provided by financing activities	1,894,872	962,230
Effect of exchange rate changes	3,361	(15,811)
Net change in cash and cash equivalents	$43,094	$751,656

Operating Activities

As summarized in the table below, cash flow from operations is principally composed of (i) cash generated from our core operating activities, primarily consisting of profits generated principally from management fees after covering for operating expenses, (ii) net realized performance income and (iii) net cash from investment related activities including purchases, sales and net realized investment income. We generated meaningful cash flow from operations in each period presented. Although cash generated from our core operating activities increased when compared to the prior year, cash provided by the Company’s operating activities decreased due to greater net purchases associated with our investment portfolio, which represent a use of cash, when compared to the prior year period.

	Six months ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Core operating activities	$329,369	$259,564	$69,805	27%
Net realized performance income	25,984	13,312	12,672	95
Net cash from investment related activities	(101,257)	58,195	(152,853)	(329)
Net cash provided by operating activities	$254,096	$331,071	(76,975)	(23)

Net cash used in the Consolidated Funds’ operating activities continues to be principally attributable to net purchases of investment securities by recently launched funds during both years.

Our increasing working capital needs reflect the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not impact our liquidity or earnings trends. We believe that our ability to generate cash from operations, as well as the capacity under the Credit Facility, provides us with the necessary liquidity to manage short-term fluctuations in working capital and to meet our short-term commitments.

Investing Activities

	Six months ended June 30,
	2021	2020
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(7,952)	$(8,080)
Acquisitions, net of cash acquired	(778,144)	(35,844)
Net cash used in investing activities	$(786,096)	$(43,924)

Net cash used in the Company’s investing activities was principally composed of cash used to complete the Landmark Acquisition in the current year period and cash used to purchase CLO collateral management agreements from Crestline Denali in the prior year period. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements purchased during both years to support the growth in our staffing levels and our expanding global presence.

Financing Activities

	Six months ended June 30,
	2021	2020
Net proceeds from issuance of Class A and non-voting common stock	$827,430	$383,154
Net borrowings of Credit Facility	—	(70,000)
Proceeds from issuance of senior and subordinated notes	450,000	399,084
Class A and non-voting common stock dividends	(157,509)	(108,712)
AOG unitholder distributions	(130,669)	(115,695)
Series A Preferred Stock dividends	(10,850)	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—
Stock option exercises	14,027	67,441
Taxes paid related to net share settlement of equity awards	(100,838)	(74,335)
Other financing activities	(10,415)	(1,889)
Net cash provided by the Company’s financing activities	$571,176	$468,198

Net cash provided by the Company’s financing activities for the six months ended June 30, 2021 was principally composed of net proceeds from the public offering of Class A common stock, private offering of Class A common stock and non-voting common stock to SMBC and the issuance of the 2051 Subordinates Notes. These proceeds were partially offset by cash used to redeem the Series A Preferred Stock and to pay higher dividends and distributions to Class A and non-voting common stockholders and AOG unitholders, respectively, as we generated higher fee related earnings and increased the number of Class A shares outstanding compared to the prior year.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee’s withholding tax liabilities and pay the taxes on their behalf. This use of cash increased from the prior period primarily as a result of our appreciating stock price, which is the basis on which employee compensation is recognized. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the six months ended June 30, 2021 and 2020, we retained and did not issue shares of 2.1 million and 2.0 million, respectively.

Net cash provided by the Company’s financing activities for six months ended June 30, 2020 was principally composed of net proceeds from the issuance of the 2030 Senior Notes to provide additional liquidity at a reduced cost of capital in response to the uncertainty caused by the COVID-19 pandemic and to leverage our growth in future periods. A portion of these proceeds was used to repay revolving borrowings under our Credit Facility. In addition, net cash provided by the Company’s financing activities includes cash proceeds from the private offering of Class A common stock to SMBC. These proceeds were partially offset by cash used to pay higher dividends and distributions to Class A common stockholders and AOG unitholders, respectively.

	Six months ended June 30,
	2021	2020
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$962,829	$123,695
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(72,289)	(150,329)
Borrowings under loan obligations by Consolidated Funds	492,887	608,355
Repayments under loan obligations by Consolidated Funds	(59,731)	(87,689)
Net cash provided by the Consolidated Funds’ financing activities	$1,323,696	$494,032

Net cash provided by the Consolidated Funds’ financing activities was principally attributable to contributions from shareholders in the initial public offering of the SPAC and to the borrowings of a newly issued CLO.

Net cash provided by the Consolidated Funds’ financing activities for six months ended June 30, 2020 was principally attributable to the borrowings of a newly issued CLO.

Capital Resources

We intend to use a portion of our available liquidity to pay cash dividends to our Class A and non-voting common stockholders on a quarterly basis in accordance with our dividend policies. Our ability to make cash dividends is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer and certain subsidiaries operating outside the U.S. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2021, we were required to maintain approximately $40.9 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $61.7 million as of June 30, 2021.

For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 8. Debt,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Series A Preferred Stock

The Series A Preferred Stock was redeemed in full on June 30, 2021. For a discussion of our equity, including the redemption of our Series A Preferred Stock, see “Note 14. Equity and Redeemable Interest,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Except as disclosed below, there have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a summary of our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. For a summary of our critical accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K.

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

Below is a summary of the significant assumptions used to estimate the grant date fair value of market condition awards:

Closing price of the Company’s common shares as of grant date	$45.76
Risk-free interest rate	0.88%
Volatility	35.0%
Dividend yield	3.5%
Cost of equity	10.0%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance income and investment income. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced uncertainty in the financial markets, and the effects of this uncertainty could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

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

At June 30, 2021 and December 31, 2020, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the six months ended June 30, 2021. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, which is accessible on the SEC’s website at sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2021 and December 31, 2020, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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

The rapid development and fluidity of the ongoing COVID-19 pandemic, including the emergence and spread of the Delta variant, among other COVID-19 variants, precludes any prediction as to the ultimate adverse impact of the situation on economic and market conditions. In addition to the foregoing, COVID-19 may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2020 is accessible on the SEC’s website at www.sec.gov.

Risks Related to Our Businesses

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, has disrupted, and may continue to disrupt, industries in which we, our funds and our funds’ portfolio companies operate and could potentially negatively impact us, our funds or our funds’ portfolio companies.

Since the first quarter of 2020, the COVID-19 pandemic has resulted in a global and national health crisis, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many countries and states in the United States, including those in which we, our funds’ and our funds’ portfolio companies operate, issued (and continue to re-issue) orders requiring the closure of, or certain restrictions on the operation of, nonessential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in supply chains and economic activity and have had a particularly adverse impact on the energy, hospitality, travel, retail and restaurant industries, as well as other industries, including industries in which certain of our funds’ portfolio companies operate. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, relaxed the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, subsequently experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases led to the re-introduction of such restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could lead to the re-introduction of such restrictions elsewhere. In December 2020, the Federal Food and Drug Administration authorized COVID‑19 vaccines and the distribution of such vaccines has commenced. However, it remains unclear how quickly “herd immunity” will be achieved and whether the restrictions that were imposed to slow the spread of the virus will be lifted entirely. These uncertainties could lead people to continue to refrain from participating in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our and our funds’ business and operations, as well as the business and operations of our funds’ portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

The COVID-19 pandemic is having a particularly severe impact on certain industries, including but not limited to the energy, hospitality, travel, retail and restaurant industries, which are industries in which some of our funds have made investments. As of June 30, 2021, approximately 2% of our total AUM was invested in the energy sector (including oil and gas exploration and midstream investments) and approximately 2% in the retail sector that were challenged from the market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic. Many of our funds’ portfolio companies in these industries have faced and are continuing to face operational and financial challenges resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, hotels, restaurants and other locations, restrictions on travel, quarantines or continued and re-introduced stay-at-home orders. As a result of these disruptions, the businesses, financial results and prospects of certain of these portfolio companies have already been severely affected and could continue to be so affected. These disruptions have caused and may in the future result in impairment and decrease in value of our funds’ investments, which may be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2021, we issued and sold 3,489,911 shares of non-voting common stock and 1,234,200 shares of class A common stock in a private offering to SMBC that was exempt from registration in reliance on Section 4(a)(2) of the Securities Act.

As presented below, there are no unregistered purchases of equity securities during the period covered by this Quarterly Report that were not previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet
	Total Number of	Average Price	Publicly Announced Plans	be Purchased Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs (1)
April 1, 2021 - April 30, 2021	—	$—	—	$150,000
May 1, 2021 - May 31, 2021	—	—	—	150,000
June 1, 2021 - June 30, 2021	—	—	—	150,000
Total	—		—
(1)	In February 2021, our board of directors approved the renewal of our stock repurchase program that authorizes the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2022. Repurchases under the program depend on the prevailing market conditions and other factors.

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

Item 6. Exhibits, Financial Statement Schedules

(a)    Exhibits.

The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1to the Registrant's Form 10Q filed on June 5, 2021).
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.1

Amendment No. 10, dated as of March 31, 2021, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 2, 2021).

4.2

Underwriting Agreement, dated April 6, 2021, among Ares Management Corporation, Ares Holdings L.P., Ares Holdco LLC, and Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 8, 2021).

4.3

Share Purchase Agreement, dated April 5, 2021, by and between Ares Management Corporation and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 8, 2021).

4.4

Indenture dated as of June 30, 2021 among Ares Finance Co. III LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).

4.5

Form of 4.125% Subordinated Note due 2051 (included in Exhibit 4.4 hereto) (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).

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

ARES MANAGEMENT CORPORATION

Dated: August 9, 2021	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: August 9, 2021	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)