Form 10-Q
period 2021-09-30
Ares Management Corp
filed 2021-11-05
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 29, 2021 there were 167,613,551 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 118,803,257 of the registrant's Class C common stock outstanding.

TABLE OF

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

In this Quarterly Report on Form 10-Q, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our reportable segments without giving effect to the consolidation of these entities and (ii) “unconsolidated reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations

Management Group. In addition to our reportable segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, strategy and relationship management, legal, compliance and human resources. The OMG’s expenses are not allocated to our reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 15. Segment Reporting,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Glossary

When used in this report, unless the context otherwise requires:

•“American-style waterfall” generally refers to carried interest that the general partner is entitled to receive after a fund investment is realized and the investors in the fund have received distributions in excess of the capital contributed for that investment and all prior realized investments (including allocable expenses) plus a preferred return;

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

•“European-style waterfall” generally refers to carried interest that the general partner is entitled to receive after the investors in a fund have received distributions in an amount equal to all prior capital contributions plus a preferred return;

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

•“perpetual capital” refers to the AUM of (i) ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) ("ACRE"), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) ("ARDC") and CADC, (ii) our non-traded REITs, (iii) Aspida Holdings Ltd. (together with its subsidiaries, "Aspida") and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Commingled Funds refers to commingled funds that meet the Perpetual Capital criteria. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the Perpetual Capital criteria. Perpetual Capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (a) operating results of our Consolidated Funds, (b) depreciation and amortization expense, (c) the effects of changes arising from corporate actions, (d) unrealized gains and losses related to performance income and investment performance and (e) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization;

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

•“2030 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in June 2020 with a maturity in June 2030; and

•“2051 Subordinated Notes” refers to subordinated notes issued by a wholly owned subsidiary of Ares Holdings in June 2021 with a maturity in June 2051.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$295,704	$539,812
Investments (includes accrued carried interest of $2,625,319 and $1,145,853 at September 30, 2021 and December 31, 2020, respectively)	3,322,665	1,682,759
Due from affiliates	493,411	405,887
Other assets	1,006,870	590,332
Intangible assets, net	1,452,690	222,087
Right-of-use operating lease assets	176,511	154,742
Assets of Consolidated Funds:
Cash and cash equivalents	1,581,433	522,377
U.S. Treasury securities, at fair value	1,000,165	—
Investments, at fair value	10,360,854	10,877,097
Due from affiliates	9,059	17,172
Receivable for securities sold	187,230	121,225
Other assets	47,806	35,502
Total assets	$19,934,398	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$208,141	$115,289
Accrued compensation	309,569	103,010
Due to affiliates	202,438	100,186
Performance related compensation payable	1,895,343	813,378
Debt obligations	1,238,325	642,998
Operating lease liabilities	214,681	180,236
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	89,685	46,824
Payable for securities purchased	863,007	514,946
CLO loan obligations, at fair value	10,174,794	9,958,076
Fund borrowings	99,240	121,909
Total liabilities	15,295,223	12,596,852
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,000,000	—
Redeemable interest in Ares Operating Group entities	98,649	100,366
Non-controlling interests in Consolidated Funds	464,400	539,720
Non-controlling interests in Ares Operating Group entities	1,322,866	738,369
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (zero and 12,400,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (167,581,165 shares and 147,182,562 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	1,676	1,472
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	35	—
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,803,257 shares and 112,447,618 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	1,188	1,124
Additional paid-in-capital	1,881,913	1,043,669
Retained earnings	(128,981)	(151,824)
Accumulated other comprehensive income (loss), net of tax	(2,571)	483
Total stockholders' equity	1,753,260	1,193,685
Total equity	3,540,526	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$19,934,398	$15,168,992

See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Management fees	$448,262	$292,434	$1,135,821	$823,150
Carried interest allocation	460,651	168,978	1,610,707	241,380
Incentive fees	696	7,194	19,420	4,276
Principal investment income	14,250	11,408	86,477	8,330
Administrative, transaction and other fees	24,860	9,852	49,501	28,897
Total revenues	948,719	489,866	2,901,926	1,106,033
Expenses
Compensation and benefits	335,569	194,267	837,108	559,482
Performance related compensation	331,141	122,356	1,208,954	191,565
General, administrative and other expenses	134,453	69,938	285,471	190,353
Expenses of Consolidated Funds	12,104	6,019	31,575	16,706
Total expenses	813,267	392,580	2,363,108	958,106
Other income (expense)
Net realized and unrealized gains (losses) on investments	8,334	(2,607)	18,744	(10,351)
Interest and dividend income	1,376	1,344	6,818	5,112
Interest expense	(11,523)	(6,815)	(25,125)	(18,203)
Other income, net	36,654	2,203	30,686	9,848
Net realized and unrealized gains (losses) on investments of Consolidated Funds	34,245	17,971	44,720	(153,268)
Interest and other income of Consolidated Funds	104,028	116,581	333,745	346,120
Interest expense of Consolidated Funds	(61,578)	(66,322)	(191,577)	(222,860)
Total other income (expense)	111,536	62,355	218,011	(43,602)
Income before taxes	246,988	159,641	756,829	104,325
Income tax expense	30,275	18,314	104,487	22,119
Net income	216,713	141,327	652,342	82,206
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	47,370	42,627	102,255	(38,593)
Net income attributable to Ares Operating Group entities	169,343	98,700	550,087	120,799
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	324	(1,007)	693	(1,007)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	84,293	52,162	264,646	48,926
Net income attributable to Ares Management Corporation	84,726	47,545	284,748	72,880
Less: Series A Preferred Stock dividends paid	—	5,425	10,850	16,275
Less: Series A Preferred Stock redemption premium	—	—	11,239	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$84,726	$42,120	$262,659	$56,605
Net income per share of Class A and non-voting common stock:
Basic	$0.49	$0.27	$1.55	$0.37
Diluted	$0.45	$0.27	$1.48	$0.37
Weighted-average shares of Class A and non-voting common stock:
Basic	168,931,621	143,466,209	161,071,151	131,866,471
Diluted	186,522,157	158,122,563	177,143,438	131,866,471

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$216,713	$141,327	$652,342	$82,206
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(11,324)	16,893	(18,439)	5,372
Total comprehensive income	205,389	158,220	633,903	87,578
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	42,015	50,300	89,784	(32,478)
Less: Comprehensive loss attributable to redeemable interest in Ares Operating Group entities	(32)	(365)	(67)	(365)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	81,947	56,290	262,492	48,281
Comprehensive income attributable to Ares Management Corporation	$81,459	$51,995	$281,694	$72,140

See accompanying notes to the condensed consolidated financial statements.

    Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Series A Preferred Stock	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2020	$298,761	$1,472	$—	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774
Changes in ownership interests and related tax benefits	—	26	—	(2)	(41,686)	—	—	(44,477)	—	(86,139)
Capital contributions	—	—	—	—	—	—	—	—	11,011	11,011
Dividends/Distributions	(5,425)	—	—	—	—	(74,684)	—	(67,084)	(38,829)	(186,022)
Net income	5,425	—	—	—	—	52,953	—	56,042	49,858	164,278
Currency translation adjustment, net of tax	—	—	—	—	—	—	(545)	(366)	(9,072)	(9,983)
Equity compensation	—	—	—	—	31,752	—	—	23,897	—	55,649
Balance at March 31, 2021	298,761	1,498	—	1,122	1,033,735	(173,555)	(62)	706,381	552,688	2,420,568
Changes in ownership interests and related tax benefits	—	3	—	—	(165,886)	—	—	143,867	—	(22,016)
Issuances of common stock	—	122	35	—	827,273	—	—	—	—	827,430
Capital contributions	—	—	—	54	—	—	—	317,595	34,994	352,643
Redemption of preferred stock	(310,000)	—	—	—	—	—	—	—	—	(310,000)
Dividends/Distributions	(5,425)	—	—	—	—	(82,825)	—	(63,585)	(33,460)	(185,295)
Net income	16,664	—	—	—	—	124,980	—	124,311	5,027	270,982
Currency translation adjustment, net of tax	—	—	—	—	—	—	758	558	1,956	3,272
Equity compensation	—	—	—	—	41,003	—	—	28,501	—	69,504
Stock option exercises	—	8	—	—	14,019	—	—	—	—	14,027
Balance at June 30, 2021	—	1,631	35	1,176	1,750,144	(131,400)	696	1,257,628	561,205	3,441,115
Changes in ownership interests and related tax benefits	—	38	—	(21)	79,787	—	—	(187,454)	—	(107,650)
Capital contributions	—	—	—	33	—	—	—	211,444	(126,339)	85,138
Dividends/Distributions	—	—	—	—	—	(82,307)	—	(68,083)	(12,481)	(162,871)
Net income	—	—	—	—	—	84,726	—	84,293	47,370	216,389
Currency translation adjustment, net of tax	—	—	—	—	—	—	(3,267)	(2,346)	(5,355)	(10,968)
Equity compensation	—	—	—	—	38,607	—	—	27,384	—	65,991
Stock option exercises	—	7	—	—	13,375	—	—	—	—	13,382
Balance at September 30, 2021	$—	$1,676	$35	$1,188	$1,881,913	$(128,981)	$(2,571)	$1,322,866	$464,400	$3,540,526

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$652,342	$82,206
Adjustments to reconcile net income to net cash provided by operating activities	71,133	184,586
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(1,688,085)	(766,399)
Cash flows due to changes in operating assets and liabilities	(149,438)	145,702
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(729,703)	366,367
Net cash provided by (used in) operating activities	(1,843,751)	12,462
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,152)	(8,608)
Acquisitions, net of cash acquired	(1,057,426)	(117,829)
Net cash used in investing activities	(1,072,578)	(126,437)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	827,430	383,154
Proceeds from Credit Facility	468,000	790,000
Proceeds from issuance of senior and subordinated notes	450,000	399,084
Repayments of Credit Facility	(318,000)	(860,000)
Dividends and distributions	(438,568)	(334,957)
Series A Preferred Stock dividends	(10,850)	(16,275)
Redemption of Series A Preferred Stock	(310,000)	—
Stock option exercises	27,409	78,959
Taxes paid related to net share settlement of equity awards	(221,287)	(75,657)
Other financing activities	1,976	(4,137)
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	919,666	123,713
Distributions to non-controlling interests in Consolidated Funds	(84,770)	(169,747)
Borrowings under loan obligations by Consolidated Funds	1,456,887	618,207
Repayments under loan obligations by Consolidated Funds	(74,909)	(104,794)
Net cash provided by financing activities	2,692,984	827,550
Effect of exchange rate changes	(20,763)	16,793
Net change in cash and cash equivalents	(244,108)	730,368
Cash and cash equivalents, beginning of period	539,812	138,384
Cash and cash equivalents, end of period	$295,704	$868,752
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units in connection with acquisitions	$511,069	$305,338

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

The Company and its wholly owned subsidiaries manages or controls certain entities that have been consolidated in the accompanying financials statements as described in “Note 2. Summary of Significant Accounting Policies.” These entities include Ares funds, co-investment entities, collateralized loan obligations or funds (collectively “CLOs”) and a special purpose acquisition company (“SPAC”) (collectively, the “Consolidated Funds”). In February 2021, the Company’s first sponsored SPAC, Ares Acquisition Corporation (NYSE: AAC) (“AAC”), consummated its initial public offering that raised capital of $1.0 billion. Prior to the completion of a business combination, the sponsor, a wholly owned subsidiary of the Company, owns the majority of the Class B ordinary shares outstanding of AAC, and consolidates AAC under the voting interest model.

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
As of September 30, 2021, the impact of the outbreak of the novel coronavirus (“COVID-19”) pandemic continues to unfold. As a result, management's estimates and assumptions may be subject to a higher degree of variability and volatility that may result in material differences from the current period.
The condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. All intercompany balances and transactions have been eliminated upon consolidation.

The Company has reclassified certain prior period amounts to conform to the current year presentation.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition, including the fair value of certain elements of contingent consideration, is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations are recognized as of the acquisition date at fair value based on the probability that contingency will be realized. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recognized as a bargain purchase gain. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

U.S. Treasury Securities, at Fair Value

U.S. Treasury securities, at fair value represents U.S. Treasury bills that were purchased with funds raised through the initial public offering of AAC, a consolidated SPAC that is presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. The U.S. Treasury bills have original maturities greater than three months when purchased and therefore are recorded at fair value. Interest income received on such securities is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds in the

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Condensed Consolidated Statements of Operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net realized and unrealized gains (losses) on investments of Consolidated Funds in the Condensed Consolidated Statements of Operations.

Redeemable Interest in Consolidated Funds

Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by AAC that are redeemable for cash by the public shareholders in the event that AAC does not complete a business combination or tender offer associated with stockholder approval provisions. The class A ordinary shareholders have redemption rights that are considered to be outside of AAC’s control. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. At September 30, 2021, all 100,000,000 Class A ordinary shares of AAC were classified outside of permanent equity.

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

(1)5,419,413 AOG Units were issued in connection with the Landmark Acquisition and increased Ares Owners Holdings L.P.’s ownership interest in the AOG entities.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following is a summary of the fair values of assets acquired and liabilities assumed for the Landmark Acquisition as of June 2, 2021, based upon third party valuations of certain intangible assets. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$25,685
Other tangible assets	23,411
Intangible assets:
Management contracts	425,880
Client relationships	197,160
Trade name	86,200
Total intangible assets	709,240
Total identifiable assets acquired	758,336
Accounts payable, accrued expenses and other liabilities	72,532
Net identifiable assets acquired	685,804
Goodwill	417,665
Net assets acquired	$1,103,469

The Company incurred $4.9 million of acquisition related costs that were expensed and reported within general, administrative and other expenses within the Condensed Consolidated Statements of Operations.
The carrying value of goodwill associated with Landmark was $417.7 million as of the acquisition date and is entirely allocated to the Secondary Solutions Group segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of Landmark.
In connection with the Landmark Acquisition, the Company allocated $425.9 million, $197.2 million and $86.2 million of the purchase price to the fair value of the management contracts, client relationships and trade name, respectively. The acquired management contracts and client relationships had a weighted average amortization period as of the acquisition date of 7.4 years and 11.8 years, respectively. The trade name was determined to have an indefinite useful life at the time of the Landmark Acquisition and is not subject to amortization as the Company intends Landmark to continue to operate under its brand name into perpetuity.
Landmark’s revenues and net income of $54.0 million and $26.8 million, respectively, are included in the Company’s Consolidated Statements of Operations for the period from June 2, 2021 through September 30, 2021.
Supplemental information of the Company’s consolidated results on an unaudited pro forma basis, as if the Landmark Acquisition had been consummated as of January 1, 2020, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total revenues	$948,719	$527,105	$2,966,540	$1,214,989
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$87,542	$37,570	$257,361	$41,263

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. These results are not necessarily indicative of the Company’s consolidated financial condition or statements of operations in future periods or the results that actually would have been realized had the Company and Landmark been a combined entity during the periods presented. These pro forma amounts have been calculated after applying the following adjustments that were directly attributable to the Landmark Acquisition:
•adjustments to include the impact of the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2020, together with the consequential tax effects;
•adjustments to include the AOG Units issued as consideration for the Landmark Acquisition, as if they were issued on January 1, 2020, and the resulting change in ownership attributable to Ares Management Corporation;

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
•adjustments to reflect the pro-rata economic ownership attributable to Ares Management Corporation;
•adjustments to reflect the tax effects of the Landmark Acquisition and the related adjustments as if Landmark had been included in the Company’s results as of January 1, 2020; and
•adjustments to include Landmark Acquisition related transaction costs in earnings for the nine months ended September 30, 2020.
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

Acquisition of Black Creek Group

On July 1, 2021, a subsidiary of the Company completed the acquisition of 100% of the equity interests of Black Creek Group’s U.S. real estate investment advisory and distribution business (“Black Creek”) in accordance with the purchase agreement entered into on May 20, 2021 (the “Black Creek Acquisition”). Black Creek is a leading real estate investment management firm that operates in core and core-plus real estate strategies across two non-traded Real Estate Investment Trusts (“REITs”) and various institutional fund vehicles. Following the completion of the Black Creek Acquisition, the results of Black Creek are included within the Real Estate Group segment.

In connection with the Black Creek Acquisition, the Company recorded a bargain purchase gain of $42.3 million that has been presented within other income (expense), net in the Condensed Consolidated Statements of Operations. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. The purchase agreement with Black Creek contains provisions obligating the Company to make a payment upon the achievement of certain revenue targets to certain senior professionals and advisors that is excluded from purchase consideration as it is subject to continued and future service. See “Note 9. Commitments and Contingencies” for a further description of this contingency.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets:

	Weighted Average Amortization Period as of September 30, 2021	As of September 30,	As of December 31,
		2021	2020
Management contracts	6.5 years	$641,737	$210,857
Client relationships	11.2 years	229,501	25,141
Trade name	8.7 years	11,079	11,079
Finite-lived intangible assets		882,317	247,077
Foreign currency translation		1,530	3,093
Total finite-lived intangible assets		883,847	250,170
Less: accumulated amortization		(85,157)	(28,082)
Finite-lived intangible assets, net		798,690	222,088
Management contracts		567,800	—
Trade name		86,200	—
Indefinite-lived intangible assets		654,000	—
Intangible assets, net		$1,452,690	$222,088

In connection with the Black Creek Acquisition, the Company allocated $576.2 million and $7.2 million of the purchase consideration to the fair value of management contracts and client relationships, respectively. Certain management contracts were determined to have indefinite useful lives at the time of the Black Creek Acquisition and are not subject to amortization. The remaining management contracts and client relationships had a weighted average amortization period as of the acquisition date of 6.1 years and 12.0 years, respectively.

Amortization expense associated with intangible assets was $32.8 million and $11.1 million for the three months ended September 30, 2021 and 2020, respectively, and $60.7 million and $13.7 million for the nine months ended September 30, 2021 and 2020 and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the third quarter of 2021, the Company accelerated the amortization of a collateral management contract due to the redemption of that CLO and removed $3.4 million of intangible assets that were fully amortized.

Goodwill

The following table summarizes the carrying value of goodwill that is included within other assets in the Condensed Consolidated Statements of Financial Condition:

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance as of December 31, 2020	$32,196	$58,600	$53,120	$—	$227,131	$371,047
Acquisitions	—	—	—	417,665	—	417,665
Foreign currency translation	—	—	219	(16)	(1,165)	(962)
Balance as of September 30, 2021	$32,196	$58,600	$53,339	$417,649	$225,966	$787,750

There was no impairment of goodwill recorded during the nine months ended September 30, 2021 and 2020. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
5. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Equity method investments:
Equity method private investment partnership interests - principal (1)	$492,482	$366,471	14.8%	21.8%
Equity method - carried interest (1)	2,625,319	1,145,853	79.0	68.1
Equity method private investment partnership interests and other (held at fair value)(1)	117,015	92,196	3.5	5.5
Equity method private investment partnership interests and other(1)	32,132	23,883	1.0	1.4
Total equity method investments	3,266,948	1,628,403	98.3	96.8
Collateralized loan obligations (2)	32,724	31,766	1.0	1.9
Other fixed income	21,583	21,583	0.6	1.3
Collateralized loan obligations and other fixed income, at fair value	54,307	53,349	1.6	3.2
Common stock, at fair value	1,410	1,007	0.1	0.1
Total investments	$3,322,665	$1,682,759

(1)Investment or portion of the investment is denominated in foreign currency and is translated into U.S. dollars at each reporting date.
(2)As of September 30, 2021 and December 31, 2020, includes $3.2 million and $3.4 million, respectively, of collateralized loan obligations that are attributable to the Class B Membership Interests.

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria.
The Company recognized net gains related to its equity method investments of $18.9 million and $8.9 million for the three months ended September 30, 2021 and 2020, respectively, and net gains of $99.3 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. The net gains were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Fixed income investments:
Bonds	$434,226	$397,494	3.9%	3.6%
Loans	9,389,769	10,012,948	82.6	92.1
U.S. Treasury securities	1,000,165	—	8.8	—
Investments in CLO warehouse	28,500	—	0.3	—
Total fixed income investments	10,852,660	10,410,442	95.6	95.7
Equity securities	264,202	227,031	2.3	2.1
Partnership interests	244,157	239,624	2.1	2.2
Total investments, at fair value	$11,361,019	$10,877,097

As of September 30, 2021, the SPAC’s investment in U.S. Treasury bills exceeded 5.0% of the Company’s total assets. The U.S. Treasury bills mature in November 2021 and have an interest yield of approximately 0.06%. At December 31, 2020, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

Contingent consideration: The Company generally determines the fair value of its contingent consideration liabilities by using a Monte Carlo simulation model. The model considers a range of assumptions including historical experience, prior period performance, current progress towards targets, probability-weighted scenarios, and management's own assumptions. The discount rate used is determined based on the weighted average cost of capital for the Company. The fair value of the

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Company's contingent consideration liabilities are classified as Level III. Liabilities recorded in connection with the Company’s contingent consideration are included within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition and the associated changes in fair value are included within other income (expense), net in the Condensed Consolidated Statements of Operations.

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2021:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$54,307	$—	$54,307
Common stock and other equity securities	—	1,410	108,397	—	109,807
Partnership interests	—	—	2,575	6,043	8,618
Total investments, at fair value	—	1,410	165,279	6,043	172,732
Derivatives-foreign exchange contracts and interest rate contracts	—	4,361	—	—	4,361
Total assets, at fair value	$—	$5,771	$165,279	$6,043	$177,093
Liabilities, at fair value
Derivatives-foreign exchange contracts	—	(265)	—	—	(265)
Contingent consideration	—	—	(41,413)	—	(41,413)
Total liabilities, at fair value	$—	$(265)	$(41,413)	$—	$(41,678)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$406,253	$27,973	$—	$434,226
Loans	—	9,015,066	374,703	—	9,389,769
U.S. Treasury securities	1,000,165	—	—	—	1,000,165
Investments in CLO warehouse	—	28,500	—	—	28,500
Total fixed income investments	1,000,165	9,449,819	402,676	—	10,852,660
Equity securities	3,366	1,590	259,246	—	264,202
Partnership interests	—	—	237,558	6,599	244,157
Total investments, at fair value	$1,003,531	$9,451,409	$899,480	$6,599	$11,361,019
Derivatives:
Asset swaps-other	—	—	325	—	325
Total derivative assets, at fair value	—	—	325	—	325
Total assets, at fair value	$1,003,531	$9,451,409	$899,805	$6,599	$11,361,344
Liabilities, at fair value
Derivatives:
Warrants	$(17,000)	$—	$—	$—	$(17,000)
Asset swaps-other	—	—	(1,513)	—	(1,513)
Total derivative liabilities, at fair value	(17,000)	—	(1,513)	—	(18,513)
Loan obligations of CLOs	—	(10,174,794)	—	—	(10,174,794)
Total liabilities, at fair value	$(17,000)	$(10,174,794)	$(1,513)	$—	$(10,193,307)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2021:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$107,240	$55,840	$2,575	$—	$165,655
Established in connection with acquisition	—	—	—	(34,200)	(34,200)
Purchases(1)	—	708	—	—	708
Sales/settlements(2)	—	(2,904)	—	—	(2,904)
Realized and unrealized appreciation (depreciation), net	1,157	663	—	(7,213)	(5,393)
Balance, end of period	$108,397	$54,307	$2,575	$(41,413)	$123,866
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$1,157	$675	$—	$(7,213)	$(5,381)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$229,300	$455,426	$255,278	$(1,658)	$938,346
Transfer in	—	18,792	—	—	18,792
Transfer out	—	(209,282)	—	—	(209,282)
Purchases(1)	27,346	219,180	—	—	246,526
Sales/settlements(2)	(313)	(88,584)	(30,000)	625	(118,272)
Amortized discounts/premiums	—	394	—	—	394
Realized and unrealized appreciation (depreciation), net	2,913	6,750	12,280	(155)	21,788
Balance, end of period	$259,246	$402,676	$237,558	$(1,188)	$898,292
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$2,912	$1,607	$12,280	$(63)	$16,736

(1)Purchases include paid-in-kind interest and securities received in connection with restructuring.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2020:

Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$67,355	$2,575	$84,634
Transfer in due to changes in consolidation	72,967	—	—	72,967
Purchases(1)	—	5,983	—	5,983
Sales/settlements(2)	—	(899)	—	(899)
Realized and unrealized appreciation (depreciation), net	(1,746)	3,175	—	1,429
Balance, end of period	$85,925	$75,614	$2,575	$164,114
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,746)	$3,175	$—	$1,429

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$42,259	$586,287	$312,636	$1,402	$942,584
Transfer in	—	96,671	—	—	96,671
Transfer out	—	(230,326)	—	—	(230,326)
Purchases(1)	150	118,558	—	—	118,708
Sales/settlements(2)	(25)	(73,010)	(2,000)	705	(74,330)
Amortized discounts/premiums	—	(135)	—	140	5
Realized and unrealized appreciation (depreciation), net	828	15,836	(1,402)	(393)	14,869
Balance, end of period	$43,212	$513,881	$309,234	$1,854	$868,181
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$878	$13,690	$(1,402)	$(604)	$12,562

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2021:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$88,412	$53,349	$2,575	$—	$144,336
Transfer in due to changes in consolidation	—	7,623	—	—	7,623
Established in connection with acquisition	—	—	—	(34,200)	(34,200)
Purchases(1)	19,278	1,689	—	—	20,967
Sales/settlements(2)	—	(12,120)	—	—	(12,120)
Realized and unrealized appreciation (depreciation), net	707	3,766	—	(7,213)	(2,740)
Balance, end of period	$108,397	$54,307	$2,575	$(41,413)	$123,866
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$707	$2,315	$—	$(7,213)	$(4,191)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$221,043	$542,305	$231,857	$1,060	$996,265
Transfer out due to changes in consolidation	(157)	(49,326)	—	—	(49,483)
Transfer in	2,195	47,818	—	—	50,013
Transfer out	(33)	(216,177)	—	—	(216,210)
Purchases(1)	36,201	437,426	13,000	—	486,627
Sales/settlements(2)	(876)	(371,006)	(32,000)	301	(403,581)
Amortized discounts/premiums	1	1,464	—	—	1,465
Realized and unrealized appreciation (depreciation), net	872	10,172	24,701	(2,549)	33,196
Balance, end of period	$259,246	$402,676	$237,558	$(1,188)	$898,292
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$790	$2,700	$24,701	$(1,670)	$26,521

(1)Purchases include paid-in-kind interest and securities received in connection with restructuring.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2020:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$69,183	$35,192	$119,079
Transfer in due to changes in consolidation	72,967	3,686	—	76,653
Purchases(1)	—	7,285	—	7,285
Sales/settlements(2)	—	(1,587)	(32,430)	(34,017)
Realized and unrealized depreciation, net	(1,746)	(2,953)	(187)	(4,886)
Balance, end of period	$85,925	$75,614	$2,575	$164,114
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,746)	$(1,917)	$5,511	$1,848

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Transfer in (out) due to changes in consolidation	(635)	392,672	—	—	392,037
Transfer in	—	146,839	—	—	146,839
Transfer out	—	(350,078)	—	—	(350,078)
Purchases(1)	551	256,514	64,000	—	321,065
Sales/settlements(2)	(714)	(249,027)	(58,000)	813	(306,928)
Amortized discounts/premiums	—	777	—	291	1,068
Realized and unrealized appreciation (depreciation), net	(41,978)	(22,952)	7,222	4,856	(52,852)
Balance, end of period	$43,212	$513,881	$309,234	$1,854	$868,181
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(41,930)	$(25,701)	$7,222	$4,439	$(55,970)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of September 30, 2021:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities	$14,704	Transaction price(1)	N/A	N/A	N/A
	46,765	Discounted cash flow	Discount Rates	14.0% - 20.0%	15.3%
	46,928	Market approach	Multiple of Book Value	1.5x	N/A
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	32,724	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,583	Other	N/A	N/A	N/A
Total assets	$165,279
Liabilities
Contingent consideration	$(8,600)	Monte Carlo simulation	Discount Rates	8%	N/A
			Volatility	17%	N/A
	$(32,813)	Other	N/A	N/A	N/A
Total liabilities	$(41,413)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$896	Market approach	EBITDA multiple(2)	1.8x - 83.3x	15.3x
	14	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	258,336	Transaction price(1)	N/A	N/A	N/A
Partnership interest	237,558	Discounted cash flow	Discount rate	22.4%	22.4%
Fixed income securities
	261,064	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	98,055	Income approach	Yield	1.8%-54.7%	6.5%
	14,791	Transaction price	N/A	N/A	N/A
	28,766	Other	N/A	N/A	N/A
Derivative instruments	325	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total assets	$899,805
Liabilities
Derivative instruments	$(1,513)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(1,513)

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

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $6.0 million and $1.2 million as of September 30, 2021 and December 31, 2020. The Company has no unfunded commitments for this investment.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of September 30, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign exchange contracts	$81,008	$4,352	$9,868	$265	$30,040	$1,440	$39,362	$1,565
Interest rate contracts	18,455	9	—	—	—	—	—	—
Total derivatives, at fair value(2)	$99,463	$4,361	$9,868	$265	$30,040	$1,440	$39,362	$1,565

	As of September 30, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Warrants	$—	$—	$230,000	$17,000	$—	$—	$—	$—
Asset swap - other	44,521	325	39,701	1,513	7,600	1,104	540	44
Total derivatives, at fair value(3)	$44,521	$325	$269,701	$18,513	$7,600	$1,104	$540	$44

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of September 30, 2021 and December 31, 2020, the Company had the right to, but elected not to, offset $0.3 million and $1.6 million of its derivative liabilities.
(3)As of September 30, 2021 and December 31, 2020, the Consolidated Funds offset $0.3 million and $0.4 million of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2021		As of December 31, 2020
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/31/2026	N/A	$150,000	1.13%	$—	—%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	247,802	4.21	247,285	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,045	3.28	395,713	3.28
2051 Subordinated Notes(4)	6/30/2021	6/30/2051	450,000	444,478	4.13	—	—
Total debt obligations				$1,238,325		$642,998

(1)The AOG entities are borrowers under the Credit Facility, which provides a $1.090 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 31, 2021, the Company amended the Credit Facility to, among other things, extend the maturity date from March 2025 to March 2026. As of September 30, 2021, base rate loans bear interest calculated based on the base rate plus 0.125% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.125%. The unused commitment fee is 0.10% per annum. There is a base rate and LIBOR floor of zero.
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
(4)The 2051 Subordinated Notes were issued in June 2021 by Ares Finance Co. III LLC, an indirect subsidiary of the Company, at 100.00% of par with interest paid semi-annually at a fixed-rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the 2051 Subordinated Notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the 2051 Subordinated Notes.

As of September 30, 2021, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2020	$5,232	$4,283	$—
Debt issuance costs incurred	1,282	—	5,568
Amortization of debt issuance costs	(929)	(446)	(46)
Unamortized debt issuance costs as of September 30, 2021	$5,585	$3,837	$5,522

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2021			As of December 31, 2020
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$9,577,725	$9,561,079	9.5	$9,796,442	$9,665,804	10.1
Subordinated notes(2)	723,567	613,715	8.3	482,391	292,272	10.2
Total loan obligations of Consolidated CLOs	$10,301,292	$10,174,794		$10,278,833	$9,958,076

(1)Original borrowings under the senior secured notes totaled $9.6 billion, with various maturity dates ranging from September 2026 to July 2034. The weighted average interest rate as of September 30, 2021 was 1.96%.
(2)Original borrowings under the subordinated notes totaled $723.6 million, with various maturity dates ranging from September 2026 to July 2034. The notes do not have contractual interest rates; instead, holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of September 30, 2021 and December 31, 2020, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding:

			As of September 30, 2021		As of December 31, 2020
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	3/4/2022	$71,500	$71,500	1.59%	$71,500	1.59%
	7/1/2023	18,000	17,740	1.63	17,909	1.75
	1/15/2022(2)	—	—	—	32,500	2.75
	7/23/2024	75,000	10,000	2.65	N/A	N/A
	9/24/2026	150,000	—	N/A	N/A	N/A
Total borrowings of Consolidated Funds			$99,240		$121,909

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)On July 23, 2021, the credit facility was terminated at the Consolidated Fund’s discretion.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2021, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of September 30, 2021 and December 31, 2020, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $732.8 million and $784.2 million, respectively.
Contingent Liabilities
In connection with the Landmark Acquisition, the Company established a management incentive program (the “Landmark MIP”) with certain professionals of Landmark. The Landmark MIP represents a contingent liability not to exceed $300.0 million and is based on the achievement of fundraising targets for certain Landmark funds during a measurement period.
The Company expects to settle this liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash component is recognized ratably over the measurement period, which will end on the earlier of the final fundraising date or December 31, 2022. Expense associated with the equity component is recognized ratably over the service period, which will continue for four years beyond the measurement period end date. The Landmark MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Condensed Consolidated Statements of Operations. At the measurement period end date, the cash component will be paid and restricted units for the balance of the Landmark MIP will be granted at fair value. The unpaid liability at the measurement period end date will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Landmark MIP at the measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of September 30, 2021, the fair value of the contingent liability was estimated to be $236.0 million. Compensation expense of $14.7 million and $19.3 million for the three months ended September 30, 2021 and for the period from June 2, 2021 through September 30, 2021, respectively, was recorded in the Condensed Consolidated Statements of Operations.
The purchase agreement with Black Creek contains provisions obligating the Company to make payments in an aggregate amount not to exceed $275.0 million to certain senior professionals and advisors upon the achievement of certain revenue targets through a measurement period no later than December 31, 2024. Because these future payments require continued service through the measurement period, this consideration is accounted for as compensation expense instead of as purchase consideration. The fair value of this contingent liability is remeasured at each reporting date with compensation expense recorded ratably over the service period, which is the Black Creek Acquisition date through the measurement period end date. As of September 30, 2021, the fair value of the contingent liability was $206.7 million and the Company recorded a contingent liability of $13.5 million within accrued compensation in the Consolidated Statements of Financial Condition. For the three months ended September 30 2021, compensation expense of $13.5 million was recorded within compensation and benefits expense within the Condensed Consolidated Statements of Operations.

The purchase agreement with Black Creek also contains a provision obligating the Company to make a payment to the sellers equal to 50% of the performance income realized for certain Black Creek funds for the year ended December 31, 2021. The fair value of this contingent obligation as of the acquisition date was $28.6 million. The contingent obligation is subject to remeasurement until settlement and changes in fair value from the acquisition date are recorded within other income (expense), net within the Condensed Consolidated Statements of Operations. As of September 30, 2021, the fair value of the contingent obligation was $32.8 million and recorded within due to affiliates within the Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Performance Income
Performance income is affected by changes in the fair values of the underlying investments in the funds that are advised by the Company. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and increasingly at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company will be obligated to repay carried interest that was received by the Company in excess of the amounts to which the Company is entitled. This contingent obligation is normally reduced by income taxes paid by the Company related to its carried interest.
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
At September 30, 2021 and December 31, 2020, if the Company assumed all existing investments were worthless, the amount of performance income subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $202.3 million and $326.4 million, respectively, of which approximately $158.0 million and $252.4 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such performance income. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2021 and December 31, 2020, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to twelve years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of September 30,	As of December 31,
	Classification	2021	2020
Operating lease assets	Right-of-use operating lease assets	$176,511	$154,742
Finance lease assets	Other assets(1)	1,164	1,386
Total lease assets		$177,675	$156,128

Operating lease liabilities	Operating lease liabilities	$214,681	$180,236
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	977	1,273
Total lease liabilities		$215,658	$181,509

(1) Finance lease assets are recorded net of accumulated amortization of $1.4 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Maturity of lease liabilities	Operating Leases	Finance Leases
2021	$10,591	$73
2022	41,989	598
2023	38,277	164
2024	36,579	162
2025	36,251	11
After 2025	66,683	—
Total future payments	230,370	1,008
Less: interest	15,689	31
Total lease liabilities	$214,681	$977

		Three months ended September 30,		Nine months ended September 30,
	Classification	2021	2020	2021	2020
Operating lease expense	General, administrative and other expenses	$9,697	$7,701	$27,203	$23,138
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	154	127	408	346
Interest on finance lease liabilities	Interest expense	7	11	24	33
Total lease expense		$9,858	$7,839	$27,635	$23,517

	Nine months ended September 30,
Other information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$26,704	$23,098
Operating cash flows for finance leases	34	48
Financing cash flows for finance leases	463	412
Leased assets obtained in exchange for new finance lease liabilities	189	—
Leased assets obtained in exchange for new operating lease liabilities	55,461	12,477

	As of September 30,	As of December 31,
Lease term and discount rate	2021	2020
Weighted-average remaining lease terms (in years):
Operating leases	6.1	6.0
Finance leases	2.1	2.6
Weighted-average discount rate:
Operating leases	2.97%	3.59%
Finance leases	2.91%	3.26%

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
The Company also has entered into agreements to be reimbursed for its expenses incurred for providing administrative services to certain related parties, including ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., ACF FinCo I L.P. and

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
CION Ares Diversified Credit Fund. As a result of the Black Creek Acquisition, the Company is party to agreements with each Black Creek fund to provide various services, such as administration, acquisition, development and property management, among others.

Employees and other related parties may be permitted to participate in co-investment vehicles that generally invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These co-investment vehicles generally do not require these individuals to pay management fees or performance income.
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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2021	2020
Due from affiliates:
Management fees receivable from non-consolidated funds	$347,078	$308,581
Incentive fee receivable from non-consolidated funds	579	21,495
Payments made on behalf of and amounts due from non-consolidated funds and employees	145,754	75,811
Due from affiliates—Company	$493,411	$405,887
Amounts due from portfolio companies and non-consolidated funds	$9,059	$17,172
Due from affiliates—Consolidated Funds	$9,059	$17,172
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$7,959	$4,808
Tax receivable agreement liability	97,698	62,505
Undistributed carried interest and incentive fees	64,675	27,322
Payments made by non-consolidated funds on behalf of and payable by the Company	32,106	5,551
Due to affiliates—Company	$202,438	$100,186

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

11. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $30.3 million and $104.5 million. For the three and nine months ended September 30, 2020, the Company recorded income tax expense of $18.3 million and $22.1 million, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three and nine months ended September 30, 2021 and 2020, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2021 and December 31, 2020, the Company recorded a net deferred tax asset of $29.9 million and $70.0 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
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

12. EARNINGS PER SHARE
For the three and nine months ended September 30, 2021, the Company had Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes. Additional information on the issuance of the non-voting common stock is discussed in “Note 14. Equity and Redeemable Interests.”

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, the treasury stock method was the more dilutive method. For the nine months ended September 30, 2020, the two-class method was the more dilutive method.

The computation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 excludes the following restricted units and AOG units, as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Restricted units	450	572	167	—
AOG Units	119,855,724	114,726,173	115,394,058	—

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$84,726	$42,120	$262,659	$56,605
Distributions on unvested restricted units	(1,440)	(2,757)	(8,142)	(7,715)
Undistributed earnings allocable to participating unvested restricted units	(306)	—	(2,858)	—
Net income available to Class A and non-voting common stockholders	$82,980	$39,363	$251,659	$48,890
Basic weighted-average shares of Class A and non-voting common stock	168,931,621	143,466,209	161,071,151	131,866,471
Basic earnings per share of Class A and non-voting common stock	$0.49	$0.27	$1.55	$0.37

Diluted earnings per share of Class A and non-voting common stock:
Net income available to Class A and non-voting common stockholders	$84,726	$42,120	$262,659	$56,605
Distributions on unvested restricted units	—	—	—	(7,715)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$84,726	$42,120	$262,659	$48,890
Effect of dilutive shares:
Restricted units	12,273,068	9,762,645	10,807,242	—
Options	5,317,468	4,893,709	5,265,045	—
Diluted weighted-average shares of Class A and non-voting common stock	186,522,157	158,122,563	177,143,438	131,866,471
Diluted earnings per share of Class A and non-voting common stock	$0.45	$0.27	$1.48	$0.37

Dividend declared and paid per Class A and non-voting common stock	$0.47	$0.40	$1.41	$1.20

13. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan (as amended, the "Equity Incentive Plan"). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2021, the total number of shares available for issuance under the Equity Incentive Plan reset to 44,510,451 shares and as of September 30, 2021, 38,972,964 shares remain available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is included in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Restricted units	$36,390	$30,036	$127,219	$86,804
Restricted units with a market condition	29,601	300	63,925	4,729
Options	—	—	—	43
Equity-based compensation expense	$65,991	$30,336	$191,144	$91,576

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

Restricted units are delivered net of the holder's payroll related taxes upon vesting. For the nine months ended September 30, 2021, 8.2 million restricted units vested and 4.4 million shares of Class A common stock were delivered to the holders. For the nine months ended September 30, 2020, 4.7 million restricted units vested and 2.6 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the nine months ended September 30, 2021, the Company declared dividends of $0.47 per share to Class A common stockholders at the close of business on March 17, 2021, June 16, 2021 and September 16, 2021. For the three and nine months ended September 30, 2021, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $6.4 million and $21.7 million, respectively, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2021	16,299,664	$24.30
Granted	9,667,989	46.16
Vested	(6,278,948)	20.70
Forfeited	(1,255,502)	30.48
Balance - September 30, 2021	18,433,203	$36.33

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $504.8 million as of September 30, 2021 and is expected to be recognized over the remaining weighted average period of 3.5 years.

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

Below is a summary of the significant assumptions used to estimate the grant date fair value of market condition awards:

Closing price of the Company's common shares as of valuation date	$45.76
Risk-free interest rate	0.88%
Volatility	35.0%
Dividend yield	3.5%
Cost of equity	10.0%

The following table presents the market condition awards' activity:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2021	—	$—
Granted	2,150,000	32.86
Vested	(1,925,000)	33.21
Forfeited	(225,000)	29.84
Balance - September 30, 2021	—	$—

During the nine months ended September 30, 2021, the market-priced vesting condition was met for all four tranches of the market condition awards and resulted in the acceleration of $43.4 million of compensation expense. Tranche I was met during the second quarter of 2021 and Tranche II, III and IV were met during the third quarter of 2021, and the compensation expense was accelerated during each of the quarters of $14.0 million and $29.4 million, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Options
A summary of options activity during the nine months ended September 30, 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2021	8,312,203	$18.99	3.4	$233,251
Granted	—	—	—	—
Exercised	(1,489,789)	18.94	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - September 30, 2021	6,822,414	$19.00	2.6	$374,073
Exercisable at September 30, 2021	6,822,414	$19.00	2.6	$374,073

Net cash proceeds from exercises of stock options were $27.4 million for the nine months ended September 30, 2021. The Company realized tax benefits of approximately $9.6 million from those exercises.

14. EQUITY AND REDEEMABLE INTEREST
Common Stock

The Company's common stock consists of Class A, Class B, Class C and non-voting common stock, each $0.01 par value per share. The non-voting common stock has the same economic rights as the Class A common stock. Sumitomo Mitsui Banking Corporation (“SMBC”) is the sole holder of the non-voting common stock. The Class B common stock and Class C common stock are non-economic and holders are not entitled to dividends from the Company or to receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC is the sole holder of the Class B common stock and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock.
In February 2021, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in February 2022. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the nine months ended September 30, 2021 and 2020, the Company did not repurchase any shares as part of the stock repurchase program.
On April 5, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with SMBC. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to SMBC approximately $250.0 million of the Company’s common stock (consisting of 3,489,911 shares of non-voting common stock and 1,234,200 shares of Class A common stock) at a price per share equal to the public offering price of Class A common stock being offered pursuant to the Offering (as defined below), less underwriting discounts and commissions (the “Private Placement”). The Private Placement closed on April 8, 2021 and resulted in gross proceeds to the Company of approximately $250.0 million before deducting offering expenses.
On April 6, 2021, the Company entered into an underwriting agreement pursuant to which the Company agreed to issue and sell 10,925,000 shares of the Class A common stock (including 1,425,000 shares of Class A common stock sold pursuant to the exercise of the underwriters' option to purchase additional shares of Class A common stock) (collectively, the “Offering”). The Offering closed on April 8, 2021 and resulted in gross proceeds to the Company of approximately $578.2 million before deducting offering expenses.

Offering expenses for the Private Placement and Offering amounted to approximately $0.7 million. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with issuances of common stock in additional paid-in-capital within the Condensed Consolidated Statements of Changes in Equity.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2021	147,182,562	—	1,000	112,447,618	259,631,180
Issuance of stock(1)	12,159,200	3,489,911	—	8,744,296	24,393,407
Exchanges of AOG Units	2,330,367	—	—	(2,330,367)	—
Redemptions of AOG Units	—	—	—	(58,290)	(58,290)
Stock option exercises, net of shares withheld for tax	1,460,388	—	—	—	1,460,388
Vesting of restricted stock awards, net of shares withheld for tax	4,448,648	—	—	—	4,448,648
Balance - September 30, 2021	167,581,165	3,489,911	1,000	118,803,257	289,875,333

(1) Issuances of Class C Common stock corresponds with increases in Ares Owners Holdings L.P.’s ownership interest in the AOG entities.

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of September 30, 2021		As of December 31, 2020		Three months ended September 30,		Nine months ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2021	2020	2021	2020
Ares Management Corporation	171,071,076	59.02%	147,182,562	56.69%	58.50%	55.57%	58.26%	53.33%
Ares Owners Holdings, L.P.	118,803,257	40.98	112,447,618	43.31	41.50	44.43	41.74	46.67
Total	289,874,333	100.00%	259,630,180	100.00%

Preferred Stock

As of December 31, 2020, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. As and if declared by the Company’s board of directors, dividends on the Series A Preferred Stock are payable quarterly at a rate per annum equal to 7.00%. The Series A Preferred Stock could be redeemed at the Company’s option, in whole or in part, at any time on or after June 30, 2021, at a price per share of $25.00.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - January 1, 2021	$100,366
Net income	32
Currency translation adjustment, net of tax	(590)
Balance- March 31, 2021	$99,808
Net income	$337
Currency translation adjustment, net of tax	186
Distribution	(300)
Balance- June 30, 2021	$100,031
Net income	$324
Currency translation adjustment, net of tax	(356)
Distribution	(1,350)
Balance- September 30, 2021	$98,649

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - January 1, 2021	$—
Redemption value	930,924
Balance- March 31, 2021	$930,924
Change in redemption value	(14,100)
Balance- June 30, 2021	$916,824
Change in redemption value	83,176
Balance- September 30, 2021	$1,000,000

15. SEGMENT REPORTING
The Company operates through its distinct operating segments that are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, multi-asset credit, alternative credit investments and direct lending. The syndicated loans strategy focuses on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily targets first lien secured debt, with a secondary focus on second lien secured loans and subordinated and other unsecured loans. The high yield bond strategy seeks to deliver a diversified portfolio of liquid, traded non-investment grade corporate bonds, including secured, unsecured and subordinated debt instruments. Multi-asset credit is a “go anywhere” strategy designed to offer investors a flexible solution to global credit investing by allowing us to tactically allocate between multiple asset classes in various market conditions. The alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. The alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, structural protections and cash flow velocity. The direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets and has a multi-channel origination strategy designed to address a broad set of investment opportunities in the middle market. The direct lending team maintains a flexible investment strategy with the capability to invest in first lien senior secured loans (including “unitranche” loans which are loans that combine senior and subordinated debt, generally in a first lien position), second lien senior secured loans, subordinated debt, preferred equity and non-control equity co-investments in private middle market companies. U.S. direct lending activities are managed through a publicly traded business development company, ARCC, as well as through private commingled funds and separately managed accounts (“SMAs”).

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Private Equity Group: The Private Equity Group manages investment strategies broadly categorizes its investment activities into three strategies: Corporate Private Equity, Special Opportunities and Infrastructure and Power. In the Corporate Private Equity strategy, the Company targets four principal transactions types: prudently leveraged control buyouts, growth equity, rescue/deleveraging capital and distressed buyouts/discounted debt accumulation together with the broad resources of potential investment opportunities. This flexible capital approach, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active in different markets and to be highly selective in making investments across various market environments. In the Special Opportunities strategy, the Company employs a flexible capital strategy to target non-control positions across a broad spectrum of stressed, distressed and opportunistic situations. The Infrastructure and Power strategy targets value-added approach that seeks to source and structure essential infrastructure assets with strong downside protection and potential for capital appreciation throughout the climate infrastructure, natural gas generation, and energy transportation sectors.

Real Estate Group: The Real Estate Group manages comprehensive real estate equity and debt strategies, focusing on activities categorized as core, value-add, and opportunistic. Real Estate equity strategies involve high-quality properties and locations and de-risked developments with an opportunity to create value through repositioning, lease-up, re-tenanting, redevelopment, and/or complex recapitalizations. The group targets assets located in liquid markets with diversified economies in order to deliver compelling, risk-adjusted returns through a combination of asset selectivity and disciplined portfolio management. The U.S. core investment activities focus on the acquisition of assets secured by long-term cash flows and durable tenancy diversified across geographies and end-user industries. The core strategy encompasses industrial, multifamily, office, necessity-based retail, and other property types across major metropolitan economies. The value-add investment activities focus on acquiring underperforming, income-producing, institutional-quality assets that can be improved through select value-creation initiatives across the U.S. and Europe. The opportunistic activities focus on capitalizing on distressed and special situations, repositioning underperforming assets and undertaking select development and redevelopment projects across the U.S. and Europe. Additionally, the Ares Real Estate Group has specialized operating and investment capabilities specifically in the industrial sector through its vertically integrated operating platform. The Company’s debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and invest in a wide range of financing opportunities in the U.S. In addition to managing private commingled funds and SMAs investing in equity and debt strategies, the Real Estate Group also makes investments through Black Creek Diversified Property Fund, Inc. (“DPF”) and Black Creek Industrial REIT IV, Inc. (“BCI IV”), its non-traded REITs, and ACRE, a publicly traded commercial mortgage REIT.

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

The OMG consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management and distribution. The OMG includes Ares Wealth Management Solutions (“WMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s investment companies and partnerships, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to the Company’s reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.

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

Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (a) operating results of the Consolidated Funds, (b) depreciation and amortization expense, (c) the effects of changes arising from corporate actions, (d) unrealized gains and losses related to performance income and investment performance and (e) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended September 30, 2021
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$271,591	$69,591	$55,160	$41,064	16,544	$453,950	$—	$453,950
Other fees	5,798	370	3,681	—	2	9,851	3,446	13,297
Compensation and benefits	(86,502)	(26,773)	(29,160)	(11,955)	(5,316)	(159,706)	(66,107)	(225,813)
General, administrative and other expenses	(14,930)	(6,238)	(5,420)	(2,593)	(1,774)	(30,955)	(28,142)	(59,097)
Fee related earnings	175,957	36,950	24,261	26,516	9,456	273,140	(90,803)	182,337
Performance income—realized	6,332	34,316	4,693	—	—	45,341	—	45,341
Performance related compensation—realized	(3,079)	(27,483)	(3,166)	—	—	(33,728)	—	(33,728)
Realized net performance income	3,253	6,833	1,527	—	—	11,613	—	11,613
Investment income—realized	618	2,020	1,699	—	1,025	5,362	—	5,362
Interest and other investment income (expense)—realized	4,716	4,861	918	699	163	11,357	(270)	11,087
Interest expense	(2,392)	(2,726)	(1,683)	(427)	(4,135)	(11,363)	(160)	(11,523)
Realized net investment income (loss)	2,942	4,155	934	272	(2,947)	5,356	(430)	4,926
Realized income	$182,152	$47,938	$26,722	$26,788	$6,509	$290,109	$(91,233)	$198,876

	Three months ended September 30, 2020
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$208,371	$54,653	$23,787	$—	$13,320	$300,131	$—	$300,131
Other fees	4,898	2	5	—	6	4,911	—	4,911
Compensation and benefits	(74,373)	(21,224)	(13,011)	—	(4,241)	(112,849)	(41,551)	(154,400)
General, administrative and other expenses	(13,789)	(6,002)	(2,987)	—	(1,514)	(24,292)	(19,519)	(43,811)
Fee related earnings	125,107	27,429	7,794	—	7,571	167,901	(61,070)	106,831
Performance income—realized	7,069	115,997	199	—	—	123,265	—	123,265
Performance related compensation—realized	(4,131)	(93,284)	(123)	—	—	(97,538)	—	(97,538)
Realized net performance income	2,938	22,713	76	—	—	25,727	—	25,727
Investment income—realized	—	16,351	486	—	—	16,837	—	16,837
Interest and other investment income (expense)—realized	1,962	1,065	1,308	—	(4)	4,331	(503)	3,828
Interest expense	(2,340)	(2,216)	(1,389)	—	(729)	(6,674)	(141)	(6,815)
Realized net investment income (loss)	(378)	15,200	405	—	(733)	14,494	(644)	13,850
Realized income	$127,667	$65,342	$8,275	$—	$6,838	$208,122	$(61,714)	$146,408

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2021
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$764,702	$171,019	$115,602	$53,962	$48,963	$1,154,248	$—	$1,154,248
Other fees	18,494	726	4,604	—	82	23,906	3,446	27,352
Compensation and benefits	(252,783)	(73,534)	(60,767)	(16,244)	(15,440)	(418,768)	(158,943)	(577,711)
General, administrative and other expenses	(37,716)	(17,499)	(12,064)	(3,452)	(5,580)	(76,311)	(69,872)	(146,183)
Fee related earnings	492,697	80,712	47,375	34,266	28,025	683,075	(225,369)	457,706
Performance income—realized	78,255	159,479	12,255	—	—	249,989	—	249,989
Performance related compensation—realized	(49,433)	(127,706)	(8,167)	—	—	(185,306)	—	(185,306)
Realized net performance income	28,822	31,773	4,088	—	—	64,683	—	64,683
Investment income—realized	1,858	5,308	4,182	—	1,347	12,695	—	12,695
Interest and other investment income—realized	14,354	10,716	3,892	701	2,824	32,487	170	32,657
Interest expense	(5,372)	(6,032)	(3,930)	(432)	(8,962)	(24,728)	(397)	(25,125)
Realized net investment income (loss)	10,840	9,992	4,144	269	(4,791)	20,454	(227)	20,227
Realized income	$532,359	$122,477	$55,607	$34,535	$23,234	$768,212	$(225,596)	$542,616

	Nine months ended September 30, 2020
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$606,596	$160,206	$71,459	$—	$13,320	$851,581	$—	$851,581
Other fees	12,057	142	716	—	6	12,921	—	12,921
Compensation and benefits	(222,063)	(62,946)	(38,159)	—	(4,241)	(327,409)	(114,916)	(442,325)
General, administrative and other expenses	(41,626)	(16,083)	(9,185)	—	(1,514)	(68,408)	(56,877)	(125,285)
Fee related earnings	354,964	81,319	24,831	—	7,571	468,685	(171,793)	296,892
Performance income—realized	16,085	276,469	27,106	—	—	319,660	—	319,660
Performance related compensation—realized	(12,142)	(222,949)	(17,484)	—	—	(252,575)	—	(252,575)
Realized net performance income	3,943	53,520	9,622	—	—	67,085	—	67,085
Investment income (loss)—realized	(843)	35,866	2,740	—	—	37,763	(5,698)	32,065
Interest and other investment income (expense)—realized	13,166	2,364	3,024	—	(4)	18,550	(588)	17,962
Interest expense	(6,391)	(6,106)	(3,715)	—	(729)	(16,941)	(1,262)	(18,203)
Realized net investment income (loss)	5,932	32,124	2,049	—	(733)	39,372	(7,548)	31,824
Realized income	$364,839	$166,963	$36,502	$—	$6,838	$575,142	$(179,341)	$395,801

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Segment revenues
Management fees	$453,950	$300,131	$1,154,248	$851,581
Other fees	9,851	4,911	23,906	12,921
Performance income—realized	45,341	123,265	249,989	319,660
Total segment revenues	$509,142	$428,307	$1,428,143	$1,184,162
Segment expenses
Compensation and benefits	$159,706	$112,849	$418,768	$327,409
General, administrative and other expenses	30,955	24,292	76,311	68,408
Performance related compensation—realized	33,728	97,538	185,306	252,575
Total segment expenses	$224,389	$234,679	$680,385	$648,392
Segment realized net investment income
Investment income—realized	$5,362	$16,837	$12,695	$37,763
Interest and other investment income —realized	11,357	4,331	32,487	18,550
Interest expense	(11,363)	(6,674)	(24,728)	(16,941)
Total segment realized net investment income	$5,356	$14,494	$20,454	$39,372

The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total consolidated revenue	$948,719	$489,866	$2,901,926	$1,106,033
Performance (income) loss—unrealized	(415,317)	(52,488)	(1,381,697)	77,866
Management fees of Consolidated Funds eliminated in consolidation	11,051	11,719	33,416	33,601
Incentive fees of Consolidated Funds eliminated in consolidation	—	—	1,528	(70)
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,264	4,448	13,157	12,249
Administrative fees(1)	(15,632)	(9,216)	(34,754)	(27,715)
OMG revenue	(3,446)	—	(3,446)	—
Performance income (loss) reclass(2)	680	(291)	1,285	(3,664)
Principal investment income, net of eliminations	(14,250)	(11,408)	(86,477)	(8,330)
Net income of non-controlling interests in consolidated subsidiaries	(6,927)	(4,323)	(16,795)	(5,808)
Total consolidation adjustments and reconciling items	(439,577)	(61,559)	(1,473,783)	78,129
Total segment revenue	$509,142	$428,307	$1,428,143	$1,184,162

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total consolidated expenses	$813,267	$392,580	$2,363,108	$958,106
Performance related compensation-unrealized	(296,044)	(24,818)	(1,022,393)	61,010
Expenses of Consolidated Funds added in consolidation	(23,206)	(17,737)	(66,653)	(50,237)
Expenses of Consolidated Funds eliminated in consolidation	11,102	11,718	35,078	33,531
Administrative fees(1)	(15,632)	(9,216)	(34,754)	(27,715)
OMG expenses	(94,249)	(61,070)	(228,815)	(171,793)
Acquisition and merger-related expense	(754)	(3,474)	(18,364)	(9,430)
Equity compensation expense	(65,991)	(30,336)	(191,144)	(91,576)
Acquisition-related compensation expense(2)	(28,194)	—	(32,824)	—
Deferred placement fees	(32,413)	(2,942)	(33,740)	(18,677)
Depreciation and amortization expense	(36,668)	(14,336)	(71,742)	(26,197)
Expense of non-controlling interests in consolidated subsidiaries	(6,829)	(5,690)	(17,372)	(8,630)
Total consolidation adjustments and reconciling items	(588,878)	(157,901)	(1,682,723)	(309,714)
Total segment expenses	$224,389	$234,679	$680,385	$648,392

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents compensation expense associated with contingent obligations recorded in connection with the Landmark Acquisition and the Black Creek Acquisition and is presented in compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total consolidated other income (expense)	$111,536	$62,355	$218,011	$(43,602)
Investment (income) loss—unrealized	(3,609)	1,479	(60,588)	83,369
Interest and other investment (income) loss—unrealized	(1,405)	(1,390)	3,057	(10,330)
Other (income) loss from Consolidated Funds added in consolidation, net	(76,287)	(68,132)	(178,195)	20,719
Other expense from Consolidated Funds eliminated in consolidation, net	(4,973)	(3,470)	(13,783)	(11,478)
OMG other (income) expense	37	(1,820)	646	(781)
Performance (income) loss reclass(1)	(680)	291	(1,285)	3,664
Principal investment income (loss)	20,719	18,080	96,448	(24,951)
Other (income) expense, net	(34,812)	9,534	(34,666)	9,903
Other (income) loss of non-controlling interests in consolidated subsidiaries	(5,170)	(2,433)	(9,191)	12,859
Total consolidation adjustments and reconciling items	(106,180)	(47,861)	(197,557)	82,974
Total segment realized net investment income	$5,356	$14,494	$20,454	$39,372

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income before taxes	$246,988	$159,641	$756,829	$104,325
Adjustments:
Depreciation and amortization expense	36,668	14,336	71,742	26,197
Equity compensation expense	65,991	30,336	191,144	91,576
Acquisition-related compensation expense(1)	28,194	—	32,824	—
Acquisition and merger-related expense	7,967	3,490	26,188	9,815
Deferred placement fees	32,413	2,942	33,740	18,677
OMG expense, net	90,840	59,250	226,015	171,012
Other (income) expense, net	(42,025)	9,518	(42,490)	9,518
Net (income) expense of non-controlling interests in consolidated subsidiaries	(5,268)	(1,066)	(8,614)	15,681
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(47,372)	(42,744)	(102,331)	38,446
Total performance (income) loss—unrealized	(415,317)	(52,488)	(1,381,697)	77,866
Total performance related compensation—unrealized	296,044	24,818	1,022,393	(61,010)
Total investment (income) loss—unrealized	(5,014)	89	(57,531)	73,039
Realized income	290,109	208,122	768,212	575,142
Total performance income—realized	(45,341)	(123,265)	(249,989)	(319,660)
Total performance related compensation—realized	33,728	97,538	185,306	252,575
Total investment income—realized	(5,356)	(14,494)	(20,454)	(39,372)
Fee related earnings	$273,140	$167,901	$683,075	$468,685

(1)Represents compensation expense associated with contingent obligations recorded in connection with the Landmark Acquisition and the Black Creek Acquisition and is presented in compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of September 30,	As of December 31,
	2021	2020
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$340,988	$224,203
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	478,164	391,963
Assets of consolidated VIEs	12,190,617	11,580,003
Liabilities of consolidated VIEs	11,238,928	10,716,438

(1)As of September 30, 2021 and December 31, 2020, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $104.4 million and $107.7 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$38,597	$42,627	$84,285	$(38,593)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of September 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$295,704	$—	$—	$295,704
Investments (includes $2,625,319 of accrued carried interest)	3,804,023	—	(481,358)	3,322,665
Due from affiliates	517,504	—	(24,093)	493,411
Other assets	1,006,870	—	—	1,006,870
Intangible assets, net	1,452,690	—	—	1,452,690
Right-of-use operating lease assets	176,511	—	—	176,511
Assets of Consolidated Funds
Cash and cash equivalents	—	1,581,433	—	1,581,433
U.S. Treasury securities, at fair value	—	1,000,165	—	1,000,165
Investments, at fair value	—	10,356,640	4,214	10,360,854
Due from affiliates	—	19,089	(10,030)	9,059
Receivable for securities sold	—	187,230	—	187,230
Other assets	—	47,806	—	47,806
Total assets	$7,253,302	$13,192,363	$(511,267)	$19,934,398
Liabilities
Accounts payable, accrued expenses and other liabilities	$218,171	$—	$(10,030)	$208,141
Accrued compensation	309,569	—	—	309,569
Due to affiliates	202,438	—	—	202,438
Performance related compensation payable	1,895,343	—	—	1,895,343
Debt obligations	1,238,325	—	—	1,238,325
Operating lease liabilities	214,681	—	—	214,681
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	102,883	(13,198)	89,685
Due to affiliates	—	19,880	(19,880)	—
Payable for securities purchased	—	863,007	—	863,007
CLO loan obligations, at fair value	—	10,220,040	(45,246)	10,174,794
Fund borrowings	—	99,240	—	99,240
Total liabilities	4,078,527	11,305,050	(88,354)	15,295,223
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,000	—	1,000,000
Redeemable interest in Ares Operating Group entities	98,649	—	—	98,649
Non-controlling interest in Consolidated Funds	—	887,313	(422,913)	464,400
Non-controlling interest in Ares Operating Group entities	1,322,866	—	—	1,322,866
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (zero shares issued and outstanding)	—	—	—	—
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (167,581,165 shares issued and outstanding)	1,676	—	—	1,676
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,803,257 shares issued and outstanding)	1,188	—	—	1,188
Additional paid-in-capital	1,881,913	—	—	1,881,913
Retained earnings	(128,981)	—	—	(128,981)
Accumulated other comprehensive loss, net of tax	(2,571)	—	—	(2,571)
Total stockholders' equity	1,753,260	—	—	1,753,260
Total equity	3,076,126	887,313	(422,913)	3,540,526
Total liabilities, redeemable interest, non-controlling interests and equity	$7,253,302	$13,192,363	$(511,267)	$19,934,398

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$539,812	$—	$—	$539,812
Investments (includes $1,145,853 of accrued carried interest)	2,064,517	—	(381,758)	1,682,759
Due from affiliates	426,021	—	(20,134)	405,887
Other assets	590,543	—	(211)	590,332
Intangible assets, net	222,087	—	—	222,087
Right-of-use operating lease assets	154,742	—	—	154,742
Assets of Consolidated Funds
Cash and cash equivalents	—	522,377	—	522,377
Investments, at fair value	—	10,873,522	3,575	10,877,097
Due from affiliates	—	27,377	(10,205)	17,172
Receivable for securities sold	—	121,225	—	121,225
Other assets	—	35,502	—	35,502
Total assets	$3,997,722	$11,580,003	$(408,733)	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$125,494	$—	$(10,205)	$115,289
Accrued compensation	103,010	—	—	103,010
Due to affiliates	100,186	—	—	100,186
Performance related compensation payable	813,378	—	—	813,378
Debt obligations	642,998	—	—	642,998
Operating lease liabilities	180,236	—	—	180,236
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	46,824	—	46,824
Due to affiliates	—	16,770	(16,770)	—
Payable for securities purchased	—	514,946	—	514,946
CLO loan obligations	—	10,015,989	(57,913)	9,958,076
Fund borrowings	—	121,909	—	121,909
Total liabilities	1,965,302	10,716,438	(84,888)	12,596,852
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	100,366	—	—	100,366
Non-controlling interest in Consolidated Funds	—	863,565	(323,845)	539,720
Non-controlling interest in Ares Operating Group entities	738,369	—	—	738,369
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (147,182,562 shares issued and outstanding)	1,472	—	—	1,472
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (112,447,618 share issued and outstanding)	1,124	—	—	1,124
Additional paid-in-capital	1,043,669	—	—	1,043,669
Retained earnings	(151,824)	—	—	(151,824)
Accumulated other comprehensive income, net of tax	483	—	—	483
Total stockholders' equity	1,193,685	—	—	1,193,685
Total equity	1,932,054	863,565	(323,845)	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$3,997,722	$11,580,003	$(408,733)	$15,168,992

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$459,313	$—	$(11,051)	$448,262
Carried interest allocation	460,651	—	—	460,651
Incentive fees	696	—	—	696
Principal investment income	20,719	—	(6,469)	14,250
Administrative, transaction and other fees	29,124	—	(4,264)	24,860
Total revenues	970,503	—	(21,784)	948,719
Expenses
Compensation and benefits	335,569	—	—	335,569
Performance related compensation	331,141	—	—	331,141
General, administrative and other expense	134,453	—	—	134,453
Expenses of the Consolidated Funds	—	23,206	(11,102)	12,104
Total expenses	801,163	23,206	(11,102)	813,267
Other income (expense)
Net realized and unrealized gains on investments	2,759	—	5,575	8,334
Interest and dividend income	2,702	—	(1,326)	1,376
Interest expense	(11,523)	—	—	(11,523)
Other income, net	36,338	—	316	36,654
Net realized and unrealized gains on investments of the Consolidated Funds	—	36,695	(2,450)	34,245
Interest and other income of the Consolidated Funds	—	104,344	(316)	104,028
Interest expense of the Consolidated Funds	—	(64,752)	3,174	(61,578)
Total other income	30,276	76,287	4,973	111,536
Income before taxes	199,616	53,081	(5,709)	246,988
Income tax expense	30,273	2	—	30,275
Net income	169,343	53,079	(5,709)	216,713
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	53,079	(5,709)	47,370
Net income attributable to Ares Operating Group entities	169,343	—	—	169,343
Less: Net income attributable to redeemable interest in Ares Operating Group entities	324	—	—	324
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	84,293	—	—	84,293
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$84,726	$—	$—	$84,726

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$304,153	$—	$(11,719)	$292,434
Carried interest allocation	168,978	—	—	168,978
Incentive fees	7,194	—	—	7,194
Principal investment income	18,080	—	(6,672)	11,408
Administrative, transaction and other fees	14,300	—	(4,448)	9,852
Total revenues	512,705	—	(22,839)	489,866
Expenses
Compensation and benefits	194,267	—	—	194,267
Performance related compensation	122,356	—	—	122,356
General, administrative and other expense	69,938	—	—	69,938
Expenses of the Consolidated Funds	—	17,737	(11,718)	6,019
Total expenses	386,561	17,737	(11,718)	392,580
Other income (expense)
Net realized and unrealized gains (losses) on investments	2,303	—	(4,910)	(2,607)
Interest and dividend income	1,602	—	(258)	1,344
Interest expense	(6,815)	—	—	(6,815)
Other income (expense), net	(6,337)	—	8,540	2,203
Net realized and unrealized gains on investments of the Consolidated Funds	—	9,850	8,121	17,971
Interest and other income of the Consolidated Funds	—	126,100	(9,519)	116,581
Interest expense of the Consolidated Funds	—	(67,818)	1,496	(66,322)
Total other income (expense)	(9,247)	68,132	3,470	62,355
Income before taxes	116,897	50,395	(7,651)	159,641
Income tax expense	18,197	117	—	18,314
Net income	98,700	50,278	(7,651)	141,327
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	50,278	(7,651)	42,627
Net income attributable to Ares Operating Group entities	98,700	—	—	98,700
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,007)	—	—	(1,007)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	52,162	—	—	52,162
Net income attributable to Ares Management Corporation	47,545	—	—	47,545
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Net income attributable to Ares Management Corporation Class A common stockholders	$42,120	$—	$—	$42,120

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,169,237	$—	$(33,416)	$1,135,821
Carried interest allocation	1,610,707	—	—	1,610,707
Incentive fees	20,948	—	(1,528)	19,420
Principal investment income	96,448	—	(9,971)	86,477
Administrative, transaction and other fees	62,658	—	(13,157)	49,501
Total revenues	2,959,998	—	(58,072)	2,901,926
Expenses
Compensation and benefits	837,108	—	—	837,108
Performance related compensation	1,208,954	—	—	1,208,954
General, administrative and other expense	285,471	—	—	285,471
Expenses of the Consolidated Funds	—	66,653	(35,078)	31,575
Total expenses	2,331,533	66,653	(35,078)	2,363,108
Other income (expense)
Net realized and unrealized gains on investments	10,602	—	8,142	18,744
Interest and dividend income	9,695	—	(2,877)	6,818
Interest expense	(25,125)	—	—	(25,125)
Other income, net	30,861	—	(175)	30,686
Net realized and unrealized gains on investments of the Consolidated Funds	—	46,541	(1,821)	44,720
Interest and other income of the Consolidated Funds	—	333,570	175	333,745
Interest expense of the Consolidated Funds	—	(201,916)	10,339	(191,577)
Total other income	26,033	178,195	13,783	218,011
Income before taxes	654,498	111,542	(9,211)	756,829
Income tax expense	104,411	76	—	104,487
Net income	550,087	111,466	(9,211)	652,342
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	111,466	(9,211)	102,255
Net income attributable to Ares Operating Group entities	550,087	—	—	550,087
Less: Net income attributable to redeemable interest in Ares Operating Group entities	693	—	—	693
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	264,646	—	—	264,646
Net income attributable to Ares Management Corporation	284,748	—	—	284,748
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$262,659	$—	$—	$262,659

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$856,751	$—	$(33,601)	$823,150
Carried interest allocation	241,380	—	—	241,380
Incentive fees	4,206	—	70	4,276
Principal investment income (loss)	(24,951)	—	33,281	8,330
Administrative, transaction and other fees	41,146	—	(12,249)	28,897
Total revenues	1,118,532	—	(12,499)	1,106,033
Expenses
Compensation and benefits	559,482	—	—	559,482
Performance related compensation	191,565	—	—	191,565
General, administrative and other expense	190,353	—	—	190,353
Expenses of the Consolidated Funds	—	50,237	(33,531)	16,706
Total expenses	941,400	50,237	(33,531)	958,106
Other income (expense)
Net realized and unrealized losses on investments	(25,360)	—	15,009	(10,351)
Interest and dividend income	8,102	—	(2,990)	5,112
Interest expense	(18,203)	—	—	(18,203)
Other income, net	1,100	—	8,748	9,848
Net realized and unrealized losses on investments of the Consolidated Funds	—	(148,826)	(4,442)	(153,268)
Interest and other income of the Consolidated Funds	—	355,639	(9,519)	346,120
Interest expense of the Consolidated Funds	—	(227,532)	4,672	(222,860)
Total other expense	(34,361)	(20,719)	11,478	(43,602)
Income (loss) before taxes	142,771	(70,956)	32,510	104,325
Income tax expense	21,972	147	—	22,119
Net income (loss)	120,799	(71,103)	32,510	82,206
Less: Net loss attributable to non-controlling interests in Consolidated Funds	—	(71,103)	32,510	(38,593)
Net income attributable to Ares Operating Group entities	120,799	—	—	120,799
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,007)	—	—	(1,007)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	48,926	—	—	48,926
Net income attributable to Ares Management Corporation	72,880	—	—	72,880
Less: Series A Preferred Stock dividends paid	16,275	—	—	16,275
Net income attributable to Ares Management Corporation Class A common stockholders	$56,605	$—	$—	$56,605

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$550,087	$111,466	$(9,211)	$652,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(28,467)	—	99,600	71,133
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,697,529)	9,444	(1,688,085)
Cash flows due to changes in operating assets and liabilities	(153,361)	—	3,923	(149,438)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	—	343,253	(1,072,956)	(729,703)
Net cash provided by (used in) operating activities	368,259	(1,242,810)	(969,200)	(1,843,751)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,152)	—	—	(15,152)
Acquisitions, net of cash acquired	(1,057,426)	—	—	(1,057,426)
Net cash used in investing activities	(1,072,578)	—	—	(1,072,578)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	827,430	—	—	827,430
Proceeds from Credit Facility	468,000	—	—	468,000
Proceeds from subordinated notes	450,000	—	—	450,000
Repayments of Credit Facility	(318,000)	—	—	(318,000)
Dividends and distributions	(438,568)	—	—	(438,568)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—	—	(310,000)
Stock option exercises	27,409	—	—	27,409
Taxes paid related to net share settlement of equity awards	(221,287)	—	—	(221,287)
Other financing activities	1,976	—	—	1,976
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	1,027,454	(107,788)	919,666
Distributions to non-controlling interests in Consolidated Funds	—	(102,701)	17,931	(84,770)
Borrowings under loan obligations by Consolidated Funds	—	1,456,887	—	1,456,887
Repayments under loan obligations by Consolidated Funds	—	(74,909)	—	(74,909)
Net cash provided by financing activities	476,110	2,306,731	(89,857)	2,692,984
Effect of exchange rate changes	(15,899)	(4,864)	—	(20,763)
Net change in cash and cash equivalents	(244,108)	1,059,057	(1,059,057)	(244,108)
Cash and cash equivalents, beginning of period	539,812	522,377	(522,377)	539,812
Cash and cash equivalents, end of period	$295,704	$1,581,434	$(1,581,434)	$295,704
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units in connection with acquisitions	$511,069	$—	$—	$511,069

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$120,799	$(71,103)	$32,510	$82,206
Adjustments to reconcile net income to net cash provided by operating activities	207,358	—	(22,772)	184,586
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(733,607)	(32,792)	(766,399)
Cash flows due to changes in operating assets and liabilities	152,691	—	(6,989)	145,702
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	105,992	260,375	366,367
Net cash provided by (used in) operating activities	480,848	(698,718)	230,332	12,462
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,608)	—	—	(8,608)
Cash paid for asset acquisition	(117,829)	—	—	(117,829)
Net cash used in investing activities	(126,437)	—	—	(126,437)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock	383,154	—	—	383,154
Proceeds from Credit Facility	790,000	—	—	790,000
Proceeds from Senior Notes	399,084	—	—	399,084
Repayments of Credit Facility	(860,000)	—	—	(860,000)
Dividends and distributions	(334,957)	—	—	(334,957)
Series A Preferred Stock dividends	(16,275)	—	—	(16,275)
Stock option exercises	78,959	—	—	78,959
Taxes paid related to net share settlement of equity awards	(75,657)	—	—	(75,657)
Other financing activities	(4,137)	—	—	(4,137)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	138,760	(15,047)	123,713
Distributions to non-controlling interests in Consolidated Funds	—	(195,598)	25,851	(169,747)
Borrowings under loan obligations by Consolidated Funds	—	618,207	—	618,207
Repayments under loan obligations by Consolidated Funds	—	(104,794)	—	(104,794)
Net cash provided by financing activities	360,171	456,575	10,804	827,550
Effect of exchange rate changes	15,786	1,007	—	16,793
Net change in cash and cash equivalents	730,368	(241,137)	241,137	730,368
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$868,752	$365,185	$(365,185)	$868,752
Supplemental disclosure of non-cash financing activities
Issuance of Class A common stock in connection with acquisitions	$305,388	$—	$—	$305,338

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
17. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2021 through the date the condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2021, the Company's board of directors declared a quarterly dividend of $0.47 per share of Class A and non-voting common stock payable on December 31, 2021 to common stockholders of record at the close of business on December 17, 2021.

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
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. As of September 30, 2021, approximately 94% of our management fees were derived from perpetual capital vehicles and other long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

Performance across global capital markets continued its positive trajectory as inflationary concerns and the spread of the COVID-19 Delta variant were overshadowed by improving corporate credit fundamentals and strengthening market demand.

Despite bouts of volatility throughout the quarter, U.S. high yield bonds had positive returns as strong company earnings, declining default rates and moderating primary market activity provided a supportive tailwind in the asset class. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, returned 0.9% in the quarter and 4.7% in the year-to-date period. Meanwhile, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned 1.1% in the quarter and 4.7% in the year-to-date period. The CSLLI resumed its rally amid ongoing retail inflows, strong CLO origination and lighter issuance. With rising interest rate risk, robust demand for lower quality, lower duration assets continued to provide a supportive technical backdrop in the asset class.

European high yield and leveraged loan markets rallied alongside its U.S. counterparts amid modest corporate earnings, strong economic data prints and a supportive technical backdrop as issuance meaningfully moderated during the quarter. The ICE BAML European Currency High Yield Index returned 0.7% in the quarter and 3.7% in the year-to-date period, while the Credit Suisse Western European Leveraged Loan Index returned 1.0% in the quarter and 3.9% in the year-to-date period.

Global equity markets were relatively flat in performance as supply chain issues, labor shortages, and complications with the COVID-19 Delta variant were prevalent during the quarter. The S&P 500 Index had positive returns of 0.6% in the quarter and 15.9% in the year-to-date period. Whereas the MSCI All Country World ex USA Index returned a negative 3.0% for the quarter and a positive 5.9% for the year-to-date period. Private equity market activity remained robust throughout the quarter as the recovery from the COVID-19 pandemic continued. This activity has extended to the secondaries markets, which continue to be robust across the private equity, real estate and infrastructure strategies during the quarter. The significant level of dry powder and availability of low-rate, competitive debt financing also helped fuel the private equity markets.

With the European and U.S. economies continuing to recover over the quarter, real estate values have continued to increase following declines from the onset of the global pandemic. Certain property types are recovering at an accelerated rate, led by the industrial subsector. Signs of stabilization are beginning to appear for the office subsector as employees return back to the office, particularly in the U.S., though the sector has not fully recovered to pre-pandemic levels. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices returned a negative 0.4% and a negative 0.5%, respectively, for the quarter and returned 6.9% and 19.0%, respectively, for the year-to-date period.

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

The tables below present rollforwards of our total AUM by segment:

($ in millions)	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 6/30/2021	$167,587	$30,732	$19,725	$19,476	$10,366	$247,886
Acquisitions	—	—	13,719	—	—	13,719
Net new par/equity commitments	9,050	1,977	2,077	1,130	213	14,447
Net new debt commitments	5,533	200	250	—	—	5,983
Capital reductions	(381)	(2)	(41)	—	(29)	(453)
Distributions	(944)	(1,491)	(707)	(535)	202	(3,475)
Redemptions	(267)	—	(28)	—	—	(295)
Change in fund value	655	1,280	1,506	672	84	4,197
Balance at 9/30/2021	$181,233	$32,696	$36,501	$20,743	$10,836	$282,009
Average AUM(1)	$174,412	$31,715	$28,114	$20,110	$10,601	$264,952

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 6/30/2020	$117,413	$26,602	$14,395	$—	$—	$158,410
Acquisitions	—	—	—	—	6,871	6,871
Net new par/equity commitments	10,111	475	26	—	190	10,802
Net new debt commitments	1,701	—	23	—	—	1,724
Capital reductions	(206)	(18)	(186)	—	—	(410)
Distributions	(568)	(1,066)	(161)	—	(122)	(1,917)
Redemptions	(301)	(5)	—	—	—	(306)
Change in fund value	3,078	702	282	—	1	4,063
Balance at 9/30/2020	$131,228	$26,690	$14,379	$—	6,940	$179,237
Average AUM(2)	$124,323	$26,647	$14,388	$—	$6,906	$172,264

(1) Represents a two-point average of quarter-end balances for each period.
(2) Represents a two-point average of quarter-end balances for each period; except for Strategic Initiatives, which represents the average calculated using AUM on the date of the SSG Acquisition and the subsequent quarter-end.

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$27,439	$14,808	$—	$9,261	$196,980
Acquisitions	—	—	13,719	19,513	—	33,232
Net new par/equity commitments	24,999	2,296	4,745	1,231	1,393	34,664
Net new debt commitments	13,496	200	2,655	—	29	16,380
Capital reductions	(2,491)	(7)	(273)	—	(29)	(2,800)
Distributions	(2,504)	(3,519)	(1,370)	(659)	(178)	(8,230)
Redemptions	(1,242)	—	(35)	—	—	(1,277)
Change in fund value	3,503	6,287	2,252	658	360	13,060
Balance at 9/30/2021	$181,233	$32,696	$36,501	$20,743	$10,836	$282,009
Average AUM(1)	$161,353	$29,972	$22,042	$19,911	$10,089	$243,367

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2019	$110,543	$25,166	$13,207	$—	$—	$148,916
Acquisitions	2,693	—	—	—	6,871	9,564
Net new par/equity commitments	14,257	5,593	1,992	—	190	22,032
Net new debt commitments	5,704	—	287	—	—	5,991
Capital reductions	(350)	(133)	(222)	—	—	(705)
Distributions	(1,905)	(3,293)	(993)	—	(122)	(6,313)
Redemptions	(1,592)	(5)	—	—	—	(1,597)
Change in fund value	1,878	(638)	108	—	1	1,349
Balance at 9/30/2020	$131,228	$26,690	$14,379	$—	$6,940	$179,237
Average AUM(2)	$117,924	$25,119	$14,024	$—	$6,906	$163,973

(1) Represents a four-point average of quarter-end balances for each period, except for Secondary Solutions, which represents the average calculated using AUM on the date of the Landmark Acquisition and on each subsequent quarter-end.
(2) Represents a four-point average of quarter-end balances for each period, except for Strategic Initiatives, which represents the average calculated using AUM on the date of the SSG Acquisition and the subsequent quarter-end.

The components of our AUM are presented below as of ($ in billions):

AUM: $282.0	AUM: $179.2

FPAUM	AUM not yet paying fees	Non-fee paying(1)(2)

(1) Includes $8.5 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2021 and 2020.
(2) Includes $3.1 billion and $2.2 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2021 and 2020, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented
Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment:

($ in millions)	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 6/30/2021	$99,588	$18,732	$11,817	$16,927	$6,621	$153,685
Acquisitions	—	—	7,155	—	—	7,155
Commitments	2,864	1,751	1,323	278	233	6,449
Subscriptions/deployment/increase in leverage	6,095	576	1,464	7	379	8,521
Capital reductions	(335)	—	—	—	(121)	(456)
Distributions	(1,468)	(809)	(375)	(73)	(273)	(2,998)
Redemptions	(296)	—	(28)	—	—	(324)
Change in fund value	(46)	5	588	83	53	683
Change in fee basis	—	(6)	(5)	(37)	—	(48)
Balance at 9/30/2021	$106,402	$20,249	$21,939	$17,185	$6,892	$172,667
Average FPAUM(1)	$102,997	$19,491	$16,879	$17,057	$6,757	$163,181

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 6/30/2020	$78,744	$17,473	$9,331	$—	$—	$105,548
Acquisitions	—	—	—	—	4,183	4,183
Commitments	323	210	43	—	—	576
Subscriptions/deployment/increase in leverage	2,152	310	76	—	278	2,816
Capital reductions	(547)	—	(2)	—	(22)	(571)
Distributions	(686)	(219)	(85)	—	(174)	(1,164)
Redemptions	(281)	—	—	—	—	(281)
Change in fund value	1,600	(33)	156	—	—	1,723
Change in fee basis	—	(22)	(86)	—	24	(84)
Balance at 9/30/2020	$81,305	$17,719	$9,433	$—	$4,289	$112,746
Average FPAUM(2)	$80,027	$17,596	$9,383	$—	$4,236	$111,242

(1) Represents a two-point average of quarter-end balances for each period.
(2) Represents a two-point average of quarter-end balances for each period; except for Strategic Initiatives, which represents the average calculated using FPAUM on the date of the SSG Acquisition and the subsequent quarter-end.
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2020	$88,017	$21,172	$10,252	$—	$6,596	$126,037
Acquisitions	—	—	7,155	16,839	—	23,994
Commitments	6,705	2,171	2,885	378	(66)	12,073
Subscriptions/deployment/increase in leverage	17,178	1,843	2,187	9	1,504	22,721
Capital reductions	(1,618)	—	(32)	—	(302)	(1,952)
Distributions	(3,783)	(2,002)	(903)	(73)	(952)	(7,713)
Redemptions	(1,298)	—	(35)	—	—	(1,333)
Change in fund value	1,201	5	567	81	112	1,966
Change in fee basis	—	(2,940)	(137)	(49)	—	(3,126)
Balance at 9/30/2021	$106,402	$20,249	$21,939	$17,185	$6,892	$172,667
Average FPAUM(1)	$96,407	$19,670	$13,708	$16,984	$6,684	$153,453

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2019	$71,880	$17,040	$7,963	$—	$—	$96,883
Acquisitions	2,596	—	—	—	4,183	6,779
Commitments	2,844	210	1,541	—	—	4,595
Subscriptions/deployment/increase in leverage	9,691	1,330	608	—	278	11,907
Capital reductions	(1,519)	—	(49)	—	(22)	(1,590)
Distributions	(2,866)	(801)	(394)	—	(174)	(4,235)
Redemptions	(1,605)	—	—	—	—	(1,605)
Change in fund value	324	(39)	161	—	—	446
Change in fee basis	(40)	(21)	(397)	—	24	(434)
Balance at 9/30/2020	$81,305	$17,719	$9,433	$—	$4,289	$112,746
Average FPAUM(2)	$76,922	$17,313	$8,987	$—	$4,236	$107,458

(1) Represents a four-point average of quarter-end balances for each period, except for Secondary Solutions, which represents the average calculated using FPAUM on the date of the Landmark Acquisition and on each subsequent quarter-end.
(2) Represents a four-point average of quarter-end balances for each period, except for Strategic Initiatives, which represents the average calculated using FPAUM on the date of the SSG Acquisition and on the subsequent quarter-end.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $172.7	FPAUM: $112.7

Invested capital/other(1)	Market value(2)	Capital commitments	Collateral balances (at par)

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $38.3 billion and $20.3 billion from funds that primarily invest in illiquid strategies as of September 30, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Credit	Private Equity	Real Estate	Secondary Solutions	Strategic Initiatives
The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Estate	Secondary Solutions	Strategic Initiatives

As of September 30, 2021, AUM not yet paying fees of $55.3 billion could generate approximately $539.4 million in potential incremental annual management fees, of which $488.7 million relates to $50.3 billion of AUM that is available for future deployment. As of September 30, 2020, AUM not yet paying fees of $39.3 billion could have generated approximately $413.3 million in potential incremental annual management fees, of which $386.1 million relates to $36.3 billion of AUM that was available for future deployment.

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the three months ended September 30, 2021 and 2020, 94% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

Perpetual Capital - Commingled Funds	Perpetual Capital - Managed Accounts	Long-Dated Funds(1)	Other(2)

(1) Long-dated funds generally have a contractual life of five years or more at inception.
(2) Other primarily represents managed accounts or co-investment vehicles that (i) are not considered long-dated and (ii) do not meet the criteria of perpetual capital.
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
To further facilitate an understanding of the impact a significant fund may have on our results, we present our drawdown funds as either harvesting investments or deploying capital to indicate the fund's stage in its life cycle. A fund harvesting investments is generally not seeking to deploy capital into new investment opportunities, while a fund deploying capital is generally seeking new investment opportunities.

Consolidation and Deconsolidation of Ares Funds
In February 2021, our first sponsored SPAC, Ares Acquisition Corporation (“AAC”), consummated its initial public offering that raised capital of $1.0 billion. Prior to the completion of a business combination, the sponsor, a wholly owned subsidiary, owns the majority of the Class B ordinary shares outstanding of AAC. We consolidate AAC under the voting interest model and reflect the results of the SPAC as a Consolidated Fund.

Consolidated Funds represented approximately 5% of our AUM as of September 30, 2021, 3% of our management fees and less than 1% of our carried interest and incentive fees for the nine months ended September 30, 2021. As of September 30, 2021, we consolidated 22 CLOs, 10 private funds and one SPAC, and as of September 30, 2020, we consolidated 21 CLOs and seven private funds.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2021, we deconsolidated one CLO as a result of significant change in ownership and during the nine months ended September 30, 2020, we deconsolidated one private fund as a result of liquidation/dissolution.
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

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Management fees	$448,262	$292,434	$155,828	53%	$1,135,821	$823,150	$312,671	38%
Carried interest allocation	460,651	168,978	291,673	173	1,610,707	241,380	1,369,327	NM
Incentive fees	696	7,194	(6,498)	(90)	19,420	4,276	15,144	NM
Principal investment income	14,250	11,408	2,842	25	86,477	8,330	78,147	NM
Administrative, transaction and other fees	24,860	9,852	15,008	152	49,501	28,897	20,604	71
Total revenues	948,719	489,866	458,853	94	2,901,926	1,106,033	1,795,893	162
Expenses
Compensation and benefits	335,569	194,267	(141,302)	(73)	837,108	559,482	(277,626)	(50)
Performance related compensation	331,141	122,356	(208,785)	(171)	1,208,954	191,565	(1,017,389)	NM
General, administrative and other expenses	134,453	69,938	(64,515)	(92)	285,471	190,353	(95,118)	(50)
Expenses of Consolidated Funds	12,104	6,019	(6,085)	(101)	31,575	16,706	(14,869)	(89)
Total expenses	813,267	392,580	(420,687)	(107)	2,363,108	958,106	(1,405,002)	(147)
Other income (expense)
Net realized and unrealized gains (losses) on investments	8,334	(2,607)	10,941	NM	18,744	(10,351)	29,095	NM
Interest and dividend income	1,376	1,344	32	2	6,818	5,112	1,706	33
Interest expense	(11,523)	(6,815)	(4,708)	(69)	(25,125)	(18,203)	(6,922)	(38)
Other income, net	36,654	2,203	34,451	NM	30,686	9,848	20,838	212
Net realized and unrealized gains (losses) on investments of Consolidated Funds	34,245	17,971	16,274	91	44,720	(153,268)	197,988	NM
Interest and other income of Consolidated Funds	104,028	116,581	(12,553)	(11)	333,745	346,120	(12,375)	(4)
Interest expense of Consolidated Funds	(61,578)	(66,322)	4,744	7	(191,577)	(222,860)	31,283	14
Total other income (expense)	111,536	62,355	49,181	79	218,011	(43,602)	261,613	NM
Income before taxes	246,988	159,641	87,347	55	756,829	104,325	652,504	NM
Income tax expense	30,275	18,314	(11,961)	(65)	104,487	22,119	(82,368)	NM
Net income	216,713	141,327	75,386	53	652,342	82,206	570,136	NM
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	47,370	42,627	4,743	11	102,255	(38,593)	140,848	NM
Net income attributable to Ares Operating Group entities	169,343	98,700	70,643	72	550,087	120,799	429,288	NM
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	324	(1,007)	1,331	NM	693	(1,007)	1,700	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	84,293	52,162	32,131	62	264,646	48,926	215,720	NM
Net income attributable to Ares Management Corporation	84,726	47,545	37,181	78	284,748	72,880	211,868	291
Less: Series A Preferred Stock dividends paid	—	5,425	(5,425)	(100)	10,850	16,275	(5,425)	(33)
Less: Series A Preferred Stock redemption premium	—	—	—	—	11,239	—	(11,239)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$84,726	$42,120	42,606	101	$262,659	$56,605	206,054	NM

NM - Not Meaningful

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Consolidated Results of Operations of the Company
Management Fees. Management fees increased by $155.8 million, or 53%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $312.7 million, or 38%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by higher FPAUM from capital deployment in direct lending funds. Management fees also increased by $17.9 million for the three and nine month periods in connection with the Black Creek Acquisition that was completed on July 1, 2021. In addition, the Landmark Acquisition was completed on June 2, 2021 and contributed $41.1 million and $54.0 million for the three and nine months ended September 30, 2021, respectively. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $291.7 million, or 173%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $1,369.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The activity was principally composed of the following:

($ in millions)	Three months ended September 30, 2021	Primary Drivers	Three months ended September 30, 2020	Primary Drivers
Credit funds	$92.6
Primarily from four direct lending funds and one alternative credit fund with $16.1 billion of IGAUM generating returns in excess of their hurdle rates. Ares Private Credit Solutions, L.P. (“PCS”) and Ares Capital Europe IV L.P. (“ACE IV”) generated carried interest allocation of $11.7 million and $27.5 million, respectively. Ares Capital Europe V L.P. (“ACE V”) also generated $18.0 million of carried interest allocation. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. Ares Capital Europe III, L.P. (“ACE III”) generated carried interest allocation of $10.5 million driven by net investment income during the period. Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $16.0 million that was driven by market appreciation of various investments.
			$62.9
Primarily from three direct lending funds and one alternative credit fund with $10.5 billion of IGAUM generating returns in excess of their hurdle rates. PCS and ACE IV generated carried interest allocation of $19.4 million and $17.6 million, respectively, that was driven by net investment income on an increasing invested capital base. Pathfinder generated carried interest allocation of $9.7 million primarily driven by net investment income during the period. ACE III generated carried interest allocation of $9.4 million primarily due to a partial recovery of unrealized losses related to market volatility driven by the COVID-19 pandemic.

Private equity funds	227.2
Market appreciation across several portfolio company investments, primarily operating in the services and technology, retail and healthcare industries, generated carried interest allocation of $141.5 million from Ares Corporate Opportunities V, L.P. (“ACOF V”), $72.5 million from Ares Special Opportunities Fund, L.P. (“ASOF”) and $16.9 million from Ares Corporate Opportunities VI, L.P. (“ACOF VI”). Market depreciation across several investments led to a reversal of carried interest allocation for Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) of $6.9 million, primarily due to a lower stock price for The AZEK Company (“AZEK”), and Ares Energy Investors Fund V, L.P. (“EIF V”) of $7.1 million primarily due to a decrease in value of certain energy investments.
			82.0
ACOF IV generated carried interest allocation of $43.7 million primarily driven by market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $24.2 million for ASOF. The market appreciation was driven by the recovery of investment valuations from the market lows from the COVID-19 pandemic.

Real estate funds	103.5	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multi-family assets, generated carried interest allocation of $11.5 million from US Real Estate Fund VIII, L.P. (“US VIII”), $35.8 million from US Real Estate Fund IX, L.P. ("US IX"), $12.7 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”), $11.0 million from Ares European Real Estate Fund IV, L.P. ("EF IV") and $13.8 million from Ares European Real Estate Fund V SCSp. ("EF V").	24.1	Market appreciation from properties within real estate equity funds that was driven by the recovery of valuations from the market lows from the COVID-19 pandemic, primarily from two of our U.S. real estate equity funds and EF IV in the amount of $9.1 million and $11.2 million, respectively.
Secondary solutions funds	37.7	Market appreciation of certain investments held in Landmark Equity Partners XVI, L.P. (“LEP XVI”) and Landmark Real Estate Partners VIII, L.P. (“LREP VIII”) that generated carried interest allocation of $14.1 million and $17.3 million, respectively.	—	N/A
Strategic initiatives funds	(0.4)	Reversal driven by the market influence of residential housing lending in Asia on certain investments held in Ares SSG Secured Lending Opportunities III, L.P. ("SLO III").	—	N/A
Carried interest allocation	$460.6		$169.0

($ in millions)	Nine months ended September 30, 2021	Primary Drivers	Nine months ended September 30, 2020	Primary Drivers
Credit funds	$292.8
Primarily from four direct lending funds and one alternative credit fund with $16.1 billion of IGAUM generating returns in excess of their hurdle rates. PCS and ACE IV generated carried interest allocation of $45.3 million and $84.7 million, respectively. ACE V also generated carried interest allocation of $32.5 million. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. ACE III generated carried interest allocation of $36.4 million primarily driven by net investment income during the period. In addition, Pathfinder generated carried interest allocation of $43.3 million that was driven by market appreciation of various investments.
			$77.9	Primarily from two direct lending funds and one alternative credit fund with $8.0 billion of IGAUM generating returns in excess of their hurdle rates. PCS and ACE IV generated carried interest allocation of $25.7 million and $34.1 million, respectively, driven by net investment income on an increasing invested capital base that was partially offset by net unrealized losses on investments that were primarily incurred during the first quarter of 2020 due to the market volatility driven by the COVID-19 pandemic. Pathfinder generated carried interest allocation of $10.1 million primarily driven by net investment income during the period.
Private equity funds	992.0	ACOF IV generated carried interest allocation of $171.1 million primarily due to market appreciation of its investment in AZEK driven by its higher stock price. In addition, market appreciation across several portfolio company investments, primarily operating in the services and technology, retail and healthcare industries, generated carried interest allocation of $532.2 million from ACOF V, $192.4 million from ASOF and $63.9 million from ACOF VI.	152.6	ACOF IV generated carried interest allocation of $199.7 million primarily due to market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $53.1 million for ASOF. Market depreciation across several investments led to the reversal of unrealized carried interest allocation of $75.1 million for ACOF V and $27.4 million for Ares Energy Opportunities Fund, L.P. ("AEOF"). The market depreciation for investments of these funds was driven by depressed prices in the energy market.
Real estate funds	226.9	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multi-family assets, generated carried interest allocation of $33.1 million from US VIII, $61.6 million from US IX, $17.5 million from AREOF III, $10.9 million from EF IV and $61.3 million from EF V.	10.9	Market appreciation from properties within real estate equity funds that was driven by the recovery of valuations from the market lows from the COVID-19 pandemic. In addition, there were gains generated in multiple funds resulting from the sale of a pan-European logistics portfolio at a higher price than the December 31, 2019 price. This activity was offset by net market depreciation that led to the reversal of unrealized carried interest allocation, primarily from US IX and EF IV in the amount of $6.8 million and $4.6 million, respectively.
Secondary solutions funds	98.9	Market appreciation of certain investments held in LEP XVI and LREP VIII that generated carried interest allocation of $54.6 million and $26.1 million, respectively.	—	N/A
Strategic initiatives funds	0.1	Market appreciation of certain investments held in SLO III.	—	N/A
Carried interest allocation	$1,610.7		$241.4

Incentive Fees. Incentive fees decreased by $6.5 million, or 90%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased by $15.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The activity was principally composed of the following:

($ in millions)	Three months ended September 30, 2021	Primary Drivers	Three months ended September 30, 2020	Primary Drivers
Credit funds	$0.1	Incentive fees that crystallized during the period from one alternative credit fund.	$7.2	Incentive fees that crystallized during the period from one alternative credit fund.
Real estate funds	0.6	Incentive fees generated from ACRE.	—	No activity.
Incentive fees	$0.7		$7.2

($ in millions)	Nine months ended September 30, 2021	Primary Drivers	Nine months ended September 30, 2020	Primary Drivers
Credit funds	$17.5	Incentive fees that crystallized during the period from one alternative credit fund and from one CLO as a result of restructuring activity.	$4.0	Incentive fees that crystallized during the period from one alternative credit fund, partially offset by a one-time reversal of incentive fees following management's decision to extend the measurement period after the fees were crystallized.
Real estate funds	1.9	Incentive fees generated from ACRE.	0.3	Incentive fees generated from ACRE.
Incentive fees	$19.4		$4.3

Principal Investment Income. Principal investment income increased by $2.8 million, or 25%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $78.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The activity for the three months ended September 30, 2021 was driven by market appreciation of several investments in funds within our private equity secondaries, real estate secondaries and special opportunities strategies. The activity for the nine months ended September 30, 2021 was primarily driven by market appreciation of various investments within our corporate private equity extended value fund, ACOF VI and within our private equity secondaries, real estate secondaries and special opportunities strategies. The COVID-19 pandemic caused extreme volatility during 2020. The global equity and credit markets experienced significant downturns in the first quarter of 2020 that were followed by a recovery in the second and third quarters of 2020.

    Administrative, Transaction and Other Fees. Administrative, transaction and other fees increased by $15.0 million, or 152%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $20.6 million, or 71%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to new fee streams following the completion of the Black Creek Acquisition. Black Creek serves as an integrated property development and real estate investment management specialist, generating various property-related fees, such as acquisition, development and property management, and the distribution of shares in our non-traded REITs. These fees collectively contributed $6.0 million for the three and nine months ended September 30, 2021. We also earn fees from the Black Creek funds that we manage for administrative and other services, which contributed $5.3 million for the three and nine months ended September 30, 2021. Separately, administrative fees from private funds increased by $1.2 million and $3.0 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively. Certain private credit funds pay administrative fees on invested capital and an increase in deployment resulted in an increase to this fee base. The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was also driven by higher transaction fees for certain funds as a result of increased originations.

Compensation and Benefits. Compensation and benefits increased by $141.3 million, or 73%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $277.6 million, or 50%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by headcount growth to support the expansion of our business, other strategic initiatives and acquisitions, and by higher incentive compensation and equity compensation attributable to improved operating performance and margin expansion from scaling our business. Average headcount for the year-to-date period increased by 25% to 1,674 professionals for the 2021 period from 1,336 professionals for the same period in 2020. Headcount growth attributable to the Landmark Acquisition and Black Creek Acquisition contributed $39.4 million and $45.0 million in recurring employment related costs to the three and nine months ended September 30, 2021, respectively. The performance-based, acquisition-related compensation arrangements that were established in connection with the Landmark Acquisition and Black Creek Acquisition also contributed $28.2 million and $32.8 million to the three and nine months ended September 30, 2021, respectively. Compensation and benefits are further driven by an increase in Part I Fees compensation of $7.8 million and $19.6 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. Part I Fees compensation is driven by Part I Fees revenue earned during the respective periods.
The following table presents equity compensation expense based on the different types of restricted unit awards. Amounts presented include recurring expense, accelerated expense recognized in connection with the achievement of a performance condition and reversal of previously recognized expense resulting from forfeitures.

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Non-recurring awards:
Multi-year future grants	$8,588	$—	$(8,588)	—%	$25,966	$—	$(25,966)	—%
Performance-based awards	186	300	114	38	20,499	980	(19,519)	NM
Performance-based awards - accelerated	29,415	—	(29,415)	—	43,426	3,749	(39,677)	NM
Other non-recurring awards	4,397	7,664	3,267	43	16,887	20,236	3,349	17
Total non-recurring awards	42,586	7,964	(34,622)	NM	106,778	24,965	(81,813)	NM
Recurring annual awards:
Discretionary awards	11,986	13,274	1,288	10	47,938	36,709	(11,229)	(31)
Bonus awards	11,419	9,098	(2,321)	(26)	36,428	29,902	(6,526)	(22)
Total recurring annual awards	23,405	22,372	(1,033)	(5)	84,366	66,611	(17,755)	(27)
Equity compensation expense, net	$65,991	$30,336	(35,655)	(118)	$191,144	$91,576	(99,568)	(109)
Equity compensation expense increased by $35.7 million and by $99.6 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to performance-based restricted units granted to certain executive officers in the first quarter of 2021 and to the approval of multi-year future grant awards to these executive officers, as well as to certain other senior leaders, that will be granted during the first quarter of 2022, 2023 and 2024. The 2021 periods included accelerated expense from the performance-based restricted awards from the vesting of Tranche II, III and IV of the performance-based restricted units as a result of meeting the applicable performance condition of $60.00, $65.00 and $75.00 per share, respectively, during the third quarter of 2021 and the vesting of Tranche I as a result of meeting the applicable performance condition of $55.00 per share during the second quarter of 2021. The nine months ended September 30, 2020 also included accelerated expense from the vesting of restricted units granted to our Chief Executive Officer as a result of achieving the applicable performance conditions of $35.00 per share. Additional equity compensation expense was incurred for the three and nine months ended September 30, 2021 from an increase in units awarded as part of the recurring annual award programs.

For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment."

Performance Related Compensation. Performance related compensation increased by $208.8 million, or 171%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $1,017.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and may include performance allocations to charitable organizations as part of our philanthropic initiatives.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $64.5 million, or 92%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $95.1 million, or 50%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The Landmark Acquisition and Black Creek Acquisition have contributed $31.1 million and $37.9 million in general, administrative and other expenses to the three and nine months ended September 30, 2021, respectively. These expenses were primarily driven by amortization expense of $20.1 million and $26.8 million for the three and nine months ended September 30, 2021, respectively, related to the intangible assets recorded in connection with the Landmark Acquisition during the second quarter of 2021 and the Black Creek Acquisition during the third quarter of 2021. In addition, the SSG Acquisition during the second half of 2020 resulted in an increase in amortization expense of $17.8 million for the nine months ended September 30, 2021 when compared to the same period in 2020.

Placement fees for the three and nine months ended September 30, 2021 increased by $33.3 million and $22.4 million, respectively, primarily due to new commitments to Ares Private Credit Solutions II, L.P. (“PCS II”) and our second U.S. senior direct lending fund. Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $5.2 million and $10.6 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increase was also driven by higher professional service fees of $4.0 million and $7.4 million, respectively, for the three and nine months ended September 30, 2021, largely as a result of due diligence and legal expenses related to our recent acquisitions and higher recruiting fees to support the expanding platform.
There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased during the third quarter of 2021.For the three months ended September 30, 2021, our travel, entertainment and marketing sponsorships expenses increased by $2.3 million when compared to the same period in 2020. We, however, recognized cost savings when comparing the nine months ended September 30, 2021 and 2020. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services and fringe benefits from the modified remote working environment, decreased by $5.8 million for the nine months ended September 30, 2021, when compared to the same period in 2020. These expenses were $18.2 million lower for the nine months ended September 30, 2021 when compared to the pre-pandemic period in 2019, primarily driven by $12.2 million of travel expenses and $2.9 million of marketing expenses.

During the third quarter of 2020, we also recorded $3.8 million in one-time expenses related to expense concessions made to a limited number of funds.

Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments increased from a loss of $2.6 million for the three months ended September 30, 2020 to a gain of $8.3 million for the three months ended September 30, 2021 and from a loss of $10.4 million for the nine months ended September 30, 2020 to a gain of $18.7 million for the nine months ended September 30, 2021. The activity for the three and nine months ended September 30, 2021 was primarily attributable to unrealized gains on certain strategic initiative related investments and on our U.S. CLO investments. The activity for the three months ended September 30, 2020 was primarily attributable to unrealized losses of certain strategic initiative related investments. The unrealized loss was partially offset by unrealized gains from CLO securities due to prices rebounding from the market lows that were driven by the COVID-19 pandemic. The activity for the nine months ended September 30, 2020 was primarily attributable to an unrealized loss from market depreciation of properties held by an investment vehicle in our U.S. real estate equity strategy, to net unrealized losses from CLO securities driven by the COVID-19 pandemic and unrealized losses of certain strategic initiative related investments.
Interest Expense. Interest expense increased by $4.7 million, or 69%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $6.9 million, or 38%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The issuance of the 2051 Subordinated Notes on the last day of the second quarter increased interest expense by $4.7 million for both the three and nine months ended September 30, 2021. The issuance of the 2030 Senior Notes late in the second quarter of 2020 increased interest expense by $6.1 million for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2020 was partially offset by a lower average outstanding balance of the Credit Facility in the current year period compared to the prior year period.
Other Income, Net. Other income, net increased by $34.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $20.8 million, or 212%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Other income, net for the three and nine months ended September 30, 2021 included a $42.3 million bargain purchase gain from the Black Creek Acquisition. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets that we acquired exceeding the purchase consideration. The purchase agreement with Black Creek contains provisions that required us to record a contingent liability that is excluded from purchase consideration as its payment is subject to the continued and future services of senior professionals and advisors. Other income, net also includes the changes in fair value of contingent obligations recognized in connection with the Black Creek Acquisition. For the three and nine months ended September 30, 2021, we recorded $7.2 million in expense for the revaluation of contingent obligations. See “Note 9. Commitments and Contingencies” for a further description of the contingencies.
Other income, net also includes transaction gains (losses) associated with currency fluctuations impacting the revaluation of non-functional currency balances and is based on the fluctuations in currency exchange rates. Transaction gains

(losses) fluctuated during the nine months ended September 30, 2021 primarily attributable to the British pound strengthening against Euro and creating transaction losses, and the fluctuation during the nine months ended September 30, 2020 was primarily attributable to the British pound weakening against the U.S. dollar and creating transaction gains.
Income Tax Expense Income tax expense increased by $12.0 million, or 65%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $82.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The changes in the comparative periods are primarily a result of increases in taxable income and weighted average daily ownership. The weighted average daily ownership for Ares Management Corporation (“AMC”) common stockholders increased from 55.6% and 53.3% for the three and nine months ended September 30, 2020, respectively, to 58.5% and 58.3% for the three and nine months ended September 30, 2021, respectively. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards and private and public offerings of Class A and non-voting common stock. The increase in the weighted average daily ownership for the AMC common stockholders was partially offset by the issuance of AOG Units in connection with the Landmark Acquisition and the Black Creek Acquisition that increased the ownership of AOG Units not held by AMC.
Redeemable and Non-Controlling Interests. Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the holders of AOG Units and other ownership interests that are not held by AMC. In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in a subsidiary of an AOG entity that is reflected as redeemable interest in AOG entities. Net income attributable to redeemable interest in AOG entities is allocated based on the ownership percentage for periods presented.
Net income (loss) attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and to Crestline Denali Class B membership interests based on the activity of those financial interests. For the three and nine months ended September 30, 2021 and 2020, net income of $1.7 million, $3.4 million, $2.9 million, and net loss of $12.3 million, respectively, was also allocated to the Crestline Denali Class B membership interests related to the gains and losses from those CLO securities held.
Net income attributable to non-controlling interests in AOG entities increased by $32.1 million, or 62%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $215.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The changes in the comparative periods are a result of the respective changes in income before taxes and weighted average daily ownership. While income before taxes increased, the weighted average daily ownership for the non-controlling AOG unitholders decreased from 44.4% and 46.7% for the three and nine months ended September 30, 2020, respectively to 41.5% and 41.7% for the three and nine months ended September 30, 2021, respectively.

Consolidated Results of Operations of the Consolidated Funds

The following table presents the results of operations of the Consolidated Funds:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Expenses of the Consolidated Funds	$(12,104)	$(6,019)	$(6,085)	(101)%	$(31,575)	$(16,706)	$(14,869)	(89)%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	34,245	17,971	16,274	91	44,720	(153,268)	197,988	NM
Interest and other income of Consolidated Funds	104,028	116,581	(12,553)	(11)	333,745	346,120	(12,375)	(4)
Interest expense of Consolidated Funds	(61,578)	(66,322)	4,744	7	(191,577)	(222,860)	31,283	14
Income (loss) before taxes	64,591	62,211	2,380	4	155,313	(46,714)	202,027	NM
Income tax expense of Consolidated Funds	(2)	(117)	115	98	(76)	(147)	71	48
Net income (loss)	64,589	62,094	2,495	4	155,237	(46,861)	202,098	NM
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	21,784	22,839	(1,055)	(5)	58,072	12,499	45,573	NM
Less: Other expense, net attributable to Ares Management Corporation eliminated upon consolidation	(4,565)	(3,372)	(1,193)	(35)	(5,090)	(20,767)	15,677	75
Net income (loss) attributable to non-controlling interests in Consolidated Funds	$47,370	$42,627	4,743	11	$102,255	$(38,593)	140,848	NM

NM - Not Meaningful
The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. For the three and nine months ended September 30, 2021, expenses were driven by professional fees incurred from the issuance of a new U.S. CLO. The nine months ended September 30, 2021 also included the issuance of another new U.S. CLO and the restructure of our European CLO legal entities. For the three and nine months ended September 30, 2020, expenses were primarily driven by the issuance of one European CLO. Net realized and unrealized gains fluctuated for the comparative periods, primarily due to a significant change in the value of loans held by the CLOs. The CSLLI returned 1.1% and 4.7% for the quarter and year-to-date period of 2021 when compared to a 4.1% and negative 0.8% for the quarter and year-to-date period of 2020. The decrease in interest expense was attributable to the lower interest rates from newly issued and refinanced CLOs since the third quarter of 2020.

Revenues and other income (expense) attributable to AMC represents management fees, incentive fees, principal investment income and administrative, transaction and other fees that are attributable to AMC’s proportional share in the activity of the Consolidated Funds and is eliminated from the respective components of AMC's results upon consolidation. The activity for other income (expense) and principal investment income was primarily due to the price fluctuations associated with the COVID-19 pandemic previously mentioned, resulting in a decrease for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and an increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. The following table sets forth FRE and RI by reportable segment and OMG:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings:
Credit Group	$175,957	$125,107	$50,850	41%	$492,697	$354,964	$137,733	39%
Private Equity Group	36,950	27,429	9,521	35	80,712	81,319	(607)	(1)
Real Estate Group	24,261	7,794	16,467	211	47,375	24,831	22,544	91
Secondary Solutions Group	26,516	—	26,516	NM	34,266	—	34,266	NM
Strategic Initiatives	9,456	7,571	1,885	25	28,025	7,571	20,454	270
Operations Management Group	(90,803)	(61,070)	(29,733)	(49)	(225,369)	(171,793)	(53,576)	(31)
Fee Related Earnings	$182,337	$106,831	75,506	71	$457,706	$296,892	160,814	54
Realized Income:
Credit Group	$182,152	$127,667	$54,485	43%	$532,359	$364,839	$167,520	46%
Private Equity Group	47,938	65,342	(17,404)	(27)	122,477	166,963	(44,486)	(27)
Real Estate Group	26,722	8,275	18,447	223	55,607	36,502	19,105	52
Secondary Solutions Group	26,788	—	26,788	NM	34,535	—	34,535	NM
Strategic Initiatives	6,509	6,838	(329)	(5)	23,234	6,838	16,396	240
Operations Management Group	(91,233)	(61,714)	(29,519)	(48)	(225,596)	(179,341)	(46,255)	(26)
Realized Income	$198,876	$146,408	52,468	36	$542,616	$395,801	146,815	37

NM - Not Meaningful

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
Income before taxes	$246,988	$159,641	$756,829	$104,325
Adjustments:
Depreciation and amortization expense	36,668	14,336	71,742	26,197
Equity compensation expense	65,991	30,336	191,144	91,576
Acquisition-related compensation expense(1)	28,194	—	32,824	—
Acquisition and merger-related expense	7,967	3,490	26,188	9,815
Deferred placement fees	32,413	2,942	33,740	18,677
Other (income) expense, net	(42,025)	9,518	(42,490)	9,518
Net (income) expense of non-controlling interests in consolidated subsidiaries	(5,268)	(1,066)	(8,614)	15,681
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(47,372)	(42,744)	(102,331)	38,446
Total performance (income) loss—unrealized	(415,317)	(52,488)	(1,381,697)	77,866
Total performance related compensation—unrealized	296,044	24,818	1,022,393	(61,010)
Total net investment (income) loss—unrealized	(5,407)	(2,375)	(57,112)	64,710
Realized Income	198,876	146,408	542,616	395,801
Total performance income—realized	(45,341)	(123,265)	(249,989)	(319,660)
Total performance related compensation—realized	33,728	97,538	185,306	252,575
Total investment income—realized	(4,926)	(13,850)	(20,227)	(31,824)
Fee Related Earnings	$182,337	$106,831	$457,706	$296,892

(1)Represents compensation expense associated with contingent obligations recorded in connection with the Landmark Acquisition and the Black Creek Acquisition and is presented in compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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

Results of Operations by Segment

Credit Group—Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Management fees	$271,591	$208,371	$63,220	30%	$764,702	$606,596	$158,106	26%
Other fees	5,798	4,898	900	18	18,494	12,057	6,437	53
Compensation and benefits	(86,502)	(74,373)	(12,129)	(16)	(252,783)	(222,063)	(30,720)	(14)
General, administrative and other expenses	(14,930)	(13,789)	(1,141)	(8)	(37,716)	(41,626)	3,910	9
Fee Related Earnings	$175,957	$125,107	50,850	41	$492,697	$354,964	137,733	39

Management Fees. The chart below presents Credit Group management fees and effective management fee rates:

($ in millions)
$271.6
$20.2
$23.0
$54.2
$174.2
$208.4
$0.1
$20.5
$41.6
$146.2
$764.7
$34.6
$67.4
$160.0
$502.7
$606.6
$1.2
$58.9
$126.9
$419.6
Q3 2021
Q3 2020
YTD Q3 2021
YTD Q3 2020
Effective management fee rate
1.04%
1.03%
1.04%
1.04%
Part I Fees' contribution
0.20%
0.20%
0.22%
0.22%
Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q3 2020
Fees from funds dissolved prior to Q3 2021

Management fees on existing direct lending funds increased primarily from deployment of capital with Pathfinder, ACE IV, ACE V and Ares Senior Direct Lending Fund L.P. (“SDL”), collectively generating additional fees of $17.0 million and $43.0 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively. Management fees from ARCC, excluding Part I Fees described below, increased by $12.2 million and $22.8 million over the respective periods primarily due to an increase in the average size of ARCC's portfolio. The remaining increases in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Part I Fees increased primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in originations and in the average size of their portfolios. Management fees from CLOs also increased primarily due to the net addition of six CLOs for the three months ended

September 30, 2021 compared to the three months ended September 30, 2020 and seven CLOs for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The launch of PCS II and our second U.S. senior direct lending fund also contributed to the increase in management fees, generating fees of $4.0 million and $5.8 million for the three and nine months ended September 30, 2021, respectively.

Other Fees. Other fees increased by $0.9 million, or 18%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased by $6.4 million, or 53%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases were primarily driven by administrative fees from private funds. Certain private credit funds pay administrative fees on invested capital and an increase in deployment resulted in an increase to the fee basis. The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was also driven by higher transaction fees for certain funds as a result of increased originations.

Compensation and Benefits. Compensation and benefits increased by $12.1 million, or 16%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $30.7 million, or 14%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase in Part I Fees compensation of $7.8 million and $19.6 million, by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business and by headcount growth and merit increases for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increases in compensation and benefits were further driven by increases in payroll related taxes of $4.2 million and $5.4 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily attributable to the vesting of non-recurring equity compensation awards. The increase in salaries and benefits is partially offset by lower discretionary payments made during the nine months ended September 30, 2021 when compared to the same period in 2020.

Average headcount for the year-to-date period increased by 6% to 429 investment and investment support professionals for the 2021 period from 406 professionals for the same period in 2020 as we added additional investment professionals to support our growing U.S. and European direct lending platforms.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.1 million, or 8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and decreased by $3.9 million, or 9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. In connection with our fundraising efforts, placement fees have increased by $1.8 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increases were primarily associated with new commitments to PCS II and our second U.S. senior direct lending fund. Certain expenses have also increased during the current period, including information services and information technology to support the expansion of our business. Collectively, these expenses increased by $0.9 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020.

There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased during the third quarter of 2021. For the three months ended September 30, 2021, our travel, entertainment and marketing sponsorships expenses increased by $0.9 million when compared to the same period in 2020. We, however, recognized cost savings when comparing the nine months ended September 30, 2021 and 2020. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services and fringe benefits from the modified remote working environment, decreased by $3.6 million for the nine months ended September 30, 2021, when compared to the same period in 2020.

During the third quarter of 2020, we also recorded $3.2 million in one-time expenses related to expense concessions made to a limited number of funds.

Realized Income:

The following table presents the components of the Credit Group's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$175,957	$125,107	$50,850	41%	$492,697	$354,964	$137,733	39%
Performance income—realized	6,332	7,069	(737)	(10)	78,255	16,085	62,170	NM
Performance related compensation—realized	(3,079)	(4,131)	1,052	25	(49,433)	(12,142)	(37,291)	NM
Realized net performance income	3,253	2,938	315	11	28,822	3,943	24,879	NM
Investment income (loss)—realized	618	—	618	NM	1,858	(843)	2,701	NM
Interest and other investment income—realized	4,716	1,962	2,754	140	14,354	13,166	1,188	9
Interest expense	(2,392)	(2,340)	(52)	(2)	(5,372)	(6,391)	1,019	16
Realized net investment income (loss)	2,942	(378)	3,320	NM	10,840	5,932	4,908	83
Realized Income	$182,152	$127,667	54,485	43	$532,359	$364,839	167,520	46

NM - Not Meaningful
Realized net performance income for the three and nine months ended September 30, 2021 and 2020 was primarily attributable to tax distributions on direct lending funds with European-style waterfalls, driven by net investment income on an increasing invested capital base of those funds. The tax distributions were made to provide cash sufficient to pay tax liabilities attributable to the funds’ taxable income that is allocated to its carry participants prior to the funds making carried interest distributions. Realized net performance income for the three months ended September 30, 2020 was also attributable to incentive fees for an alternative credit fund that crystallized during the period.
Realized net investment income for the three and nine months ended September 30, 2021 and 2020 was primarily attributable to interest income generated from our CLO investments as well as income recognized in connection with distributions from an alternative credit fund. Realized net investment income for the nine months ended September 30, 2021 also included income recognized in connection with distributions from a commercial finance fund, while the three and nine months ended September 30, 2020 included a term loan investment that generated interest income.

Credit Group— Carried Interest and Incentive Fees

The following table presents the accrued carried interest and incentive fees receivable, also referred to as accrued performance income, and related performance compensation for the Credit Group:

	As of September 30, 2021			As of December 31, 2020
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Accrued Carried Interest
ACE III	$105,850	$63,510	$42,340	$77,959	$46,776	$31,183
ACE IV	151,198	93,743	57,455	93,462	57,946	35,516
ACE V	34,929	20,958	13,971	2,435	1,461	974
PCS	130,163	76,768	53,395	101,656	60,084	41,572
Other credit funds	188,874	123,892	64,982	97,803	60,437	37,366
Total accrued carried interest	611,014	378,871	232,143	373,315	226,704	146,611
Incentive fees	1,333	805	528	31,653	18,601	13,052
Total Credit Group	$612,347	$379,676	$232,671	$404,968	$245,305	$159,663

The following table presents the change in accrued carried interest during the period for the Credit Group:

		As of December 31, 2020	Activity during the period			As of September 30, 2021
($ in thousands)	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACE III	European	$77,959	$36,443	$(8,646)	$94	$105,850
ACE IV	European	93,462	84,720	(26,984)	—	151,198
ACE V	European	2,435	32,494	—	—	34,929
PCS	European	101,656	45,332	(17,525)	700	130,163
Other credit funds	European	97,545	93,641	(6,089)	3,522	188,619
Other credit funds	American	258	(3)	—	—	255
Total Credit Group		$373,315	$292,627	$(59,244)	$4,316	$611,014

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group:

($ in millions)	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2021	$29,306	$3,152	$3,929	$14,493	$68,586	$48,121	$167,587
Net new par/equity commitments	151	284	427	3,173	3,795	1,220	9,050
Net new debt commitments	1,010	—	100	—	3,670	753	5,533
Capital reductions	(339)	—	—	—	(43)	1	(381)
Distributions	(21)	—	14	(273)	(392)	(272)	(944)
Redemptions	(82)	(81)	(65)	—	(39)	—	(267)
Change in fund value	(90)	36	56	123	776	(246)	655
Balance at 9/30/2021	$29,935	$3,391	$4,461	$17,516	$76,353	$49,577	$181,233
Average AUM(1)	$29,621	$3,272	$4,195	$16,005	$72,470	$48,849	$174,412

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2020	$25,451	$2,660	$2,812	$8,821	$50,784	$26,885	$117,413
Net new par/equity commitments	19	139	1	1,017	139	8,796	10,111
Net new debt commitments	501	—	—	—	1,200	—	1,701
Capital reductions	(38)	—	—	—	(46)	(122)	(206)
Distributions	(19)	—	(7)	(115)	(239)	(188)	(568)
Redemptions	(64)	(213)	(4)	—	(20)	—	(301)
Change in fund value	304	117	111	381	953	1,212	3,078
Balance at 9/30/2020	$26,154	$2,703	$2,913	$10,104	$52,771	$36,583	$131,228
Average AUM(1)	$25,803	$2,682	$2,863	$9,463	$51,778	$31,734	$124,323

(1) Represents the quarterly average of beginning and ending balances.
	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	754	609	1,388	4,968	12,395	4,885	24,999
Net new debt commitments	2,306	—	100	—	7,966	3,124	13,496
Capital reductions	(603)	—	—	—	(1,801)	(87)	(2,491)
Distributions	(81)	—	8	(467)	(1,129)	(835)	(2,504)
Redemptions	(249)	(237)	(206)	(415)	(124)	(11)	(1,242)
Change in fund value	(159)	156	218	533	2,530	225	3,503
Balance at 9/30/2021	$29,935	$3,391	$4,461	$17,516	$76,353	$49,577	$181,233
Average AUM(1)	$28,913	$3,083	$3,669	$14,712	$65,202	$45,774	$161,353

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Acquisitions	2,693	—	—	—	—	—	2,693
Net new par/equity commitments	140	367	431	2,874	1,553	8,892	14,257
Net new debt commitments	1,236	—	—	—	3,349	1,119	5,704
Capital reductions	(70)	—	—	—	(128)	(152)	(350)
Distributions	(52)	—	(15)	(299)	(899)	(640)	(1,905)
Redemptions	(241)	(1,093)	(96)	(96)	(66)	—	(1,592)
Change in fund value	128	(63)	(18)	54	531	1,246	1,878
Balance at 9/30/2020	$26,154	$2,703	$2,913	$10,104	$52,771	$36,583	$131,228
Average AUM(1)	$24,649	$2,922	$2,640	$8,495	$50,306	$28,912	$117,924

(1) Represents a four-point average of quarter-end balances for each period.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $181.2	AUM: $131.2

FPAUM	AUM not yet paying fees	Non-fee paying(1)(2)

(1) Includes $8.5 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2021 and 2020.
(2) Includes $1.0 billion and $0.6 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2021 and 2020, respectively.

Credit Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Credit Group:

($ in millions)	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2021	$28,211	$3,149	$3,423	$7,916	$36,101	$20,788	$99,588
Commitments	1,099	284	514	303	664	—	2,864
Subscriptions/deployment/increase in leverage	19	—	41	391	3,153	2,491	6,095
Capital reductions	(290)	—	—	—	(36)	(9)	(335)
Distributions	(15)	—	(34)	(201)	(1,108)	(110)	(1,468)
Redemptions	(82)	(77)	(61)	—	(40)	(36)	(296)
Change in fund value	(128)	35	53	(90)	390	(306)	(46)
Balance at 9/30/2021	$28,814	$3,391	$3,936	$8,319	$39,124	$22,818	$106,402
Average FPAUM(1)	$28,513	$3,270	$3,680	$8,118	$37,613	$21,803	$102,997

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2020	$24,832	$2,621	$2,278	$5,352	$28,679	$14,982	$78,744
Commitments	9	126	1	48	139	—	323
Subscriptions/deployment/increase in leverage	15	13	7	152	1,699	266	2,152
Capital reductions	(38)	—	—	(227)	(27)	(255)	(547)
Distributions	(13)	—	(10)	(161)	(373)	(129)	(686)
Redemptions	(64)	(185)	(11)	—	(20)	(1)	(281)
Change in fund value	226	116	108	194	468	488	1,600
Balance at 9/30/2020	$24,967	$2,691	$2,373	$5,358	$30,565	$15,351	$81,305
Average FPAUM(1)	$24,900	$2,657	$2,326	$5,355	$29,622	$15,167	$80,027

(1) Represents the quarterly average of beginning and ending balances.
	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	2,265	609	1,194	1,119	1,518	—	6,705
Subscriptions/deployment/increase in leverage	714	—	356	1,694	7,463	6,951	17,178
Capital reductions	(554)	—	(18)	—	(790)	(256)	(1,618)
Distributions	(37)	—	(68)	(441)	(2,656)	(581)	(3,783)
Redemptions	(249)	(234)	(189)	(294)	(99)	(233)	(1,298)
Change in fund value	(496)	155	204	(90)	1,351	77	1,201
Balance at 9/30/2021	$28,814	$3,391	$3,936	$8,319	$39,124	$22,818	$106,402
Average FPAUM(1)	$27,749	$3,082	$3,162	$7,403	$34,966	$20,045	$96,407

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Acquisitions	2,596	—	—	—	—	—	2,596
Commitments	1,309	354	379	527	275	—	2,844
Subscriptions/deployment/increase in leverage	15	13	57	1,184	5,220	3,202	9,691
Capital reductions	(89)	—	(59)	(227)	(857)	(287)	(1,519)
Distributions	(39)	—	(31)	(370)	(1,905)	(521)	(2,866)
Redemptions	(241)	(1,065)	(99)	(96)	(65)	(39)	(1,605)
Change in fund value	(42)	(66)	(18)	—	21	429	324
Change in fee basis	—	(40)	—	—	—	—	(40)
Balance at 9/30/2020	$24,967	$2,691	$2,373	$5,358	$30,565	$15,351	$81,305
Average FPAUM(1)	$23,845	$2,912	$2,127	$4,805	$28,982	$14,251	$76,922

(1) Represents a four-point average of quarter-end balances for each period.

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $106.4	FPAUM: $81.3

Invested capital	Market value(1)	Collateral balances (at par)

(1)Includes $24.6 billion and $19.3 billion from funds that primarily invest in illiquid strategies as of September 30, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
Credit Group—Fund Performance Metrics as of September 30, 2021
ARCC contributed approximately 45% of the Credit Group’s total management fees for the nine months ended September 30, 2021. In addition, seven other significant funds, ACE III, ACE IV, ACE V, CADC, PCS, SDL and an open-ended secured finance fund, collectively contributed approximately 22% of the Credit Group’s management fees for the nine months ended September 30, 2021.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of September 30, 2021:

			Returns(%)(1)
($ in millions)	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$23,683	N/A	4.2	N/A	16.6	N/A	12.0	U.S. Direct Lending
CADC(4)	2017	2,488	N/A	2.2	N/A	7.1	N/A	6.7	U.S. Direct Lending
Open-ended secured finance fund(5)	2018	1,893	0.8	0.7	3.0	2.6	3.3	2.6	Alternative Credit

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
(4)Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to CADC can be found in its financial statements filed with the SEC, which are not part of this report.
(5)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fees and other expenses from the gross returns on a monthly basis. This fund is a master/feeder structure and its AUM and returns include activity from its' investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. Dollars and are for the master fund, excluding the share class hedges. The current quarter, year-to-date, and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: 0.8% / 0.6%, 2.5% / 2.1% and 1.8% / 1.2%.

The following table presents the performance data of our significant drawdown funds as of September 30, 2021:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE III(7)	2015	$5,250	$2,822	$2,539	$836	$2,676	$3,512	1.5x	1.4x	11.9	8.6	European Direct Lending
PCS	2017	4,053	3,365	2,649	932	2,435	3,367	1.3x	1.2x	13.5	9.7	U.S. Direct Lending
Funds Deploying Capital
ACE IV Unlevered(8)	2018	10,800	2,851	2,429	225	2,519	2,744	1.2x	1.1x	9.2	6.6	European Direct Lending
ACE IV Levered(8)			4,819	4,056	523	4,356	4,879	1.3x	1.2x	13.7	10.1
SDL Unlevered	2018	5,267	922	681	120	630	750	1.1x	1.1x	9.8	7.3	U.S. Direct Lending
SDL Levered			2,045	1,510	398	1,395	1,793	1.3x	1.2x	19.1	14.1
ACE V Unlevered(9)	2020	15,540	7,026	1,367	1	1,446	1,447	1.1x	1.1x	N/A	N/A	European Direct Lending
ACE V Levered(9)			6,376	1,273	3	1,388	1,391	1.1x	1.1x	N/A	N/A

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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 13.1% and 9.6%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.6x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 10.9% and 7.8%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.2x and 1.1x, respectively. The gross and net IRR for ACE IV (G) Levered are 15.1% and 11.0%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered. The gross and net MoIC presented in the chart are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Unlevered are inclusive of a Japanese yen denominated feeder fund, which has not been presented separately. Metrics for ACE V (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net MoIC for ACE V (G) Levered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Private Equity Group—Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Management fees	$69,591	$54,653	$14,938	27%	$171,019	$160,206	$10,813	7%
Other fees	370	2	368	NM	726	142	584	NM
Compensation and benefits	(26,773)	(21,224)	(5,549)	(26)	(73,534)	(62,946)	(10,588)	(17)
General, administrative and other expenses	(6,238)	(6,002)	(236)	(4)	(17,499)	(16,083)	(1,416)	(9)
Fee Related Earnings	$36,950	$27,429	9,521	35	$80,712	$81,319	(607)	(1)

NM - Not Meaningful

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates:

($ in millions)
$69.6
$14.7
$28.6
$26.3
$54.7
$54.7
$171.0
$4.9
$53.3
$112.8
$160.2
$0.1
$160.1
Q3 2021
Q3 2020
YTD Q3 2021
YTD Q3 2020
Effective management fee rate
1.06%
1.23%
1.14%
1.22%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2020
One-time fees

Management fees increased primarily due to additional commitments and one-time catch up fees. Management fees from ACOF VI increased by $28.6 million and $53.3 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, and management fees from our first climate infrastructure fund increased by $5.1 million and $8.7 million, respectively, over the comparative periods. Excluding one-time catch up fees, management fees from ACOF VI increased by $17.0 million and $50.8 million over the comparative periods, offset by a decrease of $18.6 million and $55.1 million of fees from ACOF V over the same periods. The decrease in management fees from ACOF V over the comparative periods was due to the step down in fee rate and change in fee base from committed capital to invested capital in the first quarter of 2021 as a result of ACOF VI beginning to pay fees in the fourth quarter of 2020.

Excluding one-time catch up fees, fees from our first climate infrastructure fund increased by $1.9 million and $6.2 million over the comparative periods. Management fees from ASOF increased by $4.9 million and $15.4 million from the respective periods that was driven by increased deployment.

The decreases in effective management fee rate for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily driven by the step down in fee rate to 0.75% for ACOF V, partially offset by increased deployment in ASOF that has a higher fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. Compensation and benefits increased by $5.5 million, or 26%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $10.6 million, or 17%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases were driven by certain annual discretionary payments and by higher incentive compensation resulting from increased management fees, specifically one-time catch up fees from ACOF VI and our first climate infrastructure fund.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.2 million, or 4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $1.4 million, or 9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. In connection with our fundraising efforts, placement fees have increased by $1.1 million and $3.0 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increase was primarily associated with new commitments to ASOF, ACOF VI and our first climate infrastructure fund. The increase was also driven by higher professional service fees to support the expanding platform of $1.0 million for the nine months ended September 30, 2021 when compared to the same period in 2020.

There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased during the third quarter of 2021. We, however, recognized cost savings when comparing the nine months ended September 30, 2021 and 2020. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services and fringe benefits from the modified remote working environment, decreased by $1.2 million for the nine months ended September 30, 2021, when compared to the same period in 2020.

For the three and nine months ended September 30, 2020, we also recorded $0.9 million and $1.5 million, respectively, in association with the launch of ACOF VI, ASOF and AEOF.

Realized Income:
The following table presents the components of the Private Equity Group's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$36,950	$27,429	$9,521	35%	$80,712	$81,319	$(607)	(1)%
Performance income—realized	34,316	115,997	(81,681)	(70)	159,479	276,469	(116,990)	(42)
Performance related compensation—realized	(27,483)	(93,284)	65,801	71	(127,706)	(222,949)	95,243	43
Realized net performance income	6,833	22,713	(15,880)	(70)	31,773	53,520	(21,747)	(41)
Investment income—realized	2,020	16,351	(14,331)	(88)	5,308	35,866	(30,558)	(85)
Interest and other investment income—realized	4,861	1,065	3,796	NM	10,716	2,364	8,352	NM
Interest expense	(2,726)	(2,216)	(510)	(23)	(6,032)	(6,106)	74	1
Realized net investment income	4,155	15,200	(11,045)	(73)	9,992	32,124	(22,132)	(69)
Realized Income	$47,938	$65,342	(17,404)	(27)	$122,477	$166,963	(44,486)	(27)

NM - Not Meaningful

Realized net performance income and realized net investment income for the three and nine months ended September 30, 2021 was primarily attributable to realizations from monetization of ACOF IV’s investment in Farrow & Ball following the sale of the company and from the monetization of various assets in a fund within our special opportunities strategy. Realized net performance income for the nine months ended September 30, 2021 also included realizations from partial sales of ACOF IV’s position in AZEK. Realized net investment income for the nine months ended September 30, 2021 was also attributable to the monetization of various assets in an infrastructure and power fund and a special opportunities fund, offset by a realized loss recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company.
Realized net performance income and realized net investment income for the three and nine months ended September 30, 2020 were primarily attributable to realizations from the sale of ACOF III's remaining position in Floor & Decor Holdings, Inc. and the partial sale of ACOF IV's position in AZEK. Realized net performance income and realized net investment income for the nine months ended September 30, 2020 also included realizations from the monetization of ACOF IV's investment in National Veterinary Associates following the sale of the company. Realized net investment income for the three and nine months ended September 30, 2020 was also attributable to the monetization of an infrastructure and power fund's investment in a wind project.
Private Equity Group—Carried Interest
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group:

	As of September 30, 2021			As of December 31, 2020
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$48,928	$39,143	$9,785	$55,022	$44,018	$11,004
ACOF IV	363,532	290,826	72,706	345,748	276,598	69,150
ACOF V	532,215	425,772	106,443	—	—	—
ACOF VI	66,493	53,194	13,299	2,624	2,099	525
ASOF	305,758	214,031	91,727	113,313	79,319	33,994
EIF V	57,880	43,265	14,615	54,086	40,429	13,657
Other funds	28,717	18,664	10,053	175	175	—
Total Private Equity Group	$1,403,523	$1,084,895	$318,628	$570,968	$442,638	$128,330

The following table presents the change in accrued carried interest during the period for the Private Equity Group:

		As of December 31, 2020	Activity during the period		As of September 30, 2021
($ in thousands)	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
ACOF III	American	$55,022	$98	$(6,192)	$48,928
ACOF IV	American	345,748	171,071	(153,287)	363,532
ACOF V	American	—	532,215	—	532,215
ACOF VI	American	2,624	63,869	—	66,493
ASOF	European	113,313	192,445	—	305,758
EIF V	European	54,086	3,794	—	57,880
Other funds	European	—	10,781	—	10,781
Other funds	American	175	17,761	—	17,936
Total Private Equity Group		$570,968	$992,034	$(159,479)	$1,403,523

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group:

($ in millions)	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 6/30/2021	$20,603	$6,307	$3,822	$30,732
Net new par/equity commitments	1,453	200	324	1,977
Net new debt commitments	—	200	—	200
Capital reductions	(2)	—	—	(2)
Distributions	(864)	(269)	(358)	(1,491)
Change in fund value	828	506	(54)	1,280
Balance at 9/30/2021	$22,018	$6,944	$3,734	$32,696
Average AUM(1)	$21,311	$6,626	$3,778	$31,715

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 6/30/2020	$18,090	$5,343	$3,169	$26,602
Net new par/equity commitments	270	(30)	235	475
Capital reductions	(3)	(15)	—	(18)
Distributions	(966)	(10)	(90)	(1,066)
Redemptions	(5)	—	—	(5)
Change in fund value	473	170	59	702
Balance at 9/30/2020	$17,859	$5,458	$3,373	$26,690
Average AUM(1)	$17,975	$5,401	$3,271	$26,647

(1) Represents the quarterly average of beginning and ending balances.
	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2020	$18,233	$5,721	$3,485	$27,439
Net new par/equity commitments	1,554	150	592	2,296
Net new debt commitments	—	200	—	200
Capital reductions	(7)	—	—	(7)
Distributions	(2,273)	(554)	(692)	(3,519)
Change in fund value	4,511	1,427	349	6,287
Balance at 9/30/2021	$22,018	$6,944	$3,734	$32,696
Average AUM(1)	$20,059	$6,241	$3,672	$29,972

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2019	$18,406	$3,527	$3,233	$25,166
Net new par/equity commitments	3,558	1,800	235	5,593
Capital reductions	(8)	(125)	—	(133)
Distributions	(3,173)	(12)	(108)	(3,293)
Redemptions	(5)	—	—	(5)
Change in fund value	(919)	268	13	(638)
Balance at 9/30/2020	$17,859	$5,458	$3,373	$26,690
Average AUM(1)	$17,357	$4,511	$3,251	$25,119

(1) Represents a four-point average of quarter-end balances for each period.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $32.7	AUM: $26.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.2 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2021 and 2020.

Private Equity Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Private Equity Group:

($ in millions)	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 6/30/2021	$11,748	$3,259	$3,725	$18,732
Commitments	1,427	—	324	1,751
Subscriptions/deployment/increase in leverage	89	487	—	576
Distributions	(471)	(44)	(294)	(809)
Change in fund value	5	—	—	5
Change in fee basis	(6)	—	—	(6)
Balance at 9/30/2021	$12,792	$3,702	$3,755	$20,249
Average FPAUM(1)	$12,270	$3,481	$3,740	$19,491

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 6/30/2020	$11,748	$2,425	$3,300	$17,473
Commitments	—	—	210	210
Subscriptions/deployment/increase in leverage	16	294	—	310
Distributions	(170)	(42)	(7)	(219)
Change in fund value	(33)	—	—	(33)
Change in fee basis	(17)	—	(5)	(22)
Balance at 9/30/2020	$11,544	$2,677	$3,498	$17,719
Average FPAUM(1)	$11,646	$2,551	$3,399	$17,596

(1) Represents the quarterly average of beginning and ending balances.
	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2020	$14,770	$2,723	$3,679	$21,172
Commitments	1,579	—	592	2,171
Subscriptions/deployment/increase in leverage	535	1,308	—	1,843
Distributions	(1,332)	(329)	(341)	(2,002)
Change in fund value	5	—	—	5
Change in fee basis	(2,765)	—	(175)	(2,940)
Balance at 9/30/2021	$12,792	$3,702	$3,755	$20,249
Average FPAUM(1)	$12,779	$3,181	$3,710	$19,670

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2019	$11,968	$1,720	$3,352	$17,040
Commitments	—	—	210	210
Subscriptions/deployment/increase in leverage	35	1,295	—	1,330
Distributions	(404)	(338)	(59)	(801)
Change in fund value	(39)	—	—	(39)
Change in fee basis	(16)	—	(5)	(21)
Balance at 9/30/2020	$11,544	$2,677	$3,498	$17,719
Average FPAUM(1)	$11,753	$2,184	$3,376	$17,313

(1) Represents a four-point average of quarter-end balances for each period.

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $20.3	FPAUM: $17.7

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of September 30, 2021

Four significant funds, U.S. Power Fund IV (“USPF IV”), ACOF V, ASOF and ACOF VI, collectively contributed approximately 69% of the Private Equity Group’s management fees for the nine months ended September 30, 2021.

The following table presents the performance data as of September 30, 2021 for our significant funds in the Private Equity Group, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
USPF IV	2010	$993	$1,688	$2,121	$1,633	$981	$2,614	1.2x	1.1x	5.1	1.2	Infrastructure and Power
Funds Deploying Capital
ACOF V	2017	9,716	7,850	7,365	1,713	9,011	10,724	1.5x	1.3x	15.9	10.8	Corporate Private Equity
ASOF	2019	5,285	3,518	4,248	1,966	3,916	5,882	1.7x	1.6x	64.7	50.3	Special Opportunities
ACOF VI	2020	6,127	5,743	1,972	185	2,217	2,402	1.2x	1.1x	N/A	N/A	Corporate Private Equity

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
(3)For the corporate private equity and infrastructure and power funds, the gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds, the gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The gross MoICs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross MoIC would be 1.4x for ACOF V, 1.2x for ACOF VI, and 1.7x for ASOF.
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
(5)For the corporate private equity and infrastructure and power funds, the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. The cash flow dates used in the gross IRR calculation are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRRs would be 15.7% for ACOF V, "N/A" for ACOF VI, and 63.3% for ASOF.

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

Real Estate Group—Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Management fees	$55,160	$23,787	$31,373	132%	$115,602	$71,459	$44,143	62%
Other fees	3,681	5	3,676	NM	4,604	716	3,888	NM
Compensation and benefits	(29,160)	(13,011)	(16,149)	(124)	(60,767)	(38,159)	(22,608)	(59)
General, administrative and other expenses	(5,420)	(2,987)	(2,433)	(81)	(12,064)	(9,185)	(2,879)	(31)
Fee Related Earnings	$24,261	$7,794	16,467	211	$47,375	$24,831	22,544	91

NM - Not Meaningful
Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates:

($ in millions)
$55.2
$6.8
$1.5
$17.9
$29.0
$23.8
$0.2
$23.6
$115.6
$9.9
$1.9
$17.9
$85.9
$71.5
$2.8
$0.7
$68.0
Q3 2021
Q3 2020
YTD Q3 2021
YTD Q3 2020
Effective management fee rate
0.92%
0.98%
0.98%
0.98%
Fees from funds in existence in both periods
Fees from Black Creek funds
Fees from funds launched subsequent to Q3 2020
Fees from funds dissolved prior to Q3 2021
One-time fees

Management fees increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to the Black Creek Acquisition. Additional commitments to AREOF III increased fees by $1.4 million and $4.1 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, and also generated one-time catch-up fees of $2.8 million for the nine months ended September 30, 2021. Additional commitments to Ares European Property Enhancement Partners III, SCSp. (“EPEP III”) also generated one-time catch-up fees of $6.8 million and $7.0 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively. Excluding one-time catch-up fees, fees from EPEP III increased by $2.6 million and $9.0 million over the respective periods. Management fees from real estate debt funds increased by $2.2 million and $4.7 million for the respective periods primarily due to the continued fundraising and subsequent deployment within these open-ended funds. Management fees included $2.0 million of one-time fees for the nine months ended September 30, 2020, driven by our Real Estate Group completing the sale of its stake in a 40-property pan-European logistics portfolio.
The decrease in effective management fee rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to deployment in real estate debt funds with effective management fee rates below 0.75% and to certain funds previously managed by Black Creek with effective management fee rates below 0.75%. The decrease in effective management fee rate is partially offset by an increase in management fees from real estate equity funds. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.

Other Fees: Other fees increased by $3.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $3.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to fees generated from funds previously managed by Black Creek, including property-related fees, such as acquisition, development and property management.

Compensation and Benefits. Compensation and benefits increased by $16.1 million, or 124%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $22.6 million, or 59%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in salaries and benefits was primarily driven by headcount growth from the Black Creek Acquisition and in the U.S. real estate equity strategy, by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business. During the three months ended September 30, 2021, we recorded $8.1 million of compensation and benefit expenses associated with the investment professionals hired as part of the Black Creek Acquisition.

Average headcount for the third quarter of 2021 increased by 115% to 232 investment and investment support professionals for the 2021 period from 108 professionals for the same period in 2020, including 119 professionals from the Black Creek Acquisition. Average headcount for the year-to-date period increased by 48% to 148 investment and investment support professionals for the 2021 period from 100 professionals for the same period in 2020, including 40 professionals from the Black Creek Acquisition.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.4 million, or 81%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $2.9 million, or 31%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change was principally driven by an increase in expenses of $2.0 million from the Black Creek Acquisition and by placement fees of $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, primarily associated with new commitments to AREOF III.

Realized Income:
The following table presents the components of the Real Estate Group's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$24,261	$7,794	$16,467	211%	$47,375	$24,831	$22,544	91%
Performance income—realized	4,693	199	4,494	NM	12,255	27,106	(14,851)	(55)
Performance related compensation—realized	(3,166)	(123)	(3,043)	NM	(8,167)	(17,484)	9,317	53
Realized net performance income	1,527	76	1,451	NM	4,088	9,622	(5,534)	(58)
Investment income—realized	1,699	486	1,213	250	4,182	2,740	1,442	53
Interest and other investment income—realized	918	1,308	(390)	(30)	3,892	3,024	868	29
Interest expense	(1,683)	(1,389)	(294)	(21)	(3,930)	(3,715)	(215)	(6)
Realized net investment income	934	405	529	131	4,144	2,049	2,095	102
Realized Income	$26,722	$8,275	18,447	223	$55,607	$36,502	19,105	52

NM - Not Meaningful
Realized net performance income and realized net investment income for the three and nine months ended September 30, 2021 and 2020 were primarily attributable to realizations from the sale of multiple properties held in U.S. real estate equity funds. Realized net investment income for the nine months ended September 30, 2021 also included distributions from real estate debt vehicles, driven by operating income during the period.
Realized net performance income and realized net investment income also included realizations from the sale of a 40-property pan-European logistics portfolio held within multiple European real estate funds for the nine months ended September 30, 2020.
Real Estate Group— Carried Interest and Incentive Fees

The following table presents the accrued carried interest and incentive fees receivable, also referred to as accrued performance income, and related performance compensation for the Real Estate Group:

	As of September 30, 2021			As of December 31, 2020
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
Accrued Carried Interest
US VIII	$90,151	$57,697	$32,454	$57,074	$36,527	$20,547
US IX	88,312	54,753	33,559	26,704	16,556	10,148
EF IV	66,766	40,061	26,705	55,829	33,498	22,331
EF V	61,308	42,915	18,393	—	—	—
AREOF III	17,490	10,494	6,996	—	—	—
Other real estate funds	94,105	58,420	35,685	61,962	38,535	23,427
Other fee generating funds(1)	3,825	—	3,825	2,786	—	2,786
Total accrued carried interest	421,957	264,340	157,617	204,355	125,116	79,239
Incentive fees	579	347	232	525	315	210
Total Real Estate Group	$422,536	$264,687	$157,849	$204,880	$125,431	$79,449

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following table presents the change in accrued carried interest during the period for the Real Estate Group:

		As of December 31, 2020	Activity during the period			As of September 30, 2021
($ in thousands)	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
US VIII	European	$57,074	$33,077	$—	$—	$90,151
US IX	European	26,704	61,608	—	—	88,312
EF IV	American	55,829	10,937	—	—	66,766
EF V	American	—	61,306	—	2	61,308
AREOF III	European	—	17,490	—	—	17,490
Other real estate funds	European	29,518	10,845	(117)	—	40,246
Other real estate funds	American	32,444	31,615	(10,200)	—	53,859
Other fee generating funds(1)	European	426	18	—	(246)	198
Other fee generating funds(1)	American	2,360	1,267	—	—	3,627
Total Real Estate Group		$204,355	$228,163	$(10,317)	$(244)	$421,957

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group:

($ in millions)	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2021	$5,702	$5,648	$8,375	$19,725
Acquisitions	13,719	—	—	13,719
Net new par/equity commitments	791	1,040	246	2,077
Net new debt commitments	—	—	250	250
Capital reductions	—	—	(41)	(41)
Distributions	(488)	(180)	(39)	(707)
Redemptions	(28)	—	—	(28)
Change in fund value	1,399	57	50	1,506
Balance at 9/30/2021	$21,095	$6,565	$8,841	$36,501
Average AUM(1)	$13,399	$6,107	$8,608	$28,114

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2020	$4,148	$4,606	$5,641	$14,395
Acquisitions	30	(25)	21	26
Net new debt commitments	—	—	23	23
Capital reductions	—	—	(186)	(186)
Distributions	(70)	(71)	(20)	(161)
Change in fund value	82	171	29	282
Balance at 9/30/2020	$4,190	$4,681	$5,508	$14,379
Average AUM(1)	$4,169	$4,644	$5,575	$14,388

(1) Represents the quarterly average of beginning and ending balances.
	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$14,808
Acquisitions	13,719	—	—	13,719
Net new par/equity commitments	1,985	1,917	843	4,745
Net new debt commitments	—	—	2,655	2,655
Capital reductions	—	—	(273)	(273)
Distributions	(788)	(475)	(107)	(1,370)
Redemptions	(28)	—	(7)	(35)
Change in fund value	1,803	312	137	2,252
Balance at 9/30/2021	$21,095	$6,565	$8,841	$36,501
Average AUM(1)	$9,028	$5,449	$7,565	$22,042

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Net new par/equity commitments	664	687	641	1,992
Net new debt commitments	—	—	287	287
Capital reductions	—	—	(222)	(222)
Distributions	(214)	(722)	(57)	(993)
Change in fund value	(53)	128	33	108
Balance at 9/30/2020	$4,190	$4,681	$5,508	$14,379
Average AUM(1)	$4,076	$4,597	$5,351	$14,024

(1) Represents a four-point average of quarter-end balances for each period.

The components of our AUM for the Real Estate Group are presented below ($ in billions):

AUM: $36.5	AUM: $14.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.4 billion and $0.3 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2021 and 2020, respectively.

Real Estate Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Estate Group:

($ in millions)	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2021	$4,365	$4,339	$3,113	$11,817
Acquisitions	7,155	—	—	7,155
Commitments	721	602	—	1,323
Subscriptions/deployment/increase in leverage	931	234	299	1,464
Distributions	(114)	(158)	(103)	(375)
Redemptions	(28)	—	—	(28)
Change in fund value	610	(65)	43	588
Change in fee basis	—	(5)	—	(5)
Balance at 9/30/2021	$13,640	$4,947	$3,352	$21,939
Average FPAUM(1)	$9,003	$4,643	$3,233	$16,879

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 6/30/2020	$3,508	$3,965	$1,858	$9,331
Commitments	43	—	—	43
Subscriptions/deployment/increase in leverage	18	3	55	76
Capital reductions	—	—	(2)	(2)
Distributions	(17)	(48)	(20)	(85)
Change in fund value	—	130	26	156
Change in fee basis	(86)	—	—	(86)
Balance at 9/30/2020	$3,466	$4,050	$1,917	$9,433
Average FPAUM(1)	$3,487	$4,008	$1,888	$9,383

(1) Represents the quarterly average of beginning and ending balances.
	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2020	$3,659	$4,088	$2,505	$10,252
Acquisitions	7,155	—	—	7,155
Commitments	1,630	1,053	202	2,885
Subscriptions/deployment/increase in leverage	1,067	271	849	2,187
Capital reductions	—	—	(32)	(32)
Distributions	(322)	(298)	(283)	(903)
Redemptions	(28)	—	(7)	(35)
Change in fund value	611	(162)	118	567
Change in fee basis	(132)	(5)	—	(137)
Balance at 9/30/2021	$13,640	$4,947	$3,352	$21,939
Average FPAUM(1)	$6,425	$4,348	$2,935	$13,708

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Commitments	874	594	73	1,541
Subscriptions/deployment/increase in leverage	114	151	343	608
Capital reductions	—	(17)	(32)	(49)
Distributions	(71)	(267)	(56)	(394)
Change in fund value	—	108	53	161
Change in fee basis	(86)	(311)	—	(397)
Balance at 9/30/2020	$3,466	$4,050	$1,917	$9,433
Average FPAUM(1)	$3,257	$3,930	$1,800	$8,987

(1) Represents a four-point average of quarter-end balances for each period.

The charts below present FPAUM for the Real Estate Group by its fee basis ($ in billions):

FPAUM: $21.9	FPAUM: $9.4

Market value(1)	Capital commitments	Invested capital/other(2)

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group—Fund Performance Metrics as of September 30, 2021

Five significant funds, EF V, AREOF III, Black Creek Diversified Property Fund, Inc. (“DPF”), Black Creek Industrial REIT IV, Inc. (“BCI IV”) and an open-ended industrial real estate fund, collectively contributed approximately 44% of the Real Estate Group’s management fees for the nine months ended September 30, 2021.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Estate Group as of September 30, 2021:

			Returns(%)(1)
($ in millions)	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
Open-ended industrial real estate fund(3)	2017	$3,819	10.1	8.7	28.9	24.2	27.2	22.4	U.S. Real Estate Equity
DPF(4)	2012	3,017	N/A	3.5	N/A	7.8	N/A	7.0	U.S. Real Estate Equity
BCI IV(5)	2017	4,407	N/A	10.5	N/A	18.3	N/A	9.5	U.S. Real Estate Equity

(1)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.
(2)Since inception returns are annualized.
(3)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fees and other expenses from the gross returns on a quarterly basis.
(4)Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. The inception date used in the calculation of the since inception return is the date in which the first shares of common stock were sold after converting to a NAV-based REIT. Additional information related to DPF can be found in its financial statements filed with the SEC, which are not part of this report.
(5)Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to BCI IV can be found in its financial statements filed with the SEC, which are not part of this report.

The following table presents the performance data of our significant drawdown funds as of as of September 30, 2021:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
EF V(7)	2018	$2,288	$1,968	$1,080	$332	$1,196	$1,528	1.4x	1.2x	24.8	15.9	European Real Estate Equity
AREOF III	2019	1,787	1,697	480	41	568	609	1.3x	1.2x	N/A	N/A	U.S. Real Estate Equity

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
(7)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net MoIC and IRR presented in the chart is for the Euro denominated parallel fund. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.4x and 1.3x, respectively. The gross and net IRR for the U.S. Dollar denominated parallel fund are 25.2% and 17.5%, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Secondary Solutions Group—Three and Nine Months Ended September 30, 2021

    The Secondary Solutions Group is an operating segment formed during the second quarter of 2021 in connection with the Landmark Acquisition that focuses on investing in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure. The Secondary Solutions Group includes three significant funds, Landmark Equity Partners XV, L.P. (“LEP XV”), LEP XVI and LREP VIII, amongst other funds and related co-investment vehicles.
The following table presents the components of the Secondary Solutions Group's FRE and RI:

($ in thousands)	For the three months ended September 30, 2021	For the period June 2, 2021 through September 30, 2021
Management fees	$41,064	$53,962
Compensation and benefits	(11,955)	(16,244)
General, administrative and other expenses	(2,593)	(3,452)
Fee Related Earnings	$26,516	$34,266
Realized net investment income	272	269
Realized Income	$26,788	$34,535
Secondary Solutions Group—Management Fees
Management fees for the funds in the Secondary Solutions Group typically range from 0.50% to 1.00% of capital commitments, NAV of the underlying funds, or NAV plus unfunded commitments. Funds in each strategy are comprised of closed-end funds with either investment period termination or management contract termination dates and of co-investment accounts that generally do not have termination dates.

The activity for the period presented represents management fees recognized since the closing of the Landmark Acquisition on June 2, 2021. The effective management fee rate for the three months ended September 30, 2021 and for the period from June 2, 2021 through September 30, 2021 was 0.90% and 0.92%, respectively. The funds across the strategies had an average management contract term from the closing date of more than 10 years.

Secondary Solutions Group—Carried Interest
For funds in the Secondary Solutions Group, carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms in each fund’s governing documents. For the private equity and real estate secondaries strategies, carried interest represents 10.0% to 12.5% of each carried interest eligible fund’s profits, subject to a preferred return of approximately 8.0% per annum. We are entitled to carried interest from the funds with closings subsequent to the completion of the Landmark Acquisition and to carried interest we acquired through the purchase of an ownership interest in certain Landmark GP Entities.

The following table presents accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondary Solutions Group:

	As of September 30, 2021
($ in thousands)	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$91,902	$78,117	$13,785
LREP VIII	50,497	42,923	7,574
Other fee generating funds	32,083	26,976	5,107
Total Secondary Solutions Group	$174,482	$148,016	$26,466

The following table presents the change in accrued carried interest during the period for the Secondary Solutions Group:

		Opening balance as of June 2, 2021	Activity during the period		As of September 30, 2021
($ in thousands)	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
LEP XVI	European	37,281	54,621	—	91,902
LREP VIII	European	24,398	26,099	—	50,497
Other fee generating funds	European	15,146	16,937	—	32,083
Total Secondary Solutions Group		$76,825	$97,657	$—	$174,482

Secondary Solutions Group—Assets Under Management

The table below presents the rollforward of AUM for the Secondary Solutions Group:

($ in millions)	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 6/30/2021	$12,316	$5,570	$1,590	$19,476
Net new par/equity commitments	1,130	—	—	1,130
Distributions	(250)	(268)	(17)	(535)
Change in fund value	463	184	25	672
Balance at 9/30/2021	$13,659	$5,486	$1,598	$20,743
Average AUM(1)	$12,988	$5,528	$1,594	$20,110

(1) Represents the quarterly average of beginning and ending balances.

($ in millions)	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	12,275	5,641	1,597	19,513
Net new par/equity commitments	1,231	—	—	1,231
Distributions	(301)	(335)	(23)	(659)
Change in fund value	454	180	24	658
Balance at 9/30/2021	$13,659	$5,486	$1,598	$20,743
Average AUM(1)	$12,750	$5,566	$1,595	$19,911

(1) Represents the average calculated using AUM on the date of the Landmark Acquisition and on each subsequent quarter-end.

The components of our AUM for the Secondary Solutions Group are presented below ($ in billions):

AUM: $20.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.4 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2021.

Secondary Solutions Group—Fee Paying AUM

The table below presents the rollforward of fee paying AUM for the Secondary Solutions Group:

($ in millions)	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 6/30/2021	$10,828	$4,928	$1,171	$16,927
Commitments	278	—	—	278
Subscriptions/deployment/increase in leverage	—	—	7	7
Distributions	(38)	(28)	(7)	(73)
Change in fund value	44	28	11	83
Change in fee basis	—	(37)	—	(37)
Balance at 9/30/2021	$11,112	$4,891	$1,182	$17,185
Average FPAUM(1)	$10,970	$4,910	$1,177	$17,057

(1) Represents the quarterly average of beginning and ending balances.

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	10,740	4,928	1,171	16,839
Commitments	378	—	—	378
Subscriptions/deployment/increase in leverage	2	—	7	9
Distributions	(38)	(28)	(7)	(73)
Change in fund value	42	28	11	81
Change in fee basis	(12)	(37)	—	(49)
Balance at 9/30/2021	$11,112	$4,891	$1,182	$17,185
Average FPAUM(1)	$10,893	$4,916	$1,175	$16,984

(1) Represents the average calculated using FPAUM on the date of the Landmark Acquisition and on each subsequent quarter-end.

The chart below presents FPAUM for the Secondary Solutions Group by its fee basis ($ in billions):

FPAUM: $17.2

Capital commitments	Market value(1)	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondary Solutions Group—Fund Performance Metrics as of September 30, 2021

Secondary Solutions includes three significant funds, LEP XV, LEP XVI and LREP VIII, that collectively contributed approximately 66% of the Secondary Solutions Group’s management fees for the nine months ended September 30, 2021.
The following table presents the performance data as of September 30, 2021 for our significant funds in the Secondary Solutions Group, all of which are drawdown funds:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XV(7)	2013	$2,362	$3,250	$2,626	$2,085	$1,768	$3,853	1.6x	1.5x	20.9	15.2	Private Equity Secondaries
Funds Deploying Capital
LEP XVI(7)	2016	5,962	4,896	2,200	616	2,837	3,453	1.7x	1.6x	67.5	41.5	Private Equity Secondaries
LREP VIII(7)	2016	3,428	3,300	1,571	747	1,255	2,002	1.4x	1.3x	26.0	16.4	Real Estate Secondaries

*     For all funds in the Secondary Solutions Group, returns are calculated from results that are generally reported on a three month lag and may not include the impact of economic and market activities occurring in the current reporting period.

(1)Realized value represents the sum of all cash distributions to all limited partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the limited partners' share of fund's NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
(3)The gross MoIC is calculated at the fund-level and is based on the interests of all partners. If applicable, limiting the gross MoIC to exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest would have no material impact on the result. The gross MoIC is before giving effect to management fees, carried interest as applicable and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund's governing documentation. The gross fund-level MoIC would have generally been lower had such fund called capital from its partners instead of utilizing the credit facility.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes those interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees and other expenses, carried interest and credit facility interest expense, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund's governing documentation. The net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to all partners. If applicable, limiting the gross IRR to exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest would have no material impact on the result. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund's governing documents. The gross fund-level IRR would generally have been lower had such fund called capital from its partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and, if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner who does not pay management fees or carried interest. The cash flow dates used in the net IRR calculations are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees and other expenses, carried interest and credit facility interest expenses, as applicable. The funds may utilize a short-term credit facility for general cash management purposes, as well as a long-term credit facility as permitted by the respective fund's governing documents. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(7)The results of each fund is presented on a combined basis with the affiliated parallel funds or accounts, given that the investments are substantially the same.

Strategic Initiatives—Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Strategic Initiatives represents an all-other category formed in 2020 that includes operating segments and strategic investments that are seeking to broaden our distribution channels or expand our access to global markets. It includes the AUM and results of Ares SSG subsequent to the completion of the SSG Acquisition on July 1, 2020, Ares Insurance Solutions (“AIS”) and Aspida Holdings Ltd. (“Aspida”) following the acquisition of the outstanding common shares of F&G Reinsurance Ltd (rebranded to Aspida Life Re Ltd. post-acquisition, “Aspida Life Re”) on December 18, 2020 and SPACs subsequent to the consummation of AAC’s initial public offering on February 4, 2021.

Fee Related Earnings:
The following table presents the components of Strategic Initiatives’ FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Management fees	$16,544	$13,320	$3,224	24%	$48,963	$13,320	$35,643	268%
Other fees	2	6	(4)	(67)	82	6	76	NM
Compensation and benefits	(5,316)	(4,241)	(1,075)	(25)	(15,440)	(4,241)	(11,199)	(264)
General, administrative and other expenses	(1,774)	(1,514)	(260)	(17)	(5,580)	(1,514)	(4,066)	(269)
Fee Related Earnings	$9,456	$7,571	1,885	25	$28,025	$7,571	20,454	270

NM - Not Meaningful

Management Fees. The chart below presents Strategic Initiatives management fees and effective management fee rates:

($ in millions)
$49.0
$5.8
$8.0
$35.2
$16.6
$2.3
$2.8
$11.5
$13.3
$1.8
$11.5
$13.3
$1.8
$11.5
Q3 2021
Q3 2020
YTD Q3 2021
YTD Q3 2020
Effective management fee rate
1.00%
1.57%
1.05%
1.57%
Asian Special Situations
Asian Secured Lending
Insurance

Management fees increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to the acquisition of Aspida Life Re that occurred in the fourth quarter of 2020 and to additional commitments to SLO III. In addition, the increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to the full year-to-date impact of the SSG Acquisition which closed at the beginning of the third quarter of 2020.

The decrease in effective management fee rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily driven by the acquisition of Aspida Life Re that occurred in the fourth quarter of 2020. The insurance strategy has an effective management fee rate below 0.50% and is driving the decrease in the overall effective management fee rate.

Compensation and Benefits. Compensation and benefits increased by $1.1 million, or 25%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $11.2 million, or 264%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in salaries and benefits for the three months ended September 30, 2021 was primarily driven by headcount growth across the Asian special situations, Asian secured lending and insurance strategies. Average headcount for the third quarter of 2021 increased by 43% to 50 investment and investment support professionals from 35 professionals for the same period in 2020.

The increase in salaries and benefits for the nine months ended September 30, 2021 when compared to the same period in 2020 was also due to the full impact of the SSG Acquisition which closed at the beginning of the third quarter of 2020 and to the insurance platform which has been included within Strategic Initiatives subsequent to the acquisition of Aspida Life Re in the fourth quarter of 2020.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.3 million, or 17%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $4.1 million, or 269%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to the full impact of the SSG Acquisition which closed at the beginning of the third quarter of 2020.
Realized Income:

The following table presents the components of the Strategic Initiatives RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$9,456	$7,571	$1,885	25%	$28,025	$7,571	$20,454	270%
Investment income—realized	1,025	—	1,025	NM	1,347	—	1,347	NM
Interest and other investment income (loss)—realized	163	(4)	167	NM	2,824	(4)	2,828	NM
Interest expense	(4,135)	(729)	(3,406)	NM	(8,962)	(729)	(8,233)	NM
Realized net investment loss	(2,947)	(733)	(2,214)	NM	(4,791)	(733)	(4,058)	NM
Realized Income	$6,509	$6,838	(329)	(5)	$23,234	$6,838	16,396	240

NM - Not Meaningful
Realized net investment loss for the three and nine months ended September 30, 2021 and 2020 was primarily attributable to interest expense allocations based on the cost basis of investments. The activity for the nine months ended September 30, 2021 also included realized net investment income attributable to distributions from an investment vehicle that manages a portfolio of non-performing loans.

Strategic Initiatives—Assets Under Management
The tables below present rollforwards of AUM for the Strategic Initiatives:

($ in millions)	Asian Special Situations	Asian Secured Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 6/30/2021	$5,025	$2,467	$1,874	$—	$1,000	$10,366
Net new par/equity commitments	—	70	143		—	213
Capital reductions	—	(29)	—		—	(29)
Distributions	252	(2)	(48)		—	202
Change in fund value	94	(21)	11		—	84
Balance at 9/30/2021	$5,371	$2,485	$1,980		$1,000	$10,836
Average AUM(1)	$5,198	$2,476	$1,927		$1,000	$10,601

	Asian Special Situations	Asian Secured Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 6/30/2020	$—	$—	$—		$—	$—
Acquisitions	5,220	1,651	—		—	6,871
Net new par/equity commitments	—	190	—		—	190
Distributions	(122)	—	—		—	(122)
Change in fund value	(1)	2	—		—	1
Balance at 9/30/2020	$5,097	$1,843	$—		$—	$6,940
Average AUM(2)	$5,159	$1,747	$—		$—	$6,906

(1) Represents the quarterly average of beginning and ending balances.
(2) Represents the average calculated using AUM on the date of the SSG Acquisition and the subsequent quarter-end.

	Asian Special Situations	Asian Secured Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 12/31/2020	$5,154	$1,864	$2,243		$—	$9,261
Net new par/equity commitments	3	620	(230)		1,000	1,393
Distributions	(73)	(2)	(103)		—	(178)
Change in fund value	287	3	70		—	360
Balance at 9/30/2021	$5,371	$2,485	$1,980		$1,000	$10,836
Average AUM(1)	$5,167	$2,172	$2,000		$750	$10,089

	Asian Special Situations	Asian Secured Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 12/31/2019	$—	$—	$—		$—	$—
Acquisitions	5,220	1,651	—		—	6,871
Net new par/equity commitments	—	190	—		—	190
Distributions	(122)	—	—		—	(122)
Change in fund value	(1)	2	—		—	1
Balance at 9/30/2020	$5,097	$1,843	$—		$—	$6,940
Average AUM(2)	$5,159	$1,747	$—		$—	$6,906

(1) Represents a four-point average of quarter-end balances for each period.
(2) Represents the average calculated using AUM on the date of the SSG Acquisition and the subsequent quarter-end.

The components of our AUM for the Strategic Initiatives are presented below ($ in billions):

AUM: $10.8	AUM: $6.9

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.1 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2021 and 2020.

Strategic Initiatives—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Strategic Initiatives:

($ in millions)	Asian Special Situations	Asian Secured Lending	Insurance	Total Strategic Initiatives
Balance at 6/30/2021	$3,618	$1,055	$1,948	$6,621
Commitments	—	—	233	233
Subscriptions/deployment/increase in leverage	236	143	—	379
Capital reductions	—	(121)	—	(121)
Distributions	(163)	(62)	(48)	(273)
Change in fund value	—	—	53	53
Balance at 9/30/2021	$3,691	$1,015	$2,186	$6,892
Average FPAUM(1)	$3,655	$1,035	$2,067	$6,757

	Asian Special Situations	Asian Secured Lending	Insurance	Total Strategic Initiatives
Balance at 6/30/2020	$—	$—	$—	$—
Acquisitions	3,615	568	—	4,183
Subscriptions/deployment/increase in leverage	96	182	—	278
Capital reductions	(22)	—	—	(22)
Distributions	(143)	(31)	—	(174)
Change in fee basis	24	—	—	24
Balance at 9/30/2020	$3,570	$719	$—	$4,289
Average FPAUM(2)	$3,592	$644	$—	$4,236

(1) Represents the quarterly average of beginning and ending balances.
(2) Represents the average calculated using FPAUM on the date of the SSG Acquisition and the subsequent quarter-end.

	Asian Special Situations	Asian Secured Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2020	$3,614	$739	$2,243	$6,596
Commitments	—	—	(66)	(66)
Subscriptions/deployment/increase in leverage	952	552	—	1,504
Capital reductions	(180)	(122)	—	(302)
Distributions	(695)	(154)	(103)	(952)
Change in fund value	—	—	112	112
Balance at 9/30/2021	$3,691	$1,015	$2,186	$6,892
Average FPAUM(1)	$3,672	$923	$2,089	$6,684

	Asian Special Situations	Asian Secured Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2019	$—	$—	$—	$—
Acquisition	3,615	568	—	4,183
Subscriptions/deployment/increase in leverage	96	182	—	278
Capital reductions	(22)	—	—	(22)
Distributions	(143)	(31)	—	(174)
Change in fee basis	24	—	—	24
Balance at 9/30/2020	$3,570	$719	$—	$4,289
Average FPAUM(2)	$3,592	$644	$—	$4,236

(1) Represents a four-point average of quarter-end balances for each period.
(2) Represents the average calculated using FPAUM on the date of the SSG Acquisition and the subsequent quarter-end.

The charts below present FPAUM for the Strategic Initiatives by its fee basis ($ in billions):

FPAUM: $6.9	FPAUM: $4.3

Market value	Invested capital/other	Capital commitments

Strategic Initiatives—Fund Performance Metrics as of September 30, 2021
Strategic Initiatives includes one significant fund, SSG Capital Partners V, L.P. (“SSG Fund V”), that contributed approximately 35% of the management fees reported in Strategic Initiatives for the nine months ended September 30, 2021.
The following table presents the performance data as of September 30, 2021 for our significant fund reported in Strategic Initiatives, which is a drawdown fund:

($ in millions)	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
SSG Fund V	2018	$2,073	$1,878	$1,570	$804	$958	$1,762	1.2x	1.1x	45.1	25.5	Asian Special Situations

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

Operations Management Group—Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other fees	$3,446	$—	$3,446	NM	$3,446	$—	$3,446	NM
Compensation and benefits	(66,107)	(41,551)	(24,556)	(59)	(158,943)	(114,916)	$(44,027)	(38)
General, administrative and other expenses	(28,142)	(19,519)	(8,623)	(44)	(69,872)	(56,877)	(12,995)	(23)
Fee Related Earnings	$(90,803)	$(61,070)	(29,733)	(49)	$(225,369)	$(171,793)	(53,576)	(31)

NM - Not Meaningful
Other Fees. Other fees of $3.4 million for the three and nine months ended September 30, 2021 represents fees earned through WMS for the sale and distribution of our non-traded REITs. The fees earned include trade-based commissions and facilitation fees as well as asset-based distribution fees that we earn following the Black Creek Acquisition.

Compensation and Benefits. Compensation and benefits increased by $24.6 million, or 59%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $44.0 million, or 38%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases were primarily driven by the headcount growth from the Black Creek Acquisition and Landmark Acquisition, the expansion of our strategy and relationship management teams to support global fundraising, and the expansion of our business operations teams to support the growth of our business and other strategic initiatives. In connection with the sale and distribution of shares in our non-traded REITs, we incurred commission expense of $5.1 million during the three and nine months ended September 30, 2021. The increases in compensation and benefits were further driven by increases in payroll related taxes of $3.9 million and $5.2 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily attributable to the vesting of non-recurring equity compensation awards.
Average headcount increased by 43% to 1,055 operations management professionals for the third quarter of 2021 from 740 professionals for the same period in 2020. Average headcount for our operations management professionals increased by 44 to support the expansion of our team in India and by 6 in connection with the SSG Acquisition. Average headcount also increased by 232 professionals from the Landmark Acquisition and Black Creek Acquisition, including the increase from WMS. Average headcount increased by 28% to 868 operations management professionals for the year-to-date period from 679 professionals for the same period in 2020. Average headcount for our operations management professionals increased by 41 to support the expansion of our team in India and by 32 in connection with the SSG Acquisition. Average headcount also increased by 84 professionals from the Landmark Acquisition and Black Creek Acquisition, including the increase from WMS.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $8.6 million, or 44%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and by $13.0 million, or 23%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The change included an increase in general, administrative and other expenses of $1.4 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, from the Black Creek Acquisition and Landmark Acquisition. The impact from the acquisitions has been excluded from the discussion below.
Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business, despite the temporary cost savings recognized with our transition to a modified remote working environment. Collectively, these expenses increased by $0.7 million and $3.7 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increase was also driven by higher professional service fees and recruiting fees of $3.0 million and $2.9 million, for the three and nine months ended September 30, 2021, respectively, largely to support the expanding platform. The three and nine months ended September 30, 2021 also included a $1.5 million donation to the Ares Charitable Foundation that launched in the second quarter of 2021.

There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased during the third quarter of 2021. For the three months ended September 30, 2021, our travel, entertainment and marketing sponsorships expenses increased by $0.8 million when compared to the same period in 2020. We, however, recognized cost savings when comparing the nine months ended September 30, 2021 and 2020. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. Our operating expenses, most notably travel, and certain office services and fringe benefits from the modified remote working environment, decreased by $1.5 million for the nine months ended September 30, 2021, when compared to the same period in 2020.
Realized Income:
The following table presents the components of the OMG's RI:

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Fee Related Earnings	$(90,803)	$(61,070)	$(29,733)	(49)%	$(225,369)	$(171,793)	$(53,576)	(31)%
Investment loss—realized	—	—	—	—	—	(5,698)	5,698	100
Interest and other investment income (loss)—realized	(270)	(503)	233	(46)	170	(588)	758	NM
Interest expense	(160)	(141)	(19)	(13)	(397)	(1,262)	865	69
Realized net investment loss	(430)	(644)	214	33	(227)	(7,548)	7,321	97
Realized Income	$(91,233)	$(61,714)	(29,519)	(48)	$(225,596)	$(179,341)	(46,255)	(26)

NM - Not Meaningful
Realized net investment loss for the nine months ended September 30, 2020 was primarily driven by a realized loss associated with the sale of a non–core insurance-related investment.

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

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees, which are collected monthly, quarterly or semi-annually, and net realized performance income, which is unpredictable as to amount and timing, (4) fund distributions related to our investments that are also unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of September 30, 2021, our cash and cash equivalents were $295.7 million, and we had $150.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of September 30, 2021. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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

	Nine months ended September 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$368,259	$480,848
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(2,212,010)	(468,386)
Net cash provided by (used in) operating activities	(1,843,751)	12,462
Net cash used in the Company's investing activities	(1,072,578)	(126,437)
Net cash provided by the Company's financing activities	476,110	360,171
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	2,216,874	467,379
Net cash provided by financing activities	2,692,984	827,550
Effect of exchange rate changes	(20,763)	16,793
Net change in cash and cash equivalents	$(244,108)	$730,368

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

	Nine months ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Core operating activities	$457,884	$371,480	$86,404	23%
Net realized performance income	53,515	78,585	(25,070)	(32)
Net cash from investment related activities	(143,140)	30,783	(173,923)	NM
Net cash provided by operating activities	$368,259	$480,848	(112,587)	(23)

NM - Not Meaningful
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

Investing Activities

	Nine months ended September 30,
	2021	2020
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(15,152)	$(8,608)
Acquisitions, net of cash acquired	(1,057,426)	(117,829)
Net cash used in investing activities	$(1,072,578)	$(126,437)

Net cash used in the Company's investing activities was principally composed of cash used to complete the Landmark Acquisition and Black Creek Acquisition in the current year period and cash used to complete the SSG Acquisition and purchase CLO collateral management agreements from Crestline Denali in the prior year period. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and our expanding global presence.

Financing Activities

	Nine months ended September 30,
	2021	2020
Net proceeds from issuance of Class A and non-voting common stock	$827,430	$383,154
Net borrowings of Credit Facility	150,000	(70,000)
Proceeds from issuance of senior and subordinated notes	450,000	399,084
Class A and non-voting common stock dividends	(239,816)	(169,870)
AOG unitholder distributions	(198,752)	(165,087)
Series A Preferred Stock dividends	(10,850)	(16,275)
Redemption of Series A Preferred Stock	(310,000)	—
Stock option exercises	27,409	78,959
Taxes paid related to net share settlement of equity awards	(221,287)	(75,657)
Other financing activities	1,976	(4,137)
Net cash provided by the Company's financing activities	$476,110	$360,171

Net cash provided by the Company's financing activities for the nine months ended September 30, 2021 was principally composed of net proceeds from the public offering of Class A common stock, a private offering of Class A common stock and non-voting common stock to SMBC and the issuance of the 2051 Subordinated Notes. A portion of the proceeds were used to redeem the Series A Preferred Stock and to pay higher dividends and distributions to Class A and non-voting common stockholders and AOG unitholders, respectively, as we generated higher fee related earnings and increased our shareholder base.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee's withholding tax liabilities and pay the taxes on their behalf. This use of cash increased from the prior period primarily as a result of our appreciating stock price, which is the basis on which employee compensation is recognized. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the nine months ended September 30, 2021 and 2020, we retained and did not issue 3.8 million shares and 2.0 million shares, respectively.

Net cash provided by the Company's financing activities for nine months ended September 30, 2020 was principally composed of net proceeds from the issuance of the 2030 Senior Notes to provide additional liquidity at a reduced cost of capital in response to the uncertainty caused by the COVID-19 pandemic and to leverage our growth in future periods. A portion of these proceeds was used to repay revolving borrowings under our Credit Facility. In addition, net cash provided by the Company's financing activities includes cash proceeds from the private offering of Class A common stock to SMBC. These proceeds were partially offset by cash used to pay higher dividends and distributions to Class A common stockholders and AOG unitholders, respectively.

	Nine months ended September 30,
	2021	2020
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$919,666	$123,713
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(84,770)	(169,747)
Borrowings under loan obligations by Consolidated Funds	1,456,887	618,207
Repayments under loan obligations by Consolidated Funds	(74,909)	(104,794)
Net cash provided by the Consolidated Funds' financing activities	$2,216,874	$467,379
Net cash provided by the Consolidated Funds' financing activities for the nine months ended September 30, 2021 was principally attributable to contributions from shareholders in the initial public offering of the SPAC and to the borrowings of two newly issued CLOs.
Net cash provided by the Consolidated Funds’ financing activities for nine months ended September 30, 2020 was principally attributable to the borrowings of a newly issued CLO.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities and certain subsidiaries operating outside the U.S. These net capital requirements in the U.S. are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2021, we were required to maintain approximately $37.4 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $97.7 million as of September 30, 2021.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see "Note 8. Debt,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Series A Preferred Stock
The Series A Preferred Stock was redeemed in full on June 30, 2021. For a discussion of our equity, including the redemption of our Series A Preferred Stock, see "Note 14. Equity and Redeemable Interest,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Except as disclosed below, there have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a summary of our significant accounting policies, see "Note 2. Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. For business combinations accounted for under the acquisition method, the excess of the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, over the fair value of net assets acquired is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recognized as a bargain purchase gain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Equity-Based Compensation

We granted certain restricted units with a vesting condition based upon the volume-weighted, average closing price of our Class A common stock meeting or exceeding a stated price for 30 consecutive calendar days on or prior to January 22, 2029, referred to as the market condition. Vesting is also generally subject to continued employment at the time such market condition is achieved. Under the terms of the awards, if the target price of the applicable market condition is not achieved by the close of business on January 22, 2029, the unvested market condition awards will be automatically canceled and forfeited for no consideration, with any expense that was previously recognized reversed. Restricted units subject to a market condition are not eligible to receive dividend equivalents.

The grant date fair values are based on a probability distributed Monte-Carlo simulation. Due to the existence of the market condition, the vesting period for the awards is not explicit, and as such, compensation expense is recognized on a straight-line basis over the median vesting period derived from the positive iterations of the Monte Carlo simulations where the market condition is achieved. The market conditions were met for the market condition awards and the associated compensation expense was accelerated during the nine months ended September 30, 2021.

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

At September 30, 2021 and December 31, 2020, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the nine months ended September 30, 2021. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, which is accessible on the SEC's website at sec.gov.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2021 and December 31, 2020, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

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

The rapid development and fluidity of the ongoing COVID-19 pandemic, including the emergence and spread of the Delta variant, among other COVID-19 variants, precludes any prediction as to the ultimate adverse impact of the situation on economic and market conditions. In addition to the foregoing, the impact of the COVID-19 pandemic may exacerbate the potential adverse effects on our business, financial performance, operating results, cash flows and financial condition described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2020 is accessible on the SEC’s website at www.sec.gov.

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

The COVID-19 pandemic is having a particularly severe impact on certain industries, including but not limited to the energy, hospitality, travel, retail and restaurant industries, which are industries in which some of our funds have made investments. As of September 30, 2021, approximately 2% of our total AUM was invested in the energy sector (including oil and gas exploration and midstream investments) and approximately 2% in the retail sector that were challenged from the market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic. Many of our funds’ portfolio companies in these industries have faced and are continuing to face operational and financial challenges resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, hotels, restaurants and other locations, restrictions on travel, quarantines or continued and re-introduced stay-at-home orders. As a result of these disruptions, the businesses, financial results and prospects of certain of these portfolio companies have already been severely affected and could continue to be so affected. These disruptions have caused and may in the future result in impairment and decrease in value of our funds’ investments, which may be material.

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

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 31, 2021	—	$—	—	$150,000
August 1, 2021 - August 31, 2021	—	—	—	150,000
September 1, 2021 - September 30, 2021	—	—	—	150,000
Total	—		—

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc prior to the Ares funds’ investment in Daisy.
Daisy has given notice of termination of the contracts to Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat Plc.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation.
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: November 5, 2021	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)