Form 10-K
period 2021-12-31
Ares Management Corp
filed 2022-02-28
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $63.59 on the New York Stock Exchange, was approximately $9,289,667,561. As of February 21, 2022 there were 171,159,034 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 118,605,197 of the registrant's Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2022 annual meeting of stockholders.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this Annual Report on Form 10-K for the year ended December 31, 2021, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. For a discussion of risks resulting from the coronavirus (“COVID-19”) pandemic and the impact on the U.S. and global economy, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment entities, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, carried interest, incentive fees and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds in our Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution and expansion purposes. The results of these entities are reflected on a gross basis in the consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is presented within net income attributable to redeemable interest and non-controlling interests in Ares Operating Group entities.

In this Annual Report on Form 10-K, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our reportable segments without giving effect to the consolidation of these entities and (ii) “unconsolidated reporting basis,” which shows the results of our reportable segments on a combined segment basis together with our Operations

Management Group. In addition to our reportable segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to our reportable segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our reportable segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 16. Segment Reporting,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

•“ARCC Part II Fees” refers to fees from Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”) that are paid in arrears as of the end of each calendar year when the cumulative aggregate realized capital gains exceed the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation, less the aggregate amount of ARCC Part II Fees paid in all prior years since inception;

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

•“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income from our Consolidated Funds and non-consolidated funds and certain other items that we believe are not indicative of our core operating performance. Beginning in the fourth quarter of 2021, fee related performance revenues, together with fee related performance compensation, has been presented within FRE because it represents incentive fees from perpetual capital vehicles that are measured and received on a recurring basis and is not dependent on realization events from the underlying investments. Fee related performance revenues and fee related performance compensation were previously included within realized net performance income;

•“fee related performance revenues” refers to incentive fees from perpetual capital vehicles that are (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Certain vehicles are subject to hold back provisions that limits the amount paid in a particular year. Such hold back amounts may be paid in subsequent years, subject to their extended performance conditions;

•“GAAP” refers to accounting principles generally accepted in the United States of America;

•“Holdco Members” refers to Michael Arougheti, David Kaplan, Antony Ressler, Bennett Rosenthal, Ryan Berry and R. Kipp deVeer;

•“Incentive eligible AUM” or “IEAUM” generally refers to the AUM of our funds and other entities from which carried interest and incentive fees may be generated, regardless of whether or not they are currently generating carried interest and incentive fees. It generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees), as well as proceeds raised in the initial public offering of a SPAC sponsored by us. With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IEAUM;

•“Incentive generating AUM” or “IGAUM” refers to the AUM of our funds and other entities that are currently generating carried interest and incentive fees on a realized or unrealized basis. It generally represents the NAV or total assets of our funds, as applicable, for which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we generally do not earn carried interest and incentive fees). ARCC is only included in IGAUM when ARCC Part II Fees are being generated;

•“management fees” refers to fees we earn for advisory services provided to our funds, which are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value, net investment income, total assets or par value of the investment portfolios managed by us. Management fees include Part I Fees, a quarterly fee based on the net investment income of certain funds;

•“net inflows of capital” refers to net new commitments during the period, including equity and debt commitments and gross inflows into our open-ended managed accounts and sub-advised accounts, as well as new debt and equity issuances by our publicly-traded vehicles minus redemptions from our open-ended funds, managed accounts and sub-advised accounts;

•“net performance income” refers to performance income net of related compensation that is typically payable to our professionals;

•“our funds” refers to the funds, alternative asset companies, trusts, co-investment vehicles and other entities and accounts that are managed or co-managed by the Ares Operating Group, and which are structured to pay fees. It also includes funds managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and an SEC-registered investment adviser;

•“Part I Fees” refers to a quarterly fee on the net investment income of ARCC and CION Ares Diversified Credit Fund (“CADC”). Such fees are classified as management fees as they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter, unless subject to a payment deferral;

•“performance income” refers to income we earn based on the performance of a fund that is generally based on certain specific hurdle rates as defined in the fund’s investment management or partnership agreements and may be either performance revenue or carried interest, but in all cases excludes fee related performance revenues;

•“performance revenue” refers to all incentive fees other than those presented as fee related performance revenues;

•“perpetual capital” refers to the AUM of (i) ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”) and CADC, (ii) our non-traded Real Estate Investment Trusts (“REITs”), (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”) and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Commingled Funds refers to commingled funds that meet the Perpetual Capital criteria. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the Perpetual Capital criteria. Perpetual Capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of our Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI also includes deferred placement fees, which represent the portion of placement fees that are deferred and amortized over the expected life of each fund's life for segment purposes but have been expensed under US GAAP;

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

PART I
Item 1.  Business
BUSINESS
Overview
Ares is a leading global alternative investment manager with $305.8 billion of assets under management and over 2,100 employees in over 40 offices in more than 15 countries. We offer our investors a range of investment strategies and seek to deliver attractive performance to an investor base that includes over 1,800 direct institutional relationships and a significant retail investor base across our publicly-traded and sub-advised funds. Since our inception in 1997, we have adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Estate, Secondary Solutions and Strategic Initiatives is a market leader based on assets under management and investment performance. We believe we create value for our stakeholders not only through our investment performance, but also by expanding our product offering, enhancing our distribution channels, increasing our global presence, investing in our non-investment functions, securing strategic partnerships and completing strategic acquisitions and portfolio purchases.

Our AUM has grown to $305.8 billion as of December 31, 2021 from $49.0 billion a decade earlier. As shown in the chart below, over the past five and ten years, our assets under management have achieved a compound annual growth rate (“CAGR”) of 26% and 20%, respectively ($ in billions):
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

•Talented and Committed Professionals: We attract, develop and retain highly accomplished professionals who not only demonstrate deep and broad investment and non-investment expertise but also have a strong sense of commitment to our firm.

•Collaborative Culture:  We share ideas, relationships and information across our investment groups, which enables us to more effectively source, evaluate and manage investments.

Integrated Investment Platform and Process

We operate our firm as an integrated investment platform with a collaborative culture that emphasizes sharing of knowledge and expertise. We believe the exchange of information enhances our ability to analyze investments, deploy capital and improve the performance of our funds and portfolio companies. We have established deep and sophisticated independent research capabilities in 55 industries and insights from active investments in over 2,150 companies, over 890 alternative credit investments, over 510 properties and over 845 limited partnership interests. In order to better collaborate on the information insights we possess across our investment platform, we formed a Global Markets Committee that meets monthly to share investing activities and market insights across our investment groups and the impact these market trends are having on our global investment strategies. Our extensive network of investment professionals includes local and geographically positioned individuals with the knowledge, experience and relationships that enable them to identify and take advantage of a wide range of investment opportunities.
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

•Private Equity: Our private equity professionals have a demonstrated ability to deploy flexible capital at attractive rates of return across various market environments through control and non-control transactions. At the center of our investment process is a systematic approach that emphasizes rigorous due diligence at company and market levels in addition to assessing attractive relative value. We seek to be a private equity partner of choice and believe our partnership mentality well-positions our investments for long-term success, whereby management teams gain access to our expertise and extensive internal and external networks from diligence to exit. In addition to focusing on generating strong returns for our investors, we are simultaneously focused on driving positive change by helping to promote diversity, inclusivity and social responsibility in the companies in which we invest, which we believe benefits the businesses as a whole in addition to its employees, communities and stakeholders.

•Real Estate: With our experienced team, along with our expansive network of relationships, our Real Estate Group invests in opportunities across both real estate equity and debt. Across our real estate equity and debt investment strategies, our team differentiates itself through its cycle-tested leadership, demonstrated performance across market cycles, access to real-time property market and corporate trends, and proven ability to create value through a disciplined investment process. The activities of our Real Estate Group are managed by dedicated equity and debt teams in the U.S. and Europe, along with our vertically integrated operating platform. These individuals collaborate frequently within and across strategies to enhance sourcing, exchange information to inform underwriting and leverage relationships to drive pricing power. Our Real Estate Group's equity team focuses on core/core-plus, value-add and opportunistic investing, while our Real Estate Group’s debt team focuses on directly originated commercial mortgage loans across the risk spectrum. Ares completed the acquisition of the Black Creek Group on July 1, 2021 (the “Black Creek Acquisition”) and the acquired activities are presented within the Real Estate Group.

•Secondary Solutions: The Secondary Solutions Group was formed during the second quarter of 2021 in connection with the acquisition of Landmark (the “Landmark Acquisition”). Our Secondary Solutions team invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure. The secondary funds acquire interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. These strategies involve the acquisition of interests from investors in existing funds as well as recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy targets opportunities in non-competitive channels and makes investments involving durable, performing assets with attractive capital structures, as well as opportunities in traditional diversified limited partner portfolios. In the real estate secondaries strategy, the team seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the team focuses on achieving diversification through building a portfolio that provides inflation protection and exposure to uncorrelated assets.

•Strategic Initiatives: Our strategic initiatives team executes investment strategies that expand our reach and scale in new and existing global markets. Strategic Initiatives includes the Ares SSG platform subsequent to the completion of the acquisition on July 1, 2020 (the “SSG Acquisition”). Ares SSG makes credit and special situations investments through its local originating presence across Asia-Pacific on behalf of its institutional client base. Strategic Initiatives also includes Ares Insurance Solutions (“AIS”), our dedicated in-house team that provides solutions to insurance clients including asset management, capital solutions and corporate development, and Ares Acquisition Corporation (NYSE: AAC) (“AAC”), our first sponsored SPAC that consummated its initial public offering on February 4, 2021.

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

Breadth, Depth and Tenure of our Senior Management

Ares was built upon the fundamental principle that each of our distinct but complementary investment groups benefits from being part of our broader platform. We believe that our strong performance, consistent growth and high talent retention through economic cycles is due largely to the effective application of this principle across our broad organization of over 2,100 employees. The management of our operating businesses is currently overseen by our Executive Management Committee which typically meets weekly to discuss strategy and operational matters, and includes as representatives Holdco Members and other senior leadership from our investment groups and business operations team. We also have a Partners Committee comprised of senior leadership from across the firm that meets periodically to discuss our business, including investment and operating performance, fundraising, market conditions, strategic initiatives and other firm matters. Each of our investment groups is led by its own deep leadership team of highly accomplished investment professionals, who average approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Our senior professionals have the opportunity to participate in the incentive programs of multiple investment groups to reward collaboration across our investment activities. This collaboration takes place on a daily basis and is formally promoted through internal systems and widely attended weekly or monthly meetings.

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

Talent Management: As of December 31, 2021, we had over 2,100 full-time employees, comprised of over 750 professionals in our investment groups and over 1,350 operations management professionals, located in over 40 offices in more than 15 countries. We provide a comprehensive set of programs, policies and benefits to enable team members to thrive, grow and contribute to their highest potential.

•Governance and Policies: Ares is committed to providing a work environment in which all individuals are treated with respect and dignity. While our culture is the foundation of our work environment, our equal opportunity employment, diversity, and anti-harassment/anti-discrimination policies reinforce a professional atmosphere.

•Recruiting and Onboarding: We pursue several strategic paths to hire top talent, including campus and lateral recruiting efforts, and focus on diversity. We prioritize making all new team members feel welcome and seek to set them up for success through onboarding training, ongoing touchpoints, and connecting them with our employee resource groups (“ERGs”), which are grassroots, employee-led, executive-sponsored groups and open to all team members.
•Internship Training Program: Internships are offered to students between their junior and senior year of college with the possibility of full-time hire into our analyst program upon graduation. Available roles span our investment and investor relations teams.

•Mentoring, Training and Employee Engagement: We provide formal and informal mentoring, learning and development, and employee engagement opportunities. We host frequent townhall meetings hosted by senior leadership, and events to foster belonging. We also conduct anonymous firmwide surveys at least annually to evaluate employee morale, productivity and overall well-being.
•Education Sponsorship Program: Employees are encouraged to participate in degree programs, business-related seminars, workshops, ad-hoc academic courses, continued education seminars to maintain job-related licenses and other outside training courses to facilitate professional development, the cost of which is reimbursed to the employee by Ares.
•Internal Training and Development Programs: We foster an environment that cultivates company and employee growth through educational programs focused on professional development, mandated training and other learning opportunities.

•Performance Management: We take an ongoing feedback approach to performance management, encouraging leaders and team members to participate in goal setting and ongoing feedback discussions throughout the year. Our formal, firm-wide annual review process includes a self-assessment, a 360-degree feedback component and/or round table discussions, and management appraisals. In addition to the annual review, we also conduct mid-year performance reviews that are less formal and serve to evaluate progress against goals and specific action steps identified in the annual assessment.

•Retention, Rewards and Recognition: We provide competitive compensation and benefits to (i) attract and retain talent, (ii) align the incentives of our employees with our investors and stakeholders and (iii) support our employees across many aspects of their lives. We also have programs that seek to recognize significant team member contributions at the firm level.

Diversity, Equity and Inclusion: We invest heavily in diversity, equity and inclusion (“DEI”) as a strategic pillar that integrates with all talent processes and global business practices. In partnership with our Human Resources function, our global

DEI Council implements a strategic framework to attract, develop, engage and advance diverse talent within an inclusive, welcoming environment, as well as amplifying DEI best practices across our internal processes, our investment portfolio, and through broader involvement in our communities.

•People and Culture: We focus on attracting and developing relationships with top talent to enhance diversity representation across all levels and functions at Ares. Through ongoing efforts to foster an inclusive culture, as well as mentorship and development programs, we support the growth and advancement of diverse talent and seek to provide an environment where team members experience a genuine sense of belonging. We hold educational and employee engagement events, including many in partnership with our seven ERGs that seek to enhance DEI and support minority team members. In addition, we conduct regular anti-harassment and DEI-related training.

•Business Processes and Investment Platform: We seek to embed DEI best practices into our business processes as both a reflection of our values and to drive innovation and returns. These practices include embedding DEI across our talent development processes internally, including periodic pay equity reviews. We also partner with our portfolio companies, leveraging a third party assessment tool to understand the current state of their DEI efforts, as well as to share best practices and establish mutually agreed strategies and targets for driving DEI improvements in parallel with our internal efforts. We also embed DEI into our investment diligence process and are focused on increasing vendor and supplier diversity in our procurement practices.

•Communities: We partner with organizations to foster diversity within our communities and promote corporate citizenship through charity and volunteerism, much of which targets historically underrepresented and economically disadvantaged populations. We additionally participate in DEI-focused industry groups in an effort to identify and advance best practices more broadly within alternative asset management.

Health and Wellness: We believe that healthy team members are more productive, and we invest heavily in benefits and initiatives to support our working families. In addition to medical, dental, vision, life insurance, disability insurance, and retirement benefits, we provide generous primary and non-primary caregiver leave, adoption and reproductive assistance, family care resources (including back-up care benefits and baby baskets for new parents) and mental health benefits. We additionally provide employees with access to a medical advisory team and concierge service at no-cost to help them navigate complex health situations and concerns. We also host several wellness-related events throughout the year on topics such as nutrition and stress management, and further provide domestic partner health and life insurance benefits.

We continue to focus on employee health and safety during the ongoing COVID-19 pandemic, with safety policies and in-office controls designed in partnership with our medical advisors.

Flexibility: We believe that our culture benefits from people collaborating in-person in our offices, while also recognizing the value of flexibility. We are committed to providing flexibility to our employees and are piloting business group flexibility frameworks, often with features such as shared days onsite to promote togetherness. We are exploring additional types of flexibility as well and plan to evolve as we learn more about how best to balance flexibility while optimizing the value of togetherness.

Philanthropy: Philanthropy at Ares is comprised of the Ares Charitable Foundation, our corporate giving program, and Ares In Motion volunteerism program.

•In 2021, we launched the Ares Charitable Foundation (the “Foundation”), a 501(c)(3) funded by discretionary contributions from Ares’ carried interest and incentive fees and by employee donations, to accelerate equality of economic opportunity for people globally. The Foundation focuses on investments in career preparation and reskilling, entrepreneurship, and personal finance, areas that correspond with our primary business and reflect Ares’ values. We believe the Foundation grant-making model uniquely engages employees across our business groups as stakeholders in selecting and monitoring investments.

•Our corporate giving program focuses on sponsorships and support of charitable causes in the communities where Ares does business. In 2021, we announced AltFinance, an initiative we launched in collaboration with two peers, and to which Ares expects to contribute $3.0 million per year for at least the next 10 years. The AltFinance program aims to attract, train and provide career opportunities for college students attending historically black colleges and universities and to promote access to and diversity in the alternative asset management industry. The initiative has three components consisting of a mentored fellowship program, a tailored virtual institute and a scholarship program.

•Across our global locations, our Ares In Motion program reflects our commitment to corporate citizenship and supporting our local communities through a wide range of philanthropic and volunteerism efforts, including corporate sponsorships and partnerships, a global volunteer program and employee donation matching program.

2021 Highlights

Fundraising
In 2021, we raised $76.8 billion in gross new capital for more than 135 different investment vehicles. Of the $76.8 billion, $60.2 billion was raised directly from 427 institutional investors (252 existing and 175 new to Ares) and $16.6 billion was raised through intermediaries. The charts below summarize our gross new capital commitments by investment group and strategy ($ in billions):

Credit: $53.0	Private Equity: $8.4

U.S. Direct Lending	European Direct Lending	Alternative Credit	Special Opportunities	Infrastructure & Power	Corporate Private Equity
Syndicated Loans	Multi-Asset Credit	High Yield

Real Estate: $10.8	Secondary Solutions: $2.3

Real Estate Debt	U.S. Real Estate Equity	European Real Estate Equity	Private Equity Secondaries	Real Estate Secondaries

Strategic Initiatives: $2.3

SPACs	Asian Special Situations	Asian Secured Lending	Insurance(1)

(1)Insurance includes the reversal of prior period commitments that were reallocated to other investment strategies and are sub-advised by Ares vehicles. The net commitments of ($0.2) billion have been excluded from the chart.

The chart below summarizes gross new capital raised from existing and new direct institutional investors for the year ended December 31, 2021:

Existing - New Product	Existing - Re-Up	New

In 2021, 84% of our fundraising from direct institutional investors was from existing investors that either committed to a new product or re-upped their commitment to a subsequent fund vintage within the same product. We believe the fundraising from existing investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering.

Capital Deployment

We took advantage of our diverse global platform to invest more than $81.0 billion globally in 2021 as shown in the following charts ($ in billions):

Credit $56.5	Private Equity: $7.2

U.S. Direct Lending	European Direct Lending	Syndicated Loans	Corporate Private Equity	Special Opportunities	Infrastructure and Power

Alternative Credit	Multi-Asset Credit	High Yield

Real Estate: $12.4	Secondary Solutions: $2.0

U.S. Real Estate Equity	Real Estate Debt	European Real Estate Equity	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries

Strategic Initiatives: $2.9

Asian Special Situations	Insurance	Asian Secured Lending

Of the $81.0 billion invested, $46.7 billion was tied to our drawdown funds. Our capital deployment in drawdown funds comprised of the following ($ in billions):

Credit	Private Equity	Real Estate	Secondary Solutions	Strategic Initiatives

Investment Groups

Each of our investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team of senior professionals with extensive experience investing in, advising and underwriting assets held by our funds.

Credit	Private Equity	Real Estate	Secondary Solutions	Strategic Initiatives
	A leading participant in the non-investment grade corporate credit markets	One of the most consistent private equity managers in the U.S. with a growing international presence	A leading participant in the real estate equity markets and a growing direct lender	Includes investments in secondary markets across private equity, real estate and infrastructure asset class strategies	Includes the largest alternative investment manager in the Asia-Pacific market and an emerging solutions provider to insurance clients in the U.S.
AUM	**$192.7 billion**[(1)]	**$38.2 billion**	**$41.2 billion**	**$22.1 billion**	**$11.6 billion**
Investment Strategies	Liquid Credit Alternative Credit Direct Lending	Corporate Private Equity Special Opportunities Infrastructure and Power	U.S. Real Estate Equity European Real Estate Equity Real Estate Debt	Private Equity Secondaries Real Estate Secondaries Infrastructure Secondaries	Asian Special Situations Asian Secured Lending Insurance SPACs
Investment Funds	**~220** funds	**~20** funds	**~45** funds	**~60** funds	**~15** funds
Investment Personnel	**~320** professionals	**~110** professionals	**~205** professionals	**~65** professionals	**~45** professionals
Local Market Presence	U.S. & Europe	U.S., Europe & China	U.S. & Europe	U.S., Europe & Asia-Pacific	U.S. & Asia-Pacific
Current Portfolio	**~2,000** companies **~890** alternative credit investments	**~45** companies **~45** infrastructure and power assets	**~510** properties	**~845** limited partnership interests	**~95** companies

(1)As of December 31, 2021, AUM amounts include vehicles managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and an SEC-registered investment adviser (“IHAM”).

Credit Group

Our Credit Group is one of the largest managers of credit strategies across the non-investment grade credit universe, with $192.7 billion of AUM and over 220 funds as of December 31, 2021. The Credit Group provides solutions for investors seeking to access a wide range of credit assets, including liquid credit, alternative credit products and direct lending products. The Credit Group capitalizes on opportunities across traded and non-traded corporate and consumer debt across the U.S. and European markets, providing investors access to directly originated fixed and floating rate credit assets along with the ability to capitalize on illiquidity premiums across the credit spectrum. Our U.S. and European direct lending strategies are among the largest in their respective markets. We are also a leading global manager of syndicated bank loans.

The Credit Group offers the following credit strategies across the liquid and illiquid spectrum:

Liquid Credit: Our liquid credit investment solutions help investors access the syndicated loan and high yield bond markets, among other asset categories. We focus on capitalizing on opportunities across traded corporate credit. As of December 31, 2021, our liquid credit team managed $40.4 billion of AUM in over 95 funds and separately managed accounts (“SMAs”).

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

Alternative Credit: Our alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. As of December 31, 2021, our team of over 40 professionals managed $17.4 billion in AUM in over 25 private funds and SMAs for a global investor base. Our alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, structural protections and cash flow velocity. Our investment approach is designed to capture and create value by leveraging our firm's platform insights to assess risk and relative value.

Direct Lending: Our direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets, with $134.9 billion of AUM in over 95 funds and investment vehicles as of December 31, 2021. We manage various types of direct lending vehicles within our U.S. and European direct lending teams including commingled funds, SMAs for large institutional investors seeking tailored investment solutions and joint venture lending programs. As of December 31, 2021, we managed over 45 SMAs across our direct lending strategy.

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

U.S. Direct Lending: Our leading U.S. team is comprised of over 140 investment professionals that cover more than 620 financial sponsors and provide a wide range of financing solutions to middle market companies that typically range from $10 million to $250 million in earnings before interest, tax, depreciation and amortization (“EBITDA”). As of December 31, 2021, our U.S. direct lending team and its affiliates managed $85.8 billion in AUM in over 55 funds and investment vehicles. Our U.S. team manages corporate lending activities through our inaugural vehicle and publicly-traded business development company (“BDC”), ARCC, as well as private commingled funds and SMAs. Primary areas of focus for our U.S. Direct Lending teams include:

•Ares Capital Corporation: ARCC is a leading specialty finance company focused on providing direct loans and other investments to private middle market companies in the U.S. ARCC has elected to be regulated as a BDC and was the largest publicly-traded BDC by market capitalization as of December 31, 2021.

•U.S. Commingled Funds and SMAs: Outside of ARCC, U.S. direct lending also generates fees from other funds, including: Ares Private Credit Solutions, L.P. (“PCS”) and Ares Private Credit Solutions II, L.P. (“PCS II”), which focus on junior debt investments in upper middle market companies; Ares Senior Direct Lending Fund, L.P. (“SDL”) and Ares Senior Direct Lending Fund II, L.P. (“SDL II”), which focus on first lien senior secured loans to North American middle market companies; and Ares Commercial Finance, which focuses on asset-based and cash flow loans to middle market and specialty finance companies; as well as SMAs for large institutional investors.

European Direct Lending: Our leading European team is comprised of over 75 investment professionals that cover over 300 financial sponsors and is one of the most active participants in the European middle market. The team offers a wide range of financing opportunities to middle market companies with EBITDA typically ranging from €10 million to €100 million. As of December 31, 2021, our European direct lending team managed $49.1 billion in AUM in over 35 funds, including our commingled funds and SMAs.
The following charts present the Credit Group’s AUM and FPAUM as of December 31, 2021 by investment strategy ($ in billions):

AUM: $192.7	FPAUM: $117.4

U.S. Direct Lending	European Direct Lending	Syndicated Loans	Alternative Credit	Multi-Asset Credit	High Yield
Private Equity Group
Our Private Equity Group has achieved compelling investment returns for a diversified and growing group of high-quality limited partners and, as of December 31, 2021, had $38.2 billion of AUM. Our Private Equity Group broadly categorizes its investment activities into three strategies: Corporate Private Equity, Special Opportunities and Infrastructure and Power. Our private equity professionals have a demonstrated ability to deploy “all weather” flexible capital, which allows them to stay both active and disciplined in various market environments. The group manages funds focused primarily on North America and, to a lesser extent, Europe.

Corporate Private Equity: Our team consists of over 70 investment professionals based primarily in Los Angeles and London. We primarily pursue control and/or significant influence investments through four principal transactions types: (i) prudently leveraged control buyouts; (ii) growth equity; (iii) rescue capital; and (iv) distressed-for-control. This broad mandate allows us to remain buyout focused, while opportunistically flexing into distressed opportunities during market dislocations. We seek to invest in high-quality middle market companies where we aim to reinforce and accelerate growth across our four core industries of healthcare, services/technology, industrials and consumer. This differentiated strategy, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active across various market environments and to be highly selective in making investments by identifying the most attractive relative value opportunities.

Special Opportunities: Our special opportunities team consists of over 15 investment professionals and employs an “all weather” flexible capital strategy to finance debt and non-control equity solutions in middle market companies undergoing transformational change or stress. Our team partners with companies to enhance enterprise values, filling the void between for-control private equity and private debt. The strategy seeks to consistently invest in a range of private, special-situation opportunities and flex into distressed public market debt when attractive. We believe the special opportunities team benefits from (i) advantaged sourcing, (ii) private equity integration, with an ability to leverage the deep industry experience of the corporate private equity professionals, (iii) an extensive network and information edge and (iv) an experienced team utilizing a consistent and repeatable investment process.

Infrastructure and Power: Our infrastructure and power team consists of over 15 investment professionals and takes a value-added approach that seeks to source and structure essential infrastructure assets with strong downside protection and potential for capital appreciation. We have historically invested throughout climate infrastructure, natural gas generation and energy transportation, and increasingly we are targeting sustainable infrastructure sectors such as digital, water and agriculture. We utilize a broad origination strategy, flexible investment approach, and leverage industry relationships and the Ares platform to seek attractive risk-adjusted returns across the infrastructure and power industry. We believe our experience across the asset life cycle, flexible capital approach, and broad infrastructure expertise positions us well to take advantage of the transitioning infrastructure industry.

The following charts present the Private Equity Group’s AUM and FPAUM as of December 31, 2021 by investment strategy ($ in billions):

AUM: $38.2	FPAUM: $21.2

Corporate Private Equity	Special Opportunities	Infrastructure and Power
Real Estate Group

Our Real Estate Group manages comprehensive public and private equity and debt strategies, with $41.2 billion of assets under management as of December 31, 2021. With our experienced team, along with our expansive network of relationships, our Real Estate Group capitalizes on opportunities across both real estate equity and debt investing. Our equity investments focus on implementing hands-on value creation initiatives to mismanaged and capital-starved assets, platform-level investments, as well as new developments, ultimately selling stabilized assets back into the market. Our debt strategies leverage the Real Estate Group’s diverse sources of capital to directly originate and manage commercial mortgage loans on properties that range from stabilized to those requiring hands-on value creation. The Real Estate Group has achieved significant scale over time through both organic fundraising efforts as well as various acquisitions. Today, the group provides investors access to its capabilities through several vehicles: U.S. and European real estate equity closed-end, diversified commingled funds, a U.S. real estate equity open-end industrial focused commingled fund, U.S. real estate debt open-end commingled funds, real estate equity and real estate debt SMAs, our non-traded REITs, Ares Real Estate Income Trust, Inc. (“AREIT”) and Ares Industrial REIT, Inc. (“AIREIT”), and a publicly-traded commercial mortgage REIT, ACRE. The group’s activities are managed by dedicated equity and debt teams in the U.S. and Europe.

Real Estate Equity: Our real estate equity team, with over 170 investment professionals, has extensive real estate private equity experience in the United States and Europe. Our team primarily acquires standing assets and improves them through renovations, repositioning and retenanting and selectively develops assets in supply-constrained markets. As of December 31, 2021, our real estate equity team managed $31.5 billion in AUM in over 40 investment vehicles. Primary areas of focus for our Real Estate Group equity teams include:

•Real Estate Core/Core-Plus: Our U.S. core/core-plus real estate strategy focuses on the acquisition of assets with strong long-term cash flow potential and durable tenancy diversified across end-user industries and geographies. We predominately target industrial real estate in top-tier primary and regional distribution markets with an additional focus on other major sectors including multifamily, office, necessity-based retail and other select property types across major metropolitan economies in the U.S.

•Real Estate Value-Add: Our U.S. and European value-add investment activities focus on the acquisition of underperforming, income-producing, institutional-quality assets that our team believes can be improved through select value-creation initiatives. We target the major property sectors, including residential, industrial, office and select other property types across the U.S. and Europe.

•Real Estate Opportunistic: Our U.S. and European opportunistic real estate investment activities focus on capitalizing on distressed and special situations, repositioning underperforming assets and undertaking select development and redevelopment projects. We target the major property sectors, including residential, industrial and office as well as select retail, hospitality and other niche asset classes across the U.S. and Europe.

Real Estate Debt: Our real estate debt team, with over 30 professionals, primarily focuses on directly originating a wide range of financing opportunities in the U.S. and Europe. As of December 31, 2021, our real estate debt team managed $9.7 billion in AUM in five investment vehicles. In addition to managing private commingled funds and SMAs, our real estate debt team also invests through a specialty finance company, ACRE, which invests in a diversified portfolio of real estate debt investments. By investing through multiple investment vehicles, our real estate debt team has the ability to provide flexible financing across the capital structure. While our real estate debt strategies focus predominantly on directly originated transactions, we also selectively pursue secondary market acquisitions and syndicated transactions.

The following charts present the Real Estate Group’s AUM and FPAUM as of December 31, 2021 by investment strategy ($ in billions):

AUM: $41.2	FPAUM: $24.1

U.S. Real Estate Equity	Real Estate Debt	European Real Estate Equity
Secondary Solutions Group

Our Secondary Solutions Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure with equity and debt strategies, with $22.1 billion in AUM in over 60 funds as of December 31, 2021. The team has extensive experience investing across the secondaries market primarily in North America. We have established ourselves among the most active secondary investors engaged in recapitalizing and restructuring secondary funds, transactions that can address pending fund maturity, strategy change or the need for additional equity capital.

Private Equity Secondaries: Our private equity secondaries team has an established track record of providing customized private equity transaction solutions to institutional limited partners and general partners. As of December 31, 2021, our private equity secondaries team of over 35 investment professionals managed $13.8 billion in AUM in over 25 funds and open-end accounts. Our private equity secondaries team acquires interests across a range of partnership vehicles, including private equity funds, multi-asset portfolios, as well as single asset joint ventures. We continue to maintain a differentiated investment strategy that utilizes our internal research process to provide customized transaction solutions and seek to generate strong risk-adjusted returns.

Real Estate Secondaries: Our real estate secondaries team has a track record of innovation through customized transaction solutions tailored to meet the needs of limited partners and general partners. As of December 31, 2021, our real estate secondaries team of over 15 investment professionals managed $6.7 billion in AUM in over 25 funds and related co-investment vehicles. Our real estate secondaries team acquires interests across a range of partnership vehicles, including private real estate funds, multi-asset portfolios, as well as single property joint ventures.

Infrastructure Secondaries: Our infrastructure secondaries team acquires interests across a range of partnership vehicles, including private infrastructure funds, multi-asset portfolios, as well as single asset joint ventures. As of December 31, 2021, our infrastructure secondaries team of six investment professionals managed $1.6 billion in AUM in six funds and related co-investment vehicles.

The following charts present the Secondary Solution Group’s AUM and FPAUM as of December 31, 2021 by investment strategy ($ in billions):

AUM: $22.1	FPAUM: $18.3

Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries
Strategic Initiatives

Strategic Initiatives represents operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets including Ares SSG, AIS and our SPACs.

Ares SSG: Ares SSG is a highly differentiated investment manager making credit, special situations and private equity investments in the Asia-Pacific region. The team of over 35 investment professionals has an extensive history of investing in Asian markets. Ares SSG benefits from having an on-the-ground presence in offices across Asia Pacific and a comprehensive range of local market licenses and entities to provide our clients with an extensive regional investment platform. Ares SSG has $8.7 billion in AUM in over 10 funds as of December 31, 2021 and primarily employs a direct origination model and aims to provide flexible capital solutions to its investee companies and compelling risk-reward investment opportunities to our investors.

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

Ares Insurance Solutions: AIS is Ares Management's dedicated, in-house team that provides solutions to insurance clients including asset management, capital solutions and corporate development. AIS strives to provide insurers with attractive risk and capital adjusted return profiles that fit within regulatory, rating agency and other counterparty guidelines. Leveraging over 750 investment professionals across the firm’s investment groups, AIS creates tailored investment solutions that meet the unique objectives of our insurance clients. AIS is overseen by an experienced management team with direct insurance industry experience in many areas directly applicable to AIS and our insurance company clients. Members of the Ares team have previously held senior positions at leading insurers. AIS acts as the dedicated investment manager, capital solutions and corporate development partner to Aspida Life Re Ltd (“Aspida Life Re”). Following the acquisition of the outstanding common shares of F&G Reinsurance Ltd on December 18, 2020, F&G Reinsurance Ltd was rebranded as Aspida Life Re. Aspida Life Re is an insurance company that focuses on the U.S. life and annuity insurance and reinsurance markets.

Ares Acquisition Corporation: AAC is a special purpose acquisition company sponsored by Ares and formed in 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. AAC is seeking to pursue an initial business combination target across a broad range of industries in North America, Europe or Asia.

The following charts present Strategic Initiatives’ AUM and FPAUM as of December 31, 2021 by investment strategy ($ in billions):

AUM: $11.6	FPAUM: $6.8

Asian Special Situations	Asian Secured Lending	Insurance	SPACs
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
Investor Base and Fundraising

Our diverse investor base includes direct institutional relationships and a significant number of retail investors. Our high-quality institutional investor base includes corporate and public pension funds, insurance companies, sovereign wealth funds, banks, investment managers, endowments and foundations. We have grown the number of these relationships from approximately 690 in 2016 to over 1,800 in 2021.

As of December 31, 2021, $230.6 billion, or 75% of our $305.8 billion of AUM, was attributable to our direct institutional relationships. As of December 31, 2021, our total AUM was divided by channel, and further our institutional direct AUM by client type and geographic origin as follows ($ in billions):

Institutional Direct	Public Entities and Related	Institutional Intermediaries	Pension	Insurance	Bank	North America	Europe	Asia Pacific
			Sovereign Wealth Fund	High Net Worth and Private Bank	Investment Manager	Middle East & Africa	Other
Other

The following chart presents the AUM of investors committed to more than one of our funds as of December 31, 2021 compared to December 31, 2016 ($ in billions):
We believe that the AUM of multi-fund investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering. Their loyalty has facilitated the growth of our existing businesses and we believe improves our ability to raise new funds and successor funds in existing strategies in the future.
Institutional investors are demonstrating a growing interest in SMAs, which include contractual arrangements and single investor vehicles and funds, because these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional commingled funds. As of December 31, 2021, $64.1 billion, or 28%, of our direct institutional AUM was managed through SMAs. Our publicly-traded entities and their affiliates, including

ARCC, ACRE, ARDC and our non-traded REITs, account for $36.8 billion of our AUM. We have over 820 institutional investors and over 200,000 retail investor accounts across our publicly-traded vehicles.
We believe that client relationships are fundamental to our business and that our performance across our investment groups coupled with our focus on client service has resulted in strong relationships with our investors. Our dedicated and extensive in-house relationship management teams, comprised of over 70 professionals located in North America, Europe, Asia and the Middle East, is dedicated to raising capital globally across all of our funds, servicing existing fund investors and tailoring offerings to meet their needs, developing products to complement our existing offerings, and deepening existing relationships to expand them across our platform. We also have a strategic joint venture with Fidante Partners focused on expanding our presence in Australia. Our senior relationship management team maintains an active and transparent dialogue with an expansive list of investors. This team is supported by product managers and investor relations professionals, with deep experience in each of our complementary investment groups, who are dedicated to servicing our existing and prospective investors.
In addition to our expansive relationships with institutional investors, we have further diversified our investor base with our retail distribution channel. In 2021, in connection with the Black Creek Acquisition, we acquired and rebranded as AWMS, our wholly owned subsidiary, that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel.

Operations Management Group
The OMG consists of shared resource groups to support our reportable segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. Our clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned infrastructure support functions. As such, significant investments have been made to develop the OMG. The OMG also includes AWMS to facilitate our investment offerings in the global wealth management channel. We have successfully launched new business lines, integrated acquired businesses into the operations and created scale within the OMG to support a much larger platform in the future.

Organizational Structure
The simplified diagram below (which omits certain intermediate holding companies) depicts our legal organizational structure. Ownership information in the diagram below is presented as of December 31, 2021. Ares Management Corporation (“AMC”) is a holding company and through subsidiaries is the general partner of the Ares Operating Group entity and operates and controls the business and affairs of the Ares Operating Group. AMC consolidates the financial results of the Ares Operating Group, its consolidated subsidiaries and certain consolidated funds. On April 1, 2021, Ares completed the Reorganization that simplified the organizational structure and merged Ares Offshore and Ares Investments with Ares Holdings. As a result of the Reorganization, Ares Holdings became the sole entity in the Ares Operating Group.

Holdco Members
Ares Partners Holdco LLC
Co-Founders and other senior professional owners
Class A common stock (NYSE: ARES) 9.48%(1)
• Voting rights described below
Ares Owners Holdings L.P.
Ares Management GP LLC
Ares Voting LLC
Class A common stock (NYSE: ARES) 7.94%(1)
• Voting rights described below
Sumitomo Mitsui Banking Corporation
• Non-Voting common stock 100.00%(1)
Class B common stock
• No economic rights
• Voting rights described below
Class C common stock
• No economic rights
• Voting rights described below
Public Common Shareholders
Ares Management Corporation (Issuer)
Class A common stock (NYSE: ARES) 82.58%(1)
• Voting rights described below
Ares Operating Group Units
• Not publicly traded
• Exchangeable on a one-for-one basis for public traded Class A common stock
40.84%
59.16%
Ares Holdings L.P.
100% through direct and indirect ownership
Ares Management LLC
Ares Finance Co. LLC
Ares Finance Co. II LLC
Ares Finance Co. III LLC
Ares Investments Holdings LLC

(1)Assuming the full exchange of Ares Operating Group Units for shares of our Class A common stock, as of December 31, 2021, Ares Owners Holdings L.P. would hold 46.33%, Sumitomo Mitsui Banking Corporation holds 5.80% and the public would hold 47.87% of AMC.

Holding Company Structure

Our common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of our board of directors. Holders of shares of our Class A common stock are entitled to one vote per share of our Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, holders of shares of our Class B common stock are, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to our Class A common stock minus (y) the aggregate number of votes attributable to our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, holders of shares of our Class B common stock are not entitled to vote on any matter submitted to a vote of our stockholders. The holder of shares of our Class C common stock is generally entitled to a number of votes equal to the number of Ares Operating Group Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock. Our Class B common stock and our Class C common stock are non-economic and holders thereof shall not be entitled to (i) dividends from the Company or (ii) receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC and Ares Voting LLC are both wholly owned by Ares Partners Holdco LLC. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”) and qualifies for exceptions from certain corporate governance rules of the NYSE. The Company also has non-voting common stock solely held by Sumitomo Mitsui Banking Corporation (“SMBC”), which has the same economic rights as the Class A common stock.
Accordingly, AMC and any direct subsidiaries of AMC that are treated as corporations for U.S. federal income tax purposes and that are the holders of Ares Operating Group Units are subject to U.S. federal, state and local income taxes in respect of their interests in the Ares Operating Group. The Ares Operating Group entity is treated as a partnership for U.S. federal income tax purposes. An entity that is treated as a partnership for U.S. federal income tax purposes generally incurs no U.S. federal income tax liability at the entity level. Instead, each partner is required to take into account its allocable share of items of income, gain, loss, deduction and credit of the partnership in computing its U.S. federal, state and local income tax liability each taxable year, whether or not cash distributions are made.
AMC holds through subsidiaries a number of Ares Operating Group Units equal to the number of shares of Class A common stock that AMC has issued. The Ares Operating Group Units held by AMC and its subsidiaries are economically identical in all respects to the Ares Operating Group Units that are not held by AMC and its subsidiaries. Accordingly, AMC receives the distributive share of income of the Ares Operating Group from its equity interest in the Ares Operating Group.

Structure and Operation of our Funds
We conduct the management of our funds and other similar private vehicles primarily through organizing a partnership or limited liability structure in which entities organized by us accept commitments and/or funds for investment from institutional investors and other investors. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. Our Credit Group funds also include structured funds in which the investor’s capital is fully funded into the fund upon or soon after the subscription for interests in the fund. The CLOs that we manage are structured investment vehicles that are generally private limited liability companies. Our drawdown funds are generally organized as limited partnerships or limited liability companies. However, there are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. We also advise a number of investors through SMA relationships structured as contractual arrangements or single investor vehicles. In the case of our SMAs that are not structured as single investor vehicles, the investor, rather than us, generally controls custody of the investments with respect to which we advise. We also manage a closed-end interval fund (CADC) that allows for periodic redemptions of the various share classes. Four of the vehicles that we manage are publicly-traded corporations (AAC, ARDC, ARCC and ACRE) and two of the vehicles that we manage are non-traded REITs (AREIT and AIREIT). The publicly-traded corporations, with the exception of AAC and the non-traded REITs, do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain RIC or REIT status). However, ACRE’s charter includes certain limitations relating to the ownership or purported transfer of its common stock in violation of the REIT ownership requirements. In addition, Class A ordinary shares issued by AAC are redeemable for cash by the public shareholders in the event that AAC does not complete a business combination or tender offer associated with stockholder approval provisions.

Our funds are generally advised by Ares Management LLC, which is registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), a wholly owned subsidiary thereof or subsidiary controlled by Ares Management LLC. Responsibility for the day-to-day operations of each investment vehicle is typically delegated to the Ares entity serving as investment adviser pursuant to an investment advisory, management or similar agreement. Generally, the material terms of our investment advisory agreements relate to the scope of services to be rendered by the investment adviser to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles and certain rights of termination with respect to our investment advisory agreements. With the exception of certain of the publicly-traded investment vehicles, the investment vehicles themselves do not generally register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on applicable exemptions thereunder.

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

Fee Structure

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Consolidated Results of Operations” for an overview of our fee structure, including management fee, incentive fee and carried interest arrangements with our funds.

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

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors-Risks Related to Regulation-Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations,” “-Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses,” “-Regulatory changes in jurisdictions outside the United States could adversely affect our businesses,” “-Adverse incidents with respect to ESG activities could impact our or our portfolio companies’ reputation, the cost of our or their operations, or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations,” and “-Regulations governing ARCC’s operation as a business development company affects its ability to raise, and the way in which it raises, additional capital.”

Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify their understanding of, compliance with and adherence to key global Ares policies, procedures and code of ethics. We maintain a compliance group, supervised by our Chief Compliance Officer, that is responsible for monitoring our compliance with the regulatory requirements to which we are subject and managing our compliance policies and procedures. Our compliance policies and procedures seek to address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

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

United States

The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. The Financial Industry Regulatory Authority (“FINRA”) and the SEC oversee the activities of our wholly owned subsidiaries, AWMS and Ares Investor Services LLC (“AIS LLC”), as registered broker-dealers. In connection with certain investments made by funds in our Private Equity Group, certain of our subsidiaries and funds are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.

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

ARCC is a registered investment company that has elected to be treated as a business development company under the Investment Company Act. ARDC and certain other funds are registered investment companies under the Investment Company

Act. Each of the registered investment companies has elected, for U.S. federal tax purposes, to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). To maintain its RIC status under the Code, a RIC must timely distribute an amount equal to at least 90% of its investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to its stockholders. In addition, a RIC generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless it distributes in a timely manner an amount at least equal to the sum of (i) 98% of its ordinary income recognized during a calendar year, (ii) 98.2% of its capital gain net income, as defined by the Code, recognized during the one-year period ending on October 31 of the calendar year, and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which a RIC pays excise tax is generally distributed to its stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, a RIC may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. In addition, as a business development company, ARCC must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of ARCC’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” ARCC is also generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s asset coverage, as calculated pursuant to the Investment Company Act, equals less than 150% after such incurrence.

ACRE, AREIT and AIREIT have each elected and qualified to be taxed as a real estate investment trust, or REIT, under the Code. To maintain its qualification as a REIT, each must distribute at least 90% of its taxable income to its stockholders and meet, on a continuing basis, certain other complex requirements under the Code.

AWMS and AIS LLC, our wholly owned subsidiaries, are registered as broker-dealers with the SEC, maintain licenses in many states, and are members of FINRA. As a broker-dealer, each subsidiary is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to each of our subsidiaries in its capacity as broker-dealers, they are not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As registered broker-dealers and members of a self-regulatory organization, AWMS and AIS LLC are, however, subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. See “Item 1A. Risk Factors-Risks Related to Our Businesses-Political and regulatory conditions, including the effects of negative publicity surrounding the financial industry in general and proposed legislation, could adversely affect our businesses.”

Other Jurisdictions
Certain of our subsidiaries operate outside the United States. In Luxembourg, Ares Management Luxembourg (“AM Lux”) is subject to authorization and regulation by the Commission de Surveillance du Secteur Financier (“CSSF”). In the United Kingdom (the “U.K.”), Ares Management Limited (“AML”) and Ares Management U.K. Limited (“AMUKL”) are subject to regulation and authorization by the U.K. Financial Conduct Authority (the “FCA”). Ares European Loan Management LLP (“AELM”), which is not a subsidiary, but in which we are indirectly invested and which procures certain services from AML, is also subject to regulation by the FCA. In some circumstances, AML, AMUKL, AELM (the “U.K. Regulated Entities”) and other Ares entities are or become subject to U.K. or EU laws, for instance in relation to marketing our funds to investors in the European Economic Area (the “EEA”).
The U.K. exited the EU on January 31, 2020. The withdrawal agreement which provided for a transitional period to allow for the terms of the U.K.’s future relationship with the EU to be negotiated, ended on December 31, 2020. EEA passporting rights are no longer available to the relevant U.K. entities following the end of the transitional period. Various EU laws were “on-shored” into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition. The U.K. and the EU announced, on December 24, 2020, that they had reached agreement on a new Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA formally came into force on May 1, 2021 after applying provisionally from January 1, 2021. Notwithstanding the TCA, there remains considerable uncertainty as to the nature of the U.K.’s future relationship with the EU, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated Entities and our businesses generally could be adversely affected by Brexit. See “Item 1A. Risk Factors-Risks Related to Our Businesses-The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations.” Despite the U.K.’s departure from the EU, new and existing EU legislation is expected to continue to impact our business in the U.K. (whether because its effect is preserved in the U.K. as a matter of domestic policy or because compliance with such legislation (whether in whole or part) is a necessary condition for market access into the EEA) and other EEA member states where we have operations. The U.K.’s departure has the potential to change the U.K.

legislative and regulatory frameworks within which the U.K. Regulated Entities operate, which could adversely affect our businesses or cause a material increase in our tax liability.
AMUKL, AM Lux, AML and AELM (the “European Entities”) all operate within EU legislative frameworks. Notwithstanding the U.K.’s withdrawal from the EU, the U.K. Regulated Entities generally continue to be regulated under these frameworks to the extent they were preserved in U.K. law. In some circumstances other Ares entities are or become subject to EU laws or the law of EEA member states, including with respect to marketing our funds to investors in the EEA.
AM Lux and AMUKL are both alternative investment fund managers (“AIFMs”). Their operations are primarily governed by Directive 2011/61/EU on Alternative Investment Fund Managers and other associated legislation, rules and guidance (“AIFMD”). The U.K. implemented AIFMD while it was still a member of the EU and similar requirements therefore continue to apply in the U.K. notwithstanding Brexit. The AIFMD imposes significant regulatory requirements on AIFMs established in the EEA. AIFMD regulates fund managers by, amongst other things, prescribing authorization conditions for an AIFM, restricting the activities that can be undertaken by an AIFM, prescribing the organizational requirements, operating conditions, and regulatory standards relating to such things as initial capital, remuneration, conflicts, risk management, leverage, liquidity management, delegation of duties, transparency and reporting requirement, etc.

In the EU (but not the U.K.), AIFMD is currently under review. On November 25, 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II”. Subject to the EU ordinary legislative process involving the European Parliament and European Council, this is expected to result in certain amendments to AIFMD. The effective date of such changes taking effect remains uncertain and it is unclear at this stage how AIFMD II will affect us or our subsidiaries.

AML and AELM are both investment firms within the meaning of Directive 2014/65/EU on Markets in Financial Instruments (“MiFID II”). Notwithstanding Brexit, the U.K.’s rules implementing MiFID II continue to have effect and the accompanying Markets in Financial Instruments Regulation 600/2014/EU (“MiFIR”) has been on-shored into U.K. law in connection with this withdrawal. The operations of AML and AELM are primarily governed by U.K. laws and regulatory rules implementing MiFID II, MiFIR and other associated legislation, rules and guidance. AMUKL is subject to certain provisions of U.K.-retained MiFID II because it has top-up permissions to provide certain U.K.-retained MiFID investment services. AM Lux is subject to certain provisions of EU MiFID II because it has top-up permissions to provide certain MIFID investment services. The main business of the European Entities is to provide asset management services to clients from Europe.

MiFID II and MiFIR extended the Markets and Financial Instruments Directive (“MiFID”) requirements in a number of areas and require investment firms to comply with more prescriptive and onerous obligations in relation to such things as: costs and charges disclosure, product design and governance, the receipt and payment of inducements, the receipt of and payment for investment research, suitability and appropriateness assessments, conflicts of interest, record-keeping, best execution, transaction and trade reporting, remuneration, training and competence and corporate governance. Certain aspects of MIFID II and MiFIR are subject to review and change in both the EU and the U.K.

Effective January 1, 2022, the U.K. introduced a new prudential regulatory framework for U.K. investment firms (the “Investment Firm Prudential Regime” or “IFPR”). IFPR took effect from January 1, 2022 and applies to AML and AELM as U.K. MiFID investment firms as well as to AMUKL, as a U.K. AIFM with MiFID “top-up” permissions. Under the IFPR, among other requirements, AML, AMUKL and AELM will be required to maintain a more onerous policy on the way in which it remunerates its staff, to set an appropriate ratio between the variable and fixed components of total remuneration and to meet requirements on the structure of variable remuneration. AML and AMUKL are considered to be part of the same “prudential consolidation group”, and many of the requirements of IFPR (including but not limited to capital, liquidity and remuneration) will apply at the consolidated group level. As a new regime, operating the relevant requirements may lead to additional operational and compliance complexity in the short to medium term and possibly higher regulatory capital requirements for the affected firms.

Our operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. These include operating subsidiaries of Ares SSG Capital Holdings Limited, which are subject to regulation by various regulatory authorities, including the Securities and Futures Commission of Hong Kong and Monetary Authority of Singapore. In addition, as the ultimate parent of the controlling entity of Aspida Life Re Ltd, a Bermuda Class E insurance company, we are considered its “shareholder controller” (as defined in the Bermuda Insurance Act) by the Bermuda Monetary Authority.

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
We expect to face competition in our direct lending, trading, acquisitions and other investment activities primarily from business development companies, credit and real estate funds, specialized funds, hedge fund sponsors, financial institutions, private equity funds, secondaries funds, corporate buyers and other parties. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.
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
Available Information
AMC is a Delaware corporation. Our principal executive offices are located at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067, and our telephone number is (310) 201-4100.
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

Item 1A. Risk Factors
Risk Factor Summary
Our businesses are subject to a number of inherent risks. We believe that the primary risks affecting our businesses and an investment in shares of our Class A common stock are:
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

•challenging market and political conditions in the United States and globally, including tensions between Russia and Ukraine, may reduce the value or hamper the performance of the investments made by us and our funds or impair the ability of our funds to raise or deploy capital;

•if we are unable to raise capital from investors or deploy capital into investments, or if any of our management fees are waived or reduced, or if we fail to realize investments and generate carried interest or incentive fees, our revenues and cash flows would be materially reduced;

•we are subject to risks related to our dependency on our members of the Executive Management Committee, senior professionals and other key personnel as well as attracting, retaining and developing human capital in a highly competitive talent market;

•we may experience reputational harm if we fail to appropriately address conflicts of interest or if we, our employees, our funds or our portfolio companies fail (or are alleged to have failed) to comply with applicable regulations in an increasingly complex political and regulatory environment;

•we face intense competition in the investment management business for investment opportunities and to attract and retain talent;

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

•our international operations subject us to numerous regulatory, operational and reputational risks and expenses;

•we are subject to operational risks and risks in using prime brokers, custodians, counterparties, administrators and other agents;

•the increasing demands of fund investors, including the potential for fee compression and changes to other terms, could materially adversely affect our future revenues;

•we and our third-party service providers may be subject to cybersecurity risks and changes to data protection regulation;

•we may be subject to litigation and reputational risks and related liabilities or risks related to employee misconduct, fraud and other deceptive practices;

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

•third-party investors in our funds may not satisfy their contractual obligation to fund capital calls, particularly as our retail investor base expands;

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

•potential conflicts of interest may arise among the holders of Class B and Class C common stock and the holders of our Class A common stock;

•our holding company structure, Delaware law and contractual restrictions may limit our ability to pay dividends to the holders of our Class A and non-voting common stock and our dividends are non-cumulative;

•other anti-takeover provisions in our charter documents could delay or prevent a change in control; and

•we are subject to risks related to our tax receivable agreement.

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
Our businesses are materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, civil unrest, terrorist acts, and security operations) and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, other adverse weather and climate conditions and pandemics. These factors are outside of our control and may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as ongoing uncertainty following the end of the Brexit transition period on December 31, 2020, hostilities in the Middle East region and more recently between Russia and Ukraine, and concerns over increasing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels as well as geopolitical tension, have precipitated market volatility. The extent and impact of any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine may cause additional financial market volatility and impact the global economy.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility generally. Concerns over significant volatility in the commodities markets, sluggish economic expansion in non-U.S. economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures all highlight the fact that economic conditions remain unpredictable and volatile. In recent periods, geopolitical tensions, including between the U.S. and China and between Russia and Ukraine have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the commodities, equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve is widely expected to increase the federal funds rate in 2022. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Moreover, while conditions in the U.S. economy have generally improved since the credit crisis, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Since credit represents a significant portion of our business and ongoing strategy, any of the foregoing could have a material adverse impact on our business prospects and financial condition.

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
Since the first quarter of 2020, the COVID-19 pandemic has caused a global and national health crisis, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. Many countries and states in the United States, including those in which we, our funds and our funds’ portfolio companies operate, issued (and continue to re-issue) orders requiring the closure of, or certain restrictions on the operation of, certain businesses. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions and overall economic and financial market instability both globally and in the United States. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in economic activity and have had a particularly adverse impact on the energy, hospitality, travel, retail and restaurant industries, and other industries in which certain of our funds’ portfolio companies operate. Such effects remain ongoing and the ultimate duration and severity of the COVID-19 pandemic, including COVID-19 variants, such as the recent Delta variant and Omicron variant, remain uncertain. While several countries, as well as certain states, counties and cities in the United States, have reopened their economies, many cities, both globally and in the United States, such as Hong Kong, are experiencing restrictions related to the COVID-19 pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our and our funds’ business and operations, as well as the business and operations of our funds’ portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
The extent of the impact of the COVID-19 pandemic (including the restrictive measure taken in response thereto) on our and our funds’ operational and financial performance will depend on many factors, including the duration, severity and scope of the public health emergency, the growth trajectory of the Delta variant, the Omicron variant or other variants, the long-term efficacy, availability and acceptance of COVID-19 vaccines, as well as the actions taken by governmental authorities to contain its financial and economic impact, the implementation of travel advisories and restrictions, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to global, regional and local supply chains and economic markets, all of which are uncertain and difficult to assess. The COVID-19 pandemic is continuing as of the filing date of this Annual Report and its extended duration may have adverse impacts on our business, financial performance, operating results, cash flows and financial condition, including the market price of our securities, including for the reasons described below.
The effects of a public health crisis such as the COVID-19 pandemic may materially and adversely impact our value and performance and the value and performance of our funds and our funds’ portfolio companies. Further, the impact of the COVID-19 pandemic may not be fully reflected in the valuation of our or our funds’ investments, which may differ materially from the values that we may ultimately realize with respect to such investments. Our valuations, and particularly valuations of our interests in our funds and our funds’ investments, reflect a moment in time, are inherently uncertain, may fluctuate over short periods of time and are often based on subjective estimates, comparisons and qualitative evaluations of private information. Valuations, on an unrealized basis, can also be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates, all of which have been impacted and continue to be impacted by the COVID-19 pandemic. It is uncertain whether such valuations may decline and they could become increasingly difficult to ascertain depending on the pace of recovery. As a result, our valuations and the valuations of our interests in our funds and our funds’ investments, may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Accordingly, we and our funds may incur net unrealized losses or may incur realized losses in the future, which could have a material adverse effect on our business, financial condition and results of operations. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us, the fair value of our and our funds’ investments and could adversely impact our funds’ ability to fulfill our investment objectives.
Our ability to market and raise new or successor funds in the future may be impacted by the continuation and reintroduction of travel restrictions and social distancing requirements implemented in response to the COVID-19 pandemic. This may reduce or delay anticipated fee revenues. In addition, the significant volatility and declines in valuations in the global markets as well as liquidity concerns may impact our ability to raise funds or deter fund investors from investing in new or successor funds that we are marketing.
Our funds may experience a slowdown in the pace of their investment activity and capital deployment, which could also adversely affect the timing of raising capital for new or successor funds and could also impact the management fees we earn on funds that generate fees based on invested (and not committed) capital. While the increased volatility in the financial markets caused by the COVID-19 pandemic may present attractive investment opportunities, we or our funds may not be able to complete those investments due to, among other factors, increased competition or operational challenges such as our ability to obtain attractive financing, conduct due diligence and consummate the acquisition and disposition of investments for our funds because of continued and re-introduced travel restrictions and social distancing requirements.
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
Adverse market conditions resulting from the COVID-19 pandemic may impact our liquidity. Our cash flows from management fees may be impacted by, among other things, a slowdown in fundraising or delayed deployment. These conditions may also make it difficult for us to refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than we currently experience. While our senior professionals have historically made co-investments in our funds alongside our limited partners, thereby reducing our obligation to make such investments, due to financial uncertainty or liquidity concerns, our employees may be less likely to make co-investments, which would result in such general partner commitments remaining our obligation to fund and reducing our liquidity. In addition, our funds may be impacted due to failure by our fund investors to meet capital calls, which would negatively impact our funds’ ability to make investments or pay us management fees.
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
The COVID-19 pandemic may adversely impact our business and operations since an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. While we have taken steps to secure our networks and systems, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by failures of, or attacks on, their information systems and technology. In addition, COVID-19 presents a significant threat to our employees’ well-being and morale, which could impact employee retention and productivity. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us, our funds or our funds’ portfolio companies to increased risk of litigation for non-compliance.
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
    In recent periods there has been an increasing level of public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments and income generated from such investments. For further discussion regarding recent legislation affecting the taxation of carried interest, see “-We depend on the members of the Executive Management Committee, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.” In connection with the transition to a Democratic Presidential administration and majority in the U.S. Congress, uncertainty has arisen regarding prospective changes in law and regulation affecting the U.S. private equity industry, including the possibility of significant revision to the Code and U.S. securities and financial laws, rules and regulations. See “-Risks Related to Taxation-Applicable U.S. and foreign tax law, regulations, or treaties, and changes in such tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect our effective tax rate, tax liability, financial condition and results, ability to raise funds from certain foreign investors, increase our compliance or withholding tax costs and conflict with our contractual obligations.” and “Risk Related to Regulation-Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” The likelihood of occurrence and the effect of any such change is highly uncertain and could have an adverse impact on us, our portfolio companies and our fund investors. See “Risk Related to Regulation-Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.”
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
    Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may downsize their investment allocations to alternative asset managers to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative investments could decline. Further, investors often evaluate the amount of distributions they have received from existing funds when considering commitments to new funds. Poor performance of our funds, or regulatory or tax constraints, could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, which affects our ability to raise capital for existing and future funds. If economic and market conditions deteriorate or continue to be volatile, investors may delay making new commitments to investment funds and/or we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. We may not be able to find suitable investments for the funds to effectively deploy capital, which could reduce our revenues and cash flow and adversely affect our financial condition as well as our ability to raise new funds and our prospects for future growth. In addition, certain investors have implemented or may implement restrictions against investing in certain types of asset classes, such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes. If we were unable to successfully raise capital, our revenue and cash flow would be reduced, and our financial condition would be adversely affected. Furthermore, while our senior professionals have committed substantial capital to our funds, commitments from new investors may depend on the commitments made by our senior professionals to new funds and there can be no assurance that there will be further commitments to our funds by these individuals, and any future investments by them in our funds or other alternative investment categories will likely depend on the performance of our funds, the performance of their overall investment portfolios and other investment opportunities available to them.
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
    The departure or bad acts of any of our senior professionals, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. Turnover and associated costs of rehiring, the loss of human capital through attrition and the reduced ability to attract talent could impair our ability to implement our growth strategy and maintain our standards of excellence. Further the departure of some or all of those individuals could also trigger certain “key person” provisions in the documentation governing certain of our funds, which would permit the investors in those funds to suspend or terminate such funds’ investment periods or, in the case of certain funds, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together. See “-Any potential employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.”
    We anticipate that it will be necessary for us to add investment professionals both to grow our businesses and to replace those who depart. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in investment management firms is significant, both in the United States and internationally, and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We seek to offer our personnel meaningful professional development opportunities and programs such as employee engagement, training and development opportunities and periodic review processes. We also seek to provide our personnel with competitive benefits and compensation packages. However, these efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our business and growth.
Furthermore, under the Tax Cuts and Jobs Act, investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain. The longer holding period requirement may result in some or all of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. In January 2021, the IRS released final regulations implementing the carried interest provisions that were enacted as part of the Tax Cuts and Jobs Act. In addition, following the Tax Cuts and Jobs Act, the tax treatment of carried interest has continued to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. Congress and the current Presidential administration may consider legislation to further extend the holding period for carried interest to qualify for long-term capital gains treatment, have carried interest taxed as ordinary income rather than as capital gain, impose surchargers on carried interest or increase the capital gains tax rate. Tax authorities and legislators in other jurisdictions that Ares has investments or employees in could clarify, modify or challenge their treatment of carried interest. For example, the U.K. Office of Tax Simplification is currently reviewing the U.K. Capital Gains Tax Regime, and there is a risk that such review could result in a change to the taxation of carried interest with respect to our U.K. investment professionals. Additionally, the COVID-19 pandemic may increase these risks as international authorities consider methods to increase tax revenues due to increasing fiscal deficits. In addition, there have been recent laws and regulations that regulate the compensation of certain of our employees. All of these changes may materially increase the amount of taxes that our employees and other key personnel would be required to pay and as a result may impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions or may require us in certain circumstances to consider alternative or modified incentive arrangements for such employees or key personnel. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our carried interest and incentive fees that we grant to our investment professionals. In the year ended December 31, 2021, we incurred equity compensation expenses of $237.2 million, and we expect these costs to continue to increase in the future as we increase the use of equity compensation awards to attract, retain and compensate employees.
Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our businesses.
    As we expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ investment activities. These conflicts are most likely to arise between or among our funds or between one or more funds across our Credit, Private Equity, Real Estate, Secondary Solutions and Strategic Initiatives Groups, including any special purpose acquisition companies (“SPACs”) and similar investment vehicles that we sponsor. These conflicts of interest include:
•we and certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity may give rise to a potential conflict of interest if it results in our having to restrict any fund or other part of our business from trading in the securities of such company;
•we may allocate an investment opportunity that is appropriate for Ares and/or multiple funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as differences with respect to available capital, the size of a fund, minimum investment amounts and remaining life of a fund, differences in investment objectives or current investment strategies, such as objectives or strategies, differences in risk profile at the time an opportunity becomes available, the potential transaction and other costs of allocating an opportunity among various funds, potential conflicts of interest, including whether multiple funds have an existing investment in the security in question or the issuer of such security, the nature of the security or the transaction including the size of investment opportunity, minimum investment amounts and the source of the opportunity, current and anticipated market and general economic conditions, existing positions in an issuer/security, prior positions in an issuer/security and other considerations deemed relevant to us;
•our Private Equity Group funds may acquire positions in a single portfolio company, for example, where the fund that made an initial investment no longer has capital available to invest;
•we may cause different funds that we advise to purchase different classes of securities in the same portfolio company. For example, Private Equity Group funds may acquire positions in companies in which our Credit Group funds own debt securities. A direct conflict of interest could arise between the security holders if such a company were to become distressed or develop insolvency concerns;
•funds in one group could be restricted from selling their positions in such companies for extended periods because investment professionals in another group sit on the boards of such companies or because another part of the firm has received private information;
•certain funds in different groups may invest alongside each other in the same security. ARCC and other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with affiliated investment funds pursuant to an SEC order (the “Co-investment Exemptive Order”). The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-investment Exemptive Order; and

•conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies.
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
    As a general matter, our allocation of co-investment opportunities is entirely within our discretion and there can be no assurance that co-investments of any particular type or amount will be allocated to any of our funds or investors. There can be no assurance that co-investments will become available and we will take into account a variety of factors and considerations we deem relevant in our sole discretion in allocating co-investment opportunities, including, without limitation, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, our assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the co-investment and its history of participating in Ares co-investments, the potential co-investor’s strategic value to the co-investment, our funds or future funds, the length and nature of our relationship with the potential co-investor, including whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Ares or any of its funds, our assessment of a potential co-investor’s ability to commit to a co-investment opportunity within the required timeframe of the particular transaction, the economic and other terms of such co-investment (e.g., whether management fees and/or carried interest would be payable to us and the extent thereof), and such other factors and considerations that we deem relevant in our sole discretion under the circumstances.
    Certain funds in different groups may invest alongside each other in the same security. ARCC and other registered closed-end management investment companies managed by us are permitted to co-invest in portfolio companies with each other and with affiliated investment funds pursuant to the Co-investment Exemptive Order. The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-investment Exemptive Order. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies. We, from time to time, incur fees, costs, and expenses on behalf of more than one fund. To the extent such fees, costs, and expenses are incurred for the account or benefit of more than one fund, each such fund will typically bear an allocable portion of any such fees, costs, and expenses in proportion to the size of its investment in the activity or entity to which such expense relates (subject to the terms of each fund’s governing documents) or in such other manner as we consider fair and equitable under the circumstances such as the relative fund size or capital available to be invested by such funds. Where a fund’s governing documents do not permit the payment of a particular expense, we will generally pay such fund’s allocable portion of such expense.
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
•some of our competitors may have better expertise or be regarded by investors as having better expertise or reputation in a specific asset class or geographic region than we do;
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
    Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit. Increased competition may adversely impact our ability to deploy capital, which could reduce our revenues and cash flow and adversely affect our financial condition.

Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay carried interest previously paid to us and could adversely affect our ability to raise capital for future funds.
We derive revenues primarily from:
•management fees, which are based generally on the amount of capital committed to or invested by our funds;
•carried interest and incentive fees, which are based on the performance of our funds; and
•returns on investments of our own capital in the funds and other investment vehicles, including SPACs, that we sponsor and manage.

    When any of our funds perform poorly, either by incurring losses or underperforming benchmarks, as compared to our competitors or otherwise, our investment record suffers. As a result, our carried interest and incentive fees may be adversely affected and, all else being equal, the value of our assets under management could decrease, which may, in turn, reduce our management fees. Moreover, we may experience losses on investments of our own capital as a result of poor investment performance. If a fund performs poorly, we will receive little or no carried interest and incentive fees with regard to the fund and little income or possibly losses from our own principal investment in such fund. Furthermore, if, as a result of poor performance or otherwise, a fund does not achieve total investment returns that exceed a specified investment return threshold over the life of the fund or other measurement period, we may be obligated to repay the amount by which carried interest that was previously distributed or paid to us exceeds amounts to which we were entitled. Poor performance of our funds and other vehicles could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise as a result of poor performance. Investors in our open-ended funds may redeem their investment as a result of poor performance. Poor performance of our publicly-traded funds may result in stockholders selling their stock in such vehicles, thereby causing a decline in the stock price and limiting our ability to access capital. For further information on the impact of poor fund performance, see “We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.”
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
    The management fees we receive from ARCC (including fees attributable to Part I Fees from ARCC) comprise a significant percentage of our management fees. The investment advisory and management agreement we have with ARCC categorizes the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on ARCC’s total assets (excluding cash and cash equivalents), (b) fees based on ARCC’s net investment income (before Part I Fees from ARCC and ARCC Part II Fees), which are paid quarterly (“Part I Fees” from ARCC), and (c) fees based on ARCC’s net capital gains, which are paid annually (“ARCC Part II Fees”). We classify the Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If ARCC’s total assets or its net investment income (before Part I Fees from ARCC and ARCC Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from ARCC, including the base management fee and the Part I Fees from ARCC, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because the ARCC Part II Fees are not paid unless ARCC achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation), ARCC’s Part II Fees payable to us are variable and not predictable. In addition, Part I Fees from ARCC and ARCC Part II Fees may be subject to cash payment deferral if certain return hurdles are not met, which could have an adverse effect on our cash flows. We may also, from time to time, waive or voluntarily defer any fees payable by ARCC in connection with strategic transactions.
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

    We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. The Institutional Limited Partners Association (“ILPA”) published a set of Private Equity Principles (the “Principles”) which called for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fee structures. We promptly provided ILPA with our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so. More recently, institutional investors have been increasing pressure to reduce management and investment fees charged by external managers, whether through direct reductions, deferrals, rebates or other means. In addition, we may be asked by investors to waive or defer fees for various reasons, including during economic downturns or as a result of poor performance of our funds. We may not be successful in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new businesses could have an adverse effect on our profit margins and results of operations. For more information about our fees see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition, we may not be able to maintain our current fee structure if we fail to grow the assets of our funds. This would limit our ability to earn additional management fees, carried interest and incentive fees, and ultimately affect our operating results. Our fund investors and potential fund investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our funds’ performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and, ultimately, our management fee income. In the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue.
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
•monitoring and enhancing our cybersecurity and data privacy risk management; and
•training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.
    We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
    In addition, pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. To accommodate the needs of global investors and strategies we must structure investment products in a manner that addresses tax, regulatory and legislative provisions in different, and sometimes multiple, jurisdictions. Further, in conducting business in foreign jurisdictions, we are often faced with the challenge of ensuring that our activities and those of our funds and, in some cases, our funds’ portfolio companies, are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (the “FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing non-U.S. fund investors means that we must comply with international laws governing the sale of interests in our funds, different investor reporting, investor “know your customer” requirements and information processes and other requirements, which may impact our ability to service such investors. As a result, we are required to continuously develop our systems and infrastructure, including employing and contracting with foreign businesses and entities, in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. This growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage or maintain appropriate oversight over our expanding international operations effectively or that we will be able to continue to grow this part of our businesses, and any failure to do so could adversely affect our ability to generate revenues and control our expenses. See “-Regulatory changes in jurisdictions outside the United States could adversely affect our businesses.”
We may enter into new lines of business and expand into new investment strategies, geographic markets, strategic partnerships and businesses, each of which may result in additional risks, expenses and uncertainties in our businesses.
    We intend, if market conditions warrant, to grow our businesses by increasing assets under management in existing businesses and expanding into new investment strategies, geographic markets, strategic partnerships and businesses. We may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners, acquisition of companies, or other strategic initiatives (including through our Strategic Initiatives Group), which may include entering into new lines of business. In 2021, we entered the secondaries funds market with the Landmark Acquisition and expanded the scope of our Real Estate Group, through the Black Creek Acquisition which included management of non-traded REITs and a retail distribution platform. In addition, consistent with our past experience, we expect opportunities will arise to acquire other alternative or traditional asset managers.

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
•compliance with or applicability to our business or our portfolio companies of regulations and laws, including, in particular, local regulations and laws and customs in the numerous jurisdictions in which we operate and the impact that noncompliance or even perceived noncompliance could have on us and our portfolio companies;
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
    Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures and business combinations through subsidiary sponsored SPACs, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control or disputes with our joint venture partners. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify all of the specific risks we may face and the potential adverse consequences on us and their investment that may result from any attempted expansion.

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
    This strategy also contemplates the use of shares of our publicly-traded Class A common stock as acquisition consideration. Volatility or declines in the trading price of shares of our Class A common stock may make shares of our Class A common stock less attractive to acquisition targets. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new businesses. If we are not successful in implementing our growth strategy, our business, financial results and the market price for shares of our Class A common stock may be adversely affected.
Risk Related to Regulation
Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.
    Overview of our regulatory environment and exemptions from certain laws.  Our businesses are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. FINRA and the SEC oversee the activities of our wholly owned subsidiaries AIS LLC and AWMS as registered broker-dealers, which also maintain licenses in many states. We are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, such action could increase our cost of doing business or subject us to regulatory action or third-party claims, which could have a material adverse effect on our businesses. For example, in 2013 the SEC amended Rule 506 of Regulation D under the Securities Act to impose “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived by the SEC. The definition of a “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver or, in certain circumstances, terminate our involvement with such “covered person”.
We expect a greater level of SEC enforcement activity under the new Presidential administration, and while we have a robust compliance program in place, it is possible this enforcement activity will target practices at which we believe we are compliant and which were not targeted by the prior Presidential administration. For example, the Biden administration and the current leadership of the SEC have signaled that they intend to seek to enact changes to numerous areas of law and regulations currently in effect. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation and has proposed a number of new rules that, if adopted as proposed, would impose significant changes on investment advisers and their management of private funds (including with respect to fund audits, adviser-led secondary transactions, fee and expense allocation and reporting, beneficial ownership reporting under Exchange Act Sections 13(d) and 13(g), reporting on Form PF, Rule 10b5-1 insider trading plans, borrowings, indemnification, side letters, cybersecurity risk management, and annual compliance reviews), and the SEC is expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. Any of the foregoing could lead to further regulatory uncertainty, result in changes to our operations and could materially impact our funds and/or their investments and/or the Company, including by causing us to incur additional expenses.

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
    Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to effect desired trades. Position limits represent the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. In October 2020 the CFTC, adopted a final rule that applies specific limits on speculative positions in 25 physical commodity futures contracts, futures and options directly or indirectly linked to such contracts as well as economically equivalent swaps. Implementation of the final rule, which has a general compliance date of January 1, 2022, could also limit or restrict the ability of our funds to use, trade or invest in futures and swaps and increase the cost of engaging in these transactions. The Dodd-Frank Act also authorizes the SEC to establish position limits on security-based swaps, which rules could have a similar impact on our business. The CFTC could propose to expand such requirements to other types of contracts in the future. These rules and any additional proposals could affect our ability and the ability for our funds to enter into derivatives transactions.
    In January 2019, rules enacted by the Board of Governors of the Federal Reserve System, FDIC and the OCC came into effect and placed limitations on the exercise of certain specified insolvency-related default and cross-default rights against a counterparty that has been designated as a global systemically important banking organization (the “Stay Regulations”). These rules are intended to mitigate the risk of destabilizing close-outs of certain qualifying financial contracts (“QFCs”) (including but not limited to, derivatives, securities lending, and short-term funding transactions, such as repurchase agreements) entered into by U.S. global systemically important banking organizations. The ultimate impact of the Stay Regulations on our business will not be known unless one or more counterparties with whom we have QFCs experiences a covered insolvency event, but it could be material.
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
    Compliance with existing and new regulations subjects us to significant costs. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. For example, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150.0 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and requires a significant amount of attention and time to be spent by our personnel. The SEC has recently proposed changes to Form PF which would require reporting within one business day upon the occurrence of certain fund-level events, which, if enacted, could further increase related administrative costs and burdens. Most of the regulations to which our businesses are subject are designed primarily to protect investors in our funds and portfolio companies and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction is imposed against us, one of our subsidiaries or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.
    In the past several years, the financial services industry, and private equity and alternative asset managers in particular, has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by proposing a number of new rules that, if adopted, would impose significant changes on investment advisers and their management of private funds and by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against private fund managers. This increased enforcement activity may cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
A number of our investing activities, such as our direct lending business, are also subject to regulation by various U.S. and foreign regulators. It is impossible to determine the full extent of the impact on us of existing regulation or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our businesses, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. As of December 31, 2021, our direct lending AUM represented 44% of our total AUM.

In May 2020, our subsidiary Ares Management LLC consented to the entry of an administrative and cease-and-desist order (the “Order”) instituted by the SEC relating to the insufficient implementation and enforcement of Ares’ written policies and procedures regarding the prevention of misuse of potentially material nonpublic information (“MNPI”) in 2016 when Ares had an employee serving on the board of directors of a public company in which one of its funds was invested. The Order did not find any misuse of MNPI by Ares or its employees; however, the Order included cease and desist provisions and a censure, and payment of a civil penalty in the amount of $1.0 million.
    While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. Further, the SEC has recently proposed new rules for private fund advisers related to such topics, which if adopted, would prohibit non-pro rata fees, charging accelerated fees for unperformed services or fees and expenses associated with an examination to private fund clients and seeking reimbursement of fees for services not performed, require written disclosure to all investors and prospective investors of preferential treatment terms and detailed quarterly reporting of all adviser compensation, fees and expenses, as well as performance information. In addition, our Private Equity Group funds have engaged in the past and may engage from time to time advisors who often work with our investment teams during due diligence, provide board-level governance and support and advise portfolio company leadership. Advisors generally are third parties and our funds typically bear the costs of such advisors. In some cases, an operating executive may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive directly (meaning that investors in our Private Equity Group funds may indirectly bear the operating executive’s compensation). While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of these advisors, the SEC staff may disagree.
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
Regulations impacting the insurance industry could adversely affect our business and our operations, and our provision of products and services to insurance companies, including through Aspida, subjects us to a variety of risks and uncertainties.
The insurance industry is subject to significant regulatory oversight, both in the U.S. and abroad. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements, capital adequacy including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. Insurance regulatory authorities regularly review and update these and other requirements. Currently, there are proposals to increase the scope of regulation of insurance holding companies in the U.S., Bermuda and other jurisdictions. Changes in regulations impacting the insurance industry could adversely impact our expansion into the insurance industry, the prospects of our Bermuda insurance company subsidiary Aspida Life Re Ltd. (formerly known as F&G Reinsurance Ltd) and other investments we make in the insurance industry, both in the U.S. and abroad and limit our ability to raise capital for our funds from insurance companies, which could limit our ability to grow.
The U.S. and non-U.S. insurance industries are subject to significant regulation. Regulatory authorities in the U.S. and many relevant jurisdictions have broad regulatory (including through any regulatory support organization), administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements and capital adequacy. Because these requirements are primarily concerned with the protection of policyholders, regulatory authorities often have wide discretion in applying restrictions and regulations, which may indirectly affect Aspida, Aspida Life Re Ltd. and other parts of our business that operate within or offer products or services to insurance industry.
We may be the target or subject of, or may have indemnification obligations related to, litigation, enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance companies, which could result in, among other things, suspension or revocation of licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent AIS or another Ares business that offers products to insurance companies, or our subsidiary Aspida Life Re Ltd., is directly or indirectly involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties from both U.S. and foreign regulators.
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
Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior professionals. We are subject to a number of laws, obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Compliance Manual, a Code of Ethics and our Employee Handbook. The violation of these laws, obligations, standards and policies by any of our employees could adversely affect investors in our funds and us. Our businesses often require that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees or former employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), concealing or failing to disclose conflicts of interest with our funds or portfolio companies or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees. The growth of our employee base and increasing operational footprint in new jurisdictions as a result of our expanding global presence may heighten the risk of any of the foregoing, particularly in the context of employees who may not have a close familiarity with industries that are regulated in the same way as ours,
    It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees or former employees were to engage in misconduct or were to be accused of such misconduct, our businesses and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds. Our current and former employees and those of our portfolio companies may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could harm our and such portfolio company’s brand and reputation. The pervasiveness of social media, coupled with increased public focus on the externalities of activities unrelated to the business, could further magnify the reputational risks associated with negative publicity.

Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by us or our funds and could affect our results of operations and financial results.
    In March 2013, the predecessor regulator to the FCA published final rules for the FCA’s regulation and supervision of the London Interbank Offered Rate (“LIBOR”). In particular, the FCA’s LIBOR rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. These requirements may cause LIBOR to be more volatile than it has been in the past, which may adversely affect the value of investments made by our funds. On February 3, 2014, ICE Benchmark Administration Limited (“IBA”) took responsibility for administering LIBOR, following regulatory authorization by the FCA. In July 2017, the FCA announced that it would phase out LIBOR by the end of 2021.
On March 5, 2021, IBA notified the FCA that it intends to cease publishing (i) the principal LIBOR tenors in four currencies (GBP, EUR, CHF and JPY) immediately after December 31, 2021, (ii) the one week and two month tenors of USD LIBOR, immediately after December 31, 2021, and (iii) all other USD LIBOR tenors (e.g., overnight, one month, three month, six month and twelve month) immediately after June 30, 2023. On the same day, the FCA, as supervisor of IBA, made its announcement on the future cessation and loss of representativeness of the LIBOR benchmarks.
The nominated replacement for USD-LIBOR is the Secured Overnight Financing Rate (“SOFR”) and the nominated replacement for GBP-LIBOR is the Sterling Overnight Interbank Average Rate (“SONIA”). In March 2020, the Federal Reserve began publishing 30-, 90- and 180-day tenor SOFR Averages and a SOFR Index and in July 2020, Bloomberg began publishing fall-backs that the International Swaps and Derivatives Association (“ISDA”) implemented in lieu of LIBOR with respect to swaps and derivatives. In July 2021, the CME Group’s forward-looking SOFR term rates were formally recommended by the Alternative Reference Rates Committee.
ISDA has published the ISDA Fallbacks Supplement (the “Fallbacks Supplement”) which creates a contractual framework for counterparties to agree a replacement rate, and the ISDA Fallbacks Protocol (the “Fallbacks Protocol”), for parties who signed up to the Fallbacks Protocol and the Fallbacks Supplement, which came into effect on January 25, 2021. The Fallbacks Supplement amends the 2006 ISDA Definitions to incorporate the new risk-free rates (“RFRs”) fallbacks, such that where a derivatives transaction that references the 2006 ISDA Definitions is executed on or after January 25, 2021, the changes to the fallback rate are applied automatically. The Fallbacks Protocol has the effect of incorporating the Fallbacks Supplement into contracts covered by the Protocol and entered into before January 25, 2021.
In order to avoid disruption for users of GBP and JPY LIBOR who have been unable to transition to RFRs prior to December 31, 2021, the FCA has required the continued publication of six GBP and JPY LIBOR settings on a changed or “synthetic” methodology (“Synthetic LIBOR”) for at least 12 months following January 1, 2022. Supervised users of all financial contracts other than cleared derivatives are permitted to use these settings in respect of legacy contracts only. The FCA has indicated there will be no extensions to publication beyond the end of 2022 in respect of the JPY LIBOR settings. Synthetic LIBOR therefore cannot be relied upon in the long term and transition to RFRs should still be implemented as a matter of urgency.
Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. As LIBOR ceases to exist, we, our investments funds and our portfolio companies may need to continue to amend or restructure those of our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021 and which have not yet been transitioned to RFRs. This may be difficult, costly and time consuming and may result in adverse tax consequences. In addition, from time to time our funds invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. The continued transition to RFRs may have an impact on the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds’ interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition. Additionally, where there is a different fallback mechanic across derivative, loan, bond and repo markets, mismatches and gaps will appear. The mismatch risk is particularly acute if we, our investments funds or our portfolio companies have entered into a derivatives transaction to hedge a risk arising under another financial arrangement, such as a loan.
Regulatory changes in jurisdictions outside the United States could adversely affect our businesses.

Certain of our subsidiaries operate outside the United States. In Luxembourg, AM Lux is subject to regulation by the CSSF. In the U.K., the U.K. Regulated Entities are subject to regulation by the FCA. In some circumstances, the U.K. Regulated Entities and other Ares entities are or become subject to U.K. or EU laws, for instance in relation to marketing our funds to investors in the EEA.
Despite the U.K.’s departure from the EU on January 31, 2020 (see “-The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations” for further detail), new and existing EU legislation is expected to continue to impact our business in the U.K. The following EU measures are of particular relevance to our business.
On January 1, 2019, the new EU Securitisation Regulation (the “Securitisation Regulation”) came into effect and applied to securitizations issued after that date. Among other things, the Securitisation Regulation includes requirements in relation to transparency and risk retention and restricts AIFMs from investing in securitizations which do not comply with its provisions (“non-compliant securitizations”). The Securitisation Regulation also imposes an obligation on AIFMs to divest where they hold an interest in a non-compliant securitization. It is currently unclear if the Regulation applies to AIFMs domiciled outside the EEA but marketing one or more alternative investment funds in the EEA under a national private placement regime. This lack of clarity may hamper our ability to raise capital for some of our non-EEA funds from investors in the EEA or subject such fund raising to additional risks, including, if application of the Securitisation Regulation to non-EEA AIFMs is confirmed, that their funds that market in the EEA could be required to divest of interests in non-compliant securitizations at sub-optimal prices. Both the EU and the U.K. (in relation to the on-shored version of the Securitisation Regulation) are undertaking reviews of their respective regimes and changes may follow as a result. There is no certainty as to the effect such changes may have on Ares and relevant funds. Furthermore, there can be no guarantee that the U.K. will move in lockstep with the changes proposed by the EU. Additional underlying rules are in the process of being finalized by the EU which may impact the manner in which the risk retention rules must be implemented by Ares and relevant funds.
The EU Regulation on over-the-counter (“OTC”) derivative transactions, central counterparties and trade repositories (the “European Market Infrastructure Regulation” or “EMIR”) requires the mandatory clearing of certain OTC derivatives through central counterparties. This creates additional risk mitigation requirements (including, in particular, margining requirements) in respect of certain OTC derivative transactions that are not cleared by a central counterparty and imposes reporting and record keeping requirements in respect of most derivative transactions. The requirements are similar to, but not the same as, those in Title VII of the Dodd-Frank Act. The U.K. has on-shored EMIR, thus a similar but not identical set of rules now apply in the U.K. notwithstanding Brexit. Certain cross-border arrangements (such as those where an Ares European fund enters into derivatives transactions with a U.K. counterparty, transacts on a U.K. trading venue or clears its derivatives through a U.K. clearing house) may be impacted. Compliance with the relevant requirements in the EU and the U.K. (as applicable) is likely to continue to increase the burdens and costs of doing business.
A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) have now been finalized, and took effect on June 26, 2021. IFR/IFD introduces a bespoke prudential regime for most MiFID investment firms to replace the one that currently applies under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. Depending on how EU member states implement IFR/IFD, certain aspects of these rules may also apply AIFMs that have been authorized to provide investment services via a MiFID “top-up” permission, however the Luxembourg regulator, Commission de Surveillance du Secteur Financier, has so far taken the position not to extend such rules to AIFMs with MiFID top-up permissions and as such, AM Lux to date remains outside of the scope of IFR/IFD.
The U.K.’s version of IFR/IFD, the IFPR took effect from January 1, 2022. The IFPR applies to AML and AELM as U.K. MiFID investment firms and to AMUKL, as a U.K. AIFM with a MiFID “top-up” permissions. Under the IFPR, among other requirements, AML, AMUKL and AELM will be required to maintain a more onerous policy on remuneration, to set an appropriate ratio between the variable and fixed components of total remuneration and to meet requirements on the structure of variable remuneration. AML and AMUKL are considered to be part of the same “prudential consolidation group”, and many of the requirements of IFPR (including but not limited to capital, liquidity and remuneration) will apply at the consolidated group level. As a new regime, operating the relevant requirements may lead to additional operational and compliance complexity in the short to medium term and possibly higher regulatory capital requirements for the affected firms.
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
Alternative Investment Fund Managers Directive
    AIFMD took effect on July 22, 2013 and applies to (1) AIFMs established in the EEA that manage EEA or non-EEA AIFs, (2) non-EEA AIFMs that manage EEA AIFs and (3) non-EEA AIFMs that market their AIFs to professional investors within the EEA. Non-EEA AIFMs do not currently benefit from marketing passport rights and may only market AIFs to investors in some EEA jurisdictions in accordance with national private placement regimes. The U.K. implemented AIFMD while it was still a member of the EU and “on-shored” it as part of U.K. law, such that similar requirements continue to apply in the U.K. notwithstanding Brexit.
    In November 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II”. The current draft proposes a number of amendments to AIFMD, including more onerous delegation requirements which may require a review of AM Lux’s existing arrangements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The draft also proposes significant new requirements relating to the activities of funds managed by AM Lux which originate loans including new restrictions on the structure which such funds may take.
AIFMD II may result in new restrictions on the ability of certain of our affiliates other than AM Lux to register funds for marketing to investors in certain EEA states.

AIFMD II imposes a range of requirements on AIFMs which may increase the cost of doing business for AM Lux and Ares’ non-EEA AIFMs (including AMUKL) to the extent they market funds in the EEA and potentially disadvantages our funds as investors in private companies located in EEA member states when compared to non-AIF/AIFM competitors that may not be subject to such requirements. The draft legislation remains subject to change and it is unclear whether and how any such legislation will affect us or our subsidiaries. Compliance with AIFMD II has the potential to increase the cost and complexity of raising capital and consequently may slow the pace of fundraising. It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.

    While there is no current indication that the non-EEA AIFM passport provisions of AIFMD will become effective or available, certain of the jurisdiction specific private placement regimes may cease to exist in the case that it does. This development could have a negative impact on our ability to raise capital from EEA investors if, for example, a jurisdiction specific private placement regime ceases to operate and the non-EEA AIFM passport is not made available to United States or U.K. AIFMs.
EU measures on the cross-border distribution of investment funds
Effective largely from August 2, 2021, AIFMD (but not U.K.-retained AIFMD) was amended by the EU legislative package on the Cross-Border Distribution of Funds (“CBDF”). Parts of CBDF require implementation into national laws in the

EEA, which process is ongoing. Amongst other things, CBDF introduced and will introduce new requirements relating to notice to regulators about pre-marketing, restrictions on which Ares entities are permitted to engage in pre-marketing, restrictions on the ability to accept investor commitments when similar funds have previously been deregistered for marketing, and new content requirements for marketing materials directed at EEA investors. The new regulations have the potential to hamper our ability to raise capital from EEA investors and increase the cost of doing so.
Solvency II
The European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (EU) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority. The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU.
We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers are subject to more onerous data collation and reporting requirements. As a result, there is the potential for Solvency II to have an adverse indirect effect on our businesses by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. On September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive. The proposals are subject to the EU ordinary legislative process involving the European Parliament and the European Council, with the implementation date of the revised Solvency II Directive currently unknown. It is unclear at this stage the extent to which the proposed amendments to Solvency II will have an indirect effect on our businesses.
MiFID II
    MiFID II came into effect on January 3, 2018. Although the U.K. has now withdrawn from the EU, its rules implementing MiFID II continue to have effect and MiFIR has been on-shored into U.K. law (subject to certain amendments to ensure it operates properly in a U.K.-specific context). MiFID II amended the existing MiFID regime and, among other requirements, introduced new organizational and conduct of business requirements for investment firms in the EEA. MiFID II requirements apply to AML and AELM as MiFID investment firms. Certain requirements of MiFID II also apply to AIFMs with a MiFID “top-up” permission, such as AMUKL and AM Lux.
MiFID II extended MiFID requirements in a number of areas such as the receipt and payment of inducements (including investment research), suitability and appropriateness assessments, conflicts of interest, record-keeping, costs and charges disclosures, best execution, product design and governance, and transaction and trade reporting. Under MiFID II, national competent authorities are also required to establish position limits in relation to the maximum size of positions which a relevant person can hold in certain commodity derivatives. The limits apply to contracts traded on trading venues and their economically equivalent OTC contracts. The position limits established, as amended from time to time, and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access and a number of other adverse consequences which would have a detrimental impact on our business. Certain aspects of MIFID II and MiFIR are subject to review and change in both the EU and the U.K.
CSPD
In March 2018, the European Commission published a proposal for a new directive governing credit servicers, credit purchasers and the recovery of collateral in connection with loans (the “Credit Servicers and Purchasers Directive” or “CSPD”). The policy aim behind CSPD is the development of a well-functioning secondary market for non-performing loans. The CSPD was finalized and published in the Official Journal of the European Union on December 8, 2021 and entered into force on December 28, 2021. Member States are required to adopt and apply measures implementing the CSPD by 30 December 2023 and entities carrying on credit servicing activities from December 30, 2023 will be required to obtain authorization under the CSPD by June 29, 2024.

The CSPD applies to, among others, “credit servicers” and “credit purchasers” and would impose a number of new requirements relating to licensing, conduct of business and provision of information.
The definition of “credit servicer” in the Commission proposal is sufficiently broad that it could be construed to include asset managers. The impact of the CSPD, together with other regulatory initiatives in the leveraged and non-performing loans markets, continues to be under review.
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
The publicly-traded investment vehicles that we manage are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.
    The publicly-traded investment vehicles that we manage operate under a complex regulatory environment. Such companies require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting our publicly-traded investment vehicles generally affect their ability to take certain actions.

For example, certain of our publicly-traded vehicles have elected to be treated as a RIC or a REIT for U.S. federal income tax purposes. To maintain their status as a RIC or a REIT, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. ARCC is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC status. ARCC and our publicly-traded closed-end fund are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with ARCC or the closed-end fund. In addition, subject to certain exceptions, ARCC is generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s asset coverage, as calculated pursuant to the Investment Company Act, equals less than 150% after giving effect to such incurrence.
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

We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
We, our funds and their portfolio companies risk damage to our brands and reputations, if we or they do not or are perceived to not act responsibly in a number of areas, such as diversity, equity and inclusion (“DE&I”), human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the brand of our funds or their portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.
Additionally, new regulatory initiatives related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies.
A number of these initiatives are underway and on December 9, 2019, Regulation (EU) 2019/2088 on sustainability-related disclosures in the financial sector was published in the Official Journal of the European Union (the “Sustainable Finance

Disclosure Regulation” or “SFDR”). SFDR introduces mandatory sustainability-related transparency requirements for MiFID investment firms providing portfolio management or investment advisory services, and AIFMs. The majority of the provisions of SFDR came into effect on March 10, 2021. For Ares, this primarily impacts our AIFMs by requiring certain firm-level website disclosures regarding how sustainability risks are integrated into our investment process and remuneration practices. In addition, fund-level disclosures are required in relation to the integration of sustainability risks into investment decisions and potential impacts on fund returns. From January 1, 2022, further disclosures in periodic reports will be required and, from January 1, 2023 certain template pre-contractual and periodic disclosures must be adopted.
Further, firms that offer financial products (such as AIFs) that promote environmental or social characteristics, or which have a sustainable investment objective, will also need to comply with additional disclosure and periodic reporting requirements that are broadly designed to prevent firms from “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or “greenwashing.” There is also a risk that market expectations in relation to the SFDR categorization of financial products could adversely affect our ability to raise capital from EEA investors.

In addition, on June 22, 2020, Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment was published in the Official Journal of the European Union (the “Taxonomy Regulation”). The Taxonomy Regulation sets out a framework for classifying economic activities as “environmentally sustainable” and also introduces certain mandatory disclosure and reporting requirements (which supplement those set out in the SFDR) for financial products which have an environmental sustainable investment objective or which promote environmental characteristics. The Taxonomy Regulation is due to take effect in part from January 2022 and in part from January 2023.
A significant amount of detail surrounding these EU sustainable finance initiatives is yet to be revealed and has been further delayed by the COVID-19 pandemic so it is not possible at this stage to fully assess how our business will be affected. We, our funds and their portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future. Additionally, compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding advisor compliance with advisors’ own internal policies) increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we, our funds or their portfolio companies conduct our businesses and adversely affect our profitability.
The U.K. intends to introduce a new legislative framework focused on implementing the recommendations of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”), in particular by introducing mandatory TCFD-aligned disclosure requirements for U.K. firms. The FCA published a policy statement with the near-finalized rules on December 17, 2021. The rules capture asset managers including full-scope U.K. AIFMs (such as AMUKL), and investment portfolio managers such as AML and AELM, as well as insurers and FCA-regulated pension providers. For the largest in-scope firms (those with over £50 billion in AUM), the rules will apply from January 1, 2022, with the first public disclosures to be made by June 30, 2023. For those below this threshold but above £5 billion in AUM, the rules will apply from January 1, 2023, with disclosures to be made by June 30, 2024. The impact of this new regime to our business is currently under review.
In addition, the U.K. FCA is consulting on additional sustainability disclosure requirements and sustainability labels for investment products. The FCA published a discussion paper on November 3, 2021, proposing a three-tiered system with different levels of disclosures targeted at different types of investors and different classifications for products according to their sustainability activities and objectives. The proposed scope of application includes asset managers and FCA-regulated asset owners including AELM. The FCA is also considering whether to introduce specific sustainability-related requirements for financial advisers and how (if at all) the regime should apply to funds that are being marketed into the U.K. A consultation paper is expected to be published in the second quarter of 2022, with the date of application of these new requirements and the full detail of them yet to be provided.
The SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to climate change and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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
    For instance, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control of the Treasury sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced in our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file and have separately filed with the SEC a notice when such activities have been disclosed in this report or in our quarterly reports, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. As of December 31, 2021, no sanctions have been imposed on us as a result of our disclosures of these activities. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties. In addition, any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine may impact us, our funds and our portfolio companies.

The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations.
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
    The U.K. and the EU announced, in December 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”), which addresses the future relationship between the parties. The TCA was approved by the U.K. Parliament on December 30, 2020. Due to the TCA only being agreed shortly before the end of the transition period, it applied on a provisional basis in the EU until it was formally ratified by the European Parliament and has applied permanently from May 1, 2021. The TCA covers, for example, measures to preserve tariff-free trade in goods and the ability of U.K. nationals to travel to the EU on business but defers other issues. While the TCA includes a commitment by the U.K. and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by U.K. firms under equivalence arrangements or otherwise.
While the TCA provides clarity in some areas, there remains considerable uncertainty as to the future position of the U.K. and the arrangements which will apply to its relationships with the EU and other countries following the end of the transitional period. Ares Management Luxembourg was established to enable Ares to continue certain regulated activities in the EU post Brexit. Applicable regulatory requirements may increase effective tax rates within Ares’ structure or on its investments, including by way of higher levels of tax being imposed on Ares Management Luxembourg and EU branches of Ares Management Luxembourg. As yet, the full impact of Brexit on our business operations in the U.K. and the EU, and on the private investment funds industry more broadly, remains uncertain. This is driven in part by the ongoing uncertainty relating to equivalence and the extent to which the EU will grant reciprocal market access to U.K. firms in the financial sector. It is possible that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued (e.g. because of a loss of passporting rights for U.K. financial institutions or the failure to put equally effective arrangements in place). This may increase costs or make it more difficult for us to pursue our objectives. As a new agreement, the implications and the operation of the TCA may also be subject to change and/or develop at short notice. For example, we may market our funds to European investors through Ares Management Luxembourg or its EU branches and have Ares Management

Luxembourg act as the manager to certain of our funds, which would require us to hire additional personnel in Europe, including in Luxembourg, and increase our cost of operations.
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
    A portion of our revenue, earnings and cash flow is variable, primarily due to the fact that carried interest and incentive fees that we receive from certain of our funds can vary from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of shares of our Class A common stock and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of shares of our Class A common stock or increased volatility in the price of shares of our Class A common stock generally.
    The timing and amount of carried interest and incentive fees generated by our funds is uncertain and contributes to the volatility of our results. It takes a substantial period of time to identify attractive investment opportunities, to diligence and finance an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could increase the volatility of our results.
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
    With respect to our funds that pay an incentive fee, the incentive fee is generally paid annually. In many cases, we earn this incentive fee only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. Some of our funds also have “high water marks.” If the high water mark for a particular fund is not surpassed, we would not earn an incentive fee with respect to that fund during a particular period even if the fund had positive returns in such period as a result of losses in prior periods. If the fund were to experience losses, we would not be able to earn an incentive fee from such fund until it surpassed the previous high water mark. The incentive fees we earn are, therefore, dependent on the net asset value of our fund investments, which could lead to significant volatility in our results. Finally, the timing and amount of incentive fees generated by our closed-end funds are uncertain and will contribute to the volatility of our earnings. Incentive fees depend on our closed-end funds’ investment performance and opportunities for realizing gains, which may be limited.
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
    In addition, we could be adversely affected as a result of actual or alleged misconduct by personnel of portfolio companies, properties or projects in which our funds invest, if there are failures to comply with regulations or other legal and regulatory requirements that could expose us to litigation or regulatory action and otherwise adversely affect our businesses and reputation. Such misconduct could negatively affect the valuation of a fund’s investments and consequently affect our funds’ performance and negatively impact our businesses. In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increase. Such markets may not have established laws and regulations that are as stringent as in more developed nations, or existing laws and regulations may not be consistently enforced. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Misconduct may be especially difficult to detect in such locations, and compliance with applicable laws may be difficult to maintain and monitor.
Our use of leverage to finance our businesses exposes us to substantial risks.
    As of December 31, 2021, we had $415.0 million in borrowings outstanding under our credit facility (the “Credit Facility”), and aggregate principal amount of senior notes and subordinated notes of $650.0 million and $450.0 million, respectively, are outstanding. We may choose to finance our businesses operations through further borrowings under the Credit Facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the same risks that are applicable to our funds that use leverage as discussed below under “-Risks Related to Our Funds-Dependence on significant leverage in investments by our funds subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments.” The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which would cause the interest rate applicable to borrowings under the Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. Furthermore, our Credit Facility and the indenture governing our senior notes contain certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
    Borrowings under the Credit Facility will mature in March 2026, our tranches of senior notes mature in October 2024 and June 2030, respectively, and our subordinated notes mature in June 2051. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to holders of our Class A or non-voting common stock. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Credit Facility are LIBOR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings have not been hedged into fixed rates.
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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our net investment income. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate instruments to position the portfolio for rate increases. On a market value basis, approximately 90% of the debt assets within our Credit Group were floating rate instruments as of December 31, 2021, which we believe helps mitigate volatility associated with changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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
    Finally, we rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. Operational risks could increase as vendors increasingly offer mobile and cloud-based software services rather than software services that can be operated within our own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond our control, and any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt our operations and result in misappropriation, corruption or loss of confidential or proprietary information. In addition, our counterparties’ information systems, technology and accounts may be the target of cyber-attacks and identity theft. Any interruption or deterioration in the performance of these third parties or the service providers of our counterparties or failures of their respective information systems and technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our businesses and limit our ability to grow.
We have made a significant investment in a subsidiary that is the sponsor of a SPAC, and will suffer the loss of all of our investment if the SPAC does not complete an acquisition within two years.
In February 2021, we invested $23.0 million into a subsidiary that is the sponsor of Ares Acquisition Corp (NYSE: AAC), a blank check company. Prior to a business combination, the Sponsor (and its permitted transferees) holds 100% of the

Class B ordinary shares outstanding of AAC. The Class B ordinary shares equal 20% of the outstanding Class A ordinary shares of AAC. Upon the successful completion of an acquisition the pro forma ownership of the new company will vary depending on the business combination terms. There can be no assurances that this scenario and the resulting ownership will manifest, as changes may be made depending upon business combination terms. There is no assurance that the SPAC will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in the SPAC if a business combination is not completed within 24 months of February 2021 or if the business combination is not successful, either of which could adversely impact our stockholder value.
Risks Related to Our Funds
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in shares of our Class A common stock.
    The historical performance of our funds is relevant to us primarily insofar as it is indicative of carried interest and incentive fees we have earned in the past and may earn in the future and our reputation and ability to raise new funds and therefore earn management fees on such new funds. The historical and potential returns of the funds we advise are not, however, directly linked to returns on shares of our Class A common stock. Therefore, holders of our Class A common stock should not conclude that positive performance of the funds we advise will necessarily result in positive returns on an investment in shares of our Class A common stock. An investment in shares of our Class A common stock is not an investment in any of our funds. Also, there is no assurance that projections in respect of our funds or unrealized valuations will be realized.
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
    We include the fair value of illiquid assets in the calculations of net asset values, returns of our funds and our assets under management. Furthermore, we recognize carried interest and incentive fees from affiliates based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices we eventually realize; as a result, there can be no assurance that such unrealized valuations will be fully or timely realized.
    In addition, the values of our investments in publicly-traded assets are subject to significant volatility, including due to a number of factors beyond our control. These include actual or anticipated fluctuations in the quarterly and annual results of these companies or other companies in their industries, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, changes in industry conditions or government regulations, changes in management or capital structure and significant acquisitions and dispositions. Because the market prices of these securities can be volatile, the valuations of these assets change from period to period, and the valuation for any particular period may not be realized at the time of disposition. In addition, market values may be based on indicative rather than actual trading prices, and may therefore lack precision. Further, because our funds often hold large positions in their portfolio companies, the disposition of these securities often is delayed for, or takes place over, long periods of time, which can further expose us to volatility risk. Even if we hold a quantity of public securities that may be difficult to sell in a single transaction, we do not discount the market price of the security for purposes of our valuations.
    Although we frequently engage independent third parties to perform the foregoing valuations, the valuation process remains inherently subjective for the reasons described above.
    If we realize value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, we would suffer losses in the applicable fund. This could in turn lead to a decline in asset management fees and a loss equal to the portion of the carried interest and incentive fees from affiliates reported in prior periods that was not realized upon disposition. These effects could become applicable to a large number of our investments if our estimates and assumptions used in estimating their fair values differ from future valuations due to market developments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis” for information related to fund activity that is no longer consolidated. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in difficulties in raising additional investments.
Market values of debt instruments and publicly-traded securities that our funds hold as investments may be volatile.
    The market prices of debt instruments and publicly-traded securities held by some of our funds may be volatile and are likely to fluctuate due to a number of factors beyond our control, including actual or anticipated changes in the profitability of the issuers of such securities, general economic, social or political developments, changes in industry conditions, changes in government regulation, shortfalls in operating results from levels forecast by securities analysts, inflation and rapid fluctuations in inflation rates and the general state of the securities markets as described above under “Risks Related to Our Business-Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition,” and other material events, such as significant management changes, financings, re-financings, securities issuances, acquisitions and dispositions. The value of publicly-traded securities in which our funds invest may be particularly volatile as a result of these factors. In addition, debt instruments that are held by our funds to maturity or for long terms must be “marked-to-market” periodically, and their values are therefore vulnerable to interest rate fluctuations and the changes in the general state of the credit environment, notwithstanding their underlying performance. Changes in the values of these investments may adversely affect our investment performance and our results of operations.
Our funds may be unable to deploy capital at a steady and consistent pace, which could have an adverse effect on our results of operations and future fundraising.

    The pace and consistency of our funds’ capital deployment has been, and may in the future continue to be, affected by a range of factors, including market conditions, regulatory developments and increased competition, which are beyond our control. During the same period, our AUM not yet paying fees may increase due to ongoing fundraising. While this AUM not yet paying fees represents significant future fee-earning potential, our inability to deploy this capital on the timeframe we expect, or at all, and on terms that we believe are attractive, would reduce or delay the management fees, carried interest and incentive fees that we would otherwise expect to earn on this capital. Any such reduction or delay would impair our ability to offset investments in additional resources that we often make to manage new capital, including hiring additional professionals. Moreover, we could be delayed in raising successor funds. The impact of any such reduction or delay would be particularly adverse with respect to funds where management fees are paid on invested capital. Any of the foregoing could have a material adverse effect on our results of operations and growth.
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
Many of our funds invest in securities that are not publicly-traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from such registration is available. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our Private Equity Group funds, to dispose of these investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability of the portfolio company in which such investment is held to complete an initial public offering. Even if the securities are publicly-traded, large holdings of securities can often be disposed of only over a substantial period of time. Moreover, because the investment strategy of many of our funds, particularly our Private Equity Group funds, often entails our having representation on our funds’ public portfolio company boards, our funds can affect such sales only during limited trading windows, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. In addition, market conditions and the regulatory environment can also delay our funds’ ability to exit and realize value from their investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds’ investments. Government policies regarding certain regulations, such as antitrust law, or restrictions on foreign investment in certain of our funds’ portfolio companies or assets can also limit our funds’ exit opportunities. The recently enacted Foreign Investment Risk Review Modernization Act (“FIRRMA”) and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to exit from certain investments. In addition, our Credit Group funds may hold investments in portfolio companies of such Private Equity Group funds on which we have board representation and be restricted for extended periods of time from selling their investments. As such, we may fail to realize any profits from our investments in the funds that hold these securities for a considerable period of time or at all, and we may lose some or all of the principal amount of our investments.
Certain of our funds utilize special situation and distressed debt investment strategies that involve significant risks.
    Certain of the funds in our Credit and Private Equity Groups invest in obligors and issuers with weak financial conditions, poor operating results, substantial financing needs, negative net worth and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly-traded securities, and are subject to significant uncertainty in general if they are not publicly-traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us.
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
    The performance of our investments with underlying exposure to the commodities markets is also subject to a high degree of business and market risk, as it is dependent upon prevailing prices of commodities such as oil, natural gas and coal, which are subject to wide fluctuation for a variety of factors that are beyond our control, such as geopolitical developments like the escalation of events between Russia and Ukraine. It is common in making investments with underlying exposure to the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments. Declining global commodity prices have impacted the value of securities held by our funds. Continued volatility could result in lower returns than we anticipated at the time certain of our investments were made. As of December 31, 2021, approximately 2% of our total AUM was invested in the energy (including oil and gas exploration and midstream investments) sector and approximately 2% in the retail sector that were challenged from the market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic.

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
    Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Due to the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2021, 2020 and 2019, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. At December 31, 2021, 2020 and 2019, had we assumed all existing investments were worthless, the amount of carried interest, net of tax distributions, subject to contingent repayment would have been approximately $194.6 million, $326.4 million and $233.4 million, respectively, of which approximately $153.3 million, $252.4 million and $175.1 million, respectively, is reimbursable to the Company by certain professionals. In addition, the SEC has recently proposed rules that, if enacted, would limit our ability to limit our clawback obligation in connection with certain taxes and therefore could potentially lead to larger contingent repayment obligations. See “Risk Related to Regulation-Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, if a recipient does not fund his or her respective share of a contingent repayment obligation, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contingent Obligations,” “Note 2. Summary of Significant Accounting Policies,” and “Note 10. Commitments and Contingencies” to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
    With respect to our funds that are not exempt from registration under the Investment Company Act, each fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders, and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. Currently, ARDC, a registered investment company under the Investment Company Act, and ARCC, a registered investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act.
Investors in certain of our funds, including our open-ended funds, may redeem their investments in these funds. Third-party investors in many of our funds have the right to remove the general partner of the fund and to terminate the investment period under certain circumstances. In addition, the investment management agreements related to our separately managed accounts may permit the investor to terminate our management of such accounts on short notice. These events would lead to a decrease in our revenues, which could be substantial.
    Investors in certain of our funds, including our open-ended funds and non-traded REITs may generally redeem their investments on a periodic basis subject to the expiration of a specified period of time during which capital may not be withdrawn. Such redemptions would result in a reduction of our AUM and decrease in our management fees. The governing agreements of many of our funds provide that, subject to certain conditions, third-party investors in those funds have the right to remove the general partner of the fund or terminate the fund, including in certain cases without cause by a simple majority vote. Any such removal or dissolution could result in a cessation in management fees we would earn from such funds and/or a significant reduction in the expected amounts of carried interest and incentive fees from those funds. Carried interest could be significantly reduced as a result of our inability to maximize the value of investments by a fund during the liquidation process or in the event of the triggering of a “contingent repayment” obligation. Finally, the applicable funds would cease to exist after completion of liquidation and winding-up.
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
    We currently manage a portion of investor assets through separately managed accounts, whereby we earn management fees and carried interest or incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may in certain cases be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage could terminate our advisory engagement of those companies on as little as 30 days’ prior written notice. ARCC’s investment management agreement can be terminated by the majority of its stockholders upon 60 days’ prior written notice. We serve as the sub-adviser for the existing manager of certain funds. Although in some cases there can be economic payments made by the manager for termination of such sub-advisory contracts, such as in connection with our sub-advisory arrangement of AMP Capital’s Infrastructure Debt platform, in the case of any such terminations, the management fees and carried interest or incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.
    In addition, if we were to experience a change of control (as defined under the Investment Advisers Act or as otherwise set forth in the partnership agreements of our funds), continuation of the investment management agreements of our funds would be subject to investor consent. There can be no assurance that required consents will be obtained if a change of control occurs. In addition, with respect to our funds that are subject to the Investment Company Act, each fund’s investment management agreement must be approved annually (a) by such fund’s board of directors or by a vote of the majority of such fund’s stockholders, and (b) by the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. Termination of these agreements would cause us to lose the management fees and carried interest or incentive fees we earn from such funds, which could have a material adverse effect on our results of operations.
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
    The power, infrastructure and energy companies in which certain of our funds invest have been and may be negatively impacted by material declines in power and energy related commodity prices and are subject to other risks, including among others, supply and demand risk, operational risk, regulatory risk, depletion risk, reserve risk, reputational risk, severe weather, climate change and catastrophic event risk. Commodity prices fluctuate for several reasons, including changes in market and economic conditions, the impact of weather on demand, climate initiatives of government entities, levels of domestic production and international production, policies implemented by the Organization of Petroleum Exporting Countries, power and energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems.
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
•Infrastructure asset investments may face construction risks including, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages; (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (c) less than optimal coordination with public utilities in the relocation of their facilities; (d) adverse weather conditions and unexpected construction conditions; (e) accidents or the breakdown or failure of construction equipment or processes; and (f) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.
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
We believe that we are engaged primarily in the business of providing investment management services and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and

described in the first bullet point above. Furthermore, we have no material assets other than interests in certain direct and indirect wholly owned subsidiaries (within the meaning of the Investment Company Act), which in turn have no material assets other than partnership units in the Ares Operating Group entities. These wholly owned subsidiaries are the general partners of certain of the Ares Operating Group entities and are vested with all management and control over such Ares Operating Group entities. We do not believe that the equity interests of AMC in its wholly owned subsidiaries or the partnership units of these wholly owned subsidiaries in the Ares Operating Group entities are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of Ares Management Corporation’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are composed of assets that could be considered investment securities. Accordingly, we do not believe that AMC is an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.
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
Each year, our board of directors determines whether, as of January 31, the total voting power held by (i) holders of our Class C common stock, (ii) then-current or former Ares personnel (including indirectly through related entities), and (iii) Ares Owners, without duplication, is at least 10% of the voting power of the shares of our Class A common stock and the shares of our Class C common stock, voting together as a single class (the “Designated Stock”) (the “Ares Ownership Condition”). For purposes of determining whether the Ares Ownership Condition is satisfied, our board of directors will treat as outstanding, and as held by the foregoing persons, all shares of our common stock deliverable to such persons pursuant to equity awards granted to such persons. The Ares Ownership Condition is currently satisfied because Ares Owners owns a number of shares of our Class A common stock and Ares Operating Group Units such that the Class C Stockholder and Ares Owners control over 70% of the voting power of the Designated Stock. In addition, certain Ares personnel (including the Holdco Members) also hold shares of our Class A common stock and are entitled to shares of our Class A common stock pursuant to equity awards. All such additional shares of our Class A common stock would be considered in determining whether the Ares Ownership Condition is satisfied.
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
As a result of these matters and the provisions referred to under “-Due to the disparity in voting power among the classes of our common stock, holders of our Class A common stock will generally have no influence over matters on which holders of our common stock vote and limited ability to influence decisions regarding our business,” holders of our Class A common stock may be deprived of an opportunity to receive a premium for their shares of our Class A common stock in the future through a sale of AMC, and the trading prices of shares of our Class A common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.
Potential conflicts of interest may arise among the Class B Stockholder and the Class C Stockholder, on the one hand, and the holders of our Class A common stock, on the other hand.
The Class B Stockholder and the Class C Stockholder are controlled by the Holdco Members, certain of whom also serve on our board of directors and all of whom serve as executive officers. As a result, conflicts of interest may arise among the Class B Stockholder and the Class C Stockholder, and their respective controlling persons, on the one hand, and us and the holders of our Class A common stock, on the other hand.
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
We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect, and we have elected, and expect to continue to elect, not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors; (ii) that the listed company have a compensation committee that is composed entirely of independent directors; and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Our certificate of incorporation states that the Class B Stockholder is under no obligation to consider the separate interests of our other stockholders and contains provisions limiting the liability of the Class B Stockholder.
Due to the disparity in the voting power of the classes of our common stock, holders of our Class A common stock will generally have no influence over matters on which holders of our common stock vote. As a result, on any date on which the Ares Ownership Condition is satisfied, nearly all matters submitted to a vote of the holders of our common stock will be determined by the vote of the Class B Stockholder. Although controlling stockholders may owe duties to minority stockholders, our certificate of incorporation contains provisions limiting the duties owed by the Class B Stockholder and contains provisions allowing the Class B Stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our Class A common stock. Our certificate of incorporation contains provisions stating that the Class B Stockholder is under no obligation to consider the separate interests of our other stockholders (including the tax consequences to such stockholders) in deciding whether or not to cause us to take (or decline to take) any action as well as provisions stating that the Class B Stockholder shall not be liable to our other stockholders for monetary damages or equitable relief for losses sustained, liabilities incurred or benefits not derived by such stockholders in connection with such decisions. See “-Potential conflicts of interest may arise among the Class B Stockholder and the Class C Stockholder, on the one hand, and the holders of our Class A common stock, on the other hand.”
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
In addition, we have agreed to indemnify and hold harmless (a) each member of our board of directors and each of our officers, (b) each holder of record of our Class B common stock, (c) Ares Management GP LLC, in its capacity as the former general partner of our company when we were a Delaware limited partnership, and any successor or permitted assign, (d) any person who is or was a “tax matters partner” (as defined in the Section 6231 of the Code prior to amendment by P.L. 114-74) or “partnership representative” (as defined in Section 6223 of the Code after amendment by P.L. 114-74), member, manager, officer or director of any holder of record of our Class B common stock or Ares Management GP LLC, and (e) any member, manager, officer or director of any holder of record of our Class B common stock or Ares Management GP LLC who is or was serving at the request of any holder of record of our Class B common stock or Ares Management GP LLC as a director, officer, manager, employee, trustee, fiduciary, partner, tax matters partner, partnership representative, member, representative, agent or advisor of another person (collectively, the “Indemnitees”), in each case, to the fullest extent permitted by law, on an after tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interests, settlements or other amounts arising from any and all threatened, pending or completed claim, demand, action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, and including appeals, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an Indemnitee, whether arising from acts or omissions to act occurring on, before or after the date of our certificate of incorporation. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that, in respect of the matter in question, the Indemnitee acted in bad faith or with criminal intent.
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
Our ability to pay dividends to the holders of our Class A and non-voting common stock may be limited by our holding company structure, applicable provisions of Delaware law and contractual restrictions or obligations.
As a holding company, our ability to pay dividends will be subject to the ability of our subsidiaries to provide cash to us. AMC has no material assets other than investments in the Ares Operating Group entities, either directly or through subsidiaries. We have no independent means of generating revenues. Accordingly, we intend to cause the Ares Operating Group entities to fund any dividends we may declare on shares of our Class A and non-voting common stock. If the Ares Operating Group entities make distributions to fund such dividends, all holders of Ares Operating Group Units will be entitled to receive equivalent distributions pro rata based on their partnership interests in the Ares Operating Group.
Because as a U.S. corporation we will be subject to entity-level corporate income taxes and may be obligated to make payments under the tax receivable agreement, the amount of dividends ultimately paid by us to holders of our Class A and non-voting common stock are generally expected to be less, on a per share basis, than the amounts distributed by the Ares Operating Group to the holders of Ares Operating Group Units (including us) in respect of their or our Ares Operating Group Units. For a further discussion of related tax consequences and risks, see “-Risks Related to Taxation-We are a corporation, and applicable taxes will reduce the amount available for dividends to holders of our Class A common stock in respect of such investments and could adversely affect the value of our Class A common stockholders’ investment.”

Our dividend policy contemplates a steady quarterly dividend for each calendar year that will be based on fee related earnings after an allocation of current taxes paid. The declaration, payment and determination of the amount of quarterly dividends, if any, will be at the sole discretion of our board of directors, and reassessed each year based on the level and growth of our fee related earnings after an allocation of current taxes paid. We may change our dividend policy at any time. There can be no assurance that any dividends, whether quarterly or otherwise, can or will be paid. Our ability to make cash dividends to holders of our Class A and non-voting common stock depends on a number of factors, including among other things, general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and other anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to our common stockholders or by our subsidiaries to us, payments required to be made pursuant to the tax receivable agreement and such other factors as our board of directors may deem relevant.
Under the DGCL, we may only pay dividends to our stockholders out of (i) our surplus, as defined and computed under the provisions of the DGCL, or (ii) our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If we do not have sufficient surplus or net profits, we will be prohibited by law from paying any such dividend. In addition, the terms of the Credit Facility or other financing arrangements may from time to time include covenants or other restrictions that could constrain our ability to make dividends. Furthermore, the Ares Operating Group’s cash flow may be insufficient to enable them to make required minimum tax distributions to their members and partners, in which case the Ares Operating Group may have to borrow funds or sell assets, which could have a material adverse effect on our liquidity and financial condition. Our certificate of incorporation contains provisions authorizing us, subject to the approval of our stockholders, to issue additional classes or series of stock that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to shares of our Class A common stock.
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
Our certificate of incorporation provides that, if at any time, either (i) less than 10% of the total shares of any class of our stock then outstanding (other than our Class B common stock, and our Class C common stock) is held by persons other than a record holder of our Class B common stock, any person who is, was or will be a member of Ares Partners Holdco LLC or their respective affiliates, or (ii) we are required to register as an investment company under the U.S. Investment Company Act of 1940, we may exercise our right to purchase shares of our Class A common stock or assign this right to a record holder of our Class B common stock or any of its affiliates. As a result, a stockholder may have his or her shares of our Class A common stock purchased from him or her at an undesirable time or price.

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
The holders of Ares Operating Group Units, subject to any applicable transfer restrictions and other provisions, may, on a quarterly basis, exchange their Ares Operating Group Units for shares of our Class A common stock on a one-for-one basis or, at our option, for cash. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in the Ares Operating Group entity to effect an exchange for a share of Class A common stock of AMC. These exchanges are expected to result in increases (for U.S. federal income tax purposes) in the tax basis of the tangible and intangible assets of the relevant Ares Operating Group entity. These increases in tax basis generally will increase (for U.S. federal income tax purposes) depreciation and amortization deductions and potentially reduce gain on sales of assets and, therefore, reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of these deductions and tax basis increases, and a court could sustain such a challenge.
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
In addition, the tax receivable agreement provides that, upon a change of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to exchanged or acquired shares of our Class A common stock (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any Ares Operating Group Units that have not been exchanged are deemed exchanged for the market value of shares of our Class A common stock at the time of termination. Assuming that the market value of a share of our Class A common stock were to be equal to $81.27, which is the closing price per share of our Class A common stock as of December 31, 2021, and that LIBOR were to be 1.58% and a blended federal and state corporate tax rate of 24.1%, we estimate that the aggregate amount of these termination payments would be approximately $1.7 billion on the 119 million Ares Operating Group Units that have not been exchanged for Class A common stock. The foregoing amount is merely an estimate and the actual payments could differ materially.

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
Moreover, we may receive carried interest or incentive fees from our funds if specified returns are achieved by those funds. In certain circumstances, we may prefer to structure the fees as a special allocation of income, which we refer to as a carried interest, rather than as an incentive fee.
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
    As of December 31, 2021, our professionals owned, indirectly, an aggregate of 118,609,332 Ares Operating Group Units. We have entered into an exchange agreement with the holders of Ares Operating Group Units so that such holders may up to four times each year (subject to the terms of the exchange agreement and any contractual lock-up arrangements) exchange their Ares Operating Group Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications, or, at our option, for cash. A holder of Ares Operating Group Units must exchange one Ares Operating Group Unit in the Ares Operating Group entity to effect an exchange for a share of Class A common stock of AMC.
    Ares Owners Holdings L.P. has the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for Ares Operating Group Units or shares of Class A common stock of AMC otherwise held by them. In addition, we may be required to make available shelf registration statements permitting sales of shares of our Class A common stock into the market from time to time over an extended period. Lastly, Ares Owners Holdings L.P. will have the ability to exercise certain piggyback registration rights in respect of shares of our Class A common stock held by them in connection with registered offerings requested by other registration rights holders or initiated by us.
    As of December 31, 2021, there were options outstanding to purchase 6,306,282 shares of our Class A common stock and 18,323,036 restricted units outstanding to be settled in shares of our Class A common stock, both of which are subject to specified vesting requirements, and were granted to certain of our senior professionals under the 2014 Equity Incentive Plan, as amended and restated on March 1, 2018, further amended and restated effective on November 26, 2018, and further amended and restated effective on April 1, 2021 (the “Equity Incentive Plan”). As of December 31, 2021, 38,851,930 shares of our Class A common stock were available to be issued under our Equity Incentive Plan. We have filed a registration statement on Form S-8 with the SEC covering the shares of our Class A common stock issuable under our Equity Incentive Plan. Subject to vesting arrangements such shares of our Class A common stock are freely tradable. Vesting of those shares of restricted units would dilute the ownership interest of existing stockholders.
    In addition, the governing agreements of the Ares Operating Group entities authorize the direct subsidiaries of AMC which are the general partners of those entities to issue an unlimited number of additional units of the Ares Operating Group entity with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Ares Operating Group Units, and which may be exchangeable for shares of our Class A common stock.
Risks Related to Taxation

We are a corporation, and applicable taxes will reduce the amount available for dividends to holders of our Class A and non-voting common stock in respect of such investments and could adversely affect the value of our Class A and non-voting common stockholders’ investment.
    Because we are taxed as a corporation for U.S. federal income tax purposes, we could be liable for entity-level U.S. federal income taxes and applicable state and local income taxes that would not otherwise be incurred if we were treated as a partnership for U.S. federal income tax purposes, which could reduce the amount of cash available for dividends to holders of our Class A and non-voting common stock and adversely affect the value of their investment.
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
    Overview of certain relevant U.S. tax laws. In addition, tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, the United States, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), which was enacted in December 2017 and amended various aspects of U.S. federal income tax legislation, has resulted in various changes to U.S. tax laws, including meaningful reduction to the U.S. federal corporate income tax rate, changes to the rules for the carryback and carryforward of net operating losses, changes to U.S. taxation on earnings from international business operations, certain modifications to the Section 162(m) of the Code and a partial limitation on the deductibility of business interest expense, which could have a material effect on our business operations, our funds’ investment activities and the business of our portfolio companies. In March 2020, the Families First Coronavirus Response Act (the “FFCR Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. In December 2020, the Consolidated Appropriations Act, 2021 was enacted, which expands upon the relief provided in the CARES Act and FFCR Act and includes additional tax-related provisions. In December 2020, the U.S. Internal Revenue Service (the “IRS”) released final regulations under Section 162(m) (which are generally consistent with the proposed regulations released in December 2019), which addressed changes made by the Tax Cuts and Jobs Act and, among other things, extended the coverage of Section 162(m) to include compensation paid by a partnership for services performed for it by a covered employee of a corporation that is a partner in the partnership. The American Rescue Plan Act also added a new subsection to Section 162(m) to expand the applicability of Section 162(m) to additional highly compensated individuals, which expansion will be effective for tax years beginning after December 31, 2026 (though there have been proposals to accelerate this effective date). The regulations and expansion of Section 162(m) are expected to generally reduce the amount of tax deductions available to us. The U.S. House of Representatives has passed legislation consistent with the framework President Biden announced previously, which includes a number of changes that would, among other things, impact the U.S. federal taxation of corporations. Among other items, the legislation includes provisions that would raise the tax rate on foreign income of U.S. corporations, apply the Global Intangible Low-Tax Income regime on a country-by-country basis, impose a new alternative minimum tax on book income, and impose a surcharge on corporate stock buybacks. The U.S. Senate has not voted on or agreed to the legislation, but if this happens and President Biden signs it into law, it could materially impact our financial position and results of operations. Additionally, foreign and state and local governments may continue to enact tax laws in response to the Tax Cuts and Jobs Act that could result in further changes to foreign and state and local taxation and materially affect our financial position and results of operations. We cannot predict how changes in law, regulations, technical corrections or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business or the business of our portfolio companies.
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
The EU, the U.K. and many other countries have implemented the OECD’s Common Reporting Standard for the automatic exchange of financial account information in tax matters (the “CRS”). EU Council Directive 2018/822 (“DAC 6”) requires mandatory automatic exchange of information in the field of taxation in relation to reportable cross-border arrangements. As of July 1, 2020 (or January 1, 2021 for jurisdictions which deferred implementation), taxpayers and their advisers may be required under DAC 6 to disclose information to tax authorities when arrangements bearing specific hallmarks involve one or more EU member states. Certain cross-border arrangements put into place beginning June 25, 2018 will also be reportable to relevant taxing authorities beginning August 31, 2020 (or February 28, 2021 for jurisdictions which deferred implementation). On December 31, 2020, the U.K. narrowed the scope of arrangements that need to be reported in the U.K. pursuant to DAC 6 and, in due course, intends to replace DAC 6 with the OECD Mandatory Disclosure Rules. The EU has also signed separate automatic exchange of information agreements with certain non-EU countries, under which the EU and the relevant jurisdiction will automatically exchange information on the financial accounts of each other’s residents. Investors in our funds will be required (i) to consent to the taking of any action in connection with FATCA, the CRS, DAC 6 and/or any similar other tax reporting regimes, including the disclosure of information to tax authorities which may in turn be exchanged between other tax authorities, and (ii) to agree to provide the AIFM and/or the general partner with the information they require to comply with FATCA, the CRS, DAC 6 and/or any similar other tax reporting regimes in any relevant jurisdiction. The breadth of the disclosure requirements under such tax reporting regimes will likely create costs and administrative burdens and penalties and withholding taxes could be imposed for non-compliance.
Pursuant to the OECD’s Base Erosion and Profit Shifting (“BEPS”) Project, individual jurisdictions are beginning to introduce domestic legislation implementing certain of the BEPS actions. Several of the areas of tax law (including double taxation treaties) on which the BEPS Project is focusing are relevant to the ability of our funds to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to partners and, depending on the extent to and manner in which relevant jurisdictions implement changes in such areas of tax law (including double taxation treaties), the ability of our funds to do these things may be adversely impacted. Changes in tax laws as a result of the BEPS Project may, for example, result in: (a) the restriction or loss of existing access by partners in our funds or their subsidiaries to tax relief under applicable double taxation treaties or EU directives, such as the EU Interest and Royalties Directive; (b) restrictions on permitted levels of deductibility of expenses (such as interest) for tax purposes; (c) rules affecting profit allocation and local nexus requirements, transfer pricing, or the treatment of hybrid entities/investments; or (d) an increased risk of activity undertaken in a jurisdiction constituting a permanent establishment of our funds and/or any of their subsidiaries.
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
If the ATAD II anti-hybrid rules apply, they can act to deny (to a greater or lesser extent) deductibility in Luxembourg corporate entities of interest/expenses. However, these anti-hybrid rules only apply to arrangements (i) between associated enterprises, or (ii) that constitute “structured arrangements.” In the context of hybrid mismatches resulting from the different characterization of a financial instrument, an entity will need to hold a direct or indirect interest of 25% or more of the voting rights, capital interests or rights to share a profit to be considered an associated enterprise. The 25% requirement is replaced by a 50% requirement if the hybrid mismatch results from a different characterization of an entity (i.e. a hybrid entity). With respect to the computation of this 25% or 50% threshold requirement, ATAD II makes reference to the OECD concept of “persons acting together”, as it is specifically mentioned that for purposes of the anti-hybrid rules under ATAD II, “a person who acts together with another person in respect of the voting rights or capital ownership of an entity shall be treated as holding a participation in all of the voting rights or capital ownership of that entity that are held by the other person.” However, the Luxembourg law implementing ATAD II, which came into effect on January 1, 2020, provides that an investor in an investment fund who holds directly or indirectly less than 10% of the interest in the investment fund and who is entitled to receive less than 10% of the fund’s profits is presumed not to act together with the other investors in the same investment fund (since the investors have in principle no effective control over the investments realized by the fund), unless proved otherwise (the de minimis rule). As a consequence of this rebuttable presumption, any investor holding less than 10% in an investment fund should not be regarded as an “associated enterprise” of the fund and of any underlying Luxembourg entities. Any investor holding more than 10% will only be regarded as an “associated enterprise” if it meets the requisite threshold in its own right, or it can be demonstrated that it is acting together with other investors, which would cause it to be deemed to reach the requisite threshold. Our funds have sought their own tax advice in relation to these proposed new rules and their potential impact on future investments.
The impacts of ATAD II on interest and other finance costs in the context of European investments are jurisdiction specific and will be examined on an investment-by-investment basis.
Further to the BEPS Project, and in particular BEPS Action 1 (“Addressing the Tax Challenges of the Digital Economy”), the OECD published a Report on May 31, 2019 entitled “Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalisation of the Economy” (as updated on January 31, 2020 by the “Statement by the OECD/G20 Inclusive Framework on BEPS on the Two-Pillar Approach to Address the Tax Challenges Arising from the Digitalisation of the Economy”), which proposes fundamental changes to the international tax system. The proposals (commonly now also referred to as “BEPS 2.0”) are based on two “pillars”, involving the reallocation of taxing rights (Pillar One) and additional global anti-base erosion rules (Pillar Two). On October 12, 2020, the OECD published a report entitled “Tax Challenges Arising from Digitalisation – Economic Impact Assessment”, which among other items, included detailed reports on Pillar One and Pillar Two (in addition to an “Economic Impact Assessment” of the Pillar One and Pillar Two proposals). The implementation of the Pillar One and Pillar Two proposals is scheduled for 2023, with the Undertaxed Payments Rule coming into effect in 2024. An implementation plan on BEPS 2.0 was agreed to in the latest OECD Statement of October 8, 2021. Pursuant to this plan, on December 10, 2021, the OECD released Pillar Two model rules providing a template for jurisdictions to translate the Global Anti-Base Erosion rules into domestic law (and in this respect the EU Commission, on December 22, 2021, issued a proposal for a Council Directive on ensuring a global minimum level of taxation for multinational groups in the EU), although much more detail (including implementation details on Pillar One) is still to be provided over the coming months. Subject to the development and implementation of both Pillar One and Pillar Two (including the related EU Council Directive proposal and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them), effective tax rates could increase within Ares’ structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently. This could adversely affect the returns of investors in our funds.
On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). Whilst the Unshell Proposal is expected to be adopted and published into EU member states’ national laws by mid-2023, and to come into effect as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. The proposal could result in additional reporting and disclosure obligations for investment funds and/or their subsidiaries (which may require the sharing with applicable taxing or other governmental authorities of information concerning investors) and/or additional tax being suffered by investors, investment funds or their subsidiaries.
Over the course of 2021, the U.K. proposed draft legislation to provide for a domestic ‘Qualifying Asset Holding Company’ regime, with a view to (broadly) making the U.K. a more attractive holding company jurisdiction. It is generally expected that the regime will come into force in April 2022. The extent to which this regime, once in force, will be applicable to and/or utilized by our funds (or their subsidiaries) remains unclear but is something we and/or our funds (as the case may be) intend to consider.
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
Certain stockholders that are individuals, estates, or trusts may be subject to additional tax on “modified adjusted gross income” in excess of a certain threshold pursuant to legislation recently proposed by the Presidential administration and the U.S. Congress.
The Presidential administration and the U.S. Congress has recently proposed legislation that would impose a new 5.0% or 3.0% tax on individuals and taxable trusts and estates with “modified adjusted gross income” (MAGI) above certain amounts. Dividends and net gain attributable to an investment in shares of our Class A common stock are generally expected to be included in a holder’s MAGI and thus, may be subject to this surtax.

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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. We may be a target because, as an alternative asset management firm, we hold confidential and other price sensitive information about existing and potential investments. We are dependent on third-party vendors for hosting solutions and technologies that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. We perform risk assessments on our third-party providers but our reliance on them and their reliance on other third-parties could adversely affect us. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack on us or our third-party vendors or their services providers by computer hackers, foreign governments or cyber terrorists.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, causing our business and results of operations to suffer. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on securities measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber- incident, do not guarantee that a cyber- incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber- incident techniques change frequently or are not recognized until launched and because cyber- incidents can originate from a wide variety of sources.
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
In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerabilities that exposed sensitive customer information. More recently, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers, and registered investment companies and business development companies (funds), as well as amendments to certain rules that govern investment adviser and fund disclosures. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our digital systems and related disclosures. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which became effective on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. The U.K. has adopted GDPR and similar requirements therefore continue to apply in the U.K. notwithstanding Brexit (“U.K. GDPR”). However, as a result of Brexit, the U.K. is now a third country for the purposes of GDPR as it applies in the EU (“EU GDPR”). The TCA provides for a transitional period during which transfers of personal data from the EU to the U.K. will not be considered as transfers to a third country under EU GDPR. If this transitional period ends without the European Commission adopting an adequacy decision in relation to the U.K., transfers of personal data from the EU to the U.K. will be subject to additional requirements under the EU GDPR rules on exporting data outside the EU. Transfers of personal data from the U.K. to the EU will continue to be permitted under U.K. GDPR without the need for compliance with such additional data export requirements. Non-compliance with any of these laws, as well as others, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyber-attacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.
We may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of investors in our funds that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging misconduct, breach of fiduciary duty or breach of contract. Further, we may be subject to third-party litigation arising from allegations that we improperly exercised control or influence over portfolio investments. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and portfolio companies and, in the case where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors or regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed. The SEC recently proposed new rules for private fund advisers that if enacted, would prohibit seeking reimbursement, indemnification, exculpation, or limitation of liability for breach of fiduciary duty, willful malfeasance, bad faith, negligence, or recklessness in providing services to the fund.
Legal liability could have a material adverse effect on our businesses, financial condition or results of operations or cause reputational harm to us, which could harm our businesses. We depend, to a large extent, on our business relationships and our reputation for integrity and high-caliber professional service offerings to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether valid or not, may harm our reputation, which may be damaging to our businesses.
In addition, the laws and regulations governing the limited liability of such issuers and portfolio companies vary from jurisdiction to jurisdiction, and in certain contexts, the laws of certain jurisdictions may provide not only for carve-outs from limited liability protection for the issuer or portfolio company that has incurred the liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as such issuer.
In addition, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, cybersecurity, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such claim. Certain losses of a catastrophic nature, such as losses arising as a result of wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.
Events which harm our reputation or brand may impact our ability to attract and retain investors and raise new capital.

As fiduciaries and stewards of our client’s capital, we value and depend on the trust they place in us. Reputation is a significant factor that increases our competitive risk. See “-The investment management business is intensely competitive.” Increased regulatory scrutiny, actions or fines, litigation, employee misconduct, failures or perceived failures to appropriately mitigate and manage ESG incidents, conflicts of interest, data breaches and management of tax disputes, could among other events, harm our reputation and thus our ability to attract and retain investors and raise new capital for our funds, adversely affecting our business. While we have a robust compliance program in place and have successfully instituted a culture of compliance through our policies and procedures aimed to mitigate potential risks and enhanced regulatory action, we may be subject to new and heighted enforcement activity resulting in public sanctions or fines which could adversely impact our reputation. See “-Risk Related to Regulation.” Similarly, to the extent we experience material litigation or employee misconduct, our businesses and our reputation could be adversely affected, and a loss of investor confidence could result, which could adversely impact our ability to raise future funds. Our ability to appropriately mitigate, manage and address conflicts of interests among our stakeholders could also result in increased reputational risk. Further, the impact of events which may harm our reputation and brand are heightened given media and public focus on the externalities of activities unrelated to our business, the pervasiveness of social media and public interest in the financial services and alternative investment management industry generally.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our principal executive offices are located in leased office space at 2000 Avenue of the Stars, 12th Floor, Los Angeles, California. We also lease office space in Culver City, New York, London and other cities around the world. Substantially all of the Company’s real property is leased. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

Item 3.  Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of December 31, 2021 and 2020, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Market Information
Our Class A common stock is traded on the NYSE under the symbol “ARES.” Our common shares began trading on the NYSE on May 2, 2014.
The number of holders of record of our Class A common stock as of February 21, 2022 was 16, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Ares Management GP LLC is the sole holder of shares of our Class B Common Stock and Ares Voting LLC is the sole holder of shares of our Class C Common Stock.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A common stock from the closing price on December 31, 2016 through December 31, 2021, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2016 and dividends received reinvested in the security or index.
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
Total Return Performance Table

Issuer Purchases of Equity Securities

The table below presents purchases made by or on behalf of AMC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our Class A Common Stock during each of the indicated periods ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	$—	—	$150,000
November 1, 2021 - November 30, 2021	—	—	—	150,000
December 1, 2021 - December 31, 2021	—	—	—	150,000
Total	—		—

(1)In February 2021, our board of directors approved the renewal of our stock repurchase program that authorizes the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. In February 2022, our board of directors approved the renewal of the program and it is scheduled to expire in March 2023. Repurchases under the program depend on the prevailing market conditions and other factors.

Dividend Policy for the Series A Preferred Stock

As declared by the Company’s board of directors, dividends on the Series A Preferred Stock were payable quarterly at a rate per annum equal to 7.00%.

As of December 31, 2020, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. On June 30, 2021 (the “Redemption Date”), the Company redeemed all shares of the Series A Preferred Stock outstanding. The redemption price did not include any accrued dividends as the Redemption Date occurred on the dividend payment date. On the Redemption Date, the Company paid $5.4 million for the previously announced dividend of $0.4375 per share.

During 2021 and 2020, we paid quarterly dividends totaling approximately $10.9 million and $21.7 million, respectively, to holders of record of shares of the Series A Preferred Stockholders.

Dividend Policy for Class A and Non-Voting Common Stock

During 2020, we declared a dividend each quarter of $0.40 (totaling $1.60 annually) per share to Class A common stockholders, or approximately $217.7 million. During 2021, we declared a dividend each quarter of $0.47 (totaling $1.88 annually) per share to Class A common stockholders at the close of business on March 17, 2021 and per share to Class A and non-voting common stockholders at the close of business on June 16, 2021, September 16, 2021, and December 17, 2021, respectively, or approximately $309.9 million.

In February 2022, the Company's board of directors declared a quarterly dividend of $0.61 per share of Class A and non-voting common stock, or approximately $104.4 million, with respect to the first quarter of 2022 payable on March 31, 2022 to common stockholders of record at the close of business on March 17, 2022.
Our dividend policy for our Class A and non-voting common stock is more closely aligned with our core management fee business. We intend to provide a steady quarterly dividend for each calendar year that will be based on our expected fee related earnings after an allocation of current taxes paid, with future potential changes based on the level and growth of the metric. Subject to the approval of our board of directors, we intend to pay a dividend of $0.61 per share of our Class A common stock per quarter in 2022.

Our fixed dividend will be reassessed each year based upon the level and growth of our fee related earnings after an allocation of current taxes paid. As fee related earnings reflect the core earnings of our business and consists of management fee and fee related performance revenues less compensation and general and administrative expenses, having our recurring dividend based on this amount removes volatility from our dividend and provides more predictability to investors on an annual basis

Our dividend policy reflects our intention to retain net performance income, which excludes our fee related performance revenues. We expect to use such retained earnings for potential stock repurchases and to fund future growth with the objective of accelerating our fee related earnings growth per share. However, the declaration, payment and determination of the amount of future dividends, if any, is at the sole discretion of our board of directors, which may change our dividend policy at any time.
The payment of cash dividends is subject to compliance with DGCL. In addition, under the Credit Facility, certain subsidiaries of the Ares Operating Group are prohibited from paying dividends in certain circumstances, including if an Event of Default (as defined in the Credit Facility) has occurred and is continuing.

Because AMC is a holding company and has no material assets other than its indirect ownership of Ares Operating Group Units, we fund dividends by AMC on shares of our Class A and non-voting common stock, if any, in three steps:
•first, we cause the Ares Operating Group entities to make distributions to their partners, including AMC and its direct subsidiaries. If the Ares Operating Group entities make such distributions, the partners of the Ares Operating Group entities will be entitled to receive equivalent distributions based on their partnership units in the Ares Operating Group (except as set forth in the following paragraph);

•second, we cause AMC’s direct subsidiaries to distribute to AMC their share of such distributions, net of any taxes and amounts payable under the tax receivable agreement by such direct subsidiaries; and

•third, AMC pays such distributions to our holders of our Class A and non-voting common stock, net of any taxes and amounts payable under the tax receivable agreement, on a pro rata basis.

Because we and our direct subsidiaries that are corporations for U.S. federal income tax purposes may be required to pay corporate income and franchise taxes and make payments under the tax receivable agreement, the dividend amounts ultimately paid by us to holders of our Class A and non-voting common stock are expected to be generally less, on a per share basis, than the amounts distributed by the Ares Operating Group entities to their respective partners in respect of their Ares Operating Group Units.
In addition, governing agreements of the Ares Operating Group entities provide for cash distributions, which we refer to as “tax distributions,” to the partners of such entities if the general partners of the Ares Operating Group entities determine that the taxable income of the Ares Operating Group entities gives rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the entity multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York, whichever is higher (taking into account the non-deductibility of certain expenses and the character of our income). The Ares Operating Group makes tax distributions only if and to the extent distributions from such entities for the relevant year were otherwise insufficient to cover such tax liabilities.
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
We expect any dividends paid out of current or accumulated earnings and profits to U.S. individuals and certain other qualifying holders of our Class A and non-voting common stock to constitute “qualified dividend” income that is generally taxed at a more favorable tax rate than the ordinary income tax rate, if the requisite holding periods have been met. If the dividend exceeds current and accumulated earnings and profits, the excess is treated as a nontaxable return of capital, reducing the stockholder’s tax basis in its shares to the extent of such shareholder’s tax basis in such shares. Any remaining excess is treated as capital gain. Because U.S. corporations are taxed on their own taxable income, and because owners of such entities are taxed on any dividends paid from such entities, there are two levels of potential tax upon income earned by such entities.
Unregistered Sales of Equity Securities and Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
AMC is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of AMC and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment entities, CLOs and special purpose acquisition companies that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our consolidated financial statements included in this Annual Report on Form 10-K. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Annual Report on Form 10-K.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of AMC and the related notes included in this Annual Report on Form 10-K.
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2021 and 2020. For discussion on activity for the year ended December 31, 2019 and period-over-period analysis on results for the year ended December 31, 2020 to 2019, refer to Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the year ended December 31, 2021, approximately 95% of our management fees were derived from perpetual capital vehicles and other long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

Through the first three quarters of the year, performance across global capital markets continued its positive trajectory as inflationary concerns and the spread of the COVID-19 Delta variant were overshadowed by improving corporate credit fundamentals and strengthening market demand. In the fourth quarter, global capital markets experienced increased volatility as fears around the Omicron variant and its unknown characteristics created investor uncertainty. However, these fears were assuaged towards quarter-end, and U.S. high yield and leveraged loan prices bounced back alongside equities in the largest price increase of the year. Despite direct remarks from the Federal Reserve and significant yield curve flattening in the fourth quarter, U.S. high yield bonds posted positive returns amid record corporate profits, moderating primary market activity and the expectation for future growth. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, returned 5.4% for 2021 as compared to a return of 6.2% for the prior year. Meanwhile, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned 5.4% for 2021 compared to a return of 2.8% for the prior year. Ongoing retail inflows, strong CLO origination and robust demand amid rising interest rate risk continued to provide a supportive technical backdrop in the asset class.

European leveraged loans rallied alongside its U.S. counterparts; however, European high yield bonds generated negative quarterly returns as concerns surrounding the Omicron variant and inflationary pressures put downward pressure on the asset class. The ICE BAML European Currency High Yield Index returned 3.3% for 2021 compared to a return of 2.9% for the prior year, while the Credit Suisse Western European Leveraged Loan Index returned 4.6% for 2021 compared to a return of 2.4% for the prior year.

In 2021, global equity markets continued to rebound from 2020 COVID-19 levels, with the S&P 500 Index nearing all-time highs at year end. In the U.S., the S&P 500 Index returned 26.9% for 2021 compared to 18.4% the prior year. Outside of the U.S., the MSCI All Country World ex USA Index returned 13.2% for 2021 compared to a return of 10.7% the prior year. Private equity market activity remained strong throughout 2021 and finished the year off strong. Private equity activity was buoyed by elevated valuations, record amounts of uninvested capital, a robust private equity secondary market and low interest rates. Periods of volatility may be on the horizon due to continued heightened inflation, rising energy prices, supply chain disruptions new COVID-19 variants and geopolitical tension, including the escalation of hostilities between Russia and Ukraine. Continued asset selectivity, portfolio construction/diversification and a differentiated view to drive value creation are instrumental in delivering attractive returns to investors.

The “re-opening” of economies across Europe, the U.S., and the U.K. pushed real estate markets towards recovery in 2021. The easing of pandemic restrictions coupled with monetary and fiscal stimulus helped fuel economic growth that then drove improvement in real estate demand. Leasing activity for the year was higher across all major property types although retail and office properties remain challenged as COVID-19 altered tenant preferences. Rent trends improved over the year with industrial and residential rents hitting new highs in the second half of 2021. Higher inflation globally helped nominal real estate rent growth and values, although higher interest rates caused by the prospect of monetary tightening are likely to raise financing costs incrementally. Over the fourth quarter, Pan-European and U.S. real estate deal activity recovered to its pre-pandemic level signaling a near-complete return of transactional liquidity. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices returned 15.0% and 37.3%, for 2021 compared to a negative return of 13.1% and a negative 8.4%, respectively, for the prior year.

In 2021, some of the considerations pertaining to our strategic decisions included:

• Our ability to fundraise and increase AUM and fee paying AUM. During the year ended December 31, 2021, we raised $76.8 billion of gross AUM, both in commingled funds and SMAs, and continued to expand our investor base, raising capital from over 135 different investment vehicles and 427 institutional investors, including 175 direct institutional investors that were new to Ares. Our fundraising efforts helped drive AUM growth of approximately 55% for 2021. During 2022, we expect that our fundraising will come from a combination of our existing and new strategies in the U.S., Europe and Asia Pacific. As of December 31, 2021, we also had $57.9 billion of AUM not yet paying fees, which represents approximately $568.4 million in annual potential management fee revenue. Of the $568.4 million, $517.1 million relates to $53.0 billion of AUM available for future deployment. Our pipeline of potential fees, coupled with our future fundraising opportunities, gives us the potential to increase our management fees in 2022.

• Our ability to attract new capital and investors with our broad multi asset class product offering. Our ability to attract new capital and investors in our funds is driven, in part, by the extent to which they continue to see the alternative asset management industry generally, and our investment products specifically, as an attractive vehicle for capital appreciation and income generation. We continually seek to create avenues to meet our investors’ evolving needs by offering an expansive range of investment funds, developing new products and creating managed accounts and other investment vehicles tailored to our investors’ goals. We continue to expand our distribution channels, expanding into the retail channel through our global wealth management offerings, as well as the needs of traditional institutional investors, such as pension funds, sovereign wealth funds, and endowments. If market volatility persists or increases, investors may seek absolute return strategies that seek to mitigate volatility. We offer a variety of investment strategies depending upon investors’ risk tolerance and expected returns.

• Our disciplined investment approach and successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our investment funds. Greater competition, high valuations, cost of credit and other general market conditions have affected and may continue to affect our ability to identify and execute attractive investments. Under our disciplined investment approach, we deploy capital only when we have sourced a suitable investment opportunity at an attractive price. During the year ended December 31, 2021, we deployed $81.0 billion of gross capital across our investment groups compared to $39.9 billion deployed in 2020. As of December 31, 2021, we had $90.4 billion of capital available for investment and we remain well-positioned to invest our assets opportunistically, compared to $56.3 billion as of December 31, 2020.
• Our ability to invest capital and generate returns through market cycles. The strength of our investment performance affects investors’ willingness to commit capital to our funds. The flexibility of the capital we are able to attract is one of the main drivers of the growth of our AUM and the management fees we earn. Current market conditions and a changing regulatory environment have created opportunities for Ares’ businesses, which utilize flexible investment mandates to manage portfolios through market cycles.
See “Item 1A. Risk Factors” included in this Annual Report on Form 10-K for a discussion of the risks our businesses are subject to.

Recent Transactions

In January 2022, Ares Finance Co. IV LLC, an indirect subsidiary of Ares, issued $500.0 million of 3.650% senior notes with a maturity date of February 2052.

On February 10, 2022, Ares completed the acquisition of AMP Capital’s Infrastructure Debt platform, one of the largest infrastructure debt investment platforms globally with approximately $8.0 billion in assets under management as of December 31, 2021.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$27,439	$14,808	$—	$9,261	$196,980
Acquisitions	—	—	13,719	19,513	—	33,232
Net new par/equity commitments	29,961	8,199	6,174	2,331	2,143	48,808
Net new debt commitments	22,149	200	4,671	—	29	27,049
Capital reductions	(2,715)	(9)	(311)	—	(29)	(3,064)
Distributions	(3,999)	(5,216)	(1,974)	(2,306)	(235)	(13,730)
Redemptions	(2,465)	—	(70)	—	—	(2,535)
Change in fund value	4,307	7,547	4,146	2,581	454	19,035
Balance at 12/31/2021	$192,710	$38,160	$41,163	$22,119	$11,623	$305,775
Average AUM(1)	$167,623	$31,609	$25,865	$20,463	$10,397	$255,957

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2019	$110,543	$25,166	$13,207	$—	$—	$148,916
Acquisitions	2,693	—	—	—	9,114	11,807
Net new par/equity commitments	24,233	6,189	2,263	—	205	32,890
Net new debt commitments	7,527	—	437	—	—	7,964
Capital reductions	(431)	(136)	(372)	—	—	(939)
Distributions	(2,485)	(4,410)	(1,212)	—	(207)	(8,314)
Redemptions	(2,176)	(5)	—	—	—	(2,181)
Change in fund value	5,568	635	485	—	149	6,837
Balance at 12/31/2020	$145,472	$27,439	$14,808	$—	$9,261	$196,980
Average AUM(2)	$123,434	$25,582	$14,180	$—	$9,186	$172,382

(1) Represents a five-point average of quarter-end balances for each period, except for Secondary Solutions, which represents the average calculated using AUM on the date of the Landmark Acquisition and on each subsequent quarter-end.
(2) Represents a five-point average of quarter-end balances for each period; except for Strategic Initiatives, which represents the average calculated using Ares SSG’s AUM on the date of the SSG Acquisition and on each subsequent quarter-end, and the average calculated using Ares Insurance Solutions’ AUM on the date of the acquisition of Aspida Life Re and the subsequent quarter-end.

The components of our AUM are presented below as of ($ in billions):

AUM: $305.8	AUM: $197.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $11.8 billion and $9.0 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2021 and 2020, respectively and includes $3.4 billion and $2.4 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2021 and 2020, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented

Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.
The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2020	$88,017	$21,172	$10,252	$—	$6,596	$126,037
Acquisitions	—	—	7,155	16,839	—	23,994
Commitments	10,497	3,003	3,720	1,352	(130)	18,442
Subscriptions/deployment/increase in leverage	27,496	2,624	3,050	116	1,677	34,963
Capital reductions	(1,647)	—	(162)	—	(380)	(2,189)
Distributions	(5,630)	(2,629)	(1,135)	(264)	(1,151)	(10,809)
Redemptions	(2,724)	—	(86)	—	—	(2,810)
Change in fund value	1,381	5	1,467	262	175	3,290
Change in fee basis	—	(2,990)	(142)	59	—	(3,073)
Balance at 12/31/2021	$117,390	$21,185	$24,119	$18,364	$6,787	$187,845
Average FPAUM(1)	$100,603	$19,973	$15,789	$17,329	$6,704	$160,398

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2019	$71,880	$17,040	$7,963	$—	$—	$96,883
Acquisitions	2,596	—	—	—	6,426	9,022
Commitments	5,230	4,238	1,735	—	—	11,203
Subscriptions/deployment/increase in leverage	13,609	1,585	1,222	—	716	17,132
Capital reductions	(1,660)	—	(51)	—	(25)	(1,736)
Distributions	(3,657)	(1,196)	(520)	—	(472)	(5,845)
Redemptions	(2,128)	—	—	—	—	(2,128)
Change in fund value	2,187	(36)	327	—	—	2,478
Change in fee basis	(40)	(459)	(424)	—	(49)	(972)
Balance at 12/31/2020	$88,017	$21,172	$10,252	$—	$6,596	$126,037
Average FPAUM(2)	$79,140	$18,085	$9,239	$—	$6,518	$112,982

(1) Represents a five-point average of quarter-end balances for each period, except for Secondary Solutions, which represents the average calculated using FPAUM on the date of the Landmark Acquisition and on each subsequent quarter-end.
(2) Represents a five-point average of quarter-end balances for each period; except for Strategic Initiatives, which calculates the average using Ares SSG’s FPAUM on the date of the SSG Acquisition and on each subsequent quarter-end, and the average using Ares Insurance Solutions’ FPAUM on the date of the acquisition of Aspida Life Re and the subsequent quarter-end.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $187.8	FPAUM: $126.0

Invested capital/other(1)	Market value(2)	Capital commitments	Collateral balances (at par)

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $43.7 billion and $24.5 billion from funds that primarily invest in illiquid strategies as of December 31, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Please refer to “— Results of Operations by Segment” for detailed information by segment of the activity affecting total FPAUM for each of the periods presented.

Incentive Eligible Assets Under Management, Incentive Generating Assets Under Management and Available Capital

IEAUM generally represents the NAV plus uncalled equity or total assets plus uncalled debt, as applicable, of our funds from which we are entitled to receive carried interest and incentive fees, excluding capital committed by us and our professionals (from which we do not earn carried interest and incentive fees). With respect to ARCC's AUM, only ARCC Part II Fees may be generated from IEAUM.

IGAUM generally represents the AUM of our funds that are currently generating carried interest and incentive fees on a realized or unrealized basis. It represents the basis on which we are entitled to receive carried interest and incentive fees. The basis is typically the NAV or total assets of the fund, excluding amounts on which we do not earn carried interest and incentive fees, such as capital committed by us and our professionals. ARCC is only included in IGAUM when ARCC Part II Fees are being generated.
The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$183.1
$2.6
$12.4
$23.9
$34.6
$109.6
$117.0
$1.0
$9.6
$24.0
$82.4
12/31/2021
12/31/2020
Incentive Generating AUM
$107.6
$0.2
$5.4
$17.5
$20.5
$64.0
$34.3
$3.4
$6.3
$24.6
12/31/2021
12/31/2020

Credit	Private Equity	Real Estate	Secondary Solutions	Strategic Initiatives

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Estate	Secondary Solutions	Strategic Initiatives

The chart below presents our perpetual capital AUM by segment ($ in billions):

Credit	Real Estate	Strategic Initiatives

As of December 31, 2021, perpetual capital AUM included 73% from perpetual capital - commingled funds and 27% from perpetual capital - managed accounts. As of December 31, 2020, perpetual capital AUM included 64% from perpetual capital - commingled funds and 36% from perpetual capital - managed accounts.

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the years ended December 31, 2021 and 2020, 95% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

Long-Dated Funds(1)	Perpetual Capital - Commingled Funds	Perpetual Capital - Managed Accounts	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.
Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds are commingled funds that contributed at least 1% of our total management fees or represented at least 1% of the Company’s total FPAUM for the past two consecutive quarters. In addition to management fees, each of our significant funds may generate carried interest and incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
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

Components of Consolidated Results of Operations

Revenues

Management Fees. The investment adviser of our funds generally receive an annual management fee based on a percentage of the fund’s capital commitments, contributed capital, net asset value or invested capital during the investment period, which may then change at the end of the investment period, and for certain of our SMAs, we receive an annual management fee based on a percentage of invested capital, contributed capital or net asset value throughout the term of the SMA. We also may receive special fees, including agency and arrangement fees. In certain circumstances we are contractually required to offset certain amounts of such special fees against future management fees relating to the applicable fund.

The investment adviser of each of our CLOs typically receives annual management fees based on the gross aggregate collateral balance for CLOs, at par, adjusted for cash and defaulted or discounted collateral. The management fees of CLOs accounted for approximately 3% of our total management fees on a consolidated basis and 6% on an unconsolidated basis for the year ended December 31, 2021.

The management fees we receive from our drawdown style funds are typically payable on a quarterly basis over the life of the fund and do not fluctuate with the changes in investment performance of the fund. The investment management agreements we enter into with clients in connection with contractual SMAs may generally be terminated by such clients with reasonably short prior written notice. Typically, terminations do not require liquidation of the SMAs and such SMAs will continue to exist until the underlying investments are liquidated. The management fees we receive from our SMAs are generally paid on a periodic basis (typically quarterly, subject to the termination rights described above) and are based on either invested capital or on the net asset value of the separately managed account.

We receive management fees in accordance with the investment advisory and management agreements we have with the publicly-traded vehicles and non-traded REITs we manage. Base management fees we receive from ARCC are paid quarterly and proportionately increase or decrease based on ARCC’s total assets (reduced by cash and cash equivalents). Part I Fees from ARCC are also generally paid quarterly and proportionately increase or decrease based on ARCC’s net investment income (before Part I Fees from ARCC and ARCC Part II Fees, subject to a fixed hurdle rate). Part I Fees from CADC are also generally paid quarterly and proportionately increase or decrease based on CADC’s net investment income, subject to a fixed hurdle rate. We classify Part I Fees as management fees as they are predictable and recurring in nature, and not subject to contingent repayment. Management fees we receive from ARDC are generally paid monthly and proportionately increase or decrease based on the closed-end fund's total assets minus liabilities (other than liabilities relating to indebtedness). Management fees we receive from ACRE are generally paid quarterly based on ACRE’s stockholders’ equity. Management fees we receive from AREIT and AIREIT are generally paid monthly based on a percentage of fund’s net asset value. Our investment management agreements of our publicly-traded vehicles and non-traded REITs from which we receive management fees must be reviewed or approved annually by their boards of directors (including a majority of its independent directors).

Details regarding our management fees by strategy are presented below:

Credit Group:
•Syndicated Loans and High Yield Bonds: Typical management fees range from 0.35% to 0.50% of par plus cash or of NAV. The syndicated loan funds have an average management contract term from the closing date of 13.7 years as of December 31, 2021 and the fee ranges generally remain unchanged at the close of the re-investment period. In certain cases, CLOs may be called upon demand by subordinated noteholders prior to the management contract term expiration date. The funds in the high-yield strategy generally represent open-ended managed accounts, which typically do not include investment period termination or management contract expiration dates.
•Multi-Asset Credit: Typical management fees range from 0.50% to 1.50% of NAV. The funds in this strategy are generally open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates. The funds in this strategy include ARDC, a publicly-traded closed-end fund, which does not have an investment period termination date, and other perpetual capital vehicles as of December 31, 2021.
•Alternative Credit: Typical management fees range from 0.50% to 1.50% of NAV, gross asset value, committed capital or invested capital. The funds in this strategy (excluding perpetual capital vehicles) had an average management contract term from the closing date of 7.6 years as of December 31, 2021.
•U.S. and European Direct Lending: Typical management fees range from 0.75% to 1.50% of invested capital, NAV or total assets (in certain cases, excluding cash and cash equivalents). Following the expiration or termination of the investment period, the fee basis for certain closed-end funds and managed accounts in this strategy generally change either to the aggregate cost or to market value of the portfolio investments. In addition, management fees include the Part I Fees. The funds in this strategy (excluding ARCC, CADC and other perpetual capital vehicles) had an average management contract term from the closing date of 8.2 years as of December 31, 2021.
Private Equity Group:
•Corporate Private Equity: Typical management fees range from 1.20% to 2.00% of total capital commitments during the investment period. The management fees for corporate private equity funds generally step down to between 0.75% and 1.25% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of:

(i) the expiration or termination of the investment period and (ii) the activation of a successor fund. The funds in this strategy had an average management contract term from the closing date of 10.4 years as of December 31, 2021.
•Infrastructure and Power: Typical management fees range from 1.00% to 1.50% of total capital commitments during the investment period. Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The infrastructure and power funds generally step down the fee base to the aggregated adjusted cost of unrealized portfolio investments, while retaining the same fee rate, following the expiration or termination of the investment period. The funds in this strategy had an average management contract term from the closing date of 10.3 years as of December 31, 2021.
•Special Opportunities: Typical management fees range from 1.00% to 1.50% of invested capital or the aggregate cost basis of unrealized portfolio investments. The management fees for special opportunities funds generally step down to between 1.00% to 1.25% of the invested capital or the aggregate cost basis of unrealized portfolio investments following the expiration or termination of the investment period. The funds in this strategy had an average management contract term from the closing date of 10.2 years as of December 31, 2021.
Real Estate Group:
•Real Estate Equity and Debt: Typical management fees range from 0.50% to 1.50% of invested capital, stockholders’ equity, net asset value, total capital commitments or a combination thereof. Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. Following the expiration or termination of the investment period the basis on which management fees are earned for certain closed-end funds, managed accounts and co-investment vehicles in this strategy changes from committed capital to invested capital with no change in the management fee rate. The funds in these strategies (excluding ACRE, the non-traded REITs and other perpetual capital vehicles) had an average management contract term from the closing date of 9.0 years as of December 31, 2021.
Secondary Solutions Group:
•Private Equity, Real Estate and Infrastructure Secondaries: Typical management fees range from 0.50% to 1.00% of capital commitments, NAV of the underlying funds, called capital plus unfunded commitments or NAV plus unfunded commitments. Funds in each strategy are comprised of closed-end funds with either investment period termination or management contract termination dates and certain open-end accounts that generally do not have termination dates. The funds in these strategies had an average management contract term from the closing date of 12.9 years as of December 31, 2021.
Strategic Initiatives:
•Asian Special Situations: Typical management fees range from 1.15% to 2.00% of total capital commitments, the aggregate cost basis of unrealized portfolio investments or a combination thereof. Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The funds in this strategy are comprised of closed-end funds, with investment period termination or management contract termination dates. The funds also include co-investment accounts with fees ranging from 0.50% to 1.50%, which generally do not include investment period termination or management contract termination dates. The funds in this strategy with termination dates had an average management contract term from the closing date of 7.3 years as of December 31, 2021.
•Asian Secured Lending: Typical management fees range from 1.40% to 1.50% of the aggregate cost basis of unrealized portfolio investments. The funds in this strategy are comprised of closed-end funds with investment period termination or management contract termination dates. The funds also include co-investment accounts which generally do not include investment period termination or management contract termination dates. The funds in this strategy had an average management contract term from the closing date of 6.4 years as of December 31, 2021.
•Ares Insurance Solutions: Typical management fees are 0.30% of the daily weighted average market value of the assets. Ares Insurance Solutions managed vehicles include Aspida Life Re, which is a perpetual capital vehicle.
Incentive Fees. The general partners, managers or similar entities of certain of our funds receive performance-based fees. These fees are generally based on the net appreciation per annum of the applicable fund, subject to certain net loss carry-forward provisions, high-watermarks and/or preferred returns. Such performance-based fees may also be based on a fund’s cumulative net appreciation to date, in some cases subject to a high-watermark or a preferred return. Incentive fees are realized at the end of a measurement period, typically quarterly or annually. Realized incentive fees are generally higher during the second half of the year due to the nature of certain Credit Group funds that typically realize incentive fees at the end of the calendar year. Once realized, such incentive fees are not subject to repayment. Cash from the realizations is typically received in the period subsequent to the measurement period. Incentive fees are composed of both fee related performance revenues and performance revenues.

Fee Related Performance Revenues. Fee related performance revenues refers to incentive fees from perpetual capital vehicles that are (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Certain vehicles are subject to hold back provisions that limits the amount paid in a particular year. Such hold back amounts may be paid in subsequent years subject to their extended performance conditions.

Additional details regarding our fee related performance revenues are presented below:
Credit Group:
•Multi-Asset Credit and Alternative Credit: Typical fee related performance revenues represent 6% to 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 5% to 7% per annum.

•U.S. and European Direct Lending: Typical fee related performance revenues represent 10% to 15% of each incentive eligible fund’s profits and are subject to a preferred return rate of approximately 5% to 8% per annum.
Real Estate Group:
•Real Estate Equity: Fee related performance revenues we receive from AREIT and AIREIT are based on a 12.5% of the total investment return per annum of each fund, including income and net appreciation, subject to certain net loss carry-forward provisions and a hurdle rate of 5% per annum.
•Real Estate Debt: Fee related performance revenues we receive from ACRE are based on a percentage of the difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and an amount derived from the weighted average issue price per share of ACRE’s common stock in its public offerings multiplied by the weighted average number of shares of common stock outstanding.
Performance Revenues: Performance revenues refers to incentive fees that do not meet the criteria of fee related performance revenues.

Additional details regarding our performance revenues are presented below:

Credit Group:
◦Syndicated Loans and High Yield Bonds: Typical performance revenues represent 10% to 20% of each incentive eligible fund’s profits, subject to hurdle rates of approximately 3% to 12% per annum.
◦Multi-Asset Credit and Alternative Credit: Typical performance revenues represent 12.5% to 20% of each incentive eligible fund’s profits, subject to a preferred return of approximately 5% to 7% per annum.

◦U.S. and European Direct Lending: Typical performance revenues represent 10% to 15% of each incentive eligible fund’s profits and are subject to a preferred return rate of approximately 5% to 8% per annum. We are entitled to receive incentive fees in accordance with the investment advisory and management agreements we have with ARCC. We may receive ARCC Part II Fees, which are not paid unless ARCC achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation). For ARCC, incentive fees represent 20% of the cumulative aggregate realized capital gains (net of cumulative aggregate realized losses and aggregate unrealized capital depreciation) and such fees are presented within performance revenues.
Real Estate Group:
◦Real Estate Equity: Performance revenues represent 15% to 18% of each incentive eligible fund’s profits, subject to hurdle rates of approximately 6% to 8% per annum.
Performance Income. We may receive performance income from our funds that may be either performance revenue, which is a component of incentive fees described above, or a special allocation of income, which we refer to as carried interest. Performance income is recorded by us when specified investment returns are achieved by the fund.

Carried Interest Allocation. The general partner or an affiliate of certain of our funds may be entitled to receive carried interest from a fund. Carried interest entitles the general partner (or an affiliate) to a special allocation of income and gains from a fund, and is typically structured as a net profits interest in the applicable fund. Carried interest allocation is recognized based on changes in valuation of our funds’ investments that exceed certain preferred returns as set forth in each respective partnership agreement. Carried interest allocation is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as carried interest allocation reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Carried interest is generally calculated and paid on a “realized gain” basis, and the general partner of a fund is generally entitled to a carried interest between 10% and 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds.
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
For most funds, the carried interest is subject to a preferred return ranging from 5% to 8%, after which there is typically a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed carried interest exceeds the amounts to which the general partner is entitled. These repayment obligations may be related to amounts previously distributed to us and our senior professionals and are generally referred to as contingent repayment obligations.
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
Secondary Solutions Group:

•Private Equity and Real Estate Secondaries funds: Typical carried interest represents 10% to 12.5% of each carried interest eligible fund’s profits, subject to a preferred return of approximately 8% per annum.
Strategic Initiatives:
•Asian Secured Lending: Carried interest represents 20% of each carried interest eligible fund’s profits, subject to a preferred return of approximately 7% per annum.
For detailed discussion of contingencies on carried interest, see “Note 10. Commitments and Contingencies,” to our audited consolidated financial statements and “Item 1A. Risk Factors—We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements with our funds” included in this Annual Report on Form 10-K.
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
Administrative, Transaction and Other Fees. Other fees primarily include revenue from administrative services provided to certain of our affiliated funds. We may receive fees from certain affiliated funds based on income to those funds from loan originations that we refer to as transaction-based fees. In addition, we generate various property-related fees, such as acquisition, development and property management, and fees from the distribution of shares in our non-traded REITs.
Expenses
Compensation and Benefits. Compensation generally includes salaries, bonuses, health and welfare benefits, payroll related taxes, equity-based compensation and Part I Fee incentive compensation expenses. Compensation cost relating to the issuance of restricted units is measured at fair value at the grant date, reduced for actual forfeitures, and expensed over the vesting period on a straight-line basis. Bonuses are accrued over the service period to which they relate. Compensation and benefits expenses are typically correlated to the operating performance of our segments, which is used to determine incentive-based compensation for each segment. Certain of our senior partners are not paid an annual salary or bonus, instead they only receive distributions based on their ownership interest when declared by our board of directors. We use changes in headcount, which represents the full-time equivalency of active employees during each period, to analyze changes in compensation and benefits. Incremental changes in fair value of certain contingent liabilities established in connection to the Landmark Acquisition and Black Creek Acquisition are recognized ratably over the service period and are also presented within compensation and benefits.
Performance Related Compensation. Performance related compensation includes compensation directly related to carried interest allocation and incentive fees, generally consisting of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance related compensation generally represents 60-80% of the carried interest allocation and incentive fees recognized by us. We have an obligation to pay our professionals a portion of the carried interest allocation or incentive fees earned from certain funds. The performance related compensation payable is calculated based upon the recognition of carried interest allocation and is not paid to recipients until the carried interest allocation is received. Performance related compensation may include allocations to charitable organizations as part of our philanthropic initiatives.
Although changes in performance related compensation are directly correlated with changes in carried interest allocation and incentive fees reported within our segment results, this correlation does not always exist when our results are reported on a fully consolidated basis in accordance with GAAP. This discrepancy is caused when carried interest allocation and incentive fees earned from our Consolidated Funds is eliminated upon consolidation and performance related compensation is not.
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
Interest Expense. Interest expense includes interest related to our Credit Facility, which has a variable interest rate based upon a credit spread that is adjusted with changes to corporate credit ratings, and to our senior and subordinated notes, each of which have fixed coupon rates.
Other Income (Expense), Net. Other income (expense), net consists of transaction gains (losses) on the revaluation of assets and liabilities denominated in non-functional currencies and other non-operating and non-investment related activity, such as bargain purchase gain, change in fair value of contingent obligations, loss on disposal of assets, among other items.
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
Income Taxes. AMC is a corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local corporate income taxes at the entity level on its share of net taxable income. In addition, the AOG entities and certain of AMC's subsidiaries operate in the United States as partnerships or disregarded entities for U.S. federal income tax purposes and as corporate entities in certain non-U.S. jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or non-U.S. income taxes. Our effective tax rate is impacted by AMC’s net taxable income and the applicable U.S. federal, state and local income taxes as well as, in some cases, non-U.S. income taxes. Net taxable income is based on AMC’s ownership of the AOG entities. As such, our effective tax rate will be directly impacted by changes in AMC’s ownership of the AOG entities and changes to statutory rates in the United States and other non-U.S. jurisdictions and, to a lesser extent, income taxes that are recorded for certain affiliated funds and co-investment entities that are consolidated in our financial results.
The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss. To the extent required by federal, state and foreign income tax laws and regulations, certain funds may incur income tax liabilities.
Redeemable and Non-Controlling Interests. Net income (loss) attributable to non-controlling interests in Consolidated Funds represents the income (loss) related to ownership interests that third parties hold in entities that are consolidated into our consolidated financial statements.
Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents income (loss) attributable to the owners of AOG Units that are not held by AMC. In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in certain AOG entities that is reflected as redeemable interests in AOG entities. Net income (loss) attributable to redeemable interest in AOG entities is allocated based on the ownership percentage attributable to the redeemable interest.
For additional discussion on components of our consolidated results of operations, see “Note 2. Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Consolidation and Deconsolidation of Ares Funds
In February 2021, AAC consummated its initial public offering that raised capital of $1.0 billion. Prior to the completion of a business combination, the sponsor, a wholly owned subsidiary, owns the majority of the Class B ordinary shares outstanding of AAC. We consolidate AAC under the voting interest model and reflect the results of the SPAC as a Consolidated Fund.
Consolidated Funds represented approximately 5% of our AUM as of December 31, 2021, 3% of our management fees and less than 1% of our carried interest and incentive fees for the year ended December 31, 2021. As of December 31, 2021, we consolidated 23 CLOs, 10 private funds and one SPAC, and as of December 31, 2020, we consolidated 21 CLOs and nine private funds.
The activity of the Consolidated Funds is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders' equity, except where a reallocation of ownership occurs based on specific redemption or liquidation preference terms. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds in our consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by AAC that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions.
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the year ended December 31, 2021, we deconsolidated one CLO as a result of significant change in ownership and during the year ended December 31, 2020, we deconsolidated one private fund as a result of liquidation/dissolution and one CLO experienced a significant change in ownership that resulted in deconsolidation of the entity during the period.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 17. Consolidation” to our consolidated financial statements included herein.

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

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenues
Management fees	$1,611,047	$1,150,608	$460,439	40%
Carried interest allocation	2,073,551	505,608	1,567,943	NM
Incentive fees	332,876	37,902	294,974	NM
Principal investment income	99,433	28,552	70,881	248
Administrative, transaction and other fees	95,184	41,376	53,808	130
Total revenues	4,212,091	1,764,046	2,448,045	139
Expenses
Compensation and benefits	1,162,633	767,252	(395,381)	(52)
Performance related compensation	1,740,786	404,116	(1,336,670)	NM
General, administrative and other expenses	444,178	258,999	(185,179)	(71)
Expenses of Consolidated Funds	62,486	20,119	(42,367)	(211)
Total expenses	3,410,083	1,450,486	(1,959,597)	(135)
Other income (expense)
Net realized and unrealized gains (losses) on investments	19,102	(9,008)	28,110	NM
Interest and dividend income	9,865	8,071	1,794	22
Interest expense	(36,760)	(24,908)	(11,852)	(48)
Other income, net	14,402	11,291	3,111	28
Net realized and unrealized gains (losses) on investments of Consolidated Funds	77,303	(96,864)	174,167	NM
Interest and other income of Consolidated Funds	437,818	463,652	(25,834)	(6)
Interest expense of Consolidated Funds	(258,048)	(286,316)	28,268	10
Total other income	263,682	65,918	197,764	NM
Income before taxes	1,065,690	379,478	686,212	181
Income tax expense	147,385	54,993	(92,392)	(168)
Net income	918,305	324,485	593,820	183
Less: Net income attributable to non-controlling interests in Consolidated Funds	120,369	28,085	92,284	NM
Net income attributable to Ares Operating Group entities	797,936	296,400	501,536	169
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,341)	(976)	(365)	(37)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	390,440	145,234	245,206	169
Net income attributable to Ares Management Corporation	408,837	152,142	256,695	169
Less: Series A Preferred Stock dividends paid	10,850	21,700	(10,850)	(50)
Less: Series A Preferred Stock redemption premium	11,239	—	(11,239)	NM
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$386,748	$130,442	256,306	196

NM - Not Meaningful

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Consolidated Results of Operations of the Company
Management Fees. Management fees increased by $460.4 million, or 40%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by higher FPAUM from capital deployment in direct lending funds. Management fees also increased by $97.9 million and $40.5 million in connection with the Landmark Acquisition and Black Creek Acquisition, respectively, that were completed during 2021. In addition, the full year impact of the SSG Acquisition that closed in the third quarter of 2020 increased management fees by $39.7 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation increased by $1,567.9 million to $2,073.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The activity was principally composed of the following ($ in millions):

	Year ended December 31, 2021	Primary Drivers	Year ended December 31, 2020	Primary Drivers
Credit funds	$336.1
Primarily from four direct lending funds and one alternative credit fund with $17.3 billion of IGAUM generating returns in excess of their hurdle rates. PCS, Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Capital Europe V, L.P. (“ACE V”) generated carried interest allocation of $57.9 million, $99.8 million and $49.0 million, respectively. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. Ares Capital Europe III, L.P. (“ACE III”) generated carried interest allocation of $42.7 million primarily driven by net investment income during the period. In addition, Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $47.1 million that was driven by market appreciation of various investments.
			$146.3
Primarily from four direct lending funds and one alternative credit fund with $12.0 billion of IGAUM generating returns in excess of their hurdle rates. PCS and ACE IV generated carried interest allocation of $48.9 million and $51.5 million, respectively, driven by net investment income on an increasing invested capital base. Net investment income for the year was muted by net unrealized losses on investments that were primarily incurred during the first quarter of 2020 due to the market volatility driven by the COVID-19 pandemic. In addition, Pathfinder generated carried interest allocation of $16.0 million primarily driven by net investment income during the period.

Private equity funds	1,210.3
Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) generated carried interest allocation of $207.6 million primarily due to market appreciation of its investment in The AZEK Company (“AZEK”) driven by its higher stock price. In addition, market appreciation across several portfolio company investments, primarily operating in the services and technology, retail and healthcare industries, generated carried interest allocation of $666.1 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), $225.5 million from Ares Special Opportunities Fund, L.P. (“ASOF”) and $70.6 million from ACOF VI.
			304.7	ACOF IV generated carried interest allocation of $285.7 million primarily due to market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $102.6 million for ASOF. Market depreciation across several energy sector investments led to the reversal of unrealized carried interest allocation of $75.1 million for ACOF V.
Real estate funds	296.7	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $24.2 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”), $40.5 million from US Real Estate Fund VIII, L.P. (“US VIII”), $83.4 million from US Real Estate Fund IX, L.P. ("US IX"), $14.8 million from Ares European Real Estate Fund IV, L.P. (“EF IV”) and $69.9 million from Ares European Real Estate Fund V SCSp. ("EF V").	54.6
Market appreciation from properties within real estate equity funds primarily driven by gains generated across several industrial and multi-family assets of US IX in the amount of $19.9 million. In addition, there were gains generated in multiple funds from the sale of a pan-European logistics portfolio at a higher price than the December 31, 2019 valuation.

Secondary solutions funds	230.5	Market appreciation of certain investments held in Landmark Equity Partners XVI, L.P. (“LEP XVI”) and Landmark Real Estate Partners VIII, L.P. (“LREP VIII”) that generated carried interest allocation of $122.2 million and $56.4 million, respectively.	—	N/A
Carried interest allocation	$2,073.6		$505.6

Incentive Fees. Incentive fees increased by $295.0 million to $332.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The activity was principally composed of the following ($ in millions):

	Year ended December 31, 2021	Primary Drivers	Year ended December 31, 2020	Primary Drivers
Credit funds	$168.2	Incentive fees that crystallized during the period from 22 direct lending funds, including $25.6 million from ARCC Part II Fees, from one alternative credit fund and from one CLO as a result of restructuring activity.	$37.1	Incentive fees that crystallized during the period from seven direct lending funds and two alternative credit funds. The number of funds generating incentive fees was affected by the overall economic environment during the year.
Real estate funds	164.7	Incentive fees that crystallized during the period from funds from the Black Creek Acquisition, including $63.3 million from a U.S. real estate equity fund, $15.3 million from Ares Real Estate Income Trust, Inc. (“AREIT”) and $81.2 million from Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”). We recognized 100% of the incentive fees earned from AREIT and AIREIT, of which 50% was paid to the sellers during the year ended December 31, 2021 in connection with the terms of the Black Creek Acquisition. We will retain 100% of incentive fees earned from these funds in subsequent periods.	0.8	Incentive fees generated from ACRE.
Incentive fees	$332.9		$37.9
Principal Investment Income. Principal investment income increased by $70.9 million, or 248%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The activity for the year ended December 31, 2021 was primarily driven by market appreciation of various investments within ACOF IV, ACOF VI and within various funds in our U.S. real estate equity, private equity secondaries, real estate secondaries and special opportunities strategies. The COVID-19 pandemic caused extreme volatility during 2020. The global equity and credit markets experienced significant downturns in the first quarter of 2020 that continued to rebound in 2021. The year ended December 31, 2020 also included gains from a higher fair value of our investments in ACOF IV, primarily driven by higher asset appreciation of AZEK recognized in connection with the partial sale, and in an infrastructure and power fund, primarily from higher asset appreciation and subsequent sale of an investment in a wind project.
    Administrative, Transaction and Other Fees. Administrative, transaction and other fees increased by $53.8 million, or 130%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to new fee streams following the completion of the Black Creek Acquisition. Black Creek serves as an integrated property development and real estate investment management specialist, generating various property-related fees, such as acquisition, development and property management, and the distribution of shares in our non-traded REITs. These fees collectively contributed $17.9 million for the year ended December 31, 2021, which represents the amount generated in the period following the completion of the Black Creek Acquisition. We also earn fees from the Black Creek funds that we manage for administrative and other services, which contributed $11.2 million for the year ended December 31, 2021. In addition, certain private credit funds pay administrative fees on invested capital and an increase in deployment resulted in an increase to this fee base. Administrative fees from private funds increased by $4.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021 compared to the year ended December 31, 2020 was also driven by higher transaction fees of $5.0 million for certain funds as a result of increased originations.
Compensation and Benefits. Compensation and benefits increased by $395.4 million, or 52%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by (i) headcount growth to support the expansion of our business, (ii) strategic initiatives and acquisitions, and (iii) higher incentive compensation and equity compensation attributable to improved operating performance and margin expansion from scaling our business. Average headcount for the year-to-date period increased by 30% to 1,771 professionals for the 2021 period from 1,364 professionals for the same period in 2020.
Headcount growth attributable to the Landmark Acquisition and Black Creek Acquisition contributed $81.5 million in recurring employment related costs to the year ended December 31, 2021. The performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the Landmark Acquisition and Black Creek Acquisition also contributed $66.9 million to the year ended December 31, 2021. The earnouts are based on the achievement of revenue targets for certain funds. As both earnouts are subject to the continued and future services of senior professionals and advisors, they are required to be recorded as compensation expense and recognized ratably over the respective service periods.

See “Note 10. Commitments and Contingencies” for a further description of the contingent liabilities related to these arrangements.
Compensation and benefits were further driven by an increase in Part I Fees compensation of $25.4 million for the year ended December 31, 2021, when compared to the same period in 2020. Part I Fees compensation is driven by Part I Fees revenue earned during the respective periods.
The following table presents equity compensation expense based on the different types of restricted unit awards. Amounts presented include recurring expense, accelerated expense recognized in connection with the achievement of a performance condition and reversal of previously recognized expense resulting from forfeitures ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Non-recurring awards:
Multi-year future grants	$35,996	$—	$(35,996)	NM
Performance-based awards	22,785	3,514	(19,271)	NM
Performance-based awards - accelerated	43,426	3,750	(39,676)	NM
Other non-recurring awards	22,920	26,636	3,716	14
Total non-recurring awards	125,127	33,900	(91,227)	(269)
Recurring annual awards:
Discretionary awards	65,055	49,981	(15,074)	(30)
Bonus awards	47,010	39,105	(7,905)	(20)
Total recurring annual awards	112,065	89,086	(22,979)	(26)
Equity compensation expense, net	$237,192	$122,986	(114,206)	(93)

NM - Not Meaningful
Equity compensation expense increased by $114.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to performance-based restricted units granted to certain executive officers in the first quarter of 2021 and to the approval of multi-year future grant awards to these executive officers, as well as to certain other senior leaders, that will be granted during the first quarter of 2022, 2023 and 2024. The 2021 periods included accelerated expense from the performance-based restricted awards from the vesting of Tranche I, II, III and IV of the performance-based restricted units as a result of meeting the applicable performance condition of $55.00, $60.00, $65.00 and $75.00 per share, respectively. Additional equity compensation expense was incurred for the year ended December 31, 2021 from an increase in units awarded as part of the recurring annual award programs. The year ended December 31, 2020 included accelerated expense from the vesting of restricted units granted to our Chief Executive Officer as a result of achieving the applicable performance conditions of $35.00 per share.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”

Performance Related Compensation. Performance related compensation increased by $1,336.7 million to $1,740.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and may include performance allocations to charitable organizations as part of our philanthropic initiatives.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $185.2 million, or 71%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The Landmark Acquisition and Black Creek Acquisition have contributed $76.8 million in general, administrative and other expenses to the year ended December 31, 2021. These expenses were driven by amortization expense of $47.1 million for the year ended December 31, 2021 related to the intangible assets recorded in connection with the Landmark Acquisition and the Black Creek Acquisition. These expenses were also driven by placement fees of $9.6 million primarily in connection to new commitments to an open-ended industrial real estate fund. The impact from the Landmark Acquisition and Black Creek Acquisition has been excluded from the discussion below.
Placement fees for the year ended December 31, 2021 increased by $61.9 million, primarily due to new commitments to PCS II, SDL II, Ares Climate Infrastructure Partners, L.P. (“ACIP”) and our second special opportunities fund. In addition, the SSG Acquisition during the second half of 2020 resulted in an increase in amortization expense of $17.8 million for the year ended December 31, 2021 when compared to the same period in 2020. Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $9.1 million for the year ended December 31, 2021, when compared to the same period in 2020. The increase was also driven by higher professional service fees of $8.6 million for the year ended December 31, 2021, largely as a result of due diligence and legal expenses related to our recent acquisitions and higher recruiting fees to support the expanding platform.
There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased during the second half of 2021. We, however, recognized cost savings when comparing the years ended December 31, 2021 and 2020. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services from the modified remote working environment, decreased by $2.8 million for the year ended December 31, 2021, when compared to the same period in 2020. Despite the significant addition in headcount and the number of funds that we manage, these expenses were $17.6 million lower for the year ended December 31, 2021 when compared to the pre-pandemic period in 2019, primarily driven by $14.4 million of travel expenses and $2.2 million of marketing expenses.
Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments increased from a loss of $9.0 million for the year ended December 31, 2020 to a gain of $19.1 million for the year ended December 31, 2021. The activity for the year ended December 31, 2021 was primarily attributable to unrealized gains on certain strategic initiative related investments and on our U.S. CLO investments. The activity for the year ended December 31, 2020 was primarily attributable to unrealized losses recognized on certain strategic initiative related investments and an unrealized loss from market depreciation of properties held by AREA Sponsor Holdings LLC.
Interest Expense. Interest expense increased by $11.9 million, or 48%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The issuance of the 2051 Subordinated Notes on the last day of the second quarter increased interest expense by $9.4 million for the year ended December 31, 2021. The issuance of the 2030 Senior Notes late in the second quarter of 2020 increased interest expense by $6.1 million for the year ended December 31, 2021. The increase for the year ended December 31, 2021 was partially offset by a lower average outstanding balance of the Credit Facility when compared to the same period in 2020.
Other Income, Net. Other income, net increased by $3.1 million, or 28%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Other income, net for the year ended December 31, 2021 included a $42.3 million bargain purchase gain from the Black Creek Acquisition. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets that we acquired exceeding the purchase consideration. The purchase agreement with Black Creek contains provisions that required us to record separate contingent consideration liabilities that are (i) dependent on the achievement of revenue targets for certain Black Creek funds and (ii) obligated us to pay the sellers 50% of the incentive fees realized for certain Black Creek funds for the year ended December 31, 2021. Other income, net includes $23.2 million from the revaluation of these contingent considerations for the year ended December 31, 2021. See “Note 10. Commitments and Contingencies” for a further description of the contingencies.
Other income, net also included transaction gains (losses) associated with currency fluctuations impacting the revaluation of non-functional currency balances and was based on the fluctuations in currency exchange rates for the years ended December 31, 2021 and 2020. Transaction losses during the year ended December 31, 2021 were primarily attributable to the British pound strengthening against Euro, while transaction gains during the year ended December 31, 2020 were primarily attributable to the British pound weakening against the U.S. dollar.
Income Tax Expense Income tax expense increased by $92.4 million, or 168%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The changes in the comparative periods are primarily a result of increases in taxable income and weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 54.0% for the year ended December 31, 2020 to 58.5% for the year ended December 31, 2021. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards and private and public offerings of Class A and non-voting common stock. The increase in the weighted average daily ownership for the AMC common stockholders was partially offset by the issuance of AOG Units in connection with the Landmark Acquisition and the Black Creek Acquisition that increased the ownership of AOG Units not held by AMC.
Redeemable and Non-Controlling Interests. Net income (loss) attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the holders of AOG Units and other ownership interests that are not held by AMC. In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in a subsidiary of an

AOG entity that is reflected as redeemable interest in AOG entities. Net income (loss) attributable to redeemable interest in AOG entities is allocated based on the ownership percentage for periods presented.
Net income (loss) attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and based on the activity of certain membership interests. For the years ended December 31, 2021 and 2020, net income of $23.8 million and net loss of $3.2 million, respectively, was allocated based on ownership percentages of the strategic distribution partners and the activity of those membership interests.
Net income attributable to non-controlling interests in AOG entities increased by $245.2 million, or 169%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The changes in the comparative periods are a result of the respective changes in income before taxes and weighted average daily ownership. While income before taxes increased, the weighted average daily ownership for the non-controlling AOG unitholders decreased from 46.0% for the year ended December 31, 2020 to 41.5% for the year ended December 31, 2021.
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Expenses of the Consolidated Funds	$(62,486)	$(20,119)	$(42,367)	(211)%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	77,303	(96,864)	174,167	NM
Interest and other income of Consolidated Funds	437,818	463,652	(25,834)	(6)
Interest expense of Consolidated Funds	(258,048)	(286,316)	28,268	10
Income before taxes	194,587	60,353	134,234	222
Income tax expense of Consolidated Funds	(88)	(118)	30	25
Net income	194,499	60,235	134,264	223
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	76,300	36,725	39,575	108
Less: Other expense, net attributable to Ares Management Corporation eliminated upon consolidation	(2,170)	(4,575)	2,405	53
Net income attributable to non-controlling interests in Consolidated Funds	$120,369	$28,085	92,284	NM

NM - Not Meaningful
The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. For the year ended December 31, 2021, expenses were driven by professional fees incurred from the issuance of three new U.S. CLOs and the restructure of our European CLO legal entities. For the year ended December 31, 2020, expenses were primarily driven by the issuance of two European CLO. Net realized and unrealized gains fluctuated for the comparative periods, primarily due to a significant change in the value of loans held by the CLOs. The CSLLI returned 5.4% for 2021 when compared to 2.8% for the prior year. The decrease in interest expense was attributable to lower interest rates from refinanced CLOs since the third quarter of 2020 and from the deconsolidation of one CLO as a result of significant change in ownership during the year ended December 31, 2020, which was partially offset by newly issued CLOs at lower interest rates during the year ended December 31, 2021.
Revenues and other expense attributable to AMC represents management fees, incentive fees, principal investment income and administrative, transaction and other fees that are attributable to AMC’s proportional share in the activity of the Consolidated Funds and is eliminated from the respective components of AMC's results upon consolidation. The price fluctuations associated with the COVID-19 pandemic previously mentioned resulted in an increase in principal investment income and a decrease in other expense.

Segment Analysis
For segment reporting purposes, revenues and expenses are presented before giving effect to the results of our Consolidated Funds and the results attributable to non-controlling interests of joint ventures that we consolidate. As a result, segment revenues from management fees, fee related performance revenues, performance income and investment income are different than those presented on a consolidated basis in accordance with GAAP. Revenues recognized from Consolidated

Funds are eliminated in consolidation and results attributable to the non-controlling interests of joint ventures have been excluded by us. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of Consolidated Funds and the non-controlling interests of joint ventures.
Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. Beginning in the fourth quarter of 2021, fee related performance revenues, together with fee related performance compensation, has been presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and received on a recurring basis and is not dependent on realization events from the underlying investments. Fee related performance revenues and fee related performance compensation were previously presented within realized net performance income. Historical periods have been modified to conform to the current period presentation. The following table sets forth FRE and RI by reportable segment and OMG ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Fee Related Earnings:
Credit Group	$719,111	$507,834	$211,277	42%
Private Equity Group	114,879	109,064	5,815	5
Real Estate Group	99,107	33,719	65,388	194
Secondary Solutions Group	65,868	—	65,868	NM
Strategic Initiatives	32,235	17,371	14,864	86
Operations Management Group	(318,892)	(236,757)	(82,135)	(35)
Fee Related Earnings	$712,308	$431,231	281,077	65
Realized Income:
Credit Group	$808,985	$538,683	$270,302	50%
Private Equity Group	162,207	212,695	(50,488)	(24)
Real Estate Group	140,447	58,192	82,255	141
Secondary Solutions Group	67,333	—	67,333	NM
Strategic Initiatives	23,167	16,915	6,252	37
Operations Management Group	(319,202)	(244,529)	(74,673)	(31)
Realized Income	$882,937	$581,956	300,981	52

NM - Not Meaningful

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Year ended December 31,
	2021	2020
Income before taxes	$1,065,690	$379,478
Adjustments:
Depreciation and amortization expense	106,705	40,662
Equity compensation expense	237,191	122,986
Acquisition-related compensation expense(1)	66,893	—
Acquisition-related incentive fees(2)	(47,873)	—
Acquisition and merger-related expense	21,162	11,194
Deferred placement fees	78,883	19,329
Other (income) expense, net	(19,886)	10,207
Net (income) expense of non-controlling interests in consolidated subsidiaries	(23,397)	3,817
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(120,457)	(28,203)
Total performance (income) loss—unrealized	(1,744,056)	7,554
Total performance related compensation—unrealized	1,316,205	(11,552)
Total net investment (income) loss—unrealized	(54,123)	26,484
Realized Income	882,937	581,956
Total performance income—realized	(474,427)	(524,229)
Total performance related compensation—realized	328,583	399,462
Total investment income—realized	(24,785)	(25,958)
Fee Related Earnings	$712,308	$431,231

(1)Represents components of the purchase agreements associated with earnouts resulting from the Landmark Acquisition and the Black Creek Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Consolidated Statements of Operations.
(2)Represents a component of the purchase price from incentive fees associated with one-time contingent consideration recorded in connection with the Black Creek Acquisition. 100% of the fees recognized in 2021 is presented within incentive fees in the Company’s Consolidated Statements of Operations of which 50% is included on an unconsolidated basis for segment reporting purposes.

For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of the reportable segments to the most comparable measures in accordance with GAAP, see “Note 16. Segment Reporting”, to our audited consolidated financial statements included in this Annual Report on Form 10-K. Discussed below are our results of operations for our reportable segments and OMG.

Results of Operations by Segment
Credit Group—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Management fees	$1,070,608	$841,138	$229,470	27%
Fee related performance revenues	86,480	22,160	64,320	290
Other fees	27,103	18,644	8,459	45
Compensation and benefits	(410,394)	(320,111)	(90,283)	(28)
General, administrative and other expenses	(54,686)	(53,997)	(689)	(1)
Fee Related Earnings	$719,111	$507,834	211,277	42

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

Management fees on existing direct lending funds increased primarily from deployment of capital with Pathfinder, ACE IV, ACE V and SDL, collectively generating additional fees of $63.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Management fees from ARCC, excluding Part I Fees described below, increased by $36.6 million over the period primarily due to an increase in the average size of ARCC's portfolio. The remaining increases in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Part I Fees increased primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in originations and in the average size of their portfolios. Management fees from CLOs also increased primarily due to the net addition of three CLOs for the year ended December 31, 2021 compared to the year ended December 31, 2020. The launch of PCS II during the fourth quarter of 2020 and SDL II during 2021 also contributed to the increase in management fees, generating fees of $17.3 million for the year ended December 31, 2021.

The decrease in effective management fee rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was driven by the decrease in Part I Fees' contribution to the effective management fee rate due to the proportional increase in fees from other credit funds.

Fee Related Performance Revenues. Fee related performance revenues increased by $64.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to fee related performance revenues from direct lending SMAs driven by increased deployment, which resulted in higher net investment income on a larger invested capital base, together with a recovery of valuations following the significant downturns experienced in the global credit markets at the onset of the COVID-19 pandemic in 2020.

Other Fees. Other fees increased by $8.5 million, or 45%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by administrative fees from private funds. Certain private credit funds pay administrative fees on invested capital and an increase in deployment resulted in an increase to the fee basis. The increase was also driven by higher transaction fees for certain funds as a result of increased originations.

Compensation and Benefits. Compensation and benefits increased by $90.3 million, or 28%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by (i) an increase in fee related performance compensation of $39.4 million from direct lending SMAs, (ii) higher Part I Fees compensation of $25.4 million, (iii) higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business and (iv) headcount growth and merit increases for the year ended December 31, 2021, when compared to the same period in 2020. The increase in compensation and benefits was further driven by the increase in payroll related taxes of $5.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily attributable to the vesting of non-recurring equity compensation awards. The increase in salaries and benefits is partially offset by lower discretionary payments of $7.0 million made during the year ended December 31, 2021 when compared to the same period in 2020.

Average headcount for the year-to-date period increased by 6% to 433 investment and investment support professionals for the 2021 period from 409 professionals for the same period in 2020 as we added additional investment professionals to support our growing U.S. and European direct lending platforms.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.7 million, or 1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. In connection with our fundraising efforts, placement fees increased by $4.5 million for the year ended December 31, 2021 when compared to the same periods in 2020. The increase was primarily associated with new commitments to PCS II, ACE V, SDL II and an alternative credit fund. Certain expenses have also increased during the current period, including information services and information technology to support the expansion of our business. Collectively, these expenses increased by $1.9 million for the year ended December 31, 2021 when compared to the same period in 2020.

There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased during the second half of 2021. We, however, recognized cost savings when comparing the years ended December 31, 2021 and 2020. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services from the modified remote working environment, decreased by $2.2 million for the year ended December 31, 2021, when compared to the same period in 2020.

During 2020, we also recorded $3.2 million in one-time expenses related to expense concessions made to a limited number of funds.

Realized Income:
The following table presents the components of the Credit Group's RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Fee Related Earnings	$719,111	$507,834	$211,277	42%
Performance income—realized	207,446	70,148	137,298	196
Performance related compensation—realized	(131,900)	(44,582)	(87,318)	(196)
Realized net performance income	75,546	25,566	49,980	195
Investment income (loss)—realized	1,989	(2,309)	4,298	NM
Interest and other investment income—realized	20,377	16,314	4,063	25
Interest expense	(8,038)	(8,722)	684	8
Realized net investment income	14,328	5,283	9,045	171
Realized Income	$808,985	$538,683	270,302	50

NM - Not Meaningful
Realized net performance income for the years ended December 31, 2021 and 2020 was primarily attributable to tax distributions on direct lending funds with European-style waterfalls, driven by net investment income on an increasing invested capital base of those funds. The tax distributions were made to provide cash sufficient to pay tax liabilities attributable to the funds’ taxable income that is allocated to its carry participants prior to the funds making carried interest distributions. Realized net performance income for the year ended December 31, 2021 also included performance revenues from eight direct lending funds, including ARCC Part II fees of $25.6 million. Realized net performance income for the year ended December 31, 2020 was also attributable to performance revenues for two alternative credit funds that crystallized during the period.
Realized net investment income for the years ended December 31, 2021 and 2020 was primarily attributable to interest income generated from our CLO investments and income recognized in connection with distributions from a commercial finance fund. Realized net investment income for the year ended December 31, 2021 also included income recognized in connection with distributions from an alternative credit fund, while the year ended December 31, 2020 included a term loan investment that generated interest income.
Credit Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income realized but not yet received as of the reporting date ($ in thousands):

	As of December 31,
	2021			2020
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$99,551	$59,731	$39,820	$77,959	$46,776	$31,183
ACE IV	146,580	90,879	55,701	93,462	57,946	35,516
ACE V	51,482	30,889	20,593	2,435	1,461	974
PCS	132,050	77,780	54,270	101,656	60,084	41,572
Other credit funds	165,770	110,409	55,361	97,803	60,437	37,366
Total Credit Group	$595,433	$369,688	$225,745	$373,315	$226,704	$146,611

The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2020	Activity during the period			As of December 31, 2021
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$77,959	$42,712	$(21,789)	$669	$99,551
ACE IV	European	93,462	99,813	(47,414)	719	146,580
ACE V	European	2,435	49,047	—	—	51,482
PCS	European	101,656	57,857	(28,363)	900	132,050
Other credit funds	European	97,545	86,368	(23,129)	4,723	165,507
Other credit funds	American	258	5	—	—	263
Total accrued carried interest		373,315	335,802	(120,695)	7,011	595,433
ARCC Part II Fees	Incentive	—	25,569	(25,569)	—	—
Other credit funds	Incentive	—	61,182	(61,182)	—	—
Total Credit Group		$373,315	$422,553	$(207,446)	$7,011	$595,433

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	1,179	858	2,090	5,788	14,891	5,155	29,961
Net new debt commitments	3,647	—	100	—	15,021	3,381	22,149
Capital reductions	(632)	—	—	—	(1,935)	(148)	(2,715)
Distributions	(98)	—	16	(633)	(1,832)	(1,452)	(3,999)
Redemptions	(295)	(270)	(211)	(1,221)	(168)	(300)	(2,465)
Change in fund value	(277)	181	264	593	3,356	190	4,307
Balance at 12/31/2021	$31,491	$3,632	$5,212	$17,424	$85,849	$49,102	$192,710
Average AUM(1)	$29,428	$3,193	$3,977	$15,255	$69,331	$46,439	$167,623

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$22,320	$3,492	$2,611	$7,571	$48,431	$26,118	$110,543
Acquisitions	2,693	—	—	—	—	—	2,693
Net new par/equity commitments	551	451	470	5,516	4,036	13,209	24,233
Net new debt commitments	2,406	—	—	—	4,002	1,119	7,527
Capital reductions	(121)	—	—	—	(144)	(166)	(431)
Distributions	(69)	—	(16)	(376)	(1,181)	(843)	(2,485)
Redemptions	(282)	(1,163)	(276)	(354)	(101)	—	(2,176)
Change in fund value	469	83	164	540	1,473	2,839	5,568
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Average AUM(1)	$25,312	$2,911	$2,703	$9,375	$51,548	$31,585	$123,434

(1) Represents a five-point average of quarter-end balances for each period.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $192.7	AUM: $145.5

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $11.8 billion and $9.0 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2021 and 2020, respectively and includes $0.9 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2021 and 2020.
Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	3,961	858	1,916	1,659	2,103	—	10,497
Subscriptions/deployment/increase in leverage	715	—	398	2,641	14,342	9,400	27,496
Capital reductions	(583)	—	(18)	—	(790)	(256)	(1,647)
Distributions	(51)	—	(83)	(646)	(3,469)	(1,381)	(5,630)
Redemptions	(295)	(267)	(206)	(1,092)	(143)	(721)	(2,724)
Change in fund value	(591)	180	250	(151)	1,748	(55)	1,381
Balance at 12/31/2021	$30,327	$3,632	$4,714	$8,742	$46,128	$23,847	$117,390
Average FPAUM(1)	$28,265	$3,192	$3,473	$7,670	$37,198	$20,805	$100,603

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2019	$21,458	$3,495	$2,144	$4,340	$27,876	$12,567	$71,880
Acquisitions	2,596	—	—	—	—	—	2,596
Commitments	3,364	438	468	469	491	—	5,230
Subscriptions/deployment/increase in leverage	15	13	91	2,282	6,892	4,316	13,609
Capital reductions	(139)	—	(59)	(227)	(934)	(301)	(1,660)
Distributions	(49)	—	(41)	(481)	(2,371)	(715)	(3,657)
Redemptions	(283)	(1,127)	(278)	(306)	(93)	(41)	(2,128)
Change in fund value	209	82	132	254	476	1,034	2,187
Change in fee basis	—	(40)	—	—	—	—	(40)
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Average FPAUM(1)	$24,510	$2,901	$2,193	$5,110	$29,653	$14,773	$79,140
							pa
(1) Represents a five-point average of quarter-end balances for each period.

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $117.4	FPAUM: $88.0

Invested capital	Market value(1)	Collateral balances (at par)

(1)Includes $27.4 billion and $20.7 billion from funds that primarily invest in illiquid strategies as of December 31, 2021 and 2020, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of December 31, 2021
ARCC contributed approximately 45% of the Credit Group’s total management fees for the year ended December 31, 2021. In addition, seven other significant funds, ACE III, ACE IV, ACE V, CADC, PCS, SDL and an open-ended secured finance fund, collectively contributed approximately 21% of the Credit Group’s management fees for the year ended December 31, 2021.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of December 31, 2021 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(3)	2004	$24,114	N/A	22.0	N/A	12.1	U.S. Direct Lending
CADC(4)	2017	3,129	N/A	8.9	N/A	6.7	U.S. Direct Lending
Open-ended secured finance fund(5)	2018	2,126	3.6	3.0	3.2	2.6	Alternative Credit

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
(5)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fees and other expenses from the gross returns on a monthly basis. This fund is a master/feeder structure and its AUM and returns include activity from its' investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. Dollars and are for the master fund, excluding the share class hedges. The year-to-date and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: 3.3% / 2.7% and 1.9% / 1.3%.

The following table presents the performance data of our significant drawdown funds as of December 31, 2021 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE III(7)	2015	$5,114	$2,822	$2,507	$1,023	$2,489	$3,512	1.5x	1.4x	11.9	8.6	European Direct Lending
PCS	2017	3,849	3,365	2,649	1,188	2,232	3,420	1.3x	1.2x	13.4	9.7	U.S. Direct Lending
Funds Deploying Capital
ACE IV Unlevered(8)	2018	10,654	2,851	2,399	315	2,421	2,736	1.2x	1.1x	8.9	6.4	European Direct Lending
ACE IV Levered(8)			4,819	4,008	697	4,195	4,892	1.3x	1.2x	13.3	9.7
SDL Unlevered	2018	5,826	922	740	131	689	820	1.1x	1.1x	9.7	7.3	U.S. Direct Lending
SDL Levered			2,045	1,641	445	1,531	1,976	1.3x	1.2x	18.9	14.1
ACE V Unlevered(9)	2020	15,445	7,026	2,097	16	2,205	2,221	1.1x	1.1x	13.4	10.2	European Direct Lending
ACE V Levered(9)			6,376	1,898	29	2,050	2,079	1.1x	1.1x	21.9	16.4

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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 12.8% and 9.5%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.6x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 10.4% and 7.5%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE IV (G) Levered are 14.6% and 10.6%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered. The gross and net MoIC presented in the chart are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Unlevered are inclusive of a Japanese yen denominated feeder fund, which has not been presented separately. Metrics for ACE V (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE V (G) Unlevered are 13.0% and 9.8%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 21.2% and 15.4%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate. IRRs are presented on a non-annualized basis.

Private Equity Group—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)

	2021	2020	$ Change	% Change
Management fees	$231,282	$221,160	$10,122	5%
Other fees	1,126	178	948	NM
Compensation and benefits	(92,485)	(90,129)	(2,356)	(3)
General, administrative and other expenses	(25,044)	(22,145)	(2,899)	(13)
Fee Related Earnings	$114,879	$109,064	5,815	5

NM - Not Meaningful

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):
Management fees increased primarily due to additional commitments and one-time catch up fees. Excluding one-time catch up fees of $2.5 million, management fees from ACOF VI increased by $62.1 million for the year ended December 31, 2021 compared to year ended December 31, 2020, offset by a decrease in management fees of $73.9 million from ACOF V due to the step down in fee rate and change in fee base from committed capital to invested capital in the first quarter of 2021 as a result of ACOF VI beginning to pay fees in the fourth quarter of 2020. Excluding one-time catch up fees of $4.0 million, management fees from ACIP increased by $11.4 million over the comparative period. Management fees from ASOF increased by $21.0 million from the prior period, driven by increased deployment.

The decrease in effective management fee rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the step down in fee rate to 0.75% for ACOF V, partially offset by increased deployment in ASOF that has a higher fee rate than the Private Equity Group’s average effective management fee rate.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.9 million, or 13%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. In connection with our fundraising efforts, placement fees increased by $4.6 million for the year ended December 31, 2021 when compared to the same period in 2020. The increase was primarily associated with new commitments to ASOF, ACOF VI and ACIP. Certain expenses have also increased during the current period, including professional service fees, information services and information technology to support the expansion of our business. Collectively, these expenses increased by $1.2 million for the year ended December 31, 2021 when compared to the same period in 2020.

There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased during the second half of 2021. We, however, recognized cost savings when comparing the years ended December 31, 2021 and 2020. For the three months ended March 31, 2020, our expenses reflected a pre-pandemic cost structure and are not comparable to the lower expenses incurred in our modified work environment during the three months ended March 31, 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services from the modified remote working environment, decreased by $0.8 million for the year ended December 31, 2021, when compared to the same period in 2020.

For the year ended December 31, 2020, we also recorded $1.6 million in costs associated with the launch of ACOF VI and ASOF.

Realized Income:
The following table presents the components of the Private Equity Group's RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Fee Related Earnings	$114,879	$109,064	$5,815	5%
Performance income—realized	171,637	392,635	(220,998)	(56)
Performance related compensation—realized	(137,576)	(315,905)	178,329	56
Realized net performance income	34,061	76,730	(42,669)	(56)
Investment income—realized	9,259	29,100	(19,841)	(68)
Interest and other investment income—realized	12,819	5,987	6,832	114
Interest expense	(8,811)	(8,186)	(625)	(8)
Realized net investment income	13,267	26,901	(13,634)	(51)
Realized Income	$162,207	$212,695	(50,488)	(24)

Realized net performance income and realized net investment income for the year ended December 31, 2021 was primarily attributable to realizations from monetization of ACOF IV’s investment in Farrow & Ball following the sale of the company and to realizations from partial sales of ACOF IV’s position in AZEK. Realized net investment income for the year ended December 31, 2021 was also attributable to the monetization of various assets in an infrastructure and power fund and a special opportunities fund, offset by a realized loss recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company.
Realized net performance income and realized net investment income for the year ended December 31, 2020 were primarily attributable to realizations from the sale of ACOF III's remaining position in Floor & Decor Holdings, Inc., from the partial sale of ACOF IV's position in AZEK and from the monetization of ACOF IV's investment in National Veterinary Associates, Valet Living and a healthcare services company. Realized net investment income for the year ended December 31, 2020 was also attributable to the monetization of an infrastructure and power fund's investment in a wind project. Realized net investment income for the year ended December 31, 2020 included realized losses from ACOF III and ACOF IV due to its investment in a luxury retailer undergoing a reorganization and from the corporate private equity continuation fund due to its investment in a retail portfolio company exacerbated by the impact of the COVID-19 pandemic on the sector.

Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of December 31,
	2021			2020
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$43,510	$34,808	$8,702	$55,022	$44,018	$11,004
ACOF IV	387,901	310,321	77,580	345,748	276,598	69,150
ACOF V	666,074	532,859	133,215	—	—	—
ACOF VI	73,261	58,608	14,653	2,624	2,099	525
ASOF	338,857	237,200	101,657	113,313	79,319	33,994
EIF V	62,592	46,787	15,805	54,086	40,429	13,657
Other funds	37,837	24,790	13,047	175	175	—
Total Private Equity Group	$1,610,032	$1,245,373	$364,659	$570,968	$442,638	$128,330

The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2020	Activity during the period			As of December 31, 2021
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF III	American	$55,022	$(5,320)	$(6,192)	$—	$43,510
ACOF IV	American	345,748	207,598	(165,445)	—	387,901
ACOF V	American	—	666,074	—	—	666,074
ACOF VI	American	2,624	70,637	—	—	73,261
ASOF	European	113,313	225,544	—	—	338,857
EIF V	European	54,086	8,506	—	—	62,592
Other funds	European	—	11,298	—	368	11,666
Other funds	American	175	25,996	—	—	26,171
Total Private Equity Group		$570,968	$1,210,333	$(171,637)	$368	$1,610,032

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2020	$18,233	$5,721	$3,485	$27,439
Net new par/equity commitments	1,554	4,876	1,769	8,199
Net new debt commitments	—	200	—	200
Capital reductions	(9)	—	—	(9)
Distributions	(3,613)	(670)	(933)	(5,216)
Change in fund value	5,474	1,638	435	7,547
Balance at 12/31/2021	$21,639	$11,765	$4,756	$38,160
Average AUM(1)	$20,375	$7,345	$3,889	$31,609

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2019	$18,406	$3,527	$3,233	$25,166
Net new par/equity commitments	3,964	1,800	425	6,189
Capital reductions	(11)	(125)	—	(136)
Distributions	(4,096)	(150)	(164)	(4,410)
Redemptions	(5)	—	—	(5)
Change in fund value	(25)	669	(9)	635
Balance at 12/31/2020	$18,233	$5,721	$3,485	$27,439
Average AUM(1)	$17,532	$4,753	$3,297	$25,582

(1) Represents a five-point average of quarter-end balances for each period.
The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $38.2	AUM: $27.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.4 billion and $1.1 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2021 and 2020, respectively.

Private Equity Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2020	$14,770	$2,723	$3,679	$21,172
Commitments	1,579	—	1,424	3,003
Subscriptions/deployment/increase in leverage	556	1,849	219	2,624
Distributions	(1,623)	(356)	(650)	(2,629)
Change in fund value	6	—	(1)	5
Change in fee basis	(2,815)	—	(175)	(2,990)
Balance at 12/31/2021	$12,473	$4,216	$4,496	$21,185
Average FPAUM(1)	$12,718	$3,388	$3,867	$19,973

	Corporate Private Equity	Special Opportunities	Infrastructure & Power	Total Private Equity Group
Balance at 12/31/2019	$11,968	$1,720	$3,352	$17,040
Commitments	3,838	—	400	4,238
Subscriptions/deployment/increase in leverage	38	1,547	—	1,585
Distributions	(584)	(544)	(68)	(1,196)
Change in fund value	(36)	—	—	(36)
Change in fee basis	(454)	—	(5)	(459)
Balance at 12/31/2020	$14,770	$2,723	$3,679	$21,172
Average FPAUM(1)	$12,357	$2,292	$3,436	$18,085

(1) Represents a five-point average of quarter-end balances for each period.
The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $21.2	FPAUM: $21.2

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of December 31, 2021

Three significant funds, ACOF V, ASOF and ACOF VI, collectively contributed approximately 62% of the Private Equity Group’s management fees for the year ended December 31, 2021.

The following table presents the performance data of our significant drawdown funds as of December 31, 2021($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ACOF V	2017	$9,285	$7,850	$7,381	$2,915	$8,528	$11,443	1.6x	1.4x	16.9	12.1	Corporate Private Equity
ASOF	2019	5,452	3,518	4,892	2,354	4,354	6,708	1.7x	1.5x	55.2	43.1	Special Opportunities
ACOF VI	2020	6,159	5,743	2,706	230	2,983	3,213	1.2x	1.1x	N/A	N/A	Corporate Private Equity

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
(3)For the corporate private equity, the gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds, the gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The gross MoICs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross MoIC would be 1.5x for ACOF V, 1.1x for ACOF VI, and 1.6x for ASOF.
(4)The net MoIC for ASOF is calculated at the fund-level. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable.
(5)For the corporate private equity, the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. The cash flow dates used in the gross IRR calculation are assumed to occur at month-end. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRRs would be 16.8% for ACOF V, "N/A" for ACOF VI, and 53.7% for ASOF.
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

Real Estate Group—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Fee Related Earnings:
The following table presents the components of the Real Estate Group's FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)

	2021	2020	$ Change	% Change
Management fees	$168,838	$97,680	$71,158	73%
Fee related performance revenues	51,399	827	50,572	NM
Other fees	12,982	974	12,008	NM
Compensation and benefits	(113,350)	(53,511)	(59,839)	(112)
General, administrative and other expenses	(20,762)	(12,251)	(8,511)	(69)
Fee Related Earnings	$99,107	$33,719	65,388	194

NM - Not Meaningful
Management Fees. The chart below presents Real Estate Group management fees and effective management fee rates ($ in millions):

$168.8
$3.5
$9.9
$40.5
$114.9
$97.7
$0.7
$2.9
$94.1
FY 2021
FY 2020
Effective management fee rate
0.95%
0.99%
Fees from funds in existence in both periods
Fees from Black Creek funds
One-time fees
Fees from funds launched during 2021
Fees from funds dissolved during 2020

Management fees increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the Black Creek Acquisition, additional commitments and one-time catch up fees. Excluding one-time catch up fees of $7.0 million, management fees from Ares European Property Enhancement Partners III, SCSp. (“EPEP III”) increased by $11.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding one-time catch up fees of $2.9 million, management fees from AREOF III increased by $3.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Management fees from real estate debt funds increased by $6.9 million for the period primarily due to the continued fundraising and subsequent deployment within these open-ended funds. Management fees included $2.0 million of one-time fees for the year ended December 31, 2020, driven by our Real Estate Group completing the sale of its stake in a 40-property pan-European logistics portfolio.

The decrease in effective management fee rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to deployment in real estate debt funds with effective management fee rates below 0.75% and to certain funds previously managed by Black Creek with effective management fee rates below 0.75%. The decrease in effective management fee rate is partially offset by an increase in management fees from real estate equity funds. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Fee Related Performance Revenues. Fee related performance revenues increased by $50.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to fee related performance revenues generated from the management contracts that we acquired from the Black Creek Group, including AREIT and AIREIT. In connection with the Black Creek Acquisition, we acquired the investment management contracts that entitle us to 100% of the incentive fees earned from AREIT and AIREIT. The purchase agreement stipulated that approximately 50% of the incentive fees earned from AREIT and AIREIT for the year ended December 31, 2021, representing those fees generated prior to the completion of the Black Creek Acquisition, are payable to the sellers. We presented the portion of the fees retained by us during the year ended December 31, 2021 within fee related performance revenues, which will increase to 100% in subsequent years.
Other Fees: Other fees increased by $12.0 million to $13.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase primarily represents fees that were generated under the investment management agreements that we acquired from Black Creek Group, including property-related fees, such as acquisition, development and property management.
Compensation and Benefits. Compensation and benefits increased by $59.8 million, or 112%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in salaries and benefits was primarily driven by (i) fee related performance compensation of $30.2 million and (ii) compensation and benefit expenses of $16.8 million associated with the investment and investment support professionals hired as part of the Black Creek Acquisition. The increase in salaries and benefits was also driven by headcount growth from the U.S. real estate equity team and by higher incentive compensation attributable to improved operating performance and margin expansion from scaling our business.
Average headcount for the year-to-date period increased by 68% to 170 investment and investment support professionals for the 2021 period from 101 professionals for the same period in 2020, including 60 professionals from the Black Creek Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $8.5 million, or 69%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change was principally driven by an increase in expenses of $3.4 million, primarily occupancy costs and information technology to support the expanding platform following the Black Creek Acquisition and travel, entertainment and marketing sponsorships expenses from the Black Creek Group. The increase was also driven by a non-recurring integration costs of $3.1 million and by an increase in placement fees of $1.1 million, primarily associated with new commitments to AREOF III and a real estate debt fund.
Realized Income:
The following table presents the components of the Real Estate Group's RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)

	2021	2020	$ Change	% Change
Fee Related Earnings	$99,107	$33,719	$65,388	194%
Performance income—realized	95,270	61,446	33,824	55
Performance related compensation—realized	(59,056)	(38,975)	(20,081)	(52)
Realized net performance income	36,214	22,471	13,743	61
Investment income—realized	4,687	3,146	1,541	49
Interest and other investment income—realized	5,947	4,056	1,891	47
Interest expense	(5,508)	(5,200)	(308)	(6)
Realized net investment income	5,126	2,002	3,124	156
Realized Income	$140,447	$58,192	82,255	141

Realized net performance income for the year ended December 31, 2021 was primarily attributable to performance revenues from a former Black Creek U.S. real estate equity fund generated by market appreciation of industrial assets and tax distributions from real estate equity funds driven by asset sales and operating income. Realized net performance income and realized net investment income for the year ended December 31, 2021 was also attributable to the sale of multiple properties held in U.S. real estate equity funds. Realized net investment income for the year ended December 31, 2021 also included distributions from real estate debt vehicles, driven by operating income during the period.
Realized net performance income and realized net investment income for the year ended December 31, 2020 was primarily attributable to the sale of a 40-property pan-European logistics portfolio held within multiple European real estate funds and to tax distributions from real estate equity funds. Realized net investment income for the year ended December 31, 2020 was also attributable to interest income generated in U.S. real estate equity and real estate debt funds.
Real Estate Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Estate Group. Accrued net performance income excludes net performance income realized but not yet received as of the reporting date ($ in thousands):

	As of December 31,
	2021			2020
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$88,112	$56,391	$31,721	$57,074	$36,527	$20,547
US IX	110,074	68,246	41,828	26,704	16,556	10,148
EF IV	70,600	42,361	28,239	55,829	33,498	22,331
EF V	69,946	48,962	20,984	—	—	—
AREOF III	24,204	14,523	9,681	—	—	—
Other real estate funds	105,845	65,596	40,249	61,962	38,535	23,427
Other fee generating funds(1)	3,777	—	3,777	2,786	—	2,786
Total Real Estate Group	$472,558	$296,079	$176,479	$204,355	$125,116	$79,239

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following table presents the change in accrued performance income for the Real Estate Group ($ in thousands):

		As of December 31, 2020	Activity during the period			As of December 31, 2021
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$57,074	$40,455	$(9,417)	$—	$88,112
US IX	European	26,704	83,370	—	—	110,074
EF IV	American	55,829	14,771	—	—	70,600
EF V	American	—	69,945	—	1	69,946
AREOF III	European	—	24,204	—	—	24,204
Other real estate funds	European	29,518	14,945	(7,587)	—	36,876
Other real estate funds	American	32,444	49,031	(12,598)	92	68,969
Other fee generating funds(1)	European	426	17	93	(536)	—
Other fee generating funds(1)	American	2,360	1,417	—	—	3,777
Total accrued carried interest		204,355	298,155	(29,509)	(443)	472,558
Other real estate funds	Incentive	—	65,761	(65,761)	—	—
Total Real Estate Group		$204,355	$363,916	$(95,270)	$(443)	$472,558

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Estate Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Estate Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$14,808
Acquisitions	13,719	—	—	13,719
Net new par/equity commitments	3,180	1,974	1,020	6,174
Net new debt commitments	1,134	203	3,334	4,671
Capital reductions	—	—	(311)	(311)
Distributions	(1,216)	(612)	(146)	(1,974)
Redemptions	(63)	—	(7)	(70)
Change in fund value	3,519	451	176	4,146
Balance at 12/31/2021	$24,677	$6,827	$9,659	$41,163
Average AUM(1)	$12,157	$5,724	$7,984	$25,865

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$3,793	$4,588	$4,826	$13,207
Net new par/equity commitments	854	699	710	2,263
Net new debt commitments	—	—	437	437
Capital reductions	—	—	(372)	(372)
Distributions	(314)	(820)	(78)	(1,212)
Change in fund value	71	344	70	485
Balance at 12/31/2020	$4,404	$4,811	$5,593	$14,808
Average AUM(1)	$4,142	$4,639	$5,399	$14,180

(1) Represents a five-point average of quarter-end balances for each period.

The components of our AUM for the Real Estate Group are presented below ($ in billions):

AUM: $41.2	AUM: $14.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.4 billion and $0.3 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2021 and 2020, respectively

Real Estate Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Estate Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2020	$3,659	$4,088	$2,505	$10,252
Acquisitions	7,155	—	—	7,155
Commitments	2,463	1,053	204	3,720
Subscriptions/deployment/increase in leverage	1,555	346	1,149	3,050
Capital reductions	—	—	(162)	(162)
Distributions	(484)	(332)	(319)	(1,135)
Redemptions	(63)	—	(23)	(86)
Change in fund value	1,539	(234)	162	1,467
Change in fee basis	(137)	(5)	—	(142)
Balance at 12/31/2021	$15,687	$4,916	$3,516	$24,119
Average FPAUM(1)	$8,277	$4,461	$3,051	$15,789

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Total Real Estate Group
Balance at 12/31/2019	$2,635	$3,792	$1,536	$7,963
Commitments	1,056	606	73	1,735
Subscriptions/deployment/increase in leverage	118	184	920	1,222
Capital reductions	—	(18)	(33)	(51)
Distributions	(112)	(331)	(77)	(520)
Change in fund value	—	241	86	327
Change in fee basis	(38)	(386)	—	(424)
Balance at 12/31/2020	$3,659	$4,088	$2,505	$10,252
Average FPAUM(1)	$3,337	$3,961	$1,941	$9,239

(1) Represents a five-point average of quarter-end balances for each period.

The charts below present FPAUM for the Real Estate Group by its fee basis ($ in billions):

FPAUM: $24.1	FPAUM: $10.2

Market value(1)	Capital commitments	Invested capital/other(2)

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.

Real Estate Group—Fund Performance Metrics as of December 31, 2021

Four significant funds, EF V, AREIT, AIREIT and an open-ended industrial real estate fund, collectively contributed approximately 37% of the Real Estate Group’s management fees for the year ended December 31, 2021.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Estate Group as of December 31, 2021 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
Open-ended industrial real estate fund(3)	2017	$5,063	43.2	35.9	28.6	23.5	U.S. Real Estate Equity
AREIT(4)	2012	3,777	N/A	13.8	N/A	7.4	U.S. Real Estate Equity
AIREIT(5)	2017	5,183	N/A	29.7	N/A	11.3	U.S. Real Estate Equity

(1)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.
(2)Since inception returns are annualized.
(3)Gross returns do not reflect the deduction of management fees, incentive fees, as applicable, or other expenses. Net returns are calculated by subtracting the applicable management fees, incentive fees, as applicable and other expenses from the gross returns on a quarterly basis.
(4)Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. The inception date used in the calculation of the since inception return is the date in which the first shares of common stock were sold after converting to a NAV-based REIT. Additional information related to AREIT can be found in its financial statements filed with the SEC, which are not part of this report.
(5)Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to AIREIT can be found in its financial statements filed with the SEC, which are not part of this report.

The following table presents the performance data of our significant drawdown fund as of December 31, 2021 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
EF V(7)	2018	$2,282	$1,968	$1,105	$411	$1,178	$1,589	1.4x	1.2x	23.4	15.8	European Real Estate Equity

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
(7)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net MoIC and IRR presented in the chart is for the Euro denominated parallel fund. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.4x and 1.3x, respectively. The gross and net IRR for the U.S. Dollar denominated parallel fund are 23.4% and 17.0%, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Secondary Solutions Group—Year Ended December 31, 2021

The following table presents the components of the Secondary Solutions Group's FRE and RI ($ in thousands):

For the period June 2, 2021 through December 31, 2021
Management fees	$97,945
Compensation and benefits	(25,215)
General, administrative and other expenses	(6,862)
Fee Related Earnings	$65,868
Realized net performance income	21
Realized net investment income	1,444
Realized Income	$67,333
Secondary Solutions Group—Management Fees
The activity for the period presented represents management fees recognized since the closing of the Landmark Acquisition on June 2, 2021. The effective management fee rate for the period from June 2, 2021 through December 31, 2021 was 0.90%.

Secondary Solutions Group—Performance Income
In the Secondary Solutions Group, we are entitled to carried interest from the funds with closings subsequent to the completion of the Landmark Acquisition and to carried interest we acquired through the purchase of an ownership interest in certain Landmark GP Entities. The following table presents accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondary Solutions Group ($ in thousands):

	As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$159,490	$135,566	$23,924
LREP VIII	80,772	68,656	12,116
Other fee generating funds	58,013	49,108	8,905
Total Secondary Solutions Group	$298,275	$253,379	$44,896

The following table presents the change in accrued carried interest for the Secondary Solutions Group ($ in thousands):

		Opening balance as of June 2, 2021	Activity during the period		As of December 31, 2021
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
LEP XVI	European	$37,281	$122,209	$—	$159,490
LREP VIII	European	24,398	56,374	—	80,772
Other fee generating funds	European	15,146	42,867	—	58,013
Total Secondary Solutions Group		$76,825	$221,450	$—	$298,275

Secondary Solutions Group—Assets Under Management

The table below presents the rollforward of AUM for the Secondary Solutions Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	12,275	5,641	1,597	19,513
Net new par/equity commitments	1,571	760	—	2,331
Distributions	(1,860)	(421)	(25)	(2,306)
Change in fund value	1,847	682	52	2,581
Balance at 12/31/2021	$13,833	$6,662	$1,624	$22,119
Average AUM(1)	$13,021	$5,840	$1,602	$20,463

(1) Represents the average calculated using AUM on the date of the Landmark Acquisition and on each subsequent quarter-end.
The components of our AUM for the Secondary Solutions Group are presented below ($ in billions):

AUM: $22.1

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.5 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2021.

Secondary Solutions Group—Fee Paying AUM
The table below presents the rollforward of fee paying AUM for the Secondary Solutions Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	10,740	4,928	1,171	16,839
Commitments	813	539	—	1,352
Subscriptions/deployment/increase in leverage	95	11	10	116
Distributions	(142)	(114)	(8)	(264)
Change in fund value	191	56	15	262
Change in fee basis	90	(31)	—	59
Balance at 12/31/2021	$11,787	$5,389	$1,188	$18,364
Average FPAUM(1)	$11,117	$5,034	$1,178	$17,329

(1) Represents the average calculated using FPAUM on the date of the Landmark Acquisition and on each subsequent quarter-end.
The chart below presents FPAUM for the Secondary Solutions Group by its fee basis ($ in billions):

FPAUM: $18.3

Capital commitments	Market value(1)	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondary Solutions Group—Fund Performance Metrics as of December 31, 2021

Secondary Solutions includes three significant funds, Landmark Equity Partners XV, L.P. (“LEP XV”), LEP XVI and LREP VIII, that collectively contributed approximately 64% of the Secondary Solutions Group’s management fees for the year ended December 31, 2021.
The following table presents the performance data of our significant drawdown funds as of December 31, 2021($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
LEP XV(7)	2013	$2,183	$3,250	$2,627	$2,157	$1,716	$3,873	1.6x	1.5x	20.4	14.9	Private Equity Secondaries
Funds Deploying Capital
LEP XVI(7)	2016	5,712	4,896	2,211	667	3,154	3,821	1.9x	1.7x	67.5	43.9	Private Equity Secondaries
LREP VIII(7)	2016	3,706	3,300	1,581	837	1,383	2,220	1.6x	1.4x	30.5	20.8	Real Estate Secondaries

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

Strategic Initiatives—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Fee Related Earnings:
The following table presents the components of Strategic Initiatives’ FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Management fees	$66,604	$26,587	$40,017	151%
Other fees	82	152	(70)	(46)
Compensation and benefits	(26,673)	(6,442)	(20,231)	NM
General, administrative and other expenses	(7,778)	(2,926)	(4,852)	(166)
Fee Related Earnings	$32,235	$17,371	14,864	86

NM - Not Meaningful
Management Fees. The chart below presents Strategic Initiatives management fees and effective management fee rates ($ in millions):
Management fees increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the full annual impact of the SSG Acquisition which closed at the beginning of the third quarter of 2020. In addition, the increase was driven by the acquisition of Aspida Life Re that occurred late in the fourth quarter of 2020 and by $3.6 million as a result of additional commitments to SLO III.
The decrease in effective management fee rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by the acquisition of Aspida Life Re that occurred in the fourth quarter of 2020. The insurance strategy has an effective management fee rate of 0.30% and is driving the decrease in the overall effective management fee rate.

Compensation and Benefits. Compensation and benefits increased by $20.2 million to $26.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in salaries and benefits for the year ended December 31, 2021 when compared to the same period in 2020 was primarily driven by (i) the full impact of the SSG Acquisition which closed at the beginning of the third quarter of 2020 and (ii) the insurance platform which has been included within Strategic Initiatives subsequent to the acquisition of Aspida Life Re in the fourth quarter of 2020. The increase in salaries and benefits for the year ended December 31, 2021 also included $1.6 million of non-recurring compensation expense.

The increase in salaries and benefits for the year ended December 31, 2021 was also driven by headcount growth across the Asian special situations, Asian secured lending and insurance strategies. Average headcount for the year-to-date period increased by 167% to 48 investment and investment support professionals for the 2021 period from 18 professionals for the same period in 2020.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $4.9 million, or 166%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to the full impact of the SSG Acquisition which closed at the beginning of the third quarter of 2020.
Realized Income:

The following table presents the components of the Strategic Initiatives RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Fee Related Earnings	$32,235	$17,371	$14,864	86%
Performance income—realized	4	—	4	NM
Performance related compensation—realized	(2)	—	(2)	NM
Realized net performance income	2	—	2	NM
Investment income—realized	13	13	—	—
Interest and other investment income (loss)—realized	3,948	996	2,952	296
Interest expense	(13,031)	(1,465)	(11,566)	NM
Realized net investment loss	(9,070)	(456)	(8,614)	NM
Realized Income	$23,167	$16,915	6,252	37

NM - Not Meaningful
Realized net investment loss for the years ended December 31, 2021 and 2020 was primarily attributable to interest expense allocations based on the cost basis of investments. The activity for the year ended December 31, 2021 also included realized net investment income attributable to distributions from an investment vehicle that manages a portfolio of non-performing loans.

Strategic Initiatives—Assets Under Management
The tables below present rollforwards of AUM for the Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2020	$5,154	$1,864	$2,243	$—	$9,261
Net new par/equity commitments(1)	818	620	(295)	1,000	2,143
Distributions	(93)	(12)	(130)	—	(235)
Change in fund value	360	(16)	110	—	454
Balance at 12/31/2021	$6,239	$2,456	$1,928	$1,000	$11,623
Average AUM(2)	$5,382	$2,229	$1,986	$800	$10,397

	Asian Special Situations	Asian Secured Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2019	$—	$—	$—	$—	$—
Acquisitions	5,220	1,651	2,243	—	9,114
Net new par/equity commitments	—	205	—	—	205
Distributions	(207)	—	—	—	(207)
Change in fund value	141	8	—	—	149
Balance at 12/31/2020	$5,154	$1,864	$2,243	$—	$9,261
Average AUM(3)	$5,157	$1,786	$2,243	$—	$9,186

(1) Insurance includes the reversal of prior period commitments that were reallocated to other investment strategies and are sub-advised by Ares vehicles.
(2) Represents a five-point average of quarter-end balances for each period.
(3) Represents average calculated using Ares SSG’s AUM on the date of the SSG Acquisition and on each subsequent quarter-end, and the average using Ares Insurance
Solutions’ AUM on the date of the acquisition of Aspida Life Re and the subsequent quarter-end

The components of our AUM for the Strategic Initiatives are presented below ($ in billions):

AUM: $11.6	AUM: $9.3

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.2 billion and $0.1 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2021 and 2020.

Strategic Initiatives—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2020	$3,614	$739	$2,243	$6,596
Commitments	—	—	(130)	(130)
Subscriptions/deployment/increase in leverage	1,070	697	(90)	1,677
Capital reductions	(259)	(121)	—	(380)
Distributions	(820)	(181)	(150)	(1,151)
Change in fund value	—	(19)	194	175
Balance at 12/31/2021	$3,605	$1,115	$2,067	$6,787
Average FPAUM(1)	$3,659	$961	$2,084	$6,704

	Asian Special Situations	Asian Secured Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2019	$—	$—	$—	$—
Acquisition	3,615	568	2,243	6,426
Subscriptions/deployment/increase in leverage	346	370	—	716
Capital reductions	(25)	—	—	(25)
Distributions	(273)	(199)	—	(472)
Change in fee basis	(49)	—	—	(49)
Balance at 12/31/2020	$3,614	$739	$2,243	$6,596
Average FPAUM(2)	$3,600	$675	$2,243	$6,518

(1) Represents a five-point average of quarter-end balances for each period.
(2) Represents average calculated using Ares SSG’s FPAUM on the date of the SSG Acquisition and on each subsequent quarter-end, and the average using Ares Insurance
Solutions’ FPAUM on the date of the acquisition of Aspida Life Re and the subsequent quarter-end

The charts below present FPAUM for the Strategic Initiatives by its fee basis ($ in billions):

FPAUM: $6.8	FPAUM: $6.6

Market value	Capital commitments	Invested capital/other

Strategic Initiatives—Fund Performance Metrics as of December 31, 2021
Strategic Initiatives includes one significant fund, SSG Capital Partners V, L.P. (“SSG Fund V”), that contributed approximately 35% of the management fees reported in Strategic Initiatives for the year ended December 31, 2021.
The following table presents the performance data of our significant drawdown fund as of December 31, 2021 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
SSG Fund V	2018	$2,121	$1,878	$1,702	$945	$994	$1,939	1.2x	1.1x	41.7	24.4	Asian Special Situations

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

Operations Management Group—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)

	2021	2020	$ Change	% Change
Other fees	$8,478	$—	$8,478	NM
Compensation and benefits	(226,725)	(155,979)	$(70,746)	(45)
General, administrative and other expenses	(100,645)	(80,778)	(19,867)	(25)
Fee Related Earnings	$(318,892)	$(236,757)	(82,135)	(35)

NM - Not Meaningful
Other Fees. Other fees of $8.5 million for the year ended December 31, 2021 represents fees earned through AWMS primarily for the sale and distribution of our non-traded REITs, net of amounts reallowed to participating broker-dealers. The fees earned include trade-based fees and dealer manager fees, as well as distribution-related fees that we earn following the Black Creek Acquisition.

Compensation and Benefits. Compensation and benefits increased by $70.7 million, or 45%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by (i) the headcount growth from the Black Creek Acquisition and Landmark Acquisition, (ii) the expansion of our strategy and relationship management teams to support global fundraising, and (iii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives. In connection with the sale and distribution of shares in our non-traded REITs, we incurred employee commission expense of $10.2 million during the year ended December 31, 2021. The increase in compensation and benefits was further driven by the increase in payroll related taxes of $6.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily attributable to the vesting of non-recurring equity compensation awards.
Average headcount for the year-to-date period increased by 33% to 925 operations management professionals from 695 professionals for the same period in 2020. Average headcount for our operations management professionals increased by 122 professionals from the Landmark Acquisition and Black Creek Acquisition, including the increase from AWMS. Average headcount also increased by 46 to support the expansion of our team in India and by 25 in connection with the SSG Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $19.9 million, or 25%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change included an increase in general, administrative and other expenses of $4.2 million from the Landmark Acquisition and Black Creek Acquisition for the year ended December 31, 2021. The impact from the acquisitions has been excluded from the discussion below.
Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business, despite the temporary cost savings recognized with our transition to a modified remote working environment. Collectively, these expenses increased by $4.5 million for the year ended December 31, 2021 when compared to the same period in 2020. The increase was also driven by higher professional service fees, recruiting fees and insurance costs of $5.0 million for the year ended December 31, 2021, largely to support the expanding platform. The year ended December 31, 2021 also included a $3.0 million charitable contribution to the AltFinance program that launched in the second quarter of 2021. AltFinance is an initiative designed to diversify the alternative investment industry by attracting, training and providing career opportunities for college students attending historically black colleges and universities, and we expect to make annual charitable contributions of $3.0 million for at least the next 10 years to the initiative.
There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events increased by $0.4 million for the year ended December 31, 2021 when compared to the same period in 2020.
Realized Income:
The following table presents the components of the OMG's RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)

	2021	2020	$ Change	% Change
Fee Related Earnings	$(318,892)	$(236,757)	$(82,135)	(35)%
Investment loss—realized	—	(5,698)	5,698	100
Interest and other investment income (loss)—realized	226	(739)	965	NM
Interest expense	(536)	(1,335)	799	60
Realized net investment loss	(310)	(7,772)	7,462	96
Realized Income	$(319,202)	$(244,529)	(74,673)	(31)

NM - Not Meaningful
Realized net investment loss for the year ended December 31, 2020 was primarily driven by a realized loss associated with the sale of a non–core insurance-related investment.

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

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of December 31, 2021, our cash and cash equivalents were $343.7 million, and we had $415.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of December 31, 2021. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
We expect that our primary liquidity needs will continue to be to (1) provide capital to facilitate the growth of our existing investment management businesses, (2) fund our investment commitments, (3) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management businesses as well as other strategic growth initiatives, (4) pay operating expenses, including cash compensation to our employees, and make payments under the tax receivable agreement (“TRA”), (5) fund capital expenditures, (6) service our debt, (7) pay income taxes, (8) make dividend payments to our Class A and non-voting common stockholders in accordance with our dividend policy and (9) pay distributions to AOG unitholders.
In the normal course of business, we expect to pay dividends to our Class A and non-voting common stockholders that are aligned with our expected fee related earnings after an allocation of current taxes paid. For the purposes of determining this amount, we allocate the current taxes paid to FRE and to realized incentive and investment income in a manner that may be disproportional to earnings generated by these metrics and the actual taxes paid on these metrics should they be considered separately. Additionally, our methodology uses the tax benefits from certain expenses that are not included in these non-GAAP metrics, such as equity-based compensation from the vesting of restricted units and the exercise of stock options and from the amortization of intangible assets, among others. We allocate the taxes by multiplying the statutory tax rate currently in effect by our realized performance and net investment income and removing this amount from total current taxes. This remainder is the amount that we allocate to FRE. We use this method to allocate the current provision for income taxes to approximate the amount of cash that is available to pay dividends to our shareholders. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all.
The final dividend was paid to our Series A Preferred stockholders in connection with the redemption on June 30, 2021.
Our ability to obtain debt financing and complete stock offerings provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period, see “Cash Flows” within this section and “Note 8. Debt” and “Note 15. Equity and Redeemable Interest” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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

Cash Flows
We consolidate funds where we are deemed to hold a controlling interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' rights and the creation or termination of funds. The consolidation of these funds had no effect on cash flows attributable to us for the periods presented. As such, we evaluate the activity of the Consolidated Funds and the eliminations resulting from consolidation separately. The following tables and discussion summarize our consolidated statements of cash flows by activities attributable to the Company and to our Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 17. Consolidation” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
($ in thousands)	2021	2020
Net cash provided by operating activities	$300,755	$281,204
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(2,896,800)	(706,863)
Net cash used in operating activities	(2,596,045)	(425,659)
Net cash used in the Company's investing activities	(1,084,633)	(136,764)
Net cash provided by the Company's financing activities	600,698	239,736
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	2,902,927	704,159
Net cash provided by financing activities	3,503,625	943,895
Effect of exchange rate changes	(19,104)	19,956
Net change in cash and cash equivalents	$(196,157)	$401,428

Operating Activities
In the table below cash flows from operations has been summarized to present (i) cash generated from our core operating activities, primarily consisting of profits generated principally from management fees and fee related performance revenues after covering for operating expenses and fee related performance compensation, (ii) net realized performance income and (iii) net cash from investment related activities including purchases, sales and net realized investment income. We generated meaningful cash flow from operations in each period presented. Although cash generated from our core operating activities increased when compared to the prior year, net purchases associated with our investment portfolio, which represent a use of cash, also increased when compared to the prior year period.

	Year ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Core operating activities	$537,141	$322,341	$214,800	67%
Net realized performance income	19,421	95,701	(76,280)	(80)
Net cash used in investment related activities	(255,806)	(136,841)	(118,965)	87
Net cash provided by operating activities	$300,756	$281,201	19,555	7
Net cash used in the Consolidated Funds’ operating activities continues to be principally attributable to net purchases of investment securities by recently launched funds during both years.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.

Investing Activities

	Year ended December 31,
	2021	2020
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(27,226)	$(15,942)
Acquisitions, net of cash acquired	(1,057,407)	(120,822)
Net cash used in investing activities	$(1,084,633)	$(136,764)

Net cash used in the Company's investing activities was principally composed of cash used to complete the Landmark Acquisition and Black Creek Acquisition in the current year and cash used to complete the SSG Acquisition and to purchase CLO collateral management agreements from Crestline Denali Capital LLC in the prior year. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and expanding our global presence.

Financing Activities

	Year ended December 31,
	2021	2020
Net proceeds from issuance of Class A and non-voting common stock	$827,430	$383,154
Net borrowings of Credit Facility	415,000	(70,000)
Proceeds from issuance of senior and subordinated notes	450,000	399,084
Class A and non-voting common stock dividends	(324,306)	(231,446)
AOG unitholder distributions	(269,200)	(215,334)
Series A Preferred Stock dividends	(10,850)	(21,700)
Redemption of Series A Preferred Stock	(310,000)	—
Stock option exercises	37,216	92,877
Taxes paid related to net share settlement of equity awards	(226,101)	(95,368)
Other financing activities	11,509	(1,531)
Net cash provided by the Company's financing activities	$600,698	$239,736

Net cash provided by the Company’s financing activities for the year ended December 31, 2021 was principally composed of net proceeds from the public offering of Class A common stock, a private offering of Class A common stock and non-voting common stock to SMBC and the issuance of the 2051 Subordinated Notes. A portion of the proceeds were used to redeem the Series A Preferred Stock. As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and of distributions paid to AOG unitholders.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee’s withholding tax liabilities and pay the taxes on their behalf. This use of cash increased from the prior period primarily as a result of our appreciating stock price, which is the basis on which employee compensation is recognized. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the years ended December 31, 2021 and 2020, we retained and did not issue 3.8 million shares and 2.5 million shares, respectively.

Net cash provided by the Company’s financing activities for year ended December 31, 2020 was principally composed of net proceeds from the issuance of the 2030 Senior Notes to provide additional liquidity at a reduced cost of capital in response to the uncertainty caused by the COVID-19 pandemic and to leverage our growth in future periods. A portion of these proceeds was used to repay revolving borrowings under our Credit Facility. In addition, net cash provided by the Company’s financing activities includes cash proceeds from the private offering of Class A common stock to SMBC. These proceeds were partially offset by cash used to pay higher dividends and distributions to Class A common stockholders and AOG unitholders, respectively.

	Year ended December 31,
	2021	2020
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$1,033,644	$132,430
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(98,897)	(251,507)
Borrowings under loan obligations by Consolidated Funds	2,048,932	1,013,291
Repayments under loan obligations by Consolidated Funds	(80,752)	(190,055)
Net cash provided by the Consolidated Funds' financing activities	$2,902,927	$704,159
Net cash provided by the Consolidated Funds’ financing activities for the year ended December 31, 2021 was principally attributable to contributions from shareholders in the initial public offering of the SPAC and to the borrowings of three newly issued CLOs.
Net cash provided by the Consolidated Funds’ financing activities for the year ended December 31, 2020 was principally attributable to the borrowings of two newly issued CLOs.
Capital Resources
We intend to use a portion of our available liquidity to pay cash dividends to our Class A and non-voting common stockholders on a quarterly basis in accordance with our dividend policy. Our ability to make cash dividends is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us and other relevant factors.

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities and certain subsidiaries operating outside the U.S. These net capital requirements in the U.S. are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2021, we were required to maintain approximately $39.1 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $100.5 million and $62.5 million as of December 31, 2021 and 2020, respectively. In 2021, there were exchanges of approximately 2.5 million of AOG Units for shares of our Class A common stock and we recognized deferred tax benefits of $46.1 million, which increased additional paid in capital by $6.9 million and our TRA liability by $39.2 million. The TRA liability also decreased by $1.2 million primarily due to a cash payment made from the realized tax benefit for the 2020 tax year.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see "Note 8. Debt,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Series A Preferred Stock
The Series A Preferred Stock was redeemed in full on June 30, 2021. For a discussion of our equity, including the redemption of our Series A Preferred Stock, see “Note 15. Equity and Redeemable Interest,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

Fair Value Measurement

GAAP establishes a hierarchical disclosure framework prioritizing the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or where fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

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

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. See “Note 6. Fair Value,” to our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. For business combinations accounted for under the acquisition method, including the fair value of certain elements of contingent consideration as of the acquisition date over the fair value of net assets acquired is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recognized as a bargain purchase gain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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
See “Note 14. Equity Compensation,” to our audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion and activity of these awards.

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

Contractual Obligations, Commitments and Contingencies and Other Arrangements
In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, capital commitments to funds, indemnifications and potential contingent repayment obligations. The following table sets forth our contractual obligations and capital commitments of the Company and of the Consolidated Funds as of December 31, 2021 ($ in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
The Company:
Operating lease obligations(1)	$44,128	$76,009	$63,173	$39,245	$222,555
Debt obligations payable(2)	—	247,979	415,000	840,730	1,503,709
Capital lease obligations	624	325	11	1	961
Interest obligations on debt(3)	43,030	86,060	64,951	500,323	694,364
Other long-term obligations(4)	1,789	1,416	—	—	3,205
Capital commitments(5)	677,259	—	—	—	677,259
Subtotal	766,830	411,789	543,135	1,380,299	3,102,053
Consolidated Funds:
Debt obligations payable	71,500	56,271	1,007,594	10,027,107	11,162,472
Interest obligations on debt(3)	198,593	394,747	383,414	784,835	1,761,589
Capital commitments of Consolidated Funds(5)	1,206,144	—	—	—	1,206,144
	$2,243,067	$862,807	$1,934,143	$12,192,241	$17,232,258

(1)The table includes future minimum commitments for our operating leases, including short-term leases that are not recorded as operating lease liabilities. Office space, computer and communication equipment are leased under agreements with expirations ranging from one-year contracts to lease commitments through 2033. Rent expense includes only base contractual rent.
(2)Debt obligations include $650.0 million of senior notes and $450.0 million of subordinated notes, net of unamortized discount, and outstanding balance under the Credit Facility as of December 31, 2021.
(3)Interest obligations reflect future interest payments on outstanding debt obligations with stated interest rates.
(4)Represents payment obligations with respect to long-term service contracts entered into by the Company.
(5)Represents commitments to fund certain investments. These amounts are generally due on demand and are therefore presented as obligations payable in less than one-year.

We entered into a TRA with the TRA Recipients that requires us to pay them 85% of any cash tax savings, if any, realized by AMC from any step-up in tax basis resulting from an exchange of Ares Operating Group Units for shares of our Class A common stock or, at our option, for cash. Because the timing of amounts to be paid under the TRA cannot be determined, this contractual commitment has not been presented in the table above. The cash tax savings, if any, achieved may not ensure that we have sufficient cash available to pay this liability, and we may be required to incur additional debt to satisfy this liability.
For further discussion of our capital commitments, indemnification arrangements and contingent obligations, see “Note 10. Commitments and Contingencies,” to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment adviser to our investment funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, carried interest, incentive fees and investment income.
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
For the year ended December 31, 2021, the fund management fees that were recognized from open-ended funds in liquid credit strategies with fees subject to change based upon fluctuations in market values were approximately 4%. As such, a hypothetical 10% decrease in fair value of our managed funds’ investments as of December 31, 2021 would not have a material impact on our management fees.

Effect on Carried Interest and Incentive Fees
We earn carried interest and incentive fees from certain of our funds when such funds achieve specified performance criteria. Our carried interest and incentive fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact, including, but not limited to, the following :
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
As a result, the impact of changes in market risk factors on carried interest and incentive fees will vary widely from fund to fund. An overall increase of 10% in the general equity markets would not necessarily drive the same impact on our funds’ ability to generate income or its asset valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest and incentive fees are paid to employees as performance related compensation, the overall net impact to our income would be mitigated by lower compensation payments.

See “Note 10. Commitments and Contingencies,” to our audited consolidated financial statements included in this Annual Report on Form 10-K for discussion on amount of carried interest, net of tax distributions, subject to contingent repayment if we assumed all existing investments were worthless.

Effect on Investment Income

An investment gain (loss) is realized when we redeem all or a portion of our investment or when we receive cash income, such as interest or dividends. Unrealized investment gain (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized appreciation (depreciation) at the time an investment is realized.
Changes in the fair values of our funds’ investments directly impact unrealized principal investment income and unrealized gains on investments. A hypothetical incremental 10% decrease in the fair value of our investments as of December 31, 2021 would result in declines in principal investment income and unrealized gains on investments of $94.6 million and $32.7 million, respectively.

Exchange Rate Risk
We and our funds hold investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between those currencies and the U.S. dollar. Movements in the exchange rate between currencies impact the management fees, carried interest and incentive fees earned by funds with fee paying AUM denominated in foreign currencies as well as by funds with fee paying AUM denominated in U.S. dollars that hold investments denominated in foreign currencies. Additionally, movements in the exchange rate impact operating expenses for our global offices that transact in foreign currencies and the revaluation of assets and liabilities denominated in non-functional currencies, including cash balances and investments.
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
A portion of our management fees, carried interest, incentive fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that as of December 31, 2021 a hypothetical 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would not result in a material change to management fees, carried interest, incentive fees or investments for the year ended December 31, 2021, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Interest Rate Risk
Our Credit Facility provides a $1.090 billion revolving line of credit with the ability to upsize to $1.35 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of March 31, 2026. The Credit Facility bears interest at a variable rate based on either LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with our underlying credit agency rating. Currently, base rate loans bear interest calculated based on the base rate plus 0.125% and the LIBOR rate loans bear interest calculated based on LIBOR rate plus 1.125%. Our unused commitment fee is 0.10% per annum. As of December 31, 2021, we had $415.0 million borrowings outstanding under the Credit Facility.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management has excluded the acquisitions of Black Creek Group (“Black Creek”) and Landmark Partners, LLC (“Landmark”) from its assessment of internal control over financial reporting as the acquisitions were completed during 2021, and Black Creek and Landmark did not have a material effect on the Company’s financial condition, results of operations or cash flows in 2021. Black Creek and Landmark constituted 2.6% of total assets of the Company as of December 31, 2021 and 13.2% of revenues for the year then ended. Management expects to include Black Creek and Landmark in the assessment of internal control over financial reporting and audit of internal control over financial reporting for 2022. See Note 3, “Business Combinations,” to our consolidated financial statements included in this Annual Report on Form 10‑K for pro forma information on Landmark 2021 operating results.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Ares Management Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Management Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Ares Management Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Black Creek Group (“Black Creek”) and Landmark Partners, LLC (“Landmark”), which are included in the 2021 consolidated financial statements of the Company and constituted 2.6% of total assets as of December 31, 2021 and 13.2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Black Creek and Landmark.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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
February 28, 2022

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues in 2021 (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Bank Saderat Plc on November 24, 2021 and terminated its contract with Persia International Bank Plc on December 31, 2021. Daisy has given notice of termination of its contract with Melli Bank Plc, and such contract terminated on February 26, 2022. Following termination of the contracts, Daisy has not engaged and does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat Plc.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

PART IV.

Item 15. Exhibits, Financial Statement Schedules
(a)Documents Filed with Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(b)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amendment and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 5, 2021).
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.1*	Description of Ares Management Corporation's Securities.
4.2	Indenture dated as of October 8, 2014 among Ares Finance Co. LLC, Ares Management, L.P., Ares Holdings Inc., Ares Domestic Holdings Inc., Ares Real Estate Holdings LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.3	First Supplemental Indenture dated as of October 8, 2014 among Ares Finance Co. LLC, Ares Management, L.P., Ares Holdings Inc., Ares Domestic Holdings Inc., Ares Real Estate Holdings LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.4	First Amendment, dated as of August 7, 2015, to the First Supplemental Indenture, dated October 8, 2014, to the indenture, dated October 8, 2014, among Ares Finance Co. LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 7, 2015).
4.5	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.6	Form of 7.00% Series A Preferred Stock Certificate (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.7	Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).

Exhibit No.	Description
4.8	First Supplemental Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.9	Form of 3.250% Senior Note due 2030 (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.10	Indenture dated as of June 30, 2021 among Ares Finance Co. III LLC, Ares Holdings L.P., Ares
Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC and
U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).
4.11	Form of 4.125% Senior Note due 2051 (included in Exhibit 4.10 hereto) (incorporated by reference to
Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).
10.1	Fourth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated April 1, 2021.
10.2	Investor Rights Agreement.
10.3	Third Amended & Restated 2014 Equity Incentive Plan.
10.4	Fifth Amended and Restated Exchange Agreement, dated April 1, 2021.
10.5	Third Amended and Restated Tax Receivable Agreement, dated April 1, 2021.
10.6	Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 28, 2014).
10.7	Amendment No. 1, dated as of July 15, 2014, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.8	Amendment No. 2, dated as of September 24, 2014, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.9	Amendment No. 3, dated as of July 23, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on July 28, 2015).
10.10	Amendment No. 4, dated as of August 5, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on August 7, 2015).
10.11	Amendment No. 5, dated as of December 16, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on December 21, 2015).
10.12	Amendment No. 6, dated as of May 23, 2016, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).
10.13	Amendment No. 7, dated as of February 24, 2017, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).

Exhibit No.	Description
10.14	Amendment No. 8, dated as of March 21, 2019, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 26, 2019).
10.15	Amendment No. 9, dated as of March 30, 2020, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 1, 2020).
10.16	Amendment No. 10, dated as of March 31, 2021, to the Sixth Amended and Restated Credit Agreement,
dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit
10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 2, 2021).
10.17	Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 16, 2014).
10.18	Second Amended and Restated Investment Advisory and Management Agreement, dated June 6, 2019, between Ares Capital Corporation and Ares Capital Management LLC (incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 6, 2019).
10.19	Form of Indemnification Agreement. #
10.20	Form of Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018). #
10.21	Form of Option Agreement under the Second Amended & Restated 2014 Equity Incentive Plan. #
10.22	Form of Phantom Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan. #
10.23	Form of ARCC Incentive Fee Award (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333-194919) filed with the SEC on April 11, 2014).
10.24	Form of Amended and Restated Limited Partnership Agreement of Carry Vehicles (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.25	Form of Supplemental Award Agreement for Carried Interest (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.26	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.27	Form of Deferred Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018). #
10.28	Form of Director Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018). #
10.29	Restricted Unit Agreement, dated as of July 31, 2018, by and between Michael J Arougheti and Ares Management, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on August 6, 2018). #
10.30	Stock Purchase Agreement, dated July 9, 2019, between Aspida Holdco, LLC and GBIG Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File 001-36429) filed with the SEC on July 9, 2019).
10.31	Share Purchase Agreement, dated March 27, 2020, between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File 001-36429) filed with the SEC on March 30, 2020).
10.32	Investor Rights Agreement, dated March 31, 2020, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation.

Exhibit No.	Description
10.33	Form of Executive Officer Time-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021)
10.34	Form of Executive Officer Performance-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021).
10.35	Form of Indemnification Agreement.
10.36	Share Purchase Agreement, dated April 5, 2021, by and between Ares Management Corporation and
Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 1.2 to the Registrant's Current Report on 8-K (File No. 001-36429) filed with SEC on April 8,2021).
10.37*	Nomination Agreement, dated February 23, 2022, by and between Ares Management Corporation and Ares Partners Holdco LLC
21.1*	Subsidiaries of Ares Management Corporation.
23.1*	Consent of Ernst and Young LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
# Denotes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES MANAGEMENT CORPORATION

Dated: February 28, 2022	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antony P. Ressler
	Name:	Antony P. Ressler	Dated: February 28, 2022
	Title:	Executive Chairman & Co-Founder

By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti	Dated: February 28, 2022
	Title:	Director, Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips	Dated: February 28, 2022
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ David B. Kaplan
	Name:	David B. Kaplan	Dated: February 28, 2022
	Title:	Director, Co-Founder & Co-Chairman of Private Equity Group

By:	/s/ Bennett Rosenthal
	Name:	Bennett Rosenthal	Dated: February 28, 2022
	Title:	Director, Co-Founder & Co-Chairman of Private Equity Group

By:	/s/ R. Kipp deVeer
	Name:	R. Kipp deVeer	Dated: February 28, 2022
	Title:	Director & Head of Credit Group

By:	/s/ Paul G. Joubert
	Name:	Paul G. Joubert	Dated: February 28, 2022
	Title:	Director

By:	/s/ Michael Lynton
	Name:	Michael Lynton	Dated: February 28, 2022
	Title:	Director

By:	/s/ Judy D. Olian
	Name:	Dr. Judy D. Olian	Dated: February 28, 2022
	Title:	Director

By:	/s/ Antoinette Bush
	Name:	Antoinette Bush	Dated: February 28, 2022
	Title:	Director

By:	/s/ Eileen Naughton
	Name:	Eileen Naughton	Dated: February 28, 2022
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ares Management Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of underlying investments of equity method investments

Description of the Matter
At December 31, 2021, the carrying value of the Company’s investments totaled $3,684.3 million, primarily consisting of equity method private investment partnership interests - principal of $473.9 million and equity method - carried interest of $2,998.4 million. As discussed further in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements, the underlying investments of the Company’s equity method investments (“underlying investments”) are reported at fair value as determined by management by applying the valuation techniques and using the significant unobservable inputs described therein.

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

For example, for a sample of underlying investments that were valued using the market approach, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected earnings before interest, taxes, depreciation and amortization multiples or revenue multiples that were derived from comparable companies. These procedures included assessing the appropriateness of management’s determination of the comparable companies, and, where applicable, comparing the selected multiples to market observed transactions of such companies. For a sample of underlying investments that were valued using the discounted cash flow valuation technique, we performed procedures to evaluate the appropriateness of significant unobservable inputs such as the selected discount rates and projections of future cash flows. These procedures included comparing the selected discount rates to market data and/or recalculating these discount rates using investee specific information, such as the cost of equity. In addition, these procedures included comparing future projections to the current performance and the historical growth rates of the investees as well as to the growth rates of publicly-traded comparable companies.

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

Accounting for the acquisition of Landmark Partners, LLC
Description of the Matter
As disclosed in Note 3 of the consolidated financial statements, the Company acquired Landmark Partners, LLC and its subsidiaries (collectively, “Landmark”) in 2021 for total consideration of $1,102.7 million. The transaction was accounted for as a business combination. Identifiable intangible assets acquired through this business combination primarily consisted of management contracts, client relationships and trade name with acquisition-date fair values of $425.9 million, $197.2 million and $86.2 million, respectively.

The significant estimation was primarily due to sensitivity of the fair value to underlying assumptions about future performance of the acquired business in the Company’s discounted cash flow model used to measure the management contracts and customer relationships intangible assets. These significant assumptions included the revenue and expense growth rates that form the basis of the forecasted results, future fundraising assumptions and the discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s acquisition process. This included management’s review controls over the fair valuation techniques and significant assumptions and inputs used to estimate the fair value of the management contracts and customer relationships intangible assets and management’s review of the completeness and accuracy of the data used in management contracts and customer relationship valuation model.

To test the fair value of the management contracts and customer relationship intangible asset, our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation methodology and significant assumptions included in the fair value estimate, including testing the revenue and expense growth rates that form the basis of the forecasted results, the future fundraising assumptions and the discount rate, and testing the mathematical accuracy of the Company’s valuation model. For example, we performed sensitivity analyses for certain assumptions, compared significant assumptions to current industry, market, and economic trends, to assumptions used to value similar intangible assets of other acquisitions, to the historical results of the acquired business and to the Company’s budgets and forecasts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Los Angeles, California
February 28, 2022

Ares Management Corporation
Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of December 31,
	2021	2020
Assets
Cash and cash equivalents	$343,655	$539,812
Investments (includes accrued carried interest of $2,998,421 and $1,145,853 at December 31, 2021 and 2020, respectively)	3,684,264	1,682,759
Due from affiliates	670,383	405,887
Other assets	1,122,727	590,332
Intangible assets, net	1,422,818	222,087
Right-of-use operating lease assets	167,652	154,742
Assets of Consolidated Funds:
Cash and cash equivalents	1,049,191	522,377
U.S. Treasury securities, at fair value	1,000,285	—
Investments, at fair value	11,816,393	10,877,097
Due from affiliates	7,234	17,172
Receivable for securities sold	281,132	121,225
Other assets	39,430	35,502
Total assets	$21,605,164	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$279,673	$115,289
Accrued compensation	310,222	121,927
Due to affiliates	198,553	100,186
Performance related compensation payable	2,190,352	794,461
Debt obligations	1,503,709	642,998
Operating lease liabilities	205,075	180,236
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	103,258	46,824
Payable for securities purchased	1,118,456	514,946
CLO loan obligations, at fair value	10,657,661	9,958,076
Fund borrowings	127,771	121,909
Total liabilities	16,694,730	12,596,852
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,000,000	—
Redeemable interest in Ares Operating Group entities	96,008	100,366
Non-controlling interests in Consolidated Funds	591,452	539,720
Non-controlling interests in Ares Operating Group entities	1,397,747	738,369
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (zero and 12,400,000 shares issued and outstanding at December 31, 2021 and 2020, respectively)	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (168,351,305 shares and 147,182,562 shares issued and outstanding at December 31, 2021 and 2020, respectively)	1,684	1,472
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 and zero shares issued and outstanding at December 31, 2021 and 2020, respectively)	35	—
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at December 31, 2021 and 2020, respectively)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,609,332 shares and 112,447,618 shares issued and outstanding at December 31, 2021 and 2020, respectively)	1,186	1,124
Additional paid-in-capital	1,913,559	1,043,669
Retained earnings	(89,382)	(151,824)
Accumulated other comprehensive income (loss), net of tax	(1,855)	483
Total stockholders' equity	1,825,227	1,193,685
Total equity	3,814,426	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$21,605,164	$15,168,992

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)

	Year ended December 31,
	2021	2020	2019
Revenues
Management fees	$1,611,047	$1,150,608	$979,417
Carried interest allocation	2,073,551	505,608	621,872
Incentive fees	332,876	37,902	69,197
Principal investment income	99,433	28,552	56,555
Administrative, transaction and other fees	95,184	41,376	38,397
Total revenues	4,212,091	1,764,046	1,765,438
Expenses
Compensation and benefits	1,162,633	767,252	653,352
Performance related compensation	1,740,786	404,116	497,181
General, administrative and other expenses	444,178	258,999	270,219
Expenses of Consolidated Funds	62,486	20,119	42,045
Total expenses	3,410,083	1,450,486	1,462,797
Other income (expense)
Net realized and unrealized gains (losses) on investments	19,102	(9,008)	9,554
Interest and dividend income	9,865	8,071	7,506
Interest expense	(36,760)	(24,908)	(19,671)
Other income (expense), net	14,402	11,291	(7,840)
Net realized and unrealized gains (losses) on investments of Consolidated Funds	77,303	(96,864)	15,136
Interest and other income of Consolidated Funds	437,818	463,652	395,599
Interest expense of Consolidated Funds	(258,048)	(286,316)	(277,745)
Total other income	263,682	65,918	122,539
Income before taxes	1,065,690	379,478	425,180
Income tax expense	147,385	54,993	52,376
Net income	918,305	324,485	372,804
Less: Net income attributable to non-controlling interests in Consolidated Funds	120,369	28,085	39,704
Net income attributable to Ares Operating Group entities	797,936	296,400	333,100
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,341)	(976)	—
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	390,440	145,234	184,216
Net income attributable to Ares Management Corporation	408,837	152,142	148,884
Less: Series A Preferred Stock dividends paid	10,850	21,700	21,700
Less: Series A Preferred Stock redemption premium	11,239	—	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$386,748	$130,442	$127,184
Net income per share of Class A and non-voting common stock:
Basic	$2.24	$0.89	$1.11
Diluted	$2.15	$0.87	$1.06
Weighted-average shares of Class A and non-voting common stock:
Basic	163,703,626	135,065,436	107,914,953
Diluted	180,112,271	149,508,498	119,877,429

Substantially all revenue is earned from affiliated funds of the Company. See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$918,305	$324,485	$372,804
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(21,464)	28,728	3,322
Total comprehensive income	896,841	353,213	376,126
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	103,498	43,184	37,869
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,968)	562	—
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	388,812	150,795	186,896
Comprehensive income attributable to Ares Management Corporation	$406,499	$158,672	$151,361

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Series A Preferred Stock	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at January 1, 2019	$298,761	$1,016	$—	$—	$326,007	$(29,336)	$(8,524)	$302,780	$503,637	$1,394,341
Relinquished with deconsolidation of funds	—	—	—	—	—	—	—	—	(55)	(55)
Changes in ownership interests and related tax benefits	—	22	—	—	(133,976)	—	—	105,341	—	(28,613)
Repurchases of Class A common stock	—	(4)	—	—	(10,445)	—	—	—	—	(10,449)
Capital contributions	—	70	—	—	206,635	—	—	1,876	172,851	381,432
Dividends/Distributions	(21,700)	—	—	—	—	(148,668)	—	(174,999)	(96,282)	(441,649)
Net income	21,700	—	—	—	—	127,184	—	184,216	39,704	372,804
Currency translation adjustment, net of tax	—	—	—	—	—	—	2,477	2,680	(1,835)	3,322
Equity compensation	—	—	—	—	46,560	—	—	50,394	—	96,954
Stock option exercises	—	48	—	—	90,463	—	—	—	—	90,511
Balance at December 31, 2019	298,761	1,152	—	—	525,244	(50,820)	(6,047)	472,288	618,020	1,858,598
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	—	(2,407)	(2,407)
Changes in ownership interests and related tax benefits	—	73	—	(28)	(328,419)	—	—	229,229	—	(99,145)
Issuances of common stock	—	198	—	1,152	687,142	—	—	—	—	688,492
Capital contributions	—	—	—	—	481	—	—	44,799	132,430	177,710
Dividends/Distributions	(21,700)	—	—	—	—	(231,446)	—	(215,334)	(251,507)	(719,987)
Net income	21,700	—	—	—	—	130,442	—	145,234	28,085	325,461
Currency translation adjustment, net of tax	—	—	—	—	—	—	6,530	5,561	15,099	27,190
Equity compensation	—	—	—	—	66,394	—	—	56,592	—	122,986
Stock option exercises	—	49	—	—	92,827	—	—	—	—	92,876
Balance at December 31, 2020	298,761	1,472	—	1,124	1,043,669	(151,824)	483	738,369	539,720	2,471,774
Changes in ownership interests and related tax benefits	—	70	—	(25)	(133,289)	—	—	(97,735)	13,487	(217,492)
Issuances of common stock	—	122	35	—	827,273	—	—	—	—	827,430
Capital contributions	—	—	—	87	—	—	—	539,020	33,644	572,751
Redemption of preferred stock	(310,000)	—	—	—	—	—	—	—	—	(310,000)
Dividends/Distributions	(10,850)	—	—	—	—	(324,306)	—	(269,200)	(98,897)	(703,253)
Net income	22,089	—	—	—	—	386,748	—	390,440	120,369	919,646
Currency translation adjustment, net of tax	—	—	—	—	—	—	(2,338)	(1,628)	(16,871)	(20,837)
Equity compensation	—	—	—	—	138,710	—	—	98,481	—	237,191
Stock option exercises	—	20	—	—	37,196	—	—	—	—	37,216
Balance at December 31, 2021	$—	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$918,305	$324,485	$372,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	237,191	122,986	97,691
Depreciation and amortization	113,293	41,248	39,459
Net realized and unrealized gains on investments	(88,978)	(8,039)	(53,092)
Other non-cash amounts	(31,070)	—	—
Investments purchased	(340,199)	(90,851)	(278,798)
Proceeds from sale of investments	273,382	174,679	284,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized (gains) losses on investments	(77,303)	96,864	(15,136)
Other non-cash amounts	(35,879)	(34,297)	(8,383)
Investments purchased	(13,067,564)	(6,615,732)	(5,216,931)
Proceeds from sale of investments	9,970,609	5,502,325	3,077,755
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(745,021)	(17,687)	(94,755)
Due to/from affiliates	(180,928)	(76,185)	(75,138)
Other assets	213,825	(36,694)	26,684
Accrued compensation and benefits	142,815	47,875	(1,557)
Accounts payable, accrued expenses and other liabilities	125,168	21,035	30,669
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	(526,815)	83,945	(221,677)
Net cash acquired (relinquished) with consolidation/deconsolidation of Consolidated Funds	(39,539)	60,895	(81,059)
Change in other assets and receivables held at Consolidated Funds	(180,953)	(33,298)	(54,834)
Change in other liabilities and payables held at Consolidated Funds	723,616	10,787	88,467
Net cash used in operating activities	(2,596,045)	(425,659)	(2,083,021)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(27,226)	(15,942)	(16,796)
Acquisitions, net of cash acquired	(1,057,407)	(120,822)	—
Net cash used in investing activities	(1,084,633)	(136,764)	(16,796)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	827,430	383,154	206,705
Proceeds from Credit Facility	883,000	790,000	335,000
Proceeds from issuance of senior and subordinated notes	450,000	399,084	—
Repayments of Credit Facility	(468,000)	(860,000)	(500,000)
Dividends and distributions	(593,506)	(446,780)	(323,667)
Series A Preferred Stock dividends	(10,850)	(21,700)	(21,700)
Redemption of Series A Preferred Stock	(310,000)	—	—
Repurchases of Class A common stock	—	—	(10,449)
Stock option exercises	37,216	92,877	90,511
Taxes paid related to net share settlement of equity awards	(226,101)	(95,368)	(33,554)
Other financing activities	11,509	(1,531)	(3,212)
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	1,033,644	132,430	172,851
Distributions to non-controlling interests in Consolidated Funds	(98,897)	(251,507)	(96,282)
Borrowings under loan obligations by Consolidated Funds	2,048,932	1,013,291	3,341,837
Repayments under loan obligations by Consolidated Funds	(80,752)	(190,055)	(1,035,710)
Net cash provided by financing activities	3,503,625	943,895	2,122,330
Effect of exchange rate changes	(19,104)	19,956	5,624
Net change in cash and cash equivalents	(196,157)	401,428	28,137
Cash and cash equivalents, beginning of period	539,812	138,384	110,247
Cash and cash equivalents, end of period	$343,655	$539,812	$138,384
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units and Class A common stock in connection with acquisitions	$510,848	$305,338	$—
Supplemental disclosure of cash flow information:
Ares Management Corporation and consolidated subsidiaries:
Cash paid during the period for interest	$205,085	$257,132	$233,090
Cash paid during the period for income taxes	$22,788	$38,174	$35,625
    See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Estate, Secondary Solutions and Strategic Initiatives. Information about segments should be read together with “Note 16. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

The Company and its wholly owned subsidiaries manages or controls certain entities that have been consolidated in the accompanying financial statements as described in “Note 2. Summary of Significant Accounting Policies.” These entities include Ares funds, co-investment entities, collateralized loan obligations or funds (collectively “CLOs”) and a special purpose acquisition company (“SPAC”) (collectively, the “Consolidated Funds”). In February 2021, the Company’s first sponsored SPAC, Ares Acquisition Corporation (NYSE: AAC) (“AAC”), consummated its initial public offering that raised capital of $1.0 billion. Prior to the completion of a business combination, the sponsor, a wholly owned subsidiary of the Company, owns the majority of the Class B ordinary shares outstanding of AAC, and consolidates AAC under the voting interest model.

Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying consolidated financial statements. However, the Consolidated Funds results included herein have no direct effect on the net income attributable to Ares Management Corporation or to Stockholders' Equity, except where a reallocation of ownership occurs based on specific terms of a profit sharing agreement, such as a redemption or liquidation preference. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as redeemable and non-controlling interests in Consolidated Funds. Further, cash flows allocable to redeemable and non-controlling interest in Consolidated Funds are specifically identifiable in the Consolidated Statements of Cash Flows.

Redeemable Interest and Non-Controlling Interests in Ares Operating Group Entities

The non-controlling interests in AOG entities represent a component of equity and net income attributable to the owners of the Ares Operating Group Units (“AOG Units”) that are not held directly or indirectly by the Company. These owners consist predominantly of Ares Owners Holdings L.P. but also include other strategic distribution partnerships with whom the Company has established joint ventures and other non-controlling strategic investors. Non-controlling interests in AOG entities are adjusted for contributions to and distributions from AOG during the reporting period and are allocated income from the AOG entities either based on their historical ownership percentage for the proportional number of days in the reporting period or based on the activity associated with certain membership interests.

On July 1, 2020, the Company completed its acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries (“SSG”) (“SSG Acquisition”). In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in the operations acquired by the Company. In certain circumstances, the Company may acquire full ownership of SSG pursuant to a contractual arrangement that may be initiated by the Company or by the former owners of SSG. Since the acquisition of the remaining interest in SSG is not within the Company's sole discretion, the ownership interest held by the former owners of SSG is classified as a redeemable interest and represents mezzanine equity.

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
All of the investments held and CLO loan obligations issued by the Consolidated Funds are presented at their estimated fair values in the Company’s Consolidated Statements of Financial Condition. Net income attributable to holders of subordinated notes of the CLOs is presented within net income attributable to non-controlling interests in consolidated funds in the Consolidated Statements of Operations.

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
The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. As the Company’s interests in funds are primarily management fees, carried interest, incentive fees, and/or insignificant direct or indirect equity interests through related parties, the Company is not considered to have a variable interest in many of these entities. Entities that are not VIEs are further evaluated for consolidation under the voting interest model (“VOE”).
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

Consolidated CLOs
As of December 31, 2021 and 2020, the Company consolidated 23 and 21 CLOs, respectively.
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
In some instances, an instrument may fall into more than one level of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period (see “Note 6. Fair Value” for further detail).
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

At December 31, 2021 and 2020, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

U.S. Treasury Securities, at Fair Value

U.S. Treasury securities, at fair value represents U.S. Treasury bills that were purchased with funds raised through the initial public offering of AAC, a consolidated SPAC that is presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. The U.S. Treasury bills typically have original maturities of three months or less when purchased and are recorded at fair value. Interest income received on such securities is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds in the Consolidated Statements of Operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net realized and unrealized gains (losses) on investments of Consolidated Funds in the Consolidated Statements of Operations.

Investments
The Company has retained the specialized investment company accounting guidance under GAAP with respect to its Consolidated Funds, which hold a substantial majority of its investments. Thus, the consolidated investments are reflected in the Consolidated Statements of Financial Condition at fair value, with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Certain investments are denominated in foreign currency and are translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company accounts for its investments in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated funds, strategic investments and carried interest, using the equity method of accounting. The carrying amounts of equity method investments are reflected in investments in the Consolidated Statements of Financial Condition. The carrying value of investments accounted for using equity method accounting is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective partnership agreements, less distributions received. In addition, certain of the Company's equity method investments are

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
reported at fair value. Management's determination of fair value includes various valuation techniques. These techniques may include market approach, recent transaction price, net asset value approach, discounted cash flows, acreage valuation and may use one or more significant unobservable inputs such as EBITDA or revenue multiples, discount rates, weighted average cost of capital, exit multiples, terminal growth rates and other unobservable inputs. The Company evaluates the equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Except for carried interest, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is presented within principal investment income (loss) and net realized and unrealized gains (losses) on investments within the Consolidated Statements of Operations. Carried interest allocation is presented separately as a revenue line item within the Consolidated Statements of Operations, and the accrued but unpaid carried interest as of the reporting date is presented within investments in the Consolidated Statements of Financial Condition.

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
Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition, including the fair value of certain elements of contingent consideration, is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations are recognized as of the acquisition date at fair value based on the probability that contingency will be realized. Any fair value of purchase consideration in excess of the fair value of the assets acquired less liabilities assumed is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recognized as a bargain purchase gain. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. The acquisition method of accounting allows for a measurement period for up to one year after the acquisition date to make adjustments to the purchase price allocation as the Company obtains more information regarding asset valuations and liabilities assumed. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill and Intangible Assets
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
The Company tests finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The Company evaluates impairment by comparing the estimated undiscounted cash flows attributable to the intangible asset being evaluated with its carrying amount. If an impairment is determined to exist by management, the Company accelerates amortization expense so that the carrying amount represents fair value. The Company estimates fair value using a discounted future cash flow methodology.
The Company tests indefinite-lived intangible assets annually for impairment. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the Company will evaluate impairment quantitatively to determine and record the amount of impairment as the excess of the carrying amount of the indefinite-lived intangible asset over its fair value.
The Company also tests indefinite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable or that the useful lives of these assets are no longer appropriate. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s strategic plans with regard to the indefinite-lived intangible assets.
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
The Company's goodwill is presented within other assets on the Company’s Consolidated Statements of Financial Condition.
Fixed Assets
Fixed assets, consisting of furniture, fixtures, computer hardware, equipment, internal-use software and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Fixed assets are presented within other assets on the Company’s Consolidated Statements of Financial Condition.
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
Fixed assets are depreciated or amortized on a straight-line basis over an asset's estimated useful life, with the corresponding depreciation and amortization expense presented within general, administrative and other expenses on the

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Company’s Consolidated Statements of Operations. The estimated useful life for leasehold improvements is the lesser of the lease term or the life of the asset while other fixed assets and internal-use software are generally depreciated between three and seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Leases
The Company has entered into operating and finance leases for corporate offices and certain equipment and makes the determination if an arrangement constitutes a lease at inception. Operating leases are presented within right-of-use operating lease assets and operating lease liabilities in the Company's Consolidated Statements of Financial Condition. Finance leases are capitalized as a component of fixed assets and presented within accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Condition.

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
Redeemable Interest
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

Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by AAC that are redeemable for cash by the public shareholders in the event that AAC does not complete a business combination or tender offer associated with stockholder approval provisions. The Class A ordinary shareholders have redemption rights that are considered to be outside of AAC’s control. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. At December 31, 2021, all 100,000,000 Class A ordinary shares of AAC were classified outside of perpetual capital.
Revenue Recognition
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value (“NAV”), NAV plus unfunded commitments, net investment income, total assets or par value of the investment portfolios managed by the Company. Principally all management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy. Management fees are recognized as revenue in the period advisory services are rendered, subject to the Company’s assessment of collectability.
Management fees also include a quarterly fee on the net investment income (“Part I Fees”) of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”), a publicly-traded business development company registered under the Investment Company Act and managed by a subsidiary of the Company, and CION Ares Diversified Credit Fund (“CADC”).
ARCC Part I Fees are equal to 20.0% of its net investment income (before ARCC Part I Fees and incentive fees payable based on capital gains), subject to a fixed hurdle rate of 1.75% per quarter, or 7.0% per annum. No fees are recognized until ARCC's net investment income exceeds a 1.75% hurdle rate, with a catch-up provision to ensure that the Company receives 20% of the net investment income from the first dollar earned.
CADC Part I Fees are equal to 15.0% of its net investment income (before CADC Part I Fees), subject to a fixed “hurdle rate” of 1.5% per quarter, or 6.0% per annum. No fees are recognized until CADC's net investment income exceeds the hurdle rate, with a catch-up provision to ensure that the Company receives 15% of the net investment income from the first dollar earned.
Carried Interest Allocation
In certain fund structures, carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund's net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated, and may be subject to reversal to the extent that the amount allocated exceeds the amount due to the general partner or investment manager based on a fund’s cumulative investment returns.
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
The Company accounts for carried interest, which represents a performance-based capital allocation from an investment fund to the Company, as earnings from financial assets within the scope of ASC 323, Investments-Equity Method and Joint Ventures. The Company recognizes carried interest allocation as a separate revenue line item in the Consolidated Statements of Operations with uncollected carried interest as of the reporting date reported within investments in the Consolidated Statements of Financial Condition. Substantially all carried interest allocation is earned from affiliated funds of the Company.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Incentive Fees
Incentive fees earned on the performance of certain fund structures, typically in credit funds and certain real estate funds, are recognized based on the fund’s performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. Incentive fees are realized at the end of a measurement period, typically annually. Once realized, such fees are no longer subject to reversal. Substantially all incentive fees are earned from affiliated funds of the Company.

Principal Investment Income

Principal investment income consists of interest and dividend income and net realized and unrealized gain (loss) from the equity method investments that the Company manages.

Administrative, Transaction and Other Fees
The Company provides administrative services to certain of its affiliated funds that are reported within administrative, transaction and other fees. The administrative fees generally represent expense reimbursements for a portion of overhead and other expenses incurred by certain professionals directly attributable to performing services for a fund but may also be based on a fund’s NAV. The Company also receives transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. The Company is also party to agreements with certain funds to provide various services, such as acquisition, development, property management and the distribution of shares in our non-traded REITs, among others. These fees are recognized as other revenue in the period in which the related services are rendered.

Equity-Based Compensation

The Company recognizes expense related to equity-based compensation for which it receives employee services in exchange for (a) equity instruments of the Company, (b) derivatives based on the Company’s Class A common stock or (c) liabilities that are based on the fair value of the Company’s equity instruments. Equity-based compensation expense represents expenses associated with restricted units, options and phantom shares granted under 2014 Equity Incentive Plan, as amended and restated on April 1, 2021 (the “Equity Incentive Plan”).

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
The Company has granted certain performance-based restricted unit awards with market conditions. These awards generally have vesting conditions based upon the volume-weighted, average closing price of Class A common stock meeting or exceeding a stated price over a period of time, referred to as the market condition. Vesting is also generally subject to continued employment at the time such market condition is achieved. The grant date fair values of these awards are based on a probability distributed Monte-Carlo simulation. Due to the existence of the market condition, the vesting period for the awards is not explicit, and as such, compensation expense is recognized on a straight-line basis over the median vesting period derived from the positive iterations of the Monte Carlo simulations where the market condition is achieved.
The Company recognizes share-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense. The reduction in compensation expense is determined based on the specific awards forfeited during that period.
The Company records deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of equity-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized in accordance with GAAP and the actual tax deduction reported on the Company’s income tax returns are presented within income tax expense in the Consolidated Statements of Operations before taking into consideration the tax effects of the investment in AOG.
Equity-based compensation expense is presented within compensation and benefits in the Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Performance Related Compensation
The Company has agreed to pay a portion of the carried interest and incentive fees earned from certain funds, including income from Consolidated Funds that is eliminated in consolidation, to certain professionals. Depending on the nature of each fund, carried interest and incentive fees may be structured as a fixed percentage subject to vesting based on continued employment or service (generally over a period of four to six years) or as an annual award that is fully vested for the particular year. Other limitations may apply to carried interest and incentive fees as set forth in the applicable governing documents of the fund or award documentation. Performance related compensation is recognized in the same period that the related carried interest and incentive fees are recognized. Performance related compensation can be reversed during periods when there is a reversal of carried interest that was previously recognized.
Performance related compensation payable represents the amounts payable to professionals who are entitled to a proportionate share of carried interest in one or more funds. The liability is calculated based upon the changes to realized and unrealized carried interest but not payable until the carried interest itself is realized.
Net Realized and Unrealized Gains/(Losses) on Investments
Realized gain (loss) occurs when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations. Also, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is presented within net realized and unrealized gains (losses) on investments.
Interest and Dividend Income
Interest, dividends and other investment income are included in interest and dividend income. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Foreign Currency
The U.S. dollar is the Company's functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Foreign exchange revaluation arising from these transactions is recognized within other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2019, the Company recognized $4.8 million and $8.5 million, respectively, in transaction losses related to foreign currencies revaluation. For the year ended December 31, 2020, the Company recognized $13.1 million in transaction gains related to foreign currencies revaluation.
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
Income Taxes
Since the Company’s election to be taxed as a corporation on March 1, 2018, all earnings allocated to the Company are subject to U.S. corporate income taxes. A provision for corporate level income taxes imposed on unrealized gains and income items as well as taxes imposed on certain subsidiaries’ earnings is included in the consolidated tax provision. Also included in the consolidated tax provision are entity level income taxes incurred by certain affiliated funds and co-investment entities that

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
are consolidated in these financial statements. The portion of consolidated earnings not allocated to the Company flows through to owners of the Ares Operating Group entities without being taxed at the corporate level.

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized as income, in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are reported on a net basis and the net deferred tax asset is presented within other assets in the Consolidated Statements of Financial Condition.

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
Earnings Per Share
Basic earnings per share of Class A and non-voting common stock is computed by dividing income available to Class A and non-voting common stockholders by the weighted-average number shares of Class A and non-voting common stock outstanding during the period. Income available to Ares Management Corporation represents net income attributable to Class A and non-voting common stockholders.
Diluted earnings per share of Class A and non-voting common stock is computed by dividing income available to Class A and non-voting common stockholders by the weighted-average number of shares of Class A and non-voting common stock outstanding during the period, increased to include the number of additional shares of Class A and non-voting common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options to acquire shares of Class A and non-voting common stock, unvested restricted units and AOG Units exchangeable for shares of Class A and non-voting common stock. The effect of potentially dilutive securities is reflected in diluted earnings per share of Class A and non-voting common stock using the more dilutive result of the treasury stock method or the two-class method.
Unvested share-based payment awards that contain non-forfeitable rights to dividend or dividend equivalents (whether paid or unpaid) are participating securities and are considered in the computation of earnings per share of Class A and non-voting common stock pursuant to the two-class method. Unvested restricted units that pay dividend equivalents are deemed participating securities and are included in basic and diluted earnings per share of Class A and non-voting common stock calculation under the two-class method.

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
The treasury stock method is used to determine potentially dilutive securities resulting from options and unvested restricted units granted under the Equity Incentive Plan. The two-class method is an earnings allocation method under which earnings per share is calculated for shares of Class A and non-voting common stock and participating securities considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Because the holders of unvested restricted units have the right to participate in dividends when declared, the unvested restricted units are considered participating securities to the extent they are expected to vest.
Comprehensive Income
Comprehensive income consists of net income and other appreciation (depreciation) affecting stockholders' equity that, under GAAP, has been excluded from net income. The Company's other comprehensive income includes foreign currency translation adjustments.
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

The acquisition date fair value of the consideration transferred totaled $1.1 billion, which consisted of the following:

Cash	$803,309
Equity(1)	299,420
Total	$1,102,729

(1)5,415,278 AOG Units were issued in connection with the Landmark Acquisition and increased Ares Owners Holdings L.P.’s ownership interest in the AOG entities.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following is a summary of the fair values of assets acquired and liabilities assumed for the Landmark Acquisition as of June 2, 2021, based upon third party valuations of certain intangible assets. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$25,645
Other tangible assets	23,413
Intangible assets:
Management contracts	425,880
Client relationships	197,160
Trade name	86,200
Total intangible assets	709,240
Total identifiable assets acquired	758,298
Accounts payable, accrued expenses and other liabilities	73,322
Net identifiable assets acquired	684,976
Goodwill	417,753
Net assets acquired	$1,102,729

The Company incurred $5.1 million of acquisition related costs that were expensed and reported within general, administrative and other expenses within the Consolidated Statements of Operations.
The carrying value of goodwill associated with Landmark was $417.8 million as of the acquisition date and is entirely allocated to the Secondary Solutions Group segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of Landmark.
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
Landmark’s revenues and net income of $98.0 million and $51.2 million, respectively, are included in the Company’s Consolidated Statements of Operations before giving effect to corporate level taxes for the period from June 2, 2021 through December 31, 2021.
Supplemental information of the Company’s consolidated results on an unaudited pro forma basis, as if the Landmark Acquisition had been consummated as of January 1, 2020, is as follows:

	Year ended December 31,
	2021	2020
Total revenues	$4,276,706	$1,910,792
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$380,169	$112,918
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
•adjustments to reflect the tax effects of the Landmark Acquisition and the related adjustments as if Landmark had been included in the Company’s results as of January 1, 2020; and
•adjustments to include Landmark Acquisition related transaction costs in earnings for the year ended December 31, 2020.
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

In connection with the Black Creek Acquisition, the Company recorded a bargain purchase gain of $42.3 million that has been presented within other income (expense), net in the Consolidated Statements of Operations. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets acquired exceeding the purchase consideration. The purchase agreement with Black Creek contains provisions obligating the Company to make a payment upon the achievement of certain revenue targets to certain senior professionals and advisors that is excluded from purchase consideration as it is subject to continued and future service. See “Note 10. Commitments and Contingencies” for a further description of this contingency.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets:

	Weighted Average Amortization Period as of December 31, 2021 In Years	As of December 31,
		2021	2020
Management contracts	6.3	$641,737	$210,857
Client relationships	10.9	229,501	25,141
Trade name	8.4	11,079	11,079
Finite-lived intangible assets		882,317	247,077
Foreign currency translation		1,792	3,093
Total finite-lived intangible assets		884,109	250,170
Less: accumulated amortization		(115,791)	(28,082)
Finite-lived intangible assets, net		768,318	222,088
Management contracts		567,800	—
Trade name		86,200	—
Other		500	—
Indefinite-lived intangible assets		654,500	—
Intangible assets, net		$1,422,818	$222,088

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
In connection with the acquisition of certain membership interests from Crestline Denali Capital LLC during the first quarter of 2020, the Company allocated $34.7 million of the purchase price to the fair value of the acquired collateral management contracts. The acquired management contracts had a weighted average amortization period from the date of acquisition of 6.6 years.
Amortization expense associated with intangible assets was $91.3 million, $24.5 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is presented within general, administrative and other expenses within the Consolidated Statements of Operations. During the year ended December 31, 2021, the Company accelerated the amortization of a collateral management contract due to the redemption of that CLO and removed $3.4 million of intangible assets that were fully amortized.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
At December 31, 2021, future annual amortization of finite-lived intangible assets for the years 2022 through 2026 and thereafter is estimated to be:

Year	Amortization
2022	$122,051
2023	118,574
2024	111,905
2025	103,714
2026	76,918
Thereafter	235,156
Total	$768,318

Goodwill

The following table summarizes the carrying value of goodwill that is presented within other assets in the Consolidated Statements of Financial Condition:

	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance as of December 31, 2019	$32,196	$58,600	$53,059	$—	$—	$143,855
Acquisitions	—	—	—	—	224,601	224,601
Foreign currency translation	—	—	61	—	2,530	2,591
Balance as of December 31, 2020	$32,196	$58,600	$53,120	$—	$227,131	$371,047
Acquisitions	—	—	—	417,753	—	417,753
Foreign currency translation	—	—	219	(15)	(1,032)	(828)
Balance as of December 31, 2021	$32,196	$58,600	$53,339	$417,738	$226,099	$787,972

In connection with the SSG Acquisition during the third quarter of 2020, the Company allocated $224.6 million of the purchase price to goodwill.

There was no impairment of goodwill recorded during the years ended December 31, 2021 and 2020. The impact of foreign currency translation is reflected within other comprehensive income.
5. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Equity method investments:
Equity method private investment partnership interests - principal	$473,887	$366,471	12.9%	21.8%
Equity method - carried interest	2,998,421	1,145,853	81.4	68.1
Equity method private investment partnership interests and other (held at fair value)	117,539	92,196	3.2	5.5
Equity method private investment partnership interests and other	40,580	23,883	1.1	1.4
Total equity method investments	3,630,427	1,628,403	98.6	96.8
Collateralized loan obligations	30,815	31,766	0.8	1.9
Other fixed income	21,582	21,583	0.5	1.3
Collateralized loan obligations and other fixed income, at fair value	52,397	53,349	1.3	3.2
Common stock, at fair value	1,440	1,007	0.1	0.1
Total investments	$3,684,264	$1,682,759

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2021, 2020 and 2019, no individual equity method investment held by the Company met the significance criteria.
The following tables present summarized financial information for the Company's equity method investments, which are primarily funds managed by the Company:

	As of and for the Year Ended December 31, 2021
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Statement of Financial Condition
Investments	$16,919,068	$9,143,164	$9,555,266	$7,096,073	$484,969	$43,198,540
Total assets	18,316,775	9,548,551	10,146,133	7,220,604	490,246	45,722,309
Total liabilities	5,268,103	1,539,522	3,155,826	2,960,748	392,347	13,316,546
Total equity	13,048,672	8,009,029	6,990,307	4,259,856	97,899	32,405,763

Statement of Operations
Revenues	$1,318,517	$229,539	$326,507	$911	$23,910	$1,899,384
Expenses	(316,134)	(177,380)	(170,008)	(89,281)	(11,927)	(764,730)
Net realized and unrealized gains (losses) from investments	457,943	2,161,730	1,179,698	1,399,009	(24,758)	5,173,622
Income tax expense	(4,511)	(19,125)	(1,167)	—	—	(24,803)
Net income (loss)	$1,455,815	$2,194,764	$1,335,030	$1,310,639	$(12,775)	$6,283,473

	As of and for the Year Ended December 31, 2020
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Statement of Financial Condition
Investments	$12,406,944	$8,259,168	$5,320,711	$—	$66,875	$26,053,698
Total assets	13,416,800	8,591,385	5,780,472	—	70,998	27,859,655
Total liabilities	3,884,603	1,415,383	975,057	—	11,711	6,286,754
Total equity	9,532,197	7,176,002	4,805,415	—	59,287	21,572,901

Statement of Operations
Revenues	$940,450	$263,335	$191,543	$—	$2,656	$1,397,984
Expenses	(221,083)	(112,325)	(81,071)	—	(5,585)	(420,064)
Net realized and unrealized gains (losses) from investments	(210,881)	1,218,362	11,923	—	2,324	1,021,728
Income tax benefit (expense)	(1,693)	57,935	346	—	—	56,588
Net income (loss)	$506,793	$1,427,307	$122,741	$—	$(605)	$2,056,236

	For the Year Ended December 31, 2019
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total
Statement of Operations
Revenues	$871,168	$325,529	$205,274	$—	$—	$1,401,971
Expenses	(211,984)	(112,610)	(120,467)	—	—	(445,061)
Net realized and unrealized gains from investments	5,040	1,674,002	382,383	—	—	2,061,425
Income tax expense	(1,537)	(27,887)	(926)	—	—	(30,350)
Net income	$662,687	$1,859,034	$466,264	$—	$—	$2,987,985

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Company recognized net gains related to its equity method investments of $114.9 million, $22.5 million and $57.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net gains were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Consolidated Statements of Operations.

With respect to the Company's equity method investments, the material assets are expected to generate either long-term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	December 31,		December 31,
	2021	2020	2021	2020
Fixed income investments:
Bonds	$857,125	$397,494	6.7%	3.6%
Loans	9,910,689	10,012,948	77.3	92.1
U.S. Treasury securities	1,000,285	—	7.8	—
Total fixed income investments	11,768,099	10,410,442	91.8	95.7
Equity securities	340,272	227,031	2.7	2.1
Partnership interests	708,307	239,624	5.5	2.2
Total investments, at fair value	$12,816,678	$10,877,097

As of December 31, 2021 and 2020, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Contingent consideration: The Company generally determines the fair value of its contingent consideration liabilities by using a probability weighted expected return method, including the Monte Carlo simulation model. These models consider a range of assumptions including historical experience, prior period performance, current progress towards targets, probability-weighted scenarios, and management's own assumptions. The discount rate used is determined based on the weighted average cost of capital for the Company. The fair value of the Company's contingent consideration liabilities are classified as Level III. Liabilities recorded in connection with the Company’s contingent consideration are included within accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition and the associated changes in fair value are included within other income (expense), net in the Consolidated Statements of Operations.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Equity and equity-related securities: Securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation. To the extent these securities are actively traded and valuation adjustments are not applied, they are classified as Level I. Securities that trade in markets that are not considered to be active but are valued based on quoted market prices, dealer quotations or alternative pricing sources supported by observable inputs obtained by the Company from independent pricing services are classified as Level II. Securities that have market prices are not readily available utilize valuation models of third-party pricing service or internal models to determine the fair value and are classified as Level III.
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
In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses. As of December 31, 2021 and 2020, NAV per share represents the fair value of the Company’s investments in partnership interests. Discounted cash flow model has been used to determine the fair value of an investment in a partnership interest held by the Consolidated Funds where NAV per share was not deemed to be representative of fair value.

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

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2021:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$52,397	$—	$52,397
Common stock and other equity securities	—	1,440	108,949	—	110,389
Partnership interests	—	—	2,575	6,016	8,591
Total investments, at fair value	—	1,440	163,921	6,016	171,377
Derivatives-foreign currency forward contracts and interest rate swaps	—	5,682	—	—	5,682
Total assets, at fair value	$—	$7,122	$163,921	$6,016	$177,059
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(328)	$—	$—	$(328)
Contingent consideration	—	—	(57,435)	—	(57,435)
Total liabilities, at fair value	$—	$(328)	$(57,435)	$—	$(57,763)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$525,393	$331,732	$—	$857,125
Loans	—	9,499,469	411,220	—	9,910,689
U.S. Treasury securities	1,000,285	—	—	—	1,000,285
Total fixed income investments	1,000,285	10,024,862	742,952	—	11,768,099
Equity securities	956	133	339,183	—	340,272
Partnership interests	—	—	238,673	469,634	708,307
Total assets, at fair value	$1,001,241	$10,024,995	$1,320,808	$469,634	$12,816,678
Liabilities, at fair value
Derivatives:
Warrants	$(17,822)	$—	$—	$—	$(17,822)
Asset swaps	—	—	(3,105)	—	(3,105)
Total derivative liabilities, at fair value	(17,822)	—	(3,105)	—	(20,927)
Loan obligations of CLOs	—	(10,657,661)	—	—	(10,657,661)
Total liabilities, at fair value	$(17,822)	$(10,657,661)	$(3,105)	$—	$(10,678,588)
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2020:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$53,349	$—	$53,349
Common stock and other equity securities	—	1,007	88,412	—	89,419
Partnership interests	—	—	2,575	1,209	3,784
Total investments, at fair value	—	1,007	144,336	1,209	146,552
Derivatives-foreign currency forward contracts	—	1,440	—	—	1,440
Total assets, at fair value	$—	$2,447	$144,336	$1,209	$147,992
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(1,565)	$—	$—	$(1,565)
Total liabilities, at fair value	$—	$(1,565)	$—	$—	$(1,565)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$397,485	$9	$—	$397,494
Loans	—	9,470,651	542,297	—	10,012,948
Total fixed income investments	—	9,868,136	542,306	—	10,410,442
Equity securities	5,749	239	221,043	—	227,031
Partnership interests	—	—	231,857	7,767	239,624
Total investments, at fair value	5,749	9,868,375	995,206	7,767	10,877,097
Derivatives:
Asset swaps	—	—	1,104	—	1,104
Total assets, at fair value	$5,749	$9,868,375	$996,310	$7,767	$10,878,201
Liabilities, at fair value
Derivatives:
Asset swaps	$—	$—	$(44)	$—	$(44)
Loan obligations of CLOs	—	(9,958,076)	—	—	(9,958,076)
Total liabilities, at fair value	$—	$(9,958,076)	$(44)	$—	$(9,958,120)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2021:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$88,412	$53,349	$2,575	$—	$144,336
Transfer in due to changes in consolidation	—	7,623	—	—	7,623
Established in connection with acquisition	—	—	—	(34,200)	(34,200)
Purchases(1)	19,278	1,689	—	—	20,967
Sales/settlements(2)	—	(13,290)	—	—	(13,290)
Change in fair value	—	—	—	(23,235)	(23,235)
Realized and unrealized appreciation, net	1,259	3,026	—	—	4,285
Balance, end of period	$108,949	$52,397	$2,575	$(57,435)	$106,486
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$1,259	$1,575	$—	$(23,235)	$(20,401)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$221,043	$542,306	$231,857	$1,060	$996,266
Transfer out due to changes in consolidation	(157)	(49,326)	—	—	(49,483)
Transfer in	2,195	59,845	—	—	62,040
Transfer out	(33)	(214,906)	—	—	(214,939)
Purchases(1)	118,963	904,497	15,000	—	1,038,460
Sales/settlements(2)	(1,180)	(512,505)	(45,500)	301	(558,884)
Amortized discounts/premiums	—	1,683	—	—	1,683
Realized and unrealized appreciation (depreciation), net	(1,648)	11,358	37,316	(4,466)	42,560
Balance, end of period	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(848)	$3,886	$37,316	$(3,627)	$36,727

(1)Purchases include paid-in-kind interest and securities received in connection with restructuring.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2020:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$14,704	$69,183	$35,192	$119,079
Transfer in due to changes in consolidation	72,967	6,294	—	79,261
Purchases(1)	—	12,970	—	12,970
Sales/settlements(2)	—	(37,058)	(32,430)	(69,488)
Realized and unrealized appreciation (depreciation), net	741	1,960	(187)	2,514
Balance, end of period	$88,412	$53,349	$2,575	$144,336
Change in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$741	$4,227	$5,511	$10,479

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$85,988	$339,136	$296,012	$(4,106)	$717,030
Transfer in (out) due to changes in consolidation	(635)	403,751	—	—	403,116
Transfer in	32	127,633	—	—	127,665
Transfer out	—	(286,294)	—	—	(286,294)
Purchases(1)	186,881	340,475	66,000	—	593,356
Sales/settlements(2)	(10,997)	(370,966)	(141,025)	(911)	(523,899)
Amortized discounts/premiums	—	1,049	—	389	1,438
Realized and unrealized appreciation (depreciation), net	(40,226)	(12,478)	10,870	5,688	(36,146)
Balance, end of period	$221,043	$542,306	$231,857	$1,060	$996,266
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(44,877)	$(5,736)	$10,870	$3,595	$(36,148)

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2021:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities	$14,610	Transaction price(1)	N/A	N/A	N/A
	50,690	Discounted Cash Flow	Discount Rates	14.0% - 20.0%	14.3%
	43,649	Market Approach	Multiple of Book Value	1.4x	1.4x
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	30,815	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,582	Other	N/A	N/A	N/A
Total assets	$163,921
Liabilities
Contingent consideration	$(9,562)	Monte Carlo simulation	Discount Rates	8.5%	8.5%
			Volatility	18%	18%
	(47,873)	Other	N/A	N/A	N/A
Total liabilities	$(57,435)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,261	Market approach	EBITDA multiple(2)	1.0x - 64.4x	17.5x
	140,185	Market approach	Multiple of Book Value	1.0x - 1.2x	1.1x
	123,685	Discounted cash flow	Discount rate	20.0%	20.0%
	11	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	74,041	Transaction price(1)	N/A	N/A	N/A
Partnership interest	238,673	Discounted cash flow	Discount rate	23.4%	23.4%
Fixed income securities
	614,754	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	128,198	Income approach	Yield	3.5%-16.2%	6.7%
Total assets	$1,320,808
Liabilities
Derivative instruments	$(3,105)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,105)

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

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $6.0 million and $1.2 million as of December 31, 2021 and 2020. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company's control. As of December 31, 2021, these investments had a fair value of $469.6 million and unfunded commitments of $1,200.0 million.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
7. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company and the Consolidated Funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against interest rate and foreign exchange risk. The derivative instruments are not designated as hedging instruments under the accounting standards for derivatives and hedging. These derivative instruments include foreign currency forward contracts, interest rate swaps, asset swaps and warrants.
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of December 31, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign currency forward contracts and interest rate swaps	$409,018	$5,682	$11,011	$328	$30,040	$1,440	$39,362	$1,565
Total derivatives, at fair value(2)	$409,018	$5,682	$11,011	$328	$30,040	$1,440	$39,362	$1,565

	As of December 31, 2021				As of December 31, 2020
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Warrants	$—	$—	$230,000	$17,822	$—	$—	$—	$—
Asset swaps	56,000	—	49,516	3,105	7,600	1,104	540	44
Total derivatives, at fair value(3)	$56,000	$—	$279,516	$20,927	$7,600	$1,104	$540	$44

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of December 31, 2021 and 2020, the Company had the right to, but elected not to, offset $0.3 million and $1.6 million of its derivative liabilities.
(3)As of December 31, 2021 and 2020, the Consolidated Funds offset $0.1 million and $0.4 million of their derivative assets and liabilities, respectively.

The following tables present a summary of net realized gains (losses) and unrealized appreciation (depreciation) on the Company's and Consolidated Funds' derivative instruments that are included within net realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations:

	For the Year Ended December 31,
The Company	2021	2020	2019
Net realized gains on foreign currency forward contracts and interest rate swaps	$451	$277	$2,284
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts and interest rate swaps	5,441	(4,060)	3,713

	For the Year Ended December 31,
Consolidated Funds	2021	2020	2019
Net realized gains (losses) on derivatives of Consolidated Funds
Foreign currency forward contracts	$—	$5	$8
Asset swaps	(978)	(687)	(1,197)
Net realized gains (losses) on derivatives of Consolidated Funds	$(978)	$(682)	$(1,189)
Net change in unrealized appreciation (depreciation) on derivatives of Consolidated Funds
Foreign currency forward contracts	$—	$3	$(20)
Warrants	21,557	—	—
Asset swaps	(4,164)	5,171	(4,751)
Net change in unrealized appreciation (depreciation) on derivatives of Consolidated Funds	$17,393	$5,174	$(4,771)
.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of December 31,
				2021		2020
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolver	3/31/2026	N/A	$415,000	1.25%	$—	—%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	247,979	4.21	247,285	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,156	3.28	395,713	3.28
2051 Subordinated Notes(4)	6/30/2021	6/30/2051	450,000	444,574	4.13	—	—
Total debt obligations				$1,503,709		$642,998

(1)The AOG entities are borrowers under the Credit Facility, which provides a $1.090 billion revolving line of credit. It has a variable interest rate based on LIBOR or a base rate plus an applicable margin with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. On March 31, 2021, the Company amended the Credit Facility to, among other things, extend the maturity date from March 2025 to March 2026. As of December 31, 2021, base rate loans bear interest calculated based on the base rate plus 0.125% and the LIBOR rate loans bear interest calculated based on LIBOR plus 1.125%. The unused commitment fee is 0.10% per annum. There is a base rate and LIBOR floor of zero.
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
(4)The 2051 Subordinated Notes were issued in June 2021 by Ares Finance Co. III LLC, an indirect subsidiary of the Company with interest paid semi-annually at a fixed-rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the 2051 Subordinated Notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the 2051 Subordinated Notes.

As of December 31, 2021, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024 and 2030 Senior Notes (the “Senior Notes”) and 2051 Subordinated Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included in other assets in the Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense in the Consolidated Statements of Operations.
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2019	$5,255	$1,102	$—
Debt issuance costs incurred	1,217	3,624	—
Amortization of debt issuance costs	(1,240)	(443)	—
Unamortized debt issuance costs as of December 31, 2020	$5,232	$4,283	$—
Debt issuance costs incurred	1,282	—	5,518
Amortization of debt issuance costs	(1,240)	(594)	(92)
Unamortized debt issuance costs as of December 31, 2021	$5,274	$3,689	$5,426

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of December 31,
	2021			2020
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$10,031,419	$10,016,638	9.4	$9,796,442	$9,665,804	10.1
Subordinated notes(2)	792,575	641,023	8.1	482,391	292,272	10.2
Total loan obligations of Consolidated CLOs	$10,823,994	$10,657,661		$10,278,833	$9,958,076

(1)As of December 31, 2021 and 2020, original borrowings under the senior secured notes totaled $10.0 billion with various maturity dates ranging from September 2026 to July 2034 and $9.8 billion with various maturity dates ranging from July 2028 to October 2033, respectively. The weighted average interest rate as of December 31, 2021 and 2020, were 1.93% and 1.89%, respectively.
(2)As of December 31, 2021 and 2020, original borrowings under the subordinated notes totaled $792.6 million, with various maturity dates ranging from September 2026 to July 2034 and $482.4 million with various maturity dates ranging from July 2028 to October 2033, respectively. The notes do not have contractual interest rates; instead, holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of December 31, 2021 and 2020, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities and term loan outstanding:

			As of December 31,
			2021		2020
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	10/13/2022	$112,817	$71,500	1.59%	$71,500	1.59%
	7/1/2023	18,000	16,271	1.73	17,909	1.75
	1/15/2022(2)	—	—	—	32,500	2.75
	7/23/2024	75,000	40,000	3.09	N/A	N/A
	9/24/2026	150,000	—	N/A	N/A	N/A
Total borrowings of Consolidated Funds			$127,771		$121,909

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.
(2)On July 23, 2021, the credit facility was terminated at the Consolidated Fund’s discretion.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. OTHER ASSETS

The components of other assets were as follows:

	As of December 31,
	2021	2020
Other assets of the Company:
Accounts and interest receivable	$159,757	$45,494
Fixed assets, net	71,260	60,874
Deferred tax assets, net	39,398	70,026
Goodwill	787,972	371,047
Other assets	64,340	42,891
Total other assets of the Company	$1,122,727	$590,332
Other assets of Consolidated Funds:
Dividends and interest receivable	$36,350	$30,413
Income tax and other receivables	3,080	5,089
Total other assets of Consolidated Funds	$39,430	$35,502

Fixed Assets, Net
The components of fixed assets were as follows:

	As of December 31,
	2021	2020
Office and computer equipment	$31,963	$28,068
Internal-use software	53,048	47,456
Leasehold improvements	74,677	57,505
Fixed assets, at cost	159,688	133,029
Less: accumulated depreciation	(88,428)	(72,155)
Fixed assets, net	$71,260	$60,874

For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $22.1 million, $19.0 million and $17.1 million, respectively, and is included in general, administrative and other expense in the Consolidated Statements of Operations. During 2021, the Company disposed of $5.7 million of fixed assets that were fully depreciated.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
10. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Consolidated Statements of Financial Condition. As of December 31, 2021, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of December 31, 2021 and 2020, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $677.3 million and $784.2 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of December 31, 2021, the Company’s maximum exposure from guarantees was $209.7 million. The total amount guaranteed was not material as of December 31, 2020.
Contingent Liabilities
In connection with the Landmark Acquisition, the Company established a management incentive program (the “Landmark MIP”) with certain professionals of Landmark. The Landmark MIP represents a contingent liability not to exceed $300.0 million and is based on the achievement of revenue targets from the fundraising of certain Landmark funds during a measurement period.
The Company expects to settle this liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash component is recognized ratably over the measurement period, which will end on the earlier of the final fundraising date or December 31, 2022. Expense associated with the equity component is recognized ratably over the service period, which will continue for four years beyond the measurement period end date. The Landmark MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Consolidated Statements of Operations. At the measurement period end date, the cash component will be paid and restricted units for the balance of the Landmark MIP will be granted at fair value. The unpaid liability at the measurement period end date will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Landmark MIP at the measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of December 31, 2021, the fair value of the contingent liability was estimated to be $145.7 million. Compensation expense of $21.0 million for the period from June 2, 2021 through December 31, 2021 was recorded in the Consolidated Statements of Operations.
The purchase agreement with Black Creek contains provisions obligating the Company to make payments in an aggregate amount not to exceed $275.0 million to certain senior professionals and advisors upon the achievement of certain revenue targets through a measurement period no later than December 31, 2024. Because these future payments require continued service through the measurement period, this consideration is accounted for as compensation expense instead of as purchase consideration. The fair value of this contingent liability is remeasured at each reporting date with compensation expense recorded ratably over the service period, which is the Black Creek Acquisition date through the measurement period end date. As of December 31, 2021, the fair value of the contingent liability was $229.5 million. For the period from July 1, 2021 through December 31, 2021, the fair value of the contingent liability has increased by $45.9 million which has been recorded as an increase to compensation and benefits expense within the Consolidated Statements of Operations with an equal offset presented within accrued compensation in the Consolidated Statements of Financial Condition.

The purchase agreement with Black Creek also contains a provision obligating the Company to make a payment to the sellers equal to 50% of the incentive fees realized for certain Black Creek funds for the year ended December 31, 2021. The fair value of this contingent obligation as of the acquisition date was $28.6 million. The contingent obligation is subject to

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
remeasurement until settlement and changes in fair value from the acquisition date are recorded within other income (expense), net within the Consolidated Statements of Operations. As of December 31, 2021, the fair value of the contingent obligation was $47.9 million and recorded within due to affiliates within the Consolidated Statements of Financial Condition.

Carried Interest
Carried interest is affected by changes in the fair values of the underlying investments in the funds that are advised by the Company. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, public equity market volatility, industry trading multiples and interest rates. Generally, if at the termination of a fund (and increasingly at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company will be obligated to repay carried interest that was received by the Company in excess of the amounts to which the Company is entitled. This contingent obligation is normally reduced by income taxes paid by the Company related to its carried interest.
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
Additionally, at the end of the life of the funds there could be a payment due to a fund by the Company if the Company has recognized more carried interest than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of the fund.
At December 31, 2021 and 2020, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $194.6 million and $326.4 million, respectively, of which approximately $153.3 million and $252.4 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2021 and 2020, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 12 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of December 31,
	Classification	2021	2020
Operating lease assets	Right-of-use operating lease assets	$167,652	$154,742
Finance lease assets	Other assets(1)	1,011	1,386
Total lease assets		$168,663	$156,128

Operating lease liabilities	Operating lease liabilities	$205,075	$180,236
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	936	1,273
Total lease liabilities		$206,011	$181,509

(1) Finance lease assets are recorded net of accumulated amortization of $1.6 million and $1.0 million as of December 31, 2021 and 2020, respectively.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Maturity of lease liabilities	Operating Leases	Finance Leases
2022	$42,865	$624
2023	39,015	163
2024	36,994	162
2025	36,177	11
2026	26,995	—
After 2026	39,246	1
Total future payments	221,292	961
Less: interest	16,217	25
Total lease liabilities	$205,075	$936

		Year ended December 31,
	Classification	2021	2020	2019
Operating lease expense	General, administrative and other expenses	$38,135	$31,713	$28,814
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	561	469	304
Interest on finance lease liabilities	Interest expense	27	43	39
Total lease expense		$38,723	$32,225	$29,157

	Year ended December 31,
Other information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$37,500	$32,121	$31,509
Operating cash flows for finance leases	39	53	58
Financing cash flows for finance leases	535	460	311
Leased assets obtained in exchange for new finance lease liabilities	189	—	778
Leased assets obtained in exchange for new operating lease liabilities	57,624	36,935	49,833

	As of December 31,
Lease term and discount rate	2021	2020
Weighted-average remaining lease terms (in years):
Operating leases	6.0	6.0
Finance leases	1.8	2.6
Weighted-average discount rate:
Operating leases	1.81%	3.59%
Finance leases	2.94%	3.26%

11. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates. The related accounts receivable are included within due from affiliates within the Consolidated Statements of Financial Condition, except that accrued carried interest allocations, which is predominantly due from affiliated funds, is presented separately within investments in the Consolidated Statements of Financial Condition.
The Company has investment management agreements with the Ares Funds that it manages. In accordance with these agreements, these Ares Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Ares Funds.
The Company also has entered into agreements to be reimbursed for its expenses incurred in providing administrative services to certain related parties, including ARCC, ACRE, ARDC, Ivy Hill Asset Management, L.P., ACF FinCo I L.P. and CION Ares Diversified Credit Fund. As a result of the Black Creek Acquisition, the Company is party to agreements with each Black Creek fund to provide various services, such as administration, acquisition, development, property management, fees

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
from the distribution of shares in our non-traded REITs, among others. The Company is also party to agreements with certain private funds that pay administrative fees based on invested capital.

Employees and other related parties may be permitted to participate in co-investment vehicles that generally invest in Ares funds alongside fund investors. Participation is limited by law to individuals who qualify under applicable securities laws. These co-investment vehicles generally do not require these individuals to pay management fees, carried interest or incentive fees.
Carried interest and incentive fees from the funds can be distributed to professionals or their related entities on a current basis, subject, in the case of carried interest programs, to repayment by the subsidiary of the Company that acts as general partner of the relevant fund in the event that certain specified return thresholds are not ultimately achieved. The professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several, and not joint, and are limited to distributions received by the relevant recipient.
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of December 31,
	2021	2020
Due from affiliates:
Management fees receivable from non-consolidated funds	$372,249	$308,581
Incentive fee receivable from non-consolidated funds	211,243	21,495
Payments made on behalf of and amounts due from non-consolidated funds and employees	86,891	75,811
Due from affiliates—Company	$670,383	$405,887
Amounts due from non-consolidated funds	$7,234	$17,172
Due from affiliates—Consolidated Funds	$7,234	$17,172
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$10,160	$4,808
Tax receivable agreement liability	100,542	62,505
Undistributed carried interest and incentive fees	66,494	27,322
Payments made by non-consolidated funds on behalf of and payable by the Company	21,357	5,551
Due to affiliates—Company	$198,553	$100,186

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
The provision for income taxes attributable to the Company and the Consolidated Funds, consisted of the following:

	For the Year Ended December 31,
Provision for Income Taxes	2021	2020	2019
The Company
Current:
U.S. federal income tax expense	$40,861	$23,845	$32,012
State and local income tax expense	12,121	6,714	6,940
Foreign income tax expense	11,684	9,141	6,103
	64,666	39,700	45,055
Deferred:
U.S. federal income tax expense	68,201	12,451	8,820
State and local income tax expense	13,040	1,952	1,001
Foreign income tax expense (benefit)	1,390	772	(1,970)
	82,631	15,175	7,851
Total:
U.S. federal income tax expense	109,062	36,296	40,832
State and local income tax expense	25,161	8,666	7,941
Foreign income tax expense	13,074	9,913	4,133
Income tax expense	147,297	54,875	52,906

Consolidated Funds
Current:
Foreign income tax expense (benefit)	88	118	(530)
Income tax expense (benefit)	88	118	(530)

Total Provision for Income Taxes
Total current income tax expense	64,754	39,818	44,525
Total deferred income tax expense	82,631	15,175	7,851
Income tax expense	$147,385	$54,993	$52,376

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The effective income tax rate differed from the federal statutory rate for the following reasons:

	For the Year Ended December 31,
	2021	2020	2019
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
Income passed through to non-controlling interests	(9.2)	(8.2)	(10.4)
State and local taxes, net of federal benefit	1.9	1.8	1.9
Foreign taxes	(0.1)	0.3	0.3
Permanent items	(0.3)	(0.5)	(0.4)
Disallowed executive compensation	0.7	—	—
Other, net	(0.2)	(0.2)	(0.1)
Valuation allowance	—	0.3	—
Total effective rate	13.8%	14.5%	12.3%

Deferred Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2021 and 2020. Deferred tax assets, net are included within other assets on the Consolidated Statements of Financial Condition.

	As of December 31,
Deferred Tax Assets and Liabilities of the Company	2021	2020
Deferred tax assets
Amortizable tax basis for AOG unit exchanges	$108,644	$67,571
Net operating losses	1,292	1,292
Other, net	6,101	6,563
Total gross deferred tax assets	116,037	75,426
Valuation allowance	(1,010)	(1,010)
Total deferred tax assets, net	115,027	74,416
Deferred tax liabilities
Investment in partnerships	(75,629)	(4,390)
Total deferred tax liabilities	(75,629)	(4,390)
Net deferred tax assets	$39,398	$70,026

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
As of December 31, 2021 and 2020, the valuation allowance for deferred tax assets is $1.0 million. The deferred tax assets related to operating losses in foreign jurisdictions do not meet the more likely than not threshold and have a valuation allowance recorded for the net balance.

As of, and for the three years ended December 31, 2021, 2020 and 2019, the Company had no significant uncertain tax positions.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
13. EARNINGS PER SHARE
For the year ended December 31, 2021, the Company had Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes. Additional information on the issuance of the non-voting common stock is discussed in “Note 15. Equity and Redeemable Interest”.

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the years ended December 31, 2021, 2020 and 2019, the treasury stock method was the more dilutive method. No participating securities had rights to undistributed earnings during any period presented.

The computation of diluted earnings per share excludes the following restricted units and AOG units as their effect would have been anti-dilutive:

	Year ended December 31,
	2021	2020	2019
Restricted units	132	16,599	82
AOG Units	116,226,798	115,126,565	116,802,160

The following table presents the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2021	2020	2019
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$386,748	$130,442	$127,184
Distributions on unvested restricted units	(10,986)	(10,454)	(7,670)
Undistributed earnings allocable to participating unvested restricted units	(7,138)	—	—
Net income available to Class A and non-voting common stockholders	$368,624	$119,988	$119,514
Basic weighted-average shares of Class A and non-voting common stock	163,703,626	135,065,436	107,914,953
Basic earnings per share of Class A and non-voting common stock	$2.24	$0.89	$1.11

Diluted earnings per share of Class A and non-voting common stock:
Net income available to Class A and non-voting common stockholders	$386,748	$130,442	$127,184
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$386,748	$130,442	$127,184
Effect of dilutive shares:
Restricted units	11,209,144	9,207,639	7,838,200
Options	5,199,501	5,235,423	4,124,276
Diluted weighted-average shares of Class A and non-voting common stock	180,112,271	149,508,498	119,877,429
Diluted earnings per share of Class A and non-voting common stock	$2.15	$0.87	$1.06

Dividend declared and paid per Class A and non-voting common stock	$1.88	$1.60	$1.28
14. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Equity Incentive Plan. The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2021, the total number of shares available for issuance under the Equity Incentive Plan reset to 44,510,451 shares and as of December 31, 2021, 38,851,930 shares remained available for issuance.

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
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Year ended December 31,
	2021	2020	2019
Restricted units	$170,980	$115,680	$88,979
Restricted units with a market condition	66,211	7,263	3,613
Options	—	43	4,362
Phantom Shares	—	—	737
Equity-based compensation expense	$237,191	$122,986	$97,691

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

Restricted units are delivered net of the holder's payroll related taxes upon vesting. For the year ended December 31, 2021, 8.3 million restricted units vested and 4.5 million shares of Class A common stock were delivered to the holders. For the year ended December 31, 2020, 5.5 million restricted units vested and 3.1 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the year ended December 31, 2021, the Company declared dividends totaling $1.88 per share to Class A common stockholders, which was comprised of $0.47 per share to Class A common stockholders at the close of business on March 17, 2021, June 16, 2021, September 16, 2021 and December 17, 2021. For the year ended December 31, 2021, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $28.1 million, which are presented as dividends within the Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense in the Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2021	16,299,664	$24.30
Granted	9,683,848	46.19
Vested	(6,397,649)	20.78
Forfeited	(1,262,827)	30.51
Balance - December 31, 2021	18,323,036	$36.43

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $462.0 million as of December 31, 2021 and is expected to be recognized over the remaining weighted average period of 3.24 years.

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

Below is a summary of the significant assumptions used to estimate the grant date fair value of market condition awards:

Closing price of the Company's common shares as of valuation date	$45.76
Risk-free interest rate	0.88%
Volatility	35.0%
Dividend yield	3.5%
Cost of equity	10.0%

The following table presents the market condition awards' activity:

	Market Condition Awards Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2021	—	$—
Granted	2,150,000	32.86
Vested	(2,037,500)	33.14
Forfeited	(112,500)	27.75
Balance - December 31, 2021	—	$—

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
During the year ended December 31, 2021, the market-priced vesting condition was met for all four tranches of the market condition awards and resulted in the acceleration of $43.4 million of compensation expense.
Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one share of Class A common stock at the stated exercise price. The term of the options is generally ten years, beginning on the grant date.
A summary of options activity during the year ended December 31, 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2021	8,312,203	$18.99	3.4	$233,251
Granted	—	—	—	—
Exercised	(2,005,921)	18.95	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - December 31, 2021	6,306,282	$19.00	2.3	$392,692
Exercisable at December 31, 2021	6,306,282	$19.00	2.3	$392,692

Net cash proceeds from exercises of stock options were $37.2 million for the year ended December 31, 2021. The Company realized tax benefits of approximately $14.3 million from those exercises.

Aggregate intrinsic value represents the value of the Company’s closing share price of Class A common stock on the last trading day of the period in excess of the weighted-average exercise price multiplied by the number of options exercisable or expected to vest.
15. EQUITY AND REDEEMABLE INTEREST
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
The Company has a stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The renewal of the program is

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
subject to authorization by the Company's board of directors on an annual basis. As of December 31, 2021, the program was scheduled to expire in February 2022, and the renewal was subsequently authorized by the Company’s board of directors and will expire in March 2023. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares as part of the stock repurchase program.
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

Offering expenses for the Private Placement and Offering amounted to approximately $0.7 million. The expenses have been recorded as a reduction in the proceeds received and are presented on a net basis together with issuances of common stock in additional paid-in-capital within the Consolidated Statements of Changes in Equity.

The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - January 1, 2021	147,182,562	—	1,000	112,447,618	259,631,180
Issuance of stock(1)	12,159,200	3,489,911	—	8,744,296	24,393,407
Exchanges of AOG Units	2,524,292	—	—	(2,524,292)	—
Redemptions of AOG Units	—	—	—	(58,290)	(58,290)
Stock option exercises, net of shares withheld for tax	1,976,520	—	—	—	1,976,520
Vesting of restricted stock awards, net of shares withheld for tax	4,508,731	—	—	—	4,508,731
Balance - December 31, 2021	168,351,305	3,489,911	1,000	118,609,332	290,451,548

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of December 31, 2021		As of December 31, 2020		Year ended December 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2021	2020	2019
Ares Management Corporation	171,841,216	59.16%	147,182,562	56.69%	58.48%	53.98%	48.02%
Ares Owners Holdings, L.P.	118,609,332	40.84	112,447,618	43.31	41.52	46.02	51.98
Total	290,450,548	100.00%	259,630,180	100.00%

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

Preferred Stock

As of December 31, 2020, the Company had 12,400,000 shares of the Series A Preferred Stock outstanding. As declared by the Company’s board of directors, dividends on the Series A Preferred Stock were payable quarterly at a rate per annum equal to 7.00%.
On June 30, 2021 (the “Redemption Date”), the Company redeemed all shares of the Series A Preferred Stock outstanding at a redemption price per share of $25.00. The redemption price did not include any accrued dividends as the Redemption Date occurred on the dividend payment date. On the Redemption Date, the Company paid $310.0 million for the redemption of the Series A Preferred Stock and $5.4 million for the previously announced dividend of $0.4375 per share. The excess of the redemption price over the carrying value of the Series A Preferred Stock of approximately $11.2 million relates to the original issuance costs and is presented as a reduction to net income available to common stockholders and to non-controlling interests in AOG entities within the Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Opening balance at July 1, 2020	$99,804
Net loss	(976)
Currency translation adjustment, net of tax	1,538
Balance - December 31, 2020	$100,366
Net loss	(1,341)
Currency translation adjustment, net of tax	(627)
Distribution	(2,390)
Balance- December 31, 2021	$96,008

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - January 1, 2021	$—
Change in redemption value	1,000,000
Balance - December 31, 2021	$1,000,000

16. SEGMENT REPORTING
The Company operates through its distinct operating segments that are summarized below:
Credit Group: The Credit Group manages credit strategies across the liquid and illiquid spectrum, including syndicated loans, high yield bonds, multi-asset credit, alternative credit investments and direct lending.

Private Equity Group: The Private Equity Group manages investment strategies broadly categorized its investment activities into three strategies: Corporate Private Equity, Special Opportunities and Infrastructure and Power.

Real Estate Group: The Real Estate Group manages comprehensive real estate equity and debt strategies, focusing on activities categorized as core, value-add, and opportunistic.

Secondary Solutions Group: The Secondary Solutions Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure.

Strategic Initiatives: Strategic Initiatives represents an all-other category that includes operating segments and strategic investments that seek to expand the Company's reach and its scale in new and existing global markets.

The OMG consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to the Company’s reportable segments but the Company does consider the cost structure of the OMG when evaluating its financial performance.
Segment Profit Measures: These measures supplement and should be considered in addition to, and not in lieu of, the Consolidated Statements of Operations prepared in accordance with GAAP.
Fee related earnings (“FRE”) is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income from the Consolidated Funds and non-consolidated funds and certain other items that the Company believes are not indicative of its core operating performance. Beginning in the fourth quarter of 2021, fee related performance revenues, together with fee related performance compensation, has been presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and received on a recurring basis and not dependent on realization events from the underlying investments. Fee related performance revenues and fee related performance compensation were previously presented within realized net performance income. Historical periods have been modified to conform to the current period presentation.
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of the Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI also includes deferred placement fees, which represent the portion of placement fees that are deferred and amortized over the expected life of each fund's life for segment purposes but have been expensed under US GAAP. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Year ended December 31, 2021
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$1,070,608	$231,282	$168,838	$97,945	$66,604	$1,635,277	$—	$1,635,277
Fee related performance revenues	86,480	—	51,399	—	—	137,879	—	137,879
Other fees	27,103	1,126	12,982	—	82	41,293	8,478	49,771
Compensation and benefits	(410,394)	(92,485)	(113,350)	(25,215)	(26,673)	(668,117)	(226,725)	(894,842)
General, administrative and other expenses	(54,686)	(25,044)	(20,762)	(6,862)	(7,778)	(115,132)	(100,645)	(215,777)
Fee related earnings	719,111	114,879	99,107	65,868	32,235	1,031,200	(318,892)	712,308
Performance income—realized	207,446	171,637	95,270	70	4	474,427	—	474,427
Performance related compensation—realized	(131,900)	(137,576)	(59,056)	(49)	(2)	(328,583)	—	(328,583)
Realized net performance income	75,546	34,061	36,214	21	2	145,844	—	145,844
Investment income—realized	1,989	9,259	4,687	19	13	15,967	—	15,967
Interest and other investment income—realized	20,377	12,819	5,947	2,261	3,948	45,352	226	45,578
Interest expense	(8,038)	(8,811)	(5,508)	(836)	(13,031)	(36,224)	(536)	(36,760)
Realized net investment income (loss)	14,328	13,267	5,126	1,444	(9,070)	25,095	(310)	24,785
Realized income	$808,985	$162,207	$140,447	$67,333	$23,167	$1,202,139	$(319,202)	$882,937

	Year ended December 31, 2020
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$841,138	$221,160	$97,680	$—	$26,587	$1,186,565	$—	$1,186,565
Fee related performance revenues	22,160	—	827	—	—	22,987	—	22,987
Other fees	18,644	178	974	—	152	19,948	—	19,948
Compensation and benefits	(320,111)	(90,129)	(53,511)	—	(6,442)	(470,193)	(155,979)	(626,172)
General, administrative and other expenses	(53,997)	(22,145)	(12,251)	—	(2,926)	(91,319)	(80,778)	(172,097)
Fee related earnings	507,834	109,064	33,719	—	17,371	667,988	(236,757)	431,231
Performance income—realized	70,148	392,635	61,446	—	—	524,229	—	524,229
Performance related compensation—realized	(44,582)	(315,905)	(38,975)	—	—	(399,462)	—	(399,462)
Realized net performance income	25,566	76,730	22,471	—	—	124,767	—	124,767
Investment income (loss)—realized	(2,309)	29,100	3,146	—	13	29,950	(5,698)	24,252
Interest and other investment income (expense)—realized	16,314	5,987	4,056	—	996	27,353	(739)	26,614
Interest expense	(8,722)	(8,186)	(5,200)	—	(1,465)	(23,573)	(1,335)	(24,908)
Realized net investment income (loss)	5,283	26,901	2,002	—	(456)	33,730	(7,772)	25,958
Realized income	$538,683	$212,695	$58,192	$—	$16,915	$826,485	$(244,529)	$581,956

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year Ended December 31, 2019
	Credit Group	Private Equity Group	Real Estate Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$713,853	$211,614	$87,063	$—	$—	$1,012,530	$—	$1,012,530
Fee related performance revenues	52,715	—	1,592	—	—	54,307	—	54,307
Other fees	17,124	162	792	—	—	18,078	—	18,078
Compensation and benefits	(292,733)	(78,259)	(50,080)	—	—	(421,072)	(139,162)	(560,234)
General, administrative and other expenses	(55,103)	(19,098)	(13,249)	—	—	(87,450)	(91,292)	(178,742)
Fee related earnings	435,856	114,419	26,118	—	—	576,393	(230,454)	345,939
Performance income—realized	51,727	264,439	32,045	—	—	348,211	—	348,211
Performance related compensation—realized	(30,570)	(211,550)	(16,235)	—	—	(258,355)	—	(258,355)
Realized net performance income	21,157	52,889	15,810	—	—	89,856	—	89,856
Investment income—realized	2,457	47,696	8,020	—	—	58,173	—	58,173
Interest and other investment income (expense) —realized	18,670	5,046	5,633	—	—	29,349	(160)	29,189
Interest expense	(6,497)	(7,486)	(3,824)	—	—	(17,807)	(1,864)	(19,671)
Realized net investment income (loss)	14,630	45,256	9,829	—	—	69,715	(2,024)	67,691
Realized income	$471,643	$212,564	$51,757	$—	$—	$735,964	$(232,478)	$503,486

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Year ended December 31,
	2021	2020	2019
Segment revenues
Management fees	$1,635,277	$1,186,565	$1,012,530
Fee related performance revenues	137,879	22,987	54,307
Other fees	41,293	19,948	18,078
Performance income—realized	474,427	524,229	348,211
Total segment revenues	$2,288,876	$1,753,729	$1,433,126
Segment expenses
Compensation and benefits	$668,117	$470,193	$421,072
General, administrative and other expenses	115,132	91,319	87,450
Performance related compensation—realized	328,583	399,462	258,355
Total segment expenses	$1,111,832	$960,974	$766,877
Segment realized net investment income
Investment income—realized	$15,967	$29,950	$58,173
Interest and other investment income —realized	45,352	27,353	29,349
Interest expense	(36,224)	(23,573)	(17,807)
Total segment realized net investment income	$25,095	$33,730	$69,715
The following table reconciles the Company's consolidated revenues to segment revenue:

	Year ended December 31,
	2021	2020	2019
Total consolidated revenue	$4,212,091	$1,764,046	$1,765,438
Performance (income) loss—unrealized	(1,744,056)	7,554	(303,142)
Management fees of Consolidated Funds eliminated in consolidation	44,896	45,268	34,920
Incentive fees of Consolidated Funds eliminated in consolidation	5,458	141	13,851
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,483	15,824	12,641
Administrative fees(1)	(49,223)	(36,512)	(31,629)
OMG revenue	(8,478)	—	—
Performance income (loss) reclass(2)	1,434	(3,726)	740
Acquisition-related incentive fees(3)	(47,873)	—	—
Principal investment income, net of eliminations	(99,433)	(28,552)	(56,555)
Net income of non-controlling interests in consolidated subsidiaries	(30,423)	(10,314)	(3,138)
Total consolidation adjustments and reconciling items	(1,923,215)	(10,317)	(332,312)
Total segment revenue	$2,288,876	$1,753,729	$1,433,126

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
(3)Represents a component of the purchase price from incentive fees associated with one-time contingent consideration recorded in connection with the Black Creek Acquisition. 100% of the fees recognized in 2021 is presented within incentive fees in the Company’s Consolidated Statements of Operations of which 50% is included on an unconsolidated basis.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company's consolidated expenses to segment expenses:

	Year ended December 31,
	2021	2020	2019
Total consolidated expenses	$3,410,083	$1,450,486	$1,462,797
Performance related compensation-unrealized	(1,316,205)	11,552	(206,799)
Expenses of Consolidated Funds added in consolidation	(113,024)	(65,527)	(90,816)
Expenses of Consolidated Funds eliminated in consolidation	50,538	45,408	48,771
Administrative fees(1)	(49,223)	(36,512)	(31,629)
OMG expenses	(327,370)	(236,757)	(230,454)
Acquisition and merger-related expense	(21,162)	(11,124)	(16,266)
Equity compensation expense	(237,191)	(122,986)	(97,691)
Acquisition-related compensation expense(2)	(66,893)	—	—
Deferred placement fees	(78,883)	(19,329)	(24,306)
Depreciation and amortization expense	(106,705)	(40,662)	(40,602)
Expense of non-controlling interests in consolidated subsidiaries	(32,133)	(13,575)	(6,128)
Total consolidation adjustments and reconciling items	(2,298,251)	(489,512)	(695,920)
Total segment expenses	$1,111,832	$960,974	$766,877

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents components of the purchase agreements associated with contingent obligations resulting from the Landmark Acquisition and the Black Creek Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Consolidated Statements of Operations.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Year ended December 31,
	2021	2020	2019
Total consolidated other income	$263,682	$65,918	$122,539
Investment (income) loss—unrealized	(58,694)	47,317	26,620
Interest and other investment (income) loss—unrealized	6,249	(12,134)	9,061
Other income from Consolidated Funds added in consolidation, net	(256,375)	(70,994)	(117,405)
Other expense from Consolidated Funds eliminated in consolidation, net	(2,868)	(14,053)	(12,991)
OMG other income	(1,368)	(927)	(1,190)
Performance (income) loss reclass(1)	(1,434)	3,726	(740)
Principal investment income	120,896	4,044	44,320
Other (income) expense, net	(19,886)	10,277	(460)
Other (income) loss of non-controlling interests in consolidated subsidiaries	(25,107)	556	(39)
Total consolidation adjustments and reconciling items	(238,587)	(32,188)	(52,824)
Total segment realized net investment income	$25,095	$33,730	$69,715

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to segment results of RI and FRE:

	Year ended December 31,
	2021	2020	2019
Income before taxes	$1,065,690	$379,478	$425,180
Adjustments:
Depreciation and amortization expense	106,705	40,662	40,602
Equity compensation expense	237,191	122,986	97,691
Acquisition-related compensation expense(1)	66,893	—	—
Acquisition-related incentive fees(2)	(47,873)	—	—
Acquisition and merger-related expense	21,162	11,194	16,266
Deferred placement fees	78,883	19,329	24,306
OMG expense, net	317,524	235,830	229,264
Other (income) expense, net	(19,886)	10,207	(460)
Net (income) expense of non-controlling interests in consolidated subsidiaries	(23,397)	3,817	2,951
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(120,457)	(28,203)	(39,174)
Total performance (income) loss—unrealized	(1,744,056)	7,554	(303,142)
Total performance related compensation—unrealized	1,316,205	(11,552)	206,799
Total investment (income) loss—unrealized	(52,445)	35,183	35,681
Realized income	1,202,139	826,485	735,964
Total performance income—realized	(474,427)	(524,229)	(348,211)
Total performance related compensation—realized	328,583	399,462	258,355
Total investment income—realized	(25,095)	(33,730)	(69,715)
Fee related earnings	$1,031,200	$667,988	$576,393

(1)Represents components of the purchase agreements associated with contingent obligations resulting from the Landmark Acquisition and the Black Creek Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Consolidated Statements of Operations.
(2)Represents a component of the purchase price from incentive fees associated with one-time contingent consideration recorded in connection with the Black Creek Acquisition. 100% of the fees recognized in 2021 is presented within incentive fees in the Company’s Consolidated Statements of Operations of which 50% is included on an unconsolidated basis.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
17. CONSOLIDATION
Deconsolidated Funds
Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (a) such funds have been liquidated or dissolved; or (b) the Company is no longer deemed to be the primary beneficiary of the VIEs as it no longer has a significant economic interest. During the year ended December 31, 2021, no entities were liquidated/dissolved and one CLO experienced a significant change in ownership that resulted in deconsolidation of the entity during the period. During the year ended December 31, 2020, one entity was liquidated/dissolved and one CLO experienced a significant change in ownership that resulted in deconsolidation of the entity during the period. During the year ended December 31, 2019 two entities were liquidated/dissolved and two entities experienced a significant change in ownership or control that resulted in deconsolidation during each of the periods. For deconsolidated funds, the Company will continue to serve as the general partner and/or investment manager until such funds are fully liquidated.
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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of December 31,
	2021	2020
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$353,768	$224,203
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	583,192	391,963
Assets of consolidated VIEs	13,197,321	11,580,003
Liabilities of consolidated VIEs	12,018,655	10,716,438

(1)As of December 31, 2021 and 2020, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $103.8 million and $107.7 million, respectively.

	Year ended December 31,
	2021	2020	2019
Net income attributable to non-controlling interests related to consolidated VIEs	$115,217	$28,085	$39,704

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$343,655	$—	$—	$343,655
Investments (includes $2,998,421 of accrued carried interest)	4,271,836	—	(587,572)	3,684,264
Due from affiliates	696,963	—	(26,580)	670,383
Other assets	1,126,657	—	(3,930)	1,122,727
Intangible assets, net	1,422,818	—	—	1,422,818
Right-of-use operating lease assets	167,652	—	—	167,652
Assets of Consolidated Funds
Cash and cash equivalents	—	1,049,191	—	1,049,191
U.S. Treasury securities, at fair value	—	1,000,285	—	1,000,285
Investments, at fair value	—	11,812,093	4,300	11,816,393
Due from affiliates	—	16,761	(9,527)	7,234
Receivable for securities sold	—	281,132	—	281,132
Other assets	—	39,430	—	39,430
Total assets	$8,029,581	$14,198,892	$(623,309)	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$289,200	$—	$(9,527)	$279,673
Accrued compensation	310,222	—	—	310,222
Due to affiliates	198,553	—	—	198,553
Performance related compensation payable	2,190,352	—	—	2,190,352
Debt obligations	1,503,709	—	—	1,503,709
Operating lease liabilities	205,075	—	—	205,075
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	117,139	(13,881)	103,258
Due to affiliates	—	26,210	(26,210)	—
Payable for securities purchased	—	1,118,456	—	1,118,456
CLO loan obligations, at fair value	—	10,698,681	(41,020)	10,657,661
Fund borrowings	—	127,771	—	127,771
Total liabilities	4,697,111	12,088,257	(90,638)	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,000	—	1,000,000
Redeemable interest in Ares Operating Group entities	96,008	—	—	96,008
Non-controlling interest in Consolidated Funds	—	1,110,635	(519,183)	591,452
Non-controlling interest in Ares Operating Group entities	1,403,255	—	(5,508)	1,397,747
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (168,351,305 shares issued and outstanding)	1,684	—	—	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,609,332 shares issued and outstanding)	1,186	—	—	1,186
Additional paid-in-capital	1,921,539	—	(7,980)	1,913,559
Retained earnings	(89,382)	—	—	(89,382)
Accumulated other comprehensive loss, net of tax	(1,855)	—	—	(1,855)
Total stockholders' equity	1,833,207	—	(7,980)	1,825,227
Total equity	3,236,462	1,110,635	(532,671)	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$8,029,581	$14,198,892	$(623,309)	$21,605,164

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$539,812	$—	$—	$539,812
Investments (includes $1,145,853 of accrued carried interest)	2,064,517	—	(381,758)	1,682,759
Due from affiliates	426,021	—	(20,134)	405,887
Other assets	590,543	—	(211)	590,332
Intangible assets, net	222,087	—	—	222,087
Right-of-use operating lease assets	154,742	—	—	154,742
Assets of Consolidated Funds
Cash and cash equivalents	—	522,377	—	522,377
Investments, at fair value	—	10,873,522	3,575	10,877,097
Due from affiliates	—	27,377	(10,205)	17,172
Receivable for securities sold	—	121,225	—	121,225
Other assets	—	35,502	—	35,502
Total assets	$3,997,722	$11,580,003	$(408,733)	$15,168,992
Liabilities
Accounts payable, accrued expenses and other liabilities	$125,494	$—	$(10,205)	$115,289
Accrued compensation	121,927	—	—	121,927
Due to affiliates	100,186	—	—	100,186
Performance related compensation payable	794,461	—	—	794,461
Debt obligations	642,998	—	—	642,998
Operating lease liabilities	180,236	—	—	180,236
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	46,824	—	46,824
Due to affiliates	—	16,770	(16,770)	—
Payable for securities purchased	—	514,946	—	514,946
CLO loan obligations, at fair value	—	10,015,989	(57,913)	9,958,076
Fund borrowings	—	121,909	—	121,909
Total liabilities	1,965,302	10,716,438	(84,888)	12,596,852
Commitments and contingencies
Redeemable interest in Ares Operating Group entities	100,366	—	—	100,366
Non-controlling interest in Consolidated Funds	—	863,565	(323,845)	539,720
Non-controlling interest in Ares Operating Group entities	738,369	—	—	738,369
Stockholders' Equity
Series A Preferred Stock, $0.01 par value, 1,000,000,000 shares authorized (12,400,000 shares issued and outstanding)	298,761	—	—	298,761
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (147,182,562 shares issued and outstanding)	1,472	—	—	1,472
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (112,447,618 shares issued and outstanding)	1,124	—	—	1,124
Additional paid-in-capital	1,043,669	—	—	1,043,669
Retained earnings	(151,824)	—	—	(151,824)
Accumulated other comprehensive income, net of tax	483	—	—	483
Total stockholders' equity	1,193,685	—	—	1,193,685
Total equity	1,932,054	863,565	(323,845)	2,471,774
Total liabilities, redeemable interest, non-controlling interests and equity	$3,997,722	$11,580,003	$(408,733)	$15,168,992

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,655,943	$—	$(44,896)	$1,611,047
Carried interest allocation	2,073,551	—	—	2,073,551
Incentive fees	338,334	—	(5,458)	332,876
Principal investment income	120,896	—	(21,463)	99,433
Administrative, transaction and other fees	99,667	—	(4,483)	95,184
Total revenues	4,288,391	—	(76,300)	4,212,091
Expenses
Compensation and benefits	1,162,633	—	—	1,162,633
Performance related compensation	1,740,786	—	—	1,740,786
General, administrative and other expense	444,178	—	—	444,178
Expenses of the Consolidated Funds	—	113,024	(50,538)	62,486
Total expenses	3,347,597	113,024	(50,538)	3,410,083
Other income (expense)
Net realized and unrealized gains on investments	11,920	—	7,182	19,102
Interest and dividend income	14,199	—	(4,334)	9,865
Interest expense	(36,760)	—	—	(36,760)
Other income, net	15,080	—	(678)	14,402
Net realized and unrealized gains on investments of the Consolidated Funds	—	91,390	(14,087)	77,303
Interest and other income of the Consolidated Funds	—	437,140	678	437,818
Interest expense of the Consolidated Funds	—	(272,155)	14,107	(258,048)
Total other income	4,439	256,375	2,868	263,682
Income before taxes	945,233	143,351	(22,894)	1,065,690
Income tax expense	147,297	88	—	147,385
Net income	797,936	143,263	(22,894)	918,305
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	143,263	(22,894)	120,369
Net income attributable to Ares Operating Group entities	797,936	—	—	797,936
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,341)	—	—	(1,341)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	390,440	—	—	390,440
Net income attributable to Ares Management Corporation	408,837	—	—	408,837
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$386,748	$—	$—	$386,748

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,195,876	$—	$(45,268)	$1,150,608
Carried interest allocation	505,608	—	—	505,608
Incentive fees	38,043	—	(141)	37,902
Principal investment income	4,044	—	24,508	28,552
Administrative, transaction and other fees	57,200	—	(15,824)	41,376
Total revenues	1,800,771	—	(36,725)	1,764,046
Expenses
Compensation and benefits	767,252	—	—	767,252
Performance related compensation	404,116	—	—	404,116
General, administrative and other expense	258,999	—	—	258,999
Expenses of the Consolidated Funds	—	65,527	(45,408)	20,119
Total expenses	1,430,367	65,527	(45,408)	1,450,486
Other income (expense)
Net realized and unrealized losses on investments	(8,720)	—	(288)	(9,008)
Interest and dividend income	11,641	—	(3,570)	8,071
Interest expense	(24,908)	—	—	(24,908)
Other income, net	2,858	—	8,433	11,291
Net realized and unrealized losses on investments of the Consolidated Funds	—	(109,387)	12,523	(96,864)
Interest and other income of the Consolidated Funds	—	473,857	(10,205)	463,652
Interest expense of the Consolidated Funds	—	(293,476)	7,160	(286,316)
Total other income (expense)	(19,129)	70,994	14,053	65,918
Income before taxes	351,275	5,467	22,736	379,478
Income tax expense	54,875	118	—	54,993
Net income	296,400	5,349	22,736	324,485
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	5,349	22,736	28,085
Net income attributable to Ares Operating Group entities	296,400	—	—	296,400
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(976)	—	—	(976)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	145,234	—	—	145,234
Net income attributable to Ares Management Corporation	152,142	—	—	152,142
Less: Series A Preferred Stock dividends paid	21,700	—	—	21,700
Net income attributable to Ares Management Corporation Class A common stockholders	$130,442	$—	$—	$130,442

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2019
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,014,337	$—	$(34,920)	$979,417
Carried interest allocation	621,872	—	—	621,872
Incentive fees	83,048	—	(13,851)	69,197
Principal investment income	44,320	—	12,235	56,555
Administrative, transaction and other fees	51,038	—	(12,641)	38,397
Total revenues	1,814,615	—	(49,177)	1,765,438
Expenses
Compensation and benefits	653,352	—	—	653,352
Performance related compensation	497,181	—	—	497,181
General, administrative and other expense	270,219	—	—	270,219
Expenses of the Consolidated Funds	—	90,816	(48,771)	42,045
Total expenses	1,420,752	90,816	(48,771)	1,462,797
Other income (expense)
Net realized and unrealized gains on investments	10,405	—	(851)	9,554
Interest and dividend income	9,599	—	(2,093)	7,506
Interest expense	(19,671)	—	—	(19,671)
Other expense, net	(8,190)	—	350	(7,840)
Net realized and unrealized gains on investments of the Consolidated Funds	—	3,312	11,824	15,136
Interest and other income of the Consolidated Funds	—	395,599	—	395,599
Interest expense of the Consolidated Funds	—	(281,506)	3,761	(277,745)
Total other income (expense)	(7,857)	117,405	12,991	122,539
Income before taxes	386,006	26,589	12,585	425,180
Income tax expense (benefit)	52,906	(530)	—	52,376
Net income	333,100	27,119	12,585	372,804
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	27,119	12,585	39,704
Net income attributable to Ares Operating Group entities	333,100	—	—	333,100
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	184,216	—	—	184,216
Net income attributable to Ares Management Corporation	148,884	—	—	148,884
Less: Series A Preferred Stock dividends paid	21,700	—	—	21,700
Net income attributable to Ares Management Corporation Class A common stockholders	$127,184	$—	$—	$127,184

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$797,936	$143,263	$(22,894)	$918,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity compensation expense	237,191	—	—	237,191
Depreciation and amortization	113,293	—	—	113,293
Net realized and unrealized gains on investments	(96,331)	—	7,353	(88,978)
Other non-cash amounts	(31,070)	—	—	(31,070)
Investments purchased	(561,762)	—	221,563	(340,199)
Proceeds from sale of investments	296,483	—	(23,101)	273,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(91,390)	14,087	(77,303)
Other non-cash amounts	—	(35,879)	—	(35,879)
Investments purchased	—	(13,075,187)	7,623	(13,067,564)
Proceeds from sale of investments	—	9,970,609	—	9,970,609
Cash flows due to changes in operating assets and liabilities
Net carried interest and incentive fees receivable	(745,021)	—	—	(745,021)
Due to/from affiliates	(187,374)	—	6,446	(180,928)
Other assets	210,106	—	3,719	213,825
Accrued compensation and benefits	142,815	—	—	142,815
Accounts payable, accrued expenses and other liabilities	124,489	—	679	125,168
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(526,815)	(526,815)
Net cash relinquished with consolidation/deconsolidation of Consolidated Funds	—	(39,539)	—	(39,539)
Change in other assets and receivables held at Consolidated Funds	—	(174,409)	(6,544)	(180,953)
Change in other liabilities and payables held at Consolidated Funds	—	746,616	(23,000)	723,616
Net cash provided by (used in) operating activities	300,755	(2,555,916)	(340,884)	(2,596,045)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(27,226)	—	—	(27,226)
Acquisitions, net of cash acquired	(1,057,407)	—	—	(1,057,407)
Net cash used in investing activities	(1,084,633)	—	—	(1,084,633)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	827,430	—	—	827,430
Proceeds from Credit Facility	883,000	—	—	883,000
Proceeds from subordinated notes	450,000	—	—	450,000
Repayments of Credit Facility	(468,000)	—	—	(468,000)
Dividends and distributions	(593,506)	—	—	(593,506)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—	—	(310,000)
Stock option exercises	37,216	—	—	37,216
Taxes paid related to net share settlement of equity awards	(226,101)	—	—	(226,101)
Other financing activities	11,509	—	—	11,509
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	1,239,831	(206,187)	1,033,644
Distributions to non-controlling interests in Consolidated Funds	—	(119,153)	20,256	(98,897)
Borrowings under loan obligations by Consolidated Funds	—	2,048,932	—	2,048,932
Repayments under loan obligations by Consolidated Funds	—	(80,752)	—	(80,752)
Net cash provided by financing activities	600,698	3,088,858	(185,931)	3,503,625
Effect of exchange rate changes	(12,977)	(6,127)	—	(19,104)
Net change in cash and cash equivalents	(196,157)	526,815	(526,815)	(196,157)
Cash and cash equivalents, beginning of period	539,812	522,376	(522,376)	539,812
Cash and cash equivalents, end of period	$343,655	$1,049,191	$(1,049,191)	$343,655
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units in connection with acquisitions	$510,848	$—	$—	$510,848
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,170	$170,915	$—	$205,085
Cash paid during the period for income taxes	$22,603	$185	$—	$22,788

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
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized losses on investments	—	109,387	(12,523)	96,864
Other non-cash amounts	—	(34,297)	—	(34,297)
Investments purchased	—	(6,580,784)	(34,948)	(6,615,732)
Proceeds from sale of investments	—	5,502,325	—	5,502,325
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(17,687)	—	—	(17,687)
Due to/from affiliates	(82,222)	—	6,037	(76,185)
Other assets	(34,523)	—	(2,171)	(36,694)
Accrued compensation and benefits	47,875	—	—	47,875
Accounts payable, accrued expenses and other liabilities	31,240	—	(10,205)	21,035
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	83,945	83,945
Net cash acquired with consolidation/deconsolidation of Consolidated Funds	—	60,895	—	60,895
Change in other assets and receivables held at Consolidated Funds	—	(55,461)	22,163	(33,298)
Change in other liabilities and payables held at Consolidated Funds	—	10,787	—	10,787
Net cash provided by (used in) operating activities	281,204	(981,799)	274,936	(425,659)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,942)	—	—	(15,942)
Acquisitions, net of cash acquired	(120,822)	—	—	(120,822)
Net cash used in investing activities	(136,764)	—	—	(136,764)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,154	—	—	383,154
Proceeds from Credit Facility	790,000	—	—	790,000
Proceeds from Senior Notes	399,084	—	—	399,084
Repayments of Credit Facility	(860,000)	—	—	(860,000)
Dividends and distributions	(446,780)	—	—	(446,780)
Series A Preferred Stock dividends	(21,700)	—	—	(21,700)
Stock option exercises	92,877	—	—	92,877
Taxes paid related to net share settlement of equity awards	(95,368)	—	—	(95,368)
Other financing activities	(1,531)	—	—	(1,531)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	359,381	(226,951)	132,430
Distributions to non-controlling interests in Consolidated Funds	—	(287,467)	35,960	(251,507)
Borrowings under loan obligations by Consolidated Funds	—	1,013,291	—	1,013,291
Repayments under loan obligations by Consolidated Funds	—	(190,055)	—	(190,055)
Net cash provided by financing activities	239,736	895,150	(190,991)	943,895
Effect of exchange rate changes	17,252	2,704	—	19,956
Net change in cash and cash equivalents	401,428	(83,945)	83,945	401,428
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$539,812	$522,376	$(522,376)	$539,812
Supplemental disclosure of non-cash financing activities
Issuance of Class A common stock in connection with acquisitions	$305,388	$—	$—	$305,338
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,127	$235,005	$—	$257,132
Cash paid during the period for income taxes	$38,005	$169	$—	$38,174

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
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(3,312)	(11,824)	(15,136)
Other non-cash amounts	—	(8,383)	—	(8,383)
Investments purchased	—	(5,310,296)	93,365	(5,216,931)
Proceeds from sale of investments	—	3,077,755	—	3,077,755
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(94,755)	—	—	(94,755)
Due to/from affiliates	(80,689)	—	5,551	(75,138)
Other assets	24,303	—	2,381	26,684
Accrued compensation and benefits	(1,557)	—	—	(1,557)
Accounts payable, accrued expenses and other liabilities	30,669	—	—	30,669
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	(221,677)	(221,677)
Cash relinquished with deconsolidation of Consolidated Funds	—	(81,059)	—	(81,059)
Change in other assets and receivables held at Consolidated Funds	—	(51,681)	(3,153)	(54,834)
Change in other liabilities and payables held at Consolidated Funds	—	88,467	—	88,467
Net cash provided by (used in) operating activities	305,741	(2,261,390)	(127,372)	(2,083,021)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(16,796)	—	—	(16,796)
Net cash used in investing activities	(16,796)	—	—	(16,796)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	206,705	—	—	206,705
Proceeds from Credit Facility	335,000	—	—	335,000
Repayments of Credit Facility	(500,000)	—	—	(500,000)
Dividends and distributions	(323,667)	—	—	(323,667)
Series A Preferred Stock dividends	(21,700)	—	—	(21,700)
Repurchases of Class A common stock	(10,449)	—	—	(10,449)
Stock option exercises	90,511	—	—	90,511
Taxes paid related to net share settlement of equity awards	(33,554)	—	—	(33,554)
Other financing activities	(3,212)	—	—	(3,212)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	290,677	(117,826)	172,851
Distributions to non-controlling interests in Consolidated Funds	—	(117,599)	21,317	(96,282)
Borrowings under loan obligations by Consolidated Funds	—	3,349,654	(7,817)	3,341,837
Repayments under loan obligations by Consolidated Funds	—	(1,045,731)	10,021	(1,035,710)
Net cash provided by (used in) financing activities	(260,366)	2,477,001	(94,305)	2,122,330
Effect of exchange rate changes	(442)	6,066	—	5,624
Net change in cash and cash equivalents	28,137	221,677	(221,677)	28,137
Cash and cash equivalents, beginning of period	110,247	384,644	(384,644)	110,247
Cash and cash equivalents, end of period	$138,384	$606,321	$(606,321)	$138,384
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,922	$215,168	$—	$233,090
Cash paid during the period for income taxes	$35,021	$604	$—	$35,625

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
18. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2021 through the date the consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In January 2022, Ares Finance Co. IV LLC, an indirect subsidiary of the Company, issued $500.0 million of 3.650% senior notes with a maturity date of February 2052.
In February 2022, the Company's board of directors declared a quarterly dividend of $0.61 per share of Class A and non-voting common stock payable on March 31, 2022 to common stockholders of record at the close of business on March 17, 2022.