Form 10-Q
period 2022-03-31
Ares Management Corp
filed 2022-05-09
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 3, 2022 there were 171,567,438 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 118,464,968 of the registrant's Class C common stock outstanding.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

References in this Quarterly Report on Form 10-Q to the “Ares Operating Group” refer to Ares Holdings L.P. (“Ares Holdings”). References in this Quarterly Report on Form 10-Q to an “Ares Operating Group Unit” or an “AOG Unit” refers to, collectively, a partnership unit in the Ares Operating Group entity.

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

•“Ares”, the “Company”, “AMC”, “we”, “us” and “our” refer to Ares Management Corporation and its subsidiaries;

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

•“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as FRE excludes net performance income, investment income from our funds and certain other items that we believe are not indicative of our core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that are measured and received on a recurring basis and are not dependent on realization events from the underlying investments. Fee related performance revenues and fee related performance compensation were previously included within realized net performance income;

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

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of our Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI is reduced by deferred placement fees, which represent the portion of placement fees that are deferred and amortized over the expected life of each fund's life for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, the difference represents a placement fee adjustment that is presented as a reduction to RI;

•“SEC” refers to the Securities and Exchange Commission;

•“Series A Preferred Stock” refers to the preferred stock, $0.01 par value per share, of the Company designated as 7.00% Series A Preferred Stock. The Series A Preferred Stock was redeemed in full on June 30, 2021;

•“2024 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in October 2014 with a maturity in October 2024;

•“2030 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in June 2020 with a maturity in June 2030;

•“2051 Subordinated Notes” refers to subordinated notes issued by a wholly owned subsidiary of Ares Holdings in June 2021 with a maturity in June 2051; and

•“2052 Senior Notes” refers to senior notes issued by a wholly owned subsidiary of Ares Holdings in January 2022 with a maturity in February 2052.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$346,042	$343,655
Investments (includes accrued carried interest of $3,137,561 and $2,998,421 at March 31, 2022 and December 31, 2021, respectively)	3,861,835	3,684,264
Due from affiliates	494,518	670,383
Other assets	285,836	334,755
Goodwill	1,000,289	787,972
Intangible assets, net	1,490,591	1,422,818
Right-of-use operating lease assets	161,088	167,652
Assets of Consolidated Funds:
Cash and cash equivalents	483,210	1,049,191
U.S. Treasury securities, at fair value	1,000,615	1,000,285
Investments, at fair value	11,661,567	11,816,393
Due from affiliates	1,125	7,234
Receivable for securities sold	304,282	281,132
Other assets	40,205	39,430
Total assets	$21,131,203	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$263,412	$279,673
Accrued compensation	285,109	310,222
Due to affiliates	194,407	198,553
Performance related compensation payable	2,286,748	2,190,352
Debt obligations	1,942,624	1,503,709
Operating lease liabilities	197,312	205,075
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	93,766	103,258
Payable for securities purchased	561,154	1,118,456
CLO loan obligations, at fair value	10,397,615	10,657,661
Fund borrowings	145,088	127,771
Total liabilities	16,367,235	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,000,000	1,000,000
Redeemable interest in Ares Operating Group entities	96,347	96,008
Non-controlling interests in Consolidated Funds	700,913	591,452
Non-controlling interests in Ares Operating Group entities	1,273,660	1,397,747
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (171,461,115 shares and 168,351,305 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	1,715	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding at March 31, 2022 and December 31, 2021)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at March 31, 2022 and December 31, 2021)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,464,968 shares and 118,609,332 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	1,185	1,186
Additional paid-in-capital	1,851,057	1,913,559
Accumulated deficit	(154,925)	(89,382)
Accumulated other comprehensive loss, net of tax	(6,019)	(1,855)
Total stockholders' equity	1,693,048	1,825,227
Total equity	3,667,621	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$21,131,203	$21,605,164
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended March 31,
	2022	2021
Revenues
Management fees	$477,332	$320,273
Carried interest allocation	178,289	297,535
Incentive fees	16,422	2,820
Principal investment income	8,326	25,100
Administrative, transaction and other fees	34,630	12,660
Total revenues	714,999	658,388
Expenses
Compensation and benefits	357,243	231,850
Performance related compensation	129,405	221,432
General, administrative and other expenses	120,523	67,656
Expenses of Consolidated Funds	4,513	4,171
Total expenses	611,684	525,109
Other income (expense)
Net realized and unrealized gains on investments	8,109	5,433
Interest and dividend income	1,502	960
Interest expense	(15,646)	(6,695)
Other income (expense), net	1,784	(4,149)
Net realized and unrealized gains on investments of Consolidated Funds	15,968	16,422
Interest and other income of Consolidated Funds	120,290	115,839
Interest expense of Consolidated Funds	(74,013)	(71,025)
Total other income	57,994	56,785
Income before taxes	161,309	190,064
Income tax expense	20,411	25,754
Net income	140,898	164,310
Less: Net income attributable to non-controlling interests in Consolidated Funds	47,382	49,858
Net income attributable to Ares Operating Group entities	93,516	114,452
Less: Net income attributable to redeemable interest in Ares Operating Group entities	399	32
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	47,254	56,042
Net income attributable to Ares Management Corporation	45,863	58,378
Less: Series A Preferred Stock dividends paid	—	5,425
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$45,863	$52,953
Net income per share of Class A and non-voting common stock:
Basic	$0.24	$0.33
Diluted	$0.24	$0.32
Weighted-average shares of Class A and non-voting common stock:
Basic	174,215,251	149,271,822
Diluted	174,215,251	163,664,384

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Net income	$140,898	$164,310
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(12,393)	(10,573)
Total comprehensive income	128,505	153,737
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	42,287	40,786
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	68	(558)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	44,451	55,676
Comprehensive income attributable to Ares Management Corporation	$41,699	$57,833

See accompanying notes to the unaudited condensed consolidated financial statements.

    Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2021	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426
Changes in ownership interests and related tax benefits	28	—	(1)	(110,577)	—	—	(90,843)	19,202	(182,191)
Issuances of common stock	1	—	—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	1,079	82,930	84,009
Dividends/Distributions	—	—	—	—	(111,406)	—	(100,480)	(34,958)	(246,844)
Net income	—	—	—	—	45,863	—	47,254	47,382	140,499
Currency translation adjustment, net of tax	—	—	—	—	—	(4,164)	(2,803)	(5,095)	(12,062)
Equity compensation	—	—	—	31,896	—	—	21,706	—	53,602
Stock option exercises	2	—	—	3,345	—	—	—	—	3,347
Balance at March 31, 2022	$1,715	$35	$1,185	$1,851,057	$(154,925)	$(6,019)	$1,273,660	$700,913	$3,667,621

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2020	$298,761	$1,472	$—	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774
Changes in ownership interests and related tax benefits	—	26	—	(2)	(41,686)	—	—	(44,477)	—	(86,139)
Capital contributions	—	—	—	—	—	—	—	—	11,011	11,011
Dividends/Distributions	(5,425)	—	—	—	—	(74,684)	—	(67,084)	(38,829)	(186,022)
Net income	5,425	—	—	—	—	52,953	—	56,042	49,858	164,278
Currency translation adjustment, net of tax	—	—	—	—	—	—	(545)	(366)	(9,072)	(9,983)
Equity compensation	—	—	—	—	31,752	—	—	23,897	—	55,649
Balance at March 31, 2021	298,761	1,498	—	1,122	1,033,735	(173,555)	(62)	706,381	552,688	2,420,568
Changes in ownership interests and related tax benefits	—	3	—	—	(165,886)	—	—	143,867	—	(22,016)
Issuances of common stock	—	122	35	—	827,273	—	—	—	—	827,430
Capital contributions	—	—	—	54	—	—	—	317,595	34,994	352,643
Redemption of preferred stock	(310,000)	—	—	—	—	—	—	—	—	(310,000)
Dividends/Distributions	(5,425)	—	—	—	—	(82,825)	—	(63,585)	(33,460)	(185,295)
Net income	16,664	—	—	—	—	124,980	—	124,311	5,027	270,982
Currency translation adjustment, net of tax	—	—	—	—	—	—	758	558	1,956	3,272
Equity compensation	—	—	—	—	41,003	—	—	28,501	—	69,504
Stock option exercises	—	8	—	—	14,019	—	—	—	—	14,027
Balance at June 30, 2021	—	1,631	35	1,176	1,750,144	(131,400)	696	1,257,628	561,205	3,441,115
Changes in ownership interests and related tax benefits	—	38	—	(21)	79,787	—	—	(187,454)	—	(107,650)
Capital contributions	—	—	—	33	—	—	—	211,444	(126,339)	85,138
Dividends/Distributions	—	—	—	—	—	(82,307)	—	(68,083)	(12,481)	(162,871)
Net income	—	—	—	—	—	84,726	—	84,293	47,370	216,389
Currency translation adjustment, net of tax	—	—	—	—	—	—	(3,267)	(2,346)	(5,355)	(10,968)
Equity compensation	—	—	—	—	38,607	—	—	27,384	—	65,991
Stock option exercises	—	7	—	—	13,375	—	—	—	—	13,382
Balance at September 30, 2021	—	1,676	35	1,188	1,881,913	(128,981)	(2,571)	1,322,866	464,400	3,540,526
Changes in ownership interests and related tax benefits	—	3	—	(2)	(5,504)	—	—	(9,671)	13,487	(1,687)
Capital contributions	—	—	—	—	—	—	—	9,981	113,978	123,959
Dividends/Distributions	—	—	—	—	—	(84,490)	—	(70,448)	(14,127)	(169,065)
Net income	—	—	—	—	—	124,089	—	125,794	18,114	267,997
Currency translation adjustment, net of tax	—	—	—	—	—	—	716	526	(4,400)	(3,158)
Equity compensation	—	—	—	—	27,348	—	—	18,699	—	46,047
Stock option exercises	—	5	—	—	9,802	—	—	—	—	9,807
Balance at December 31, 2021	$—	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$140,898	$164,310
Adjustments to reconcile net income to net cash provided by operating activities	53,473	44,284
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(97,772)	(1,208,180)
Cash flows due to changes in operating assets and liabilities	132,346	(7,044)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(4,795)	265,512
Net cash provided by (used in) operating activities	224,150	(741,118)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,524)	(3,284)
Acquisitions, net of cash acquired	(301,624)	—
Net cash used in investing activities	(310,148)	(3,284)
Cash flows from financing activities:
Proceeds from Credit Facility	860,000	168,000
Proceeds from issuance of senior notes	488,915	—
Repayments of Credit Facility	(905,000)	—
Dividends and distributions	(211,886)	(141,768)
Series A Preferred Stock dividends	—	(5,425)
Stock option exercises	3,347	—
Taxes paid related to net share settlement of equity awards	(183,027)	(84,590)
Other financing activities	856	341
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	82,930	941,935
Distributions to non-controlling interests in Consolidated Funds	(34,958)	(38,829)
Borrowings under loan obligations by Consolidated Funds	49,317	7,000
Repayments under loan obligations by Consolidated Funds	(57,457)	(29,453)
Net cash provided by financing activities	93,037	817,211
Effect of exchange rate changes	(4,652)	(2,749)
Net change in cash and cash equivalents	2,387	70,060
Cash and cash equivalents, beginning of period	343,655	539,812
Cash and cash equivalents, end of period	$346,042	$609,872
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisitions	$12,835	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Assets, Secondary Solutions and Strategic Initiatives. Information about segments should be read together with “Note 15. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

The accompanying unaudited financial statements include the condensed consolidated results of the Company and its subsidiaries. In this Quarterly Report, Ares Holdings L.P. (“Ares Holdings”) is a subsidiary that is referred to as the “Ares Operating Group” or “AOG”. The Company, indirectly through its wholly owned subsidiary, Ares Holdco LLC, is the general partner of the Ares Operating Group entity. The Company operates and controls all of the businesses and affairs of and conducts all of its material business activities through the Ares Operating Group.

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

Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows in the accompanying consolidated financial statements. However, the Consolidated Funds results included herein have no direct effect on the net income attributable to Ares Management Corporation or to Stockholders' Equity, except where a reallocation of ownership occurs based on specific terms of a profit sharing agreement, such as a redemption or liquidation preference. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as redeemable and non-controlling interests in Consolidated Funds. Further, cash flows allocable to redeemable and non-controlling interest in Consolidated Funds are specifically identifiable in the Condensed Consolidated Statements of Cash Flows.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent, and that all such adjustments are of a normal recurring

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements include the accounts and activities of the AOG entities, their consolidated subsidiaries and certain Consolidated Funds. All intercompany balances and transactions have been eliminated upon consolidation.
The Company has reclassified certain prior period amounts to conform to the current year presentation.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 and ASU 2021-01 at any time after March 12, 2020 but no later than December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

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

The following is a summary of the fair values of assets acquired and liabilities assumed for the Landmark Acquisition as of June 2, 2021, based upon third party valuations of certain intangible assets. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$25,645
Other tangible assets	23,403
Intangible assets:
Management contracts	425,880
Client relationships	197,160
Trade name	86,200
Total intangible assets	709,240
Total identifiable assets acquired	758,288
Accounts payable, accrued expenses and other liabilities	73,215
Net identifiable assets acquired	685,073
Goodwill	417,656
Net assets acquired	$1,102,729

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
Supplemental information of the Company’s consolidated results on an unaudited pro forma basis, as if the Landmark Acquisition had been consummated as of January 1, 2020, is as follows:

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Three months ended March 31,
2021
Total revenues	$695,076
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$31,365
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
•adjustments to reflect the tax effects of the Landmark Acquisition and the related adjustments as if Landmark had been included in the Company’s results as of January 1, 2020; and
•adjustments to include Landmark Acquisition related transaction costs in earnings in 2020.
Acquisition of Black Creek Group

On July 1, 2021, a subsidiary of the Company completed the acquisition of 100% of the equity interests of Black Creek Group’s U.S. real estate investment advisory and distribution business (“Black Creek”) in accordance with the purchase agreement entered into on May 20, 2021 (the “Black Creek Acquisition”). Black Creek is a leading real estate investment management firm that operates in core and core-plus real estate strategies across two non-traded Real Estate Investment Trusts (“REITs”) and various institutional fund vehicles. Following the completion of the Black Creek Acquisition, the results of Black Creek are included within the Real Assets Group segment.

Acquisition of AMP Capital’s Infrastructure Debt Platform (“Infrastructure Debt Acquisition”)

On February 10, 2022, a subsidiary of the Company completed the acquisition of AMP Capital’s Infrastructure Debt platform in accordance with the purchase agreement entered into on December 23, 2021 (the “Infrastructure Debt Acquisition”). The Infrastructure Debt Acquisition adds complementary investment capabilities to Ares’ current activities in the rapidly growing infrastructure asset class. Following the completion of the Infrastructure Debt Acquisition, the results of the infrastructure debt platform are presented within the Real Assets Group. See “Note 15. Segment Reporting” for further discussion on the Company’s change in segment composition during the first quarter of 2022.

The acquisition date fair value of the consideration transferred totaled $328.6 million, consisting of $315.8 million in cash and $12.8 million of restricted units of Class A common stock that were granted and vested on the acquisition close date.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets:

	Weighted Average Amortization Period as of March 31, 2022 In Years	As of March 31,	As of December 31,
		2022	2021
Management contracts	6.0	$707,073	$641,737
Client relationships	10.4	262,301	229,501
Trade name	8.2	11,079	11,079
Other	2.6	500	500
Finite-lived intangible assets		980,953	882,817
Foreign currency translation		987	1,792
Total finite-lived intangible assets		981,940	884,609
Less: accumulated amortization		(145,349)	(115,791)
Finite-lived intangible assets, net		836,591	768,818
Management contracts		567,800	567,800
Trade name		86,200	86,200
Indefinite-lived intangible assets		654,000	654,000
Intangible assets, net		$1,490,591	$1,422,818
In connection with the Infrastructure Debt Acquisition, the Company allocated $68.7 million and $32.8 million of the purchase price to the fair value of the acquired management contracts and client relationships, respectively. The acquired management contracts and client relationships had a weighted average amortization period from the date of acquisition of 5.2 years and 8.4 years, respectively.
Amortization expense associated with intangible assets was $33.2 million and $10.6 million for the three months ended March 31, 2022 and 2021, respectively and is presented within general, administrative and other expenses within the Condensed Consolidated Statements of Operations. During the first quarter of 2022, the Company removed $3.4 million of intangible assets that were fully amortized.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance as of December 31, 2021	$32,196	$58,600	$53,339	$417,738	$226,099	$787,972
Acquisitions	—	—	213,313	(97)	—	213,216
Reallocation	—	(10,530)	10,530	—	—	—
Foreign currency translation	—	—	—	(7)	(892)	(899)
Balance as of March 31, 2022	$32,196	$48,070	$277,182	$417,634	$225,207	$1,000,289

In connection with the Infrastructure Debt Acquisition, the Company allocated $213.3 million of the purchase price to goodwill.

In connection with the establishment of the Real Assets Group described in “Note 15. Segment Reporting,” the Company had an associated change in its reporting units and reallocated goodwill of $10.5 million from the Private Equity Group to the Real Assets Group using a relative fair value allocation approach. The former Real Estate Group has been transferred in its entirety to the Real Assets Group and the total goodwill of $53.3 million has been reallocated from the former Real Estate Group to the Real Assets Group accordingly.

There was no impairment of goodwill recorded during the three months ended March 31, 2022 and 2021. The impact of foreign currency translation is reflected within other comprehensive income.

5. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Equity method investments:
Equity method - carried interest	$3,137,561	$2,998,421	81.2%	81.4%
Equity method private investment partnership interests - principal	503,369	473,887	13.0	12.9
Equity method private investment partnership interests and other (held at fair value)	123,089	117,539	3.2	3.2
Equity method private investment partnership interests and other	44,887	40,580	1.2	1.1
Total equity method investments	3,808,906	3,630,427	98.6	98.6
Collateralized loan obligations	29,876	30,815	0.8	0.8
Other fixed income	21,582	21,582	0.5	0.5
Collateralized loan obligations and other fixed income, at fair value	51,458	52,397	1.3	1.3
Common stock, at fair value	1,471	1,440	0.1	0.1
Total investments	$3,861,835	$3,684,264

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three months ended March 31, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria.
The Company recognized net gains related to its equity method investments of $15.2 million and $26.6 million for the three months ended March 31, 2022 and 2021, respectively. The net gains were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income within the Condensed Consolidated Statements of Operations.

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
Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Fixed income investments:
Bonds	$876,607	$857,125	6.9%	6.7%
Loans	9,462,121	9,910,689	74.7	77.3
U.S. Treasury securities	1,000,615	1,000,285	7.9	7.8
Investments in CLO warehouse	10,000	—	0.1	—
Total fixed income investments	11,349,343	11,768,099	89.6	91.8
Equity securities	351,780	340,272	2.8	2.7
Partnership interests	961,059	708,307	7.6	5.5
Total investments, at fair value	$12,662,182	$12,816,678
As of March 31, 2022 and December 31, 2021, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of March 31, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$51,458	$—	$51,458
Common stock and other equity securities	—	1,471	114,499	—	115,970
Partnership interests	—	—	2,575	6,016	8,591
Total investments, at fair value	—	1,471	168,532	6,016	176,019
Derivatives-foreign currency forward contracts and interest rate swaps	—	5,457	—	—	5,457
Total assets, at fair value	$—	$6,928	$168,532	$6,016	$181,476
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(203)	$—	$—	$(203)
Contingent consideration	—	—	(10,550)	—	(10,550)
Total liabilities, at fair value	$—	$(203)	$(10,550)	$—	$(10,753)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$547,060	$329,547	$—	$876,607
Loans	—	8,932,367	529,754	—	9,462,121
U.S. Treasury securities	1,000,615	—	—	—	1,000,615
Collateralized loan obligations	—	10,000	—	—	10,000
Total fixed income investments	1,000,615	9,489,427	859,301	—	11,349,343
Equity securities	640	—	351,140	—	351,780
Partnership interests	—	—	241,123	719,936	961,059
Total assets, at fair value	$1,001,255	$9,489,427	$1,451,564	$719,936	$12,662,182
Liabilities, at fair value
Derivatives:
Warrants	$(8,240)	$—	$—	$—	$(8,240)
Asset swaps	—	—	(3,162)	—	(3,162)
Total derivative liabilities, at fair value	(8,240)	—	(3,162)	—	(11,402)
Loan obligations of CLOs	—	(10,397,615)	—	—	(10,397,615)
Total liabilities, at fair value	$(8,240)	$(10,397,615)	$(3,162)	$—	$(10,409,017)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2021:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$52,397	$—	$52,397
Common stock and other equity securities	—	1,440	108,949	—	110,389
Partnership interests	—	—	2,575	6,016	8,591
Total investments, at fair value	—	1,440	163,921	6,016	171,377
Derivatives-foreign currency forward contracts	—	5,682	—	—	5,682
Total assets, at fair value	$—	$7,122	$163,921	$6,016	$177,059
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(328)	$—	$—	$(328)
Contingent consideration	—	—	(57,435)	—	(57,435)
Total liabilities, at fair value	$—	$(328)	$(57,435)	$—	$(57,763)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$525,393	$331,732	$—	$857,125
Loans	—	9,499,469	411,220	—	9,910,689
U. S. Treasury Securities	1,000,285	—	—	—	1,000,285
Total fixed income investments	1,000,285	10,024,862	742,952	—	11,768,099
Equity securities	956	133	339,183	—	340,272
Partnership interests	—	—	238,673	469,634	708,307
Total assets, at fair value	$1,001,241	$10,024,995	$1,320,808	$469,634	$12,816,678
Liabilities, at fair value
Derivatives:
Derivatives-foreign exchange contracts	$(17,822)	$—	$—	$—	$(17,822)
Asset swaps	—	—	(3,105)	—	(3,105)
Total derivative liabilities, at fair value	(17,822)	—	(3,105)	—	(20,927)
Loan obligations of CLOs	—	(10,657,661)	—	—	(10,657,661)
Total liabilities, at fair value	$(17,822)	$(10,657,661)	$(3,105)	$—	$(10,678,588)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$108,949	$52,397	$2,575	$(57,435)	$106,486
Transfer in due to changes in consolidation	1,491	—	—	—	1,491
Sales/settlements(1)	(213)	(885)	—	47,873	46,775
Change in fair value	—	—	—	(988)	(988)
Realized and unrealized appreciation (depreciation), net	4,272	(54)	—	—	4,218
Balance, end of period	$114,499	$51,458	$2,575	$(10,550)	$157,982
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$4,272	$(54)	$—	$(988)	$3,230

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Transfer in	—	171,945	—	—	171,945
Transfer out	—	(90,417)	—	—	(90,417)
Purchases(2)	7,320	143,577	24,000	—	174,897
Sales/settlements(1)	(10,189)	(97,975)	(21,500)	(2)	(129,666)
Amortized discounts/premiums	—	654	—	—	654
Realized and unrealized appreciation (depreciation), net	14,826	(11,435)	(50)	(55)	3,286
Balance, end of period	$351,140	$859,301	$241,123	$(3,162)	$1,448,402
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$20	$(9,031)	$(50)	$(112)	$(9,173)

(1)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(2)Purchases include paid-in-kind interest and securities received in connection with restructuring.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended March 31, 2021:

Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$88,412	$53,349	$2,575	$144,336
Sales/settlements(1)	—	(1,539)	—	(1,539)
Realized and unrealized appreciation, net	821	1,720	—	2,541
Balance, end of period	$89,233	$53,530	$2,575	$145,338
Change in net unrealized appreciation included in earnings related to financial assets still held at the reporting date	$821	$1,720	$—	$2,541

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$221,043	$542,305	$231,857	$1,060	$996,265
Transfer in	2,289	221,555	—	—	223,844
Transfer out	(33)	(209,002)	—	—	(209,035)
Purchases(2)	8,308	137,655	1,000	—	146,963
Sales/settlements(1)	(424)	(127,350)	—	185	(127,589)
Amortized discounts/premiums	—	770	—	—	770
Realized and unrealized appreciation (depreciation), net	(549)	(5,553)	10,595	(3,346)	1,147
Balance, end of period	$230,634	$560,380	$243,452	$(2,101)	$1,032,365
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(582)	$(863)	$10,594	$(2,705)	$6,444

(1)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(2)Purchases include paid-in-kind interest and securities received in connection with restructurings.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of March 31, 2022:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$14,610	Transaction price(1)	N/A	N/A	N/A
	53,462	Discounted cash flow	Discount rates	14% - 20%	14.3%
	46,426	Market approach	Multiple of book value	1.4x	1.4x
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	29,876	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,583	Other	N/A	N/A	N/A
Total assets	$168,532
Liabilities
Contingent consideration	$(10,550)	Monte Carlo simulation	Discount rates	8.5%	8.5%
			Volatility	18.0%	18.0%
Total liabilities	$(10,550)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,196	Market approach	EBITDA multiple(2)	7.0x - 55.8x	17.6x
	116,792	Market approach	Multiple of book value	1.0x - 1.2x	1.1x
	147,078	Discounted cash flow	Discount rate	20.0%	20.0%
	352	Other	N/A	N/A	N/A
	11	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	85,711	Transaction price(1)	N/A	N/A	N/A
Partnership interest	241,123	Discounted cash flow	Discount rate	18.4%	18.4%
Fixed income securities
	716,870	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	140,539	Income approach	Yield	1.5% -21.8%	12.8%
	1,891	Transaction price	N/A	N/A	N/A
Total assets	$1,451,564
Liabilities
Derivative instruments	$(3,162)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,162)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2021:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$14,610	Transaction price(1)	N/A	N/A	N/A
	50,690	Discounted cash flow	Discount rates	14.0% - 20.0%	14.3%
	43,649	Market approach	Multiple of book value	1.4x	1.4x
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	30,815	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,582	Other	N/A	N/A	N/A
Total assets	$163,921
Liabilities
Contingent Consideration	$(9,562)	Monte Carlo simulation	Discount rates	8.5%	8.5%
			Volatility	18%	18%
	(47,873)	Other	N/A	N/A	N/A
Total liabilities	$(57,435)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,261	Market approach	EBITDA multiple(2)	1.0x - 64.4x	17.5x
	140,185	Market approach	Multiple of book value	1.0x- 1.2x	1.1x
	123,685	Discounted cash flow	Discount rate	20.0%	20.0%
	11	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	74,041	Transaction price(1)	N/A	N/A	N/A
Partnership interests	238,673	Discounted cash flow	Discount rate	23.4%	23.4%
Fixed income securities
	614,754	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	128,198	Income approach	Yield	3.5% - 16.2%	6.7%
Total assets	$1,320,808
Liabilities
Derivative instruments	$(3,105)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,105)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $6.0 million as of March 31, 2022 and December 31, 2021. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company's control. As of March 31, 2022, these investments had a fair value of $719.9 million and unfunded commitments of $958.5 million. As of December 31, 2021, these investments had a fair value of $469.6 million and unfunded commitments of $1,200.0 million.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of March 31, 2022				As of December 31, 2021
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign currency forward contracts and interest rate swaps	$61,198	$5,457	$11,612	$203	$409,018	$5,682	$11,011	$328
Total derivatives, at fair value(2)	$61,198	$5,457	$11,612	$203	$409,018	$5,682	$11,011	$328

	As of March 31, 2022				As of December 31, 2021
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Warrants	$—	$—	$230,000	$8,240	$—	$—	$230,000	$17,822
Asset swaps	55,988	—	49,502	3,162	56,000	—	49,516	3,105
Total derivatives, at fair value(3)	$55,988	$—	$279,502	$11,402	$56,000	$—	$279,516	$20,927

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of March 31, 2022 and December 31, 2021, the Company had the right to, but elected not to, offset $0.2 million and $0.3 million of its derivative liabilities, respectively.
(3)As of March 31, 2022 and December 31, 2021, the Consolidated Funds offset an immaterial amount of their derivative assets and liabilities, respectively.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of March 31, 2022		As of December 31, 2021
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$370,000	1.41%	$415,000	1.25%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	248,154	4.21	247,979	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,267	3.28	396,156	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	483,584	3.77	—	—
2051 Subordinated Notes(5)	6/30/2021	6/30/2051	450,000	444,619	4.13	444,574	4.13
Total debt obligations				$1,942,624		$1,503,709

(1)On March 31, 2022, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.090 billion to $1.275 billion with an accordion feature of $375.0 million, replace the LIBOR rate with a Secured Overnight Financing Rate-based rate (“SOFR”) plus an applicable credit spread adjustment and extend the maturity date from March 2026 to March 2027. The AOG entities are borrowers under the Credit Facility. The Credit Facility has a variable interest rate based on SOFR or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of March 31, 2022, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero.
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
(4)The 2052 Senior Notes were issued in January 2022 by Ares Finance Co. IV LLC, an indirect subsidiary of the Company, at 97.78% of the face amount with interest paid semi-annually. The Company may redeem the 2052 Senior Notes prior to maturity, subject to the terms of the indenture governing the 2052 Notes.
(5)The 2051 Subordinated Notes were issued in June 2021 by Ares Finance Co. III LLC, an indirect subsidiary of the Company with interest paid semi-annually at a fixed-rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the 2051 Subordinated Notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the 2051 Subordinated Notes.

As of March 31, 2022, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024, 2030 and 2052 Senior Notes (the “Senior Notes”) and 2051 Subordinated Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included in other assets in the Condensed Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense in the Condensed Consolidated Statements of Operations.
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2021	$5,274	$3,689	$5,426
Debt issuance costs incurred	1,456	5,415	—
Amortization of debt issuance costs	(310)	(194)	(45)
Unamortized debt issuance costs as of March 31, 2022	$6,420	$8,910	$5,381

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of March 31, 2022			As of December 31, 2021
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$9,894,645	$9,798,127	9.2	$10,031,419	$10,016,638	9.4
Subordinated notes(2)	787,473	599,488	7.9	792,575	641,023	8.1
Total loan obligations of Consolidated CLOs	$10,682,118	$10,397,615		$10,823,994	$10,657,661

(1)As of March 31, 2022 and December 31, 2021, original borrowings under the senior secured notes totaled $9.9 billion with various maturity dates ranging from September 2026 to July 2034 and $10.0 billion with various maturity dates ranging from September 2026 to July 2034, respectively. The weighted average interest rate as of March 31, 2022 and December 31, 2021, were 2.00% and 1.93%, respectively.
(2)As of March 31, 2022 and December 31, 2021, original borrowings under the subordinated notes totaled $787.5 million, with various maturity dates ranging from September 2026 to July 2034 and $792.6 million with various maturity dates ranging from September 2026 to July 2034, respectively. The notes do not have contractual interest rates; instead, holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of March 31, 2022 and December 31, 2021, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of March 31, 2022		As of December 31, 2021
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
	10/13/2022	$112,817	$112,817	2.05%	$71,500	1.59%
	7/1/2023	18,000	16,271	2.13	16,271	1.73
	7/23/2024	75,000	16,000	3.84	40,000	3.09
	9/24/2026	150,000	—	N/A	—	N/A
Total borrowings of Consolidated Funds			$145,088		$127,771

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of March 31, 2022, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of March 31, 2022 and December 31, 2021, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $720.8 million and $677.3 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of March 31, 2022 and December 31, 2021, the Company’s maximum exposure to losses from guarantees was $17.3 million and $209.7 million, respectively.
Contingent Liabilities
In connection with the Landmark Acquisition, the Company established a management incentive program (the “Landmark MIP”) with certain professionals of Landmark. The Landmark MIP represents a contingent liability not to exceed $300.0 million and is based on the achievement of revenue targets from the fundraising of certain Landmark funds during a measurement period.
The Company expects to settle this liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash component is recognized ratably over the measurement period, which will end on the earlier of the final fundraising date or December 31, 2022. Expense associated with the equity component is recognized ratably over the service period, which will continue for four years beyond the measurement period end date. The Landmark MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Condensed Consolidated Statements of Operations. At the measurement period end date, the cash component will be paid and restricted units for the balance of the Landmark MIP will be granted at fair value. The unpaid liability at the measurement period end date will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Landmark MIP at the measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of both March 31, 2022 and December 31, 2021, the fair value of the contingent liability was estimated to be $145.7 million. As of March 31, 2022 and December 31, 2021, the Company has accrued $29.9 million and $21.0 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $8.9 million for the three months ended March 31, 2022 is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.
The purchase agreement with Black Creek contains provisions obligating the Company to make payments in an aggregate amount not to exceed $275.0 million to certain senior professionals and advisors upon the achievement of certain revenue targets through a measurement period no later than December 31, 2024. Because these future payments require continued service through the measurement period, this consideration is accounted for as compensation expense instead of as purchase consideration. The fair value of this contingent liability is remeasured at each reporting date with compensation expense recorded ratably over the service period, which is the Black Creek Acquisition date through the earlier of the measurement period end date or the achievement date. As of March 31, 2022 and December 31, 2021, the fair value of the contingent liability was $253.2 million and $229.5 million, respectively. As of March 31, 2022 and December 31, 2021, the Company has accrued $83.6 million and $45.9 million, respectively, within accrued compensation within the Condensed Consolidated Statements of Financial Condition. Compensation expense of $37.7 million for the three months ended March 31, 2022 is presented within compensation and benefits within the Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

In connection with the Infrastructure Debt Acquisition, the Company established a management incentive program (the “Infrastructure Debt MIP”) with certain professionals. The Infrastructure Debt MIP represents a contingent liability not to exceed $48.5 million and is based on the achievement of revenue targets from the fundraising of certain infrastructure debt funds during the measurement periods.

The Company expects to settle each portion of the liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash components are recognized ratably over the respective measurement periods, which will end on the final fundraising date for each of the infrastructure debt funds included in the Infrastructure Debt MIP agreement. Expense associated with the equity component is recognized ratably over the service periods, which will continue for four years beyond each of the measurement period end dates. The Infrastructure Debt MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Condensed Consolidated Statements of Operations. At each of the measurement period end dates, the cash component will be paid and restricted units for the portion of the Infrastructure Debt MIP award earned will be granted at fair value. The unpaid liability at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Infrastructure Debt MIP award earned at the respective measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of March 31, 2022, the fair value of the contingent liability was estimated to be $39.8 million. Compensation expense of $1.4 million for the three months ended March 31, 2022 is presented within compensation and benefits within the Condensed Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Condensed Consolidated Statements of Financial Condition.
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
At March 31, 2022 and December 31, 2021, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $185.5 million and $194.6 million, respectively, of which approximately $146.3 million and $153.3 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of March 31, 2022 and December 31, 2021, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to 11 years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of March 31,	As of December 31,
	Classification	2022	2021
Operating lease assets	Right-of-use operating lease assets	$161,088	$167,652
Finance lease assets	Other assets(1)	859	1,011
Total lease assets		$161,947	$168,663

Operating lease liabilities	Operating lease liabilities	$197,312	$205,075
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	528	936
Total lease liabilities		$197,840	$206,011

(1) Finance lease assets are recorded net of accumulated amortization of $1.7 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively.

Maturity of lease liabilities	Operating Leases	Finance Leases
2022	$32,355	$207
2023	38,872	167
2024	38,252	162
2025	36,638	11
2026	27,482	—
After 2026	39,639	—
Total future payments	213,238	547
Less: interest	15,926	19
Total lease liabilities	$197,312	$528

		Three months ended March 31,
	Classification	2022	2021
Operating lease expense	General, administrative and other expenses	$10,063	$8,493
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	162	126
Interest on finance lease liabilities	Interest expense	5	10
Total lease expense		$10,230	$8,629

	Three months ended March 31,
Other information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,125	$8,419
Operating cash flows for finance leases	5	25
Financing cash flows for finance leases	389	341
Leased assets obtained in exchange for new operating lease liabilities	1,378	13,374

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of March 31,	As of December 31,
Lease term and discount rate	2022	2021
Weighted-average remaining lease terms (in years):
Operating leases	5.8	6.0
Finance leases	2.5	1.8
Weighted-average discount rate:
Operating leases	2.84%	1.81%
Finance leases	2.73%	2.94%
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
The Company has also entered into agreements to be reimbursed for its expenses incurred in providing administrative services to certain related parties, including our public vehicles. The Company is also party to agreements with certain private funds that pay administrative fees based on invested capital and with certain real estate funds to provide various services, such as administration, acquisition, development, property management, fees from the distribution of shares in our non-traded REITs, among others.

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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of March 31,	As of December 31,
	2022	2021
Due from affiliates:
Management fees receivable from non-consolidated funds	$360,692	$372,249
Incentive fee receivable from non-consolidated funds	30,209	211,243
Payments made on behalf of and amounts due from non-consolidated funds and employees	103,617	86,891
Due from affiliates—Company	$494,518	$670,383
Amounts due from non-consolidated funds	$1,125	$7,234
Due from affiliates—Consolidated Funds	$1,125	$7,234
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$7,686	$10,160
Tax receivable agreement liability	98,975	100,542
Undistributed carried interest and incentive fees	65,885	66,494
Payments made by non-consolidated funds on behalf of and payable by the Company	21,861	21,357
Due to affiliates—Company	$194,407	$198,553

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

11. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $20.4 million and $25.8 million, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three months ended March 31, 2022 and 2021, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2022 and December 31, 2021, the Company recorded a net deferred tax asset of $35.5 million and $39.4 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2018. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EARNINGS PER SHARE
For the three months ended March 31, 2022, the Company had Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes.

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three months ended March 31, 2022, the two-class method was the more dilutive method. For the three months ended March 31, 2021, the treasury stock method was the more dilutive method.

The computation of diluted earnings per share excludes the following AOG Units as their effect would have been anti-dilutive:

	Three months ended March 31,
	2022	2021
AOG Units	—	112,353,043

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2022	2021
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$45,863	$52,953
Distributions on unvested restricted units	(3,585)	(3,255)
Net income available to Class A and non-voting common stockholders	$42,278	$49,698
Basic weighted-average shares of Class A and non-voting common stock	174,215,251	149,271,822
Basic earnings per share of Class A and non-voting common stock	$0.24	$0.33

Diluted earnings per share of Class A and non-voting common stock:
Net income available to Class A and non-voting common stockholders	$45,863	$52,953
Distributions on unvested restricted units	(3,585)	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$42,278	$52,953
Effect of dilutive shares:
Restricted units	—	9,218,424
Options	—	5,174,138
Diluted weighted-average shares of Class A and non-voting common stock	174,215,251	163,664,384
Diluted earnings per share of Class A and non-voting common stock	$0.24	$0.32

Dividend declared and paid per Class A and non-voting common stock	$0.61	$0.47

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
13. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2022, the total number of shares available for issuance under the Equity Incentive Plan reset to 49,293,000 shares and as of March 31, 2022, 44,627,032 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended March 31,
	2022	2021
Restricted units	$53,650	$44,087
Restricted units with a market condition	—	11,562
Equity-based compensation expense	$53,650	$55,649

Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company's Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) at a rate of one quarter per year, beginning on the second anniversary of the grant date or the holder's employment commencement date, or (iii) at a rate of one third per year, beginning on the first anniversary of the grant date in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder's payroll related taxes upon vesting. For the three months ended March 31, 2022, 5.1 million restricted units vested and 2.8 million shares of Class A common stock were delivered to the holders. For the three months ended March 31, 2021, 4.2 million restricted units vested and 2.4 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the three months ended March 31, 2022, the Company declared dividends of $0.61 per share to Class A common stockholders at the close of business on March 17, 2022. For the three months ended March 31, 2022, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $8.0 million, which are presented as dividends within the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During the first quarter of 2022, the Company approved the future grant of restricted units to certain senior executives in each of 2023, 2024 and 2025, subject to the holder’s continued employment and acceleration in certain instances. The vesting period of these awards are at a rate of 25% per year, beginning on the second anniversary of the grant date. Given that these future restricted units have been communicated to the recipient, the Company accounts for these awards as if they have been granted and recognizes the compensation expense on a straight-line basis over the service period. The restricted units that have been approved and communicated but not yet granted are not eligible to receive a Dividend Equivalent until the grant date.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2022	18,323,036	$36.43
Granted	3,789,737	74.77
Vested	(4,996,756)	26.07
Forfeited	(63,769)	50.90
Balance - March 31, 2022	17,052,248	$47.94

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $680.4 million as of March 31, 2022 and is expected to be recognized over the remaining weighted average period of 4.1 years.

Options
Each option entitles the holders to purchase from the Company, upon exercise thereof, one share of Class A common stock at the stated exercise price. The term of the options is generally ten years, beginning on the grant date.
A summary of options activity during the three months ended March 31, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2022	6,306,282	$19.00	2.3	$392,692
Exercised	(176,154)	19.00	—	—
Balance - March 31, 2022	6,130,128	$19.00	2.1	$381,478
Exercisable at March 31, 2022	6,130,128	$19.00	2.1	$381,478

Net cash proceeds from exercises of stock options were $3.3 million for the three months ended March 31, 2022. The Company realized tax benefits of approximately $1.4 million from those exercises.

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
In February 2022, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2023. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the three months ended March 31, 2022 and 2021, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - December 31, 2021	168,351,305	3,489,911	1,000	118,609,332	290,451,548
Exchanges of AOG Units	140,229	—	—	(140,229)	—
Stock option exercises, net of shares withheld for tax	176,154	—	—	—	176,154
Vesting of restricted stock awards, net of shares withheld for tax	2,793,427	—	—	—	2,793,427
Cancellation of AOG Units	—	—	—	(4,135)	(4,135)
Balance - March 31, 2022	171,461,115	3,489,911	1,000	118,464,968	293,416,994

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of March 31, 2022		As of December 31, 2021		Three months ended March 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2022	2021
Ares Management Corporation	174,951,026	59.63%	171,841,216	59.16%	59.51%	57.06%
Ares Owners Holdings, L.P.	118,464,968	40.37	118,609,332	40.84	40.49	42.94
Total	293,415,994	100.00%	290,450,548	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - December 31, 2021	$96,008
Changes in ownership interests and related tax benefits	231
Distributions	(8)
Net income	399
Currency translation adjustment, net of tax	(331)
Equity compensation	48
Balance - March 31, 2022	$96,347

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - December 31, 2021	$1,000,000
Change in redemption value	—
Balance - March 31, 2022	$1,000,000

15. SEGMENT REPORTING
The Company operates through its distinct operating segments. On January 1, 2022, the Company changed its segment composition and established the Real Assets Group. The Real Assets Group consists of the activities of the former Real Estate Group and the infrastructure and power strategy, now referred to as infrastructure opportunities, that was formerly presented within the Private Equity Group. The Real Assets Group also includes infrastructure debt following the Infrastructure Debt Acquisition. The Company reclassified activities from the infrastructure opportunities strategy in the Private Equity Group and from the former Real Estate Group to the Real Assets Group to better align the segment presentation with how the asset classes within the investment strategies are managed. The Company has modified historical results to conform with its current presentation. The Company operating segments are summarized below:
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

Private Equity Group: The Private Equity Group broadly categorizes its investment strategies as corporate private equity and special opportunities. In the corporate private equity strategy, the Company targets four principal transactions types: (i) prudently leveraged control buyouts; (ii) growth equity; (iii) rescue capital; and (iv) distressed-for-control. This differentiated strategy, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active across various market environments and to be highly selective in making

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
investments by identifying the most attractive relative value opportunities. The corporate private equity strategy also includes our energy opportunities fund which serves as a companion fund and employs our flexible capital strategy to provide creative capital solutions across the energy industry. In the special opportunities strategy, the Company employs an “all weather” flexible capital strategy to finance debt and non-control equity solutions in middle market companies undergoing transformational change or stress. The strategy seeks to consistently invest in a range of private, special-situation opportunities and flex into distressed public market debt when attractive.

Real Assets Group: The Real Assets Group manages comprehensive equity and debt strategies across real estate and infrastructure investments.

The real estate strategy focuses on activities categorized as core/core-plus, value-add, opportunistic and debt. Real estate equity strategies involve high-quality properties and locations and de-risked developments with an opportunity to create value through repositioning, lease-up, re-tenanting, redevelopment, and/or complex recapitalizations. The U.S. core/core-plus investment activities focuses on the acquisition of assets with strong long-term cash flow potential and durable tenancy diversified across end-user industries and geographies. The value-add investment activities focus on acquiring underperforming, income-producing, institutional-quality assets that can be improved through select value-creation initiatives across the U.S. and Europe. The opportunistic activities focus on capitalizing on distressed and special situations, repositioning underperforming assets and undertaking select development and redevelopment projects across the U.S. and Europe. The real estate debt strategy primarily focuses on directly originating a wide range of financing opportunities in the U.S. and Europe leveraging the Real Asset Group’s diverse sources of capital. In addition to managing private commingled funds and SMAs investing in equity and debt strategies, the real estate strategy also makes investments through Ares Real Estate Income Trust, Inc. (“AREIT”) and Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”), its non-traded REITs, and ACRE, a publicly traded commercial mortgage REIT.

The infrastructure strategy focuses on investment strategies broadly categorized as infrastructure opportunities and infrastructure debt. Infrastructure opportunities is a market leader in infrastructure and power investing with a focus on climate infrastructure, natural gas generation and energy transportation sectors. The infrastructure opportunities strategy targets essential infrastructure assets and companies with stable cash flow profiles through long-term contracts and high-barriers to entry. The infrastructure debt strategy was formed during the first quarter of 2022 in connection with the Infrastructure Debt Acquisition. The infrastructure debt strategy targets global assets and businesses with defensive characteristics across the digital, transport, energy and utility sectors. Leveraging the established long standing relationships, the strategy seeks to generate exclusive deal flow and high-quality investment opportunities.

Secondary Solutions Group: The Secondary Solutions Group was formed during the second quarter of 2021 in connection with the Landmark Acquisition. The Secondary Solutions Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure. The Company acquires interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. Activities within each strategy include recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy targets opportunities in non-competitive channels and makes investments in durable, performing assets with attractive capital structures. In the real estate secondaries strategy, the Company seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the Company focuses on achieving diversification through a portfolio that provides inflation protection and exposure to uncorrelated assets.

Strategic Initiatives: Strategic Initiatives represents an all-other category that includes operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets. Strategic Initiatives includes activities from (i) Ares SSG, the Asia-Pacific platform that makes credit and special situations investments through its local originating presence on behalf of its institutional client base, (ii) Ares Insurance Solutions (“AIS”), the Company’s insurance platform that provides solutions to insurance clients including asset management, capital solutions and corporate development and (iii) Ares Acquisition Corporation (NYSE: AAC) (“AAC”), the Company’s first sponsored SPAC, among others.

The OMG consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to the Company’s reportable segments but the Company does consider the financial results of the OMG when evaluating its financial performance.
Segment Profit Measures: These measures supplement and should be considered in addition to, and not in lieu of, the Condensed Consolidated Statements of Operations prepared in accordance with GAAP.
Fee related earnings (“FRE”) is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as it excludes net performance income, investment income from the Consolidated Funds and non-consolidated funds and certain other items that the Company believes are not indicative of its core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that is measured and received on a recurring basis and not dependent on realization events from the underlying investments. Fee related performance revenues and fee related performance compensation were previously presented within realized net performance income. Historical periods have been modified to conform to the current period presentation.
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of the Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI is reduced by deferred placement fees, which represent the portion of placement fees that have been deferred and amortized over the expected life of each fund's life for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, the difference represents a placement fee adjustment that is presented as a reduction to RI. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended March 31, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$303,159	$45,957	$72,487	$44,504	$16,814	$482,921	$—	$482,921
Fee related performance revenues	12,353	—	358	—	—	12,711	—	12,711
Other fees	5,766	297	7,866	—	50	13,979	5,876	19,855
Compensation and benefits	(105,696)	(19,566)	(33,637)	(11,640)	(7,401)	(177,940)	(64,067)	(242,007)
General, administrative and other expenses	(16,697)	(6,288)	(7,637)	(3,078)	(1,726)	(35,426)	(32,384)	(67,810)
Fee related earnings	198,885	20,400	39,437	29,786	7,737	296,245	(90,575)	205,670
Performance income—realized	7,363	2,212	34,293	—	—	43,868	—	43,868
Performance related compensation—realized	(4,580)	(1,786)	(22,209)	—	—	(28,575)	—	(28,575)
Realized net performance income	2,783	426	12,084	—	—	15,293	—	15,293
Investment income—realized	415	1,603	3,453	—	861	6,332	—	6,332
Interest and other investment income (expense)—realized	5,726	1,502	2,777	644	3	10,652	(284)	10,368
Interest expense	(3,414)	(3,373)	(2,389)	(465)	(5,838)	(15,479)	(167)	(15,646)
Realized net investment income (loss)	2,727	(268)	3,841	179	(4,974)	1,505	(451)	1,054
Realized income	$204,395	$20,558	$55,362	$29,965	$2,763	$313,043	$(91,026)	$222,017

	Three months ended March 31, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$232,877	$39,138	$39,825	$—	$15,623	$327,463	$—	$327,463
Fee related performance revenues	1,370	—	666	—	—	2,036	—	2,036
Other fees	5,969	108	648	—	79	6,804	—	6,804
Compensation and benefits	(81,203)	(16,848)	(20,179)	—	(4,740)	(122,970)	(44,407)	(167,377)
General, administrative and other expenses	(10,809)	(4,486)	(3,677)	—	(2,035)	(21,007)	(18,656)	(39,663)
Fee related earnings	148,204	17,912	17,283	—	8,927	192,326	(63,063)	129,263
Performance income—realized	2,446	71,218	1,281	—	—	74,945	—	74,945
Performance related compensation—realized	(2,055)	(57,026)	(776)	—	—	(59,857)	—	(59,857)
Realized net performance income	391	14,192	505	—	—	15,088	—	15,088
Investment income (loss)—realized	—	(8,898)	1,506	—	—	(7,392)	—	(7,392)
Interest and other investment income—realized	3,669	118	2,354	—	33	6,174	355	6,529
Interest expense	(1,515)	(1,453)	(1,335)	—	(2,302)	(6,605)	(90)	(6,695)
Realized net investment income (loss)	2,154	(10,233)	2,525	—	(2,269)	(7,823)	265	(7,558)
Realized income	$150,749	$21,871	$20,313	$—	$6,658	$199,591	$(62,798)	$136,793

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended March 31,
	2022	2021
Segment revenues
Management fees	$482,921	$327,463
Fee related performance revenues	12,711	2,036
Other fees	13,979	6,804
Performance income—realized	43,868	74,945
Total segment revenues	$553,479	$411,248
Segment expenses
Compensation and benefits	$177,940	$122,970
General, administrative and other expenses	35,426	21,007
Performance related compensation—realized	28,575	59,857
Total segment expenses	$241,941	$203,834
Segment realized net investment income (expense)
Investment income (loss)—realized	$6,332	$(7,392)
Interest and other investment income —realized	10,652	6,174
Interest expense	(15,479)	(6,605)
Total segment realized net investment income (expense)	$1,505	$(7,823)
The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended March 31,
	2022	2021
Total consolidated revenue	$714,999	$658,388
Performance income—unrealized	(133,532)	(224,954)
Management fees of Consolidated Funds eliminated in consolidation	11,479	11,706
Incentive fees of Consolidated Funds eliminated in consolidation	34	1,525
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,769	4,145
Administrative fees(1)	(19,475)	(9,808)
OMG revenue	(5,876)	—
Performance income (loss) reclass(2)	(14)	55
Principal investment income, net of eliminations	(8,326)	(25,100)
Net income of non-controlling interests in consolidated subsidiaries	(10,579)	(4,709)
Total consolidation adjustments and reconciling items	(161,520)	(247,140)
Total segment revenue	$553,479	$411,248

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended March 31,
	2022	2021
Total consolidated expenses	$611,684	$525,109
Performance related compensation-unrealized	(91,198)	(160,337)
Expenses of Consolidated Funds added in consolidation	(16,077)	(17,436)
Expenses of Consolidated Funds eliminated in consolidation	11,564	13,265
Administrative fees(1)	(18,890)	(9,808)
OMG expenses	(96,451)	(63,063)
Acquisition and merger-related expense	(9,042)	(8,590)
Equity compensation expense	(53,602)	(55,649)
Acquisition-related compensation expense(2)	(48,001)	—
Placement fees	693	(297)
Depreciation and amortization expense	(38,126)	(14,100)
Expense of non-controlling interests in consolidated subsidiaries	(10,613)	(5,260)
Total consolidation adjustments and reconciling items	(369,743)	(321,275)
Total segment expenses	$241,941	$203,834

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents components of the purchase agreements associated with contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended March 31,
	2022	2021
Total consolidated other income	$57,994	$56,785
Investment (income) loss—unrealized	7,854	(22,168)
Interest and other investment (income) loss—unrealized	(6,032)	3,950
Other income from Consolidated Funds added in consolidation, net	(66,848)	(67,316)
Other expense from Consolidated Funds eliminated in consolidation, net	(7,518)	(4,112)
OMG other expense	4,593	333
Performance (income) loss reclass(1)	14	(55)
Principal investment income	14,490	25,095
Other (income) expense, net	1,981	(473)
Other (income) loss of non-controlling interests in consolidated subsidiaries	(5,023)	138
Total consolidation adjustments and reconciling items	(56,489)	(64,608)
Total segment realized net investment income (expense)	$1,505	$(7,823)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended March 31,
	2022	2021
Income before taxes	$161,309	$190,064
Adjustments:
Depreciation and amortization expense	38,126	14,100
Equity compensation expense	53,017	55,649
Acquisition-related compensation expense(1)	48,001	—
Acquisition and merger-related expense	9,042	8,590
Placement fees	(693)	297
OMG expense, net	95,168	63,396
Other (income) expense, net	1,981	(473)
Net (income) expense of non-controlling interests in consolidated subsidiaries	(4,989)	689
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(47,407)	(49,886)
Total performance income—unrealized	(133,532)	(224,954)
Total performance related compensation—unrealized	91,198	160,337
Total investment (income) loss—unrealized	1,822	(18,218)
Realized income	313,043	199,591
Total performance income—realized	(43,868)	(74,945)
Total performance related compensation—realized	28,575	59,857
Total investment income—realized	(1,505)	7,823
Fee related earnings	$296,245	$192,326

(1)Represents components of the purchase agreements associated with contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of March 31,	As of December 31,
	2022	2021
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$362,552	$353,768
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	601,252	583,192
Assets of consolidated VIEs	12,495,278	13,197,321
Liabilities of consolidated VIEs	11,221,527	12,018,655

(1)As of March 31, 2022 and December 31, 2021, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $101.3 million and $103.8 million, respectively.

	Three months ended March 31,
	2022	2021
Net income attributable to non-controlling interests related to consolidated VIEs	$38,462	$27,816

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of March 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$346,042	$—	$—	$346,042
Investments (includes $3,137,561 of accrued carried interest)	4,458,910	—	(597,075)	3,861,835
Due from affiliates	529,720	—	(35,202)	494,518
Other assets	289,238	—	(3,402)	285,836
Goodwill	1,000,289	—	—	1,000,289
Intangible assets, net	1,490,591	—	—	1,490,591
Right-of-use operating lease assets	161,088	—	—	161,088
Assets of Consolidated Funds
Cash and cash equivalents	—	483,210	—	483,210
U.S. Treasury securities, at fair value	—	1,000,615	—	1,000,615
Investments, at fair value	—	11,656,848	4,719	11,661,567
Due from affiliates	—	11,646	(10,521)	1,125
Receivable for securities sold	—	304,282	—	304,282
Other assets	—	40,205	—	40,205
Total assets	$8,275,878	$13,496,806	$(641,481)	$21,131,203
Liabilities
Accounts payable, accrued expenses and other liabilities	$273,933	$—	$(10,521)	$263,412
Accrued compensation	285,109	—	—	285,109
Due to affiliates	194,407	—	—	194,407
Performance related compensation payable	2,286,748	—	—	2,286,748
Debt obligations	1,942,624	—	—	1,942,624
Operating lease liabilities	197,312	—	—	197,312
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	100,084	(6,318)	93,766
Due to affiliates	—	33,886	(33,886)	—
Payable for securities purchased	—	561,154	—	561,154
CLO loan obligations, at fair value	—	10,434,437	(36,822)	10,397,615
Fund borrowings	—	145,088	—	145,088
Total liabilities	5,180,133	11,274,649	(87,547)	16,367,235
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,000	—	1,000,000
Redeemable interest in Ares Operating Group entities	96,347	—	—	96,347
Non-controlling interest in Consolidated Funds	—	1,222,157	(521,244)	700,913
Non-controlling interest in Ares Operating Group entities	1,286,921	—	(13,261)	1,273,660
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (171,461,115 shares issued and outstanding)	1,715	—	—	1,715
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,464,968 shares issued and outstanding)	1,185	—	—	1,185
Additional paid-in-capital	1,870,486	—	(19,429)	1,851,057
Accumulated deficit	(154,925)	—	—	(154,925)
Accumulated other comprehensive loss, net of tax	(6,019)	—	—	(6,019)
Total stockholders' equity	1,712,477	—	(19,429)	1,693,048
Total equity	2,999,398	1,222,157	(553,934)	3,667,621
Total liabilities, redeemable interest, non-controlling interests and equity	$8,275,878	$13,496,806	$(641,481)	$21,131,203

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$343,655	$—	$—	$343,655
Investments (includes $2,998,421 of accrued carried interest)	4,271,836	—	(587,572)	3,684,264
Due from affiliates	696,963	—	(26,580)	670,383
Other assets	338,685	—	(3,930)	334,755
Goodwill	787,972	—	—	787,972
Intangible assets, net	1,422,818	—	—	1,422,818
Right-of-use operating lease assets	167,652	—	—	167,652
Assets of Consolidated Funds
Cash and cash equivalents	—	1,049,191	—	1,049,191
U.S. Treasury securities, at fair value	—	1,000,285	—	1,000,285
Investments, at fair value	—	11,812,093	4,300	11,816,393
Due from affiliates	—	16,761	(9,527)	7,234
Receivable for securities sold	—	281,132	—	281,132
Other assets	—	39,430	—	39,430
Total assets	$8,029,581	$14,198,892	$(623,309)	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$289,200	$—	$(9,527)	$279,673
Accrued compensation	310,222	—	—	310,222
Due to affiliates	198,553	—	—	198,553
Performance related compensation payable	2,190,352	—	—	2,190,352
Debt obligations	1,503,709	—	—	1,503,709
Operating lease liabilities	205,075	—	—	205,075
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	117,139	(13,881)	103,258
Due to affiliates	—	26,210	(26,210)	—
Payable for securities purchased	—	1,118,456	—	1,118,456
CLO loan obligations, at fair value	—	10,698,681	(41,020)	10,657,661
Fund borrowings	—	127,771	—	127,771
Total liabilities	4,697,111	12,088,257	(90,638)	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,000	—	1,000,000
Redeemable interest in Ares Operating Group entities	96,008	—	—	96,008
Non-controlling interest in Consolidated Funds	—	1,110,635	(519,183)	591,452
Non-controlling interest in Ares Operating Group entities	1,403,255	—	(5,508)	1,397,747
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (168,351,305 shares issued and outstanding)	1,684	—	—	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,609,332 shares issued and outstanding)	1,186	—	—	1,186
Additional paid-in-capital	1,921,539	—	(7,980)	1,913,559
Accumulated deficit	(89,382)	—	—	(89,382)
Accumulated other comprehensive income, net of tax	(1,855)	—	—	(1,855)
Total stockholders' equity	1,833,207	—	(7,980)	1,825,227
Total equity	3,236,462	1,110,635	(532,671)	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$8,029,581	$14,198,892	$(623,309)	$21,605,164

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$488,811	$—	$(11,479)	$477,332
Carried interest allocation	178,289	—	—	178,289
Incentive fees	16,456	—	(34)	16,422
Principal investment income	14,490	—	(6,164)	8,326
Administrative, transaction and other fees	39,399	—	(4,769)	34,630
Total revenues	737,445	—	(22,446)	714,999
Expenses
Compensation and benefits	357,243	—	—	357,243
Performance related compensation	129,405	—	—	129,405
General, administrative and other expense	120,523	—	—	120,523
Expenses of the Consolidated Funds	—	16,077	(11,564)	4,513
Total expenses	607,171	16,077	(11,564)	611,684
Other income (expense)
Net realized and unrealized gains (losses) on investments	(4,926)	—	13,035	8,109
Interest and dividend income	3,410	—	(1,908)	1,502
Interest expense	(15,646)	—	—	(15,646)
Other income, net	790	—	994	1,784
Net realized and unrealized gains on investments of the Consolidated Funds	—	23,011	(7,043)	15,968
Interest and other income of the Consolidated Funds	—	121,284	(994)	120,290
Interest expense of the Consolidated Funds	—	(77,447)	3,434	(74,013)
Total other income (expense)	(16,372)	66,848	7,518	57,994
Income before taxes	113,902	50,771	(3,364)	161,309
Income tax expense	20,386	25	—	20,411
Net income	93,516	50,746	(3,364)	140,898
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	50,746	(3,364)	47,382
Net income attributable to Ares Operating Group entities	93,516	—	—	93,516
Less: Net income attributable to redeemable interest in Ares Operating Group entities	399	—	—	399
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	47,254	—	—	47,254
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$45,863	$—	$—	$45,863

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$93,516	$50,746	$(3,364)	$140,898
Adjustments to reconcile net income to net cash provided by operating activities	43,970	—	9,503	53,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:	—	(104,815)	7,043	(97,772)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds:	125,246	—	7,100	132,346
Change in cash and cash equivalents held at Consolidated Funds	—	(568,394)	563,599	(4,795)
Net cash provided by (used in) operating activities	262,732	(622,463)	583,881	224,150
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(8,524)	—	—	(8,524)
Acquisitions, net of cash acquired	(301,624)	—	—	(301,624)
Net cash used in investing activities	(310,148)	—	—	(310,148)
Cash flows from financing activities:
Proceeds from Credit Facility	860,000	—	—	860,000
Proceeds from senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(905,000)	—	—	(905,000)
Dividends and distributions	(211,886)	—	—	(211,886)
Stock option exercises	3,347	—	—	3,347
Taxes paid related to net share settlement of equity awards	(183,027)	—	—	(183,027)
Other financing activities	856	—	—	856
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	104,803	(21,873)	82,930
Distributions to non-controlling interests in Consolidated Funds	—	(38,931)	3,973	(34,958)
Borrowings under loan obligations by Consolidated Funds	—	49,317	—	49,317
Repayments under loan obligations by Consolidated Funds	—	(57,457)	—	(57,457)
Net cash provided by financing activities	53,205	57,732	(17,900)	93,037
Effect of exchange rate changes	(3,402)	(1,250)	—	(4,652)
Net change in cash and cash equivalents	2,387	(565,981)	565,981	2,387
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$346,042	$483,210	$(483,210)	$346,042
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisitions	$12,835	$—	$—	$12,835

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended March 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$114,452	$49,852	$6	$164,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	34,292	—	9,992	44,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities allocable to non-controlling interests in Consolidated Funds:	—	(1,208,767)	587	(1,208,180)
Cash flows due to changes in operating assets and liabilities	(11,336)	—	4,292	(7,044)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	314,126	(48,614)	265,512
Net cash provided by (used in) operating activities	137,408	(844,789)	(33,737)	(741,118)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(3,284)	—	—	(3,284)
Net cash used in investing activities	(3,284)	—	—	(3,284)
Cash flows from financing activities:
Proceeds from Credit Facility	168,000	—	—	168,000
Dividends and distributions	(141,768)	—	—	(141,768)
Series A Preferred Stock dividends	(5,425)	—	—	(5,425)
Taxes paid related to net share settlement of equity awards	(84,590)	—	—	(84,590)
Other financing activities	341	—	—	341
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	955,083	(13,148)	941,935
Distributions to non-controlling interests in Consolidated Funds	—	(50,822)	11,993	(38,829)
Borrowings under loan obligations by Consolidated Funds	—	7,000	—	7,000
Repayments under loan obligations by Consolidated Funds	—	(29,453)	—	(29,453)
Net cash provided by (used in) financing activities	(63,442)	881,808	(1,155)	817,211
Effect of exchange rate changes	(622)	(2,127)	—	(2,749)
Net change in cash and cash equivalents	70,060	34,892	(34,892)	70,060
Cash and cash equivalents, beginning of period	539,812	522,377	(522,377)	539,812
Cash and cash equivalents, end of period	$609,872	$557,269	$(557,269)	$609,872

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
17. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after March 31, 2022 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In April 2022, the Company's board of directors declared a quarterly dividend of $0.61 per share of Class A and non-voting common stock payable on June 30, 2022 to common stockholders of record at the close of business on June 16, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Ares Management Corporation is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Ares Management Corporation and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment entities, CLOs and special purpose acquisition companies that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additional terms used by the Company are defined in the Glossary and throughout the Management's Discussion and Analysis in this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2021 Annual Report on Form 10-K of Ares Management Corporation and the related notes.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended March 31, 2022, approximately 94% of our management fees were derived from perpetual capital vehicles and other long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

The continued escalation of the military conflict and humanitarian crisis in Ukraine, rising commodity pressures, and persistent interest-rate volatility shifted sentiment to a broad risk-off environment during the first quarter of 2022. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, returned a negative 4.5% in the first quarter of 2022, as spreads widened amid higher interest rates, the Federal Reserve’s further indication of future interest rate hikes, and the Russia-Ukraine crisis’ effects on commodity inflation. Meanwhile, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned a negative 0.1% for the first quarter of 2022, as demand for floating rate instruments remained robust against the backdrop of rising interest rate risk.

In Europe, high yield bond and leveraged loan spreads widened alongside their U.S. counterparts amid a volatile and complex macroeconomic backdrop. The ICE BAML European Currency High Yield Index returned a negative 4.7% in the quarter, while the Credit Suisse Western European Leveraged Loan Index returned a negative 0.5% for the quarter, as a result of signals from the European Central Bank and investor concerns and the risk-off sentiment in high yield gradually impacted the loan market as the conflict in Ukraine escalated during the quarter.

The global equity markets have experienced heightened volatility, ongoing supply chain issues, continued high inflation and growing expectations for tightening monetary conditions from global central banks. In the U.S., the S&P 500 Index returned a negative 5.0% for the quarter. Outside of the U.S., the MSCI All Country World ex USA Index returned a negative 5.4% for the quarter.

The private equity market started the first quarter of 2022 off strong as activity was buoyed by elevated valuations, a robust private equity secondary market and low interest rates. As the quarter progressed, the market experienced heightened volatility that is expected to stay, at least in the near-term. Continued asset selectivity, portfolio construction, portfolio diversification and a differentiated view to drive value creation are instrumental in delivering attractive returns to investors. Recent events have had a more pronounced impact on causing downturns in certain industries, including but not limited to the energy, hospitality, travel, retail and restaurant industries, which are industries in which some of our funds have made investments. As of March 31, 2022, approximately 2% of our total AUM was invested in the energy sector (including oil and gas exploration and midstream investments) and approximately 2% in the retail sector.

2021 also marked a year of recovery for U.S. & European commercial real estate, however the start of 2022 has brought challenges particularly around inflation and rising interest rates. Higher inflation globally helped nominal real estate rent growth and values, although higher interest rates caused by the prospect of monetary tightening are likely to raise financing costs incrementally. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices returned a negative 5.5% and a negative 5.9%, respectively, for the quarter.

We believe our portfolio is well positioned for potential volatility caused by changes in rates. On a market value basis, approximately 91% of our debt assets and 63% of our total assets were floating rate instruments as of March 31, 2022, which we believe helps mitigate volatility associated with changes in interest rates.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2021	$192,710	$33,404	$45,919	$22,119	$11,623	$305,775
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments	4,159	570	3,058	1,080	1,184	10,051
Net new debt commitments	2,340	—	1,105	—	—	3,445
Capital reductions	(397)	(3)	(262)	—	(5)	(667)
Distributions	(1,003)	(383)	(1,128)	(575)	(154)	(3,243)
Redemptions	(410)	—	(136)	—	—	(546)
Change in fund value	(476)	(23)	1,787	645	(112)	1,821
Balance at 3/31/2022	$196,923	$33,565	$58,527	$23,468	$12,536	$325,019
Average AUM(1)	$194,818	$33,485	$56,315	$22,794	$12,081	$319,493

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$23,954	$18,293	$—	$9,261	$196,980
Net new par/equity commitments(2)	4,519	(21)	730	—	700	5,928
Net new debt commitments	2,543	—	1,880	—	—	4,423
Capital reductions	(545)	(2)	(232)	—	—	(779)
Distributions	(740)	(582)	(223)	—	(131)	(1,676)
Redemptions	(536)	—	—	—	—	(536)
Change in fund value	403	2,024	327	—	64	2,818
Balance at 3/31/2021	$151,116	$25,373	$20,775	$—	$9,894	$207,158
Average AUM(3)	$148,296	$24,664	$19,536	$—	$9,578	$202,074

(1) Represents the average of beginning and ending balances except for the infrastructure debt funds within the Real Assets Group, which represents the average calculated using AUM on the date of the Infrastructure Debt Acquisition and the subsequent quarter-end.

(2) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.
(3) Represents the average of beginning and ending balances.

The components of our AUM are presented below as of ($ in billions):

AUM: $325.0	AUM: $207.2

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $12.0 billion and $9.1 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2022 and 2021, respectively and includes $3.4 billion and $2.5 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2022 and 2021, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented

Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.
The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2021	$117,390	$16,689	$28,615	$18,364	$6,787	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments	2,250	—	2,184	697	1,464	6,595
Subscriptions/deployment/increase in leverage	6,919	115	909	69	455	8,467
Capital reductions	(2,585)	—	—	—	(11)	(2,596)
Distributions	(1,701)	(446)	(891)	(472)	(257)	(3,767)
Redemptions	(396)	—	(138)	—	—	(534)
Change in fund value	(441)	—	1,418	738	(330)	1,385
Change in fee basis	—	(217)	(825)	(1,457)	(836)	(3,335)
Balance at 3/31/2022	$121,436	$16,141	$36,127	$18,070	$7,272	$199,046
Average FPAUM(1)	$119,415	$16,416	$34,800	$18,218	$7,030	$195,879

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2020	$88,017	$17,493	$13,931	$—	$6,596	$126,037
Commitments(2)	1,585	79	496	—	(231)	1,929
Subscriptions/deployment/increase in leverage	4,539	592	337	—	538	6,006
Capital reductions	(837)	—	(32)	—	(1)	(870)
Distributions	(1,322)	(576)	(141)	—	(256)	(2,295)
Redemptions	(646)	—	—	—	—	(646)
Change in fund value	279	(1)	(92)	—	(20)	166
Change in fee basis	—	(2,739)	—	—	—	(2,739)
Balance at 3/31/2021	$91,615	$14,848	$14,499	$—	$6,626	$127,588
Average FPAUM(3)	$89,817	$16,171	$14,216	$—	$6,611	$126,815

(1) Represents the average of beginning and ending balances except for the infrastructure debt funds within the Real Assets Group, which represents the average calculated using AUM on the date of the Infrastructure Debt Acquisition and the subsequent quarter-end.

(2) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.
(3) Represents the average of beginning and ending balances.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $199.0	FPAUM: $127.6

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $48.6 billion and $24.8 billion from funds that primarily invest in illiquid strategies as of March 31, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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
The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$191.8
$4.3
$13.4
$33.7
$32.2
$108.2
$124.4
$2.0
$11.4
$24.3
$86.7
3/31/2022
3/31/2021
Incentive Generating AUM
$92.9
$0.3
$6.0
$21.9
$20.9
$43.8
$44.0
$0.1
$5.4
$6.9
$31.6
3/31/2022
3/31/2021

Credit	Private Equity	Real Assets	Secondary Solutions	Strategic Initiatives

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondary Solutions	Strategic Initiatives

As of March 31, 2022, AUM Not Yet Paying Fees includes $58.2 billion of AUM available for future deployment which could generate approximately $557.0 million in potential incremental annual management fees. As of March 31, 2021, AUM Not Yet Paying Fees includes $37.6 billion of AUM available for future deployment which could generate approximately $395.7 million in potential incremental annual management fees.

The chart below presents our perpetual capital AUM by segment ($ in billions):

Credit	Real Assets	Strategic Initiatives

As of March 31, 2022, perpetual capital AUM included 75% from commingled funds and 25% from managed accounts. As of March 31, 2021, perpetual capital AUM included 64% from commingled funds and 36% from managed accounts.

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended March 31, 2022 and 2021, 94% and 95%, respectively of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

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
Fund performance metrics for significant funds may be marked as “NM” as it is not considered meaningful due to the limited time since the initial investment and/or early stage of capital deployment.

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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of March 31, 2022, 2% of our management fees and less than 1% of our carried interest and incentive fees for the three months ended March 31, 2022. As of March 31, 2022, we consolidated 23 CLOs, 10 private funds and one SPAC, and as of March 31, 2021, we consolidated 21 CLOs, nine private funds and one SPAC.
The activity of the Consolidated Funds is reflected within the unaudited condensed consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders' equity, except where a reallocation of ownership occurs based on specific redemption or liquidation preference terms. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds in our unaudited condensed consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by Ares Acquisition Corporation (“AAC”) that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions.
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the three months ended March 31, 2022 and 2021, we did not deconsolidate any entities.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 16. Consolidation” to our unaudited condensed consolidated financial statements included herein.

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

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Management fees	$477,332	$320,273	$157,059	49%
Carried interest allocation	178,289	297,535	(119,246)	(40)
Incentive fees	16,422	2,820	13,602	NM
Principal investment income	8,326	25,100	(16,774)	(67)
Administrative, transaction and other fees	34,630	12,660	21,970	174
Total revenues	714,999	658,388	56,611	9
Expenses
Compensation and benefits	357,243	231,850	(125,393)	(54)
Performance related compensation	129,405	221,432	92,027	42
General, administrative and other expenses	120,523	67,656	(52,867)	(78)
Expenses of Consolidated Funds	4,513	4,171	(342)	(8)
Total expenses	611,684	525,109	(86,575)	(16)
Other income (expense)
Net realized and unrealized gains on investments	8,109	5,433	2,676	49
Interest and dividend income	1,502	960	542	56
Interest expense	(15,646)	(6,695)	(8,951)	(134)
Other income (expense), net	1,784	(4,149)	5,933	NM
Net realized and unrealized gains on investments of Consolidated Funds	15,968	16,422	(454)	(3)
Interest and other income of Consolidated Funds	120,290	115,839	4,451	4
Interest expense of Consolidated Funds	(74,013)	(71,025)	(2,988)	(4)
Total other income	57,994	56,785	1,209	2
Income before taxes	161,309	190,064	(28,755)	(15)
Income tax expense	20,411	25,754	5,343	21
Net income	140,898	164,310	(23,412)	(14)
Less: Net income attributable to non-controlling interests in Consolidated Funds	47,382	49,858	(2,476)	(5)
Net income attributable to Ares Operating Group entities	93,516	114,452	(20,936)	(18)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	399	32	367	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	47,254	56,042	(8,788)	(16)
Net income attributable to Ares Management Corporation	45,863	58,378	(12,515)	(21)
Less: Series A Preferred Stock dividends paid	—	5,425	(5,425)	(100)
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$45,863	$52,953	(7,090)	(13)

NM - Not Meaningful

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Consolidated Results of Operations of the Company
Management Fees. Management fees increased by $157.1 million, or 49%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by higher FPAUM from capital deployment in direct lending funds. Management fees also increased by $44.5 million, $27.3 million and $5.0 million in connection with the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition, respectively. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation decreased by $119.2 million, or 40%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The activity was principally composed of the following ($ in millions):

	Three months ended March 31, 2022	Primary Drivers	Three months ended March 31, 2021	Primary Drivers
Credit funds	$74.3
Primarily from four direct lending funds and one alternative credit fund with $18.9 billion of IGAUM generating returns in excess of their hurdle rates. Ares Private Credit Solutions, L.P. ("PCS"), Ares Capital Europe IV, L.P. (“ACE IV”) and Ares Capital Europe V, L.P. (“ACE V”) generated carried interest allocation of $10.6 million, $9.6 million and $20.4 million, respectively. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. Ares Capital Europe III, L.P. (“ACE III”) generated carried interest allocation of $6.5 million primarily driven by net investment income during the period. In addition, Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $14.3 million that was driven by market appreciation of various investments.
			$85.6
Primarily from four direct lending funds and one alternative credit fund with $11.7 billion of IGAUM generating returns in excess of their hurdle rates, primarily consisting of: $15.5 million from PCS, $27.9 million from ACE IV and $12.0 million from Pathfinder. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. In addition, ACE III generated carried interest allocation of $9.5 million primarily driven by net investment income during the period.

Private equity funds	(3.2)
Market depreciation across several investments that led to the reversal of unrealized carried interest allocation of $51.6 million for Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) primarily due to market depreciation of its investment in the AZEK Company (“AZEK”) driven by global equity market volatility. The market depreciation was partially offset by market appreciation across several portfolio company investments, primarily operating in services, technology, retail and healthcare industries that generated carried interest allocation of $17.0 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), $21.0 million from Ares Special Opportunities Fund, L.P. (“ASOF”) and $11.3 million from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”).
			183.6	ACOF IV generated carried interest allocation of $105.8 million primarily due to market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $43.3 million from ASOF and $18.4 million from ACOF VI.
Real assets funds	54.5
Market appreciation from properties within real estate equity funds, primarily driven by gains from several industrial and multifamily assets, generated carried interest allocation of $16.8 million from Ares US Real Estate Opportunity Fund III, L.P. (“AREOF III”), $9.7 million from US Real Estate Fund VIII, L.P. (“US VIII”), $16.7 million from US Real Estate Fund IX, L.P. ("US IX") and $13.6 million from four real estate equity funds. The market appreciation was partially offset by market depreciation that led to the reversal of unrealized carried interest allocation of $15.7 million from Ares Energy Investors Fund V, L.P. (“EIF V”) primarily due to lower valuations in certain investments due to volatility in the energy markets.
			28.0
Market appreciation from properties within real estate equity funds, primarily driven by industrial and multifamily assets, generated carried interest allocation of $9.2 million from US IX and $8.1 million from US VIII.

Secondary solutions funds	52.7	Market appreciation of certain investments held in Landmark Equity Partners XVI, L.P. (“LEP XVI”) and Landmark Real Estate Partners VIII, L.P. (“LREP VIII”) that generated carried interest allocation of $15.8 million and $24.4 million, respectively.	—	N/A
Strategic initiatives funds	—	N/A	0.3	Market appreciation of investments in an Asian secured lending fund.
Carried interest allocation	$178.3		$297.5

Incentive Fees. Incentive fees increased by $13.6 million to $16.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The activity was principally composed of the following ($ in millions):

	Three months ended March 31, 2022	Primary Drivers	Three months ended March 31, 2021	Primary Drivers
Credit funds	$15.4	Incentive fees that were recognized during the period from three direct lending funds and one alternative credit fund.	$2.1	Incentive fees that crystallized during the period from two direct lending funds.
Real assets funds	1.0	Incentive fees generated from an industrial real estate fund and ACRE.	0.7	Incentive fees generated from ACRE.
Incentive fees	$16.4		$2.8
Principal Investment Income. Principal investment income decreased by $16.8 million, or 67%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The activity for the three months ended March 31, 2022 was primarily driven by increasing operating income from underlying properties associated with funds in our U.S. real estate equity and real estate secondaries strategies. The activity for the three months ended March 31, 2022 was also driven by market appreciation of various investments across funds in our private equity secondaries and special opportunities strategies. The activity for the three months ended March 31, 2021 was primarily driven by market appreciation of ACOF IV’s investment in AZEK and of various investments in ACOF III and ACOF VI.
    Administrative, Transaction and Other Fees. Administrative, transaction and other fees increased by $22.0 million, or 174%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to new fee streams following the completion of the Black Creek Acquisition. Black Creek serves as an integrated property development and real estate investment management specialist, generating various property-related fees, such as acquisition, development and property management, and the distribution of shares in our non-traded REITs. These fees collectively contributed $13.7 million for the three months ended March 31, 2022. We also earn fees from the Black Creek funds that we manage for administrative services, which contributed $7.6 million for the three months ended March 31, 2022. In addition, certain private funds pay administrative fees on invested capital and an increase in deployment resulted in an increase to this fee base. Administrative fees from private funds increased by $1.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Compensation and Benefits. Compensation and benefits increased by $125.4 million, or 54%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by (i) headcount growth to support the expansion of our business and (ii) strategic initiatives and acquisitions. Average headcount for the quarter-to-date period increased by 45% to 2,113 professionals for the 2022 period from 1,460 professionals for the same period in 2021.
Headcount growth attributable to the Landmark Acquisition and Black Creek Acquisition contributed $48.9 million in recurring employment related costs to the three months ended March 31, 2022. Headcount growth attributable to the Infrastructure Debt Acquisition contributed $2.5 million in recurring employment related costs for the period from February 10, 2022 through March 31, 2022 and will increase ratably in future reporting periods. The performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition also contributed $48.0 million to the three months ended March 31, 2022. The earnouts are based on the achievement of revenue targets for certain funds. As all earnouts are subject to the continued and future services of senior professionals and advisors, they are required to be recorded as compensation expense and recognized ratably over the respective service periods. See “Note 9. Commitments and Contingencies” for a further description of the contingent liabilities related to these arrangements.

The following table presents equity compensation expense based on the different types of restricted unit awards. Amounts presented include recurring expense, accelerated expense recognized in connection with the achievement of a performance condition and reversal of previously recognized expense resulting from forfeitures ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Non-recurring awards:
Multi-year future grants	$10,896	$7,114	(3,782)	(53)
Performance-based awards	—	11,562	11,562	100
Other non-recurring awards	1,820	6,230	4,410	71
Total non-recurring awards	12,716	24,906	12,190	49
Recurring annual awards:
Discretionary awards	20,968	17,175	(3,793)	(22)
Bonus awards	19,966	13,568	(6,398)	(47)
Total recurring annual awards	40,934	30,743	(10,191)	(33)
Equity compensation expense, net	$53,650	$55,649	1,999	4

Equity compensation expense decreased by $2.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily attributable to equity compensation expense recognized during the three months ended March 31, 2021 related to performance-based awards with market conditions that were granted to certain executive officers in the first quarter of 2021 and to one-time time-based awards granted to certain employees that substantially vested prior to 2022. The decrease in equity compensation expense was partially offset by the increase in awards granted as part of the recurring annual award programs. During the three months ended March 31, 2022, additional multi-year future grants were approved with grant dates in 2023, 2024 and 2025. Given that these future restricted units have been communicated to the recipient, we account for these awards as if they have been granted and recognize the compensation expense on a straight-line basis over the service period.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. Performance related compensation decreased by $92.0 million, or 42%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and may include performance allocations to charitable organizations as part of our philanthropic initiatives.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $52.9 million, or 78%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The Landmark Acquisition, Black Creek and Infrastructure Debt Acquisition have contributed $33.3 million in general, administrative and other expenses to the three months ended March 31, 2022. These expenses were driven by amortization expense of $22.8 million for the three months ended March 31, 2022 related to the intangible assets recorded in connection with the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition. These expenses also included certain recurring operating expenses, including occupancy costs, information services and information technology and office services of $10.5 million. The impact from the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition has been excluded from the discussion below.
Certain expenses have increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $3.1 million for the three months ended March 31, 2022, when compared to the same period in 2021. Placement fees have also increased by $2.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to new commitments to Ares Private Credit Solutions II, L.P. (“PCS II”) and our second special opportunities fund.
There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased after the first half of 2021. Our operating expenses, most notably travel, marketing and certain office services and fringe benefits, increased by $7.4 million for the three months ended March 31, 2022, when compared to the same period in 2021. However, travel expenses were $2.5 million lower for the three months ended March 31, 2022 when compared to the pre-pandemic period in 2019 despite the significant addition in headcount and the number of funds that we manage.

Net Realized and Unrealized Gains on Investments. Net realized and unrealized gains on investments increased by $2.7 million, or 49%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The activity for three months ended March 31, 2022 was primarily attributable to unrealized gains from certain strategic initiative related investments made in connection with our acquisition of SSG. The activity for three months ended March 31, 2021 was primarily attributable to unrealized gains on certain strategic initiative related investments and on our U.S. CLO investments.
Interest Expense. Interest expense increased by $9.0 million, or 134%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The issuance of the 2052 Senior Notes in January 2022 increased interest expense by $3.6 million for the three months ended March 31, 2022 and is expected to result in interest expense of $4.6 million for the full quarter prospectively. The issuance of the 2051 Subordinated Notes on the last day of the second quarter of 2021 increased interest expense by $4.7 million for three months ended March 31, 2022 when compared to the same period in 2021.
Other Income (Expense), Net. Other income (expense), net increased by $5.9 million to $1.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Other income (expense), net includes transaction gains (losses) associated with currency fluctuations impacting the revaluation of non-functional currency balances and was based on the fluctuations in currency exchange rates for the three months ended March 31, 2022 and 2021. Transaction gains during the three months ended March 31, 2022 were primarily attributable to the British pound weakening against the U.S. dollar, while transaction losses during the three months ended March 31, 2021 were primarily attributable to the British pound strengthening against Euro.
Other income, net also includes the change in fair value of a contingent obligation recognized in connection with the Black Creek Acquisition. The purchase agreement with Black Creek contains a provision that requires us to record a contingent consideration liability that is dependent on the achievement of revenue targets for certain Black Creek funds. For the three months ended March 31, 2022, we recorded $1.0 million in expense for the revaluation of this contingent obligation. See “Note 9. Commitments and Contingencies” for a further description of the contingency.
Income Tax Expense Income tax expense decreased by $5.3 million, or 21%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease over the comparative periods was primarily driven by the 19% decrease in income before taxes for the Company and its consolidated subsidiaries. The decrease in income tax expense was also attributable to a lower tax rate for the three months ended March 31, 2022, driven by higher equity-based compensation from the vesting of performance-based awards during the three months ended March 31, 2021. The decrease in income tax expense was partially offset by the increase in weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 57.1% for the three months ended March 31, 2021 to 59.5% for the three months ended March 31, 2022. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises, vesting of restricted stock awards and private and public offerings of Class A and non-voting common stock. The increase in the weighted average daily ownership for the AMC common stockholders was partially offset by the issuance of AOG Units in connection with the Landmark Acquisition and the Black Creek Acquisition that increased the ownership of AOG Units not held by AMC.
Redeemable and Non-Controlling Interests. Net income attributable to redeemable and non-controlling interests in AOG entities represents results attributable to the holders of AOG Units and other ownership interests that are not held by AMC. In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in a subsidiary of an AOG entity that is reflected as redeemable interest in AOG entities. Net income attributable to redeemable interest in AOG entities is allocated based on the ownership percentage for periods presented.
Net income attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and based on the activity of certain membership interests. For the three months ended March 31, 2022 and 2021, net income of $4.6 million and net loss of $0.7 million, respectively, was allocated based on ownership percentages of the strategic distribution partners and the activity of those membership interests.
Net income attributable to non-controlling interests in AOG entities decreased by $8.8 million, or 16%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The changes in the comparative periods are a result of the respective changes in income before taxes and weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 42.9% for the three months ended March 31, 2021 to 40.5% for the three months ended March 31, 2022.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Expenses of the Consolidated Funds	$(4,513)	$(4,171)	$(342)	(8)%
Net realized and unrealized gains on investments of Consolidated Funds	15,968	16,422	(454)	(3)
Interest and other income of Consolidated Funds	120,290	115,839	4,451	4
Interest expense of Consolidated Funds	(74,013)	(71,025)	(2,988)	(4)
Income before taxes	57,732	57,065	667	1
Income tax expense of Consolidated Funds	(25)	(28)	3	11
Net income	57,707	57,037	670	1
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	22,446	17,371	5,075	29
Less: Other expense, net attributable to Ares Management Corporation eliminated upon consolidation	(12,121)	(10,192)	(1,929)	(19)
Net income attributable to non-controlling interests in Consolidated Funds	$47,382	$49,858	(2,476)	(5)

The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. As of March 31, 2022 and March 31, 2021, we consolidated 23 and 21 CLOs, respectively. Expenses, interest and other income and interest expense remained relatively flat for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Revenues and other expense attributable to AMC represents management fees, incentive fees, principal investment income and administrative, transaction and other fees that are attributable to AMC’s proportional share in the activity of the Consolidated Funds and is eliminated from the respective components of AMC's results upon consolidation. The increase in revenues attributable to AMC for the three months ended March 31, 2022 when compared to the same period in 2021, primarily attributable to higher principal investment income from an Asian corporate private equity fund.

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
Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. On January 1, 2022, we changed our segment composition and established the Real Assets Group. The Real Assets Group consists of the activities of the former Real Estate Group and the infrastructure and power strategy, now referred to as infrastructure opportunities, that was formerly presented within the Private Equity Group. The Real Assets Group also includes infrastructure debt following the Infrastructure Debt Acquisition. We reclassified activities from the infrastructure opportunities strategy in the Private Equity Group and from the former Real Estate Group to the Real Assets Group to better align the segment presentation with how the asset classes within the investment strategies are managed. Historical periods have been modified to conform to the current period presentation. The following table sets forth FRE and RI by reportable segment and OMG ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings:
Credit Group	$198,885	$148,204	$50,681	34%
Private Equity Group	20,400	17,912	2,488	14
Real Assets Group	39,437	17,283	22,154	128
Secondary Solutions Group	29,786	—	29,786	NM
Strategic Initiatives	7,737	8,927	(1,190)	(13)
Operations Management Group	(90,575)	(63,063)	(27,512)	(44)
Fee Related Earnings	$205,670	$129,263	76,407	59
Realized Income:
Credit Group	$204,395	$150,749	$53,646	36%
Private Equity Group	20,558	21,871	(1,313)	(6)
Real Assets Group	55,362	20,313	35,049	173
Secondary Solutions Group	29,965	—	29,965	NM
Strategic Initiatives	2,763	6,658	(3,895)	(59)
Operations Management Group	(91,026)	(62,798)	(28,228)	(45)
Realized Income	$222,017	$136,793	85,224	62

NM - Not Meaningful
Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Three months ended March 31,
	2022	2021
Income before taxes	$161,309	$190,064
Adjustments:
Depreciation and amortization expense	38,126	14,100
Equity compensation expense	53,017	55,649
Acquisition-related compensation expense(1)	48,001	—
Acquisition and merger-related expense	9,042	8,590
Placement fees	(693)	297
Other (income) expense, net	1,981	(473)
Net (income) expense of non-controlling interests in consolidated subsidiaries	(4,989)	689
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(47,407)	(49,886)
Total performance income—unrealized	(133,532)	(224,954)
Total performance related compensation—unrealized	91,198	160,337
Total net investment (income) loss—unrealized	5,964	(17,620)
Realized Income	222,017	136,793
Total performance income—realized	(43,868)	(74,945)
Total performance related compensation—realized	28,575	59,857
Total investment (income) loss—realized	(1,054)	7,558
Fee Related Earnings	$205,670	$129,263

(1)Represents components of the purchase agreements associated with earnouts in connection with the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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

Results of Operations by Segment

Credit Group—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$303,159	$232,877	$70,282	30%
Fee related performance revenues	12,353	1,370	10,983	NM
Other fees	5,766	5,969	(203)	(3)
Compensation and benefits	(105,696)	(81,203)	(24,493)	(30)
General, administrative and other expenses	(16,697)	(10,809)	(5,888)	(54)
Fee Related Earnings	$198,885	$148,204	50,681	34

NM - Not Meaningful
Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):
Management fees on existing funds increased primarily from deployment of capital with Pathfinder, ACE V, SDL and PCS II collectively generating additional fees of $26.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Management fees from ARCC, excluding Part I Fees described below, increased by $15.3 million over the period primarily due to an increase in the average size of ARCC's portfolio. The remaining increases in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Part I Fees increased primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in originations and in the average size of their portfolios. Management fees from

CLOs also increased primarily due to the net addition of four CLOs for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The launch of Ares Senior Direct Lending Fund II, L.P. (“SDL II”) subsequent to the first quarter of 2021 also contributed to the increase in management fees, generating fees of $7.8 million for the three months ended March 31, 2022.

The decrease in effective management fee rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by deployment in SDL and SDL II that have fee rates below 1.00%. The decrease was also driven by the decrease in Part I Fees' contribution to the effective management fee rate due to the proportional increase in fees from other credit funds.

Fee Related Performance Revenues. Fee related performance revenues increased by $11.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to fee related performance revenues from three direct lending funds for the three months ended March 31, 2022 compared to one direct lending fund for the three months ended March 31, 2021.

Compensation and Benefits. Compensation and benefits increased by $24.5 million, or 30%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by (i) an increase in fee related performance compensation of $7.4 million from direct lending SMAs, (ii) increase in payroll related taxes of $7.2 million primarily attributable to the increase in restricted unit awards that vested, (iii) headcount growth and merit increases and (iv) higher Part I Fees compensation of $2.7 million for the three months ended March 31, 2022, when compared to the same period in 2021.

Average headcount for the quarter-to-date period increased by 4% to 433 investment and investment support professionals for the first quarter of 2022 period from 416 professionals for the same period in 2021 as we added additional professionals to support our growing U.S. and European direct lending and alternative credit platforms.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $5.9 million, or 54%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In connection with our fundraising efforts, placement fees and certain intermediary fees have collectively increased by $2.0 million for the three months ended March 31, 2022 when compared to the same period in 2021. The increase was primarily associated with new commitments to PCS II and SDL II. Certain expenses have also increased during the current period, including information services and information technology to support the expansion of our business. Collectively, these expenses increased by $0.7 million for the three months ended March 31, 2021, when compared to the same period in 2021.

There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased after the first half of 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services and fringe benefits, increased by $2.7 million for the three months ended March 31, 2022, when compared to the same period in 2021.
Realized Income:
The following table presents the components of the Credit Group's RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$198,885	$148,204	$50,681	34%
Performance income—realized	7,363	2,446	4,917	201
Performance related compensation—realized	(4,580)	(2,055)	(2,525)	(123)
Realized net performance income	2,783	391	2,392	NM
Investment income—realized	415	—	415	NM
Interest and other investment income—realized	5,726	3,669	2,057	56
Interest expense	(3,414)	(1,515)	(1,899)	(125)
Realized net investment income	2,727	2,154	573	27
Realized Income	$204,395	$150,749	53,646	36

NM - Not Meaningful

Realized net performance income for the three months ended March 31, 2022 was primarily attributable to distributions from two European direct lending funds and incentive fees on one alternative credit fund. Realized net performance income for the three months ended March 31, 2021 was primarily attributable to incentive fees on one direct lending fund.
Realized net investment income for the three months ended March 31, 2022 and 2021 was primarily attributable to interest income generated from our CLO investments. Realized net investment income for the three months ended March 31, 2022 also included income recognized in connection with distributions from a commercial finance fund. Realized net investment income for the three months ended March 31, 2022 and 2021 also included interest expense allocations based on the cost basis of investments. Interest expense increased over the comparative period primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
Credit Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income realized but not yet received as of the reporting date ($ in thousands):

	As of March 31, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$106,095	$63,657	$42,438	$99,551	$59,731	$39,820
ACE IV	156,193	96,840	59,353	146,580	90,879	55,701
ACE V	71,931	43,159	28,772	51,482	30,889	20,593
PCS	142,378	84,150	58,228	132,050	77,780	54,270
PCS II	13,942	8,224	5,718	9,053	5,345	3,708
Other credit funds	170,187	119,511	50,676	156,717	105,064	51,653
Total Credit Group	$660,726	$415,541	$245,185	$595,433	$369,688	$225,745

The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of March 31, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$99,551	$6,544	$—	$—	$106,095
ACE IV	European	146,580	9,613	—	—	156,193
ACE V	European	51,482	20,449	—	—	71,931
PCS	European	132,050	10,616	—	(288)	142,378
PCS II	European	9,053	4,798	—	91	13,942
Other credit funds	European	156,453	22,316	(4,268)	(4,578)	169,923
Other credit funds	American	264	—	—	—	264
Total accrued carried interest		595,433	74,336	(4,268)	(4,775)	660,726
Other credit funds	Incentive	—	3,095	(3,095)	—	—
Total Credit Group		$595,433	$77,431	$(7,363)	$(4,775)	$660,726

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$31,491	$3,632	$5,212	$17,424	$85,849	$49,102	$192,710
Net new par/equity commitments	256	159	564	1,588	1,526	66	4,159
Net new debt commitments	1,010	—	—	—	1,330	—	2,340
Capital reductions	(73)	—	—	—	(324)	—	(397)
Distributions	(26)	(3)	9	(145)	(562)	(276)	(1,003)
Redemptions	(66)	(86)	(20)	(203)	(35)	—	(410)
Change in fund value	(207)	(149)	(88)	(70)	613	(575)	(476)
Balance at 3/31/2022	$32,385	$3,553	$5,677	$18,594	$88,397	$48,317	$196,923
Average AUM(1)	$31,938	$3,593	$5,445	$18,009	$87,123	$48,710	$194,818

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	115	101	393	1,230	1,067	1,613	4,519
Net new debt commitments	722	—	—	—	1,821	—	2,543
Capital reductions	(59)	—	—	—	(451)	(35)	(545)
Distributions	(39)	—	(3)	(97)	(339)	(262)	(740)
Redemptions	(89)	(82)	(78)	(235)	(41)	(11)	(536)
Change in fund value	(175)	45	67	148	778	(460)	403
Balance at 3/31/2021	$28,442	$2,927	$3,332	$13,943	$59,351	$43,121	$151,116
Average AUM(1)	$28,205	$2,895	$3,143	$13,420	$57,934	$42,699	$148,296

(1) Represents the average of beginning and ending balances.

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $196.9	AUM: $151.1

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $12.0 billion and $9.1 billion of AUM of funds from which we indirectly earn management fees as of March 31, 2022 and 2021, respectively, and includes $1.0 billion and $0.9 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2022 and 2021, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$30,327	$3,632	$4,714	$8,742	$46,128	$23,847	$117,390
Commitments	248	159	584	286	973	—	2,250
Subscriptions/deployment/increase in leverage	1	—	5	2,454	2,473	1,986	6,919
Capital reductions	(73)	—	—	(11)	(1,344)	(1,157)	(2,585)
Distributions	(13)	(3)	(9)	(223)	(1,216)	(237)	(1,701)
Redemptions	(66)	(86)	(16)	(147)	(35)	(46)	(396)
Change in fund value	(123)	(149)	(89)	14	208	(302)	(441)
Balance at 3/31/2022	$30,301	$3,553	$5,189	$11,115	$47,187	$24,091	$121,436
Average FPAUM(1)	$30,314	$3,593	$4,952	$9,929	$46,658	$23,969	$119,415

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	138	101	415	481	450	—	1,585
Subscriptions/deployment/increase in leverage	—	—	—	618	902	3,019	4,539
Capital reductions	(59)	—	(18)	—	(725)	(35)	(837)
Distributions	(10)	—	(7)	(102)	(1,054)	(149)	(1,322)
Redemptions	(88)	(82)	(78)	(235)	(32)	(131)	(646)
Change in fund value	(352)	45	64	(49)	423	148	279
Balance at 3/31/2021	$26,800	$2,925	$2,833	$7,044	$32,301	$19,712	$91,615
Average FPAUM(1)	$26,986	$2,893	$2,645	$6,688	$32,319	$18,286	$89,817

(1) Represents the average of beginning and ending balances.

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $121.4	FPAUM: $91.6

Invested capital	Market value(1)	Collateral balances (at par)

(1)Includes $27.3 billion and $20.9 billion from funds that primarily invest in illiquid strategies as of March 31, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of March 31, 2022
ARCC contributed approximately 41% of the Credit Group’s total management fees for the three months ended March 31, 2022. In addition, nine other significant funds, ACE III, ACE IV, ACE V, CADC, PCS, PCS II, SDL, SDL II and an open-ended secured finance fund, collectively contributed approximately 27% of the Credit Group’s management fees for the three months ended March 31, 2022.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of March 31, 2022 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(3)	2004	$25,291	N/A	2.7	N/A	12.1	U.S. Direct Lending
CADC(4)	2017	3,591	N/A	1.2	N/A	6.5	U.S. Direct Lending
Open-ended secured finance fund(5)	2018	2,053	0.9	0.8	3.3	2.6	Alternative Credit

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
(5)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fees and other expenses from the gross returns on a monthly basis. This fund is a master/feeder structure and its AUM and returns include activity from its' investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. Dollars and are for the master fund, excluding the share class hedges. The year-to-date, and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: 1.0% / 0.8%, 2.1% / 1.5%.

The following table presents the performance data of our significant drawdown funds as of March 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE III(7)	2015	$5,033	$2,822	$2,455	$1,029	$2,460	$3,489	1.6x	1.4x	11.9	8.6	European Direct Lending
PCS	2017	3,733	3,365	2,649	1,350	2,108	3,458	1.4x	1.3x	13.3	9.6	U.S. Direct Lending
Funds Deploying Capital
ACE IV Unlevered(8)	2018	10,357	2,851	2,332	397	2,286	2,683	1.2x	1.1x	8.6	6.1	European Direct Lending
ACE IV Levered(8)			4,819	3,921	858	3,980	4,838	1.3x	1.2x	12.8	9.4
SDL Unlevered	2018	5,879	922	718	142	768	910	1.1x	1.1x	9.4	7.1	U.S. Direct Lending
SDL Levered			2,045	1,703	491	1,606	2,097	1.3x	1.2x	18.5	13.8
ACE V Unlevered(9)	2020	15,191	7,026	2,762	36	2,896	2,932	1.1x	1.1x	14.9	11.2	European Direct Lending
ACE V Levered(9)			6,376	2,504	60	2,703	2,763	1.1x	1.1x	24.6	18.9
PCS II	2020	5,193	5,114	1,650	—	1,733	1,733	1.1x	1.0x	NM	NM	U.S Direct Lending
SDL II Unlevered	2021	13,265	1,989	408	—	423	423	1.0x	1.0x	NM	NM	U.S Direct Lending
SDL II Levered			5,936	1,236	—	1,315	1,315	1.1x	1.1x	NM	NM

*     Fund performance metrics for significant funds may be marked as “NMˮ as it is not considered meaningful due to the limited time since the initial investment and/or early stage of capital deployment.
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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 12.7% and 9.3%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.6x and 1.4x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 10.0% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.2x and 1.2x, respectively. The gross and net IRR for ACE IV (G) Levered are 13.9% and 10.0%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.3x and 1.2x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered. The gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Unlevered are inclusive of a Japanese yen denominated feeder fund, which has not been presented separately. Metrics for ACE V (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE V (G) Unlevered are 14.7% and 11.0%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 23.7% and 16.9%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate. IRRs are presented on a non-annualized basis.

Private Equity Group—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$45,957	$39,138	$6,819	17%
Other fees	297	108	189	175
Compensation and benefits	(19,566)	(16,848)	(2,718)	(16)
General, administrative and other expenses	(6,288)	(4,486)	(1,802)	(40)
Fee Related Earnings	$20,400	$17,912	2,488	14

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):
Management fees increased for three months ended March 31, 2022 compared to three months ended March 31, 2021 primarily due to new commitments in ACOF VI, deployment in ASOF and our second special opportunities fund by $4.8 million, $4.5 million and $0.5 million, respectively. The increase in management fees was partially offset by a decrease of $2.2 million from ACOF IV and ACOF V due to distributions resulting in reductions to its fee bases.

The increase in effective management fee rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by additional commitments to ACOF VI and increased deployment in ASOF, both of which have a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. Compensation and benefits increased by $2.7 million, or 16%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by higher incentive compensation resulting from increased fee revenues and increase in payroll related taxes due to merit increases for the three months ended March 31, 2022, when compared to the same period in 2021.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.8 million, or 40%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In connection with our fundraising efforts, placement fees increased by $0.9 million for the three months ended March 31, 2022, when compared to the same period in 2021. The increase was primarily associated with new commitments to our second special opportunities fund.

There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased after the first half of 2021. Our operating expenses, most notably travel and entertainment, and certain office services and fringe benefits, increased by $0.3 million for the three months ended March 31, 2022, when compared to the same period in 2021.

Realized Income:
The following table presents the components of the Private Equity Group's RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$20,400	$17,912	$2,488	14%
Performance income—realized	2,212	71,218	(69,006)	(97)
Performance related compensation—realized	(1,786)	(57,026)	55,240	97
Realized net performance income	426	14,192	(13,766)	(97)
Investment income (loss)—realized	1,603	(8,898)	10,501	NM
Interest and other investment income—realized	1,502	118	1,384	NM
Interest expense	(3,373)	(1,453)	(1,920)	(132)
Realized net investment loss	(268)	(10,233)	9,965	97
Realized Income	$20,558	$21,871	(1,313)	(6)

NM - Not Meaningful
Realized net performance income for the three months ended March 31, 2021 was primarily attributable to realizations from a partial sale of ACOF IV's position in AZEK.
Realized net investment loss for the three months ended March 31, 2022 was attributable to interest expense allocations based on the cost basis of investments exceeding limited realization activity during the quarter. Interest expense has increased over the comparative period primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively. Realized net investment loss for the three months ended March 31, 2021 was primarily attributable to realized losses recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company, partially offset by realizations from a partial sale of ACOF IV’s position in AZEK.
Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of March 31, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$30,087	$24,070	$6,017	$43,510	$34,808	$8,702
ACOF IV	334,042	267,233	66,809	387,901	310,321	77,580
ACOF V	683,115	546,492	136,623	666,074	532,859	133,215
ACOF VI	84,593	67,674	16,919	73,261	58,608	14,653
ASOF	359,831	251,882	107,949	338,857	237,200	101,657
Other funds	46,570	30,206	16,364	33,526	21,787	11,739
Total Private Equity Group	$1,538,238	$1,187,557	$350,681	$1,543,129	$1,195,583	$347,546

The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of March 31, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF III	American	$43,510	$(13,423)	$—	$—	$30,087
ACOF IV	American	387,901	(51,647)	(2,212)	—	334,042
ACOF V	American	666,074	17,041	—	—	683,115
ACOF VI	American	73,261	11,332	—	—	84,593
ASOF	European	338,857	20,974	—	—	359,831
Other funds	European	7,356	7,242	—	493	15,091
Other funds	American	26,170	5,309	—	—	31,479
Total Private Equity Group		$1,543,129	$(3,172)	$(2,212)	$493	$1,538,238

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$21,639	$11,765	$33,404
Net new par/equity commitments	—	570	570
Capital reductions	(3)	—	(3)
Distributions	(285)	(98)	(383)
Change in fund value	(145)	122	(23)
Balance at 3/31/2022	$21,206	$12,359	$33,565
Average AUM(1)	$21,423	$12,062	$33,485

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$18,233	$5,721	$23,954
Net new par/equity commitments	29	(50)	(21)
Capital reductions	(2)	—	(2)
Distributions	(582)	—	(582)
Change in fund value	1,705	319	2,024
Balance at 3/31/2021	$19,383	$5,990	$25,373
Average AUM(1)	$18,808	$5,856	$24,664

(1) Represents the average of beginning and ending balances.

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $33.6	AUM: $25.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.3 billion and $1.1 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2022 and 2021, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$12,473	$4,216	$16,689
Subscriptions/deployment/increase in leverage	17	98	115
Distributions	(87)	(359)	(446)
Change in fee basis	(217)	—	(217)
Balance at 3/31/2022	$12,186	$3,955	$16,141
Average FPAUM(1)	$12,330	$4,086	$16,416

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$14,770	$2,723	$17,493
Commitments	79	—	79
Subscriptions/deployment/increase in leverage	108	484	592
Distributions	(410)	(166)	(576)
Change in fund value	(1)	—	(1)
Change in fee basis	(2,739)	—	(2,739)
Balance at 3/31/2021	$11,807	$3,041	$14,848
Average FPAUM(1)	$13,289	$2,882	$16,171

(1) Represents the average of beginning and ending balances.

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $16.1	FPAUM: $14.8

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of March 31, 2022

Three significant funds, ACOF V, ASOF and ACOF VI, collectively contributed approximately 80% of the Private Equity Group’s management fees for the three months ended March 31, 2022.

The following table presents the performance data of our significant drawdown funds as of March 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ACOF V	2017	$9,220	$7,850	$7,396	$3,132	$8,424	$11,556	1.6x	1.4x	16.2	11.5	Corporate Private Equity
ASOF	2019	5,536	3,518	4,965	2,784	4,113	6,897	1.6x	1.5x	46.3	36.0	Special Opportunities
ACOF VI	2020	6,140	5,743	2,789	291	3,092	3,383	1.2x	1.1x	23.7	37.7	Corporate Private Equity

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
(3)For the corporate private equity funds, the gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds, the gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The gross MoICs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross MoIC would be 1.5x for ACOF V, 1.2x for ACOF VI, and 1.6x for ASOF, respectively.
(4)The net MoIC for ASOF is calculated at the fund-level. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The net MoICs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.3x for ACOF V, 1.1x for ACOF VI, and 1.4x for ASOF.
(5)For the corporate private equity funds, the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRRs would be 16.1% for ACOF V, 22.2% for ACOF VI, and 44.9% for ASOF.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and non-fee paying limited partners who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs for the corporate private equity and special opportunities funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 11.6% for ACOF V, 27.1% for ACOF VI, and 34.9% for ASOF.

Real Assets Group—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Fee Related Earnings:
The following table presents the components of the Real Assets Group's FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$72,487	$39,825	$32,662	82%
Fee related performance revenues	358	666	(308)	(46)
Other fees	7,866	648	7,218	NM
Compensation and benefits	(33,637)	(20,179)	(13,458)	(67)
General, administrative and other expenses	(7,637)	(3,677)	(3,960)	(108)
Fee Related Earnings	$39,437	$17,283	22,154	128

NM - Not Meaningful
Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

Management fees increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to funds from the Black Creek Acquisition and Infrastructure Debt Acquisition. The Infrastructure Debt Acquisition closed on February 10, 2022 and fees earned from funds in this strategy are expected to increase ratably in future reporting periods. Management fees from Ares Climate Infrastructure Partners, L.P. (“ACIP”) increased by $2.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to additional commitments. Management fees from real estate debt funds increased by $2.2 million for the period primarily due to the continued fundraising and subsequent deployment within these open-ended funds.
The decrease in effective management fee rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the increase in funds with effective management fees rates below 0.75%, including funds within our infrastructure debt strategy, our newly managed core/core-plus and industrial U.S. real estate equity funds and our real estate debt funds driven by increased deployment. The decrease in effective management fee rate is partially offset by an increase in management fees from other real estate equity funds. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Other Fees. Other fees increased by $7.2 million to $7.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase primarily represents fees that were generated under the investment management agreements that we acquired in the Black Creek Acquisition, including property-related fees, such as acquisition, development and property management.
Compensation and Benefits. Compensation and benefits increased by $13.5 million, or 67%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in salaries and benefits was primarily driven by compensation and benefit expenses of $9.5 million and $2.0 million, respectively, associated with the investment and investment support professionals hired as part of the Black Creek Acquisition and Infrastructure Debt Acquisition. Compensation and benefit expenses in relation to the professionals hired as part of the Infrastructure Debt Acquisition will increase ratably in future reporting periods.
Average headcount for the quarter-to-date period increased by 119% to 278 investment and investment support professionals for the first quarter of 2022 period from 127 professionals for the same period in 2021, including 133 professionals from the Black Creek Acquisition and the Infrastructure Debt Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $4.0 million, or 108%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change was principally driven by an increase in expenses of $3.0 million, primarily occupancy costs and information technology to support the expanding platform following the Black Creek Acquisition and Infrastructure Debt Acquisition, by higher travel, entertainment and marketing sponsorships expenses and by higher placement fees, primarily associated with new commitments to ACIP and our open-ended industrial real estate fund.
Realized Income:
The following table presents the components of the Real Assets Group's RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)

	2022	2021	$ Change	% Change
Fee Related Earnings	$39,437	$17,283	$22,154	128%
Performance income—realized	34,293	1,281	33,012	NM
Performance related compensation—realized	(22,209)	(776)	(21,433)	NM
Realized net performance income	12,084	505	11,579	NM
Investment income—realized	3,453	1,506	1,947	129
Interest and other investment income—realized	2,777	2,354	423	18
Interest expense	(2,389)	(1,335)	(1,054)	(79)
Realized net investment income	3,841	2,525	1,316	52
Realized Income	$55,362	$20,313	35,049	173

NM - Not Meaningful
Realized net performance income and realized net investment income for the three months ended March 31, 2022 were primarily attributable to distributions from US VIII driven by sales of investments in two multifamily properties.
Realized net performance income for the three months ended March 31, 2021 was primarily generated from the sale of a property held in a European real estate equity fund. Realized net investment income for the three months ended March 31, 2021 was primarily attributable to a distribution from a real estate debt vehicle.
Realized net investment income for the three months ended March 31, 2022 and 2021 also included interest expense allocations based on the cost basis of investments. Interest expense increased over the comparative period primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income realized but not yet received as of the reporting date ($ in thousands):

	As of March 31, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$64,184	$41,078	$23,106	$88,112	$56,391	$31,721
US IX	126,813	78,624	48,189	110,074	68,246	41,828
EF IV	72,335	43,402	28,933	70,600	42,361	28,239
EF V	71,143	49,800	21,343	69,946	48,962	20,984
AREOF III	41,034	24,620	16,414	24,204	14,523	9,681
EIF V	46,851	35,021	11,830	62,592	46,787	15,805
Other real assets funds	139,419	86,666	52,753	110,155	68,599	41,556
Other fee generating funds(1)	3,763	—	3,763	3,777	—	3,777
Total Real Assets Group	$565,542	$359,211	$206,331	$539,460	$345,869	$193,591

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of March 31, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$88,112	$9,714	$(33,642)	$—	$64,184
US IX	European	110,074	16,739	—	—	126,813
EF IV	American	70,600	1,735	—	—	72,335
EF V	American	69,946	1,197	—	—	71,143
AREOF III	European	24,204	16,830	—	—	41,034
EIF V	European	62,592	(15,741)	—	—	46,851
Other real assets funds	European	41,186	13,116	—	5,376	59,678
Other real assets funds	American	68,969	10,772	—	—	79,741
Other fee generating funds(1)	American	3,777	(14)	—	—	3,763
Total accrued carried interest		539,460	54,348	(33,642)	5,376	565,542
Other real estate funds	Incentive	—	651	(651)	—	—
Total Real Assets Group		$539,460	$54,999	$(34,293)	$5,376	$565,542

(1)Relates to investment income from AREA Sponsor Holdings LLC that is reclassified for segment reporting to align with the character of the underlying income generated.

Real Assets Group—Assets Under Management

The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	1,598	1,183	227	—	50	3,058
Net new debt commitments	705	—	400	—	—	1,105
Capital reductions	(234)	—	(28)	—	—	(262)
Distributions	(750)	(308)	(47)	(23)	—	(1,128)
Redemptions	(91)	—	(45)	—	—	(136)
Change in fund value	2,056	(19)	59	(309)	—	1,787
Balance at 3/31/2022	$27,961	$7,683	$10,225	$4,424	$8,234	$58,527
Average AUM(1)	$26,319	$7,255	$9,942	$4,590	$8,209	$56,315

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$3,485	$—	$18,293
Net new par/equity commitments	433	94	203	—	—	730
Net new debt commitments	—	—	1,880	—	—	1,880
Capital reductions	—	—	(232)	—	—	(232)
Distributions	(43)	(96)	(32)	(52)	—	(223)
Change in fund value	115	(39)	38	213	—	327
Balance at 3/31/2021	$4,909	$4,770	$7,450	$3,646	$—	$20,775
Average AUM(2)	$4,657	$4,791	$6,522	$3,566	$—	$19,536

(1) Represents the average of beginning and ending balances except for the infrastructure debt funds within the Real Assets Group, which represents the average calculated using AUM on the date of the Infrastructure Debt Acquisition and the subsequent quarter-end.

(2) Represents the average of beginning and ending balances.

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $58.5	AUM: $20.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.5 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2022 and 2021

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	1,026	1,155	3	—	—	2,184
Subscriptions/deployment/increase in leverage	355	94	369	48	43	909
Distributions	(416)	(208)	(46)	(221)	—	(891)
Redemptions	(91)	—	(47)	—	—	(138)
Change in fund value	1,484	(126)	60	—	—	1,418
Change in fee basis	(6)	(819)	—	—	—	(825)
Balance at 3/31/2022	$18,039	$5,012	$3,855	$4,323	$4,898	$36,127
Average FPAUM(1)	$16,863	$4,964	$3,686	$4,410	$4,877	$34,800

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$3,659	$4,088	$2,505	$3,679	$—	$13,931
Commitments	301	94	101	—	—	496
Subscriptions/deployment/increase in leverage	119	10	208	—	—	337
Capital reductions	—	—	(32)	—	—	(32)
Distributions	(43)	(54)	(44)	—	—	(141)
Change in fund value	—	(122)	30	—	—	(92)
Balance at 3/31/2021	$4,036	$4,016	$2,768	$3,679	$—	$14,499
Average FPAUM(2)	$3,848	$4,052	$2,637	$3,679	$—	$14,216

(1) Represents the average of beginning and ending balances except for the infrastructure debt funds within the Real Assets Group, which represents the average calculated using FPAUM on the date of the Infrastructure Debt Acquisition and the subsequent quarter-end.

(2) Represents the average of beginning and ending balances.
The charts below present FPAUM for the Real Assets Group by its fee basis ($ in billions):

FPAUM: $36.1	FPAUM: $14.5

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of March 31, 2022

Five significant funds, Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”), Ares Real Estate Income Trust, Inc. (“AREIT”), EF V, Infrastructure Debt Fund IV (“IDF IV”) and an open-ended industrial real estate fund, collectively contributed approximately 45% of the Real Assets Group’s management fees for the three months ended March 31, 2022.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of March 31, 2022 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
AREIT(3)	2012	$4,261	N/A	7.5	N/A	8.0	U.S. Real Estate Equity
AIREIT(4)	2017	6,857	N/A	17.2	N/A	14.7	U.S. Real Estate Equity
Open-ended industrial real estate fund(5)	2017	5,676	19.8	16.7	32.2	26.5	U.S. Real Estate Equity

(1)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses.
(2)Since inception returns are annualized.
(3)Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. The inception date used in the calculation of the since inception return is the date in which the first shares of common stock were sold after converting to a NAV-based REIT. Additional information related to AREIT can be found in its financial statements filed with the SEC, which are not part of this report.
(4)Returns are shown for institutional share class. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to AIREIT can be found in its financial statements filed with the SEC, which are not part of this report.
(5)Gross returns do not reflect the deduction of management fees, incentive fees, as applicable, or other expenses. Net returns are calculated by subtracting the applicable management fees, incentive fees, as applicable and other expenses from the gross returns on a quarterly basis.

The following table presents the performance data of our significant drawdown funds as of March 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,349	$4,012	$3,726	$1,032	$3,364	$4,396	1.2x	1.1x	9.4	7.1	Infrastructure Debt
Fund Deploying Capital
EF V(8)	2018	2,123	1,968	1,300	479	1,274	1,753	1.4x	1.2x	22.2	14.5	European Real Estate Equity

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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, and Yen hedged parallel funds. Gross IRRs and MoICs are not calculated for individual parallel funds. The gross asset level IRRs and MoICs presented in the table represent the gross IRR and gross MoIC for the combined fund. The gross IRR and MoIC are presented in U.S. Dollars with the investment cash flows converted from the currency of the underlying asset to U.S. Dollars at the spot exchange rate prevailing at the date of the first cash flow for each investment. The net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The net IRRs for the U.S. Dollar unhedged, Euro unhedged and Yen hedged parallel funds are 6.9%, 6.8% and 6.1%, respectively. The net MoICs for the U.S. Dollar unhedged, Euro unhedged and Yen hedged parallel funds are 1.1x, 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.
(8)EF V is made up of two parallel funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated parallel fund. The gross and net MoIC for the U.S. Dollar denominated parallel fund are 1.4x and 1.2x, respectively. The gross and net IRR for the U.S. Dollar denominated parallel fund are 22.3% and 15.0%, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of fund's closing. All other values for EF V are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.

Secondary Solutions Group—Three Months Ended March 31, 2022

The following table presents the components of the Secondary Solutions Group's FRE and RI ($ in thousands):

Three months ended March 31, 2022
Management fees	$44,504
Compensation and benefits	(11,640)
General, administrative and other expenses	(3,078)
Fee Related Earnings	$29,786
Realized net investment income	179
Realized Income	$29,965
Secondary Solutions Group—Management Fees
The activity for the period presented represents management fees primarily from the Landmark Acquisition that closed on June 2, 2021. The effective management fee rate for the period was 0.90%.

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

	As of March 31, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$175,251	$148,964	$26,287	$159,490	$135,566	$23,924
LREP VIII	105,211	89,429	15,782	80,772	68,656	12,116
Other fee generating funds	65,905	55,645	10,260	58,013	49,108	8,905
Total Secondary Solutions Group	$346,367	$294,038	$52,329	$298,275	$253,330	$44,945

The following table presents the change in accrued carried interest for the Secondary Solutions Group ($ in thousands):

		As of December 31, 2021	Activity during the period		As of March 31, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
LEP XVI	European	$159,490	$15,761	$—	$175,251
LREP VIII	European	80,772	24,439	—	105,211
Other fee generating funds	European	58,013	7,892	—	65,905
Total Secondary Solutions Group		$298,275	$48,092	$—	$346,367

Secondary Solutions Group—Assets Under Management

The table below presents the rollforward of AUM for the Secondary Solutions Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$22,119
Acquisitions	199	—	—	199
Net new par/equity commitments	168	912	—	1,080
Distributions	(109)	(420)	(46)	(575)
Change in fund value	214	376	55	645
Balance at 3/31/2022	$14,305	$7,530	$1,633	$23,468
Average AUM(1)	$14,069	$7,096	$1,629	$22,794

(1) Represents the average of beginning and ending balances.
The components of our AUM for the Secondary Solutions Group are presented below ($ in billions):

AUM: $23.5

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.4 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2022.

Secondary Solutions Group—Fee Paying AUM
The table below presents the rollforward of fee paying AUM for the Secondary Solutions Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$18,364
Acquisitions	131	—	—	131
Commitments	117	580	—	697
Subscriptions/deployment/increase in leverage	57	—	12	69
Distributions	(11)	(417)	(44)	(472)
Change in fund value	(154)	841	51	738
Change in fee basis	(33)	(1,424)	—	(1,457)
Balance at 3/31/2022	$11,894	$4,969	$1,207	$18,070
Average FPAUM(1)	$11,841	$5,179	$1,198	$18,218

(1) Represents the average of beginning and ending balances.
The chart below presents FPAUM for the Secondary Solutions Group by its fee basis ($ in billions):

FPAUM: $18.1

Invested capital/other	Market value(1)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondary Solutions Group—Fund Performance Metrics as of March 31, 2022

Secondary Solutions includes three significant funds, Landmark Equity Partners XV, L.P. (“LEP XV”), LEP XVI and LREP VIII, that collectively contributed approximately 59% of the Secondary Solutions Group’s management fees for the three months ended March 31, 2022.
The following table presents the performance data of our significant drawdown funds as of March 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XV(7)	2013	$2,072	$3,250	$2,628	$2,480	$1,357	$3,837	1.6x	1.5x	19.6	14.1	Private Equity Secondaries
LEP XVI(7)	2016	5,898	4,896	2,706	1,694	2,757	4,451	1.8x	1.6x	60.1	40.4	Private Equity Secondaries
LREP VIII(7)	2016	3,753	3,300	1,745	837	1,701	2,538	1.6x	1.5x	32.3	22.7	Real Estate Secondaries

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

Strategic Initiatives—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Fee Related Earnings:
The following table presents the components of Strategic Initiatives’ FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$16,814	$15,623	$1,191	8%
Other fees	50	79	(29)	(37)
Compensation and benefits	(7,401)	(4,740)	(2,661)	(56)
General, administrative and other expenses	(1,726)	(2,035)	309	15
Fee Related Earnings	$7,737	$8,927	(1,190)	(13)

Management Fees. The chart below presents Strategic Initiatives management fees and effective management fee rates ($ in millions):
Management fees increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily driven by deployment from SLO III and higher asset base in our insurance strategy. Management fees from the Asian special situations strategy decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the reduction in fee basis for SSG Fund V as a result of our sixth Asian special situations fund beginning to pay fees in the first quarter of 2022. The decrease was partially offset by fees from our sixth Asian special situations fund.
The decrease in effective management fee rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by the growing fee base of our insurance strategy, which has an effective management fee rate of 0.30%. The effective management fee rate also decreased due to the reduction in fee basis for SSG Fund V, which no longer charges fees on its uninvested capital base following the launch of our sixth Asian special situations fund.
Compensation and Benefits. Compensation and benefits increased by $2.7 million, or 56%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in salaries and benefits for the three months ended March 31, 2022 was driven by headcount growth to support our strategic initiatives and merit increases. Average headcount for the quarter-to-date period increased by 30% to 56 investment and investment support professionals for the first quarter of 2022 period from 43 professionals for the same period in 2021.

Realized Income:
The following table presents the components of Strategic Initiatives RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$7,737	$8,927	$(1,190)	(13)%
Investment income—realized	861	—	861	NM
Interest and other investment income (loss)—realized	3	33	(30)	(91)
Interest expense	(5,838)	(2,302)	(3,536)	(154)
Realized net investment loss	(4,974)	(2,269)	(2,705)	(119)
Realized Income	$2,763	$6,658	(3,895)	(59)

NM - Not Meaningful
Realized net investment loss for the three months ended March 31, 2022 and 2021 was primarily attributable to interest expense allocations based on the cost basis of investments. Interest expense has increased over the comparative period primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
Strategic Initiatives—Assets Under Management
The tables below present rollforwards of AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2021	$6,239	$2,456	$—	$1,928	$1,000	$11,623
Net new par/equity commitments(1)	860	10	362	(48)	—	1,184
Capital reductions	—	(5)	—	—	—	(5)
Distributions	(143)	(19)	—	8	—	(154)
Change in fund value	(6)	29	—	(135)	—	(112)
Balance at 3/31/2022	$6,950	$2,471	$362	$1,753	$1,000	$12,536
Average AUM(2)	$6,595	$2,464	$181	$1,841	$1,000	$12,081

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2020	$5,154	$1,864	$—	$2,243	$—	$9,261
Net new par/equity commitments(1)	2	—	—	(302)	1,000	700
Distributions	(115)	—	—	(16)	—	(131)
Change in fund value	78	8	—	(22)	—	64
Balance at 3/31/2021	$5,119	$1,872	$—	$1,903	$1,000	$9,894
Average AUM(2)	$5,137	$1,868	$—	$2,073	$500	$9,578

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.
(2) Represents the average of beginning and ending balances.

The components of our AUM for Strategic Initiatives are presented below ($ in billions):

AUM: $12.5	AUM: $9.9

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.2 billion and $0.1 billion of non-fee paying AUM based on our general partner commitment as of March 31, 2022 and 2021.

Strategic Initiatives—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2021	$3,605	$1,115	$—	$2,067	$6,787
Commitments(1)	1,472	—	—	(8)	1,464
Subscriptions/deployment/increase in leverage	210	245	—	—	455
Capital reductions	(2)	(9)	—	—	(11)
Distributions	(209)	(47)	—	(1)	(257)
Change in fund value	2	(121)	—	(211)	(330)
Change in fee basis	(836)	—	—	—	(836)
Balance at 3/31/2022	$4,242	$1,183	$—	$1,847	$7,272
Average FPAUM(2)	$3,924	$1,149	$—	$1,957	$7,030

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2020	$3,614	$739	$—	$2,243	$6,596
Commitments(1)	—	—	—	(231)	(231)
Subscriptions/deployment/increase in leverage	362	176	—	—	538
Capital reductions	(1)	—	—	—	(1)
Distributions	(210)	(32)	—	(14)	(256)
Change in fund value	—	—	—	(20)	(20)
Balance at 3/31/2021	$3,765	$883	$—	$1,978	$6,626
Average FPAUM(2)	$3,690	$811	$—	$2,110	$6,611

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.
(2) Represents the average of beginning and ending balances.

The charts below present FPAUM for Strategic Initiatives by its fee basis ($ in billions):

FPAUM: $7.3	FPAUM: $6.6

Market value	Invested capital/other	Capital commitments

Strategic Initiatives—Fund Performance Metrics as of March 31, 2022

Strategic Initiatives includes one significant fund, SSG Capital Partners V, L.P. (“SSG Fund V”), that contributed approximately 27% of the management fees reported in Strategic Initiatives for the three months ended March 31, 2022.

The following table presents the performance data of our significant drawdown fund as of March 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Deploying Capital
SSG Fund V	2018	$2,124	$1,878	$1,602	$1,063	$777	$1,840	1.2x	1.1x	34.7	20.2	Asian Special Situations

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

Operations Management Group—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Other fees	$5,876	$—	$5,876	NM
Compensation and benefits	(64,067)	(44,407)	(19,660)	(44)
General, administrative and other expenses	(32,384)	(18,656)	(13,728)	(74)
Fee Related Earnings	$(90,575)	$(63,063)	(27,512)	(44)

NM - Not Meaningful
Other Fees. Other fees of $5.9 million for the three months ended March 31, 2022 represents fees earned through Ares Wealth Management Solutions, LLC (“AWMS”) primarily from asset-based fees that we earn from our non-traded REITs and accompanying 1031 exchange programs. Other fees also includes trade-based fees from the sale and distribution of our non-traded REITs, net of amounts reallowed to participating broker-dealers.
Compensation and Benefits. Compensation and benefits increased by $19.7 million, or 44%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase continues to be driven by (i) the headcount growth from the Infrastructure Debt Acquisition, Black Creek Acquisition and Landmark Acquisition, (ii) the expansion of our strategy and relationship management teams to support global fundraising, and (iii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives. In connection with the sale and distribution of shares in our non-traded REITs, we incurred employee commission expense of $6.9 million during the three months ended March 31, 2022.
Average headcount for the quarter-to-date period increased by 51% to 1,136 operations management professionals from 754 professionals for the same period in 2021. Average headcount for our operations management professionals increased by 203 professionals from the Infrastructure Debt Acquisition, Landmark Acquisition and Black Creek Acquisition, including AWMS.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $13.7 million, or 74%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change included an increase in general, administrative and other expenses of $3.1 million from the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition for the three months ended March 31, 2022. The impact from the acquisitions has been excluded from the discussion below.
Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $2.4 million for the three months ended March 31, 2021, when compared to the same period in 2021. The increase was also driven by higher professional service fees, recruiting fees and insurance costs of $4.0 million for the three months ended March 31, 2022, largely to support the expanding platform. The three months ended March 31, 2022 also included a $0.8 million charitable contribution to the AltFinance program that launched in the second quarter of 2021. AltFinance is an initiative designed to diversify the alternative investment industry by attracting, training and providing career opportunities for college students attending historically black colleges and universities, and we expect to make annual charitable contributions of $3.0 million to the initiative for at least the 10 years following the launch of the program.
There continue to be positive developments in the recovery from the COVID-19 pandemic that have reduced restrictions on travel and gathering. Those operating expenses that were impacted by the pandemic, particularly marketing sponsorships and events, increased after the first half of 2021. Our operating expenses, most notably travel, entertainment and marketing sponsorships, and certain office services and fringe benefits, increased by $2.3 million for the three months ended March 31, 2022, when compared to the same period in 2021.

Realized Income:
The following table presents the components of the OMG's RI ($ in thousands):

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$(90,575)	$(63,063)	$(27,512)	(44)%
Interest and other investment income (loss)—realized	(284)	355	(639)	NM
Interest expense	(167)	(90)	(77)	(86)
Realized net investment income (loss)	(451)	265	(716)	NM
Realized Income	$(91,026)	$(62,798)	(28,228)	(45)

NM - Not Meaningful

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of March 31, 2022, our cash and cash equivalents were $346.0 million, and we had $370.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of March 31, 2022. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
In the normal course of business, we expect to pay dividends to our Class A and non-voting common stockholders that are aligned with our expected fee related earnings after an allocation of current taxes paid. For the purposes of determining this amount, we allocate the current taxes paid to FRE and to realized incentive and investment income in a manner that may be disproportional to earnings generated by these metrics and the actual taxes paid on these metrics should they be considered separately. Additionally, our methodology uses the tax benefits from certain expenses that are not included in these non-GAAP metrics, such as equity-based compensation from the vesting of restricted units and the exercise of stock options and from the amortization of intangible assets, among others. We allocate the taxes by multiplying the statutory tax rate currently in effect by our realized performance and net investment income and removing this amount from total current taxes. The remaining current tax paid is the amount that we allocate to FRE. We use this method to allocate the current provision for income taxes to approximate the amount of cash that is available to pay dividends to our stockholders. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all.

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
Our unaudited condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is typically not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company's investment in the fund.
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

	Three months ended March 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$262,732	$137,408
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(38,582)	(878,526)
Net cash provided by (used in) operating activities	224,150	(741,118)
Net cash used in the Company's investing activities	(310,148)	(3,284)
Net cash provided by (used in) the Company's financing activities	53,205	(63,442)
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	39,832	880,653
Net cash provided by financing activities	93,037	817,211
Effect of exchange rate changes	(4,652)	(2,749)
Net change in cash and cash equivalents	$2,387	$70,060

Operating Activities
In the table below cash flows from operations have been summarized to present (i) cash generated from our core operating activities, primarily consisting of profits generated principally from management fees and fee related performance revenues after covering for operating expenses and fee related performance compensation, (ii) net realized performance income and (iii) net cash from investment related activities including purchases, sales and net realized investment income. We generated meaningful cash flow from operations in each period presented.

	Three months ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Core operating activities	$226,592	$161,093	$65,499	41%
Net realized performance income	87,214	5,010	82,204	NM
Net cash used in investment related activities	(51,074)	(28,695)	(22,379)	78
Net cash provided by operating activities	$262,732	$137,408	125,324	91

NM - Not Meaningful

Cash generated from our core operating activities continues to increase as a result of growing fee revenues and an expanding fee related earnings margin. Net realized performance income, which represents a source of cash, also increased when compared to the prior year period primarily as a result of receiving payment for incentive fees that were realized in the prior period. Our incentive fee realizations were higher in the fourth quarter of 2021 compared to the fourth quarter of 2020, which resulted in an increase in cash payments received over the comparative periods. Net cash used in investment related activities primarily represents net purchases associated with funding capital commitments in our investment portfolio, which represent a use of cash. Our capital commitments continue to increase with our growing assets under management.

Net cash used in the Consolidated Funds’ operating activities continues to be principally attributable to net purchases of investment securities by recently launched funds during both periods. Net cash used in the Consolidated Funds’ operating activities for the three months ended March 31, 2021 included the purchase of U.S. Treasury securities following the initial public offering of our SPAC.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.

Investing Activities

	Three months ended March 31,
	2022	2021
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(8,524)	$(3,284)
Acquisitions, net of cash acquired	(301,624)	—
Net cash used in investing activities	$(310,148)	$(3,284)

Net cash used in the Company's investing activities was principally composed of cash used to complete the Infrastructure Debt Acquisition in the current period. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and expanding our global presence.

Financing Activities

	Three months ended March 31,
	2022	2021
Net borrowings (repayments) of Credit Facility	$(45,000)	$168,000
Proceeds from issuance of senior notes	488,915	—
Class A and non-voting common stock dividends	(111,406)	(74,684)
AOG unitholder distributions	(100,480)	(67,084)
Series A Preferred Stock dividends	—	(5,425)
Stock option exercises	3,347	—
Taxes paid related to net share settlement of equity awards	(183,027)	(84,590)
Other financing activities	856	341
Net cash provided by (used in) the Company's financing activities	$53,205	$(63,442)

Net cash provided by the Company’s financing activities for the three months ended March 31, 2022 included net proceeds from the issuance of the 2052 Senior Notes. These proceeds were used primarily to fund the Infrastructure Debt Acquisition. As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee’s withholding tax liabilities and pay the taxes on their behalf. This use of cash increased from the prior period primarily as a result of our appreciating stock price, which is the basis on which employee compensation is recognized, and a higher number of restricted units that vested in the current period. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the three months ended March 31, 2022 and 2021, we retained and did not issue 2.3 million shares and 1.8 million shares, respectively.

Net cash used in the Company’s financing activities for three months ended March 31, 2021 was principally composed of cash used to pay dividends and distributions to Class A common stockholders and AOG unitholders, respectively.

	Three months ended March 31,
	2022	2021
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$82,930	$941,935
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(34,958)	(38,829)
Borrowings under loan obligations by Consolidated Funds	49,317	7,000
Repayments under loan obligations by Consolidated Funds	(57,457)	(29,453)
Net cash provided by the Consolidated Funds' financing activities	$39,832	$880,653
Net cash provided by the Consolidated Funds’ financing activities for the three months ended March 31, 2022 was principally attributable to contributions to a Consolidated Fund to fund investments in limited partnership interests in private equity funds managed by the Company.
Net cash provided by the Consolidated Funds’ financing activities for the three months ended March 31, 2021 was principally attributable to contributions from shareholders in the initial public offering of our SPAC.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities and certain subsidiaries operating outside the U.S. These net capital requirements in the U.S. are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2022, we were required to maintain approximately $46.4 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $99.0 million and $100.5 million as of March 31, 2022 and December 31, 2021, respectively.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see "Note 8. Debt,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our unaudited condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. Actual results may also differ from our estimates and judgments due to risks and uncertainties. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see “Note 2. Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on the Company can be found in “Note 2. Summary of Significant Accounting Policies,” of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Commitments and Contingencies

In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, capital commitments to funds, indemnifications and potential contingent repayment obligations. For further discussion of our derivatives, guarantees, capital commitments, indemnification arrangements and contingent obligations, see “Note 7. Derivative Financial Instruments” and “Note 9. Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

At March 31, 2022 and December 31, 2021, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the three months ended March 31, 2022. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC's website at sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of March 31, 2022 and December 31, 2021, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors for the three months ended March 31, 2022. For a discussion of our other potential risks and uncertainties, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC's website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 31, 2022	—	$—	—	$150,000
February 1, 2022 - February 28, 2022	—	—	—	150,000
March 1, 2022 - March 31, 2022	—	—	—	150,000
Total	—		—

(1)In February 2022, our board of directors approved the renewal of our stock repurchase program that authorizes the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2023. Repurchases under the program depend on the prevailing market conditions and other factors.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has a customer contract with Melli Bank Plc. Melli Bank Plc has been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13224. Daisy generated a total of £41,546 in annual revenues in 2021 (less than 0.01% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and de minimis net profits. Daisy entered into the customer contract with Melli Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Melli Bank Plc on February 26, 2022. Following termination of the contract, Daisy has not engaged and does not intend to engage in any further dealings or transactions with Melli Bank Plc.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation.
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.1	Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.2	First Supplemental Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.3	Form of 3.650% Senior Note due 2052 (included in Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
10.1	Nomination Agreement, dated February 23, 2022, by and between Ares Management Corporation and Ares Partners Holdco LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 10-K (File No. 001-36429) filed with the SEC on February 28, 2022).
10.2	Amendment No. 11, dated as of March 31, 2022, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 6, 2022).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: May 9, 2022	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: May 9, 2022	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)