Form 10-Q
period 2022-06-30
Ares Management Corp
filed 2022-08-05
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2022 there were 171,976,260 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 118,448,147 of the registrant's Class C common stock outstanding.

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

•“perpetual capital” refers to the AUM of (i) ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”) and CADC, (ii) our non-traded Real Estate Investment Trusts (“REITs”), (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”), (iv) Ares Private Markets Fund (“APMF”) and (v) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Commingled Funds refers to commingled funds that meet the Perpetual Capital criteria. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the Perpetual Capital criteria. Perpetual Capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of our Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI is reduced by deferred placement fees, which represent the portion of placement fees that are deferred and amortized over the expected life of each fund's life for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, a placement fee adjustment is presented as a reduction to RI;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$252,867	$343,655
Investments (includes accrued carried interest of $3,120,192 and $2,998,421 at June 30, 2022 and December 31, 2021, respectively)	3,927,506	3,684,264
Due from affiliates	552,137	670,383
Other assets	265,166	334,755
Right-of-use operating lease assets	153,929	167,652
Intangible assets, net	1,453,678	1,422,818
Goodwill	998,444	787,972
Assets of Consolidated Funds:
Cash and cash equivalents	824,110	1,049,191
U.S. Treasury securities, at fair value	1,000,490	1,000,285
Investments, at fair value	11,551,482	11,816,393
Due from affiliates	7,159	7,234
Receivable for securities sold	195,831	281,132
Other assets	43,416	39,430
Total assets	$21,226,215	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$256,620	$279,673
Accrued compensation	404,821	310,222
Due to affiliates	133,422	198,553
Performance related compensation payable	2,280,764	2,190,352
Debt obligations	1,967,989	1,503,709
Operating lease liabilities	189,175	205,075
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	99,542	103,258
Payable for securities purchased	667,375	1,118,456
CLO loan obligations, at fair value	10,309,475	10,657,661
Fund borrowings	155,367	127,771
Total liabilities	16,464,550	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,000,000	1,000,000
Redeemable interest in Ares Operating Group entities	93,518	96,008
Non-controlling interests in Consolidated Funds	798,476	591,452
Non-controlling interests in Ares Operating Group entities	1,230,305	1,397,747
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (171,837,350 shares and 168,351,305 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	1,718	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding at June 30, 2022 and December 31, 2021)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at June 30, 2022 and December 31, 2021)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,448,147 shares and 118,609,332 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	1,184	1,186
Additional paid-in-capital	1,880,321	1,913,559
Accumulated deficit	(226,700)	(89,382)
Accumulated other comprehensive loss, net of tax	(17,192)	(1,855)
Total stockholders' equity	1,639,366	1,825,227
Total equity	3,668,147	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$21,226,215	$21,605,164

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Management fees	$520,560	$367,286	$997,892	$687,559
Carried interest allocation	47,304	852,521	225,593	1,150,056
Incentive fees	4,675	15,904	21,097	18,724
Principal investment income (loss)	(4,387)	47,127	3,939	72,227
Administrative, transaction and other fees	33,278	11,981	67,908	24,641
Total revenues	601,430	1,294,819	1,316,429	1,953,207
Expenses
Compensation and benefits	375,775	269,689	729,612	501,539
Performance related compensation	41,073	656,381	173,884	877,813
General, administrative and other expenses	122,566	83,362	243,089	151,018
Expenses of Consolidated Funds	13,454	15,300	17,967	19,471
Total expenses	552,868	1,024,732	1,164,552	1,549,841
Other income (expense)
Net realized and unrealized gains (losses) on investments	(1,775)	4,977	6,334	10,410
Interest and dividend income	1,476	4,482	2,978	5,442
Interest expense	(17,221)	(6,907)	(32,867)	(13,602)
Other income (expense), net	5,809	(1,819)	7,593	(5,968)
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(7,907)	(5,947)	8,061	10,475
Interest and other income of Consolidated Funds	117,375	113,878	237,665	229,717
Interest expense of Consolidated Funds	(79,253)	(58,974)	(153,266)	(129,999)
Total other income, net	18,504	49,690	76,498	106,475
Income before taxes	67,066	319,777	228,375	509,841
Income tax expense	13,460	48,458	33,871	74,212
Net income	53,606	271,319	194,504	435,629
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(15,022)	5,027	32,360	54,885
Net income attributable to Ares Operating Group entities	68,628	266,292	162,144	380,744
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(457)	337	(58)	369
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	29,354	124,311	76,608	180,353
Net income attributable to Ares Management Corporation	39,731	141,644	85,594	200,022
Less: Series A Preferred Stock dividends paid	—	5,425	—	10,850
Less: Series A Preferred Stock redemption premium	—	11,239	—	11,239
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$39,731	$124,980	$85,594	$177,933
Net income per share of Class A and non-voting common stock:
Basic	$0.21	$0.70	$0.45	$1.07
Diluted	$0.21	$0.69	$0.45	$1.03
Weighted-average shares of Class A and non-voting common stock:
Basic	175,157,558	164,793,968	174,694,645	157,075,774
Diluted	175,157,558	181,027,734	174,694,645	172,388,938

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$53,606	$271,319	$194,504	$435,629
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(29,644)	3,458	(42,037)	(7,115)
Total comprehensive income	23,962	274,777	152,467	428,514
Less: Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	(24,922)	6,983	17,365	47,769
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,453)	523	(1,385)	(35)
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	21,779	124,869	66,230	180,545
Comprehensive income attributable to Ares Management Corporation	$28,558	$142,402	$70,257	$200,235

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2021	$—	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426
Changes in ownership interests and related tax benefits	—	28	—	(1)	(110,577)	—	—	(90,843)	19,202	(182,191)
Issuances of common stock	—	1	—	—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	—	1,079	82,930	84,009
Dividends/Distributions	—	—	—	—	—	(111,406)	—	(100,480)	(34,958)	(246,844)
Net income	—	—	—	—	—	45,863	—	47,254	47,382	140,499
Currency translation adjustment, net of tax	—	—	—	—	—	—	(4,164)	(2,803)	(5,095)	(12,062)
Equity compensation	—	—	—	—	31,896	—	—	21,706	—	53,602
Stock option exercises	—	2	—	—	3,345	—	—	—	—	3,347
Balance at March 31, 2022	$—	1,715	35	1,185	1,851,057	(154,925)	(6,019)	1,273,660	700,913	3,667,621
Changes in ownership interests and related tax benefits	—	—	—	(1)	(5,599)	—	—	(3,135)	5,815	(2,920)
Capital contributions	—	—	—	—	—	—	—	969	135,350	136,319
Dividends/Distributions	—	—	—	—	—	(111,506)	—	(82,958)	(18,680)	(213,144)
Net income	—	—	—	—	—	39,731	—	29,354	(15,022)	54,063
Currency translation adjustment, net of tax	—	—	—	—	—	—	(11,173)	(7,575)	(9,900)	(28,648)
Equity compensation	—	—	—	—	29,569	—	—	19,990	—	49,559
Stock option exercises	—	3	—	—	5,294	—	—	—	—	5,297
Balance at June 30, 2022	$—	$1,718	$35	$1,184	$1,880,321	$(226,700)	$(17,192)	$1,230,305	$798,476	$3,668,147

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2020	$298,761	$1,472	$—	$1,124	$1,043,669	$(151,824)	$483	$738,369	$539,720	$2,471,774
Changes in ownership interests and related tax benefits	—	26	—	(2)	(41,686)	—	—	(44,477)	—	(86,139)
Capital contributions	—	—	—	—	—	—	—	—	11,011	11,011
Dividends/Distributions	(5,425)	—	—	—	—	(74,684)	—	(67,084)	(38,829)	(186,022)
Net income	5,425	—	—	—	—	52,953	—	56,042	49,858	164,278
Currency translation adjustment, net of tax	—	—	—	—	—	—	(545)	(366)	(9,072)	(9,983)
Equity compensation	—	—	—	—	31,752	—	—	23,897	—	55,649
Balance at March 31, 2021	298,761	1,498	—	1,122	1,033,735	(173,555)	(62)	706,381	552,688	2,420,568
Changes in ownership interests and related tax benefits	—	3	—	—	(165,886)	—	—	143,867	—	(22,016)
Issuances of common stock	—	122	35	—	827,273	—	—	—	—	827,430
Capital contributions	—	—	—	54	—	—	—	317,595	34,994	352,643
Redemption of preferred stock	(310,000)	—	—	—	—	—	—	—	—	(310,000)
Dividends/Distributions	(5,425)	—	—	—	—	(82,825)	—	(63,585)	(33,460)	(185,295)
Net income	16,664	—	—	—	—	124,980	—	124,311	5,027	270,982
Currency translation adjustment, net of tax	—	—	—	—	—	—	758	558	1,956	3,272
Equity compensation	—	—	—	—	41,003	—	—	28,501	—	69,504
Stock option exercises	—	8	—	—	14,019	—	—	—	—	14,027
Balance at June 30, 2021	—	1,631	35	1,176	1,750,144	(131,400)	696	1,257,628	561,205	3,441,115
Changes in ownership interests and related tax benefits	—	38	—	(21)	79,787	—	—	(187,454)	—	(107,650)
Capital contributions	—	—	—	33	—	—	—	211,444	(126,339)	85,138
Dividends/Distributions	—	—	—	—	—	(82,307)	—	(68,083)	(12,481)	(162,871)
Net income	—	—	—	—	—	84,726	—	84,293	47,370	216,389
Currency translation adjustment, net of tax	—	—	—	—	—	—	(3,267)	(2,346)	(5,355)	(10,968)
Equity compensation	—	—	—	—	38,607	—	—	27,384	—	65,991
Stock option exercises	—	7	—	—	13,375	—	—	—	—	13,382
Balance at September 30, 2021	—	1,676	35	1,188	1,881,913	(128,981)	(2,571)	1,322,866	464,400	3,540,526
Changes in ownership interests and related tax benefits	—	3	—	(2)	(5,504)	—	—	(9,671)	13,487	(1,687)
Capital contributions	—	—	—	—	—	—	—	9,981	113,978	123,959
Dividends/Distributions	—	—	—	—	—	(84,490)	—	(70,448)	(14,127)	(169,065)
Net income	—	—	—	—	—	124,089	—	125,794	18,114	267,997
Currency translation adjustment, net of tax	—	—	—	—	—	—	716	526	(4,400)	(3,158)
Equity compensation	—	—	—	—	27,348	—	—	18,699	—	46,047
Stock option exercises	—	5	—	—	9,802	—	—	—	—	9,807
Balance at December 31, 2021	$—	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$194,504	$435,629
Adjustments to reconcile net income to net cash used in operating activities	61,073	23,407
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(855,803)	(1,811,773)
Cash flows due to changes in operating assets and liabilities	157,160	(130,836)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(125,132)	414,530
Net cash used in operating activities	(568,198)	(1,069,043)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(18,448)	(7,952)
Acquisitions, net of cash acquired	(301,677)	(778,144)
Net cash used in investing activities	(320,125)	(786,096)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	—	827,430
Proceeds from Credit Facility	700,000	318,000
Proceeds from issuance of senior and subordinated notes	488,915	450,000
Repayments of Credit Facility	(720,000)	(318,000)
Dividends and distributions	(406,366)	(288,178)
Series A Preferred Stock dividends	—	(10,850)
Redemption of Series A Preferred Stock	—	(310,000)
Stock option exercises	8,644	14,027
Taxes paid related to net share settlement of equity awards	(189,485)	(100,838)
Other financing activities	1,834	(10,415)
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	218,280	962,829
Distributions to non-controlling interests in Consolidated Funds	(53,638)	(72,289)
Borrowings under loan obligations by Consolidated Funds	814,183	492,887
Repayments under loan obligations by Consolidated Funds	(46,873)	(59,731)
Net cash provided by financing activities	815,494	1,894,872
Effect of exchange rate changes	(17,959)	3,361
Net change in cash and cash equivalents	(90,788)	43,094
Cash and cash equivalents, beginning of period	343,655	539,812
Cash and cash equivalents, end of period	$252,867	$582,906
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units and Class A common stock in connection with acquisitions	$12,835	$299,640

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

The following is a summary of the fair values of assets acquired and liabilities assumed for the Landmark Acquisition as of June 2, 2021, based upon third party valuations of certain intangible assets. The fair value of assets acquired and liabilities assumed are estimated to be:

Cash	$25,645
Other tangible assets	23,403
Intangible assets:
Management contracts	425,880
Client relationships	197,160
Trade name	86,200
Total intangible assets	709,240
Total identifiable assets acquired	758,288
Accounts payable, accrued expenses and other liabilities	73,216
Net identifiable assets acquired	685,072
Goodwill	417,657
Net assets acquired	$1,102,729

The carrying value of goodwill associated with Landmark was $417.7 million as of the acquisition date and is entirely allocated to the Secondary Solutions Group segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of Landmark.
In connection with the Landmark Acquisition, the Company allocated $425.9 million, $197.2 million and $86.2 million of the purchase price to the fair value of the management contracts, client relationships and trade name, respectively. The acquired management contracts and client relationships had a weighted average amortization period as of the acquisition date of 7.4 years and 11.8 years, respectively. The trade name was determined to have an indefinite useful life at the time of the Landmark Acquisition and is not subject to amortization as the Company intended to operate under its brand name into perpetuity.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Supplemental information of the Company’s consolidated results on an unaudited pro forma basis, as if the Landmark Acquisition had been consummated as of January 1, 2020, is as follows:

	Three months ended June 30,	Six months ended June 30,
	2021	2021
Total revenues	$1,335,642	$2,030,718
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$140,669	$193,926
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets:

	Weighted Average Amortization Period as of June 30, 2022 In Years	As of June 30,	As of December 31,
		2022	2021
Management contracts	5.8	$707,073	$641,737
Client relationships	10.1	262,301	229,501
Trade name	8.0	11,079	11,079
Other	2.3	500	500
Finite-lived intangible assets		980,953	882,817
Foreign currency translation		(1,010)	1,792
Total finite-lived intangible assets		979,943	884,609
Less: accumulated amortization		(180,265)	(115,791)
Finite-lived intangible assets, net		799,678	768,818
Management contracts		567,800	567,800
Trade name		86,200	86,200
Indefinite-lived intangible assets		654,000	654,000
Intangible assets, net		$1,453,678	$1,422,818
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
Amortization expense associated with intangible assets was $35.6 million and $17.3 million for the three months ended June 30, 2022 and 2021, respectively, and $68.7 million and $27.9 million for the six months ended June 30, 2022 and 2021, respectively, and is presented within general, administrative and other expenses in the Condensed Consolidated Statements of Operations. During the first quarter of 2022, the Company removed $3.4 million of intangible assets that were fully amortized.

Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance as of December 31, 2021	$32,196	$58,600	$53,339	$417,738	$226,099	$787,972
Acquisitions	—	—	213,424	(96)	—	213,328
Reallocation	—	(10,530)	10,530	—	—	—
Foreign currency translation	—	—	—	(21)	(2,835)	(2,856)
Balance as of June 30, 2022	$32,196	$48,070	$277,293	$417,621	$223,264	$998,444

In connection with the Infrastructure Debt Acquisition, the Company allocated $213.4 million of the purchase price to goodwill.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

There was no impairment of goodwill recorded during the six months ended June 30, 2022 and 2021. The impact of foreign currency translation is reflected within other comprehensive income.

5. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Equity method investments:
Equity method - carried interest	$3,120,192	$2,998,421	79.4%	81.4%
Equity method private investment partnership interests - principal	517,616	473,887	13.2	12.9
Equity method private investment partnership interests and other (held at fair value)	122,257	117,539	3.1	3.2
Equity method private investment partnership interests and other	119,616	40,580	3.0	1.1
Total equity method investments	3,879,681	3,630,427	98.7	98.6
Collateralized loan obligations	24,774	30,815	0.6	0.8
Other fixed income	21,582	21,582	0.4	0.5
Collateralized loan obligations and other fixed income, at fair value	46,356	52,397	1.0	1.3
Common stock, at fair value	1,469	1,440	0.1	0.1
Total investments	$3,927,506	$3,684,264

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and six months ended June 30, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria.
The Company recognized a net loss and a net gain related to its equity method investments of $6.4 million and $53.8 million for the three months ended June 30, 2022 and 2021, respectively, and net gains of $8.8 million and $80.4 million for the six months ended June 30, 2022 and 2021, respectively. The net gains and net losses were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income in the Condensed Consolidated Statements of Operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Fixed income investments:
Bonds	$785,085	$857,125	6.3%	6.7%
Loans	9,253,491	9,910,689	73.7	77.3
U.S. Treasury securities	1,000,902	1,000,285	8.0	7.8
Total fixed income investments	11,039,478	11,768,099	88.0	91.8
Equity securities	480,914	340,272	3.8	2.7
Partnership interests	1,031,580	708,307	8.2	5.5
Total investments, at fair value	$12,551,972	$12,816,678

As of June 30, 2022 and December 31, 2021, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of June 30, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$46,356	$—	$46,356
Common stock and other equity securities	—	1,469	113,881	—	115,350
Partnership interests	—	—	2,575	5,800	8,375
Total investments, at fair value	—	1,469	162,812	5,800	170,081
Derivatives-foreign currency forward contracts	—	8,030	—	—	8,030
Total assets, at fair value	$—	$9,499	$162,812	$5,800	$178,111
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(70)	$—	$—	$(70)
Contingent consideration	—	—	(10,748)	—	(10,748)
Total liabilities, at fair value	$—	$(70)	$(10,748)	$—	$(10,818)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$496,798	$288,287	$—	$785,085
Loans	136	8,465,388	787,967	—	9,253,491
U.S. Treasury securities	1,000,902	—	—	—	1,000,902
Total fixed income investments	1,001,038	8,962,186	1,076,254	—	11,039,478
Equity securities	—	—	480,914	—	480,914
Partnership interests	—	—	250,123	781,457	1,031,580
Total assets, at fair value	$1,001,038	$8,962,186	$1,807,291	$781,457	$12,551,972
Liabilities, at fair value
Derivatives:
Warrants	$(4,000)	$—	$—	$—	$(4,000)
Asset swaps	—	—	(3,035)	—	(3,035)
Total derivative liabilities, at fair value	(4,000)	—	(3,035)	—	(7,035)
Loan obligations of CLOs	—	(10,309,475)	—	—	(10,309,475)
Total liabilities, at fair value	$(4,000)	$(10,309,475)	$(3,035)	$—	$(10,316,510)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$114,499	$51,458	$2,575	$(10,550)	$157,982
Change in fair value	—	—	—	(198)	(198)
Sales/settlements(1)	(934)	(993)	—	—	(1,927)
Realized and unrealized appreciation(depreciation), net	316	(4,109)	—	—	(3,793)
Balance, end of period	$113,881	$46,356	$2,575	$(10,748)	$152,064
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$316	$(4,109)	$—	$(198)	$(3,991)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$351,140	$859,301	$241,123	$(3,162)	$1,448,402
Transfer in	—	358,779	—	—	358,779
Transfer out	—	(152,750)	—	—	(152,750)
Purchases(2)	110,322	201,882	3,000	—	315,204
Sales/settlements(1)	(18,422)	(140,607)	(9,000)	—	(168,029)
Amortized discounts/premiums	—	177	—	—	177
Realized and unrealized appreciation(depreciation), net	37,874	(50,528)	15,000	127	2,473
Balance, end of period	$480,914	$1,076,254	$250,123	$(3,035)	$1,804,256
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$25,622	$(37,145)	$15,000	$(64)	$3,413

(1)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.
(2)Purchases include paid-in-kind interest and securities in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended June 30, 2021:

Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Total
Balance, beginning of period	$89,233	$53,530	$2,575	$145,338
Transfer in due to changes in consolidation	—	7,623	—	7,623
Purchases(1)	19,278	981	—	20,259
Sales/settlements(2)	—	(7,678)	—	(7,678)
Realized and unrealized appreciation (depreciation), net	(1,271)	1,384	—	113
Balance, end of period	$107,240	$55,840	$2,575	$165,655
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,271)	$852	$—	$(419)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$230,634	$560,380	$243,452	$(2,101)	$1,032,365
Transfer out due to changes in consolidation	(157)	(49,326)	—	—	(49,483)
Transfer in	—	92,025	—	—	92,025
Transfer out	—	(231,320)	—	—	(231,320)
Purchases(1)	789	255,197	12,000	—	267,986
Sales/settlements(2)	(731)	(176,951)	(2,000)	(503)	(180,185)
Amortized discounts/premiums	1	397	—	—	398
Realized and unrealized appreciation (depreciation), net	(1,236)	5,024	1,826	946	6,560
Balance, end of period	$229,300	$455,426	$255,278	$(1,658)	$938,346
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(1,199)	$1,503	$1,826	$(1,073)	$1,057

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the six months ended June 30, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$108,949	$52,397	$2,575	$(57,435)	$106,486
Transfer in due to changes in consolidation	1,491	—	—	—	1,491
Sales/settlements(1)	(1,147)	(1,878)	—	47,873	44,848
Change in fair value	—	—	—	(1,186)	(1,186)
Realized and unrealized appreciation (depreciation), net	4,588	(4,163)	—	—	425
Balance, end of period	$113,881	$46,356	$2,575	$(10,748)	$152,064
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$4,588	$(4,163)	$—	$(1,186)	$(761)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Transfer in	—	338,080	—	—	338,080
Transfer out	—	(80,261)	—	—	(80,261)
Purchases(2)	117,642	367,274	27,000	—	511,916
Sales/settlements(1)	(28,611)	(226,660)	(30,500)	(2)	(285,773)
Amortized discounts/premiums	—	679	—	—	679
Realized and unrealized appreciation (depreciation), net	52,700	(65,810)	14,950	72	1,912
Balance, end of period	$480,914	$1,076,254	$250,123	$(3,035)	$1,804,256
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$26,150	$(61,044)	$14,445	$(175)	$(20,624)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of June 30, 2022:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$14,610	Transaction price(1)	N/A	N/A	N/A
	52,400	Discounted cash flow	Discount rates	14.0% - 20.0%	14.3%
	46,871	Market approach	Multiple of book value	1.4x	1.4x
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	24,774	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,582	Other	N/A	N/A	N/A
Total assets	$162,812
Liabilities
Contingent consideration	$(10,748)	Monte Carlo simulation	Discount rate	8.5%	8.5%
			Volatility	18.0%	18.0%
Total liabilities	$(10,748)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,076	Market approach	EBITDA multiples(2)	7.5x - 63.4x	17.8x
	162,414	Market approach	Multiple of book values	1.0x - 1.2x	1.1x
	198,778	Discounted cash flow	Discount rate	20.0%	20.0%
	332	Other	N/A	N/A	N/A
	74	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	118,240	Transaction price(1)	N/A	N/A	N/A
Partnership interest	250,123	Discounted cash flow	Discount rate	22.6%	22.6%
Fixed income securities
	893,063	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	174,346	Income approach	Yields	5.5% -22.0%	7.9%
	6,441	Transaction price(1)	N/A	N/A	N/A
	2,404	Other	N/A	N/A	N/A
Total assets	$1,807,291
Liabilities
Derivative instruments	$(3,035)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,035)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of December 31, 2021:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$14,610	Transaction price(1)	N/A	N/A	N/A
	50,690	Discounted cash flow	Discount rates	14.0% - 20.0%	14.3%
	43,649	Market approach	Multiple of book value	1.4x	1.4x
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	30,815	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,582	Other	N/A	N/A	N/A
Total assets	$163,921
Liabilities
Contingent Consideration	$(9,562)	Monte Carlo simulation	Discount rate	8.5%	8.5%
			Volatility	18%	18%
	(47,873)	Other	N/A	N/A	N/A
Total liabilities	$(57,435)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$1,261	Market approach	EBITDA multiples(2)	1.0x - 64.4x	17.5x
	140,185	Market approach	Multiple of book values	1.0x- 1.2x	1.1x
	123,685	Discounted cash flow	Discount rate	20.0%	20.0%
	11	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	74,041	Transaction price(1)	N/A	N/A	N/A
Partnership interests	238,673	Discounted cash flow	Discount rate	23.4%	23.4%
Fixed income securities
	614,754	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	128,198	Income approach	Yields	3.5% - 16.2%	6.7%
Total assets	$1,320,808
Liabilities
Derivative instruments	$(3,105)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,105)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $5.8 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company's control. As of June 30, 2022, these investments had a fair value of $781.5 million and unfunded commitments of $903.9 million. As of December 31, 2021, these investments had a fair value of $469.6 million and unfunded commitments of $1,200.0 million.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of June 30, 2022				As of December 31, 2021
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign currency forward contracts	$77,103	$8,030	$5,041	$70	$409,018	$5,682	$11,011	$328
Total derivatives, at fair value(2)	$77,103	$8,030	$5,041	$70	$409,018	$5,682	$11,011	$328

	As of June 30, 2022				As of December 31, 2021
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Warrants	$—	$—	$230,000	$4,000	$—	$—	$230,000	$17,822
Asset swaps	55,975	—	49,489	3,035	56,000	—	49,516	3,105
Total derivatives, at fair value(3)	$55,975	$—	$279,489	$7,035	$56,000	$—	$279,516	$20,927

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of June 30, 2022 and December 31, 2021, the Company had the right to, but elected not to, offset $0.1 million and $0.3 million of its derivative liabilities.
(3)As of June 30, 2022 and December 31, 2021, the Consolidated Funds offset an immaterial amount of their derivative assets and liabilities.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of June 30, 2022		As of December 31, 2021
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$395,000	1.63%	$415,000	1.25%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	248,331	4.21	247,979	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,379	3.28	396,156	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	483,614	3.77	—	—
2051 Subordinated Notes(5)	6/30/2021	6/30/2051	450,000	444,665	4.13	444,574	4.13
Total debt obligations				$1,967,989		$1,503,709

(1)On March 31, 2022, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.090 billion to $1.275 billion with an accordion feature of $375.0 million, replace the LIBOR rate with a Secured Overnight Financing Rate-based rate (“SOFR”) plus an applicable credit spread adjustment and extend the maturity date from March 2026 to March 2027. The AOG entities are borrowers under the Credit Facility. The Credit Facility has a variable interest rate based on SOFR or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of June 30, 2022, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero.
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

As of June 30, 2022, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2021	$5,274	$3,689	$5,426
Debt issuance costs incurred	1,476	5,482	—
Amortization of debt issuance costs	(632)	(390)	(91)
Unamortized debt issuance costs as of June 30, 2022	$6,118	$8,781	$5,335

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of June 30, 2022			As of December 31, 2021
	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years	Loan Obligations	Fair Value of Loan Obligations	Weighted Average Remaining Maturity In Years
Senior secured notes(1)	$10,416,048	$9,756,862	9.2	$10,031,419	$10,016,638	9.4
Subordinated notes(2)	814,603	552,613	7.7	792,575	641,023	8.1
Total loan obligations of Consolidated CLOs	$11,230,651	$10,309,475		$10,823,994	$10,657,661

(1)As of June 30, 2022 and December 31, 2021, original borrowings under the senior secured notes totaled $10.4 billion with various maturity dates ranging from September 2026 to July 2034 and $10.0 billion with various maturity dates ranging from September 2026 to July 2034, respectively. The weighted average interest rate as of June 30, 2022 and December 31, 2021, were 2.47% and 1.93%, respectively.
(2)As of June 30, 2022 and December 31, 2021, original borrowings under the subordinated notes totaled $814.6 million, with various maturity dates ranging from September 2026 to July 2034 and $792.6 million with various maturity dates ranging from September 2026 to July 2034, respectively. The notes do not have contractual interest rates; instead, holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of June 30, 2022 and December 31, 2021, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of June 30, 2022		As of December 31, 2021
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
	10/13/2022	$112,817	$112,817	3.24%	$71,500	1.59%
	7/1/2023	18,000	15,550	3.19	16,271	1.73
	7/23/2024	75,000	27,000	5.15	40,000	3.09
	9/24/2026	150,000	—	N/A	—	N/A
Total borrowings of Consolidated Funds			$155,367		$127,771

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of June 30, 2022, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of June 30, 2022 and December 31, 2021, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $649.6 million and $677.3 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of June 30, 2022 and December 31, 2021, the Company’s maximum exposure to losses from guarantees was $16.6 million and $209.7 million, respectively.
Contingent Liabilities
In connection with the Landmark Acquisition, the Company established a management incentive program (the “Landmark MIP”) with certain professionals of Landmark. The Landmark MIP represents a contingent liability not to exceed $300.0 million and is based on the achievement of revenue targets from the fundraising of certain Landmark funds during a measurement period.
The Company expects to settle this liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash component is recognized ratably over the measurement period, which will end on the earlier of the final fundraising date or December 31, 2022. Expense associated with the equity component is recognized ratably over the service period, which will continue for four years beyond the measurement period end date. The Landmark MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense in the Condensed Consolidated Statements of Operations. At the measurement period end date, the cash component will be paid and restricted units for the balance of the Landmark MIP will be granted at fair value. The unpaid liability at the measurement period end date will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Landmark MIP at the measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of June 30, 2022 and December 31, 2021, the fair value of the contingent liability was estimated to be $122.9 million and $145.7 million, respectively. As of June 30, 2022 and December 31, 2021, the Company has recorded $36.7 million and $21.0 million, respectively, within accrued compensation in the Condensed Consolidated Statements of Financial Condition. Compensation expense of $6.8 million and $15.7 million for the three and six months ended June 30, 2022, respectively, and $4.6 million for the period from June 2, 2021 through June 30, 2021 is presented within compensation and benefits in the Condensed Consolidated Statements of Operations.
The purchase agreement with Black Creek contains provisions obligating the Company to make payments in an aggregate amount not to exceed $275.0 million to certain senior professionals and advisors upon the achievement of certain revenue targets through a measurement period no later than December 31, 2024.

Of the total contingent liability, 96% requires continued service through the measurement period and is accounted for as compensation expense instead of as a component of purchase consideration. The fair value of this contingent liability is remeasured at each reporting date with compensation expense recorded ratably over the service period, which is the Black Creek Acquisition date through the earlier of the measurement period end date or the achievement date. As of June 30, 2022 and December 31, 2021, the fair value of the contingent liability was $257.9 million and $229.5 million, respectively. As of June 30, 2022 and December 31, 2021, the Company has recorded $133.4 million and $45.9 million, respectively, within

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
accrued compensation in the Condensed Consolidated Statements of Financial Condition. Compensation expense of $49.8 million and $87.5 million for the three and six months ended June 30, 2022, respectively, is presented within compensation and benefits in the Condensed Consolidated Statements of Operations.

The remaining 4% portion of the contingent liability does not require continued service through the measurement period and is accounted for as contingent consideration that is a component of purchase consideration. The fair value of this contingent liability is remeasured at each reporting date with changes in fair value recorded within other expense over the service period. As of June 30, 2022 and December 31, 2021, the fair value of the contingent liability was $10.7 million and $9.6 million, respectively. Other expense of $0.2 million and $1.2 million for the three and six months ended June 30, 2022, respectively, is presented within other income (expense), net in the Condensed Consolidated Statements of Operations.

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

The Company expects to settle each portion of the liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash components are recognized ratably over the respective measurement periods, which will end on the final fundraising date for each of the infrastructure debt funds included in the Infrastructure Debt MIP agreement. Expense associated with the equity component is recognized ratably over the service periods, which will continue for four years beyond each of the measurement period end dates. The Infrastructure Debt MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense in the Condensed Consolidated Statements of Operations. At each of the measurement period end dates, the cash component will be paid and restricted units for the portion of the Infrastructure Debt MIP award earned will be granted at fair value. The unpaid liability at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Infrastructure Debt MIP award earned at the respective measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of June 30, 2022, the fair value of the contingent liability was estimated to be $39.2 million. Compensation expense of $2.9 million and $4.3 million for the three and six months ended June 30, 2022, respectively, is presented within compensation and benefits in the Condensed Consolidated Statements of Operations with an equal offset presented within accrued compensation in the Condensed Consolidated Statements of Financial Condition.
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
At June 30, 2022 and December 31, 2021, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
revenue, would have been approximately $185.9 million and $194.6 million, respectively, of which approximately $146.6 million and $153.3 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of June 30, 2022 and December 31, 2021, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.
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
Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to eleven years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of June 30,	As of December 31,
	Classification	2022	2021
Operating lease assets	Right-of-use operating lease assets	$153,929	$167,652
Finance lease assets	Other assets(1)	689	1,011
Total lease assets		$154,618	$168,663

Operating lease liabilities	Operating lease liabilities	$189,175	$205,075
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	470	936
Total lease liabilities		$189,645	$206,011

(1) Finance lease assets are recorded net of accumulated amortization of $1.9 million and $1.6 million as of June 30, 2022 and December 31, 2021, respectively.

Maturity of lease liabilities	Operating Leases	Finance Leases
2022	$21,557	$142
2023	38,826	166
2024	38,180	162
2025	36,821	15
2026	28,011	—
After 2026	39,605	—
Total future payments	203,000	485
Less: interest	13,825	15
Total lease liabilities	$189,175	$470

		Three months ended June 30,		Six months ended June 30,
	Classification	2022	2021	2022	2021
Operating lease expense	General, administrative and other expenses	$10,071	$9,013	$20,134	$17,506
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	182	128	344	254
Interest on finance lease liabilities	Interest expense	3	7	9	17
Total lease expense		$10,256	$9,148	$20,487	$17,777

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30,
Other information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22,170	$16,733
Operating cash flows for finance leases	16	30
Financing cash flows for finance leases	457	390
Leased assets obtained in exchange for new finance lease liabilities	13	28
Leased assets obtained in exchange for new operating lease liabilities	5,066	30,378

	As of June 30,	As of December 31,
Lease term and discount rate	2022	2021
Weighted-average remaining lease terms (in years):
Operating leases	5.6	6.0
Finance leases	2.3	1.8
Weighted-average discount rate:
Operating leases	2.81%	1.81%
Finance leases	2.80%	2.94%

10. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates. The related accounts receivable are included within due from affiliates in the Condensed Consolidated Statements of Financial Condition, except that accrued carried interest allocations, which is predominantly due from affiliated funds, is presented separately within investments in the Condensed Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of June 30,	As of December 31,
	2022	2021
Due from affiliates:
Management fees receivable from non-consolidated funds	$430,712	$372,249
Incentive fee receivable from non-consolidated funds	11,069	211,243
Payments made on behalf of and amounts due from non-consolidated funds and employees	110,356	86,891
Due from affiliates—Company	$552,137	$670,383
Amounts due from non-consolidated funds	$7,159	$7,234
Due from affiliates—Consolidated Funds	$7,159	$7,234
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$7,102	$10,160
Tax receivable agreement liability	98,975	100,542
Undistributed carried interest and incentive fees	10,648	66,494
Payments made by non-consolidated funds on behalf of and payable by the Company	16,697	21,357
Due to affiliates—Company	$133,422	$198,553

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

11. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and six months ended June 30, 2022, the Company recorded income tax expense of $13.5 million and $33.9 million, respectively. For the three and six months ended June 30, 2021, the Company recorded income tax expense of $48.5 million and $74.2 million, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three and six months ended June 30, 2022 and 2021, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2022 and December 31, 2021, the Company recorded a net deferred tax asset of $37.7 million and $39.4 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EARNINGS PER SHARE
For the six months ended June 30, 2022, the Company had Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes.

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three and six months ended June 30, 2022, the two-class method was the more dilutive method. For the three and six months ended June 30, 2021, the treasury stock method was the more dilutive method.

The computation of diluted earnings per share excludes the following AOG Units as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted units	—	49	—	25
AOG Units	—	113,890,960	—	113,126,250

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$39,731	$124,980	$85,594	$177,933
Distributions on unvested restricted units	(3,461)	(3,452)	(7,046)	(6,693)
Undistributed earnings allocable to participating unvested restricted units	—	(4,967)	—	(2,701)
Net income available to Class A and non-voting common stockholders	$36,270	$116,561	$78,548	$168,539
Basic weighted-average shares of Class A and non-voting common stock	175,157,558	164,793,968	174,694,645	157,075,774
Basic earnings per share of Class A and non-voting common stock	$0.21	$0.70	$0.45	$1.07

Diluted earnings per share of Class A and non-voting common stock:
Net income available to Class A and non-voting common stockholders	$39,731	$124,980	$85,594	$177,933
Distributions on unvested restricted units	(3,461)	—	(7,046)	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$36,270	$124,980	$78,548	$177,933
Effect of dilutive shares:
Restricted units	—	10,930,236	—	10,074,330
Options	—	5,303,530	—	5,238,834
Diluted weighted-average shares of Class A and non-voting common stock	175,157,558	181,027,734	174,694,645	172,388,938
Diluted earnings per share of Class A and non-voting common stock	$0.21	$0.69	$0.45	$1.03

Dividend declared and paid per Class A and non-voting common stock	$0.61	$0.47	$1.22	$0.94

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
13. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2022, the total number of shares available for issuance under the Equity Incentive Plan reset to 49,293,000 shares and as of June 30, 2022, 44,596,953 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted units	$49,635	$46,742	$103,286	$90,829
Restricted units with a market condition	—	22,762	—	34,324
Equity-based compensation expense	$49,635	$69,504	$103,286	$125,153

Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company's Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) at a rate of one quarter per year, beginning on the second anniversary of the grant date or the holder's employment commencement date, or (iii) at a rate of one-third per year, beginning on the first anniversary of the grant date in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder's payroll related taxes upon vesting. For the six months ended June 30, 2022, 5.3 million restricted units vested and 2.9 million shares of Class A common stock were delivered to the holders. For the six months ended June 30, 2021, 4.8 million restricted units vested and 2.7 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the six months ended June 30, 2022, the Company declared dividends of $0.61 per share to Class A common stockholders at the close of business on March 17, 2022 and June 16, 2022. For the three and six months ended June 30, 2022, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $8.0 million and $16.0 million, respectively, which are presented as dividends in the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2022	18,323,036	$36.43
Granted	3,948,993	74.69
Vested	(5,156,186)	26.72
Forfeited	(192,946)	52.34
Balance - June 30, 2022	16,922,897	$48.14

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $632.6 million as of June 30, 2022 and is expected to be recognized over the remaining weighted average period of 3.8 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price. The term of the options is generally ten years, beginning on the grant date.
A summary of options activity during the six months ended June 30, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2022	6,306,282	$19.00	2.3	$392,692
Granted	—		—	—
Exercised	(454,912)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - June 30, 2022	5,851,370	$19.00	1.8	$221,533
Exercisable at June 30, 2022	5,851,370	$19.00	1.8	$221,533

Net cash proceeds from exercises of stock options were $8.6 million for the six months ended June 30, 2022. The Company realized tax benefits of approximately $3.5 million from those exercises.

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
In February 2022, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2023. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the six months ended June 30, 2022 and 2021, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - December 31, 2021	168,351,305	3,489,911	1,000	118,609,332	290,451,548
Exchanges of AOG Units	157,050	—	—	(157,050)	—
Stock option exercises, net of shares withheld for tax	454,912	—	—	—	454,912
Vesting of restricted stock awards, net of shares withheld for tax	2,874,083	—	—	—	2,874,083
Cancellation of AOG Units	—	—	—	(4,135)	(4,135)
Balance - June 30, 2022	171,837,350	3,489,911	1,000	118,448,147	293,776,408

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of June 30, 2022		As of December 31, 2021		Three months ended June 30,		Six months ended June 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2022	2021	2022	2021
Ares Management Corporation	175,327,261	59.68%	171,841,216	59.16%	59.66%	59.13%	59.58%	58.13%
Ares Owners Holdings, L.P.	118,448,147	40.32	118,609,332	40.84	40.34	40.87	40.42	41.87
Total	293,775,408	100.00%	290,450,548	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - December 31, 2021	$96,008
Changes in ownership interests and related tax benefits	231
Net income	399
Currency translation adjustment, net of tax	(331)
Equity compensation	48
Distributions	(8)
Balance - March 31, 2022	96,347
Changes in ownership interests and related tax benefits	(1,445)
Net loss	(457)
Currency translation adjustment, net of tax	(996)
Equity compensation	77
Distributions	(8)
Balance- June 30, 2022	$93,518

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - December 31, 2021	$1,000,000
Change in redemption value	—
Balance - March 31, 2022	$1,000,000
Change in redemption value	—
Balance - June 30, 2022	$1,000,000

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
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of the Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI is reduced by deferred placement fees, which represent the portion of placement fees that have been deferred and amortized over the expected life of each fund's life for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, a placement fee adjustment is presented as a reduction to RI. Management believes RI is a more appropriate metric to evaluate the Company's current business operations.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended June 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$323,171	$47,396	$90,733	$46,201	$17,380	$524,881	$—	$524,881
Fee related performance revenues	275	—	965	—	—	1,240	—	1,240
Other fees	6,619	408	8,565	—	64	15,656	6,298	21,954
Compensation and benefits	(93,287)	(24,293)	(40,599)	(15,133)	(6,799)	(180,111)	(71,341)	(251,452)
General, administrative and other expenses	(17,780)	(7,880)	(10,639)	(2,957)	(2,363)	(41,619)	(35,225)	(76,844)
Fee related earnings	218,998	15,631	49,025	28,111	8,282	320,047	(100,268)	219,779
Performance income—realized	48,533	—	17,405	4,156	—	70,094	—	70,094
Performance related compensation—realized	(29,358)	—	(11,186)	(3,514)	—	(44,058)	—	(44,058)
Realized net performance income	19,175	—	6,219	642	—	26,036	—	26,036
Investment income (loss)—realized	1,609	672	432	—	(3)	2,710	—	2,710
Interest and other investment income (expense)—realized	6,387	195	2,640	2,200	5,514	16,936	(995)	15,941
Interest expense	(3,538)	(3,629)	(2,713)	(1,557)	(5,605)	(17,042)	(179)	(17,221)
Realized net investment income (loss)	4,458	(2,762)	359	643	(94)	2,604	(1,174)	1,430
Realized income	$242,631	$12,869	$55,603	$29,396	$8,188	$348,687	$(101,442)	$247,245

	Three months ended June 30, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$260,234	$39,975	$42,932	$12,898	$16,796	$372,835	$—	$372,835
Fee related performance revenues	(39)	—	693	—	—	654	—	654
Other fees	6,727	248	275	—	1	7,251	—	7,251
Compensation and benefits	(85,892)	(21,979)	(20,189)	(4,289)	(5,384)	(137,733)	(48,429)	(186,162)
General, administrative and other expenses	(11,977)	(5,881)	(3,861)	(859)	(1,771)	(24,349)	(23,074)	(47,423)
Fee related earnings	169,053	12,363	19,850	7,750	9,642	218,658	(71,503)	147,155
Performance income—realized	68,146	53,945	4,922	—	—	127,013	—	127,013
Performance related compensation—realized	(43,485)	(43,197)	(3,398)	—	—	(90,080)	—	(90,080)
Realized net performance income	24,661	10,748	1,524	—	—	36,933	—	36,933
Investment income—realized	1,240	2,633	10,530	—	322	14,725	—	14,725
Interest and other investment income—realized	5,969	4,846	1,511	2	2,628	14,956	85	15,041
Interest expense	(1,465)	(1,476)	(1,289)	(5)	(2,525)	(6,760)	(147)	(6,907)
Realized net investment income (loss)	5,744	6,003	10,752	(3)	425	22,921	(62)	22,859
Realized income	$199,458	$29,114	$32,126	$7,747	$10,067	$278,512	$(71,565)	$206,947

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$626,330	$93,353	$163,220	$90,705	$34,194	$1,007,802	$—	$1,007,802
Fee related performance revenues	12,628	—	1,323	—	—	13,951	—	13,951
Other fees	12,385	705	16,431	—	114	29,635	12,174	41,809
Compensation and benefits	(198,983)	(43,859)	(74,236)	(26,773)	(14,200)	(358,051)	(135,408)	(493,459)
General, administrative and other expenses	(34,477)	(14,168)	(18,276)	(6,035)	(4,089)	(77,045)	(67,609)	(144,654)
Fee related earnings	417,883	36,031	88,462	57,897	16,019	616,292	(190,843)	425,449
Performance income—realized	55,896	2,212	51,698	4,156	—	113,962	—	113,962
Performance related compensation—realized	(33,938)	(1,786)	(33,395)	(3,514)	—	(72,633)	—	(72,633)
Realized net performance income	21,958	426	18,303	642	—	41,329	—	41,329
Investment income—realized	2,024	2,275	3,885	—	858	9,042	—	9,042
Interest and other investment income (expense)—realized	12,113	1,697	5,417	2,844	5,517	27,588	(1,279)	26,309
Interest expense	(6,952)	(7,002)	(5,102)	(2,022)	(11,443)	(32,521)	(346)	(32,867)
Realized net investment income (loss)	7,185	(3,030)	4,200	822	(5,068)	4,109	(1,625)	2,484
Realized income	$447,026	$33,427	$110,965	$59,361	$10,951	$661,730	$(192,468)	$469,262

	Six months ended June 30, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$493,111	$79,113	$82,757	$12,898	$32,419	$700,298	$—	$700,298
Fee related performance revenues	1,331	—	1,359	—	—	2,690	—	2,690
Other fees	12,696	356	923	—	80	14,055	—	14,055
Compensation and benefits	(167,095)	(38,827)	(40,368)	(4,289)	(10,124)	(260,703)	(92,836)	(353,539)
General, administrative and other expenses	(22,786)	(10,367)	(7,538)	(859)	(3,806)	(45,356)	(41,730)	(87,086)
Fee related earnings	317,257	30,275	37,133	7,750	18,569	410,984	(134,566)	276,418
Performance income—realized	70,592	125,163	6,203	—	—	201,958	—	201,958
Performance related compensation—realized	(45,540)	(100,223)	(4,174)	—	—	(149,937)	—	(149,937)
Realized net performance income	25,052	24,940	2,029	—	—	52,021	—	52,021
Investment income (loss)—realized	1,240	(6,265)	12,036	—	322	7,333	—	7,333
Interest and other investment income—realized	9,638	4,964	3,865	2	2,661	21,130	440	21,570
Interest expense	(2,980)	(2,929)	(2,624)	(5)	(4,827)	(13,365)	(237)	(13,602)
Realized net investment income (loss)	7,898	(4,230)	13,277	(3)	(1,844)	15,098	203	15,301
Realized income	$350,207	$50,985	$52,439	$7,747	$16,725	$478,103	$(134,363)	$343,740

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Segment revenues
Management fees	$524,881	$372,835	$1,007,802	$700,298
Fee related performance revenues	1,240	654	13,951	2,690
Other fees	15,656	7,251	29,635	14,055
Performance income—realized	70,094	127,013	113,962	201,958
Total segment revenues	$611,871	$507,753	$1,165,350	$919,001
Segment expenses
Compensation and benefits	$180,111	$137,733	$358,051	$260,703
General, administrative and other expenses	41,619	24,349	77,045	45,356
Performance related compensation—realized	44,058	90,080	72,633	149,937
Total segment expenses	$265,788	$252,162	$507,729	$455,996
Segment realized net investment income
Investment income—realized	$2,710	$14,725	$9,042	$7,333
Interest and other investment income —realized	16,936	14,956	27,588	21,130
Interest expense	(17,042)	(6,760)	(32,521)	(13,365)
Total segment realized net investment income	$2,604	$22,921	$4,109	$15,098
The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total consolidated revenue	$601,430	$1,294,819	$1,316,429	$1,953,207
Performance (income) loss—unrealized	24,149	(741,426)	(109,383)	(966,380)
Management fees of Consolidated Funds eliminated in consolidation	11,362	10,659	22,841	22,365
Incentive fees of Consolidated Funds eliminated in consolidation	—	3	34	1,528
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	4,315	4,748	9,084	8,893
Administrative fees(1)	(15,373)	(9,314)	(34,848)	(19,122)
OMG revenue	(6,417)	—	(12,293)	—
Performance income (loss) reclass(2)	—	550	(14)	605
Principal investment (income) loss, net of eliminations	4,387	(47,127)	(3,939)	(72,227)
Net income of non-controlling interests in consolidated subsidiaries	(11,982)	(5,159)	(22,561)	(9,868)
Total consolidation adjustments and reconciling items	10,441	(787,066)	(151,079)	(1,034,206)
Total segment revenue	$611,871	$507,753	$1,165,350	$919,001

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total consolidated expenses	$552,868	$1,024,732	$1,164,552	$1,549,841
Performance related compensation-unrealized	8,549	(566,012)	(82,649)	(726,349)
Expenses of Consolidated Funds added in consolidation	(24,865)	(26,011)	(40,942)	(43,447)
Expenses of Consolidated Funds eliminated in consolidation	11,638	10,711	23,202	23,976
Administrative fees(1)	(15,958)	(9,314)	(34,848)	(19,122)
OMG expenses	(106,566)	(71,503)	(203,017)	(134,566)
Acquisition and merger-related expense	(1,152)	(9,020)	(10,194)	(17,610)
Equity compensation expense	(49,559)	(69,504)	(103,161)	(125,153)
Acquisition-related compensation expense(2)	(59,491)	(4,630)	(107,492)	(4,630)
Placement fees	1,425	(1,030)	2,118	(1,327)
Depreciation and amortization expense	(40,330)	(20,974)	(78,456)	(35,074)
Expense of non-controlling interests in consolidated subsidiaries	(10,771)	(5,283)	(21,384)	(10,543)
Total consolidation adjustments and reconciling items	(287,080)	(772,570)	(656,823)	(1,093,845)
Total segment expenses	$265,788	$252,162	$507,729	$455,996

(1)Represents administrative fees that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total consolidated other income	$18,504	$49,690	$76,498	$106,475
Investment (income) loss—unrealized	2,084	(34,811)	9,938	(56,979)
Interest and other investment (income) loss—unrealized	(6,029)	512	(12,061)	4,462
Other income from Consolidated Funds added in consolidation, net	(27,570)	(34,592)	(94,418)	(101,908)
Other expense from Consolidated Funds eliminated in consolidation, net	(4,215)	(4,698)	(11,733)	(8,810)
OMG other expense	1,091	276	5,684	609
Performance (income) loss reclass(1)	—	(550)	14	(605)
Principal investment income	13,493	50,634	27,983	75,729
Other expense, net	13	619	1,994	146
Other (income) loss of non-controlling interests in consolidated subsidiaries	5,233	(4,159)	210	(4,021)
Total consolidation adjustments and reconciling items	(15,900)	(26,769)	(72,389)	(91,377)
Total segment realized net investment income	$2,604	$22,921	$4,109	$15,098

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income before taxes	$67,066	$319,777	$228,375	$509,841
Adjustments:
Depreciation and amortization expense	40,330	20,974	78,456	35,074
Equity compensation expense	50,144	69,504	103,161	125,153
Acquisition-related compensation expense(1)	59,491	4,630	107,492	4,630
Acquisition and merger-related expense	1,152	9,020	10,194	17,610
Placement fees	(1,425)	1,030	(2,118)	1,327
OMG expense, net	101,241	71,779	196,409	135,175
Other expense, net	12	619	1,993	146
Net (income) expense of non-controlling interests in consolidated subsidiaries	4,022	(4,035)	(967)	(3,346)
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	14,999	(5,073)	(32,408)	(54,959)
Total performance (income) loss—unrealized	24,149	(741,426)	(109,383)	(966,380)
Total performance related compensation—unrealized	(8,549)	566,012	82,649	726,349
Total investment income—unrealized	(3,945)	(34,299)	(2,123)	(52,517)
Realized income	348,687	278,512	661,730	478,103
Total performance income—realized	(70,094)	(127,013)	(113,962)	(201,958)
Total performance related compensation—realized	44,058	90,080	72,633	149,937
Total investment income—realized	(2,604)	(22,921)	(4,109)	(15,098)
Fee related earnings	$320,047	$218,658	$616,292	$410,984

(1)Represents contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of June 30,	As of December 31,
	2022	2021
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$387,860	$353,768
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	508,060	583,192
Assets of consolidated VIEs	12,622,718	13,197,321
Liabilities of consolidated VIEs	11,350,132	12,018,655

(1)As of June 30, 2022 and December 31, 2021, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $85.5 million and $103.8 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to non-controlling interests related to consolidated VIEs	$(18,725)	$17,872	$19,737	$45,688

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of June 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$252,867	$—	$—	$252,867
Investments (includes $3,120,192 of accrued carried interest)	4,428,324	—	(500,818)	3,927,506
Due from affiliates	692,408	—	(140,271)	552,137
Other assets	265,166	—	—	265,166
Right-of-use operating lease assets	153,929	—	—	153,929
Intangible assets, net	1,453,678	—	—	1,453,678
Goodwill	998,444	—	—	998,444
Assets of Consolidated Funds
Cash and cash equivalents	—	824,110	—	824,110
U.S. Treasury securities, at fair value	—	1,000,490	—	1,000,490
Investments, at fair value	—	11,542,498	8,984	11,551,482
Due from affiliates	—	17,491	(10,332)	7,159
Receivable for securities sold	—	195,831	—	195,831
Other assets	—	43,416	—	43,416
Total assets	$8,244,816	$13,623,836	$(642,437)	$21,226,215
Liabilities
Accounts payable, accrued expenses and other liabilities	$266,952	$—	$(10,332)	$256,620
Accrued compensation	404,821	—	—	404,821
Due to affiliates	133,422	—	—	133,422
Performance related compensation payable	2,280,764	—	—	2,280,764
Debt obligations	1,967,989	—	—	1,967,989
Operating lease liabilities	189,175	—	—	189,175
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	102,607	(3,065)	99,542
Due to affiliates	—	131,287	(131,287)	—
Payable for securities purchased	—	667,375	—	667,375
CLO loan obligations, at fair value	—	10,339,193	(29,718)	10,309,475
Fund borrowings	—	155,367	—	155,367
Total liabilities	5,243,123	11,395,829	(174,402)	16,464,550
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,000	—	1,000,000
Redeemable interest in Ares Operating Group entities	93,518	—	—	93,518
Non-controlling interest in Consolidated Funds	—	1,228,007	(429,531)	798,476
Non-controlling interest in Ares Operating Group entities	1,245,899	—	(15,594)	1,230,305
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (171,837,350 shares issued and outstanding)	1,718	—	—	1,718
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,448,147 shares issued and outstanding)	1,184	—	—	1,184
Additional paid-in-capital	1,903,231	—	(22,910)	1,880,321
Accumulated deficit	(226,700)	—	—	(226,700)
Accumulated other comprehensive loss, net of tax	(17,192)	—	—	(17,192)
Total stockholders' equity	1,662,276	—	(22,910)	1,639,366
Total equity	2,908,175	1,228,007	(468,035)	3,668,147
Total liabilities, redeemable interest, non-controlling interests and equity	$8,244,816	$13,623,836	$(642,437)	$21,226,215

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$343,655	$—	$—	$343,655
Investments (includes $2,998,421 of accrued carried interest)	4,271,836	—	(587,572)	3,684,264
Due from affiliates	696,963	—	(26,580)	670,383
Other assets	338,685	—	(3,930)	334,755
Right-of-use operating lease assets	167,652	—	—	167,652
Intangible assets, net	1,422,818	—	—	1,422,818
Goodwill	787,972	—	—	787,972
Assets of Consolidated Funds
Cash and cash equivalents	—	1,049,191	—	1,049,191
U.S. Treasury securities, at fair value	—	1,000,285	—	1,000,285
Investments, at fair value	—	11,812,093	4,300	11,816,393
Due from affiliates	—	16,761	(9,527)	7,234
Receivable for securities sold	—	281,132	—	281,132
Other assets	—	39,430	—	39,430
Total assets	$8,029,581	$14,198,892	$(623,309)	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$289,200	$—	$(9,527)	$279,673
Accrued compensation	310,222	—	—	310,222
Due to affiliates	198,553	—	—	198,553
Performance related compensation payable	2,190,352	—	—	2,190,352
Debt obligations	1,503,709	—	—	1,503,709
Operating lease liabilities	205,075	—	—	205,075
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	117,139	(13,881)	103,258
Due to affiliates	—	26,210	(26,210)	—
Payable for securities purchased	—	1,118,456	—	1,118,456
CLO loan obligations, at fair value	—	10,698,681	(41,020)	10,657,661
Fund borrowings	—	127,771	—	127,771
Total liabilities	4,697,111	12,088,257	(90,638)	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,000	—	1,000,000
Redeemable interest in Ares Operating Group entities	96,008	—	—	96,008
Non-controlling interest in Consolidated Funds	—	1,110,635	(519,183)	591,452
Non-controlling interest in Ares Operating Group entities	1,403,255	—	(5,508)	1,397,747
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (168,351,305 shares issued and outstanding)	1,684	—	—	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,609,332 shares issued and outstanding)	1,186	—	—	1,186
Additional paid-in-capital	1,921,539	—	(7,980)	1,913,559
Accumulated deficit	(89,382)	—	—	(89,382)
Accumulated other comprehensive income, net of tax	(1,855)	—	—	(1,855)
Total stockholders' equity	1,833,207	—	(7,980)	1,825,227
Total equity	3,236,462	1,110,635	(532,671)	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$8,029,581	$14,198,892	$(623,309)	$21,605,164

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$531,922	$—	$(11,362)	$520,560
Carried interest allocation	47,304	—	—	47,304
Incentive fees	4,675	—	—	4,675
Principal investment income (loss)	13,493	—	(17,880)	(4,387)
Administrative, transaction and other fees	37,593	—	(4,315)	33,278
Total revenues	634,987	—	(33,557)	601,430
Expenses
Compensation and benefits	375,775	—	—	375,775
Performance related compensation	41,073	—	—	41,073
General, administrative and other expense	122,793	—	(227)	122,566
Expenses of the Consolidated Funds	—	24,865	(11,411)	13,454
Total expenses	539,641	24,865	(11,638)	552,868
Other income (expense)
Net realized and unrealized losses on investments	(10,433)	—	8,658	(1,775)
Interest and dividend income	8,375	—	(6,899)	1,476
Interest expense	(17,221)	—	—	(17,221)
Other income, net	5,998	—	(189)	5,809
Net realized and unrealized losses on investments of the Consolidated Funds	—	(6,806)	(1,101)	(7,907)
Interest and other income of the Consolidated Funds	—	117,186	189	117,375
Interest expense of the Consolidated Funds	—	(82,810)	3,557	(79,253)
Total other income (expense), net	(13,281)	27,570	4,215	18,504
Income before taxes	82,065	2,705	(17,704)	67,066
Income tax expense	13,437	23	—	13,460
Net income	68,628	2,682	(17,704)	53,606
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	—	2,682	(17,704)	(15,022)
Net income attributable to Ares Operating Group entities	68,628	—	—	68,628
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(457)	—	—	(457)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	29,354	—	—	29,354
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$39,731	$—	$—	$39,731

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended June 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$377,945	$—	$(10,659)	$367,286
Carried interest allocation	852,521	—	—	852,521
Incentive fees	15,907	—	(3)	15,904
Principal investment income	50,634	—	(3,507)	47,127
Administrative, transaction and other fees	16,729	—	(4,748)	11,981
Total revenues	1,313,736	—	(18,917)	1,294,819
Expenses
Compensation and benefits	269,689	—	—	269,689
Performance related compensation	656,381	—	—	656,381
General, administrative and other expense	83,362	—	—	83,362
Expenses of the Consolidated Funds	—	26,011	(10,711)	15,300
Total expenses	1,009,432	26,011	(10,711)	1,024,732
Other income (expense)
Net realized and unrealized gains on investments	13,961	—	(8,984)	4,977
Interest and dividend income	5,130	—	(648)	4,482
Interest expense	(6,907)	—	—	(6,907)
Other expense, net	(1,784)	—	(35)	(1,819)
Net realized and unrealized losses on investments of the Consolidated Funds	—	(16,622)	10,675	(5,947)
Interest and other income of the Consolidated Funds	—	113,843	35	113,878
Interest expense of the Consolidated Funds	—	(62,629)	3,655	(58,974)
Total other income, net	10,400	34,592	4,698	49,690
Income before taxes	314,704	8,581	(3,508)	319,777
Income tax expense	48,412	46	—	48,458
Net income	266,292	8,535	(3,508)	271,319
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	8,535	(3,508)	5,027
Net income attributable to Ares Operating Group entities	266,292	—	—	266,292
Less: Net income attributable to redeemable interest in Ares Operating Group entities	337	—	—	337
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	124,311	—	—	124,311
Net income attributable to Ares Management Corporation	141,644	—	—	141,644
Less: Series A Preferred Stock dividends paid	5,425	—	—	5,425
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A common stockholders	$124,980	$—	$—	$124,980

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,020,733	$—	$(22,841)	$997,892
Carried interest allocation	225,593	—	—	225,593
Incentive fees	21,131	—	(34)	21,097
Principal investment income	27,983	—	(24,044)	3,939
Administrative, transaction and other fees	76,992	—	(9,084)	67,908
Total revenues	1,372,432	—	(56,003)	1,316,429
Expenses
Compensation and benefits	729,612	—	—	729,612
Performance related compensation	173,884	—	—	173,884
General, administrative and other expense	243,316	—	(227)	243,089
Expenses of the Consolidated Funds	—	40,942	(22,975)	17,967
Total expenses	1,146,812	40,942	(23,202)	1,164,552
Other income (expense)
Net realized and unrealized gains (losses) on investments	(15,359)	—	21,693	6,334
Interest and dividend income	11,785	—	(8,807)	2,978
Interest expense	(32,867)	—	—	(32,867)
Other income, net	6,788	—	805	7,593
Net realized and unrealized gains on investments of the Consolidated Funds	—	16,205	(8,144)	8,061
Interest and other income of the Consolidated Funds	—	238,470	(805)	237,665
Interest expense of the Consolidated Funds	—	(160,257)	6,991	(153,266)
Total other income (expense)	(29,653)	94,418	11,733	76,498
Income before taxes	195,967	53,476	(21,068)	228,375
Income tax expense	33,823	48	—	33,871
Net income	162,144	53,428	(21,068)	194,504
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	53,428	(21,068)	32,360
Net income attributable to Ares Operating Group entities	162,144	—	—	162,144
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(58)	—	—	(58)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	76,608	—	—	76,608
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$85,594	$—	$—	$85,594

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$709,924	$—	$(22,365)	$687,559
Carried interest allocation	1,150,056	—	—	1,150,056
Incentive fees	20,252	—	(1,528)	18,724
Principal investment income	75,729	—	(3,502)	72,227
Administrative, transaction and other fees	33,534	—	(8,893)	24,641
Total revenues	1,989,495	—	(36,288)	1,953,207
Expenses
Compensation and benefits	501,539	—	—	501,539
Performance related compensation	877,813	—	—	877,813
General, administrative and other expense	151,018	—	—	151,018
Expenses of the Consolidated Funds	—	43,447	(23,976)	19,471
Total expenses	1,530,370	43,447	(23,976)	1,549,841
Other income (expense)
Net realized and unrealized gains on investments	7,843	—	2,567	10,410
Interest and dividend income	6,993	—	(1,551)	5,442
Interest expense	(13,602)	—	—	(13,602)
Other expense, net	(5,477)	—	(491)	(5,968)
Net realized and unrealized gains on investments of the Consolidated Funds	—	9,846	629	10,475
Interest and other income of the Consolidated Funds	—	229,226	491	229,717
Interest expense of the Consolidated Funds	—	(137,164)	7,165	(129,999)
Total other income (expense)	(4,243)	101,908	8,810	106,475
Income before taxes	454,882	58,461	(3,502)	509,841
Income tax expense	74,138	74	—	74,212
Net income	380,744	58,387	(3,502)	435,629
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	58,387	(3,502)	54,885
Net income attributable to Ares Operating Group entities	380,744	—	—	380,744
Less: Net income attributable to redeemable interest in Ares Operating Group entities	369	—	—	369
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	180,353	—	—	180,353
Net income attributable to Ares Management Corporation	200,022	—	—	200,022
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A common stockholders	$177,933	$—	$—	$177,933

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$162,144	$53,428	$(21,068)	$194,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities	147,828	—	(86,755)	61,073
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(863,947)	8,144	(855,803)
Cash flows due to changes in operating assets and liabilities	48,203	—	108,957	157,160
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	—	(255,233)	130,101	(125,132)
Net cash provided by (used in) operating activities	358,175	(1,065,752)	139,379	(568,198)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(18,448)	—	—	(18,448)
Acquisitions, net of cash acquired	(301,677)	—	—	(301,677)
Net cash used in investing activities	(320,125)	—	—	(320,125)
Cash flows from financing activities:
Proceeds from Credit Facility	700,000	—	—	700,000
Proceeds from senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(720,000)	—	—	(720,000)
Dividends and distributions	(406,366)	—	—	(406,366)
Stock option exercises	8,644	—	—	8,644
Taxes paid related to net share settlement of equity awards	(189,485)	—	—	(189,485)
Other financing activities	1,834	—	—	1,834
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	242,975	(24,695)	218,280
Distributions to non-controlling interests in Consolidated Funds	—	(164,035)	110,397	(53,638)
Borrowings under loan obligations by Consolidated Funds	—	814,183	—	814,183
Repayments under loan obligations by Consolidated Funds	—	(46,873)	—	(46,873)
Net cash provided by (used in) financing activities	(116,458)	846,250	85,702	815,494
Effect of exchange rate changes	(12,380)	(5,579)	—	(17,959)
Net change in cash and cash equivalents	(90,788)	(225,081)	225,081	(90,788)
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$252,867	$824,110	$(824,110)	$252,867
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisitions	$12,835	$—	$—	$12,835

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Six months ended June 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$380,744	$58,387	$(3,502)	$435,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities	6,925	—	16,482	23,407
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,818,767)	6,994	(1,811,773)
Cash flows due to changes in operating assets and liabilities	(133,573)	—	2,737	(130,836)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	757,955	(343,425)	414,530
Net cash provided by (used in) operating activities	254,096	(1,002,425)	(320,714)	(1,069,043)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(7,952)	—	—	(7,952)
Acquisitions, net of cash acquired	(778,144)	—	—	(778,144)
Net cash used in investing activities	(786,096)	—	—	(786,096)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	827,430	—	—	827,430
Proceeds from Credit Facility	318,000	—	—	318,000
Proceeds from subordinated notes	450,000	—	—	450,000
Repayments of Credit Facility	(318,000)	—	—	(318,000)
Dividends and distributions	(288,178)	—	—	(288,178)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—	—	(310,000)
Stock option exercises	14,027	—	—	14,027
Taxes paid related to net share settlement of equity awards	(100,838)	—	—	(100,838)
Other financing activities	(10,415)	—	—	(10,415)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	984,954	(22,125)	962,829
Distributions to non-controlling interests in Consolidated Funds	—	(88,630)	16,341	(72,289)
Borrowings under loan obligations by Consolidated Funds	—	492,887	—	492,887
Repayments under loan obligations by Consolidated Funds	—	(59,731)	—	(59,731)
Net cash provided by financing activities	571,176	1,329,480	(5,784)	1,894,872
Effect of exchange rate changes	3,918	(557)	—	3,361
Net change in cash and cash equivalents	43,094	326,498	(326,498)	43,094
Cash and cash equivalents, beginning of period	539,812	522,377	(522,377)	539,812
Cash and cash equivalents, end of period	$582,906	$848,875	$(848,875)	$582,906
Supplemental disclosure of non-cash financing activities
Issuance of AOG Units in connection with acquisitions	$299,640	$—	$—	$299,640

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
17. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after June 30, 2022 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In July 2022, the Company's board of directors declared a quarterly dividend of $0.61 per share of Class A and non-voting common stock payable on September 30, 2022 to common stockholders of record at the close of business on September 16, 2022.

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
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Ares Management Corporation and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes included in the 2021 Annual Report on Form 10-K of Ares Management Corporation.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended June 30, 2022, approximately 95% of our management fees were derived from perpetual capital vehicles and other long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

Credit markets continued to be under pressure during the first half of 2022 amid a risk-off environment and sustained macro uncertainty due to record-high inflation, tighter financial conditions and growing recession risk. Central banks have remained focused on restoring price stability by raising interest rates and have signaled that growth may be hindered until inflation comes under control. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, returned a negative 10.0% in the second quarter of 2022 and a negative 14.0% in the year-to-date period, as persistent inflation and shifts in monetary policy led investors to position for a more meaningful impact on growth. Meanwhile, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned a negative 4.4% both in the quarter and the year-to-date period, as mounting concerns regarding economic growth and large retail outflows weighed on asset class performance.

In Europe, high yield bond and leveraged loan spreads widened alongside their U.S. counterparts amid concerns regarding deteriorating fundamentals and slowing growth. Further, the Russia-Ukraine crisis, rising energy costs and the threat of a gas embargo weighed on investor sentiment. As a result, the ICE BAML European Currency High Yield Index returned a negative 10.7%, in the quarter and a negative 14.9% in the year-to-date period, while the Credit Suisse Western European Leveraged Loan Index returned a negative 6.3% in quarter and a negative 6.8% in the year-to-date period.

The global equity markets continue to experience heightened volatility amid tightening monetary policies, geopolitical tension, global inflation concerns and prolonged supply chain issues. The S&P 500 Index returned a negative of 16.1% in the quarter and a negative 20.0% in the year-to-date period, while the MSCI All Country World Index ex USA returned a negative 13.7% in the quarter and a negative 18.4% in the year-to-date period.

Many of the factors that characterized the private equity market in the first quarter of 2022, including economic and geopolitical stance, continued into the second quarter with equal or greater momentum. Looking ahead, we expect the heightened market volatility to persist, at least in the near-term. Continued asset selectivity, portfolio construction, portfolio diversification and a differentiated view to drive value creation are instrumental in delivering attractive returns to investors. Recent trends have had a more pronounced impact on certain industries, including by causing downturns in the energy, hospitality, travel, retail, and restaurant industries, which are industries in which some of our funds have made investments. As of June 30, 2022, approximately 2% of our total AUM was invested in the energy sector (including oil and gas exploration and midstream investments) and approximately 2% in the retail sector.

Following robust pricing and transaction volume throughout 2021, the first and second quarters of 2022 saw heightened volatility in the commercial real estate markets. Given the rise in interest rates, property valuations are also starting to show early signs of the cycle turning, with cap rate compressions waning and in some cases yields widening. However, we believe some of these market trends will be offset by the continued strong fundamentals in certain sectors. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices returned a negative 23.7% and a negative 14.7%, respectively, for the quarter and returned a negative 27.5% and a negative 18.0%, respectively, for the year-to-date period.

We believe our portfolios across all strategies are well positioned for a rising interest rate environment. On a market value basis, approximately 91% of our debt assets and 58% of our total assets were floating rate instruments as of June 30, 2022.

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

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 3/31/2022	$196,923	$33,565	$58,527	$23,468	$12,536	$325,019
Net new par/equity commitments	5,374	230	3,365	865	432	10,266
Net new debt commitments	4,183	—	1,444	—	—	5,627
Capital reductions	(58)	(202)	(34)	—	—	(294)
Distributions	(833)	(138)	(887)	(551)	(172)	(2,581)
Redemptions	(394)	—	(83)	—	—	(477)
Change in fund value	(3,284)	(43)	245	110	(275)	(3,247)
Balance at 6/30/2022	$201,911	$33,412	$62,577	$23,892	$12,521	$334,313

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 3/31/2021	$151,116	$25,373	$20,775	$—	$9,894	$207,158
Acquisitions	—	—	—	19,513	—	19,513
Net new par/equity commitments	11,430	72	2,206	100	480	14,288
Net new debt commitments	5,420	—	525	—	29	5,974
Capital reductions	(1,565)	(2)	—	—	—	(1,567)
Distributions	(820)	(1,113)	(774)	(125)	(250)	(3,082)
Redemptions	(438)	—	(7)	—	—	(445)
Change in fund value	2,444	2,580	822	(12)	213	6,047
Balance at 6/30/2021	$167,587	$26,910	$23,547	$19,476	$10,366	$247,886

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2021	$192,710	$33,404	$45,919	$22,119	$11,623	$305,775
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments	9,532	800	6,423	1,945	1,617	20,317
Net new debt commitments	6,523	—	2,549	—	—	9,072
Capital reductions	(455)	(204)	(297)	—	(5)	(961)
Distributions	(1,835)	(521)	(2,015)	(1,126)	(326)	(5,823)
Redemptions	(804)	—	(219)	—	—	(1,023)
Change in fund value	(3,760)	(67)	2,033	755	(388)	(1,427)
Balance at 6/30/2022	$201,911	$33,412	$62,577	$23,892	$12,521	$334,313

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$23,954	$18,293	$—	$9,261	$196,980
Acquisitions	—	—	—	19,513	—	19,513
Net new par/equity commitments	15,948	51	2,937	100	1,180	20,216
Net new debt commitments	7,963	—	2,405	—	29	10,397
Capital reductions	(2,110)	(5)	(232)	—	—	(2,347)
Distributions	(1,560)	(1,695)	(999)	(125)	(380)	(4,759)
Redemptions	(975)	—	(7)	—	—	(982)
Change in fund value	2,849	4,605	1,150	(12)	276	8,868
Balance at 6/30/2021	$167,587	$26,910	$23,547	$19,476	$10,366	$247,886

The components of our AUM are presented below as of ($ in billions):

AUM: $334.3	AUM: $247.9

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $12.4 billion and $8.5 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2022 and 2021, respectively and includes $3.4 billion and $2.8 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2022 and 2021, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.
Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 3/31/2022	$121,436	$16,141	$36,127	$18,070	$7,272	$199,046
Commitments	3,967	—	2,077	811	416	7,271
Subscriptions/deployment/increase in leverage	8,413	2,099	1,522	251	535	12,820
Capital reductions	(192)	—	(90)	—	(223)	(505)
Distributions	(853)	(530)	(370)	(388)	(326)	(2,467)
Redemptions	(476)	—	(91)	—	—	(567)
Change in fund value	(2,572)	(3)	56	179	(336)	(2,676)
Change in fee basis	—	(16)	—	(1,369)	(246)	(1,631)
Balance at 6/30/2022	$129,723	$17,691	$39,231	$17,554	$7,092	$211,291

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 3/31/2021	$91,615	$14,848	$14,499	$—	$6,626	$127,588
Acquisitions	—	—	—	16,839	—	16,839
Commitments(1)	2,255	72	1,335	100	(68)	3,694
Subscriptions/deployment/increase in leverage	6,542	674	387	2	585	8,190
Capital reductions	(448)	—	—	—	(179)	(627)
Distributions	(990)	(568)	(435)	—	(421)	(2,414)
Redemptions	(353)	—	(7)	—	—	(360)
Change in fund value	967	1	70	(2)	78	1,114
Change in fee basis	—	(20)	(307)	(12)	—	(339)
Balance at 6/30/2021	$99,588	$15,007	$15,542	$16,927	$6,621	$153,685

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2021	$117,390	$16,689	$28,615	$18,364	$6,787	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments	6,217	—	4,261	1,508	1,880	13,866
Subscriptions/deployment/increase in leverage	15,332	2,213	2,432	320	990	21,287
Capital reductions	(2,778)	—	(91)	—	(233)	(3,102)
Distributions	(2,553)	(975)	(1,261)	(861)	(583)	(6,233)
Redemptions	(872)	—	(229)	—	—	(1,101)
Change in fund value	(3,013)	(2)	1,476	918	(668)	(1,289)
Change in fee basis	—	(234)	(827)	(2,826)	(1,081)	(4,968)
Balance at 6/30/2022	$129,723	$17,691	$39,231	$17,554	$7,092	$211,291

	Credit Group	Private Equity Group	Real Assets Group	Secondary Solutions Group	Strategic Initiatives	Total
Balance at 12/31/2020	$88,017	$17,493	$13,931	$—	$6,596	$126,037
Acquisitions	—	—	—	16,839	—	16,839
Commitments(1)	3,842	151	1,830	100	(298)	5,625
Subscriptions/deployment/increase in leverage	11,082	1,266	724	2	1,123	14,197
Capital reductions	(1,284)	—	(32)	—	(180)	(1,496)
Distributions	(2,314)	(1,145)	(575)	—	(677)	(4,711)
Redemptions	(1,002)	—	(7)	—	—	(1,009)
Change in fund value	1,247	—	(22)	(2)	57	1,280
Change in fee basis	—	(2,758)	(307)	(12)	—	(3,077)
Balance at 6/30/2021	$99,588	$15,007	$15,542	$16,927	$6,621	$153,685

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $211.3	FPAUM: $153.7

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $54.0 billion and $27.9 billion from funds that primarily invest in illiquid strategies as of June 30, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$195.1
$4.7
$13.9
$36.4
$32.2
$107.9
$151.3
$2.5
$10.6
$13.4
$25.1
$99.7
6/30/2022
6/30/2021

Incentive Generating AUM
$92.0
$0.4
$6.0
$24.5
$19.6
$41.5
$62.8
$0.2
$4.2
$6.7
$15.6
$36.1
6/30/2022
6/30/2021

Credit	Private Equity	Real Assets	Secondary Solutions	Strategic Initiatives

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondary Solutions	Strategic Initiatives

As of June 30, 2022, AUM Not Yet Paying Fees includes $52.7 billion of AUM available for future deployment which could generate approximately $505.2 million in potential incremental annual management fees. As of June 30, 2021, AUM Not Yet Paying Fees includes $42.6 billion of AUM available for future deployment which could generate approximately $400.9 million in potential incremental annual management fees.

The chart below presents our perpetual capital AUM by segment ($ in billions):

$86.7
$1.7
$0.2
$27.5
$57.3
$54.3
$1.9
$6.8
$45.6
6/30/2022
6/30/2021

Credit	Real Assets	Secondary Solutions	Strategic Initiatives

As of June 30, 2022, perpetual capital AUM of $86.7 billion included 75% from commingled funds and 25% from managed accounts. As of June 30, 2021, perpetual capital AUM of $54.3 billion included 66% from commingled funds and

34% from managed accounts. As of June 30, 2022, perpetual capital IGAUM from which we will generate fee related performance revenues totaled $22.8 billion, composed of $9.7 billion from managed accounts within the Credit Group and $13.1 billion from commingled funds within the Real Assets Group.

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the three months ended June 30, 2022 and 2021, 95% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

Long-Dated Funds(1)	Perpetual Capital - Commingled Funds	Perpetual Capital - Managed Accounts	Other

(1) Long-dated funds generally have a contractual life of five years or more at inception.

Fund Performance Metrics
Fund performance information for our investment funds considered to be “significant funds” is included throughout this discussion with analysis to facilitate an understanding of our results of operations for the periods presented. Our significant funds are commingled funds that either contributed at least 1% of our total management fees or represented at least 1% of the Company’s total FPAUM for the past two consecutive quarters. In addition to management fees, each of our significant funds may generate carried interest and incentive fees upon the achievement of performance hurdles. The fund performance information reflected in this discussion and analysis is not indicative of our overall performance. An investment in Ares is not an investment in any of our funds. Past performance is not indicative of future results. As with any investment, there is always the potential for gains as well as the possibility of losses. There can be no assurance that any of these funds or our other existing and future funds will achieve similar returns.
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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 5% of our AUM as of June 30, 2022, 2% of our management fees and less than 1% of our carried interest and incentive fees for the six months ended June 30, 2022. As of June 30, 2022, we consolidated 24 CLOs and 10 private funds and one SPAC, and as of June 30, 2021, we consolidated 21 CLOs, nine private funds and one SPAC.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the six months ended June 30, 2022, we did not deconsolidate any entities. During the six months ended June 30, 2021, we deconsolidated one CLO as a result of a significant change in ownership.
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

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Management fees	$520,560	$367,286	$153,274	42%	$997,892	$687,559	$310,333	45%
Carried interest allocation	47,304	852,521	(805,217)	(94)	225,593	1,150,056	(924,463)	(80)
Incentive fees	4,675	15,904	(11,229)	(71)	21,097	18,724	2,373	13
Principal investment income (loss)	(4,387)	47,127	(51,514)	NM	3,939	72,227	(68,288)	(95)
Administrative, transaction and other fees	33,278	11,981	21,297	178	67,908	24,641	43,267	176
Total revenues	601,430	1,294,819	(693,389)	(54)	1,316,429	1,953,207	(636,778)	(33)
Expenses
Compensation and benefits	375,775	269,689	(106,086)	(39)	729,612	501,539	(228,073)	(45)
Performance related compensation	41,073	656,381	615,308	94	173,884	877,813	703,929	80
General, administrative and other expenses	122,566	83,362	(39,204)	(47)	243,089	151,018	(92,071)	(61)
Expenses of Consolidated Funds	13,454	15,300	1,846	12	17,967	19,471	1,504	8
Total expenses	552,868	1,024,732	471,864	46	1,164,552	1,549,841	385,289	25
Other income (expense)
Net realized and unrealized gains (losses) on investments	(1,775)	4,977	(6,752)	NM	6,334	10,410	(4,076)	(39)
Interest and dividend income	1,476	4,482	(3,006)	(67)	2,978	5,442	(2,464)	(45)
Interest expense	(17,221)	(6,907)	(10,314)	(149)	(32,867)	(13,602)	(19,265)	(142)
Other income (expense), net	5,809	(1,819)	7,628	NM	7,593	(5,968)	13,561	NM
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(7,907)	(5,947)	(1,960)	(33)	8,061	10,475	(2,414)	(23)
Interest and other income of Consolidated Funds	117,375	113,878	3,497	3	237,665	229,717	7,948	3
Interest expense of Consolidated Funds	(79,253)	(58,974)	(20,279)	(34)	(153,266)	(129,999)	(23,267)	(18)
Total other income, net	18,504	49,690	(31,186)	(63)	76,498	106,475	(29,977)	(28)
Income before taxes	67,066	319,777	(252,711)	(79)	228,375	509,841	(281,466)	(55)
Income tax expense	13,460	48,458	34,998	72	33,871	74,212	40,341	54
Net income	53,606	271,319	(217,713)	(80)	194,504	435,629	(241,125)	(55)
Less: Net income (loss) attributable to non-controlling interests in Consolidated Funds	(15,022)	5,027	(20,049)	NM	32,360	54,885	(22,525)	(41)
Net income attributable to Ares Operating Group entities	68,628	266,292	(197,664)	(74)	162,144	380,744	(218,600)	(57)
Less: Net income (loss) attributable to redeemable interest in Ares Operating Group entities	(457)	337	(794)	NM	(58)	369	(427)	NM
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	29,354	124,311	(94,957)	(76)	76,608	180,353	(103,745)	(58)
Net income attributable to Ares Management Corporation	39,731	141,644	(101,913)	(72)	85,594	200,022	(114,428)	(57)
Less: Series A Preferred Stock dividends paid	—	5,425	(5,425)	(100)	—	10,850	(10,850)	(100)
Less: Series A Preferred Stock redemption premium	—	11,239	11,239	100	—	11,239	11,239	100
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$39,731	$124,980	(85,249)	(68)	$85,594	$177,933	(92,339)	(52)

NM - Not Meaningful

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Consolidated Results of Operations of the Company
Management Fees. Management fees increased by $153.3 million, or 42%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $310.3 million, or 45%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by higher FPAUM from capital deployment in direct lending funds. The Landmark Acquisition, which was completed on June 2, 2021, contributed additional fees of $33.3 million and $77.8 million for the three and six months ended June 30, 2022, respectively, when compared to the three and six months ended June 30, 2021. The Black Creek Acquisition and Infrastructure Debt Acquisitions, which were completed subsequent to the second quarter of 2021, contributed additional fees of $32.5 million, $9.6 million and $59.9 million, $14.6 million for the three and six months ended June 30, 2022, respectively. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”
Carried Interest Allocation. Carried interest allocation decreased by $805.2 million, or 94%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $924.5 million, or 80%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The activity was principally composed of the following ($ in millions):

	Three months ended June 30, 2022	Primary Drivers	Three months ended June 30, 2021	Primary Drivers
Credit funds	$17.2
Primarily from three direct lending funds and one alternative credit fund with $17.1 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V L.P. (“ACE V”) generated $15.7 million of carried interest allocation driven by net investment income on an increasing invested capital base. Ares Capital Europe III, L.P. (“ACE III”) and Ares Capital Europe IV L.P. (“ACE IV”) generated carried interest allocation of $2.4 million and $10.7 million, respectively, driven by net investment income during the period. Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $10.9 million that was primarily driven by market appreciation of various investments. The activity was partially offset by a reversal of unrealized carried interest allocation from two direct lending funds due to lower net investment income and from two alternative credit funds due to market depreciation of investments during the period.
			$114.4
Primarily from four direct lending funds and one alternative credit fund with $14.1 billion of IGAUM generating returns in excess of their hurdle rates. Ares Private Credit Solutions, L.P. (“PCS”), ACE IV and ACE V generated carried interest allocation of $18.1 million, $29.4 million, $8.7 million respectively, that was driven by net investment income on an increasing invested capital base. ACE III generated carried interest allocation of $16.4 million driven by net investment income during the period. Pathfinder generated carried interest allocation of $15.3 million that was primarily driven by market appreciation of various investments.

Private equity funds	0.4	Market appreciation across several portfolio company investments that primarily operate in industries such as services, technology, retail and healthcare, generated carried interest allocation of $22.7 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”) and $19.5 million from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”). Conversely, the declining macroeconomic environment caused broad decreases in valuations of the publicly traded investments of our funds. Ares Special Situations Fund IV, L.P. (“SSF IV”) and Ares Special Opportunities Fund, L.P. (“ASOF”) had a reversal of unrealized carried interest of $13.4 million and $17.3 million, respectively. Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) had a reversal of unrealized carried interest of $8.9 million primarily due to the decrease in valuation of its investment in the AZEK Company (“AZEK”).	563.7	ACOF IV generated carried interest allocation of $72.2 million primarily driven by market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $390.7 million from ACOF V, $76.6 million from ASOF and $28.6 million from ACOF VI.
Real assets funds	22.8
Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $6.5 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”), $2.4 million from US Real Estate Fund VIII, L.P. (“US VIII”), $3.2 million from US Real Estate Fund IX, L.P. ("US IX") and $6.4 million from four real estate equity funds. Ares Energy Investors Fund V, L.P. (“EIF V”) also generated $10.4 million of carried interest allocation due to market appreciation of certain investments.
			112.9	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $13.4 million from US VIII, $16.6 million from US IX, and $44.5 million from Ares European Real Estate Fund V SCSp. ("EF V").
Secondary solutions funds	6.8	Market appreciation of certain investments in a private equity secondaries fund, Landmark Real Estate Partners VIII, L.P. (“LREP VIII”), and Landmark Equity Partners XVI, L.P. (“LEP XVI”) and related vehicles that generated carried interest allocation of $2.0 million, $1.8 million and $1.5 million, respectively.	61.4	Market appreciation of investments in LEP XVI and LREP VIII that generated carried interest allocation of $51.8 million and $9.1 million, respectively.
Strategic initiatives funds	0.1	Carried interest allocation generated from an Asian secured lending fund primarily driven by higher net investment income.	0.1	Carried interest allocation generated from an Asian secured lending fund primarily driven by higher net investment income.
Carried interest allocation	$47.3		$852.5

	Six months ended June 30, 2022	Primary Drivers	Six months ended June 30, 2021	Primary Drivers
Credit funds	$91.5	Primarily from four direct lending funds and one alternative credit fund with $19.1 billion of IGAUM generating returns in excess of their hurdle rates. ACE V generated carried interest allocation of $36.1 million driven by net investment income on an increasing invested capital base. PCS, ACE III and ACE IV generated carried interest allocation of $9.8 million, $9.0 million and $20.3 million, respectively, primarily driven by net investment income during the period. In addition, Pathfinder generated carried interest allocation of $25.2 million that was driven by market appreciation of various investments. The activity was partially offset by a reversal of unrealized carried interest allocation from one U.S. direct lending fund due to lower net investment income and from two alternative credit funds due to market depreciation of investments during the period.	$200.1	Primarily from four direct lending funds and one alternative credit fund with $14.1 billion of IGAUM generating returns in excess of their hurdle rates, primarily consisting of $33.7 million from PCS, $57.3 million from ACE IV and $14.5 million from ACE V. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. ACE III generated carried interest allocation of $25.9 million primarily driven by net investment income during the period. In addition, Pathfinder generated carried interest allocation of $27.4 million that was driven by market appreciation of various investments.
Private equity funds	(2.7)	The declining macroeconomic environment caused broad decreases in valuations of the publicly traded investments of our funds. ACOF IV had a reversal of unrealized carried interest of $60.6 million primarily from its diminishing investment in AZEK. Conversely, market appreciation across several portfolio company investments that primarily operate in industries such as services, technology, retail and healthcare, generated carried interest allocation of $39.7 million from ACOF V, $3.7 million from ASOF and $30.9 million from ACOF VI.	747.3	ACOF IV generated carried interest allocation of $178.0 million primarily due to market appreciation of its investment in AZEK following its initial public offering. In addition, market appreciation across several investments generated carried interest allocation of $390.7 million from ACOF V, $119.9 million from ASOF and $47.0 million from ACOF VI.
Real assets funds	77.3	Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $23.3 million from AREOF III, $12.1 million from US VIII, $19.9 million from US IX and $19.8 million from four real estate equity funds. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $5.4 million from EIF V.	140.8	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $21.5 million from US VIII, $25.8 million from US IX and $47.5 million from EF V.
Secondary solutions funds	59.4	Market appreciation of certain investments held in LREP VIII, and LEP XVI and related vehicles that generated carried interest allocation of $26.3 million and $18.5 million, respectively. Three private equity secondaries funds also generated carried interest allocation of $7.6 million.	61.4	Market appreciation of investments in LEP XVI and LREP VIII that generated carried interest allocation of $51.8 million and $9.1 million, respectively.
Strategic initiatives funds	0.1	Carried interest allocation generated from an Asian secured lending fund primarily driven by higher net investment income.	0.5	Carried interest allocation generated from an Asian secured lending fund primarily driven by higher net investment income.
Carried interest allocation	$225.6		$1,150.1

Incentive Fees. Incentive fees decreased by $11.2 million, or 71%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased by $2.4 million, or 13%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The activity was principally composed of the following ($ in millions):

	Three months ended June 30, 2022	Primary Drivers	Three months ended June 30, 2021	Primary Drivers
Credit funds	$0.4	Incentive fees generated from one direct lending fund.	$15.2	Incentive fees generated from one alternative credit fund and from one CLO as a result of restructuring activity from a prior period.
Real assets funds	3.9	Incentive fees generated from an industrial real estate fund and ACRE.	0.7	Incentive fees generated from ACRE.
Secondary Solutions	0.4	Incentive fees generated from a private equity secondaries fund.	—	N/A
Incentive fees	$4.7		$15.9

	Six months ended June 30, 2022	Primary Drivers	Six months ended June 30, 2021	Primary Drivers
Credit funds	$15.8	Incentive fees generated from three direct lending funds and one alternative credit fund.	$17.3	Incentive fees generated from one alternative credit fund and from one CLO as a result of restructuring activity from a prior period.
Real assets funds	4.9	Incentive fees generated from an industrial real estate fund and ACRE.	1.4	Incentive fees generated from ACRE.
Secondary Solutions	0.4	Incentive fees generated from a private equity secondaries fund.	—	N/A
Incentive fees	$21.1		$18.7
Principal Investment Income (Loss). Principal investment income (loss) decreased by $51.5 million to principal investment loss of $4.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $68.3 million, or 95%, to principal investment income of $3.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The activity for the three and six months ended June 30, 2022 was driven by a declining macroeconomic environment that has negatively impacted the global equity and credit markets, leading to a broad decrease in valuations. In spite of a weak second quarter, the results from the first quarter contributed to the positive result for the six months ended June 30, 2022 primarily due to realizations from the sale of underlying properties held by funds in our U.S. real estate equity strategy and market appreciation of various investments across funds in our infrastructure debt and U.S. and European direct lending strategies.
The activity for the three months ended June 30, 2021 was driven by market appreciation of several investments in ACOF IV, including its investment in AZEK, ACOF VI, and funds within our special opportunities and infrastructure opportunities strategies. The activity for the six months ended June 30, 2021 was primarily driven by market appreciation of ACOF IV’s investment in AZEK, various investments in ACOF III and ACOF VI.
    Administrative, Transaction and Other Fees. Administrative, transaction and other fees increased by $21.3 million, or 178%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $43.3 million, or 176%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases were primarily due to new fee streams following the completion of the Black Creek Acquisition, including various property-related fees, such as acquisition, development and property management, and the distribution of shares in our non-traded REITs. These fees collectively contributed $13.8 million and $27.5 million for the three and six months ended June 30, 2022, respectively. We also earn administrative fees from the funds that were acquired in the Black Creek Acquisition that contributed $7.6 million and $15.2 million for the three and six months ended June 30, 2022, respectively. In addition, certain private funds pay administrative fees on invested capital and increases in deployment will result in a higher fee base. Administrative fees from these private funds increased by $1.8 million and $3.4 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021.
Compensation and Benefits. Compensation and benefits increased by $106.1 million, or 39%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $228.1 million, or 45%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases were primarily driven by (i) headcount growth to support the expansion of our business and (ii) strategic initiatives and acquisitions. Average headcount for the year-to-date period increased by 42% to 2,170 professionals for the 2022 period from 1,526 professionals for the same period in 2021.

Headcount growth attributable to the Black Creek Acquisition, Landmark Acquisition and Infrastructure Debt Acquisition collectively contributed $46.4 million and $97.7 million in recurring employment related costs for the three and six months ended June 30, 2022, respectively. The performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the Black Creek Acquisition, Landmark Acquisition and Infrastructure Debt Acquisition also contributed $54.9 million and $102.9 million to the three and six months ended June 30, 2022, respectively. The earnouts are based on the achievement of revenue targets for certain funds. As all earnouts are subject to the continued and future services of senior professionals and advisors, they are required to be recorded as compensation expense and recognized ratably over the respective service periods. See “Note 9. Commitments and Contingencies” for a further description of the contingent liabilities related to these arrangements.
The following table presents equity compensation expense based on the different types of restricted unit awards ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Non-recurring awards:
Multi-year future grants	$11,510	$10,263	$(1,247)	(12)	$22,407	$17,377	$(5,030)	(29)
Performance-based awards	—	8,751	8,751	100	—	20,313	20,313	100
Performance-based awards - accelerated	—	14,011	14,011	100	—	14,011	14,011	100
Other non-recurring awards	1,126	6,260	5,134	82	2,946	12,490	9,544	76
Total non-recurring awards	12,636	39,285	26,649	68	25,353	64,191	38,838	61
Recurring annual awards:
Discretionary awards	24,166	18,778	(5,388)	(29)	45,134	35,953	(9,181)	(26)
Bonus awards	12,833	11,440	(1,393)	(12)	32,799	25,009	(7,790)	(31)
Total recurring annual awards	36,999	30,218	(6,781)	(22)	77,933	60,962	(16,971)	(28)
Equity compensation expense, net	$49,635	$69,503	19,868	29	$103,286	$125,153	21,867	17

Equity compensation expense decreased by $19.9 million and $21.9 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The decreases were primarily attributable to equity compensation expense recognized during the three and six months ended June 30, 2021 related to performance-based awards with market conditions that were granted to certain executive officers in the first quarter of 2021 and to one-time time-based awards granted to certain employees that substantially vested prior to 2022. The decrease in equity compensation expense was partially offset by the increase in awards granted as part of the recurring annual award programs. Additional multi-year future grants were approved in the first quarter of 2022 with grant dates in 2023, 2024 and 2025. Given that these future restricted units have been communicated to the recipient, we account for these awards as if they have been granted and recognize the compensation expense on a straight-line basis over the service period.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. Performance related compensation decreased by $615.3 million, or 94%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $703.9 million, or 80%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and may include performance allocations to charitable organizations as part of our philanthropic initiatives.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $39.2 million, or 47%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $92.1 million, or 61%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The Black Creek Acquisition, Landmark Acquisition and Infrastructure Debt Acquisition have collectively contributed $30.9 million and $64.2 million in general, administrative and other expenses to the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. These expenses increased primarily due to (i) amortization expense of $18.6 million and $41.4 million related to the intangible assets recorded in connection with the acquisitions and (ii) certain recurring operating expenses, including occupancy costs, information services, information technology and office services of $11.3 million and $20.7 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The impact from the Black Creek Acquisition, Landmark Acquisition and Infrastructure Debt Acquisition has been excluded from the discussion below.

Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $2.3 million and $5.4 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. Other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $14.1 million and $23.2 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, as marketing and company events returned to pre-pandemic levels and travel continues to ramp up toward historical levels.
The increase in general, administrative and other expenses were partially offset by a decrease in acquisition related costs of $7.9 million and $7.4 million for the three and six months ended June 30, 2022, respectively, when compared to the three and six months ended June 30, 2021.
Net Realized and Unrealized Gains (Losses) on Investments. Net realized and unrealized gains (losses) on investments decreased by $6.8 million to a $1.8 million loss for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $4.1 million to a $6.3 million gain for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The activity for the three months ended June 30, 2022 was primarily attributable to unrealized losses on our investments in the subordinated notes of U.S. CLOs. The CSLLI returned a negative 4.4% for both the three and six months ended June 30, 2022 compared to 1.4% and 3.5% for the three and six months ended June 30, 2021, respectively. The activity for the three and six months ended June 30, 2022 and 2021 included unrealized gains from certain strategic initiative related investments made in connection with our acquisition of SSG. The activity for the three and six months ended June 30, 2021 was also attributable to unrealized gains on our investments in the subordinated notes of U.S. CLOs.
Interest Expense. Interest expense increased by $10.3 million, or 149%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $19.3 million, or 142%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The issuance of the 2052 Senior Notes in January 2022 increased interest expense by $4.7 million and $8.3 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The issuance of the 2051 Subordinated Notes on the last day of the second quarter of 2021 increased interest expense by $4.6 million and $9.3 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.
Other Income (Expense), Net. Other income (expense), net increased by $7.6 million to other income, net of $5.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $13.6 million to other income, net of $7.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Other income (expense), net includes transaction gains (losses) associated with currency fluctuations impacting the revaluation of non-functional currency balances and was based on the fluctuations in currency exchange rates for the three and six months ended June 30, 2022 and 2021. Transaction gains during the three and six months ended June 30, 2022 were primarily attributable to the British pound weakening against the U.S. dollar and Euro, while transaction losses during the three and six months ended June 30, 2021 were primarily attributable to the British pound and Euro strengthening against the U.S. dollar.
Other income, net also includes the change in fair value of a contingent obligation recognized in connection with the Black Creek Acquisition. The purchase agreement with Black Creek contains a provision that requires us to record a contingent consideration liability that is dependent on the achievement of revenue targets for certain funds that were acquired in the Black Creek Acquisition. For the three and six months ended June 30, 2022, we recorded $0.2 million and $1.2 million, respectively, in expense for the revaluation of this contingent obligation. See “Note 9. Commitments and Contingencies” for a further description of the contingency.
Income Tax Expense Income tax expense decreased by $35.0 million, or 72%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $40.3 million, or 54%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decreases were primarily driven by the 74% and 57% decreases in income before taxes for the Company and its consolidated subsidiaries for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The decreases in income tax expense were partially offset by the slight increases in weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 59.1% and 58.1% for the three and six months ended June 30, 2021 to 59.7% and 59.6% for the three and six months ended June 30, 2022. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises and vesting of restricted stock awards. The increase in the weighted average daily ownership for the AMC common stockholders was partially offset by the issuance of AOG Units in connection with the Landmark Acquisition and the Black Creek Acquisition that increased the ownership of AOG Units not held by AMC.
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
Net income attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and based on the activity of certain membership interests. For the three and six months ended June 30, 2022 and 2021, net loss of $3.6 million, net income of $1.0 million, $3.7 million and $3.0 million, respectively, was allocated based on ownership percentages of the strategic distribution partners and the activity of those membership interests.
Net income attributable to non-controlling interests in AOG entities decreased by $95.0 million, or 76%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $103.7 million, or 58%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The changes in the comparative periods are a result of the respective changes in income before taxes and weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 40.9% and 41.9% for the three and six months ended June 30, 2021 to 40.3% and 40.4% for the three and six months ended June 30, 2022.
Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Expenses of the Consolidated Funds	$(13,454)	$(15,300)	$1,846	12%	$(17,967)	$(19,471)	$1,504	8%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(7,907)	(5,947)	(1,960)	(33)	8,061	10,475	(2,414)	(23)
Interest and other income of Consolidated Funds	117,375	113,878	3,497	3	237,665	229,717	7,948	3
Interest expense of Consolidated Funds	(79,253)	(58,974)	(20,279)	(34)	(153,266)	(129,999)	(23,267)	(18)
Income before taxes	16,761	33,657	(16,896)	(50)	74,493	90,722	(16,229)	(18)
Income tax expense of Consolidated Funds	(23)	(46)	23	50	(48)	(74)	26	35
Net income	16,738	33,611	(16,873)	(50)	74,445	90,648	(16,203)	(18)
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	33,557	18,917	14,640	77	56,003	36,288	19,715	54
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation	(1,570)	9,667	(11,237)	NM	(13,691)	(525)	(13,166)	NM
Add: General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	227	—	(227)	NM	227	—	(227)	NM
Net income (loss) attributable to non-controlling interests in Consolidated Funds	$(15,022)	$5,027	(20,049)	NM	$32,360	$54,885	(22,525)	(41)

NM - Not Meaningful

The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. As of June 30, 2022 and June 30, 2021, we consolidated 24 and 21 CLOs, respectively. For the three and six months ended June 30, 2022, expenses were primarily driven by professional fees incurred from the issuance of a new U.S. CLO. For the three and six months ended June 30, 2021, expenses were primarily driven by professional fees incurred from the issuance of a new U.S. CLO and the restructure of the European CLOs legal entities. The increase in interest expense was attributable to the consolidation of three CLOs subsequent to the second quarter of 2021 and one CLO that closed during the last week of the second quarter of 2021.

Revenues, other income (expense), net and general, administrative and other expense attributable to AMC represents management fees, incentive fees, principal investment income, administrative, transaction and other fees and general, administrative and other expense that are attributable to AMC’s proportional share in the activity of the Consolidated Funds and is eliminated from the respective components of AMC’s results upon consolidation. The increase in revenues attributable to AMC for the three and six months ended June 30, 2022 when compared to the same periods in 2021, was primarily attributable to higher principal investment income from an insurance fund and an Asian corporate private equity fund. Other income (expense), net attributable to AMC also included decreases for the three and six months ended June 30, 2022 driven by unrealized losses on our investments in the subordinated notes of CLOs.

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

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings:
Credit Group	$218,998	$169,053	$49,945	30%	$417,883	$317,257	$100,626	32%
Private Equity Group	15,631	12,363	3,268	26	36,031	30,275	5,756	19
Real Assets Group	49,025	19,850	29,175	147	88,462	37,133	51,329	138
Secondary Solutions Group	28,111	7,750	20,361	263	57,897	7,750	50,147	NM
Strategic Initiatives	8,282	9,642	(1,360)	(14)	16,019	18,569	(2,550)	(14)
Operations Management Group	(100,268)	(71,503)	(28,765)	(40)	(190,843)	(134,566)	(56,277)	(42)
Fee Related Earnings	$219,779	$147,155	72,624	49	$425,449	$276,418	149,031	54
Realized Income:
Credit Group	$242,631	$199,458	$43,173	22%	$447,026	$350,207	$96,819	28%
Private Equity Group	12,869	29,114	(16,245)	(56)	33,427	50,985	(17,558)	(34)
Real Assets Group	55,603	32,126	23,477	73	110,965	52,439	58,526	112
Secondary Solutions Group	29,396	7,747	21,649	279	59,361	7,747	51,614	NM
Strategic Initiatives	8,188	10,067	(1,879)	(19)	10,951	16,725	(5,774)	(35)
Operations Management Group	(101,442)	(71,565)	(29,877)	(42)	(192,468)	(134,363)	(58,105)	(43)
Realized Income	$247,245	$206,947	40,298	19	$469,262	$343,740	125,522	37

NM - Not Meaningful

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income before taxes	$67,066	$319,777	$228,375	$509,841
Adjustments:
Depreciation and amortization expense	40,330	20,974	78,456	35,074
Equity compensation expense	50,144	69,504	103,161	125,153
Acquisition-related compensation expense(1)	59,491	4,630	107,492	4,630
Acquisition and merger-related expense	1,152	9,020	10,194	17,610
Placement fees	(1,425)	1,030	(2,118)	1,327
Other expense, net	12	619	1,993	146
Net (income) expense of non-controlling interests in consolidated subsidiaries	4,022	(4,035)	(967)	(3,346)
(Income) loss before taxes of non-controlling interests in Consolidated Funds, net of eliminations	14,999	(5,073)	(32,408)	(54,959)
Total performance (income) loss—unrealized	24,031	(741,426)	(109,501)	(966,380)
Total performance related compensation—unrealized	(8,549)	566,012	82,649	726,349
Total net investment (income) loss—unrealized	(4,028)	(34,085)	1,936	(51,705)
Realized Income	247,245	206,947	469,262	343,740
Total performance income—realized	(70,094)	(127,013)	(113,962)	(201,958)
Total performance related compensation—realized	44,058	90,080	72,633	149,937
Total investment income—realized	(1,430)	(22,859)	(2,484)	(15,301)
Fee Related Earnings	$219,779	$147,155	$425,449	$276,418

(1)Represents earnouts in connection with the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

For the specific components and calculations of these non-GAAP measures, as well as a reconciliation of the reportable segments to the most comparable measures in accordance with GAAP, see “Note 15. Segment Reporting” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Discussed below are our results of operations for our reportable segments and OMG.

Results of Operations by Segment

Credit Group—Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$323,171	$260,234	$62,937	24%	$626,330	$493,111	$133,219	27%
Fee related performance revenues	275	(39)	314	NM	12,628	1,331	11,297	NM
Other fees	6,619	6,727	(108)	(2)	12,385	12,696	(311)	(2)
Compensation and benefits	(93,287)	(85,892)	(7,395)	(9)	(198,983)	(167,095)	(31,888)	(19)
General, administrative and other expenses	(17,780)	(11,977)	(5,803)	(48)	(34,477)	(22,786)	(11,691)	(51)
Fee Related Earnings	$218,998	$169,053	49,945	30	$417,883	$317,257	100,626	32

NM - Not Meaningful

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$626.3
$9.3
$48.1
$109.9
$459.0
$493.1
$1.5
$44.4
$105.8
$341.4
$323.2
$5.2
$24.5
$59.4
$234.1
$260.2
$1.5
$22.4
$59.3
$177.0
Q2 2022
Q2 2021
YTD Q2 2022
YTD Q2 2021

	Q2 2022	Q2 2021	YTD Q2 2022	YTD Q2 2021
Effective management fee rate	1.01%	1.07%	1.01%	1.05%
Part I Fees' contribution	0.19%	0.24%	0.18%	0.22%

Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q2 2021
Fees from funds dissolved prior to Q2 2022

Management fees on existing funds increased primarily from deployment of capital with Pathfinder, ACE V, SDL and Ares Private Credit Solutions II, L.P. (“PCS II”) collectively generating additional fees of $23.8 million and $50.7 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The launch of Ares Senior Direct Lending Fund II, L.P. (“SDL II”) at the end of the second quarter of 2021 also contributed to the increase in management fees, generating fees of $9.5 million and $17.3 million for the three and six months ended June 30,

2022. Management fees from ARCC, excluding Part I Fees described below, increased by $14.4 million and $29.6 million for the three and six months ended June 30, 2022, respectively, primarily due to an increase in the average size of ARCC's portfolio. The remaining increases in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased primarily due to the net addition of six CLOs from the prior year.

Part I Fees increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to an increase in pre-incentive fee net investment income generated by CADC, driven by an increase in the average size of its portfolio. The increase in the average size of CADC’s portfolio was driven by an increase in originations and by the partial allocation of the middle market lending portfolio acquired from Annaly Capital Management, Inc. The increase in Part I Fees was partially offset by lower fees generated from ARCC due to the decrease in its pre-incentive net investment income for the three months ended June 30, 2022 compared to the same period in the prior year, while an increase in ARCC’s pre-incentive net investment income contributed to the overall increase for the six months ended June 30, 2022 compared to same period in the prior year.

The decreases in effective management fee rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily driven by growth in lower fee generating strategies such as CLOs and our alternative credit funds, as well as deployment in SDL and SDL II that have fee rates below 1.00%.

Fee Related Performance Revenues. Fee related performance revenues increased by $11.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to fee related performance revenues from three direct lending funds for the six months ended June 30, 2022 compared to one direct lending fund for the six months ended June 30, 2021. We expect the majority of our fee related performance revenues to be recognized in the fourth quarter in connection with the typical measurement period end date of each applicable fund’s performance against the annual performance hurdles.

Compensation and Benefits. Compensation and benefits increased by $7.4 million, or 9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $31.9 million, or 19%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases were primarily driven by headcount growth and higher incentive compensation attributable to increased fee revenues and improved operating performance. The first quarter of 2022 included fee related performance compensation of $7.4 million from direct lending SMAs and payroll related taxes of $7.2 million primarily attributable to the increase in restricted unit awards that vested in the first quarter of 2022.

Average headcount for the year-to-date period increased by 4% to 435 investment and investment support professionals for the second quarter of 2022 from 417 professionals for the same period in 2021 as we added additional professionals to support our growing U.S. and European direct lending and alternative credit platforms.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $5.8 million, or 48%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $11.7 million, or 51%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Travel, marketing sponsorships and certain fringe benefits collectively increased by $2.9 million and $5.4 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, as marketing and company events returned to pre-pandemic levels and travel continues to ramp up toward historical levels. In connection with our fundraising efforts, placement fees and certain supplemental distribution fees have also collectively increased by $1.2 million and $2.6 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The increases were primarily associated with new commitments to PCS II and SDL II.

Realized Income:
The following table presents the components of the Credit Group's RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$218,998	$169,053	$49,945	30%	$417,883	$317,257	$100,626	32%
Performance income—realized	48,533	68,146	(19,613)	(29)	55,896	70,592	(14,696)	(21)
Performance related compensation—realized	(29,358)	(43,485)	14,127	32	(33,938)	(45,540)	11,602	25
Realized net performance income	19,175	24,661	(5,486)	(22)	21,958	25,052	(3,094)	(12)
Investment income—realized	1,609	1,240	369	30	2,024	1,240	784	63
Interest and other investment income—realized	6,387	5,969	418	7	12,113	9,638	2,475	26
Interest expense	(3,538)	(1,465)	(2,073)	(142)	(6,952)	(2,980)	(3,972)	(133)
Realized net investment income	4,458	5,744	(1,286)	(22)	7,185	7,898	(713)	(9)
Realized Income	$242,631	$199,458	43,173	22	$447,026	$350,207	96,819	28

Realized net performance income for the three and six months ended June 30, 2022 was primarily attributable to tax distributions from ACE III, ACE IV and PCS, and incentive fees from one alternative credit fund. Realized net performance income for the three and six months ended June 30, 2021 was primarily attributable to tax distributions on direct lending funds with European-style waterfalls, driven by net investment income.
Realized net investment income for the three and six months ended June 30, 2022 and 2021 was primarily attributable to interest income generated from our CLO investments. Realized net investment income for the three and six months ended June 30, 2022 is driven by liquidating distributions from a European direct lending fund and also includes income recognized in connection with distributions from a commercial finance fund. Interest expense, which is allocated based on the cost basis of investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
Credit Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$101,574	$60,944	$40,630	$99,551	$59,731	$39,820
ACE IV	149,259	92,541	56,718	146,580	90,879	55,701
ACE V	87,587	52,552	35,035	51,482	30,889	20,593
PCS	117,428	69,187	48,241	132,050	77,780	54,270
PCS II	—	—	—	9,053	5,345	3,708
Other credit funds	174,523	125,111	49,412	156,717	105,064	51,653
Total Credit Group	$630,371	$400,335	$230,036	$595,433	$369,688	$225,745

The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of June 30, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Foreign Exchange and Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$99,551	$8,971	$(7,446)	$498	$101,574
ACE IV	European	146,580	20,307	(18,779)	1,151	149,259
ACE V	European	51,482	36,105	—	—	87,587
PCS	European	132,050	9,822	(24,143)	(301)	117,428
PCS II	European	9,053	(8,908)	—	(145)	—
Other credit funds	European	156,453	25,216	(2,364)	(5,043)	174,262
Other credit funds	American	264	(3)	—	—	261
Total accrued carried interest		595,433	91,510	(52,732)	(3,840)	630,371
Other credit funds	Incentive	—	3,164	(3,164)	—	—
Total Credit Group		$595,433	$94,674	$(55,896)	$(3,840)	$630,371

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2022	$32,385	$3,553	$5,677	$18,594	$88,397	$48,317	$196,923
Net new par/equity commitments	369	65	219	1,300	3,155	266	5,374
Net new debt commitments	1,556	—	—	—	1,473	1,154	4,183
Capital reductions	(45)	—	—	—	(1)	(12)	(58)
Distributions	(23)	(3)	1	(129)	(389)	(290)	(833)
Redemptions	(114)	(89)	(41)	(95)	(55)	—	(394)
Change in fund value	(591)	(329)	(477)	(421)	130	(1,596)	(3,284)
Balance at 6/30/2022	$33,537	$3,197	$5,379	$19,249	$92,710	$47,839	$201,911

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2021	$28,442	$2,927	$3,332	$13,943	$59,351	$43,121	$151,116
Net new par/equity commitments	488	224	567	565	7,534	2,052	11,430
Net new debt commitments	574	—	—	—	2,475	2,371	5,420
Capital reductions	(206)	—	—	—	(1,307)	(52)	(1,565)
Distributions	(21)	—	(3)	(97)	(398)	(301)	(820)
Redemptions	(78)	(74)	(62)	(180)	(44)	—	(438)
Change in fund value	107	75	95	262	975	930	2,444
Balance at 6/30/2021	$29,306	$3,152	$3,929	$14,493	$68,586	$48,121	$167,587

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$31,491	$3,632	$5,212	$17,424	$85,849	$49,102	$192,710
Net new par/equity commitments	625	224	783	2,888	4,681	331	9,532
Net new debt commitments	2,567	—	—	—	2,802	1,154	6,523
Capital reductions	(118)	—	—	—	(325)	(12)	(455)
Distributions	(49)	(5)	10	(274)	(951)	(566)	(1,835)
Redemptions	(180)	(174)	(61)	(299)	(90)	—	(804)
Change in fund value	(799)	(480)	(565)	(490)	744	(2,170)	(3,760)
Balance at 6/30/2022	$33,537	$3,197	$5,379	$19,249	$92,710	$47,839	$201,911

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	603	325	960	1,795	8,600	3,665	15,948
Net new debt commitments	1,296	—	—	—	4,296	2,371	7,963
Capital reductions	(264)	—	—	—	(1,758)	(88)	(2,110)
Distributions	(60)	—	(6)	(194)	(737)	(563)	(1,560)
Redemptions	(167)	(157)	(140)	(415)	(85)	(11)	(975)
Change in fund value	(69)	121	162	410	1,754	471	2,849
Balance at 6/30/2021	$29,306	$3,152	$3,929	$14,493	$68,586	$48,121	$167,587

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $201.9	AUM: $167.6

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $12.4 billion and $8.5 billion of AUM of funds from which we indirectly earn management fees as of June 30, 2022 and 2021, respectively, and includes $1.0 billion and $0.9 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2022 and 2021, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2022	$30,301	$3,553	$5,189	$11,115	$47,187	$24,091	$121,436
Commitments	2,559	65	281	617	445	—	3,967
Subscriptions/deployment/increase in leverage	—	—	—	1,112	4,847	2,454	8,413
Capital reductions	(45)	—	(29)	(14)	(49)	(55)	(192)
Distributions	(16)	(3)	(19)	(92)	(608)	(115)	(853)
Redemptions	(114)	(89)	(44)	(95)	(55)	(79)	(476)
Change in fund value	(564)	(329)	(474)	(230)	2	(977)	(2,572)
Balance at 6/30/2022	$32,121	$3,197	$4,904	$12,413	$51,769	$25,319	$129,723

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 3/31/2021	$26,800	$2,925	$2,833	$7,044	$32,301	$19,712	$91,615
Commitments	1,028	224	264	335	404	—	2,255
Subscriptions/deployment/increase in leverage	695	—	314	685	3,408	1,440	6,542
Capital reductions	(206)	—	—	—	(29)	(213)	(448)
Distributions	(12)	—	(27)	(137)	(493)	(321)	(990)
Redemptions	(78)	(74)	(49)	(59)	(28)	(65)	(353)
Change in fund value	(16)	74	88	48	538	235	967
Balance at 6/30/2021	$28,211	$3,149	$3,423	$7,916	$36,101	$20,788	$99,588

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$30,327	$3,632	$4,714	$8,742	$46,128	$23,847	$117,390
Commitments	2,807	224	865	904	1,417	—	6,217
Subscriptions/deployment/increase in leverage	1	—	5	3,566	7,320	4,440	15,332
Capital reductions	(118)	—	(29)	(25)	(1,394)	(1,212)	(2,778)
Distributions	(29)	(5)	(27)	(315)	(1,825)	(352)	(2,553)
Redemptions	(180)	(174)	(60)	(243)	(90)	(125)	(872)
Change in fund value	(687)	(480)	(564)	(216)	213	(1,279)	(3,013)
Balance at 6/30/2022	$32,121	$3,197	$4,904	$12,413	$51,769	$25,319	$129,723

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	1,166	325	680	817	854	—	3,842
Subscriptions/deployment/increase in leverage	695	—	314	1,303	4,310	4,460	11,082
Capital reductions	(264)	—	(18)	—	(754)	(248)	(1,284)
Distributions	(22)	—	(34)	(240)	(1,547)	(471)	(2,314)
Redemptions	(167)	(157)	(127)	(294)	(60)	(197)	(1,002)
Change in fund value	(368)	120	151	(1)	961	384	1,247
Balance at 6/30/2021	$28,211	$3,149	$3,423	$7,916	$36,101	$20,788	$99,588

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $129.7	FPAUM: $99.6

Invested capital	Market value(1)	Collateral balances (at par)

(1)Includes $29.6 billion and $22.7 billion from funds that primarily invest in illiquid strategies as of June 30, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of June 30, 2022
ARCC contributed approximately 41% of the Credit Group’s total management fees for the six months ended June 30, 2022. In addition, nine other significant funds, ACE III, ACE IV, ACE V, CADC, PCS, PCS II, SDL, SDL II and an open-ended secured finance fund, collectively contributed approximately 27% of the Credit Group’s management fees for the six months ended June 30, 2022.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of June 30, 2022 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(3)	2004	$25,554	N/A	1.2	N/A	4.0	N/A	12.0	U.S. Direct Lending
CADC(4)	2017	4,029	N/A	(3.9)	N/A	(3.2)	N/A	5.3	U.S. Direct Lending
Open-ended secured finance fund(5)	2018	1,979	(1.8)	(1.9)	(1.4)	(1.7)	2.5	1.8	Alternative Credit

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
(5)Gross returns do not reflect the deduction of management fees or other expenses. Net returns are calculated by subtracting the applicable management fees and other expenses from the gross returns on a monthly basis. This fund is a master/feeder structure and its AUM and returns include activity from its' investment in an affiliated Ares fund. Returns presented in the table are expressed in U.S. Dollars and are for the master fund, excluding the share class hedges. The current quarter, year-to-date, and since inception returns (gross / net) for the pound sterling hedged Cayman feeder, the fund's sole feeder, are as follows: (1.9)% / (2.0)%, (1.5)% / (1.8)%, and 1.3% / 0.7%.

The following table presents the performance data of our significant drawdown funds as of June 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE III(7)	2015	$4,842	$2,822	$2,359	$1,033	$2,356	$3,389	1.6x	1.4x	11.8	8.5	European Direct Lending
PCS	2017	3,684	3,365	2,653	1,434	2,084	3,518	1.4x	1.3x	12.6	9.0	U.S. Direct Lending
Funds Deploying Capital
ACE IV Unlevered(8)	2018	9,852	2,851	2,197	452	2,106	2,558	1.2x	1.2x	8.5	6.1	European Direct Lending
ACE IV Levered(8)			4,819	3,750	973	3,730	4,703	1.3x	1.2x	12.7	9.3
SDL Unlevered	2018	5,912	922	829	142	790	932	1.2x	1.1x	8.9	6.7	U.S. Direct Lending
SDL Levered			2,045	1,719	491	1,783	2,274	1.3x	1.2x	17.4	12.9
ACE V Unlevered(9)	2020	15,638	7,026	3,009	64	3,164	3,228	1.1x	1.1x	16.0	12.0	European Direct Lending
ACE V Levered(9)			6,376	2,729	99	2,954	3,053	1.1x	1.1x	25.6	19.1
PCS II(10)	2020	5,119	5,114	1,905	—	1,913	1,913	1.0x	1.0x	2.6	0.5	U.S Direct Lending
SDL II Unlevered	2021	13,405	1,989	529	8	542	550	1.1x	1.0x	NM	NM	U.S Direct Lending
SDL II Levered			5,936	1,503	46	1,558	1,604	1.1x	1.1x	NM	NM

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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 12.4% and 9.1%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.6x and 1.5x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 9.9% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE IV (G) Levered are 13.7% and 9.9%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered. The gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Unlevered are inclusive of a Japanese yen denominated feeder fund, which has not been presented separately. Metrics for ACE V (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE V (G) Unlevered are 16.3% and 12.1%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 25.4% and 18.2%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(10)Gross and net fund-level IRRs for PCS II are shown on a non-annualized basis as the time elapsed from the date of the first capital call is less than one year.

Private Equity Group—Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$47,396	$39,975	$7,421	19%	$93,353	$79,113	$14,240	18%
Other fees	408	248	160	65	705	356	349	98
Compensation and benefits	(24,293)	(21,979)	(2,314)	(11)	(43,859)	(38,827)	(5,032)	(13)
General, administrative and other expenses	(7,880)	(5,881)	(1,999)	(34)	(14,168)	(10,367)	(3,801)	(37)
Fee Related Earnings	$15,631	$12,363	3,268	26	$36,031	$30,275	5,756	19

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

Management fees increased by $4.3 million and $9.1 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to new commitments in ACOF VI. Management fees also increased by $5.7 million and $10.8 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to deployment in ASOF and our second special opportunities fund. When comparing the results of the three and six months ended June 30, 2022 with the three and six months ended June 30, 2021, the collective management fees from ACOF IV and ACOF V decreased by $2.0 million and $4.2 million, respectively, due to distributions that reduced the fee bases of the funds.

The increases in effective management fee rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily driven by additional commitments to ACOF VI and increased deployment in ASOF and our second special opportunities fund, each of which have a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. Compensation and benefits increased by $2.3 million, or 11%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $5.0 million, or 13%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases were primarily driven by higher incentive compensation resulting from increased fee revenues and improved operating performance for the three and six months ended June 30, 2022, when compared to the same periods in 2021.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.0 million, or 34%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $3.8 million, or 37%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Travel, marketing sponsorships and certain fringe benefits collectively increased by $1.3 million and $1.6 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, as marketing and company events returned to pre-pandemic levels and travel continues to ramp up toward historical levels. In connection with our fundraising efforts, placement fees has also increased by $1.1 million and $2.0 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The increases were primarily associated with new commitments to our second special opportunities fund.
Realized Income:
The following table presents the components of the Private Equity Group's RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$15,631	$12,363	$3,268	26%	$36,031	$30,275	$5,756	19%
Performance income—realized	—	53,945	(53,945)	(100)	2,212	125,163	(122,951)	(98)
Performance related compensation—realized	—	(43,197)	43,197	100	(1,786)	(100,223)	98,437	98
Realized net performance income	—	10,748	(10,748)	(100)	426	24,940	(24,514)	(98)
Investment income (loss)—realized	672	2,633	(1,961)	(74)	2,275	(6,265)	8,540	NM
Interest and other investment income—realized	195	4,846	(4,651)	(96)	1,697	4,964	(3,267)	(66)
Interest expense	(3,629)	(1,476)	(2,153)	(146)	(7,002)	(2,929)	(4,073)	(139)
Realized net investment income (loss)	(2,762)	6,003	(8,765)	NM	(3,030)	(4,230)	1,200	28
Realized Income	$12,869	$29,114	(16,245)	(56)	$33,427	$50,985	(17,558)	(34)

NM - Not Meaningful
Realized net investment loss for the three and six months ended June 30, 2022 largely represents interest expense exceeding limited realization activity during these periods. Interest expense, which is allocated based on the cost basis of investments, has increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
The activity for the three and six months ended June 30, 2021 included realized net performance income and realized net investment income attributable to realizations from partial sales of ACOF IV’s position in AZEK. The activity for the six months ended June 30, 2021 also included a realized loss recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company. Realized net investment income (loss) for the three and six months ended June 30, 2021 also included interest expense allocations.
Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of June 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$25,975	$20,780	$5,195	$43,510	$34,808	$8,702
ACOF IV	325,104	260,084	65,020	387,901	310,321	77,580
ACOF V	705,783	564,626	141,157	666,074	532,859	133,215
ACOF VI	104,135	83,308	20,827	73,261	58,608	14,653
ASOF	342,564	239,795	102,769	338,857	237,200	101,657
Other funds	34,307	20,613	13,694	33,526	21,787	11,739
Total Private Equity Group	$1,537,868	$1,189,206	$348,662	$1,543,129	$1,195,583	$347,546

The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of June 30, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF III	American	$43,510	$(17,535)	$—	$—	$25,975
ACOF IV	American	387,901	(60,585)	(2,212)	—	325,104
ACOF V	American	666,074	39,709	—	—	705,783
ACOF VI	American	73,261	30,874	—	—	104,135
ASOF	European	338,857	3,707	—	—	342,564
Other funds	European	7,356	(6,992)	—	(316)	48
Other funds	American	26,170	8,089	—	—	34,259
Total Private Equity Group		$1,543,129	$(2,733)	$(2,212)	$(316)	$1,537,868

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2022	$21,206	$12,359	$33,565
Net new par/equity commitments	—	230	230
Capital reductions	(2)	(200)	(202)
Distributions	(105)	(33)	(138)
Change in fund value	171	(214)	(43)
Balance at 6/30/2022	$21,270	$12,142	$33,412

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2021	$19,383	$5,990	$25,373
Net new par/equity commitments	72	—	72
Capital reductions	(2)	—	(2)
Distributions	(828)	(285)	(1,113)
Change in fund value	1,978	602	2,580
Balance at 6/30/2021	$20,603	$6,307	$26,910

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$21,639	$11,765	$33,404
Net new par/equity commitments	—	800	800
Capital reductions	(4)	(200)	(204)
Distributions	(390)	(131)	(521)
Change in fund value	25	(92)	(67)
Balance at 6/30/2022	$21,270	$12,142	$33,412

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$18,233	$5,721	$23,954
Net new par/equity commitments	101	(50)	51
Capital reductions	(5)	—	(5)
Distributions	(1,410)	(285)	(1,695)
Change in fund value	3,684	921	4,605
Balance at 6/30/2021	$20,603	$6,307	$26,910

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $33.4	AUM: $26.9

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.2 billion and $1.2 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2022 and 2021, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2022	$12,186	$3,955	$16,141
Subscriptions/deployment/increase in leverage	—	2,099	2,099
Distributions	(51)	(479)	(530)
Change in fund value	(3)	—	(3)
Change in fee basis	(16)	—	(16)
Balance at 6/30/2022	$12,116	$5,575	$17,691

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 3/31/2021	$11,807	$3,041	$14,848
Commitments	72	—	72
Subscriptions/deployment/increase in leverage	338	336	674
Distributions	(450)	(118)	(568)
Change in fund value	1	—	1
Change in fee basis	(20)	—	(20)
Balance at 6/30/2021	$11,748	$3,259	$15,007

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$12,473	$4,216	$16,689
Subscriptions/deployment/increase in leverage	17	2,196	2,213
Distributions	(138)	(837)	(975)
Change in fund value	(2)	—	(2)
Change in fee basis	(234)	—	(234)
Balance at 6/30/2022	$12,116	$5,575	$17,691

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$14,770	$2,723	$17,493
Commitments	151	—	151
Subscriptions/deployment/increase in leverage	446	820	1,266
Distributions	(861)	(284)	(1,145)
Change in fee basis	(2,758)	—	(2,758)
Balance at 6/30/2021	$11,748	$3,259	$15,007

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $17.7	FPAUM: $15.0

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of June 30, 2022

Three significant funds, ACOF V, ASOF and ACOF VI, collectively contributed approximately 78% of the Private Equity Group’s management fees for the six months ended June 30, 2022.

The following table presents the performance data of our significant drawdown funds as of June 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ACOF V	2017	$9,243	$7,850	$7,396	$3,201	$8,482	$11,683	1.6x	1.4x	15.6	11.1	Corporate Private Equity
ASOF	2019	5,249	3,518	5,220	2,845	4,208	7,053	1.6x	1.4x	36.4	28.1	Special Opportunities
ACOF VI	2020	6,239	5,743	2,985	298	3,415	3,713	1.2x	1.1x	22.5	27.0	Corporate Private Equity

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
(3)For the corporate private equity funds, the gross MoIC is calculated at the investment-level and is based on the interests of all partners. The gross MoIC is before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds, the gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The gross MoICs for the corporate private equity funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross MoIC would be 1.5x for ACOF V and 1.2x for ACOF VI.
(4)The net MoIC for ASOF is calculated at the fund-level. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The net MoICs for the corporate private equity funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.3x for ACOF V and 1.1x for ACOF VI.
(5)For the corporate private equity funds, the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs for the corporate private equity funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRRs would be 15.5% for ACOF V and 21.4% for ACOF VI.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and non-fee paying limited partners who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs for the corporate private equity funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 11.2% for ACOF V and 21.9% for ACOF VI.

Real Assets Group—Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Fee Related Earnings:
The following table presents the components of the Real Assets Group's FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$90,733	$42,932	$47,801	111%	$163,220	$82,757	$80,463	97%
Fee related performance revenues	965	693	272	39	1,323	1,359	(36)	(3)
Other fees	8,565	275	8,290	NM	16,431	923	15,508	NM
Compensation and benefits	(40,599)	(20,189)	(20,410)	(101)	(74,236)	(40,368)	(33,868)	(84)
General, administrative and other expenses	(10,639)	(3,861)	(6,778)	(176)	(18,276)	(7,538)	(10,738)	(142)
Fee Related Earnings	$49,025	$19,850	29,175	147	$88,462	$37,133	51,329	138

NM - Not Meaningful
Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$163.2
$3.9
$8.8
$14.6
$59.9
$76.0
$90.7
$6.0
$6.1
$9.6
$32.5
$36.5
$42.9
$4.6
$0.7
$37.6
$82.8
$6.7
$1.3
$74.8
Q2 2022
Q2 2021
YTD Q2 2022
YTD Q2 2021
Effective management fee rate
0.88%
1.00%
0.89%
1.02%
Fees from funds in existence in both periods
Fees from funds from the Black Creek Acquisition
Fees from infrastructure debt funds
Fees from funds launched subsequent to Q2 2021
One-time fees
Fees from funds dissolved prior to Q2 2022

Management fees increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to funds from the Black Creek Acquisition and Infrastructure Debt Acquisition. Excluding one-time catch-up fees of $6.0 million and $3.9 million for the three and six months ended June 30, 2022, respectively, management fees also increased from new commitments to our tenth U.S. value add real estate fund and our sixth European real estate equity fund, collectively contributing fees of $7.0 million and $12.4 million for the three and six months ended June 30, 2022, respectively. Management fees from real estate debt funds increased by $2.2 million and $4.4 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to the continued fundraising and subsequent deployment within these open-ended funds.

The decreases in effective management fee rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily due to recently acquired funds with effective management fees rates below 0.75%, including funds within our infrastructure debt strategy, our newly managed core/core-plus and industrial U.S. real estate equity funds and to increased deployment in our real estate debt funds. The decreases in effective management fee rates were partially offset by an increase in fee rates from other real estate equity funds. Our most recent real estate equity funds pay a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Other Fees. Other fees increased by $8.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $15.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases primarily represent fees that were generated under the investment management agreements of the funds that were acquired in the Black Creek Acquisition, including property-related fees, such as acquisition, development and property management. These property-related fees are recognized as services are performed which results in fluctuations in each period.
Compensation and Benefits. Compensation and benefits increased by $20.4 million, or 101%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $33.9 million, or 84%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Headcount growth attributable to the Black Creek Acquisition and Infrastructure Debt Acquisition have collectively contributed $15.7 million and $27.3 million to the increase in expenses for the three and six months ended June 30, 2022, respectively. Average headcount for the year-to-date period increased by 128% to 290 investment and investment support professionals for the second quarter of 2022 period from 127 professionals for the same period in 2021, including 138 professionals from the Black Creek Acquisition and the Infrastructure Debt Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $6.8 million, or 176%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $10.7 million, or 142%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The Black Creek Acquisition and Infrastructure Debt Acquisition have contributed general, administrative and other expenses of $4.1 million and $6.4 million for the three and six months ended June 30, 2022, respectively. These expenses were primarily driven by occupancy costs and information technology to support the expanding platform. During the second quarter of 2022, we also recognized $0.5 million in one-time expenses related to transition services received in connection with the Infrastructure Debt Acquisition.
Excluding the impact from the acquisitions, other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $1.7 million and $2.6 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, as marketing and company events returned to pre-pandemic levels and travel continues to ramp up toward historical levels.

Realized Income:
The following table presents the components of the Real Assets Group's RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$49,025	$19,850	$29,175	147%	$88,462	$37,133	$51,329	138%
Performance income—realized	17,405	4,922	12,483	254	51,698	6,203	45,495	NM
Performance related compensation—realized	(11,186)	(3,398)	(7,788)	(229)	(33,395)	(4,174)	(29,221)	NM
Realized net performance income	6,219	1,524	4,695	NM	18,303	2,029	16,274	NM
Investment income—realized	432	10,530	(10,098)	(96)	3,885	12,036	(8,151)	(68)
Interest and other investment income—realized	2,640	1,511	1,129	75	5,417	3,865	1,552	40
Interest expense	(2,713)	(1,289)	(1,424)	(110)	(5,102)	(2,624)	(2,478)	(94)
Realized net investment income	359	10,752	(10,393)	(97)	4,200	13,277	(9,077)	(68)
Realized Income	$55,603	$32,126	23,477	73	$110,965	$52,439	58,526	112

NM - Not Meaningful
Realized net performance income and realized net investment income for the three and six months ended June 30, 2022 were primarily attributable to realizations from US VIII driven by multifamily property sales. Realized net performance income for the three and six months ended June 30, 2022 also included incentive fees generated from an industrial real estate fund and ACRE. Realized net investment income for the three and six months ended June 30, 2022 was also attributable to distributions from an infrastructure opportunities fund and from real estate debt vehicles, driven by operating income during the period.
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
Realized net investment income for the three and six months ended June 30, 2022 and 2021 also included interest expense allocations based on the cost basis of investments. Interest expense, which is allocated based on the cost basis of investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$52,169	$33,388	$18,781	$88,112	$56,391	$31,721
US IX	129,997	80,598	49,399	110,074	68,246	41,828
EF IV	72,406	43,445	28,961	70,600	42,361	28,239
EF V	59,959	41,971	17,988	69,946	48,962	20,984
AREOF III	47,494	28,496	18,998	24,204	14,523	9,681
EIF V	57,213	42,766	14,447	62,592	46,787	15,805
Other real assets funds	154,228	93,908	60,320	113,932	68,599	45,333
Total Real Assets Group	$573,466	$364,572	$208,894	$539,460	$345,869	$193,591

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of June 30, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Foreign Exchange and Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$88,112	$12,125	$(48,068)	$—	$52,169
US IX	European	110,074	19,923	—	—	129,997
EF IV	American	70,600	1,806	—	—	72,406
EF V	American	69,946	(9,987)	—	—	59,959
AREOF III	European	24,204	23,290	—	—	47,494
EIF V	European	62,592	(5,379)	—	—	57,213
Other real assets funds	European	41,186	23,615	(11)	4,828	69,618
Other real assets funds	American	72,746	11,864	—	—	84,610
Total accrued carried interest		539,460	77,257	(48,079)	4,828	573,466
Other real assets funds	Incentive	—	3,619	(3,619)	—	—
Total Real Assets Group		$539,460	$80,876	$(51,698)	$4,828	$573,466

Real Assets Group—Assets Under Management
The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2022	$27,961	$7,683	$10,225	$4,424	$8,234	$58,527
Net new par/equity commitments	1,699	835	629	65	137	3,365
Net new debt commitments	400	419	625	—	—	1,444
Capital reductions	—	—	(34)	—	—	(34)
Distributions	(303)	(51)	(48)	(299)	(186)	(887)
Redemptions	(38)	—	(45)	—	—	(83)
Change in fund value	552	(328)	20	126	(125)	245
Balance at 6/30/2022	$30,271	$8,558	$11,372	$4,316	$8,060	$62,577

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2021	$4,909	$4,770	$7,450	$3,646	$—	$20,775
Acquisitions	760	784	394	268	—	2,206
Net new debt commitments	—	—	525	—	—	525
Distributions	(256)	(201)	(35)	(282)	—	(774)
Redemptions	—	—	(7)	—	—	(7)
Change in fund value	289	295	48	190	—	822
Balance at 6/30/2021	$5,702	$5,648	$8,375	$3,822	$—	$23,547

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	3,297	2,018	856	65	187	6,423
Net new debt commitments	1,105	419	1,025	—	—	2,549
Capital reductions	(234)	—	(63)	—	—	(297)
Distributions	(1,054)	(359)	(95)	(321)	(186)	(2,015)
Redemptions	(129)	—	(90)	—	—	(219)
Change in fund value	2,609	(347)	80	(184)	(125)	2,033
Balance at 6/30/2022	$30,271	$8,558	$11,372	$4,316	$8,060	$62,577

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$3,485	$—	$18,293
Net new par/equity commitments	1,194	878	597	268	—	2,937
Net new debt commitments	—	—	2,405	—	—	2,405
Capital reductions	—	—	(232)	—	—	(232)
Distributions	(300)	(296)	(68)	(335)	—	(999)
Redemptions	—	—	(7)	—	—	(7)
Change in fund value	404	255	87	404	—	1,150
Balance at 6/30/2021	$5,702	$5,648	$8,375	$3,822	$—	$23,547

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $62.6	AUM: $23.5

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion and $0.3 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2022 and 2021, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2022	$18,039	$5,012	$3,855	$4,323	$4,898	$36,127
Commitments	1,522	452	103	—	—	2,077
Subscriptions/deployment/increase in leverage	255	163	194	151	759	1,522
Capital reductions	—	(10)	(80)	—	—	(90)
Distributions	(207)	(27)	(88)	—	(48)	(370)
Redemptions	(38)	—	(53)	—	—	(91)
Change in fund value	363	(238)	22	—	(91)	56
Balance at 6/30/2022	$19,934	$5,352	$3,953	$4,474	$5,518	$39,231

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 3/31/2021	$4,036	$4,016	$2,768	$3,679	$—	$14,499
Commitments	608	357	102	268	—	1,335
Subscriptions/deployment/increase in leverage	17	27	343	—	—	387
Distributions	(165)	(86)	(137)	(47)	—	(435)
Redemptions	—	—	(7)	—	—	(7)
Change in fund value	1	25	44	—	—	70
Change in fee basis	(132)	—	—	(175)	—	(307)
Balance at 6/30/2021	$4,365	$4,339	$3,113	$3,725	$—	$15,542

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	2,548	1,607	106	—	—	4,261
Subscriptions/deployment/increase in leverage	611	257	563	199	802	2,432
Capital reductions	—	(10)	(81)	—	—	(91)
Distributions	(623)	(235)	(134)	(221)	(48)	(1,261)
Redemptions	(129)	—	(100)	—	—	(229)
Change in fund value	1,848	(364)	83	—	(91)	1,476
Change in fee basis	(8)	(819)	—	—	—	(827)
Balance at 6/30/2022	$19,934	$5,352	$3,953	$4,474	$5,518	$39,231

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$3,659	$4,088	$2,505	$3,679	$—	$13,931
Commitments	909	451	202	268	—	1,830
Subscriptions/deployment/increase in leverage	136	37	551	—	—	724
Capital reductions	—	—	(32)	—	—	(32)
Distributions	(208)	(140)	(180)	(47)	—	(575)
Redemptions	—	—	(7)	—	—	(7)
Change in fund value	1	(97)	74	—	—	(22)
Change in fee basis	(132)	—	—	(175)	—	(307)
Balance at 6/30/2021	$4,365	$4,339	$3,113	$3,725	$—	$15,542

The charts below present FPAUM for the Real Assets Group by its fee basis ($ in billions):

FPAUM: $39.2	FPAUM: $15.6

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of June 30, 2022

Four significant funds, Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”), Ares Real Estate Income Trust, Inc. (“AREIT”), Infrastructure Debt Fund IV (“IDF IV”) and an open-ended industrial real estate fund, collectively contributed approximately 40% of the Real Assets Group’s management fees for the six months ended June 30, 2022.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of June 30, 2022 ($ in millions):

			Returns(%)(1)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(2)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
AREIT(3)	2012	$4,565	N/A	3.1	N/A	10.8	N/A	8.1	U.S. Real Estate Equity
AIREIT(4)	2017	7,606	N/A	6.3	N/A	24.5	N/A	15.3	U.S. Real Estate Equity
Open-ended industrial real estate fund(5)	2017	5,804	0.6	0.3	20.6	17.1	30.4	25.0	U.S. Real Estate Equity

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

The following table presents the performance data of our significant drawdown fund as of June 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,302	$4,012	$3,782	$1,608	$3,144	$4,752	1.1x	1.1x	7.6	5.4	Infrastructure Debt

(1)Realized value includes distributions of operating income, sales and financing proceeds received.
(2)Unrealized value represents the fair market value of remaining investments. Unrealized value does not take into account any bridge financings. There can be no assurance that unrealized investments will be realized at the valuations indicated.
(3)The gross MoIC is calculated at the fund level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(4)The net MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and, if applicable, excludes interests attributable to the non fee-paying limited partners and/or the general partner which does not pay management fees or carried interest. The net MoIC is after giving effect to management fees, carried interest, as applicable, credit facility interest expense, as applicable, and other expenses. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, Yen hedged parallel funds and a single investor U.S. Dollar parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the U.S. Dollar unhedged parallel fund are 6.8% and 4.5%, respectively. The gross and net MoIC for the U.S. Dollar unhedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 9.0% and 6.7%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 6.8% and 4.3%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 5.5% and 3.6%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Secondary Solutions Group—Three and Six Months Ended June 30, 2022 Compared to the Period June 2, 2021 through June 30, 2021

The activity for the prior year period presented represents results subsequent to the Landmark Acquisition that closed on June 2, 2021 and is not comparable to the current year periods presented.

Fee Related Earnings:

The following table presents the components of the Secondary Solutions Group's FRE ($ in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022	For the period June 2, 2021 through June 30, 2021
Management fees	$46,201	$90,705	$12,898
Compensation and benefits	(15,133)	(26,773)	(4,289)
General, administrative and other expenses	(2,957)	(6,035)	(859)
Fee Related Earnings	$28,111	$57,897	$7,750
Management Fees. The chart below presents Secondary Solutions Group management fees and effective management fee rates ($ in millions):

$90.7
$4.6
$4.9
$25.4
$55.8
$46.2
$4.1
$2.5
$11.7
$27.9
$12.9
$0.8
$3.5
$8.6
Q2 2022
YTD Q2 2022
June 2, 2021 through
June 30, 2021
Effective management fee rate
0.90%
0.91%
0.94%
Private Equity Secondaries
Real Estate Secondaries
Infrastructure Secondaries
One-time fees

The activity for the periods presented represent management fees primarily from the Landmark Acquisition that closed on June 2, 2021. Management fees for the periods presented primarily consisted of fees from Landmark Equity Partners XV, L.P. (“LEP XV”), LEP XVI and LREP VIII. Collectively, these funds generated management fees of $24.4 million, $50.7 million, and $8.7 million for the three and six months ended June 30, 2022 and for the period from June 2, 2021 through June 30, 2021, respectively. Excluding one-time catch-up fees, management fees for the three and six months ended June 30, 2022 also included fees from our 17th private equity secondaries fund and ninth real estate secondaries fund, collectively generating $4.8 million and $9.7 million, respectively. The additional commitments to these funds also generated one-time catch-up fees of $4.1 million and $4.6 million for the three and six months ended June 30, 2022, respectively.

Realized Income:

The following table presents the components of the Secondary Solutions Group's RI ($ in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022	For the period June 2, 2021 through June 30, 2021
Fee Related Earnings	$28,111	$57,897	$7,750
Performance income—realized	4,156	4,156	—
Performance related compensation—realized	(3,514)	(3,514)	—
Realized net performance income	642	642	—
Interest and other investment income—realized	2,200	2,844	—
Interest Expense	(1,557)	(2,022)	—
Realized net investment income (loss)	643	822	(3)
Realized Income	$29,396	$59,361	$7,747

Realized net performance income for the three and six months ended June 30, 2022 was primarily attributable to tax distributions from LREP VIII. Realized net investment income for the three and six months ended June 30, 2022 was primarily attributable to distributions from an infrastructure secondaries fund. Realized net investment income for the three and six months ended June 30, 2022 also included interest expense allocations based on the cost basis of investments.

Secondary Solutions Group—Performance Income
In the Secondary Solutions Group, we are entitled to carried interest from the funds with closings subsequent to the completion of the Landmark Acquisition and to carried interest we acquired through the purchase of an ownership interest in certain Landmark GP entities. The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondary Solutions Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of June 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$174,736	$148,526	$26,210	$159,490	$135,566	$23,924
LREP VIII	103,395	87,886	15,509	80,772	68,656	12,116
Other fee generating funds	66,524	56,424	10,100	58,013	49,108	8,905
Total Secondary Solutions Group	$344,655	$292,836	$51,819	$298,275	$253,330	$44,945

The following table presents the change in accrued performance income for the Secondary Solutions Group ($ in thousands):

		As of December 31, 2021	Activity during the period		As of June 30, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$159,490	$15,246	$—	$174,736
LREP VIII	European	80,772	26,273	(3,650)	103,395
Other fee generating funds	European	58,013	8,621	(110)	66,524
Total accrued carried interest		298,275	50,140	(3,760)	344,655
Other secondary solutions funds	Incentive	—	396	(396)	—
Total Secondary Solutions Group		$298,275	$50,536	$(4,156)	$344,655

Secondary Solutions Group—Assets Under Management

The table below presents the rollforward of AUM for the Secondary Solutions Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 3/31/2022	$14,305	$7,530	$1,633	$23,468
Net new par/equity commitments	480	311	74	865
Distributions	(178)	(267)	(106)	(551)
Change in fund value	100	(52)	62	110
Balance at 6/30/2022	$14,707	$7,522	$1,663	$23,892

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 3/31/2021	$—	$—	$—	$—
Acquisitions	12,275	5,641	1,597	19,513
Net new par/equity commitments	100	—	—	100
Distributions	(52)	(67)	(6)	(125)
Change in fund value	(7)	(4)	(1)	(12)
Balance at 6/30/2021	$12,316	$5,570	$1,590	$19,476

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$22,119
Acquisitions	199	—	—	199
Net new par/equity commitments	648	1,223	74	1,945
Distributions	(287)	(687)	(152)	(1,126)
Change in fund value	314	324	117	755
Balance at 6/30/2022	$14,707	$7,522	$1,663	$23,892

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	12,275	5,641	1,597	19,513
Net new par/equity commitments	100	—	—	100
Distributions	(52)	(67)	(6)	(125)
Change in fund value	(7)	(4)	(1)	(12)
Balance at 6/30/2021	$12,316	$5,570	$1,590	$19,476

The components of our AUM for the Secondary Solutions Group are presented below ($ in billions):

AUM: $23.9	AUM: $19.5

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.4 billion and $0.3 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2022 and 2021, respectively.

Secondary Solutions Group—Fee Paying AUM
The table below presents the rollforward of fee paying AUM for the Secondary Solutions Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 3/31/2022	$11,894	$4,969	$1,207	$18,070
Commitments	478	259	74	811
Subscriptions/deployment/increase in leverage	1	246	4	251
Distributions	(48)	(260)	(80)	(388)
Change in fund value	225	(120)	74	179
Change in fee basis	(1,349)	(20)	—	(1,369)
Balance at 6/30/2022	$11,201	$5,074	$1,279	$17,554

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 3/31/2021	$—	$—	$—	$—
Acquisitions	10,740	4,928	1,171	16,839
Commitments	100	—	—	100
Subscriptions/deployment/increase in leverage	2	—	—	2
Change in fund value	(2)	—	—	(2)
Change in fee basis	(12)	—	—	(12)
Balance at 6/30/2021	$10,828	$4,928	$1,171	$16,927

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$18,364
Acquisitions	131	—	—	131
Commitments	595	839	74	1,508
Subscriptions/deployment/increase in leverage	58	246	16	320
Distributions	(59)	(678)	(124)	(861)
Change in fund value	71	722	125	918
Change in fee basis	(1,382)	(1,444)	—	(2,826)
Balance at 6/30/2022	$11,201	$5,074	$1,279	$17,554

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondary Solutions Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	10,740	4,928	1,171	16,839
Commitments	100	—	—	100
Subscriptions/deployment/increase in leverage	2	—	—	2
Change in fund value	(2)	—	—	(2)
Change in fee basis	(12)	—	—	(12)
Balance at 6/30/2021	$10,828	$4,928	$1,171	$16,927

The chart below presents FPAUM for the Secondary Solutions Group by its fee basis ($ in billions):

FPAUM: $17.6	FPAUM: $16.9

Invested capital/other	Market value(1)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondary Solutions Group—Fund Performance Metrics as of June 30, 2022

Secondary Solutions includes three significant funds, LEP XV, LEP XVI and LREP VIII, that collectively contributed approximately 56% of the Secondary Solutions Group’s management fees for the six months ended June 30, 2022.
The following table presents the performance data of our significant drawdown funds as of June 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XV(7)	2013	$2,085	$3,250	$2,628	$2,531	$1,346	$3,877	1.6x	1.5x	19.5	14.1	Private Equity Secondaries
LEP XVI(7)	2016	5,858	4,896	2,951	1,697	3,043	4,740	1.8x	1.6x	54.3	37.1	Private Equity Secondaries
LREP VIII(7)	2016	3,550	3,300	1,745	1,008	1,565	2,573	1.6x	1.5x	30.7	21.7	Real Estate Secondaries

*     For all funds in the Secondary Solutions Group, returns are calculated from results of the underlying portfolio that are generally reported on a three month lag and may not include the impact of economic and market activities occurring in the current reporting period.

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

Strategic Initiatives—Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Fee Related Earnings:
The following table presents the components of Strategic Initiatives’ FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$17,380	$16,796	$584	3%	$34,194	$32,419	$1,775	5%
Other fees	64	1	63	NM	114	80	34	43
Compensation and benefits	(6,799)	(5,384)	(1,415)	(26)	(14,200)	(10,124)	(4,076)	(40)
General, administrative and other expenses	(2,363)	(1,771)	(592)	(33)	(4,089)	(3,806)	(283)	(7)
Fee Related Earnings	$8,282	$9,642	(1,360)	(14)	$16,019	$18,569	(2,550)	(14)

NM - Not Meaningful

Management Fees. The chart below presents Strategic Initiatives management fees and effective management fee rates ($ in millions):
Management fees increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily driven by our sixth Asian special situations fund, including one-time catch up fees generated during the three months ended June 30, 2022, and by a higher asset base in our insurance strategy. Following the launch of our sixth Asian special situations fund, SSG Capital Partners V, L.P. (“SSG Fund V”) had a reduction in fee basis that partially offset the increase in management fees over the comparative periods.
The decreases in effective management fee rate for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were primarily driven by the growing fee base of our insurance strategy, which has an effective management fee rate of 0.30%. The effective management fee rate also decreased due to the launch of our sixth Asian special situations fund in the first quarter of 2022. Our sixth Asian special situations fund pays a fee on committed capital that increases once that capital is invested. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits. Compensation and benefits increased by $1.4 million, or 26%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $4.1 million, or 40%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases in salaries and benefits for the three and six months ended June 30, 2022 were driven by headcount growth across all strategies to support our strategic initiatives and to merit increases. Average headcount for the year-to-date period increased by 32% to 58 investment and investment support professionals from 44 professionals for the same period in 2021.
Realized Income:

The following table presents the components of Strategic Initiatives RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$8,282	$9,642	$(1,360)	(14)%	$16,019	$18,569	$(2,550)	(14)%
Investment income (loss)-realized	(3)	322	(325)	NM	858	322	536	166
Interest and other investment income-realized	5,514	2,628	2,886	110	5,517	2,661	2,856	107
Interest expense	(5,605)	(2,525)	(3,080)	(122)	(11,443)	(4,827)	(6,616)	(137)
Realized net investment income (loss)	(94)	425	(519)	NM	(5,068)	(1,844)	(3,224)	(175)
Realized Income	$8,188	$10,067	(1,879)	(19)	$10,951	$16,725	(5,774)	(35)

NM - Not Meaningful
Realized net investment loss for the three and six months ended June 30, 2022 was primarily attributable to interest expense allocations based on the cost basis of investments. Interest expense has increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively. The activity for the three and six months ended June 30, 2022 also included interest income generated from an insurance fund.
The activity for the three and six months ended June 30, 2021 included realized net investment income attributable to distributions from an investment vehicle that manages a portfolio of non-performing loans. Realized net investment income (loss) for the three and six months ended June 30, 2021 also included interest expense allocations based on the cost basis of investments.

Strategic Initiatives—Assets Under Management
The tables below present rollforwards of AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 3/31/2022	$6,950	$2,471	$362	$1,753	$—	$1,000	$12,536
Net new par/equity commitments	275	—	—	157		—	432
Distributions	(61)	(53)	—	(58)		—	(172)
Change in fund value	(59)	(40)	(26)	(150)		—	(275)
Balance at 6/30/2022	$7,105	$2,378	$336	$1,702		$1,000	$12,521

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 3/31/2021	$6,991	$—	$—	$1,903		$1,000	$9,894
Net new par/equity commitments(1)	551	—	—	(71)		—	480
Net new debt commitments	29	—	—	—		—	29
Distributions	(210)	—	—	(40)		—	(250)
Change in fund value	131	—	—	82		—	213
Balance at 6/30/2021	$7,492	$—	$—	$1,874		$1,000	$10,366

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 12/31/2021	$6,239	$2,456	$—	$1,928		$1,000	$11,623
Net new par/equity commitments	1,135	10	362	110		—	1,617
Capital reductions	—	(5)	—	—		—	(5)
Distributions	(204)	(71)	—	(51)		—	(326)
Change in fund value	(65)	(12)	(26)	(285)		—	(388)
Balance at 6/30/2022	$7,105	$2,378	$336	$1,702		$1,000	$12,521

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance		SPACs	Total Strategic Initiatives
Balance at 12/31/2020	$7,018	$—	$—	$2,243		$—	$9,261
Net new par/equity commitments(1)	553	—	—	(373)		1,000	1,180
Net new debt commitments	29	—	—	—		—	29
Distributions	(326)	—	—	(54)		—	(380)
Change in fund value	218	—	—	58		—	276
Balance at 6/30/2021	$7,492	$—	$—	$1,874		$1,000	$10,366

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.

The components of our AUM for Strategic Initiatives are presented below ($ in billions):

AUM: $12.5	AUM: $10.4

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.2 billion and $0.1 billion of non-fee paying AUM based on our general partner commitment as of June 30, 2022 and 2021.

Strategic Initiatives—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 3/31/2022	$4,242	$1,183	$—	$1,847	$7,272
Commitments	275	—	—	141	416
Subscriptions/deployment/increase in leverage	179	394	—	(38)	535
Capital reductions	(8)	(215)	—	—	(223)
Distributions	(93)	(230)	—	(3)	(326)
Change in fund value	(21)	2	—	(317)	(336)
Change in fee basis	(8)	—	—	(238)	(246)
Balance at 6/30/2022	$4,566	$1,134	$—	$1,392	$7,092

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 3/31/2021	$4,648	$—	$—	$1,978	$6,626
Commitments(1)	—	—	—	(68)	(68)
Subscriptions/deployment/increase in leverage	585	—	—	—	585
Capital reductions	(179)	—	—	—	(179)
Distributions	(381)	—	—	(40)	(421)
Change in fund value	—	—	—	78	78
Balance at 6/30/2021	$4,673	$—	$—	$1,948	$6,621

.	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2021	$3,605	$1,115	$—	$2,067	$6,787
Commitments	1,747	—	—	133	1,880
Subscriptions/deployment/increase in leverage	389	639	—	(38)	990
Capital reductions	(10)	(223)	—	—	(233)
Distributions	(302)	(277)	—	(4)	(583)
Change in fund value	(20)	(120)	—	(528)	(668)
Change in fee basis	(843)	—	—	(238)	(1,081)
Balance at 6/30/2022	$4,566	$1,134	$—	$1,392	$7,092

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2020	$4,353	$—	$—	$2,243	$6,596
Commitments(1)	—	—	—	(298)	(298)
Subscriptions/deployment/increase in leverage	1,123	—	—	—	1,123
Capital reductions	(180)	—	—	—	(180)
Distributions	(623)	—	—	(54)	(677)
Change in fund value	—	—	—	57	57
Balance at 6/30/2021	$4,673	$—	$—	$1,948	$6,621

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.

The charts below present FPAUM for Strategic Initiatives by its fee basis ($ in billions):

FPAUM: $7.1	FPAUM: $6.6

Market value	Invested capital/other	Capital commitments

Operations Management Group—Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other fees	$6,298	$—	$6,298	NM	$12,174	$—	$12,174	NM
Compensation and benefits	(71,341)	(48,429)	(22,912)	(47)	(135,408)	(92,836)	(42,572)	(46)
General, administrative and other expenses	(35,225)	(23,074)	(12,151)	(53)	(67,609)	(41,730)	(25,879)	(62)
Fee Related Earnings	$(100,268)	$(71,503)	(28,765)	(40)	$(190,843)	$(134,566)	(56,277)	(42)

NM - Not Meaningful
Other Fees. Other fees of $6.3 million and $12.2 million for the three and six months ended June 30, 2022, respectively, represents fees earned through Ares Wealth Management Solutions, LLC (“AWMS”) primarily from asset-based fees that we earn from our non-traded REITs and accompanying 1031 exchange programs. Other fees also includes trade-based fees from the sale and distribution of our non-traded REITs, net of amounts reallowed to participating broker-dealers.
Compensation and Benefits. Compensation and benefits increased by $22.9 million, or 47%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $42.6 million, or 46%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Headcount growth attributable to the Black Creek Acquisition, including AWMS, Landmark Acquisition and Infrastructure Debt Acquisition collectively contributed $10.1 million and $20.2 million in recurring employment related costs for the three and six months ended June 30, 2022, respectively. Additionally, in connection with the sale and distribution of shares in our non-traded REITs, we have incurred employee commission expense of $7.2 million and $14.1 million during the three and six months ended June 30, 2022, respectively. The increases in salaries and benefits were further driven by (i) the expansion of our strategy and relationship management teams to support global fundraising, and (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives.
Average headcount for the year-to-date period increased by 48% to 1,176 operations management professionals from 792 professionals for the same period in 2021. Average headcount for our operations management professionals increased by 189 professionals from the Black Creek Acquisition, including AWMS, the Landmark Acquisition, including increases from reflecting headcount for the full period in 2022, and Infrastructure Debt Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $12.2 million, or 53%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and by $25.9 million, or 62%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The Black Creek Acquisition, Landmark Acquisition and Infrastructure Debt Acquisition collectively contributed $4.9 million and $8.0 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. To support investment offerings in the global wealth management channel, AMWS facilitates product development, distribution, marketing and client management activities. As we build out our retail distribution infrastructure and capabilities to support prospective sales and AUM growth, we expect marketing and distribution expenses, including travel, to increase in future periods.
Certain expenses have also increased during the current period, including occupancy costs to support our growing headcount and information services and information technology to support the expansion of our business. Collectively, these expenses increased by $1.6 million and $3.5 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. Additionally, professional service fees, recruiting fees and insurance costs collectively rose by $3.0 million and $6.9 million for the three and six months ended June 30, 2022, respectively, largely to support the expanding platform.
Other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $3.9 million and $5.9 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 as marketing and company events returned to pre-pandemic levels and travel continues to ramp up toward historical levels.

Realized Income:
The following table presents the components of the OMG's RI ($ in thousands):

	Three months ended June 30,		Favorable (Unfavorable)		Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$(100,268)	$(71,503)	$(28,765)	(40)%	$(190,843)	$(134,566)	$(56,277)	(42)%
Interest and other investment income (loss)—realized	(995)	85	(1,080)	NM	(1,279)	440	(1,719)	NM
Interest expense	(179)	(147)	(32)	(22)	(346)	(237)	(109)	(46)
Realized net investment income (loss)	(1,174)	(62)	(1,112)	NM	(1,625)	203	(1,828)	NM
Realized Income	$(101,442)	$(71,565)	(29,877)	(42)	$(192,468)	$(134,363)	(58,105)	(43)

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

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of June 30, 2022, our cash and cash equivalents were $252.9 million, and we had $395.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of June 30, 2022. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
In the normal course of business, we expect to pay dividends to our Class A and non-voting common stockholders that are aligned with our expected fee related earnings after an allocation of current taxes paid. For the purposes of determining this amount, we allocate the current taxes paid to FRE and to realized incentive and investment income in a manner that may be disproportionate to earnings generated by these metrics, and the actual taxes paid on these metrics should they be considered separately. Additionally, our methodology uses the tax benefits from certain expenses that are not included in these non-GAAP metrics, such as equity-based compensation from the vesting of restricted units and the exercise of stock options and from the amortization of intangible assets, among others. We allocate the taxes by multiplying the statutory tax rate currently in effect by our realized performance and net investment income and removing this amount from total current taxes. The remaining current tax paid is the amount that we allocate to FRE. We use this method to allocate the current provision for income taxes to approximate the amount of cash that is available to pay dividends to our stockholders. If cash flows from operations were insufficient to fund dividends over a sustained period of time, we expect that we would suspend or reduce paying such dividends. In addition, there is no assurance that dividends would continue at the current levels or at all.

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
Our unaudited condensed consolidated financial statements reflect the cash flows of our operating businesses as well as those of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating businesses and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (1) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds, (2) financing certain investments by issuing debt, (3) purchasing and selling investment securities, (4) generating cash through the realization of certain investments, (5) collecting interest and dividend income and (6) distributing cash to investors. Our Consolidated Funds are generally accounted for as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. Liquidity available at our Consolidated Funds is not available for corporate liquidity needs, and debt of the Consolidated Funds is non–recourse to the Company except to the extent of the Company's investment in the fund.
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

	Six months ended June 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$358,175	$254,096
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(926,373)	(1,323,139)
Net cash used in operating activities	(568,198)	(1,069,043)
Net cash used in the Company's investing activities	(320,125)	(786,096)
Net cash provided by (used in) the Company's financing activities	(116,458)	571,176
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	931,952	1,323,696
Net cash provided by financing activities	815,494	1,894,872
Effect of exchange rate changes	(17,959)	3,361
Net change in cash and cash equivalents	$(90,788)	$43,094

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

	Six months ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Core operating activities	$416,026	$329,369	$86,657	26%
Net realized performance income	80,849	25,984	54,865	NM
Net cash used in investment related activities	(138,700)	(101,257)	(37,443)	37
Net cash provided by operating activities	$358,175	$254,096	104,079	41

NM - Not Meaningful

Cash generated from our core operating activities continues to increase as a result of growing fee revenues and an expanding fee related earnings margin. Net realized performance income represents a source of cash and includes incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash from these realizations are generally received in the period subsequent to the measurement period. Our incentive fee realizations were higher in the fourth quarter of 2021 compared to the fourth quarter of 2020, which resulted in an increase in cash payments received over the comparative period. Net cash used in investment related activities primarily represents net purchases associated with funding capital commitments in our investment portfolio, which represent a use of cash. Our capital commitments continue to increase with our growing assets under management. For further discussion of our capital commitments, see “Note 9. Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net cash used in the Consolidated Funds’ operating activities continues to be principally attributable to net purchases of investment securities by recently launched funds during both periods. Net cash used in the Consolidated Funds’ operating activities for the six months ended June 30, 2021 included the purchase of U.S. Treasury securities following the initial public offering of our SPAC.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.

Investing Activities

	Six months ended June 30,
	2022	2021
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(18,448)	$(7,952)
Acquisitions, net of cash acquired	(301,677)	(778,144)
Net cash used in investing activities	$(320,125)	$(786,096)

Net cash used in the Company's investing activities was principally composed of cash used to complete the Infrastructure Debt Acquisition in the current period and cash used to complete the Landmark Acquisition in the prior year period. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and expanding our global presence.

Financing Activities

	Six months ended June 30,
	2022	2021
Net proceeds from issuance of Class A and non-voting common stock	$—	$827,430
Net repayments of Credit Facility	(20,000)	—
Proceeds from issuance of senior and subordinated notes	488,915	450,000
Class A and non-voting common stock dividends	(222,912)	(157,509)
AOG unitholder distributions	(183,454)	(130,669)
Series A Preferred Stock dividends	—	(10,850)
Redemption of Series A Preferred Stock	—	(310,000)
Stock option exercises	8,644	14,027
Taxes paid related to net share settlement of equity awards	(189,485)	(100,838)
Other financing activities	1,834	(10,415)
Net cash provided by (used in) the Company's financing activities	$(116,458)	$571,176

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the six months ended June 30, 2022. Net proceeds from the issuance of the 2052 Senior Notes contributed to additional cash inflow for the six months ended June 30, 2022. These proceeds were used primarily to fund the Infrastructure Debt Acquisition.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee’s withholding tax liabilities and pay the taxes on their behalf. This use of cash increased from the prior period primarily as a result of our appreciating stock price, which is the basis on which employee compensation is recognized, and a higher number of restricted units that vested in the current period. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the six months ended June 30, 2022 and 2021, we retained and did not issue 2.4 million shares and 2.1 million shares, respectively.

Net cash provided by the Company's financing activities for the six months ended June 30, 2021 was principally composed of net proceeds from the public offering of Class A common stock, private offering of Class A common stock and non-voting common stock to SMBC and the issuance of the 2051 Subordinated Notes. These proceeds were largely used to fund the Landmark Acquisition and redeem the Series A Preferred Stock.

	Six months ended June 30,
	2022	2021
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$218,280	$962,829
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(53,638)	(72,289)
Borrowings under loan obligations by Consolidated Funds	814,183	492,887
Repayments under loan obligations by Consolidated Funds	(46,873)	(59,731)
Net cash provided by the Consolidated Funds' financing activities	$931,952	$1,323,696
Net cash provided by the Consolidated Funds’ financing activities for the six months ended June 30, 2022 was primarily attributable to the borrowings of one newly issued CLO.
Net cash provided by the Consolidated Funds’ financing activities for the six months ended June 30, 2021 was principally attributable to contributions from shareholders in the initial public offering of our SPAC and to the borrowings of a newly issued CLO.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities and certain subsidiaries operating outside the U.S. These net capital requirements in the U.S. are met in part by retaining cash, cash equivalents and investment securities. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2022, we were required to maintain approximately $45.8 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $99.0 million and $100.5 million as of June 30, 2022 and December 31, 2021, respectively.
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
Market Risk
The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs, supply chain constraints and competitive conditions within an industry.
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

At June 30, 2022 and December 31, 2021, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the six months ended June 30, 2022. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC's website at sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of June 30, 2022 and December 31, 2021, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors for the six months ended June 30, 2022. For a discussion of our other potential risks and uncertainties, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC's website at sec.gov.

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

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2022 - April 30, 2022	—	$—	—	$150,000
May 1, 2022 - May 31, 2022	—	—	—	150,000
June 1, 2022 - June 30, 2022	—	—	—	150,000
Total	—		—

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

ARES MANAGEMENT CORPORATION

Dated: August 5, 2022	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: August 5, 2022	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)