Form 10-Q
period 2022-09-30
Ares Management Corp
filed 2022-11-07
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 31, 2022 there were 173,420,074 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant's Class B common stock outstanding, and 117,275,157 of the registrant's Class C common stock outstanding.

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

•“perpetual capital” refers to the AUM of (i) ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”), Ares Private Markets Fund (“APMF”), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”) and CADC, (ii) our non-traded Real Estate Investment Trusts (“REITs”), (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”), and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Commingled Funds refers to commingled funds that meet the Perpetual Capital criteria. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the Perpetual Capital criteria. Perpetual Capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Ares Management Corporation
Condensed Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$361,500	$343,655
Investments (includes accrued carried interest of $3,290,381 and $2,998,421 at September 30, 2022 and December 31, 2021, respectively)	4,112,393	3,684,264
Due from affiliates	561,503	670,383
Other assets	275,189	334,755
Right-of-use operating lease assets	159,686	167,652
Intangible assets, net	1,238,108	1,422,818
Goodwill	996,740	787,972
Assets of Consolidated Funds:
Cash and cash equivalents	683,976	1,049,191
U.S. Treasury securities, at fair value	1,005,094	1,000,285
Investments, at fair value	11,569,191	11,816,393
Due from affiliates	7,736	7,234
Receivable for securities sold	189,823	281,132
Other assets	45,387	39,430
Total assets	$21,206,326	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$305,131	$279,673
Accrued compensation	595,330	310,222
Due to affiliates	122,307	198,553
Performance related compensation payable	2,402,019	2,190,352
Debt obligations	2,018,462	1,503,709
Operating lease liabilities	193,180	205,075
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	121,994	103,258
Payable for securities purchased	419,726	1,118,456
CLO loan obligations, at fair value	10,313,881	10,657,661
Fund borrowings	149,546	127,771
Total liabilities	16,641,576	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,004,994	1,000,000
Redeemable interest in Ares Operating Group entities	92,108	96,008
Non-controlling interests in Consolidated Funds	834,710	591,452
Non-controlling interests in Ares Operating Group entities	1,121,277	1,397,747
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (172,402,437 shares and 168,351,305 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	1,724	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding at September 30, 2022 and December 31, 2021)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at September 30, 2022 and December 31, 2021)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,275,157 shares and 118,609,332 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	1,183	1,186
Additional paid-in-capital	1,911,736	1,913,559
Accumulated deficit	(374,198)	(89,382)
Accumulated other comprehensive loss, net of tax	(28,819)	(1,855)
Total stockholders' equity	1,511,661	1,825,227
Total equity	3,467,648	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$21,206,326	$21,605,164

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Management fees	$548,458	$448,262	$1,546,350	$1,135,821
Carried interest allocation	192,186	460,651	417,779	1,610,707
Incentive fees	8,882	696	29,979	19,420
Principal investment income	11,582	14,250	15,521	86,477
Administrative, transaction and other fees	40,182	24,860	108,090	49,501
Total revenues	801,290	948,719	2,117,719	2,901,926
Expenses
Compensation and benefits	425,419	335,569	1,155,031	837,108
Performance related compensation	142,934	331,141	316,818	1,208,954
General, administrative and other expenses	319,352	134,453	562,441	285,471
Expenses of Consolidated Funds	10,397	12,104	28,364	31,575
Total expenses	898,102	813,267	2,062,654	2,363,108
Other income (expense)
Net realized and unrealized gains on investments	4,431	8,334	10,765	18,744
Interest and dividend income	2,086	1,376	5,064	6,818
Interest expense	(18,307)	(11,523)	(51,174)	(25,125)
Other income, net	2,601	36,654	10,194	30,686
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(30)	34,245	8,031	44,720
Interest and other income of Consolidated Funds	158,415	104,028	396,080	333,745
Interest expense of Consolidated Funds	(112,762)	(61,578)	(266,028)	(191,577)
Total other income, net	36,434	111,536	112,932	218,011
Income (loss) before taxes	(60,378)	246,988	167,997	756,829
Income tax expense (benefit)	(11,599)	30,275	22,272	104,487
Net income (loss)	(48,779)	216,713	145,725	652,342
Less: Net income attributable to non-controlling interests in Consolidated Funds	16,340	47,370	48,700	102,255
Net income (loss) attributable to Ares Operating Group entities	(65,119)	169,343	97,025	550,087
Less: Net income attributable to redeemable interest in Ares Operating Group entities	93	324	35	693
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(29,666)	84,293	46,942	264,646
Net income (loss) attributable to Ares Management Corporation	(35,546)	84,726	50,048	284,748
Less: Series A Preferred Stock dividends paid	—	—	—	10,850
Less: Series A Preferred Stock redemption premium	—	—	—	11,239
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$(35,546)	$84,726	$50,048	$262,659
Net income (loss) per share of Class A and non-voting common stock:
Basic	$(0.22)	$0.49	$0.23	$1.55
Diluted	$(0.22)	$0.45	$0.23	$1.48
Weighted-average shares of Class A and non-voting common stock:
Basic	175,631,144	168,931,621	175,010,241	161,071,151
Diluted	175,631,144	186,522,157	175,010,241	177,143,438

Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(48,779)	$216,713	$145,725	$652,342
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(29,611)	(11,324)	(71,648)	(18,439)
Total comprehensive income (loss)	(78,390)	205,389	74,077	633,903
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	7,141	42,015	24,506	89,784
Less: Comprehensive loss attributable to redeemable interest in Ares Operating Group entities	(840)	(32)	(2,225)	(67)
Less: Comprehensive income (loss) attributable to non-controlling interests in Ares Operating Group entities	(37,518)	81,947	28,712	262,492
Comprehensive income (loss) attributable to Ares Management Corporation	$(47,173)	$81,459	$23,084	$281,694

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Condensed Consolidated Statements of Changes in Equity
(Amounts in Thousands)
(unaudited)

	Series A Preferred Stock	Class A Common Stock	Non-voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at December 31, 2021	$—	$1,684	$35	$1,186	$1,913,559	$(89,382)	$(1,855)	$1,397,747	$591,452	$3,814,426
Changes in ownership interests and related tax benefits	—	28	—	(1)	(110,577)	—	—	(90,843)	19,202	(182,191)
Issuances of common stock	—	1	—	—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	—	1,079	82,930	84,009
Dividends/Distributions	—	—	—	—	—	(111,406)	—	(100,480)	(34,958)	(246,844)
Net income	—	—	—	—	—	45,863	—	47,254	47,382	140,499
Currency translation adjustment, net of tax	—	—	—	—	—	—	(4,164)	(2,803)	(5,095)	(12,062)
Equity compensation	—	—	—	—	31,896	—	—	21,706	—	53,602
Stock option exercises	—	2	—	—	3,345	—	—	—	—	3,347
Balance at March 31, 2022	—	1,715	35	1,185	1,851,057	(154,925)	(6,019)	1,273,660	700,913	3,667,621
Changes in ownership interests and related tax benefits	—	—	—	(1)	(5,599)	—	—	(3,135)	5,815	(2,920)
Capital contributions	—	—	—	—	—	—	—	969	135,350	136,319
Dividends/Distributions	—	—	—	—	—	(111,506)	—	(82,958)	(18,680)	(213,144)
Net income (loss)	—	—	—	—	—	39,731	—	29,354	(15,022)	54,063
Currency translation adjustment, net of tax	—	—	—	—	—	—	(11,173)	(7,575)	(9,900)	(28,648)
Equity compensation	—	—	—	—	29,569	—	—	19,990	—	49,559
Stock option exercises	—	3	—	—	5,294	—	—	—	—	5,297
Balance at June 30, 2022	—	1,718	35	1,184	1,880,321	(226,700)	(17,192)	1,230,305	798,476	3,668,147
Changes in ownership interests and related tax benefits	—	3	—	(1)	(3,173)	—	—	(4,354)	(479)	(8,004)
Capital contributions	—	—	—	—	—	—	—	1,549	80,366	81,915
Dividends/Distributions	—	—	—	—	—	(111,952)	—	(88,041)	(50,794)	(250,787)
Net income (loss)	—	—	—	—	—	(35,546)	—	(29,666)	16,340	(48,872)
Currency translation adjustment, net of tax	—	—	—	—	—	—	(11,627)	(7,852)	(9,199)	(28,678)
Equity compensation	—	—	—	—	28,704	—	—	19,336	—	48,040
Stock option exercises	—	3	—	—	5,884	—	—	—	—	5,887
Balance at September 30, 2022	$—	$1,724	$35	$1,183	$1,911,736	$(374,198)	$(28,819)	$1,121,277	$834,710	$3,467,648

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

Ares Management Corporation
Condensed Consolidated Statements of Cash Flows
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$145,725	$652,342
Adjustments to reconcile net income to net cash used in operating activities	320,950	71,133
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	(1,128,425)	(1,688,085)
Cash flows due to changes in operating assets and liabilities	313,649	(149,438)
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	(195,504)	(729,703)
Net cash used in operating activities	(543,605)	(1,843,751)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(28,388)	(15,152)
Acquisitions, net of cash acquired	(301,658)	(1,057,426)
Net cash used in investing activities	(330,046)	(1,072,578)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	—	827,430
Proceeds from Credit Facility	940,000	468,000
Proceeds from issuance of senior and subordinated notes	488,915	450,000
Repayments of Credit Facility	(910,000)	(318,000)
Dividends and distributions	(608,220)	(438,568)
Series A Preferred Stock dividends	—	(10,850)
Redemption of Series A Preferred Stock	—	(310,000)
Stock option exercises	14,531	27,409
Taxes paid related to net share settlement of equity awards	(194,223)	(221,287)
Other financing activities	2,457	1,976
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	298,646	919,666
Distributions to non-controlling interests in Consolidated Funds	(104,432)	(84,770)
Borrowings under loan obligations by Consolidated Funds	1,120,680	1,456,887
Repayments under loan obligations by Consolidated Funds	(121,273)	(74,909)
Net cash provided by financing activities	927,081	2,692,984
Effect of exchange rate changes	(35,585)	(20,763)
Net change in cash and cash equivalents	17,845	(244,108)
Cash and cash equivalents, beginning of period	343,655	539,812
Cash and cash equivalents, end of period	$361,500	$295,704
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units and Class A common stock in connection with acquisitions	$12,835	$511,069

See accompanying notes to the unaudited condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
1. ORGANIZATION
Ares Management Corporation (the “Company”), a Delaware corporation, together with its subsidiaries, is a leading global alternative investment manager operating integrated groups across Credit, Private Equity, Real Assets, Secondaries and Strategic Initiatives. Information about segments should be read together with “Note 15. Segment Reporting.” Subsidiaries of the Company serve as the general partners and/or investment managers to various investment funds and managed accounts within each investment group (the “Ares Funds”). These subsidiaries provide investment advisory services to the Ares Funds in exchange for management fees.

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

The Company and its wholly owned subsidiaries manages or controls certain entities that have been consolidated in the accompanying financial statements as described in “Note 2. Summary of Significant Accounting Policies.” These entities include Ares funds, co-investment vehicles, collateralized loan obligations or funds (collectively “CLOs”) and a special purpose acquisition company (“SPAC”) (collectively, the “Consolidated Funds”).

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 and ASU 2021-01 at any time after March 12, 2020 but no later than December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has concluded this guidance will not have a material impact on its unaudited condensed consolidated financial statements.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
3. BUSINESS COMBINATIONS
Acquisition of Landmark Partners, LLC (collectively with its subsidiaries, “Landmark”)
On June 2, 2021, a subsidiary of the Company completed the acquisition of 100% of the equity interests of Landmark, a subsidiary of BrightSphere Investment Group Inc. (NYSE: BSIG) and Landmark Investment Holdings L.P., in accordance with the purchase agreement entered into on March 30, 2021 (the “Landmark Acquisition”). As a result of the Landmark Acquisition, the Company expanded into the secondaries market with Landmark’s focus of managing private equity, real estate and infrastructure secondaries funds. Following the completion of the Landmark Acquisition, the results of Landmark are included in a newly created Secondaries Group segment.

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

The carrying value of goodwill associated with Landmark was $417.7 million as of the acquisition date and is entirely allocated to the Secondaries Group segment. The goodwill is attributable primarily to expected synergies and the assembled workforce of Landmark.
In connection with the Landmark Acquisition, the Company allocated $425.9 million, $197.2 million and $86.2 million of the purchase price to the fair value of the management contracts, client relationships and trade name, respectively. The acquired management contracts and client relationships had a weighted average amortization period as of the acquisition date of 7.4 years and 11.8 years, respectively. At the acquisition date, the trade name was determined to have an indefinite useful life and was not subject to amortization as the Company intended to operate under its brand name into perpetuity. During the three months ended September 30, 2022, the Company recognized non-cash impairment charges on certain of the intangible assets from the Landmark Acquisition. See “Note 4. Goodwill and Intangible Assets” for further discussion.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Supplemental information of the Company’s consolidated results on an unaudited pro forma basis, as if the Landmark Acquisition had been consummated as of January 1, 2020, is as follows:

	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Total revenues	$948,719	$2,966,540
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$87,542	$257,361
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company's intangible assets:

	Weighted Average Amortization Period as of September 30, 2022 In Years	As of September 30,	As of December 31,
		2022	2021
Management contracts	5.2	$586,077	$641,737
Client relationships	9.9	262,301	229,501
Trade name	7.8	11,079	11,079
Other	2.1	500	500
Finite-lived intangible assets		859,957	882,817
Foreign currency translation		(2,972)	1,792
Total finite-lived intangible assets		856,985	884,609
Less: accumulated amortization		(186,677)	(115,791)
Finite-lived intangible assets, net		670,308	768,818
Management contracts		567,800	567,800
Trade name		—	86,200
Indefinite-lived intangible assets		567,800	654,000
Intangible assets, net		$1,238,108	$1,422,818
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
During the three months ended September 30, 2022, the Company decided to rebrand its secondaries group as Ares Secondaries and to discontinue the ongoing use of the Landmark trade name. As a result, the Company recorded an impairment charge equal to the Landmark trade name’s carrying value of $86.2 million.
Separately, in connection with lower than expected fundraising for an acquired Landmark private equity secondaries fund, the Company recorded a non-cash impairment charge of $88.4 million to the fair value of a management contract during the three months ended September 30, 2022. The primary indicator of impairment was lower fee paying assets under management from the acquired Landmark private equity secondaries fund. Also connected to the lower fundraising projections associated with the acquired Landmark private equity secondaries fund, the Company reversed all previously recorded expenses associated with the Landmark management incentive plan. See “Note 9. Commitments and Contingencies” for further discussion. In addition, the Company recorded non-cash impairment charges of $3.7 million, $3.1 million, and $0.2 million to the fair value of management contracts acquired in connection with the Landmark Acquisition, the Black Creek Acquisition and the SSG Acquisition, respectively. The primary indicator of impairment was the shorter expected lives of certain funds as a result of returning capital to fund investors sooner than initially planned. The impairment charges for the intangible assets acquired in connection with the Landmark Acquisition, the Black Creek Acquisition and the SSG Acquisition are included within the Secondaries Group, the Real Assets Group and Strategic Initiatives, respectively.
The Company expects lower future cash flows to be generated by these management contracts over the remaining useful lives of the funds. The Company determined that the carrying value of the intangible assets exceeded the expected undiscounted future cash flows and recorded impairment charges equal to the difference between its carrying value of each asset and the asset’s estimated fair value, which was calculated using a discounted cash flow methodology.
The non-cash impairment charges represents an acceleration of amortization expense and totaled $181.6 million for the three and nine months ended September 30, 2022. Amortization expense associated with intangible assets, excluding the accelerated amortization from the non-cash impairment charges described above, was $32.7 million and $32.8 million for the three months ended September 30, 2022 and 2021, respectively, and $101.5 million and $60.7 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is presented within general, administrative and other

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
expenses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2022, the Company removed $210.6 million of impaired and fully amortized intangible assets.

Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance as of December 31, 2021	$32,196	$58,600	$53,339	$417,738	$226,099	$787,972
Acquisitions	—	—	213,424	(96)	—	213,328
Reallocation	—	(10,530)	10,530	—	—	—
Foreign currency translation	—	—	—	(35)	(4,525)	(4,560)
Balance as of September 30, 2022	$32,196	$48,070	$277,293	$417,607	$221,574	$996,740

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

There was no impairment of goodwill recorded during the nine months ended September 30, 2022 and 2021. The impact of foreign currency translation is reflected within other comprehensive income (loss).

5. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
Equity method investments:
Equity method - carried interest	$3,290,381	$2,998,421	80.0%	81.4%
Equity method private investment partnership interests - principal	526,110	473,887	12.8	12.9
Equity method private investment partnership interests and other (held at fair value)	125,499	117,539	3.0	3.2
Equity method private investment partnership interests and other	47,564	40,580	1.2	1.1
Total equity method investments	3,989,554	3,630,427	97.0	98.6
Collateralized loan obligations	24,243	30,815	0.6	0.8
Other fixed income	21,582	21,582	0.4	0.5
Collateralized loan obligations and other fixed income, at fair value	45,825	52,397	1.0	1.3
Common stock, at fair value	77,014	1,440	2.0	0.1
Total investments	$4,112,393	$3,684,264

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the three and nine months ended September 30, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The Company recognized net gains related to its equity method investments of $16.2 million and $18.9 million for the three months ended September 30, 2022 and 2021, respectively, and net gains of $25.1 million and $99.3 million for the nine months ended September 30, 2022 and 2021, respectively. The net gains were included within principal investment income, net realized and unrealized gains on investments, and interest and dividend income in the Condensed Consolidated Statements of Operations.
With respect to the Company's equity method investments, the material assets are expected to generate either long-term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.
Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
Fixed income investments:
Bonds	$751,385	$857,125	6.0%	6.7%
Loans	8,986,386	9,910,689	71.4	77.3
U.S. Treasury securities	1,005,094	1,000,285	8.0	7.8
Total fixed income investments	10,742,865	11,768,099	85.4	91.8
Equity securities	698,236	340,272	5.6	2.7
Partnership interests	1,133,184	708,307	9.0	5.5
Total investments, at fair value	$12,574,285	$12,816,678

As of September 30, 2022 and December 31, 2021, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of September 30, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$45,825	$—	$45,825
Common stock and other equity securities	—	77,014	117,272	—	194,286
Partnership interests	—	—	2,575	5,652	8,227
Total investments, at fair value	—	77,014	165,672	5,652	248,338
Derivatives-foreign currency forward contracts	—	9,247	—	—	9,247
Total assets, at fair value	$—	$86,261	$165,672	$5,652	$257,585
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(6,581)	$—	$—	$(6,581)
Contingent consideration	—	—	(11,000)	—	(11,000)
Total liabilities, at fair value	$—	$(6,581)	$(11,000)	$—	$(17,581)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$495,501	$255,884	$—	$751,385
Loans	—	8,321,661	664,725	—	8,986,386
U.S. Treasury securities	1,005,094	—	—	—	1,005,094
Total fixed income investments	1,005,094	8,817,162	920,609	—	10,742,865
Equity securities	646	—	526,051	171,539	698,236
Partnership interests	—	—	252,634	880,550	1,133,184
Total investments, at fair value	1,005,740	8,817,162	1,699,294	1,052,089	12,574,285
Derivatives:
Derivatives-foreign exchange contracts	—	536	—	—	536
Total derivative assets, at fair value	—	536	—	—	536
Total assets, at fair value	$1,005,740	$8,817,698	$1,699,294	$1,052,089	$12,574,821
Liabilities, at fair value
Derivatives:
Warrants	$(2,000)	$—	$—	$—	$(2,000)
Forward foreign currency contracts	—	(496)	—	—	(496)
Asset swaps	—	—	(3,353)	—	(3,353)
Total derivative liabilities, at fair value	(2,000)	(496)	(3,353)	—	(5,849)
Loan obligations of CLOs	—	(10,313,881)	—	—	(10,313,881)
Total liabilities, at fair value	$(2,000)	$(10,314,377)	$(3,353)	$—	$(10,319,730)

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$113,881	$46,356	$2,575	$(10,748)	$152,064
Purchases(1)	894	—	—	—	894
Change in fair value	—	—	—	(252)	(252)
Sales/settlements(2)	(1,179)	(505)	—	—	(1,684)
Realized and unrealized appreciation(depreciation), net	3,676	(26)	—	—	3,650
Balance, end of period	$117,272	$45,825	$2,575	$(11,000)	$154,672
Change in net unrealized appreciation/depreciation included in earnings related to financial assets and liabilities still held at the reporting date	$7,111	$(26)	$—	$(252)	$6,833

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$480,914	$1,076,254	$250,123	$(3,035)	$1,804,256
Transfer in	—	171,687	—	—	171,687
Transfer out	—	(350,079)	—	—	(350,079)
Purchases(1)	49,024	173,253	31,258	—	253,535
Sales/settlements(2)	(64)	(132,226)	(22,328)	—	(154,618)
Amortized discounts/premiums	—	521	—	—	521
Realized and unrealized appreciation(depreciation), net	(3,823)	(18,801)	(6,419)	(318)	(29,361)
Balance, end of period	$526,051	$920,609	$252,634	$(3,353)	$1,695,941
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(3,836)	$(9,067)	$5,421	$(447)	$(7,929)

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the three months ended September 30, 2021:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$107,240	$55,840	$2,575	$—	$165,655
Established in connection with acquisition	—	—	—	(34,200)	(34,200)
Purchases(1)	—	708	—	—	708
Sales/settlements(2)	—	(2,904)	—	—	(2,904)
Realized and unrealized appreciation (depreciation), net	1,157	663	—	(7,213)	(5,393)
Balance, end of period	$108,397	$54,307	$2,575	$(41,413)	$123,866
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$1,157	$675	$—	$(7,213)	$(5,381)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$229,300	$455,426	$255,278	$(1,658)	$938,346
Transfer in	—	18,792	—	—	18,792
Transfer out	—	(209,282)	—	—	(209,282)
Purchases(1)	27,346	219,180	—	—	246,526
Sales/settlements(2)	(313)	(88,584)	(30,000)	625	(118,272)
Amortized discounts/premiums	—	394	—	—	394
Realized and unrealized appreciation (depreciation), net	2,913	6,750	12,280	(155)	21,788
Balance, end of period	$259,246	$402,676	$237,558	$(1,188)	$898,292
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$2,912	$1,607	$12,280	$(63)	$16,736

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$108,949	$52,397	$2,575	$(57,435)	$106,486
Transfer in due to changes in consolidation	1,491	—	—	—	1,491
Purchases(1)	894	—	—	—	894
Sales/settlements(2)	(2,326)	(2,383)	—	47,873	43,164
Change in fair value	—	—	—	(1,438)	(1,438)
Realized and unrealized appreciation (depreciation), net	8,264	(4,189)	—	—	4,075
Balance, end of period	$117,272	$45,825	$2,575	$(11,000)	$154,672
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$10,330	$(4,189)	$—	$(1,438)	$4,703

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Transfer in	—	321,939	—	—	321,939
Transfer out	—	(213,658)	—	—	(213,658)
Purchases(1)	166,667	551,408	58,258	—	776,333
Sales/settlements(2)	(28,444)	(405,904)	(52,828)	—	(487,176)
Amortized discounts/premiums	—	1,274	—	—	1,274
Realized and unrealized appreciation (depreciation), net	48,645	(77,402)	8,531	(248)	(20,474)
Balance, end of period	$526,051	$920,609	$252,634	$(3,353)	$1,695,941
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$22,304	$(69,982)	$344	$(643)	$(47,977)

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions and securities disposed of in connection with restructurings.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables set forth a summary of changes in the fair value of the Level III measurements for the nine months ended September 30, 2021:

Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$88,412	$53,349	$2,575	$—	$144,336
Transfer in due to changes in consolidation	—	7,623	—	—	7,623
Established in connection with acquisition	—	—	—	(34,200)	(34,200)
Purchases(1)	19,278	1,689	—	—	20,967
Sales/settlements(2)	—	(12,120)	—	—	(12,120)
Realized and unrealized appreciation (depreciation), net	707	3,766	—	(7,213)	(2,740)
Balance, end of period	$108,397	$54,307	$2,575	$(41,413)	$123,866
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$707	$2,315	$—	$(7,213)	$(4,191)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$221,043	$542,305	$231,857	$1,060	$996,265
Transfer out due to changes in consolidation	(157)	(49,326)	—	—	(49,483)
Transfer in	2,195	47,818	—	—	50,013
Transfer out	(33)	(216,177)	—	—	(216,210)
Purchases(1)	36,201	437,426	13,000	—	486,627
Sales/settlements(2)	(876)	(371,006)	(32,000)	301	(403,581)
Amortized discounts/premiums	1	1,464	—	—	1,465
Realized and unrealized appreciation (depreciation), net	872	10,172	24,701	(2,549)	33,196
Balance, end of period	$259,246	$402,676	$237,558	$(1,188)	$898,292
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$790	$2,700	$24,701	$(1,670)	$26,521

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds' Level III measurements as of September 30, 2022:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$15,504	Transaction price(1)	N/A	N/A	N/A
	56,154	Discounted cash flow	Discount rate	16.0%	16.0%
	45,614	Market approach	Multiple of book value	1.4x	1.4x
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	24,243	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,582	Other	N/A	N/A	N/A
Total assets	$165,672
Liabilities
Contingent consideration	$(11,000)	Other	N/A	N/A	N/A
Total liabilities	$(11,000)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$2,168	Market approach	EBITDA multiples(2)	9.3x - 55.9x	12.8x
	216,820	Market approach	Multiple of book values	1.0x - 27.5x	5.5x
	199,536	Discounted cash flow	Discount rate	20.0%	20.0%
	551	Other	N/A	N/A	N/A
	19	Yield analysis	Yields	12.5% - 15.2%	12.9%
	74	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	106,883	Transaction price(1)	N/A	N/A	N/A
Partnership interest	252,634	Discounted cash flow	Discount rate	23.4%	23.4%
Fixed income securities
	799,759	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	107,133	Yield analysis	Yields	5.6% - 23.0%	10.8%
	12,394	Transaction price	N/A	N/A	N/A
	1,323	Other	N/A	N/A	N/A
Total assets	$1,699,294
Liabilities
Derivative instruments	$(3,353)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,353)

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

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company's control. This investment had a fair value of $5.7 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company's control. As of September 30, 2022, these investments had a fair value of $1,052.1 million and unfunded commitments of $811.3 million. As of December 31, 2021, these investments had a fair value of $469.6 million and unfunded commitments of $1,200.0 million.

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
The following tables identify the fair value and notional amounts of derivative contracts by major product type on a gross basis for the Company and the Consolidated Funds:

	As of September 30, 2022				As of December 31, 2021
	Assets		Liabilities		Assets		Liabilities
The Company	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign currency forward contracts	$80,239	$9,247	$175,453	$6,581	$409,018	$5,682	$11,011	$328
Total derivatives, at fair value(2)	$80,239	$9,247	$175,453	$6,581	$409,018	$5,682	$11,011	$328

	As of September 30, 2022				As of December 31, 2021
	Assets		Liabilities		Assets		Liabilities
Consolidated Funds	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Foreign currency forward contracts	$536	$536	$496	$496	$—	$—	$—	$—
Warrants	—	—	230,000	2,000	—	—	230,000	17,822
Asset swaps	55,963	—	49,475	3,353	56,000	—	49,516	3,105
Total derivatives, at fair value(3)	$56,499	$536	$279,971	$5,849	$56,000	$—	$279,516	$20,927

(1)Represents the total contractual amount of derivative assets and liabilities outstanding.
(2)As of September 30, 2022 and December 31, 2021, the Company had the right to, but elected not to, offset $6.6 million and $0.3 million of its derivative liabilities.
(3)As of September 30, 2022 and December 31, 2021, the Consolidated Funds offset an immaterial amount of their derivative assets and liabilities.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
8. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of September 30, 2022		As of December 31, 2021
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$445,000	3.87%	$415,000	1.25%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	248,511	4.21	247,979	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,490	3.28	396,156	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	483,750	3.77	—	—
2051 Subordinated Notes(5)	6/30/2021	6/30/2051	450,000	444,711	4.13	444,574	4.13
Total debt obligations				$2,018,462		$1,503,709

(1)On March 31, 2022, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.090 billion to $1.275 billion with an accordion feature of $375.0 million, replace the LIBOR based-rate with a Secured Overnight Financing Rate (“SOFR”) based-rate plus an applicable credit spread adjustment and extend the maturity date from March 2026 to March 2027. On July 6, 2022, the Company increased the revolver commitments from $1.275 billion to $1.325 billion via the accordion. The AOG entities are borrowers under the Credit Facility. The Credit Facility has a variable interest rate based on SOFR or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of September 30, 2022, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero.
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

As of September 30, 2022, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
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
The following table presents the activity of the Company's debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2021	$5,274	$3,689	$5,426
Debt issuance costs incurred	1,517	5,436	—
Amortization of debt issuance costs	(957)	(582)	(137)
Unamortized debt issuance costs as of September 30, 2022	$5,834	$8,543	$5,289

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

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of September 30, 2022			As of December 31, 2021
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity In Years	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity In Years
Senior secured notes	$9,664,638	3.41%	8.8	$10,016,638	1.93%	9.4
Subordinated notes(1)	649,243	N/A	7.0	641,023	N/A	8.1
Total loan obligations of Consolidated CLOs	$10,313,881			$10,657,661

(1)The notes do not have contractual interest rates; instead, holders of the notes receive distributions from the excess cash flows generated by each Consolidated CLO.
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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of September 30, 2022 and December 31, 2021, the Consolidated Funds were in compliance with all covenants under such credit facilities.
The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of September 30, 2022		As of December 31, 2021
Consolidated Funds' Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
	10/13/2022	$112,817	$77,496	4.04%	$71,500	1.59%
	7/1/2023	18,000	15,550	4.69	16,271	1.73
	7/23/2024	75,000	56,500	5.97	40,000	3.09
	9/24/2026	150,000	—	N/A	—	N/A
	9/12/2027	54,000	—	N/A	—	N/A
Total borrowings of Consolidated Funds			$149,546		$127,771

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
9. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded in the Condensed Consolidated Statements of Financial Condition. As of September 30, 2022, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of September 30, 2022 and December 31, 2021, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $605.7 million and $677.3 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of September 30, 2022 and December 31, 2021, the Company’s maximum exposure to losses from guarantees was $76.7 million and $209.7 million, respectively.
Contingent Liabilities
In connection with the Landmark Acquisition, the Company established a management incentive program (the “Landmark MIP”) with certain professionals of Landmark. The Landmark MIP represents a contingent liability not to exceed $300.0 million and is based on the achievement of revenue targets from the fundraising of certain Landmark funds during a measurement period. The Landmark MIP has been remeasured each period with incremental changes in fair value included within compensation and benefits expense in the Condensed Consolidated Statements of Operations. In connection with current fundraising expectations for an acquired Landmark private equity secondaries fund, the revenue targets on which the Landmark MIP is contingent are not expected to be achieved so the Company reversed all previously recorded expenses of $36.7 million associated with the Landmark MIP during the three months ended September 30, 2022. The reversal of expense was recorded within compensation and benefits expense in the Condensed Consolidated Statements of Operations.
The purchase agreement with Black Creek contains provisions obligating the Company to make payments in an aggregate amount not to exceed $275.0 million to certain senior professionals and advisors upon the achievement of certain revenue targets through a measurement period no later than December 31, 2024. The revenue targets were achieved and the maximum contingent payment was recorded during the three months ended September 30, 2022.

Of the total contingent liability, 96% required continued service through the measurement period and is accounted for as compensation expense instead of as a component of purchase consideration. The fair value of this contingent liability was remeasured at each reporting date with compensation expense recorded ratably over the service period, which was the Black Creek Acquisition date through the achievement date. As of September 30, 2022 and December 31, 2021, the fair value of the contingent liability was $264.0 million and $229.5 million, respectively. As of September 30, 2022 and December 31, 2021, the Company has recorded $264.0 million and $45.9 million, respectively, within accrued compensation in the Condensed Consolidated Statements of Financial Condition. Compensation expense of $130.6 million and $218.1 million for the three and nine months ended September 30, 2022, respectively, and $13.5 million for the three and nine months ended September 30, 2021 is presented within compensation and benefits in the Condensed Consolidated Statements of Operations.

The remaining 4% portion of the contingent liability did not require continued service through the measurement period and is accounted for as contingent consideration that is a component of purchase consideration. The fair value of this contingent liability was remeasured at each reporting date with changes in fair value recorded within other expense over the service period. As of September 30, 2022 and December 31, 2021, the fair value of the contingent liability was $11.0 million and $9.6 million, respectively. Other expense of $0.3 million and $1.4 million for the three and nine months ended September 30, 2022,

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
respectively, and of $3.0 million for each of the three and nine months ended September 30, 2021, is presented within other income (expense), net in the Condensed Consolidated Statements of Operations.

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

The Company expects to settle each portion of the liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash components are recognized ratably over the respective measurement periods, which will end on the final fundraising date for each of the infrastructure debt funds included in the Infrastructure Debt MIP agreement. Expense associated with the equity component is recognized ratably over the service periods, which will continue for four years beyond each of the measurement period end dates. The Infrastructure Debt MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense in the Condensed Consolidated Statements of Operations. At each of the measurement period end dates, the cash component will be paid and restricted units for the portion of the Infrastructure Debt MIP award earned will be granted at fair value. The unpaid liability at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Infrastructure Debt MIP award earned at the respective measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense. As of September 30, 2022, the fair value of the contingent liability was estimated to be $39.2 million. Compensation expense of $2.8 million and $7.1 million for the three and nine months ended September 30, 2022, respectively, is presented within compensation and benefits in the Condensed Consolidated Statements of Operations with an equal offset presented within accrued compensation in the Condensed Consolidated Statements of Financial Condition.
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
At September 30, 2022 and December 31, 2021, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $185.3 million and $194.6 million, respectively, of which approximately $145.0 million and $153.3 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of September 30, 2022 and December 31, 2021, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.

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
Leases

The Company leases office space and certain office equipment. The Company's leases have remaining lease terms of one to eleven years. The tables below present certain supplemental quantitative disclosures regarding the Company's leases:

		As of September 30,	As of December 31,
	Classification	2022	2021
Operating lease assets	Right-of-use operating lease assets	$159,686	$167,652
Finance lease assets	Other assets(1)	543	1,011
Total lease assets		$160,229	$168,663

Operating lease liabilities	Operating lease liabilities	$193,180	$205,075
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	393	936
Total lease liabilities		$193,573	$206,011

(1) Finance lease assets are recorded net of accumulated amortization of $2.0 million and $1.6 million as of September 30, 2022 and December 31, 2021, respectively.

Maturity of lease liabilities	Operating Leases	Finance Leases
2022	$10,732	$68
2023	40,866	166
2024	43,390	161
2025	41,842	10
2026	29,819	—
After 2026	39,882	—
Total future payments	206,531	405
Less: interest	13,351	12
Total lease liabilities	$193,180	$393

		Three months ended September 30,		Nine months ended September 30,
	Classification	2022	2021	2022	2021
Operating lease expense	General, administrative and other expenses	$11,168	$9,697	$31,302	$27,203
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	144	154	488	408
Interest on finance lease liabilities	Interest expense	3	7	12	24
Total lease expense		$11,315	$9,858	$31,802	$27,635

	Nine months ended September 30,
Other information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33,156	$26,704
Operating cash flows for finance leases	19	34
Financing cash flows for finance leases	525	463
Leased assets obtained in exchange for new finance lease liabilities	13	189
Leased assets obtained in exchange for new operating lease liabilities	20,687	55,461

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of September 30,	As of December 31,
Lease term and discount rate	2022	2021
Weighted-average remaining lease terms (in years):
Operating leases	5.4	6.0
Finance leases	2.2	1.8
Weighted-average discount rate:
Operating leases	2.77%	1.81%
Finance leases	2.88%	2.94%

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
The Company has also entered into agreements to be reimbursed for its expenses incurred in providing administrative services to certain related parties, including our public vehicles, and with certain private funds that pay administrative fees based on invested capital. The Company is also party to agreements with certain real estate funds which pay fees to the Company to provide various services, such as administration, acquisition, development, property management and the distribution of fund shares in our non-traded REITs, among others.

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
The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of September 30,	As of December 31,
	2022	2021
Due from affiliates:
Management fees receivable from non-consolidated funds	$439,961	$372,249
Incentive fee receivable from non-consolidated funds	8,134	211,243
Payments made on behalf of and amounts due from non-consolidated funds and employees	113,408	86,891
Due from affiliates—Company	$561,503	$670,383
Amounts due from non-consolidated funds	$7,736	$7,234
Due from affiliates—Consolidated Funds	$7,736	$7,234
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$5,744	$10,160
Tax receivable agreement liability	98,975	100,542
Undistributed carried interest and incentive fees	12,724	66,494
Payments made by non-consolidated funds on behalf of and payable by the Company	4,864	21,357
Due to affiliates—Company	$122,307	$198,553

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

11. INCOME TAXES
The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. For the three and nine months ended September 30, 2022, the Company recorded income tax benefit and income tax expense of $11.6 million and $22.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $30.3 million and $104.5 million, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment entities that are consolidated in the Company's condensed consolidated financial statements. For the three and nine months ended September 30, 2022 and 2021, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.
The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2022 and December 31, 2021, the Company recorded a net deferred tax asset of $63.2 million and $39.4 million, respectively, within other assets in the Condensed Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
12. EARNINGS PER SHARE
For the nine months ended September 30, 2022, the Company had Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes.

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method.

For the three and nine months ended September 30, 2022, the two-class method was the more dilutive method. For the three and nine months ended September 30, 2021, the treasury stock method was the more dilutive method.

The computation of diluted earnings per share excludes the following AOG Units as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted units	—	450	—	167
AOG Units	—	119,855,724	—	115,394,058

The following table presents the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic earnings per share of Class A and non-voting common stock:
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$(35,546)	$84,726	$50,048	$262,659
Distributions on unvested restricted units	(3,555)	(1,440)	(10,601)	(8,142)
Undistributed earnings allocable to participating unvested restricted units	—	(306)	—	(2,858)
Net income (loss) available to Class A and non-voting common stockholders	$(39,101)	$82,980	$39,447	$251,659
Basic weighted-average shares of Class A and non-voting common stock	175,631,144	168,931,621	175,010,241	161,071,151
Basic earnings (loss) per share of Class A and non-voting common stock	$(0.22)	$0.49	$0.23	$1.55

Diluted earnings per share of Class A and non-voting common stock:
Net income (loss) available to Class A and non-voting common stockholders	$(35,546)	$84,726	$50,048	$262,659
Distributions on unvested restricted units	(3,555)	—	(10,601)	—
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$(39,101)	$84,726	$39,447	$262,659
Effect of dilutive shares:
Restricted units	—	12,273,068	—	10,807,242
Options	—	5,317,468	—	5,265,045
Diluted weighted-average shares of Class A and non-voting common stock	175,631,144	186,522,157	175,010,241	177,143,438
Diluted earnings (loss) per share of Class A and non-voting common stock	$(0.22)	$0.45	$0.23	$1.48

Dividend declared and paid per Class A and non-voting common stock	$0.61	$0.47	$1.83	$1.41

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
13. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company's 2014 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2022, the total number of shares available for issuance under the Equity Incentive Plan reset to 49,293,000 shares and as of September 30, 2022, 44,524,646 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted units	$48,117	$36,390	$151,403	$127,219
Restricted units with a market condition	—	29,601	—	63,925
Equity-based compensation expense	$48,117	$65,991	$151,403	$191,144

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

Restricted units are delivered net of the holder's payroll related taxes upon vesting. For the nine months ended September 30, 2022, 5.4 million restricted units vested and 3.0 million shares of Class A common stock were delivered to the holders. For the nine months ended September 30, 2021, 8.2 million restricted units vested and 4.4 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the nine months ended September 30, 2022, the Company declared dividends of $0.61 per share to Class A common stockholders at the close of business on March 17, 2022, June 16, 2022 and September 16, 2022. For the three and nine months ended September 30, 2022, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $7.9 million and $23.9 million, respectively, which are presented as dividends in the Condensed Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents unvested restricted units' activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - January 1, 2022	18,323,036	$36.43
Granted	4,050,786	74.62
Vested	(5,333,182)	26.89
Forfeited	(222,432)	53.83
Balance - September 30, 2022	16,818,208	$48.43

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $589.5 million as of September 30, 2022 and is expected to be recognized over the remaining weighted average period of 3.6 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price. The term of the options is generally ten years, beginning on the grant date.
A summary of options activity during the nine months ended September 30, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - January 1, 2022	6,306,282	$19.00	2.3	$392,692
Granted	—		—	—
Exercised	(784,782)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - September 30, 2022	5,521,500	$19.00	1.6	$237,148
Exercisable at September 30, 2022	5,521,500	$19.00	1.6	$237,148

Net cash proceeds from exercises of stock options were $14.5 million for the nine months ended September 30, 2022. The Company realized tax benefits of approximately $6.1 million from those exercises.

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
In February 2022, the Company's board of directors authorized the renewal of the stock repurchase program that allows for the repurchase of up to $150 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The program is scheduled to expire in March 2023. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the nine months ended September 30, 2022 and 2021, the Company did not repurchase any shares as part of the stock repurchase program.
The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - December 31, 2021	168,351,305	3,489,911	1,000	118,609,332	290,451,548
Exchanges of AOG Units	305,040	—	—	(305,040)	—
Redemptions of AOG Units	—	—	—	(25,000)	(25,000)
Stock option exercises, net of shares withheld for tax	772,228	—	—	—	772,228
Vesting of restricted stock awards, net of shares withheld for tax	2,973,864	—	—	—	2,973,864
Cancellation of AOG Units	—	—	—	(4,135)	(4,135)
Balance - September 30, 2022	172,402,437	3,489,911	1,000	118,275,157	294,168,505

The following table presents each partner's AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of September 30, 2022		As of December 31, 2021		Three months ended September 30,		Nine months ended September 30,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2022	2021	2022	2021
Ares Management Corporation	175,892,348	59.79%	171,841,216	59.16%	59.74%	58.50%	59.64%	58.26%
Ares Owners Holdings, L.P.	118,275,157	40.21	118,609,332	40.84	40.26	41.50	40.36	41.74
Total	294,167,505	100.00%	290,450,548	100.00%

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Balance - December 31, 2021	$96,008
Changes in ownership interests and related tax benefits	231
Net income	399
Currency translation adjustment, net of tax	(331)
Equity compensation	48
Distributions	(8)
Balance - March 31, 2022	96,347
Changes in ownership interests and related tax benefits	(1,445)
Net loss	(457)
Currency translation adjustment, net of tax	(996)
Equity compensation	77
Distributions	(8)
Balance- June 30, 2022	93,518
Changes in ownership interests and related tax benefits	1,214
Net income	93
Currency translation adjustment, net of tax	(933)
Equity compensation	77
Distributions	(1,861)
Balance- September 30, 2022	$92,108

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - December 31, 2021	$1,000,000
Change in redemption value	—
Balance - March 31, 2022	1,000,000
Change in redemption value	—
Balance - June 30, 2022	1,000,000
Change in redemption value	4,994
Balance - September 30, 2022	$1,004,994

15. SEGMENT REPORTING
The Company operates through its distinct operating segments. On January 1, 2022, the Company changed its segment composition and established the Real Assets Group. The Real Assets Group consists of the activities of the former Real Estate Group and the infrastructure and power strategy, now referred to as infrastructure opportunities, that was formerly presented within the Private Equity Group. The Real Assets Group also includes infrastructure debt following the Infrastructure Debt Acquisition. The Company reclassified activities from the infrastructure opportunities strategy in the Private Equity Group and from the former Real Estate Group to the Real Assets Group to better align the segment presentation with how the asset classes within the investment strategies are managed. The Company has modified historical results to conform with its current presentation. During the three months ended September 30, 2022, the Company decided to rename the Secondary Solutions Group segment to the Secondaries Group. The segment name change did not result in any change to the composition of the Company’s segments and therefore did not result in any change to historical results. The Company operating segments are summarized below:
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

Secondaries Group: The Secondaries Group was formed during the second quarter of 2021 in connection with the Landmark Acquisition. The Secondaries Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure. The Company acquires interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. Activities within each strategy include recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy targets opportunities in non-competitive channels and makes investments

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
in durable, performing assets with attractive capital structures. In the real estate secondaries strategy, the Company seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the Company focuses on achieving diversification through a portfolio that provides inflation protection and exposure to uncorrelated assets.

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Three months ended September 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$345,871	$52,316	$91,013	$44,385	$18,183	$551,768	$—	$551,768
Fee related performance revenues	—	—	855	235	—	1,090	—	1,090
Other fees	8,143	556	11,493	—	67	20,259	7,547	27,806
Compensation and benefits	(102,839)	(26,865)	(46,947)	(19,191)	(7,859)	(203,701)	(61,084)	(264,785)
General, administrative and other expenses	(18,257)	(7,824)	(10,032)	(3,215)	(1,486)	(40,814)	(41,907)	(82,721)
Fee related earnings	232,918	18,183	46,382	22,214	8,905	328,602	(95,444)	233,158
Performance income—realized	3,045	—	26,939	—	—	29,984	—	29,984
Performance related compensation—realized	(1,737)	(5)	(17,115)	(1)	—	(18,858)	—	(18,858)
Realized net performance income (loss)	1,308	(5)	9,824	(1)	—	11,126	—	11,126
Investment income—realized	4,495	8	339	—	—	4,842	—	4,842
Interest and other investment income (expense)—realized	8,893	201	2,180	424	1,096	12,794	(171)	12,623
Interest expense	(3,904)	(4,183)	(3,095)	(1,753)	(5,244)	(18,179)	(128)	(18,307)
Realized net investment income (loss)	9,484	(3,974)	(576)	(1,329)	(4,148)	(543)	(299)	(842)
Realized income	$243,710	$14,204	$55,630	$20,884	$4,757	$339,185	$(95,743)	$243,442

	Three months ended September 30, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$271,591	$56,817	$67,934	$41,064	$16,544	$453,950	$—	$453,950
Fee related performance revenues	—	—	579	—	—	579	—	579
Other fees	5,798	370	3,681	—	2	9,851	3,446	13,297
Compensation and benefits	(86,502)	(23,220)	(33,070)	(11,955)	(5,316)	(160,063)	(66,107)	(226,170)
General, administrative and other expenses	(14,930)	(4,984)	(6,674)	(2,593)	(1,774)	(30,955)	(28,142)	(59,097)
Fee related earnings	175,957	28,983	32,450	26,516	9,456	273,362	(90,803)	182,559
Performance income—realized	6,332	34,316	4,114	—	—	44,762	—	44,762
Performance related compensation—realized	(3,079)	(27,483)	(2,809)	—	—	(33,371)	—	(33,371)
Realized net performance income	3,253	6,833	1,305	—	—	11,391	—	11,391
Investment income—realized	618	1,878	1,841	—	1,025	5,362	—	5,362
Interest and other investment income (expense)—realized	4,716	4,861	918	699	163	11,357	(270)	11,087
Interest expense	(2,392)	(2,505)	(1,904)	(427)	(4,135)	(11,363)	(160)	(11,523)
Realized net investment income (loss)	2,942	4,234	855	272	(2,947)	5,356	(430)	4,926
Realized income	$182,152	$40,050	$34,610	$26,788	$6,509	$290,109	$(91,233)	$198,876

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$972,201	$145,669	$254,233	$135,090	$52,377	$1,559,570	$—	$1,559,570
Fee related performance revenues	12,628	—	2,178	235	—	15,041	—	15,041
Other fees	20,528	1,261	27,924	—	181	49,894	19,721	69,615
Compensation and benefits	(301,822)	(70,724)	(121,183)	(45,964)	(22,059)	(561,752)	(196,492)	(758,244)
General, administrative and other expenses	(52,734)	(21,992)	(28,308)	(9,250)	(5,575)	(117,859)	(109,516)	(227,375)
Fee related earnings	650,801	54,214	134,844	80,111	24,924	944,894	(286,287)	658,607
Performance income—realized	58,941	2,212	78,637	4,156	—	143,946	—	143,946
Performance related compensation—realized	(35,675)	(1,791)	(50,510)	(3,515)	—	(91,491)	—	(91,491)
Realized net performance income	23,266	421	28,127	641	—	52,455	—	52,455
Investment income—realized	6,519	2,283	4,224	—	858	13,884	—	13,884
Interest and other investment income (expense)—realized	21,006	1,898	7,597	3,268	6,613	40,382	(1,450)	38,932
Interest expense	(10,856)	(11,185)	(8,197)	(3,775)	(16,687)	(50,700)	(474)	(51,174)
Realized net investment income (loss)	16,669	(7,004)	3,624	(507)	(9,216)	3,566	(1,924)	1,642
Realized income	$690,736	$47,631	$166,595	$80,245	$15,708	$1,000,915	$(288,211)	$712,704

	Nine months ended September 30, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$764,702	$135,930	$150,691	$53,962	$48,963	$1,154,248	$—	$1,154,248
Fee related performance revenues	1,331	—	1,938	—	—	3,269	—	3,269
Other fees	18,494	726	4,604	—	82	23,906	3,446	27,352
Compensation and benefits	(253,597)	(62,047)	(73,438)	(16,244)	(15,440)	(420,766)	(158,943)	(579,709)
General, administrative and other expenses	(37,716)	(15,351)	(14,212)	(3,452)	(5,580)	(76,311)	(69,872)	(146,183)
Fee related earnings	493,214	59,258	69,583	34,266	28,025	684,346	(225,369)	458,977
Performance income—realized	76,924	159,479	10,317	—	—	246,720	—	246,720
Performance related compensation—realized	(48,619)	(127,706)	(6,983)	—	—	(183,308)	—	(183,308)
Realized net performance income	28,305	31,773	3,334	—	—	63,412	—	63,412
Investment income (loss)—realized	1,858	(4,387)	13,877	—	1,347	12,695	—	12,695
Interest and other investment income—realized	14,354	9,825	4,783	701	2,824	32,487	170	32,657
Interest expense	(5,372)	(5,434)	(4,528)	(432)	(8,962)	(24,728)	(397)	(25,125)
Realized net investment income (loss)	10,840	4	14,132	269	(4,791)	20,454	(227)	20,227
Realized income	$532,359	$91,035	$87,049	$34,535	$23,234	$768,212	$(225,596)	$542,616

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Segment revenues
Management fees	$551,768	$453,950	$1,559,570	$1,154,248
Fee related performance revenues	1,090	579	15,041	3,269
Other fees	20,259	9,851	49,894	23,906
Performance income—realized	29,984	44,762	143,946	246,720
Total segment revenues	$603,101	$509,142	$1,768,451	$1,428,143
Segment expenses
Compensation and benefits	$203,701	$160,063	$561,752	$420,766
General, administrative and other expenses	40,814	30,955	117,859	76,311
Performance related compensation—realized	18,858	33,371	91,491	183,308
Total segment expenses	$263,373	$224,389	$771,102	$680,385
Segment realized net investment income (expense)
Investment income—realized	$4,842	$5,362	$13,884	$12,695
Interest and other investment income —realized	12,794	11,357	40,382	32,487
Interest expense	(18,179)	(11,363)	(50,700)	(24,728)
Total segment realized net investment income (expense)	$(543)	$5,356	$3,566	$20,454
The following table reconciles the Company's consolidated revenues to segment revenue:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total consolidated revenue	$801,290	$948,719	$2,117,719	$2,901,926
Performance income—unrealized	(170,654)	(415,317)	(280,037)	(1,381,697)
Management fees of Consolidated Funds eliminated in consolidation	11,682	11,051	34,523	33,416
Incentive fees of Consolidated Funds eliminated in consolidation	—	—	34	1,528
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	3,946	4,264	13,030	13,157
Administrative fees(1)	(16,099)	(15,632)	(50,947)	(34,754)
OMG revenue	(7,681)	(3,446)	(19,974)	(3,446)
Performance income reclass(2)	—	680	(14)	1,285
Principal investment income, net of eliminations	(11,582)	(14,250)	(15,521)	(86,477)
Net income of non-controlling interests in consolidated subsidiaries	(7,801)	(6,927)	(30,362)	(16,795)
Total consolidation adjustments and reconciling items	(198,189)	(439,577)	(349,268)	(1,473,783)
Total segment revenue	$603,101	$509,142	$1,768,451	$1,428,143

(1)Represents administrative fees from expense reimbursements that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Related to performance income for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments in the Company’s Condensed Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table reconciles the Company's consolidated expenses to segment expenses:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total consolidated expenses	$898,102	$813,267	$2,062,654	$2,363,108
Performance related compensation-unrealized	(124,466)	(296,044)	(207,115)	(1,022,393)
Expenses of Consolidated Funds added in consolidation	(22,129)	(23,206)	(63,071)	(66,653)
Expenses of Consolidated Funds eliminated in consolidation	11,746	11,102	34,948	35,078
Administrative fees(1)	(15,574)	(15,632)	(50,422)	(34,754)
OMG expenses	(102,991)	(94,249)	(306,008)	(228,815)
Acquisition and merger-related expense	(1,852)	(754)	(12,046)	(18,364)
Equity compensation expense	(48,041)	(65,991)	(151,202)	(191,144)
Acquisition-related compensation expense(2)	(96,697)	(28,194)	(204,189)	(32,824)
Placement fees	(9,729)	(32,413)	(7,611)	(33,740)
Depreciation and amortization expense(3)	(219,339)	(36,668)	(297,795)	(71,742)
Expense of non-controlling interests in consolidated subsidiaries	(5,657)	(6,829)	(27,041)	(17,372)
Total consolidation adjustments and reconciling items	(634,729)	(588,878)	(1,291,552)	(1,682,723)
Total segment expenses	$263,373	$224,389	$771,102	$680,385

(1)Represents administrative fees from expense reimbursements that are presented in administrative, transaction and other fees in the Company’s Condensed Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.
(3)The three and nine months ended September 30, 2022 include non-cash impairment charges of $181.6 million recorded on certain intangible assets.

The following table reconciles the Company's consolidated other income to segment realized net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total consolidated other income	$36,434	$111,536	$112,932	$218,011
Investment (income) loss—unrealized	57	(3,609)	9,995	(60,588)
Interest and other investment (income) loss—unrealized	(4,600)	(1,405)	(16,661)	3,057
Other income from Consolidated Funds added in consolidation, net	(38,434)	(76,287)	(132,852)	(178,195)
Other expense from Consolidated Funds eliminated in consolidation, net	(1,922)	(4,973)	(13,655)	(13,783)
OMG other expense	3,016	37	8,700	646
Performance income reclass(1)	—	(680)	14	(1,285)
Principal investment income	9,438	20,719	37,421	96,448
Other (income) expense, net	(1,060)	(34,812)	934	(34,666)
Other income of non-controlling interests in consolidated subsidiaries	(3,472)	(5,170)	(3,262)	(9,191)
Total consolidation adjustments and reconciling items	(36,977)	(106,180)	(109,366)	(197,557)
Total segment realized net investment income (expense)	$(543)	$5,356	$3,566	$20,454

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to segment results of RI and FRE:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income (loss) before taxes	$(60,378)	$246,988	$167,997	$756,829
Adjustments:
Depreciation and amortization expense(1)	219,339	36,668	297,795	71,742
Equity compensation expense	47,516	65,991	150,677	191,144
Acquisition-related compensation expense(2)	96,697	28,194	204,189	32,824
Acquisition and merger-related expense	1,852	754	12,046	18,364
Placement fees	9,729	32,413	7,611	33,740
OMG expense, net	98,325	90,840	294,734	226,015
Other (income) expense, net	(1,059)	(34,812)	934	(34,666)
Net income of non-controlling interests in consolidated subsidiaries	(5,616)	(5,268)	(6,583)	(8,614)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(16,489)	(47,372)	(48,897)	(102,331)
Total performance income—unrealized	(170,654)	(415,317)	(280,037)	(1,381,697)
Total performance related compensation—unrealized	124,466	296,044	207,115	1,022,393
Total investment income—unrealized	(4,543)	(5,014)	(6,666)	(57,531)
Realized income	339,185	290,109	1,000,915	768,212
Total performance income—realized	(29,984)	(44,762)	(143,946)	(246,720)
Total performance related compensation—realized	18,858	33,371	91,491	183,308
Total investment income—realized	543	(5,356)	(3,566)	(20,454)
Fee related earnings	$328,602	$273,362	$944,894	$684,346

(1)The three and nine months ended September 30, 2022 include non-cash impairment charges of $181.6 million recorded on certain intangible assets.
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
The Company's interests in consolidated and non-consolidated VIEs, as presented in the Condensed Consolidated Statements of Financial Condition, and its respective maximum exposure to loss relating to non-consolidated VIEs are as follows:

	As of September 30,	As of December 31,
	2022	2021
Maximum exposure to loss attributable to the Company's investment in non-consolidated VIEs(1)	$377,935	$353,768
Maximum exposure to loss attributable to the Company's investment in consolidated VIEs(1)	533,941	583,192
Assets of consolidated VIEs	12,501,069	13,197,321
Liabilities of consolidated VIEs	11,173,216	12,018,655

(1)As of September 30, 2022 and December 31, 2021, the Company's maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs that are managed and totaled $82.2 million and $103.8 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to non-controlling interests related to consolidated VIEs	$8,733	$38,597	$28,470	$84,285

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company's financial condition, results from operations and cash flows:

	As of September 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$361,500	$—	$—	$361,500
Investments (includes $3,290,381 of accrued carried interest)	4,638,092	—	(525,699)	4,112,393
Due from affiliates	744,981	—	(183,478)	561,503
Other assets	275,189	—	—	275,189
Right-of-use operating lease assets	159,686	—	—	159,686
Intangible assets, net	1,238,108	—	—	1,238,108
Goodwill	996,740	—	—	996,740
Assets of Consolidated Funds
Cash and cash equivalents	—	683,976	—	683,976
U.S. Treasury securities, at fair value	—	1,005,094	—	1,005,094
Investments, at fair value	—	11,564,696	4,495	11,569,191
Due from affiliates	—	17,537	(9,801)	7,736
Receivable for securities sold	—	189,823	—	189,823
Other assets	—	45,387	—	45,387
Total assets	$8,414,296	$13,506,513	$(714,483)	$21,206,326
Liabilities
Accounts payable, accrued expenses and other liabilities	$314,932	$—	$(9,801)	$305,131
Accrued compensation	595,330	—	—	595,330
Due to affiliates	122,307	—	—	122,307
Performance related compensation payable	2,402,019	—	—	2,402,019
Debt obligations	2,018,462	—	—	2,018,462
Operating lease liabilities	193,180	—	—	193,180
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	123,527	(1,533)	121,994
Due to affiliates	—	178,983	(178,983)	—
Payable for securities purchased	—	419,726	—	419,726
CLO loan obligations, at fair value	—	10,343,840	(29,959)	10,313,881
Fund borrowings	—	149,546	—	149,546
Total liabilities	5,646,230	11,215,622	(220,276)	16,641,576
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,004,994	—	1,004,994
Redeemable interest in Ares Operating Group entities	92,108	—	—	92,108
Non-controlling interest in Consolidated Funds	—	1,285,897	(451,187)	834,710
Non-controlling interest in Ares Operating Group entities	1,138,659	—	(17,382)	1,121,277
Stockholders' Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (172,402,437 shares issued and outstanding)	1,724	—	—	1,724
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,275,157 shares issued and outstanding)	1,183	—	—	1,183
Additional paid-in-capital	1,937,374	—	(25,638)	1,911,736
Accumulated deficit	(374,198)	—	—	(374,198)
Accumulated other comprehensive loss, net of tax	(28,819)	—	—	(28,819)
Total stockholders' equity	1,537,299	—	(25,638)	1,511,661
Total equity	2,675,958	1,285,897	(494,207)	3,467,648
Total liabilities, redeemable interest, non-controlling interests and equity	$8,414,296	$13,506,513	$(714,483)	$21,206,326

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

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$560,140	$—	$(11,682)	$548,458
Carried interest allocation	192,186	—	—	192,186
Incentive fees	8,882	—	—	8,882
Principal investment income	9,438	—	2,144	11,582
Administrative, transaction and other fees	44,128	—	(3,946)	40,182
Total revenues	814,774	—	(13,484)	801,290
Expenses
Compensation and benefits	425,419	—	—	425,419
Performance related compensation	142,934	—	—	142,934
General, administrative and other expense	319,366	—	(14)	319,352
Expenses of the Consolidated Funds	—	22,129	(11,732)	10,397
Total expenses	887,719	22,129	(11,746)	898,102
Other income (expense)
Net realized and unrealized gains on investments	5,433	—	(1,002)	4,431
Interest and dividend income	5,820	—	(3,734)	2,086
Interest expense	(18,307)	—	—	(18,307)
Other income, net	3,132	—	(531)	2,601
Net realized and unrealized losses on investments of the Consolidated Funds	—	(3,760)	3,730	(30)
Interest and other income of the Consolidated Funds	—	157,884	531	158,415
Interest expense of the Consolidated Funds	—	(115,690)	2,928	(112,762)
Total other income (expense), net	(3,922)	38,434	1,922	36,434
Income (loss) before taxes	(76,867)	16,305	184	(60,378)
Income tax expense (benefit)	(11,748)	149	—	(11,599)
Net income (loss)	(65,119)	16,156	184	(48,779)
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	16,156	184	16,340
Net loss attributable to Ares Operating Group entities	(65,119)	—	—	(65,119)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	93	—	—	93
Less: Net loss attributable to non-controlling interests in Ares Operating Group entities	(29,666)	—	—	(29,666)
Net loss attributable to Ares Management Corporation Class A and non-voting common stockholders	$(35,546)	$—	$—	$(35,546)

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Three months ended September 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$459,313	$—	$(11,051)	$448,262
Carried interest allocation	460,651	—	—	460,651
Incentive fees	696	—	—	696
Principal investment income	20,719	—	(6,469)	14,250
Administrative, transaction and other fees	29,124	—	(4,264)	24,860
Total revenues	970,503	—	(21,784)	948,719
Expenses
Compensation and benefits	335,569	—	—	335,569
Performance related compensation	331,141	—	—	331,141
General, administrative and other expense	134,453	—	—	134,453
Expenses of the Consolidated Funds	—	23,206	(11,102)	12,104
Total expenses	801,163	23,206	(11,102)	813,267
Other income (expense)
Net realized and unrealized gains on investments	2,759	—	5,575	8,334
Interest and dividend income	2,702	—	(1,326)	1,376
Interest expense	(11,523)	—	—	(11,523)
Other income, net	36,338	—	316	36,654
Net realized and unrealized gains on investments of the Consolidated Funds	—	36,695	(2,450)	34,245
Interest and other income of the Consolidated Funds	—	104,344	(316)	104,028
Interest expense of the Consolidated Funds	—	(64,752)	3,174	(61,578)
Total other income, net	30,276	76,287	4,973	111,536
Income before taxes	199,616	53,081	(5,709)	246,988
Income tax expense	30,273	2	—	30,275
Net income	169,343	53,079	(5,709)	216,713
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	53,079	(5,709)	47,370
Net income attributable to Ares Operating Group entities	169,343	—	—	169,343
Less: Net income attributable to redeemable interest in Ares Operating Group entities	324	—	—	324
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	84,293	—	—	84,293
Net income attributable to Ares Management Corporation Class A common stockholders	$84,726	$—	$—	$84,726

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,580,873	$—	$(34,523)	$1,546,350
Carried interest allocation	417,779	—	—	417,779
Incentive fees	30,013	—	(34)	29,979
Principal investment income	37,421	—	(21,900)	15,521
Administrative, transaction and other fees	121,120	—	(13,030)	108,090
Total revenues	2,187,206	—	(69,487)	2,117,719
Expenses
Compensation and benefits	1,155,031	—	—	1,155,031
Performance related compensation	316,818	—	—	316,818
General, administrative and other expense	562,682	—	(241)	562,441
Expenses of the Consolidated Funds	—	63,071	(34,707)	28,364
Total expenses	2,034,531	63,071	(34,948)	2,062,654
Other income (expense)
Net realized and unrealized gains (losses) on investments	(9,926)	—	20,691	10,765
Interest and dividend income	17,605	—	(12,541)	5,064
Interest expense	(51,174)	—	—	(51,174)
Other income, net	9,920	—	274	10,194
Net realized and unrealized gains on investments of the Consolidated Funds	—	12,445	(4,414)	8,031
Interest and other income of the Consolidated Funds	—	396,354	(274)	396,080
Interest expense of the Consolidated Funds	—	(275,947)	9,919	(266,028)
Total other income (expense)	(33,575)	132,852	13,655	112,932
Income before taxes	119,100	69,781	(20,884)	167,997
Income tax expense	22,075	197	—	22,272
Net income	97,025	69,584	(20,884)	145,725
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	69,584	(20,884)	48,700
Net income attributable to Ares Operating Group entities	97,025	—	—	97,025
Less: Net income attributable to redeemable interest in Ares Operating Group entities	35	—	—	35
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	46,942	—	—	46,942
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$50,048	$—	$—	$50,048

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,169,237	$—	$(33,416)	$1,135,821
Carried interest allocation	1,610,707	—	—	1,610,707
Incentive fees	20,948	—	(1,528)	19,420
Principal investment income	96,448	—	(9,971)	86,477
Administrative, transaction and other fees	62,658	—	(13,157)	49,501
Total revenues	2,959,998	—	(58,072)	2,901,926
Expenses
Compensation and benefits	837,108	—	—	837,108
Performance related compensation	1,208,954	—	—	1,208,954
General, administrative and other expense	285,471	—	—	285,471
Expenses of the Consolidated Funds	—	66,653	(35,078)	31,575
Total expenses	2,331,533	66,653	(35,078)	2,363,108
Other income (expense)
Net realized and unrealized gains on investments	10,602	—	8,142	18,744
Interest and dividend income	9,695	—	(2,877)	6,818
Interest expense	(25,125)	—	—	(25,125)
Other income, net	30,861	—	(175)	30,686
Net realized and unrealized gains on investments of the Consolidated Funds	—	46,541	(1,821)	44,720
Interest and other income of the Consolidated Funds	—	333,570	175	333,745
Interest expense of the Consolidated Funds	—	(201,916)	10,339	(191,577)
Total other income	26,033	178,195	13,783	218,011
Income before taxes	654,498	111,542	(9,211)	756,829
Income tax expense	104,411	76	—	104,487
Net income	550,087	111,466	(9,211)	652,342
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	111,466	(9,211)	102,255
Net income attributable to Ares Operating Group entities	550,087	—	—	550,087
Less: Net income attributable to redeemable interest in Ares Operating Group entities	693	—	—	693
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	264,646	—	—	264,646
Net income attributable to Ares Management Corporation	284,748	—	—	284,748
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A common stockholders	$262,659	$—	$—	$262,659

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$97,025	$69,584	$(20,884)	$145,725
Adjustments to reconcile net income to net cash provided by operating activities	382,823	—	(61,873)	320,950
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,132,839)	4,414	(1,128,425)
Cash flows due to changes in operating assets and liabilities	160,957	—	152,692	313,649
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds	—	(427,022)	231,518	(195,504)
Net cash provided by (used in) operating activities	640,805	(1,490,277)	305,867	(543,605)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(28,388)	—	—	(28,388)
Acquisitions, net of cash acquired	(301,658)	—	—	(301,658)
Net cash used in investing activities	(330,046)	—	—	(330,046)
Cash flows from financing activities:
Proceeds from Credit Facility	940,000	—	—	940,000
Proceeds from senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(910,000)	—	—	(910,000)
Dividends and distributions	(608,220)	—	—	(608,220)
Stock option exercises	14,531	—	—	14,531
Taxes paid related to net share settlement of equity awards	(194,223)	—	—	(194,223)
Other financing activities	2,457	—	—	2,457
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	362,752	(64,106)	298,646
Distributions to non-controlling interests in Consolidated Funds	—	(227,886)	123,454	(104,432)
Borrowings under loan obligations by Consolidated Funds	—	1,120,680	—	1,120,680
Repayments under loan obligations by Consolidated Funds	—	(121,273)	—	(121,273)
Net cash provided by (used in) financing activities	(266,540)	1,134,273	59,348	927,081
Effect of exchange rate changes	(26,374)	(9,211)	—	(35,585)
Net change in cash and cash equivalents	17,845	(365,215)	365,215	17,845
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$361,500	$683,976	$(683,976)	$361,500
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisitions	$12,835	$—	$—	$12,835

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Nine months ended September 30, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$550,087	$111,466	$(9,211)	$652,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(28,467)	—	99,600	71,133
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds	—	(1,697,529)	9,444	(1,688,085)
Cash flows due to changes in operating assets and liabilities	(153,361)	—	3,923	(149,438)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds	—	343,253	(1,072,956)	(729,703)
Net cash provided by (used in) operating activities	368,259	(1,242,810)	(969,200)	(1,843,751)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,152)	—	—	(15,152)
Acquisitions, net of cash acquired	(1,057,426)	—	—	(1,057,426)
Net cash used in investing activities	(1,072,578)	—	—	(1,072,578)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	827,430	—	—	827,430
Proceeds from Credit Facility	468,000	—	—	468,000
Proceeds from subordinated notes	450,000	—	—	450,000
Repayments of Credit Facility	(318,000)	—	—	(318,000)
Dividends and distributions	(438,568)	—	—	(438,568)
Series A Preferred Stock dividends	(10,850)	—	—	(10,850)
Redemption of Series A Preferred Stock	(310,000)	—	—	(310,000)
Stock option exercises	27,409	—	—	27,409
Taxes paid related to net share settlement of equity awards	(221,287)	—	—	(221,287)
Other financing activities	1,976	—	—	1,976
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	1,027,454	(107,788)	919,666
Distributions to non-controlling interests in Consolidated Funds	—	(102,701)	17,931	(84,770)
Borrowings under loan obligations by Consolidated Funds	—	1,456,887	—	1,456,887
Repayments under loan obligations by Consolidated Funds	—	(74,909)	—	(74,909)
Net cash provided by financing activities	476,110	2,306,731	(89,857)	2,692,984
Effect of exchange rate changes	(15,899)	(4,864)	—	(20,763)
Net change in cash and cash equivalents	(244,108)	1,059,057	(1,059,057)	(244,108)
Cash and cash equivalents, beginning of period	539,812	522,377	(522,377)	539,812
Cash and cash equivalents, end of period	$295,704	$1,581,434	$(1,581,434)	$295,704
Supplemental disclosure of non-cash financing activities
Issuance of AOG Units in connection with acquisitions	$511,069	$—	$—	$511,069

Ares Management Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
17. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after September 30, 2022 through the date the unaudited condensed consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In October 2022, the Company's board of directors declared a quarterly dividend of $0.61 per share of Class A and non-voting common stock payable on December 30, 2022 to common stockholders of record at the close of business on December 16, 2022.

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

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the three months ended September 30, 2022, approximately 95% of our management fees were derived from perpetual capital vehicles and other long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the United States and Western Europe, including conditions in the global financial markets and the economic and political environments.

Global markets remained volatile during the third quarter, fueled by tightening monetary policies and geopolitical uncertainty, including the conflict in Ukraine and surrounding region. The outlook for future macroeconomic growth remained generally weak, with expectations of further softening of demand. Year-over-year inflation in the U.S. and Europe remained elevated and were further impacted by global supply chain issues and energy trade disruptions. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, declined 0.7% in the third quarter of 2022 and 14.6% in the year-to-date period. Meanwhile, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, returned 1.2% in the third quarter and declined 3.3% in the year-to-date period.
In Europe, high yield bonds and leveraged loans performed similarly to their U.S. counterparts. Increasing concerns of potential recession and inflationary pressures put downward pressure on the asset class in Europe. The ICE BAML European Currency High Yield Index declined 0.9% in the quarter and 15.6% in the year-to-date period, while the Credit Suisse Western European Leveraged Loan Index returned 0.8% in the quarter and declined 6.0% in the year-to-date period.

The global equity markets broadly declined during the third quarter with the weakened macroeconomic environment. The S&P 500 Index declined 4.9% in the quarter and 23.9% in the year-to-date period while the MSCI All Country World Index ex USA declined 9.9% in the quarter and 26.5% for the year-to-date period.

The private equity markets experienced heightened volatility that is expected to continue in the near-term. Continued asset selectivity, portfolio construction, portfolio diversification and a differentiated view to drive value creation are instrumental in delivering attractive returns to investors. Recent trends have had a more pronounced negative impact on certain industries, including the energy and retail industries, which are industries in which some of our funds have made investments. As of September 30, 2022, approximately 2% of our total AUM was invested in the energy sector (including oil and gas exploration and midstream investments) and approximately 2% in the retail sector.

The commercial real estate markets continued to be impacted by the macroeconomic environment, particularly the effect of rapidly rising interest rates on the asset class. Given the rise in interest rates by central banks globally, property valuations are beginning to show early signs of the cycle turning, with capitalization rate compressions waning and in certain cases yields widening. However, we believe some of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in certain property types, including multifamily and industrial. The FTSE EPRA/NAREIT

Developed Europe and the FTSE NAREIT All Equity REITs indices declined 16.4% and 10.8%, respectively, for the quarter and declined 39.4% and 27.9%, respectively, for the year-to-date period.

We believe our portfolios across all strategies are well positioned for a rising interest rate environment. On a market value basis, approximately 90% of our debt assets and 59% of our total assets were floating rate instruments as of September 30, 2022.

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

The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total AUM
Balance at 6/30/2022	$201,911	$33,412	$62,577	$23,892	$12,521	$334,313
Net new par/equity commitments	3,684	1,337	2,166	441	1,108	8,736
Net new debt commitments	3,702	—	404	—	1,372	5,478
Capital reductions	(547)	(2)	(224)	—	—	(773)
Distributions	(1,646)	(82)	(511)	(1,084)	(1,118)	(4,441)
Redemptions	(329)	—	(180)	—	—	(509)
Change in fund value	(2,295)	601	763	(460)	3	(1,388)
Balance at 9/30/2022	$204,480	$35,266	$64,995	$22,789	$13,886	$341,416

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total AUM
Balance at 6/30/2021	$167,587	$26,910	$23,547	$19,476	$10,366	$247,886
Acquisitions	—	—	13,719	—	—	13,719
Net new par/equity commitments	9,050	1,653	2,401	1,130	213	14,447
Net new debt commitments	5,533	200	250	—	—	5,983
Capital reductions	(381)	(2)	(41)	—	(29)	(453)
Distributions	(944)	(1,133)	(1,065)	(535)	202	(3,475)
Redemptions	(267)	—	(28)	—	—	(295)
Change in fund value	655	1,334	1,452	672	84	4,197
Balance at 9/30/2021	$181,233	$28,962	$40,235	$20,743	$10,836	$282,009

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total AUM
Balance at 12/31/2021	$192,712	$33,404	$45,919	$22,119	$11,623	$305,777
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments	13,216	2,137	8,589	2,386	2,725	29,053
Net new debt commitments	10,225	—	2,953	—	1,372	14,550
Capital reductions	(1,001)	(206)	(521)	—	(5)	(1,733)
Distributions	(3,481)	(602)	(2,526)	(2,209)	(1,443)	(10,261)
Redemptions	(1,134)	—	(398)	—	—	(1,532)
Change in fund value	(6,057)	533	2,795	294	(386)	(2,821)
Balance at 9/30/2022	$204,480	$35,266	$64,995	$22,789	$13,886	$341,416

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$23,954	$18,293	$—	$9,261	$196,980
Acquisitions	—	—	13,719	19,513	—	33,232
Net new par/equity commitments	24,999	1,704	5,337	1,231	1,393	34,664
Net new debt commitments	13,496	200	2,655	—	29	16,380
Capital reductions	(2,491)	(7)	(273)	—	(29)	(2,800)
Distributions	(2,504)	(2,827)	(2,062)	(659)	(178)	(8,230)
Redemptions	(1,242)	—	(35)	—	—	(1,277)
Change in fund value	3,503	5,938	2,601	658	360	13,060
Balance at 9/30/2021	$181,233	$28,962	$40,235	$20,743	$10,836	$282,009

The components of our AUM are presented below as of ($ in billions):

AUM: $341.4	AUM: $282.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.0 billion and $8.5 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2022 and 2021, respectively and includes $3.4 billion and $3.1 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2022 and 2021, respectively.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.
Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.

The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance at 6/30/2022	$129,723	$17,691	$39,231	$17,554	$7,092	$211,291
Commitments	2,377	—	1,133	412	634	4,556
Subscriptions/deployment/increase in leverage	6,561	1,486	835	96	820	9,798
Capital reductions	(505)	—	—	—	(8)	(513)
Distributions	(1,657)	(206)	(566)	(221)	(935)	(3,585)
Redemptions	(471)	—	(180)	—	—	(651)
Change in fund value	(1,737)	(3)	(235)	(170)	(153)	(2,298)
Change in fee basis	—	(14)	3	49	—	38
Balance at 9/30/2022	$134,291	$18,954	$40,221	$17,720	$7,450	$218,636

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance at 6/30/2021	$99,588	$15,007	$15,542	$16,927	$6,621	$153,685
Acquisitions	—	—	7,155	—	—	7,155
Commitments	2,864	1,427	1,647	278	233	6,449
Subscriptions/deployment/increase in leverage	6,095	576	1,464	7	379	8,521
Capital reductions	(335)	—	—	—	(121)	(456)
Distributions	(1,468)	(515)	(669)	(73)	(273)	(2,998)
Redemptions	(296)	—	(28)	—	—	(324)
Change in fund value	(46)	5	588	83	53	683
Change in fee basis	—	(6)	(5)	(37)	—	(48)
Balance at 9/30/2021	$106,402	$16,494	$25,694	$17,185	$6,892	$172,667

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance at 12/31/2021	$117,390	$16,689	$28,615	$18,364	$6,787	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments	8,591	—	5,394	1,919	2,514	18,418
Subscriptions/deployment/increase in leverage	21,894	3,699	3,266	415	1,810	31,084
Capital reductions	(3,283)	—	(91)	—	(242)	(3,616)
Distributions	(4,212)	(1,182)	(1,829)	(1,081)	(1,518)	(9,822)
Redemptions	(1,344)	—	(408)	—	—	(1,752)
Change in fund value	(4,744)	(4)	1,243	749	(820)	(3,576)
Change in fee basis	(1)	(248)	(824)	(2,777)	(1,081)	(4,931)
Balance at 9/30/2022	$134,291	$18,954	$40,221	$17,720	$7,450	$218,636

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance at 12/31/2020	$88,017	$17,493	$13,931	$—	$6,596	$126,037
Acquisitions	—	—	7,155	16,839	—	23,994
Commitments(1)	6,705	1,579	3,477	378	(66)	12,073
Subscriptions/deployment/increase in leverage	17,178	1,843	2,187	9	1,504	22,721
Capital reductions	(1,618)	—	(32)	—	(302)	(1,952)
Distributions	(3,783)	(1,661)	(1,244)	(73)	(952)	(7,713)
Redemptions	(1,298)	—	(35)	—	—	(1,333)
Change in fund value	1,201	5	567	81	112	1,966
Change in fee basis	—	(2,765)	(312)	(49)	—	(3,126)
Balance at 9/30/2021	$106,402	$16,494	$25,694	$17,185	$6,892	$172,667

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.

The charts below present FPAUM by its fee basis ($ in billions):

FPAUM: $218.6	FPAUM: $172.7

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $54.9 billion and $38.3 billion from funds that primarily invest in illiquid strategies as of September 30, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$197.7
$4.8
$13.4
$38.0
$33.8
$107.7
$170.5
$2.6
$11.0
$23.5
$26.7
$106.7
9/30/2022
9/30/2021
Incentive Generating AUM
$96.5
$0.6
$5.5
$25.8
$21.1
$43.5
$95.4
$0.1
$4.4
$15.5
$17.3
$58.1
9/30/2022
9/30/2021

Credit	Private Equity	Real Assets	Secondaries	Strategic Initiatives

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Strategic Initiatives

As of September 30, 2022, AUM Not Yet Paying Fees includes $45.8 billion of AUM available for future deployment which could generate approximately $441.3 million in potential incremental annual management fees. As of September 30, 2021, AUM Not Yet Paying Fees includes $50.3 billion of AUM available for future deployment which could generate approximately $488.7 million in potential incremental annual management fees.

The chart below presents our perpetual capital AUM by segment ($ in billions):

Credit	Real Assets	Secondaries	Strategic Initiatives

As of September 30, 2022, perpetual capital AUM of $88.9 billion included 76% from commingled funds and 24% from managed accounts. As of September 30, 2021, perpetual capital AUM of $71.5 billion included 72% from commingled funds and 28% from managed accounts. As of September 30, 2022, perpetual capital IGAUM from which we will generate fee related performance revenues totaled $24.0 billion, composed of $10.2 billion from managed accounts within the Credit Group and $13.8 billion from commingled funds within the Real Assets Group.

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For the three months ended September 30, 2022 and 2021, 95% and 94%, respectively, of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

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
Fund performance metrics for significant funds may be marked as “NM” as they may not be considered meaningful due to the limited time since the initial investment and/or early stage of capital deployment.

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

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 4% of our AUM as of September 30, 2022, 2% of our management fees and less than 1% of our carried interest and incentive fees for the nine months ended September 30, 2022. As of September 30, 2022, we consolidated 25 CLOs and 10 private funds and one SPAC, and as of September 30, 2021, we consolidated 22 CLOs, 10 private funds and one SPAC.
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
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the nine months ended September 30, 2022, we did not deconsolidate any entities. During the nine months ended September 30, 2021, we deconsolidated one CLO as a result of a significant change in ownership.
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

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Management fees	$548,458	$448,262	$100,196	22%	$1,546,350	$1,135,821	$410,529	36%
Carried interest allocation	192,186	460,651	(268,465)	(58)	417,779	1,610,707	(1,192,928)	(74)
Incentive fees	8,882	696	8,186	NM	29,979	19,420	10,559	54
Principal investment income	11,582	14,250	(2,668)	(19)	15,521	86,477	(70,956)	(82)
Administrative, transaction and other fees	40,182	24,860	15,322	62	108,090	49,501	58,589	118
Total revenues	801,290	948,719	(147,429)	(16)	2,117,719	2,901,926	(784,207)	(27)
Expenses
Compensation and benefits	425,419	335,569	(89,850)	(27)	1,155,031	837,108	(317,923)	(38)
Performance related compensation	142,934	331,141	188,207	57	316,818	1,208,954	892,136	74
General, administrative and other expenses	319,352	134,453	(184,899)	(138)	562,441	285,471	(276,970)	(97)
Expenses of Consolidated Funds	10,397	12,104	1,707	14	28,364	31,575	3,211	10
Total expenses	898,102	813,267	(84,835)	(10)	2,062,654	2,363,108	300,454	13
Other income (expense)
Net realized and unrealized gains on investments	4,431	8,334	(3,903)	(47)	10,765	18,744	(7,979)	(43)
Interest and dividend income	2,086	1,376	710	52	5,064	6,818	(1,754)	(26)
Interest expense	(18,307)	(11,523)	(6,784)	(59)	(51,174)	(25,125)	(26,049)	(104)
Other income, net	2,601	36,654	(34,053)	(93)	10,194	30,686	(20,492)	(67)
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(30)	34,245	(34,275)	NM	8,031	44,720	(36,689)	(82)
Interest and other income of Consolidated Funds	158,415	104,028	54,387	52	396,080	333,745	62,335	19
Interest expense of Consolidated Funds	(112,762)	(61,578)	(51,184)	(83)	(266,028)	(191,577)	(74,451)	(39)
Total other income, net	36,434	111,536	(75,102)	(67)	112,932	218,011	(105,079)	(48)
Income (loss) before taxes	(60,378)	246,988	(307,366)	NM	167,997	756,829	(588,832)	(78)
Income tax expense (benefit)	(11,599)	30,275	41,874	NM	22,272	104,487	82,215	79
Net income (loss)	(48,779)	216,713	(265,492)	NM	145,725	652,342	(506,617)	(78)
Less: Net income attributable to non-controlling interests in Consolidated Funds	16,340	47,370	(31,030)	(66)	48,700	102,255	(53,555)	(52)
Net income (loss) attributable to Ares Operating Group entities	(65,119)	169,343	(234,462)	NM	97,025	550,087	(453,062)	(82)
Less: Net income attributable to redeemable interest in Ares Operating Group entities	93	324	(231)	(71)	35	693	(658)	(95)
Less: Net income (loss) attributable to non-controlling interests in Ares Operating Group entities	(29,666)	84,293	(113,959)	NM	46,942	264,646	(217,704)	(82)
Net income (loss) attributable to Ares Management Corporation	(35,546)	84,726	(120,272)	NM	50,048	284,748	(234,700)	(82)
Less: Series A Preferred Stock dividends paid	—	—	—	—	—	10,850	(10,850)	(100)
Less: Series A Preferred Stock redemption premium	—	—	—	—	—	11,239	11,239	100
Net income (loss) attributable to Ares Management Corporation Class A and non-voting common stockholders	$(35,546)	$84,726	(120,272)	NM	$50,048	$262,659	(212,611)	(81)

NM - Not Meaningful

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Consolidated Results of Operations of the Company
Management Fees. Management fees increased by $100.2 million, or 22%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $410.5 million, or 36%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by higher FPAUM from capital deployment in direct lending funds. The Landmark Acquisition, which was completed on June 2, 2021, contributed additional fees of $80.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Funds from the Black Creek Acquisition, which was completed on July 1, 2021, contributed additional fees of $17.1 million and $76.9 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily driven by additional capital raised in the non-traded REITs and also fees generated for the full period for the nine months ended September 30, 2022. The Infrastructure Debt Acquisition, which was completed on February 10, 2022, contributed additional fees of $10.7 million and $25.3 million for the three and nine months ended September 30, 2022, respectively. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”

Carried Interest Allocation. Carried interest allocation decreased by $268.5 million, or 58%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $1,192.9 million, or 74%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The activity was principally composed of the following ($ in millions):

	Three months ended September 30, 2022	Primary Drivers	Three months ended September 30, 2021	Primary Drivers
Credit funds	$43.0	Primarily from two direct lending funds with $13.3 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V L.P. (“ACE V”) generated $17.6 million of carried interest allocation driven by net investment income on an increasing invested capital base. Ares Capital Europe IV, L.P. (“ACE IV”) generated carried interest allocation of $12.5 million, driven by net investment income during the period.	$92.6
Primarily from four direct lending funds and one alternative credit fund with $16.1 billion of IGAUM generating returns in excess of their hurdle rates. Ares Private Credit Solutions, L.P. (“PCS”) and ACE IV generated carried interest allocation of $11.7 million and $27.5 million, respectively. ACE V also generated $18.0 million of carried interest allocation. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. Ares Capital Europe III (“ACE III”) generated carried interest allocation of $10.5 million driven by net investment income during the period. Ares Pathfinder Fund, L.P. (“Pathfinder”) generated carried interest allocation of $16.0 million that was driven by market appreciation of various investments.

Private equity funds	130.4	Appreciation across several portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in industries such as retail, healthcare and energy, generated carried interest allocation of $45.1 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), $20.4 million from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”), $28.0 million from Ares Special Situations Fund IV, L.P. (“SSF IV”) and $35.6 million from Ares Special Opportunities Fund, L.P. (“ASOF”).	235.4
Market appreciation across several portfolio company investments, primarily operating in the services and technology, retail and healthcare industries, generated carried interest allocation of $141.5 million from ACOF V, $72.5 million from ASOF and $16.9 million from ACOF VI. Market depreciation across several investments led to a reversal of carried interest allocation for Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) of $6.9 million, primarily due to a lower stock price for AZEK.

Real assets funds	33.7
Ares Climate Infrastructure Partners, L.P. (“ACIP”) and related vehicles and Ares Energy Investors Fund V, L.P. (“EIF V”) generated carried interest allocation of $30.0 million and $29.8 million, respectively, due to market appreciation of certain investments. Appreciation from properties within Ares U.S. Real Estate Fund VIII, L.P. (“US VIII”), driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $3.5 million. In addition, realized gains from the sale of properties generated carried interest allocation of $6.4 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”). The activity was partially offset by the reversal of unrealized carried interest of $32.2 million from Ares European Real Estate Fund V, L.P. (“EF V”), driven by a lower stock price for one of its publicly traded investments, and $5.7 million from Ares European Real Estate Fund IV, L.P. (“EF IV”) due to lower valuations of certain properties.
			95.4
Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $11.5 million from US VIII, $35.8 million from Ares U.S. Real Estate Fund IX, L.P (“US IX”), $12.7 million from AREOF III, $11.0 million from EF IV and $13.8 million from EF V. Market depreciation across several investments led to a reversal of carried interest allocation for EIF V of $7.1 million primarily due to a decrease in value of certain energy investments.

Secondaries funds	(15.0)	Depreciation across several investments in Landmark Equity Partners XVI, L.P. (“LEP XVI”), primarily driven by the impact of foreign exchange revaluations on underlying limited partnership interests, led to the reversal of unrealized carried interest of $20.7 million, partially offset by market appreciation of certain investments in Landmark Real Estate Partners VIII, L.P. (“LREP VIII”) that generated carried interest allocation of $11.6 million.	37.7	Market appreciation of certain investments held in LEP XVI and LREP VIII that generated carried interest allocation of $14.1 million and $17.3 million, respectively.
Strategic initiatives funds	0.1	Carried interest allocation generated from Ares SSG Secured Lending Opportunities III, L.P. ("SLO III") primarily driven by higher net investment income.	(0.4)	Reversal driven by the market influence of residential housing lending in Asia on certain investments held in SLO III.
Carried interest allocation	$192.2		$460.7

	Nine months ended September 30, 2022	Primary Drivers	Nine months ended September 30, 2021	Primary Drivers
Credit funds	$134.5	Primarily from four direct lending funds and one alternative credit fund with $19.7 billion of IGAUM generating returns in excess of their hurdle rates. ACE V and Pathfinder generated carried interest allocation of $53.8 million and $25.9 million, respectively, driven by net investment income on an increasing invested capital base. ACE IV, ACE III and PCS generated carried interest allocation of $32.8 million, $10.2 million and $10.2 million, respectively, primarily driven by net investment income during the period.	$292.8
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

Private equity funds	127.7	Appreciation across several portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in industries such as services, technology, retail, healthcare and energy, generated carried interest allocation of $84.8 million from ACOF V, $51.3 million from ACOF VI, $23.6 million from SSF IV and $39.3 million from ASOF. The appreciation was partially offset by the reversal of unrealized carried interest allocation of $24.5 million and $58.6 million from Ares Corporate Opportunities Fund III, L.P. (“ACOF III”) and ACOF IV, respectively, primarily driven by lower stock prices for certain publicly traded investments.	982.6
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

Real assets funds	110.8
ACIP and related vehicles and EIF V generated carried interest allocation of $34.1 million and $24.4 million, respectively, due to market appreciation of certain investments. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $17.6 million from US IX, $15.7 million from US VIII and $9.4 million from Ares U.S. Real Estate Fund X, L.P. (“US X”). In addition, realized gains from the sale of properties generated carried interest allocation of $29.7 million from AREOF III. The activity was partially offset by the reversal of unrealized carried interest of $42.2 million from EF V, driven by a lower stock price for one of its publicly traded investments.
			236.3
Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $33.1 million from US VIII, $61.6 million from US IX, $17.5 million from AREOF III, $10.9 million from EF IV and $61.3 million from EF V.

Secondaries funds	44.6	Market appreciation of certain investments held in LREP VIII that generated carried interest allocation of $37.8 million.	98.9	Market appreciation of certain investments held in LEP XVI and LREP VIII that generated carried interest allocation of $54.6 million and $26.1 million, respectively.
Strategic initiatives funds	0.2	Carried interest allocation generated from SLO III primarily driven by higher net investment income.	0.1	Market appreciation of certain investments held in SLO III.
Carried interest allocation	$417.8		$1,610.7

Incentive Fees. Incentive fees increased by $8.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $10.6 million, or 54%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The activity was principally composed of the following ($ in millions):

	Three months ended September 30, 2022	Primary Drivers	Three months ended September 30, 2021	Primary Drivers
Credit funds	$0.1	Incentive fees generated from a U.S. CLO.	$0.1	Incentive fees generated from one alternative credit fund.
Real assets funds	8.6	Incentive fees generated from an industrial real estate fund and ACRE.	0.6	Incentive fees generated from ACRE.
Secondaries funds	0.2	Incentive fees generated from APMF.	—	N/A
Incentive fees	$8.9		$0.7

	Nine months ended September 30, 2022	Primary Drivers	Nine months ended September 30, 2021	Primary Drivers
Credit funds	$15.9	Incentive fees generated from three direct lending funds and one alternative credit fund.	$17.5	Incentive fees generated from one alternative credit fund and one CLO.
Real assets funds	13.5	Incentive fees generated from an industrial real estate fund and ACRE.	1.9	Incentive fees generated from ACRE.
Secondaries funds	0.6	Incentive fees generated from a private equity secondaries fund and APMF.	—	N/A
Incentive fees	$30.0		$19.4
Principal Investment Income. Principal investment income decreased by $2.7 million, or 19%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and decreased by $71.0 million, or 82%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The activity for the three and nine months ended September 30, 2022 was primarily due to appreciation of various investments across funds in our infrastructure opportunities and special opportunities strategies. The activity for the nine months ended September 30, 2022 also included dividend income from various investments across funds in our U.S. and European direct lending strategies and realizations from the sale of underlying properties held by funds in our U.S. real estate equity strategy.
The activity for the three and nine months ended September 30, 2021 was driven by market appreciation of several investments in funds within our private equity secondaries, real estate secondaries and special opportunities strategies. The activity for the nine months ended September 30, 2021 also included market appreciation of various investments within our corporate private equity extended value fund and ACOF VI.
Administrative, Transaction and Other Fees. Administrative, transaction and other fees increased by $15.3 million, or 62%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $58.6 million, or 118%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases were primarily due to higher property-related fees, such as acquisition, development and property management, and the distribution of fund shares in our non-traded REITs. These fees collectively increased by $13.6 million and $41.2 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. In addition, certain private funds pay administrative fees on invested capital and deployment will result in a higher fee base. Administrative fees from these private funds increased by $1.8 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The administrative fees from the funds that were acquired in the Black Creek Acquisition on July 1, 2021 increased by $15.4 million for the nine months ended September 30, 2022 compared to the same period in 2021.
Compensation and Benefits. Compensation and benefits increased by $89.9 million, or 27%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $317.9 million, or 38%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases were primarily driven by (i) headcount growth to support the expansion of our business, (ii) strategic initiatives and acquisitions, (iii) higher incentive compensation attributable to improved operating performance and (iv) higher employee commission expense in connection with the sale and distribution of fund shares in our non-traded REITs. Average headcount for the year-to-date period increased by 34% to 2,238 professionals for the 2022 period from 1,674 professionals for the same period in 2021.
Headcount growth attributable to our strategic acquisitions contributed $102.6 million to the increase in salaries and benefits for the nine months ended September 30, 2022 when compared to the same period in 2021, of which the Infrastructure

Debt Acquisition that closed in the first quarter of 2022 has contributed $4.9 million and $12.7 million in recurring employment related costs for the three and nine months ended September 30, 2022, respectively.
The performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition are based on the achievement of revenue targets for certain funds. As all earnouts are subject to the continued and future services of senior professionals and advisors, they are required to be recorded as compensation expense and recognized ratably over the respective service periods. The revenue targets for the Black Creek earnout were achieved and the maximum contingent payment was recorded during the three months ended September 30, 2022. Compensation expense related to the Black Creek earnout was $130.6 million and $218.1 million for the three and nine months ended September 30, 2022, respectively, and $13.5 million for the three and nine months ended September 30, 2021. Compensation expense related to the Infrastructure Debt earnout was $2.8 million and $7.1 million for the three and nine months ended September 30, 2022, respectively. In connection with current fundraising expectations for an acquired Landmark private equity secondaries fund, we determined that the revenue targets on which the Landmark earnout is contingent are not expected to be achieved. This resulted in a reversal of all previously recorded expenses of $36.7 million and $21.0 million for the three and nine months ended September 30, 2022, respectively, compared to compensation expense of $14.7 million and $19.3 million for the three and nine months ended September 30, 2021, respectively. See “Note 9. Commitments and Contingencies” for a further description of the contingent liabilities related to these arrangements.
The following table presents equity compensation expense based on the different types of restricted unit awards ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Non-recurring awards:
Multi-year future grants	$11,099	$7,886	$(3,213)	(41)	$32,271	$25,021	$(7,250)	(29)
Performance-based awards	—	186	186	100	—	20,499	20,499	100
Performance-based awards - accelerated	—	29,415	29,415	100	—	43,426	43,426	100
Other non-recurring awards	1,622	5,099	3,477	68	5,803	17,832	12,029	67
Total non-recurring awards	12,721	42,586	29,865	70	38,074	106,778	68,704	64
Recurring annual awards:
Discretionary awards	24,142	11,986	(12,156)	(101)	69,275	47,938	(21,337)	(45)
Bonus awards	11,255	11,419	164	1	44,054	36,428	(7,626)	(21)
Total recurring annual awards	35,397	23,405	(11,992)	(51)	113,329	84,366	(28,963)	(34)
Equity compensation expense, net	$48,118	$65,991	17,873	27	$151,403	$191,144	39,741	21

Equity compensation expense decreased by $17.9 million and by $39.7 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The decreases were primarily attributable to non-recurring equity compensation expense recognized during the three and nine months ended September 30, 2021 related to performance-based awards with market conditions that were granted to certain executive officers in the first quarter of 2021 and to other non-recurring awards with service conditions that substantially vested prior to 2022. The decrease in equity compensation expense was partially offset by the increase in awards granted as part of the recurring annual award programs. Additional multi-year future grants were approved in the first quarter of 2022 with grant dates in 2023, 2024 and 2025. Given that these future restricted units have been communicated to the recipient, we account for these awards as if they have been granted and recognize the compensation expense on a straight-line basis over the service period.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. Performance related compensation decreased by $188.2 million, or 57%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $892.1 million, or 74%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and may include performance allocations to charitable organizations as part of our philanthropic initiatives.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $184.9 million, or 138%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $277.0 million, or 97%, for the nine months ended September 30, 2022 compared to the nine months ended September 30,

2021. During the three months ended September 30, 2022, we recognized non-cash impairment charges of $181.6 million to certain intangible assets comprised of i) $86.2 million to the carrying value of the Landmark trade name following our decision to rebrand our secondaries group as Ares Secondaries and to discontinue the ongoing use of the Landmark trade name, ii) $88.4 million to the fair value of a management contract in connection with lower than expected FPAUM resulting from missing fundraising targets for an acquired Landmark private equity secondaries fund and iii) $7.1 million of accelerated amortization expense in connection with the impairment of certain acquired management contracts as a result of returning capital to fund investors sooner than initially planned. See “Note 4. Goodwill and Intangible Assets” for a further description of the impairment of intangible assets.
The Infrastructure Debt Acquisition, which was completed on February 10, 2022, has contributed $6.2 million and $16.0 million in general, administrative and other expenses to the three and nine months ended September 30, 2022, respectively. These expenses increased primarily due to (i) amortization expense of $4.6 million and $12.2 million related to the intangible assets recorded in connection with the acquisition and (ii) certain professional services of $0.9 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. In addition, the Black Creek Acquisition and Landmark Acquisition have collectively contributed to an increase in general, administrative and other expenses of $54.4 million for the first half of 2022 compared to the same period in 2021. These expenses primarily consisted of (i) amortization expense of $33.8 million related to the intangible assets recorded in connection with the acquisitions and (ii) certain recurring operating expenses, including occupancy costs, information services, information technology and office services of $7.1 million.
Excluding the impact from the Black Creek Acquisition, Landmark Acquisition and Infrastructure Debt Acquisition, certain expenses have also increased during the current period, including occupancy costs to support our growing headcount, as well as information services and information technology costs to support the expansion of our business. Collectively, these expenses increased by $4.9 million and $10.3 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $11.2 million and $34.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, as travel, marketing and company events have returned to pre-pandemic levels.
Placement fees were $18.3 million for the three months ended September 30, 2022, a decrease of $21.2 million compared to the three months ended September 30, 2021, and $30.7 million for the nine months ended September 30, 2022, a decrease of $17.8 million compared to the nine months ended September 30, 2021. The activity for the three and nine months ended September 30, 2022 was primarily attributable to new commitments to Ares Special Opportunities Fund II, L.P. (“ASOF II”). The activity for the three and nine months ended September 30, 2021 was primarily attributable to new commitments to Ares Private Credit Solutions II, L.P. (“PCS II”) and Ares Senior Direct Lending Fund II, L.P. (“SDL II”).
Acquisition-related costs decreased by $6.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. Acquisition-related costs generally precede a business combination, vary with the complexity of the transaction and may occur even when acquisitions are not successfully completed. The activity for the nine months ended September 30, 2022 was primarily attributable to the Infrastructure Debt Acquisition, whereas the activity for the nine months ended September 30, 2021 was largely composed of the Black Creek Acquisition and Landmark Acquisition, which were collectively larger in terms of size and scope.
Net Realized and Unrealized Gains on Investments. Net realized and unrealized gains on investments decreased by $3.9 million, or 47%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and decreased by $8.0 million, or 43%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The activity for the three and nine months ended September 30, 2022 and 2021 was primarily attributable to unrealized gains from certain strategic initiative investments made in connection with our acquisition of SSG. The activity for the nine months ended September 30, 2022 also included unrealized losses on our investments in the subordinated notes of U.S. CLOs. The CSLLI declined 3.3% for the nine months ended September 30, 2022 compared to a positive return of 4.7% for the nine months ended September 30, 2021. The activity for the three and nine months ended September 30, 2021 was also attributable to unrealized gains on our investments in the subordinated notes of U.S. CLOs.
Interest Expense. Interest expense increased by $6.8 million, or 59%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $26.0 million, or 104%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The issuance of the 2052 Senior Notes in January 2022 increased interest expense by $4.7 million and $12.9 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Higher average interest rates, driven by rising SOFR rates, and a higher average outstanding balance of the Credit Facility in the third quarter of 2022 also contributed to an increase in interest expense of $2.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The issuance of the 2051 Subordinated Notes on the last day of the second quarter of 2021 has also increased interest expense by $9.3 million for the nine months ended September 30, 2022 compared to the same period in 2021.
Other Income, Net. Other income, net decreased by $34.1 million, or 93%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and decreased by $20.5 million, or 67%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Other income, net includes transaction gains (losses) associated with currency fluctuations impacting the revaluation of non-functional currency balances. Transaction gains of $1.9 million and $10.7 million for the three and nine months ended September 30, 2022, respectively, were primarily attributable to the British pound weakening against the Euro. The three and nine months ended September 30, 2021 included transaction gains of $1.3 million and transaction losses of $4.0 million, respectively, primarily attributable to the partial recovery of the Euro in the third quarter of 2021 against the losses incurred in the first half of 2021 from the Euro weakening against the British pound.
Other income, net also includes the change in fair value of a contingent obligation recognized in connection with the Black Creek Acquisition. The purchase agreement with Black Creek contains provisions that required us to record separate contingent consideration liabilities that are (i) dependent on the achievement of revenue targets for certain funds that were acquired in the Black Creek Acquisition and (ii) obligated us to pay the sellers 50% of the incentive fees realized for the non-traded REITs for the year ended December 31, 2021. The revenue targets for the Black Creek earnout were fully achieved and the maximum contingent payment was recorded during the three months ended September 30, 2022. For the three and nine months ended September 30, 2022, we recorded $0.3 million and $1.4 million, respectively, in expense for the revaluation of the contingent obligation related to the achievement of revenue targets compared to $3.0 million in expense for each of the three and nine months ended September 30, 2021. The three and nine months ended September 30, 2021 also included $4.2 million in expense for the revaluation of the contingent obligation related to the 50% portion of incentive fees payable to the sellers. See Note 9. Commitments and Contingencies for a further description of the contingency.

Finally, other income, net for the three and nine months ended September 30, 2021 included a $42.3 million bargain purchase gain from the Black Creek Acquisition. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets that we acquired exceeding the purchase consideration.
Income Tax Expense (Benefit) Income tax expense (benefit) decreased by $41.9 million to a tax benefit of $11.6 million for the three months ended September 30, 2022 and by $82.2 million, or 79%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decreases were attributable to the net losses allocable to AMC during the three months ended September 30, 2022. The calculation of income taxes is sensitive to any changes in weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 58.5% and 58.3% for the three and nine months ended September 30, 2021 to 59.7% and 59.6% for the three and nine months ended September 30, 2022. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises and vesting of restricted stock awards. The increase in the weighted average daily ownership for the AMC common stockholders was partially offset by the issuance of AOG Units in connection with the Landmark Acquisition and the Black Creek Acquisition that increased the ownership of AOG Units not held by AMC.
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
Net income (loss) attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and based on the activity of certain membership interests. Net income of $5.5 million, $6.5 million and $4.9 million, $7.9 million for the three and nine months ended September 30, 2022 and 2021, respectively, was allocated based on ownership percentages of the strategic distribution partners and the activity of those membership interests.
Net income (loss) attributable to non-controlling interests in AOG entities decreased by $114.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $217.7 million, or 82%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The changes in the comparative periods are a result of the respective changes in income before taxes and weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 41.5% and 41.7% for the three and nine months ended September 30, 2021 to 40.3% and 40.4% for the three and nine months ended September 30, 2022.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Expenses of the Consolidated Funds	$(10,397)	$(12,104)	$1,707	14%	$(28,364)	$(31,575)	$3,211	10%
Net realized and unrealized gains (losses) on investments of Consolidated Funds	(30)	34,245	(34,275)	NM	8,031	44,720	(36,689)	(82)
Interest and other income of Consolidated Funds	158,415	104,028	54,387	52	396,080	333,745	62,335	19
Interest expense of Consolidated Funds	(112,762)	(61,578)	(51,184)	(83)	(266,028)	(191,577)	(74,451)	(39)
Income before taxes	35,226	64,591	(29,365)	(45)	109,719	155,313	(45,594)	(29)
Income tax expense of Consolidated Funds	(149)	(2)	(147)	NM	(197)	(76)	(121)	(159)
Net income	35,077	64,589	(29,512)	(46)	109,522	155,237	(45,715)	(29)
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	13,484	21,784	(8,300)	(38)	69,487	58,072	11,415	20
Less: Other income (expense), net attributable to Ares Management Corporation eliminated upon consolidation	5,267	(4,565)	9,832	NM	(8,424)	(5,090)	(3,334)	(66)
Add: General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	14	—	(14)	NM	241	—	(241)	NM
Net income attributable to non-controlling interests in Consolidated Funds	$16,340	$47,370	(31,030)	(66)	$48,700	$102,255	(53,555)	(52)

NM - Not Meaningful

The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. As of September 30, 2022 and September 30, 2021, we consolidated 25 and 22 CLOs, respectively. For the three and nine months ended September 30, 2022, expenses were primarily driven by professional fees incurred from the issuance of two new U.S. CLOs during 2022. For the three and nine months ended September 30, 2021, expenses were primarily driven by professional fees incurred from the issuance of two new U.S. CLOs and the restructure of the European CLOs legal entities. Net realized and unrealized gains fluctuated for the comparative periods, primarily due to a significant change in the value of loans held by the CLOs. The CSLLI declined 3.3% for the nine months ended September 30, 2022 compared to a positive return of 4.7% for the nine months ended September 30, 2021. The increases in interest and other income and interest expense were attributable to the consolidation of three CLOs subsequent to the second quarter of 2021 and one CLO that closed during the last week of the second quarter of 2021.
Revenues, other income (expense), net and general, administrative and other expense attributable to AMC represents management fees, incentive fees, principal investment income, administrative, transaction and other fees and general, administrative and other expense that are attributable to AMC’s proportional share in the activity of the Consolidated Funds and is eliminated from the respective components of AMC’s results upon consolidation. The decrease in revenues attributable to AMC for the three months ended September 30, 2022 compared to the same period in 2021 was primarily attributable to lower principal investment income from a fund invested in insurance companies, while the increase for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily attributable to higher principal investment income from a fund invested in insurance companies and an Asian corporate private equity fund.

Other income (expense), net attributable to AMC for the three and nine months ended September 30, 2022 and 2021 was primarily attributable to unrealized losses on our investments in the subordinated notes of U.S. CLOs. Other income (expense), net attributable to AMC for the three months ended September 30, 2022 and 2021 also included unrealized losses on investments from our SPAC.

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
Non-GAAP Financial Measures
We use the following non-GAAP measures to make operating decisions, assess performance and allocate resources:
•Fee Related Earnings (“FRE”)
•Realized Income (“RI”)
These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of, the results of operations, which are discussed further under “—Components of Consolidated Results of Operations” and are prepared in accordance with GAAP. On January 1, 2022, we changed our segment composition and established the Real Assets Group. The Real Assets Group consists of the activities of the former Real Estate Group and the infrastructure and power strategy, now referred to as infrastructure opportunities, that was formerly presented within the Private Equity Group. The Real Assets Group also includes infrastructure debt following the Infrastructure Debt Acquisition. We reclassified activities from the infrastructure opportunities strategy in the Private Equity Group and from the former Real Estate Group to the Real Assets Group to better align the segment presentation with how the asset classes within the investment strategies are managed. Historical periods have been modified to conform to the current period presentation. During the third quarter of 2022, we renamed the Secondary Solutions Group segment to the Secondaries Group. The segment name change did not result in any change to the composition of our segments and therefore did not result in any change to historical results. The following table sets forth FRE and RI by reportable segment and OMG ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings:
Credit Group	$232,918	$175,957	$56,961	32%	$650,801	$493,214	$157,587	32%
Private Equity Group	18,183	28,983	(10,800)	(37)	54,214	59,258	(5,044)	(9)
Real Assets Group	46,382	32,450	13,932	43	134,844	69,583	65,261	94
Secondaries Group	22,214	26,516	(4,302)	(16)	80,111	34,266	45,845	134
Strategic Initiatives	8,905	9,456	(551)	(6)	24,924	28,025	(3,101)	(11)
Operations Management Group	(95,444)	(90,803)	(4,641)	(5)	(286,287)	(225,369)	(60,918)	(27)
Fee Related Earnings	$233,158	$182,559	50,599	28	$658,607	$458,977	199,630	43
Realized Income:
Credit Group	$243,710	$182,152	$61,558	34%	$690,736	$532,359	$158,377	30%
Private Equity Group	14,204	40,050	(25,846)	(65)	47,631	91,035	(43,404)	(48)
Real Assets Group	55,630	34,610	21,020	61	166,595	87,049	79,546	91
Secondaries Group	20,884	26,788	(5,904)	(22)	80,245	34,535	45,710	132
Strategic Initiatives	4,757	6,509	(1,752)	(27)	15,708	23,234	(7,526)	(32)
Operations Management Group	(95,743)	(91,233)	(4,510)	(5)	(288,211)	(225,596)	(62,615)	(28)
Realized Income	$243,442	$198,876	44,566	22	$712,704	$542,616	170,088	31

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported in the Condensed Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income (loss) before taxes	$(60,378)	$246,988	$167,997	$756,829
Adjustments:
Depreciation and amortization expense(1)	219,339	36,668	297,795	71,742
Equity compensation expense	47,516	65,991	150,677	191,144
Acquisition-related compensation expense(2)	96,697	28,194	204,189	32,824
Acquisition and merger-related expense	1,852	754	12,046	18,364
Placement fees	9,729	32,413	7,611	33,740
Other (income) expense, net	(1,059)	(34,812)	934	(34,666)
Net income of non-controlling interests in consolidated subsidiaries	(5,616)	(5,268)	(6,583)	(8,614)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(16,489)	(47,372)	(48,897)	(102,331)
Total performance income—unrealized	(170,789)	(415,317)	(280,290)	(1,381,697)
Total performance related compensation—unrealized	124,466	296,044	207,115	1,022,393
Total net investment (income) loss—unrealized	(1,826)	(5,407)	110	(57,112)
Realized Income	243,442	198,876	712,704	542,616
Total performance income—realized	(29,984)	(44,762)	(143,946)	(246,720)
Total performance related compensation—realized	18,858	33,371	91,491	183,308
Total investment (income) loss—realized	842	(4,926)	(1,642)	(20,227)
Fee Related Earnings	$233,158	$182,559	$658,607	$458,977

(1)The three and nine months ended September 30, 2022 include non-cash impairment charges of $181.6 million recorded on certain intangible assets.
(2)Represents earnouts in connection with the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits in the Company’s Condensed Consolidated Statements of Operations.

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

Results of Operations by Segment

Credit Group—Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Fee Related Earnings:
The following table presents the components of the Credit Group's FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$345,871	$271,591	$74,280	27%	$972,201	$764,702	$207,499	27%
Fee related performance revenues	—	—	—	—	12,628	1,331	11,297	NM
Other fees	8,143	5,798	2,345	40	20,528	18,494	2,034	11
Compensation and benefits	(102,839)	(86,502)	(16,337)	(19)	(301,822)	(253,597)	(48,225)	(19)
General, administrative and other expenses	(18,257)	(14,930)	(3,327)	(22)	(52,734)	(37,716)	(15,018)	(40)
Fee Related Earnings	$232,918	$175,957	56,961	32	$650,801	$493,214	157,587	32

NM - Not Meaningful
Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$345.9
$2.3
$25.8
$68.6
$249.2
$271.6
$0.7
$23.0
$54.2
$193.7
$972.2
$4.8
$74.0
$178.7
$714.7
$764.7
$2.2
$67.4
$160.0
$535.1
Q3 2022
Q3 2021
YTD Q3 2022
YTD Q3 2021
Effective management fee rate 1.03% 1.04% 1.01% 1.04%
Part I Fees' contribution 0.20% 0.21% 0.19% 0.22%
Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched subsequent to Q3 2021
Fees from funds dissolved prior to Q3 2022

Management fees on existing funds increased primarily from deployment of capital with Pathfinder, ACE V and PCS II collectively generating additional fees of $20.3 million and $66.5 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. Management fees from SDL II, which launched at the end of the second quarter of 2021, increased by $9.6 million and $26.9 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021. The launch of our open-end core alternative credit fund in the third quarter of 2021 also contributed to the increase in management fees, generating additional fees of $5.2 million and $9.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Management fees from ARCC, excluding Part I Fees described below, increased by $12.6 million and $42.3 million for the three and nine months ended September 30, 2022, respectively, primarily due to an increase in the average size of ARCC's portfolio. The remaining increases in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased primarily due to the net addition of seven and six CLOs for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Part I Fees increased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios as well as the impact of rising interest rates.

The decreases in effective management fee rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were primarily driven by growth in lower fee generating strategies such as CLOs and our alternative credit funds, as well as deployment in Ares Senior Direct Lending Fund L.P. (“SDL”) and SDL II that have fee rates below 1.00%.

Fee Related Performance Revenues. Fee related performance revenues increased by $11.3 million to $12.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.The increase was primarily attributable to fee related performance revenues from three direct lending funds for the nine months ended September 30, 2022 and one direct lending fund for the nine months ended September 30, 2021. We expect the majority of our fee related performance revenues to be recognized in the fourth quarter in connection with the typical measurement period end date of each applicable fund’s performance against the annual performance hurdles.

Compensation and Benefits. Compensation and benefits increased by $16.3 million, or 19%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $48.2 million, or 19%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases were primarily driven by higher incentive compensation attributable to increased fee revenues and improved operating performance. The increase in compensation and benefits for the three months ended September 30, 2022 compared to the same period in 2021 was partially offset by a decrease in payroll taxes of $3.9 million primarily attributable to the vesting of non-recurring equity compensation awards in the third quarter of 2021. The nine months ended September 30, 2022 also included fee related performance compensation of $7.4 million from direct lending SMAs from the first quarter of 2022 and payroll related taxes of $7.2 million primarily attributable to the increase in restricted unit awards that vested in the first quarter of 2022.

Average headcount for the year-to-date period increased by 3% to 444 investment and investment support professionals for the third quarter of 2022 from 429 professionals for the same period in 2021 as we continued to add professionals to support our growing U.S. and European direct lending and alternative credit platforms.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.3 million, or 22%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $15.0 million, or 40%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Travel, marketing sponsorships and certain fringe benefits collectively increased by $2.1 million and $7.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, as marketing and company events returned to pre-pandemic levels and travel continues to ramp up toward historical levels. In connection with our fundraising efforts, amortization of placement fees has increased by $4.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increases were primarily associated with new commitments to PCS II and SDL II.

Realized Income:
The following table presents the components of the Credit Group's RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$232,918	$175,957	$56,961	32%	$650,801	$493,214	$157,587	32%
Performance income—realized	3,045	6,332	(3,287)	(52)	58,941	76,924	(17,983)	(23)
Performance related compensation—realized	(1,737)	(3,079)	1,342	44	(35,675)	(48,619)	12,944	27
Realized net performance income	1,308	3,253	(1,945)	(60)	23,266	28,305	(5,039)	(18)
Investment income—realized	4,495	618	3,877	NM	6,519	1,858	4,661	251
Interest and other investment income—realized	8,893	4,716	4,177	89	21,006	14,354	6,652	46
Interest expense	(3,904)	(2,392)	(1,512)	(63)	(10,856)	(5,372)	(5,484)	(102)
Realized net investment income	9,484	2,942	6,542	222	16,669	10,840	5,829	54
Realized Income	$243,710	$182,152	61,558	34	$690,736	$532,359	158,377	30

NM - Not Meaningful

Realized net performance income for the nine months ended September 30, 2022 and 2021 was primarily attributable to tax distributions from ACE III, ACE IV and PCS. Realized net performance income for the nine months ended September 30, 2022 also included incentive fees from an alternative credit fund, while the nine months ended September 30, 2021 also included incentive fees from an alternative credit fund and a CLO.
Realized net investment income for the three and nine months ended September 30, 2022 and 2021 was primarily attributable to interest income generated from our CLO investments. Realized net investment income for the three and nine months ended September 30, 2022 also included realizations from the settlement of forward contracts entered into to hedge our exposure to foreign currency fluctuations, primarily from the Euro, and included distributions from a U.S. direct lending fund and a European direct lending fund. In addition, the nine months ended September 30, 2022 included liquidating distributions from a European direct lending fund. Interest expense, which is allocated based on the cost basis of investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
Credit Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$102,777	$61,666	$41,111	$99,551	$59,731	$39,820
ACE IV	161,710	100,260	61,450	146,580	90,879	55,701
ACE V	105,232	63,139	42,093	51,482	30,889	20,593
PCS	117,483	69,419	48,064	132,050	77,780	54,270
PCS II	—	—	—	9,053	5,345	3,708
Other credit funds	182,996	130,415	52,581	156,717	105,064	51,653
Total Credit Group	$670,198	$424,899	$245,299	$595,433	$369,688	$225,745

The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of September 30, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Foreign Exchange and Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$99,551	$10,176	$(7,448)	$498	$102,777
ACE IV	European	146,580	32,758	(18,779)	1,151	161,710
ACE V	European	51,482	53,750	—	—	105,232
PCS	European	132,050	10,209	(24,143)	(633)	117,483
PCS II	European	9,053	(8,908)	—	(145)	—
Other credit funds	European	156,453	36,571	(5,310)	(4,968)	182,746
Other credit funds	American	264	(14)	—	—	250
Total accrued carried interest		595,433	134,542	(55,680)	(4,097)	670,198
Other credit funds	Incentive	—	3,261	(3,261)	—	—
Total Credit Group		$595,433	$137,803	$(58,941)	$(4,097)	$670,198

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2022	$33,537	$3,197	$5,379	$19,249	$92,710	$47,839	$201,911
Net new par/equity commitments	347	36	74	1,917	1,249	61	3,684
Net new debt commitments	403	—	—	—	3,299	—	3,702
Capital reductions	(53)	—	—	(45)	(433)	(16)	(547)
Distributions	(31)	(4)	3	(607)	(728)	(279)	(1,646)
Redemptions	(76)	(134)	(136)	100	(83)	—	(329)
Change in fund value	(310)	(11)	(47)	(269)	242	(1,900)	(2,295)
Balance at 9/30/2022	$33,817	$3,084	$5,273	$20,345	$96,256	$45,705	$204,480

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2021	$29,306	$3,152	$3,929	$14,493	$68,586	$48,121	$167,587
Net new par/equity commitments	151	284	427	3,173	3,795	1,220	9,050
Net new debt commitments	1,010	—	100	—	3,670	753	5,533
Capital reductions	(339)	—	—	—	(43)	1	(381)
Distributions	(21)	—	14	(273)	(392)	(272)	(944)
Redemptions	(82)	(81)	(65)	—	(39)	—	(267)
Change in fund value	(90)	36	56	123	776	(246)	655
Balance at 9/30/2021	$29,935	$3,391	$4,461	$17,516	$76,353	$49,577	$181,233

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$31,491	$3,632	$5,212	$17,424	$85,849	$49,104	$192,712
Net new par/equity commitments	972	259	857	4,806	5,930	392	13,216
Net new debt commitments	2,970	—	—	—	6,101	1,154	10,225
Capital reductions	(171)	—	—	(45)	(757)	(28)	(1,001)
Distributions	(80)	(9)	13	(881)	(1,679)	(845)	(3,481)
Redemptions	(257)	(308)	(197)	(199)	(173)	—	(1,134)
Change in fund value	(1,108)	(490)	(612)	(760)	985	(4,072)	(6,057)
Balance at 9/30/2022	$33,817	$3,084	$5,273	$20,345	$96,256	$45,705	$204,480

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	754	609	1,388	4,968	12,395	4,885	24,999
Net new debt commitments	2,306	—	100	—	7,966	3,124	13,496
Capital reductions	(603)	—	—	—	(1,801)	(87)	(2,491)
Distributions	(81)	—	8	(467)	(1,129)	(835)	(2,504)
Redemptions	(249)	(237)	(206)	(415)	(124)	(11)	(1,242)
Change in fund value	(159)	156	218	533	2,530	225	3,503
Balance at 9/30/2021	$29,935	$3,391	$4,461	$17,516	$76,353	$49,577	$181,233

The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $204.5	AUM: $181.2

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.0 billion and $8.5 billion of AUM of funds from which we indirectly earn management fees as of September 30, 2022 and 2021, respectively, and includes $1.0 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2022 and 2021.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2022	$32,121	$3,197	$4,904	$12,413	$51,769	$25,319	$129,723
Commitments	1,117	36	89	694	441	—	2,377
Subscriptions/deployment/increase in leverage	—	—	—	1,904	2,355	2,302	6,561
Capital reductions	(53)	—	(12)	—	(113)	(327)	(505)
Distributions	(21)	(4)	(14)	(480)	(977)	(161)	(1,657)
Redemptions	(76)	(134)	(144)	100	(83)	(134)	(471)
Change in fund value	(287)	(11)	(48)	(359)	146	(1,178)	(1,737)
Balance at 9/30/2022	$32,801	$3,084	$4,775	$14,272	$53,538	$25,821	$134,291

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 6/30/2021	$28,211	$3,149	$3,423	$7,916	$36,101	$20,788	$99,588
Commitments	1,099	284	514	303	664	—	2,864
Subscriptions/deployment/increase in leverage	19	—	41	391	3,153	2,491	6,095
Capital reductions	(290)	—	—	—	(36)	(9)	(335)
Distributions	(15)	—	(34)	(201)	(1,108)	(110)	(1,468)
Redemptions	(82)	(77)	(61)	—	(40)	(36)	(296)
Change in fund value	(128)	35	53	(90)	390	(306)	(46)
Balance at 9/30/2021	$28,814	$3,391	$3,936	$8,319	$39,124	$22,818	$106,402

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$30,327	$3,632	$4,714	$8,742	$46,128	$23,847	$117,390
Commitments	3,923	259	954	1,597	1,858	—	8,591
Subscriptions/deployment/increase in leverage	1	—	5	5,471	9,675	6,742	21,894
Capital reductions	(171)	—	(41)	(25)	(1,507)	(1,539)	(3,283)
Distributions	(50)	(9)	(42)	(795)	(2,802)	(514)	(4,212)
Redemptions	(257)	(308)	(204)	(143)	(173)	(259)	(1,344)
Change in fund value	(972)	(490)	(611)	(574)	359	(2,456)	(4,744)
Balance at 9/30/2022	$32,801	$3,084	$4,775	$14,272	$53,538	$25,821	$134,291

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	2,265	609	1,194	1,119	1,518	—	6,705
Subscriptions/deployment/increase in leverage	714	—	356	1,694	7,463	6,951	17,178
Capital reductions	(554)	—	(18)	—	(790)	(256)	(1,618)
Distributions	(37)	—	(68)	(441)	(2,656)	(581)	(3,783)
Redemptions	(249)	(234)	(189)	(294)	(99)	(233)	(1,298)
Change in fund value	(496)	155	204	(90)	1,351	77	1,201
Balance at 9/30/2021	$28,814	$3,391	$3,936	$8,319	$39,124	$22,818	$106,402

The charts below present FPAUM for the Credit Group by its fee basis ($ in billions):

FPAUM: $134.3	FPAUM: $106.4

Invested capital	Market value(1)	Collateral balances (at par)

(1)Includes $29.9 billion and $24.6 billion from funds that primarily invest in illiquid strategies as of September 30, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of September 30, 2022
ARCC contributed approximately 41% of the Credit Group’s total management fees for the nine months ended September 30, 2022. In addition, eight other significant funds, ACE III, ACE IV, ACE V, CADC, PCS, PCS II, SDL and SDL II, collectively contributed approximately 27% of the Credit Group’s management fees for the nine months ended September 30, 2022.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of September 30, 2022 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
ARCC(2)	2004	$25,654	N/A	1.1	N/A	5.1	N/A	11.9	U.S. Direct Lending
CADC(3)	2017	4,096	N/A	1.0	N/A	(2.2)	N/A	5.2	U.S. Direct Lending

(1)Since inception returns are annualized.
(2)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Net returns are calculated using the fund's NAV and assume dividends are reinvested at the closest quarter-end NAV to the relevant quarterly ex-dividend dates. Additional information related to ARCC can be found in its filings with the SEC, which are not part of this report.
(3)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to CADC can be found in its filings with the SEC, which are not part of this report.

The following table presents the performance data of our significant drawdown funds as of September 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE III(7)	2015	$4,613	$2,822	$2,249	$1,090	$2,179	$3,269	1.6x	1.4x	11.7	8.5	European Direct Lending
PCS	2017	3,535	3,365	2,653	1,580	1,938	3,518	1.4x	1.3x	12.1	8.6	U.S. Direct Lending
SDL Unlevered	2018	5,468	922	872	156	810	966	1.2x	1.1x	8.5	6.4	U.S. Direct Lending
SDL Levered			2,045	2,022	584	1,856	2,440	1.3x	1.2x	16.1	11.8
Funds Deploying Capital
ACE IV Unlevered(8)	2018	9,310	2,851	2,048	451	1,966	2,417	1.2x	1.2x	8.6	6.1	European Direct Lending
ACE IV Levered(8)			4,819	3,559	993	3,556	4,549	1.4x	1.3x	12.7	9.3
ACE V Unlevered(9)	2020	14,869	7,026	3,453	94	3,616	3,710	1.1x	1.1x	14.1	10.6	European Direct Lending
ACE V Levered(9)			6,376	3,131	141	3,370	3,511	1.2x	1.1x	22.7	17.0
PCS II(10)	2020	5,232	5,114	2,405	15	2,368	2,383	1.0x	1.0x	1.0	(1.4)	U.S. Direct Lending
SDL II Unlevered	2021	13,577	1,989	642	16	650	666	1.1x	1.0x	6.9	4.8	U.S. Direct Lending
SDL II Levered			6,047	1,704	89	1,741	1,830	1.1x	1.1x	12.8	8.8

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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 12.1% and 8.9%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.6x and 1.5x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 9.8% and 7.0%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE IV (G) Levered are 13.5% and 9.7%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered. The gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Unlevered are inclusive of a Japanese yen denominated feeder fund, which has not been presented separately. Metrics for ACE V (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE V (G) Unlevered are 14.9% and 11.0%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 22.6% and 16.3%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund's closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(10)Gross and net fund-level IRRs for PCS II are shown on a non-annualized basis as the time elapsed from the date of the first capital call is less than one year.

Private Equity Group—Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Fee Related Earnings:
The following table presents the components of the Private Equity Group's FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)

	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$52,316	$56,817	$(4,501)	(8)%	$145,669	$135,930	$9,739	7%
Other fees	556	370	186	50	1,261	726	535	74
Compensation and benefits	(26,865)	(23,220)	(3,645)	(16)	(70,724)	(62,047)	(8,677)	(14)
General, administrative and other expenses	(7,824)	(4,984)	(2,840)	(57)	(21,992)	(15,351)	(6,641)	(43)
Fee Related Earnings	$18,183	$28,983	(10,800)	(37)	$54,214	$59,258	(5,044)	(9)

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

$145.7
$10.6
$135.1
$135.9
$2.5
$133.4
$52.3
$7.4
$44.9
$56.8
$11.5
$45.3
Q3 2022
Q3 2021
YTD Q3 2022
YTD Q3 2021
Effective management fee rate
1.14%
1.08%
1.12%
1.07%
Fees from funds in existence in both periods
Fees from funds launched subsequent to Q3 2021
One-time fees

Management fees decreased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to one-time catch-up fees of $11.5 million that were generated from ACOF VI in the prior year period. Management fees for the three and nine months ended September 30, 2022 included increases of $2.2 million and $9.7 million, respectively, compared to the same periods in 2021 primarily driven by deployment in ASOF. ASOF II, which launched during the fourth quarter of 2021, contributed $7.4 million and $10.6 million in management fees for the three and nine months ended September 30, 2022, respectively. Management fees for ACOF IV, ACOF V and SSF IV decreased by $7.5 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to various asset realizations and distributions that reduced the fee bases. The increase in management fees for the nine months ended September 30, 2022 was also partially offset by one-time catch up fees of $2.5 million generated from ACOF VI in the prior year period.

The increase in effective management fee rate for the for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 was primarily driven by deployment of capital in ASOF and ASOF II, each of which have a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. Compensation and benefits increased by $3.6 million, or 16%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $8.7 million, or 14%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases were primarily driven by higher incentive compensation.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.8 million, or 57%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $6.6 million, or 43%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Travel, marketing sponsorships and certain fringe benefits collectively increased by $0.6 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, as marketing and company events returned to pre-pandemic levels and travel continues to ramp up toward historical levels. In connection with our fundraising efforts, amortization of placement fees has increased by $1.0 million and $3.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily driven by new commitments to ASOF II.
Realized Income:
The following table presents the components of the Private Equity Group's RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$18,183	$28,983	$(10,800)	(37)%	$54,214	$59,258	$(5,044)	(9)%
Performance income—realized	—	34,316	(34,316)	(100)	2,212	159,479	(157,267)	(99)
Performance related compensation—realized	(5)	(27,483)	27,478	100	(1,791)	(127,706)	125,915	99
Realized net performance income	(5)	6,833	(6,838)	NM	421	31,773	(31,352)	(99)
Investment income (loss)—realized	8	1,878	(1,870)	(100)	2,283	(4,387)	6,670	NM
Interest and other investment income—realized	201	4,861	(4,660)	(96)	1,898	9,825	(7,927)	(81)
Interest expense	(4,183)	(2,505)	(1,678)	(67)	(11,185)	(5,434)	(5,751)	(106)
Realized net investment income (loss)	(3,974)	4,234	(8,208)	NM	(7,004)	4	(7,008)	NM
Realized Income	$14,204	$40,050	(25,846)	(65)	$47,631	$91,035	(43,404)	(48)

NM - Not Meaningful
Realized net investment loss for the three and nine months ended September 30, 2022 largely represents interest expense exceeding limited realization activity during these periods. Interest expense, which is allocated based on the cost basis of investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
Realized net performance income and realized net investment income for the three and nine months ended September 30, 2021 was primarily attributable to realizations from the monetization of ACOF IV’s investment in Farrow & Ball following the sale of the company and of various assets in a fund within our special opportunities strategy. Realized net performance income for the nine months ended September 30, 2021 also included realizations from partial sales of ACOF IV’s position in AZEK. For the nine months ended September 30, 2021, realized net investment income was offset by a realized loss recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company.

Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of September 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$18,988	$15,190	$3,798	$43,510	$34,808	$8,702
ACOF IV	327,046	261,637	65,409	387,901	310,321	77,580
ACOF V	750,833	600,666	150,167	666,074	532,859	133,215
ACOF VI	124,562	99,650	24,912	73,261	58,608	14,653
ASOF	378,132	264,692	113,440	338,857	237,200	101,657
Other funds	69,850	46,017	23,833	33,526	21,787	11,739
Total Private Equity Group	$1,669,411	$1,287,852	$381,559	$1,543,129	$1,195,583	$347,546
The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of September 30, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF III	American	$43,510	$(24,522)	$—	$—	$18,988
ACOF IV	American	387,901	(58,643)	(2,212)	—	327,046
ACOF V	American	666,074	84,759	—	—	750,833
ACOF VI	American	73,261	51,301	—	—	124,562
ASOF	European	338,857	39,275	—	—	378,132
Other funds	European	30,784	38,208	—	799	69,791
Other funds	American	2,742	(2,683)	—	—	59
Total Private Equity Group		$1,543,129	$127,695	$(2,212)	$799	$1,669,411

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 6/30/2022	$21,270	$12,142	$33,412
Net new par/equity commitments	—	1,337	1,337
Capital reductions	(2)	—	(2)
Distributions	(79)	(3)	(82)
Change in fund value	367	234	601
Balance at 9/30/2022	$21,556	$13,710	$35,266

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 6/30/2021	$20,603	$6,307	$26,910
Net new par/equity commitments	1,453	200	1,653
Net new debt commitments	—	200	200
Capital reductions	(2)	—	(2)
Distributions	(864)	(269)	(1,133)
Change in fund value	828	506	1,334
Balance at 9/30/2021	$22,018	$6,944	$28,962

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$21,639	$11,765	$33,404
Net new par/equity commitments	—	2,137	2,137
Capital reductions	(6)	(200)	(206)
Distributions	(469)	(133)	(602)
Change in fund value	392	141	533
Balance at 9/30/2022	$21,556	$13,710	$35,266

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$18,233	$5,721	$23,954
Net new par/equity commitments	1,554	150	1,704
Net new debt commitments	—	200	200
Capital reductions	(7)	—	(7)
Distributions	(2,273)	(554)	(2,827)
Change in fund value	4,511	1,427	5,938
Balance at 9/30/2021	$22,018	$6,944	$28,962

The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $35.2	AUM: $29.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.1 billion and $1.2 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2022 and 2021, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 6/30/2022	$12,116	$5,575	$17,691
Subscriptions/deployment/increase in leverage	21	1,465	1,486
Distributions	(25)	(181)	(206)
Change in fund value	(2)	(1)	(3)
Change in fee basis	(14)	—	(14)
Balance at 9/30/2022	$12,096	$6,858	$18,954

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 6/30/2021	$11,748	$3,259	$15,007
Commitments	1,427	—	1,427
Subscriptions/deployment/increase in leverage	89	487	576
Distributions	(471)	(44)	(515)
Change in fund value	5	—	5
Change in fee basis	(6)	—	(6)
Balance at 9/30/2021	$12,792	$3,702	$16,494

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$12,473	$4,216	$16,689
Subscriptions/deployment/increase in leverage	38	3,661	3,699
Distributions	(163)	(1,019)	(1,182)
Change in fund value	(4)	—	(4)
Change in fee basis	(248)	—	(248)
Balance at 9/30/2022	$12,096	$6,858	$18,954

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$14,770	$2,723	$17,493
Commitments	1,579	—	1,579
Subscriptions/deployment/increase in leverage	535	1,308	1,843
Distributions	(1,332)	(329)	(1,661)
Change in fund value	5	—	5
Change in fee basis	(2,765)	—	(2,765)
Balance at 9/30/2021	$12,792	$3,702	$16,494

The charts below present FPAUM for the Private Equity Group by its fee basis ($ in billions):

FPAUM: $19.0	FPAUM: $16.5

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of September 30, 2022

Three significant funds, ACOF V, ASOF and ACOF VI, collectively contributed approximately 75% of the Private Equity Group’s management fees for the nine months ended September 30, 2022.

The following table presents the performance data of our significant drawdown funds as of September 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ACOF V	2017	$9,426	$7,850	$7,415	$3,243	$8,702	$11,945	1.6x	1.4x	15.4	11.0	Corporate Private Equity
ASOF	2019	5,430	3,518	5,407	2,964	4,420	7,384	1.6x	1.5x	33.8	26.1	Special Opportunities
ACOF VI	2020	6,327	5,743	3,728	323	4,279	4,602	1.2x	1.1x	21.5	22.2	Corporate Private Equity

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
(4)The net MoIC for ASOF is calculated at the fund-level. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net MoIC for the corporate private equity funds is calculated at the investment level. For all funds, the net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees and carried interest, other expenses and credit facility interest expenses, as applicable. The net MoICs for the corporate private equity funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.4x for ACOF V and 1.1x for ACOF VI.
(5)For the corporate private equity funds, the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from investments and the residual value of the investments at the end of the measurement period. Gross IRRs reflect returns to all partners. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses. For the special opportunities funds the gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs for the corporate private equity funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the gross IRRs would be 15.3% for ACOF V and 20.1% for ACOF VI.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and non-fee paying limited partners who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs for the corporate private equity funds are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 11.1% for ACOF V and 18.4% for ACOF VI.

Real Assets Group—Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Fee Related Earnings:
The following table presents the components of the Real Assets Group's FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$91,013	$67,934	$23,079	34%	$254,233	$150,691	$103,542	69%
Fee related performance revenues	855	579	276	48	2,178	1,938	240	12
Other fees	11,493	3,681	7,812	212	27,924	4,604	23,320	NM
Compensation and benefits	(46,947)	(33,070)	(13,877)	(42)	(121,183)	(73,438)	(47,745)	(65)
General, administrative and other expenses	(10,032)	(6,674)	(3,358)	(50)	(28,308)	(14,212)	(14,096)	(99)
Fee Related Earnings	$46,382	$32,450	13,932	43	$134,844	$69,583	65,261	94

NM - Not Meaningful
Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$254.2
$4.8
$13.0
$25.3
$94.8
$116.3
$150.7
$12.3
$1.7
$17.9
$118.8
$91.0
$2.0
$5.2
$10.7
$35.0
$38.1
$67.9
$9.9
$0.4
$17.9
$39.7
Q3 2022
Q3 2021
YTD Q3 2022
YTD Q3 2021
Effective management fee rate
0.89%
0.93%
0.89%
0.97%
Fees from funds in existence in both periods
Fees from funds from the Black Creek Acquisition
Fees from infrastructure debt funds
Fees from funds launched subsequent to Q3 2021
One-time fees
Fees from funds dissolved prior to Q3 2022

Management fees increased by $27.8 million and $102.2 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 due to funds from the Black Creek Acquisition and Infrastructure Debt Acquisition. Excluding one-time catch-up fees of $1.8 million and $4.8 million for the three and nine months ended September 30, 2022, respectively, management fees from US X increased by $2.7 million and $9.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Management fees also increased by $3.9 million and $10.5 million, for the three and nine months ended September 30, 2022, respectively, due to new commitments to our sixth European real estate equity fund. Management fees from real estate debt funds increased by $2.0 million and $6.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the continued fundraising and subsequent deployment within these open-ended funds. The increases in management fees were partially offset by decreases driven by one-time catch-up fees generated by Ares European Property Enhancement Partners III, SCSp and ACIP in the prior year periods. In addition, management fees from US IX and EF V collectively decreased by $4.6 million and $11.9 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The fee base for US IX has been reduced due to various asset realizations and distributions and the fee base for EF V changed from committed capital to invested capital following the launch of our sixth European real estate equity fund.

The decreases in effective management fee rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were primarily due to recently acquired funds with effective management fees rates below 0.75%, including funds within our infrastructure debt strategy and certain newly managed core/core-plus and industrial U.S. real estate equity funds. The decreases were also attributable to deployment in our real estate debt funds that have effective management fee rates below 0.75%. The decreases in effective management fee rates were partially offset by additional capital raised in our non-traded REITs, which have effective management fee rates between 1.10% and 1.25%.
Other Fees. Other fees increased by $7.8 million, or 212%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $23.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases primarily represent higher fees that were generated under the investment management agreements of the funds that were acquired in the Black Creek Acquisition, including property-related fees, such as acquisition, development and property management, of $5.8 million and $17.8 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, of which $4.6 million and $6.9 million for the comparative periods related to development fees from AIREIT. These property-related fees are recognized as services are performed which may result in periodic fluctuations. Other fees also includes upfront transaction fees, referred to as facilitation fees, which are generated when investors contribute real property through a like-kind 1031 exchange for fund shares. For the three and nine months ended September 30, 2022 when compared to the same periods in 2021, we have recognized facilitation fees of $0.7 million and $3.8 million, respectively.
Compensation and Benefits. Compensation and benefits increased by $13.9 million, or 42%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $47.7 million, or 65%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases were primarily driven by headcount growth from acquisitions and to support the expansion of our business, as we continued to add professionals to support our growing U.S. real estate equity and infrastructure opportunities platforms. Headcount growth attributable to the Infrastructure Debt Acquisition contributed $3.9 million and $9.4 million in recurring employment related costs for the three and nine months ended September 30, 2022, respectively. The increase in salaries and benefits for the nine months ending September 30, 2022 included $21.7 million from the first two quarters of 2022 related to the Black Creek Acquisition which did not have comparable results as the transaction closed at the beginning of the third quarter of 2021.
Average headcount for the third quarter of 2022 increased by 29% to 328 investment and investment support professionals for the 2022 period from 255 professionals for the same period in 2021, including 25 professionals from the Infrastructure Debt Acquisition. Average headcount for the year-to-date period increased by 79% to 303 investment and investment support professionals for the third quarter of 2022 from 169 professionals for the same period in 2021, including 146 professionals from the Black Creek Acquisition and the Infrastructure Debt Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $3.4 million, or 50%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $14.1 million, or 99%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The Infrastructure Debt Acquisition has contributed general, administrative and other expenses of $1.4 million and $3.0 million for the three and nine months ended September 30, 2022, respectively. The increase in general, administrative and other expenses for the nine months ending September 30, 2022 included $4.7 million from the first two quarters of 2022 related to the Black Creek Acquisition which did not have comparable results as the transaction closed at the beginning of the third quarter of 2021.
Excluding the impact from the acquisitions, other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $2.7 million for the nine months ended September 30, 2022 compared to the same period in 2021, as travel, marketing and company events have returned to pre-pandemic levels. Certain expenses, primarily the occupancy costs, information technology and information services, have also increased by $0.7 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, to support the expanding platform.

Realized Income:
The following table presents the components of the Real Assets Group's RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$46,382	$32,450	$13,932	43%	$134,844	$69,583	$65,261	94%
Performance income—realized	26,939	4,114	22,825	NM	78,637	10,317	68,320	NM
Performance related compensation—realized	(17,115)	(2,809)	(14,306)	NM	(50,510)	(6,983)	(43,527)	NM
Realized net performance income	9,824	1,305	8,519	NM	28,127	3,334	24,793	NM
Investment income—realized	339	1,841	(1,502)	(82)	4,224	13,877	(9,653)	(70)
Interest and other investment income—realized	2,180	918	1,262	137	7,597	4,783	2,814	59
Interest expense	(3,095)	(1,904)	(1,191)	(63)	(8,197)	(4,528)	(3,669)	(81)
Realized net investment income (loss)	(576)	855	(1,431)	NM	3,624	14,132	(10,508)	(74)
Realized Income	$55,630	$34,610	21,020	61	$166,595	$87,049	79,546	91

NM - Not Meaningful
Realized net performance income and realized net investment income for the three and nine months ended September 30, 2022 were primarily attributable to realizations from US VIII driven by multifamily and industrial property sales. Realized net performance income for the three and nine months ended September 30, 2022 also included incentive fees generated from an industrial real estate fund.
Realized net performance income and realized net investment income for the three and nine months ended September 30, 2021 were primarily attributable to realizations from the sale of multiple properties held in U.S. real estate equity funds. Realized net investment income for the nine months ended September 30, 2021 was also attributable to monetization of various assets in an infrastructure opportunities fund and to distributions from real estate debt vehicles, driven by operating income during the period.
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

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$38,159	$24,421	$13,738	$88,112	$56,391	$31,721
US IX	127,697	79,172	48,525	110,074	68,246	41,828
EF IV	66,665	40,000	26,665	70,600	42,361	28,239
EF V	27,760	19,432	8,328	69,946	48,962	20,984
AREOF III	53,867	32,320	21,547	24,204	14,523	9,681
EIF V	87,029	65,054	21,975	62,592	46,787	15,805
Other real assets funds	186,025	114,968	71,057	113,932	68,599	45,333
Total Real Assets Group	$587,202	$375,367	$211,835	$539,460	$345,869	$193,591

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of September 30, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Foreign Exchange and Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$88,112	$15,667	$(65,620)	$—	$38,159
US IX	European	110,074	17,623	—	—	127,697
EF IV	American	70,600	(3,935)	—	—	66,665
EF V	American	69,946	(42,186)	—	—	27,760
AREOF III	European	24,204	29,663	—	—	53,867
EIF V	European	62,592	24,437	—	—	87,029
Other real assets funds	European	52,262	61,675	(709)	4,100	117,328
Other real assets funds	American	61,670	7,765	(1,000)	262	68,697
Total accrued carried interest		539,460	110,709	(67,329)	4,362	587,202
Other real assets funds	Incentive	—	11,308	(11,308)	—	—
Total Real Assets Group		$539,460	$122,017	$(78,637)	$4,362	$587,202

Real Assets Group—Assets Under Management
The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2022	$30,271	$8,558	$11,372	$4,316	$8,060	$62,577
Net new par/equity commitments	1,170	20	99	366	511	2,166
Net new debt commitments	200	—	204	—	—	404
Capital reductions	(200)	—	(24)	—	—	(224)
Distributions	(248)	(50)	(49)	(112)	(52)	(511)
Redemptions	(180)	—	—	—	—	(180)
Change in fund value	121	(495)	68	751	318	763
Balance at 9/30/2022	$31,134	$8,033	$11,670	$5,321	$8,837	$64,995

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2021	$5,702	$5,648	$8,375	$3,822	$—	$23,547
Acquisitions	13,719	—	—	—	—	13,719
Net new par/equity commitments	791	1,040	246	324	—	2,401
Net new debt commitments	—	—	250	—	—	250
Capital reductions	—	—	(41)	—	—	(41)
Distributions	(488)	(180)	(39)	(358)	—	(1,065)
Redemptions	(28)	—	—	—	—	(28)
Change in fund value	1,399	57	50	(54)	—	1,452
Balance at 9/30/2021	$21,095	$6,565	$8,841	$3,734	$—	$40,235

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	4,467	2,038	955	431	698	8,589
Net new debt commitments	1,305	419	1,229	—	—	2,953
Capital reductions	(434)	—	(87)	—	—	(521)
Distributions	(1,301)	(409)	(144)	(433)	(239)	(2,526)
Redemptions	(308)	—	(90)	—	—	(398)
Change in fund value	2,728	(842)	148	567	194	2,795
Balance at 9/30/2022	$31,134	$8,033	$11,670	$5,321	$8,837	$64,995

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$3,485	$—	$18,293
Acquisitions	13,719	—	—	—	—	13,719
Net new par/equity commitments	1,985	1,917	843	592	—	5,337
Net new debt commitments	—	—	2,655	—	—	2,655
Capital reductions	—	—	(273)	—	—	(273)
Distributions	(788)	(475)	(107)	(692)	—	(2,062)
Redemptions	(28)	—	(7)	—	—	(35)
Change in fund value	1,803	312	137	349	—	2,601
Balance at 9/30/2021	$21,095	$6,565	$8,841	$3,734	$—	$40,235

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $65.0	AUM: $40.2

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion and $0.5 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2022 and 2021, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2022	$19,934	$5,352	$3,953	$4,474	$5,518	$39,231
Commitments	1,113	20	—	—	—	1,133
Subscriptions/deployment/increase in leverage	52	171	11	106	495	835
Distributions	(136)	(11)	(51)	(154)	(214)	(566)
Redemptions	(180)	—	—	—	—	(180)
Change in fund value	119	(315)	74	—	(113)	(235)
Change in fee basis	3	—	—	—	—	3
Balance at 9/30/2022	$20,905	$5,217	$3,987	$4,426	$5,686	$40,221

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 6/30/2021	$4,365	$4,339	$3,113	$3,725	$—	$15,542
Acquisitions	7,155	—	—	—	—	7,155
Commitments	721	602	—	324	—	1,647
Subscriptions/deployment/increase in leverage	931	234	299	—	—	1,464
Distributions	(114)	(158)	(103)	(294)	—	(669)
Redemptions	(28)	—	—	—	—	(28)
Change in fund value	610	(65)	43	—	—	588
Change in fee basis	—	(5)	—	—	—	(5)
Balance at 9/30/2021	$13,640	$4,947	$3,352	$3,755	$—	$25,694

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	3,661	1,627	106	—	—	5,394
Subscriptions/deployment/increase in leverage	663	427	574	306	1,296	3,266
Capital reductions	—	(10)	(81)	—	—	(91)
Distributions	(759)	(246)	(185)	(376)	(263)	(1,829)
Redemptions	(308)	—	(100)	—	—	(408)
Change in fund value	1,966	(678)	157	—	(202)	1,243
Change in fee basis	(5)	(819)	—	—	—	(824)
Balance at 9/30/2022	$20,905	$5,217	$3,987	$4,426	$5,686	$40,221

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$3,659	$4,088	$2,505	$3,679	$—	$13,931
Acquisitions	7,155	—	—	—	—	7,155
Commitments	1,630	1,053	202	592	—	3,477
Subscriptions/deployment/increase in leverage	1,067	271	849	—	—	2,187
Capital reductions	—	—	(32)	—	—	(32)
Distributions	(322)	(298)	(283)	(341)	—	(1,244)
Redemptions	(28)	—	(7)	—	—	(35)
Change in fund value	611	(162)	118	—	—	567
Change in fee basis	(132)	(5)	—	(175)	—	(312)
Balance at 9/30/2021	$13,640	$4,947	$3,352	$3,755	$—	$25,694

The charts below present FPAUM for the Real Assets Group by its fee basis ($ in billions):

FPAUM: $40.2	FPAUM: $25.7

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE's FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of September 30, 2022

Four significant funds, Ares Industrial Real Estate Income Trust, Inc. (“AIREIT”), Ares Real Estate Income Trust, Inc. (“AREIT”), Infrastructure Debt Fund IV (“IDF IV”) and an open-ended industrial real estate fund, collectively contributed approximately 41% of the Real Assets Group’s management fees for the nine months ended September 30, 2022.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of September 30, 2022 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Current Quarter		Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net	Gross	Net
AREIT(2)	2012	$4,825	N/A	1.4	N/A	12.3	N/A	8.1	U.S. Real Estate Equity
AIREIT(3)	2017	8,131	N/A	1.7	N/A	26.6	N/A	14.9	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	5,791	1.4	1.1	22.7	18.9	29.1	24.0	U.S. Real Estate Equity

(1)Since inception returns are annualized.
(2)Performance is measured by total return, which includes income and appreciation and reinvestment of all distributions for the respective time period. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Actual individual stockholder returns will vary. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. The inception date used in the calculation of the since inception return is the date in which the first shares of common stock were sold after converting to a NAV-based REIT. Additional information related to AREIT can be found in its filings with the SEC, which are not part of this report.
(3)Performance is measured by total return, which includes income and appreciation and reinvestment of all distributions for the respective time period. Returns are shown for institutional share class. Shares of other classes may have lower returns due to higher selling commissions and fees. Actual individual stockholder returns will vary. Net returns are calculated using the fund’s NAV and assume distributions are reinvested at the NAV on the date of distribution. Additional information related to AIREIT can be found in its filings with the SEC, which are not part of this report.
(4)Returns are time-weighted rates of return and include the reinvestment of income and other earnings from securities or other investments and reflect the deduction of all trading expenses. Gross returns do not reflect the deduction of management fees, incentive fees, as applicable, or other expenses. Net returns are calculated by subtracting the applicable management fees, incentive fees, as applicable and other expenses from the gross returns on a quarterly basis.

The following table presents the performance data of our significant drawdown fund as of September 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,411	$4,012	$4,322	$1,628	$3,114	$4,742	1.2x	1.1x	7.9	5.7	Infrastructure Debt

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
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Gross IRR reflects returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest and other expenses, but after giving effect to credit facility interest expenses, as applicable, as applicable. The funds may utilize a credit facility during the investment period and for general cash management purposes. Gross fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, Yen hedged parallel funds and a single investor U.S. Dollar parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the U.S. Dollar unhedged parallel fund are 6.2% and 4.0%, respectively. The gross and net MoIC for the U.S. Dollar unhedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 10.8% and 8.5%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.2x, respectively. The gross and net IRR for the Yen hedged parallel fund are 6.8% and 4.7%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 4.9% and 2.9%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.0x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund's closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Secondaries Group—Three and Nine Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 and the Period June 2, 2021 through September 30, 2021

The activity for the nine months ended September 30, 2021 represents results subsequent to the Landmark Acquisition that closed on June 2, 2021 and is not comparable to the results for the nine months ended September 30, 2022.

Fee Related Earnings:

The following table presents the components of the Secondaries Group's FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,	For the period June 2 through September 30,

($ in thousands)	2022	2021	$ Change	% Change	2022	2021
Management fees	$44,385	$41,064	$3,321	8%	$135,090	$53,962
Fee related performance revenues	235	—	235	NM	235	—
Compensation and benefits	(19,191)	(11,955)	(7,236)	(61)	(45,964)	(16,244)
General, administrative and other expenses	(3,215)	(2,593)	(622)	(24)	(9,250)	(3,452)
Fee Related Earnings	$22,214	$26,516	(4,302)	(16)	$80,111	$34,266

NM - Not Meaningful

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):

$135.1
$7.4
$38.4
$89.3
$54.0
$3.1
$14.2
$36.7
$44.4
$2.5
$12.9
$29.0
$41.1
$2.3
$10.8
$28.0
Q3 2022
Q3 2021
YTD Q3 2022
For the period June 2, 2021 through September 30, 2021
Effective management fee rate
0.88%
0.90%
0.89%
0.91%
Private Equity Secondaries
Real Estate Secondaries
Infrastructure Secondaries

Excluding one-time catch-up fees of $4.0 million for the three months ended September 30, 2022 and $2.3 million for the three months ended September 30, 2021, management fees increased by $2.2 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to new commitments to our 17th private equity secondaries fund and related vehicles. Our ninth real estate secondaries fund, excluding one-time catch up fees of $1.0 million, generated additional fees of $3.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in management fees was partially offset by the decrease in management fees from Landmark Equity Partners XV, L.P. (“LEP XV”) and LREP VIII of $3.4 million and $2.3 million, respectively, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021; the decrease was due to the changes in fee base of both funds to reported value, which largely reflects the NAV of each funds’ limited partnership interests, from called capital plus unfunded commitments for LEP XV and from committed capital for LREP VIII.
Fee Related Performance Revenues. The activity for the three and nine months ended September 30, 2022 was attributable to fee related performance revenues from APMF.
Compensation and Benefits. Compensation and benefits increased by $7.2 million, or 61%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in salaries and benefits was primarily driven by the increase in incentive compensation.
Realized Income:

The following table presents the components of the Secondaries Group's RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,	For the period June 2 through September 30,

($ in thousands)	2022	2021	$ Change	% Change	2022	2021
Fee Related Earnings	$22,214	$26,516	$(4,302)	(16)%	$80,111	$34,266
Performance income—realized	—	—	—	—	4,156	—
Performance related compensation—realized	(1)	—	(1)	NM	(3,515)	—
Realized net performance income	(1)	—	(1)	NM	641	—
Interest and other investment income—realized	424	699	(275)	(39)	3,268	701
Interest expense	(1,753)	(427)	(1,326)	NM	(3,775)	(432)
Realized net investment income (loss)	(1,329)	272	(1,601)	NM	(507)	269
Realized Income	$20,884	$26,788	(5,904)	(22)	$80,245	$34,535

NM - Not Meaningful

Realized net performance income for the nine months ended September 30, 2022 was primarily attributable to tax distributions from LREP VIII.

Realized net investment income for the nine months ended September 30, 2022 included dividend income received from a real estate secondaries fund and an infrastructure secondaries fund. Interest expense, which is allocated based on the cost basis of investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.

Secondaries Group—Performance Income
In the Secondaries Group, we are entitled to carried interest from the funds with closings subsequent to the completion of the Landmark Acquisition and to carried interest we acquired through the purchase of ownership interests in certain Landmark GP entities. The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Secondaries Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of September 30, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$154,019	$130,916	$23,103	$159,490	$135,566	$23,924
LREP VIII	114,970	97,724	17,246	80,772	68,656	12,116
Other fee generating funds	61,472	52,251	9,221	58,013	49,108	8,905
Total Secondaries Group	$330,461	$280,891	$49,570	$298,275	$253,330	$44,945

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2021	Activity during the period		As of September 30, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$159,490	$(5,471)	$—	$154,019
LREP VIII	European	80,772	37,848	(3,650)	114,970
Other fee generating funds	European	58,013	3,569	(110)	61,472
Total accrued carried interest		298,275	35,946	(3,760)	330,461
Other secondaries funds	Incentive	—	396	(396)	—
Total Secondaries Group		$298,275	$36,342	$(4,156)	$330,461

Secondaries Group—Assets Under Management

The table below presents the rollforward of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 6/30/2022	$14,707	$7,522	$1,663	$23,892
Net new par/equity commitments	239	202	—	441
Distributions	(891)	(189)	(4)	(1,084)
Change in fund value	(627)	155	12	(460)
Balance at 9/30/2022	$13,428	$7,690	$1,671	$22,789

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 6/30/2021	$12,316	$5,570	$1,590	$19,476
Net new par/equity commitments	1,130	—	—	1,130
Distributions	(250)	(268)	(17)	(535)
Change in fund value	463	184	25	672
Balance at 9/30/2021	$13,659	$5,486	$1,598	$20,743

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$22,119
Acquisitions	199	—	—	199
Net new par/equity commitments	887	1,425	74	2,386
Distributions	(1,178)	(876)	(155)	(2,209)
Change in fund value	(313)	479	128	294
Balance at 9/30/2022	$13,428	$7,690	$1,671	$22,789

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	12,275	5,641	1,597	19,513
Net new par/equity commitments	1,231	—	—	1,231
Distributions	(301)	(335)	(23)	(659)
Change in fund value	454	180	24	658
Balance at 9/30/2021	$13,659	$5,486	$1,598	$20,743

The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $22.8	AUM: $20.8

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.4 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2022 and 2021.

Secondaries Group—Fee Paying AUM
The table below presents the rollforward of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 6/30/2022	$11,201	$5,074	$1,279	$17,554
Commitments	212	200	—	412
Subscriptions/deployment/increase in leverage	9	78	9	96
Distributions	(29)	(188)	(4)	(221)
Change in fund value	(263)	111	(18)	(170)
Change in fee basis	50	(1)	—	49
Balance at 9/30/2022	$11,180	$5,274	$1,266	$17,720

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 6/30/2021	$10,828	$4,928	$1,171	$16,927
Commitments	278	—	—	278
Subscriptions/deployment/increase in leverage	—	—	7	7
Distributions	(38)	(28)	(7)	(73)
Change in fund value	44	28	11	83
Change in fee basis	—	(37)	—	(37)
Balance at 9/30/2021	$11,112	$4,891	$1,182	$17,185

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$18,364
Acquisitions	131	—	—	131
Commitments	806	1,039	74	1,919
Subscriptions/deployment/increase in leverage	67	323	25	415
Distributions	(88)	(866)	(127)	(1,081)
Change in fund value	(191)	834	106	749
Change in fee basis	(1,332)	(1,445)	—	(2,777)
Balance at 9/30/2022	$11,180	$5,274	$1,266	$17,720

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	10,740	4,928	1,171	16,839
Commitments	378	—	—	378
Subscriptions/deployment/increase in leverage	2	—	7	9
Distributions	(38)	(28)	(7)	(73)
Change in fund value	42	28	11	81
Change in fee basis	(12)	(37)	—	(49)
Balance at 9/30/2021	$11,112	$4,891	$1,182	$17,185

The chart below presents FPAUM for the Secondaries Group by its fee basis ($ in billions):

FPAUM: $17.7	FPAUM: $17.2

Market value(1)	Invested capital/other	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of September 30, 2022

Three significant funds, LEP XV, LEP XVI and LREP VIII, collectively contributed approximately 53% of the Secondaries Group’s management fees for the nine months ended September 30, 2022.
The following table presents the performance data of our significant drawdown funds as of September 30, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XV(7)	2013	$1,457	$3,250	$2,629	$2,555	$1,192	$3,747	1.6x	1.4x	18.2	12.8	Private Equity Secondaries
LEP XVI(7)	2016	5,321	4,896	2,962	1,739	2,839	4,578	1.7x	1.6x	45.3	30.9	Private Equity Secondaries
LREP VIII(7)	2016	3,547	3,300	1,985	1,201	1,695	2,896	1.6x	1.5x	30.6	21.8	Real Estate Secondaries

For all funds in the Secondaries Group, returns are calculated from results of the underlying portfolio that are generally reported on a three month lag and may not include the impact of economic and market activities occurring in the current reporting period.

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

Strategic Initiatives—Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Fee Related Earnings:
The following table presents the components of Strategic Initiatives’ FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Management fees	$18,183	$16,544	$1,639	10%	$52,377	$48,963	$3,414	7%
Other fees	67	2	65	NM	181	82	99	121
Compensation and benefits	(7,859)	(5,316)	(2,543)	(48)	(22,059)	(15,440)	(6,619)	(43)
General, administrative and other expenses	(1,486)	(1,774)	288	16	(5,575)	(5,580)	5	—
Fee Related Earnings	$8,905	$9,456	(551)	(6)	$24,924	$28,025	(3,101)	(11)

NM - Not Meaningful

Management Fees. The chart below presents Strategic Initiatives management fees and effective management fee rates ($ in millions):

$52.4
$7.9
$9.4
$35.1
$49.0
$5.8
$8.0
$35.2
$18.2
$3.0
$3.1
$12.1
$16.6
$2.3
$2.8
$11.5
Q3 2022
Q3 2021
YTD Q3 2022
YTD Q3 2021
Effective management fee rate
0.86%
1.00%
0.88%
1.05%
Asian Special Situations
Asian Secured Lending
Insurance

Management fees increased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily driven by new commitments to our sixth Asian special situations fund and by additional managed assets in our insurance strategy. SLO III also contributed to the increase in management fees for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to deployment of capital. Following the launch of our sixth Asian special situations fund in the first quarter of 2022, SSG Capital Partners V, L.P. (“SSG Fund V”) had a reduction in fee base that partially offset the increase in management fees over the comparative periods.
The decreases in effective management fee rate for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 were primarily driven by the growing fee base of our insurance strategy, which has an effective management fee rate of 0.30%. The effective management fee rate also decreased due to the launch of our sixth Asian special situations fund in the first quarter of 2022. Our sixth Asian special situations fund pays a fee on both committed and invested capital. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits. Compensation and benefits increased by $2.5 million, or 48%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $6.6 million, or 43%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases in salaries and benefits for the three and nine months ended September 30, 2022 were primarily driven by i) our decision to acquire a team that was dedicated to supporting Ares SSG deal sourcing in India, leading to a corresponding decrease in general, administrative and other expenses; the impact of this decision is expected to continue in future periods, and ii) headcount growth across all strategies to support our strategic initiatives. Average headcount for the year-to-date period increased by 39% to 64 investment and investment support professionals, including 11 professionals from the expansion of our team in India, from 46 professionals for the same period in 2021.
General, Administrative and Other Expenses. General, administrative and other expenses remained relatively flat for the three and nine months ended September 30, 2022 compared to the same periods in 2021. As described previously, the decision to acquire the deal sourcing team in India contributed to a reduction in professional fees and was offset by increasing occupancy and information services costs to support our expanding workforce for the three and nine months ended September 30, 2022 compared to the same periods in 2021.
Realized Income:
The following table presents the components of Strategic Initiatives RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$8,905	$9,456	$(551)	(6)%	$24,924	$28,025	$(3,101)	(11)%
Investment income-realized	—	1,025	(1,025)	(100)	858	1,347	(489)	(36)
Interest and other investment income-realized	1,096	163	933	NM	6,613	2,824	3,789	134
Interest expense	(5,244)	(4,135)	(1,109)	(27)	(16,687)	(8,962)	(7,725)	(86)
Realized net investment loss	(4,148)	(2,947)	(1,201)	41	(9,216)	(4,791)	(4,425)	(92)
Realized Income	$4,757	$6,509	(1,752)	(27)	$15,708	$23,234	(7,526)	(32)

NM - Not Meaningful
Interest expense, which is allocated based on the cost basis of investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
For the three and nine months ended September 30, 2022, we earned interest income from a fund invested in insurance companies. For the nine months ended September 30, 2021, we received distributions from an investment vehicle that manages a portfolio of non-performing loans.

Strategic Initiatives—Assets Under Management
The tables below present rollforwards of AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 6/30/2022	$7,105	$2,378	$336	$1,702	$1,000	$12,521
Net new par/equity commitments	—	—	100	1,008	—	1,108
Net new debt commitments	—	6	1,366	—	—	1,372
Distributions	(394)	(30)	—	(694)	—	(1,118)
Change in fund value	74	30	(20)	(81)	—	3
Balance at 9/30/2022	$6,785	$2,384	$1,782	$1,935	$1,000	$13,886

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 6/30/2021	$5,025	$2,467	$—	$1,874	$1,000	$10,366
Net new par/equity commitments	—	70	—	143	—	213
Capital reductions	—	(29)	—	—	—	(29)
Distributions	252	(2)	—	(48)	—	202
Change in fund value	94	(21)	—	11	—	84
Balance at 9/30/2021	$5,371	$2,485	$—	$1,980	$1,000	$10,836

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2021	$6,239	$2,456	$—	$1,928	$1,000	$11,623
Net new par/equity commitments	1,135	10	462	1,118	—	2,725
Net new debt commitments	—	6	1,366	—	—	1,372
Capital reductions	—	(5)	—	—	—	(5)
Distributions	(598)	(101)	—	(744)	—	(1,443)
Change in fund value	9	18	(46)	(367)	—	(386)
Balance at 9/30/2022	$6,785	$2,384	$1,782	$1,935	$1,000	$13,886

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2020	$5,154	$1,864	$—	$2,243	$—	$9,261
Net new par/equity commitments(1)	3	620	—	(230)	1,000	1,393
Distributions	(73)	(2)	—	(103)	—	(178)
Change in fund value	287	3	—	70	—	360
Balance at 9/30/2021	$5,371	$2,485	$—	$1,980	$1,000	$10,836

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.

The components of our AUM for Strategic Initiatives are presented below ($ in billions):

AUM: $13.9	AUM: $10.8

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.3 billion and $0.1 billion of non-fee paying AUM based on our general partner commitment as of September 30, 2022 and 2021, respectively.

Strategic Initiatives—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 6/30/2022	$4,566	$1,134	$—	$1,392	$7,092
Commitments	—	6	—	628	634
Subscriptions/deployment/increase in leverage	181	499	140	—	820
Capital reductions	(8)	—	—	—	(8)
Distributions	(309)	(208)	—	(418)	(935)
Change in fund value	(12)	—	—	(141)	(153)
Balance at 9/30/2022	$4,418	$1,431	$140	$1,461	$7,450

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 6/30/2021	$3,618	$1,055	$—	$1,948	$6,621
Commitments	—	—	—	233	233
Subscriptions/deployment/increase in leverage	236	143	—	—	379
Capital reductions	—	(121)	—	—	(121)
Distributions	(163)	(62)	—	(48)	(273)
Change in fund value	—	—	—	53	53
Balance at 9/30/2021	$3,691	$1,015	$—	$2,186	$6,892

.	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2021	$3,605	$1,115	$—	$2,067	$6,787
Commitments	1,747	6	—	761	2,514
Subscriptions/deployment/increase in leverage	570	1,138	140	(38)	1,810
Capital reductions	(19)	(223)	—	—	(242)
Distributions	(611)	(485)	—	(422)	(1,518)
Change in fund value	(31)	(120)	—	(669)	(820)
Change in fee basis	(843)	—	—	(238)	(1,081)
Balance at 9/30/2022	$4,418	$1,431	$140	$1,461	$7,450

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2020	$3,614	$739	$—	$2,243	$6,596
Commitments(1)	—	—	—	(66)	(66)
Subscriptions/deployment/increase in leverage	952	552	—	—	1,504
Capital reductions	(180)	(122)	—	—	(302)
Distributions	(695)	(154)	—	(103)	(952)
Change in fund value	—	—	—	112	112
Balance at 9/30/2021	$3,691	$1,015	$—	$2,186	$6,892

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.

The charts below present FPAUM for Strategic Initiatives by its fee basis ($ in billions):

FPAUM: $7.4	FPAUM: $6.9

Market value	Invested capital/other	Capital commitments

Operations Management Group—Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other fees	$7,547	$3,446	$4,101	119%	$19,721	$3,446	$16,275	NM
Compensation and benefits	(61,084)	(66,107)	5,023	8	(196,492)	(158,943)	(37,549)	(24)
General, administrative and other expenses	(41,907)	(28,142)	(13,765)	(49)	(109,516)	(69,872)	(39,644)	(57)
Fee Related Earnings	$(95,444)	$(90,803)	(4,641)	(5)	$(286,287)	$(225,369)	(60,918)	(27)

NM - Not Meaningful
Other Fees. Other fees increased by $4.1 million, or 119%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $16.3 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily due to trade-based fees from the sale and distribution of our non-traded REITs, net of amounts reallowed to participating broker-dealers.
Compensation and Benefits. Compensation and benefits decreased by $5.0 million, or 8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased by $37.5 million, or 24%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in salaries and benefits for the three months ended September 30, 2022 when compared to the same period in 2021 was primarily attributable to i) a reduction in incentive compensation from the prior year period of $10.2 million that may fluctuate on a quarterly basis before payments are determined during the fourth quarter, ii) a reduction of payroll taxes from the prior year period of $2.0 million, primarily from the vesting of non-recurring equity compensation awardsok and iii) our decision to engage a third party subject matter expert to support the reorganization of our income tax compliance function which contributed to a reduction in salaries and benefits of $2.8 million for the three months ended September 30, 2022, leading to a corresponding increase in general, administrative and other expenses. The impact of this reorganization is expected to continue in future periods.
Headcount growth attributable to the Black Creek Acquisition, including Ares Wealth Management Solutions, LLC (“AWMS”), Landmark Acquisition and Infrastructure Debt Acquisition collectively contributed $34.7 million to the increase in recurring employment related costs for the nine months ended September 30, 2022 compared to the same period in 2021. Additionally, in connection with the sale and distribution of fund shares in our non-traded REITs, we have incurred employee commission expense of $14.9 million during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in salaries and benefits was further driven by (i) the expansion of our strategy and relationship management teams to support global fundraising and (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives.
Average headcount for the third quarter of 2022 increased by 22% to 1,292 operations management professionals from 1,055 professionals for the same period in 2021, including approximately 10 professionals from the Infrastructure Debt Acquisition. Average headcount for the year-to-date period increased by 40% to 1,215 operations management professionals from 868 professionals for the same period in 2021, including 208 professionals from the Black Creek Acquisition, including AWMS, the Landmark Acquisition and the Infrastructure Debt Acquisition.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $13.8 million, or 49%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and by $39.6 million, or 57%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily attributable to our strategic acquisitions and activity from AWMS. The nine months ended September 30, 2022 included $8.1 million of general, administrative and other expenses associated with our acquisitions that are not comparable to the prior year period because the Infrastructure Debt Acquisition closed in the first quarter of 2022, the Black Creek Acquisition closed at the beginning of the third quarter of 2021 and the Landmark Acquisition closed in the second quarter of 2021. AWMS facilitates product development, distribution, marketing and client management activities to support investment offerings in the global wealth management channel. As we build out our retail distribution infrastructure and capabilities to support prospective sales and AUM growth, we expect marketing and distribution expenses, including travel, to increase in future periods.

Excluding the impact from the acquisitions, certain expenses have also increased during the current period to support the growing headcount. Occupancy costs, information services and information technology costs have increased by $3.2 million and $6.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Additionally, professional service fees have increased by $6.6 million and $13.2 million for the three and nine months ended September 30, 2022, respectively, primarily due to recruiting fees to support the expanding platform and to the reorganization of our income tax compliance function.
Other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $3.4 million and $9.3 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 as travel, marketing and company events have returned to pre-pandemic levels.
Realized Income:
The following table presents the components of the OMG's RI ($ in thousands):

	Three months ended September 30,		Favorable (Unfavorable)		Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Fee Related Earnings	$(95,444)	$(90,803)	$(4,641)	(5)%	$(286,287)	$(225,369)	$(60,918)	(27)%
Interest and other investment income (loss)—realized	(171)	(270)	99	(37)	(1,450)	170	(1,620)	NM
Interest expense	(128)	(160)	32	20	(474)	(397)	(77)	(19)
Realized net investment loss	(299)	(430)	131	30	(1,924)	(227)	(1,697)	NM
Realized Income	$(95,743)	$(91,233)	(4,510)	(5)	$(288,211)	$(225,596)	(62,615)	(28)

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

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of September 30, 2022, our cash and cash equivalents were $361.5 million, and we had $445.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of September 30, 2022. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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

	Nine months ended September 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$640,805	$368,259
Net cash used in the Consolidated Funds' operating activities, net of eliminations	(1,184,410)	(2,212,010)
Net cash used in operating activities	(543,605)	(1,843,751)
Net cash used in the Company's investing activities	(330,046)	(1,072,578)
Net cash provided by (used in) the Company's financing activities	(266,540)	476,110
Net cash provided by the Consolidated Funds' financing activities, net of eliminations	1,193,621	2,216,874
Net cash provided by financing activities	927,081	2,692,984
Effect of exchange rate changes	(35,585)	(20,763)
Net change in cash and cash equivalents	$17,845	$(244,108)

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

	Nine months ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Core operating activities	$722,508	$476,700	$245,808	52%
Net realized performance income	85,646	37,628	48,018	128
Net cash used in investment related activities	(167,349)	(146,069)	(21,280)	15
Net cash provided by operating activities	$640,805	$368,259	272,546	74

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

Net cash used in the Consolidated Funds’ operating activities continues to be principally attributable to net purchases of investment securities by recently launched funds during both periods. Net cash used in the Consolidated Funds’ operating activities for the nine months ended September 30, 2021 included the purchase of U.S. Treasury securities following the initial public offering of our SPAC.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.

Investing Activities

	Nine months ended September 30,
	2022	2021
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(28,388)	$(15,152)
Acquisitions, net of cash acquired	(301,658)	(1,057,426)
Net cash used in investing activities	$(330,046)	$(1,072,578)

Net cash used in the Company's investing activities was principally composed of cash used to complete the Infrastructure Debt Acquisition in the current period and cash used to complete the Black Creek Acquisition and Landmark Acquisition in the prior year period. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and expanding our global presence.

Financing Activities

	Nine months ended September 30,
	2022	2021
Net proceeds from issuance of Class A and non-voting common stock	$—	$827,430
Net borrowings of Credit Facility	30,000	150,000
Proceeds from issuance of senior and subordinated notes	488,915	450,000
Class A and non-voting common stock dividends	(334,864)	(239,816)
AOG unitholder distributions	(273,356)	(198,752)
Series A Preferred Stock dividends	—	(10,850)
Redemption of Series A Preferred Stock	—	(310,000)
Stock option exercises	14,531	27,409
Taxes paid related to net share settlement of equity awards	(194,223)	(221,287)
Other financing activities	2,457	1,976
Net cash provided by (used in) the Company's financing activities	$(266,540)	$476,110

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the nine months ended September 30, 2022. Net proceeds from the issuance of the 2052

Senior Notes contributed to additional cash inflow for the nine months ended September 30, 2022. These proceeds were used primarily to fund the Infrastructure Debt Acquisition.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee’s withholding tax liabilities and pay the taxes on their behalf. This use of cash decreased from the prior period primarily as a result of a lower number of restricted units that vested in the current period, partially offset by our higher stock price, which is the basis on which employee compensation is recognized. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the nine months ended September 30, 2022 and 2021, we retained and did not issue 2.5 million shares and 3.8 million shares, respectively.

Net cash provided by the Company's financing activities for the nine months ended September 30, 2021 was principally composed of net proceeds from the public offering of Class A common stock, private offering of Class A common stock and non-voting common stock to SMBC and the issuance of the 2051 Subordinated Notes. These proceeds were largely used to fund the Black Creek Acquisition, Landmark Acquisition and redeem the Series A Preferred Stock.

	Nine months ended September 30,
	2022	2021
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$298,646	$919,666
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(104,432)	(84,770)
Borrowings under loan obligations by Consolidated Funds	1,120,680	1,456,887
Repayments under loan obligations by Consolidated Funds	(121,273)	(74,909)
Net cash provided by the Consolidated Funds' financing activities	$1,193,621	$2,216,874
Net cash provided by the Consolidated Funds’ financing activities for the nine months ended September 30, 2022 was primarily attributable to the borrowings of two newly issued CLOs.
Net cash provided by the Consolidated Funds’ financing activities for the nine months ended September 30, 2021 was principally attributable to contributions from shareholders in the initial public offering of our SPAC and to the borrowings of two newly issued CLOs.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of its jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2022, we were required to maintain approximately $48.1 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $99.0 million and $100.5 million as of September 30, 2022 and December 31, 2021, respectively.

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

Commitments and Contingencies

In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, capital commitments to funds, indemnifications and potential contingent payment obligations. For further discussion of these arrangements, see “Note 7. Derivative Financial Instruments” and “Note 9. Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

At September 30, 2022 and December 31, 2021, we had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.

There have been no material changes in our market risks for the nine months ended September 30, 2022. For additional information on our market risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC's website at sec.gov.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of September 30, 2022 and December 31, 2021, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors for the nine months ended September 30, 2022. For a discussion of our other potential risks and uncertainties, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which is accessible on the SEC's website at sec.gov.

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

Except as set forth below, all unregistered purchases of equity securities during the period covered by this Quarterly Report were previously disclosed in our current reports on Form 8-K or quarterly reports on Form 10-Q ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	—	$—	—	$150,000
August 1, 2022 - August 31, 2022	—	—	—	150,000
September 1, 2022 - September 30, 2022	—	—	—	150,000
Total	—		—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.  Exhibits, Financial Statement Schedules
(a)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation.
3.2	Bylaws of Ares Management Incorporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES MANAGEMENT CORPORATION

Dated: November 7, 2022	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Dated: November 7, 2022	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)