Form 10-K
period 2022-12-31
Ares Management Corp
filed 2023-02-24
CIK 1176948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $56.86 on the New York Stock Exchange, was approximately $9,099,200,883. As of February 17, 2023 there were 176,021,868 of the registrant’s shares of Class A common stock outstanding, 3,489,911 of the registrant’s shares of non-voting common stock outstanding, 1,000 shares of the registrant’s Class B common stock outstanding, and 117,231,288 of the registrant’s Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2023 annual meeting of stockholders.

TABLE OF

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, future events, operations and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or negative versions of those words, other comparable words or other statements that do not relate to historical or factual matters. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Some of these factors are described in this Annual Report on Form 10-K for the year ended December 31, 2022, under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the risk factors and other cautionary statements that are included in this report and in our other periodic filings. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Therefore, you should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

References in this Annual Report on Form 10-K to the “Ares Operating Group” refer to Ares Holdings L.P. (“Ares Holdings”). References in this Annual Report on Form 10-K to an “Ares Operating Group Unit” or an “AOG Unit” refers to a partnership unit in the Ares Operating Group entity.

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

Under generally accepted accounting principles in the United States (“GAAP”), we are required to consolidate (a) entities other than limited partnerships and entities similar to limited partnerships in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including Ares-affiliates and affiliated funds and co-investment vehicles, for which we are presumed to have controlling financial interests, and (b) entities that we concluded are variable interest entities (“VIEs”), including limited partnerships and collateralized loan obligations, for which we are deemed to be the primary beneficiary. When an entity is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the entity in our consolidated financial statements on a gross basis, subject to eliminations from consolidation, including the elimination of the management fees, carried interest, incentive fees and other fees that we earn from the entity. However, the presentation of performance related compensation and other expenses associated with generating such revenues is not affected by the consolidation process. In addition, as a result of the consolidation process, the net income attributable to third-party investors in consolidated entities is presented as net income attributable to non-controlling interests in Consolidated Funds within Consolidated Statements of Operations. We also consolidate joint ventures that we have established with third-party investors for strategic distribution and expansion purposes. The results of these entities are reflected on a gross basis in the consolidated financial statements, subject to eliminations from consolidation, and net income attributable to third-party investors in the consolidated joint ventures is presented within net income attributable to redeemable interest and non-controlling interests in Ares Operating Group entities.

In this Annual Report on Form 10-K, in addition to presenting our results on a consolidated basis in accordance with GAAP, we present revenues, expenses and other results on a (i) “segment basis,” which deconsolidates the consolidated funds and removes the proportional results attributable to third-party investors in the consolidated joint ventures, and therefore shows the results of our operating segments without giving effect to the consolidation of these entities and (ii) “unconsolidated reporting basis,” which shows the results of our operating segments on a combined segment basis together with our Operations Management Group. In addition to our operating segments, we have an Operations Management Group (the “OMG”). The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to our operating segments but we consider the cost structure of the OMG when evaluating our financial performance. This information constitutes non-GAAP financial information within the meaning of Regulation G, as promulgated by the SEC. Our management uses this information to assess the performance of our operating segments and the OMG, and we believe that this information enhances the ability of shareholders to analyze our performance. For more information, see “Note 15. Segment Reporting,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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

•“Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, CLOs and SPACs that are required under GAAP to be consolidated in our consolidated financial statements;

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

•“fee related earnings” or “FRE”, a non-GAAP measure, is used to assess core operating performance by determining whether recurring revenue, primarily consisting of management fees and fee related performance revenues, is sufficient to cover operating expenses and to generate profits. FRE differs from income before taxes computed in accordance with GAAP as FRE excludes net performance income, investment income from our funds and certain other items that we believe are not indicative of our core operating performance. Fee related performance revenues, together with fee related performance compensation, is presented within FRE because it represents incentive fees from perpetual capital vehicles that are measured and received on a recurring basis and are not dependent on realization events from the underlying investments;

•“fee related performance revenues” refers to incentive fees from perpetual capital vehicles that are (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Certain vehicles are subject to hold back provisions that limit the amounts paid in a particular year. Such hold back amounts may be paid in subsequent years, subject to their extended performance conditions;

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

•“perpetual capital” refers to the AUM of (i) ARCC, Ares Commercial Real Estate Corporation (NYSE: ACRE) (“ACRE”), Ares Private Markets Fund (“APMF”), Ares Dynamic Credit Allocation Fund, Inc. (NYSE: ARDC) (“ARDC”), Ares Strategic Income Fund (“ASIF”) and CADC, (ii) our non-traded Real Estate Investment Trusts (“REITs”), (iii) Aspida Holdings Ltd. (together with its subsidiaries, “Aspida”), and (iv) certain other commingled funds and managed accounts that have an indefinite term, are not in liquidation, and for which there is no immediate requirement to return invested capital to investors upon the realization of investments. Perpetual Capital - Commingled Funds refers to commingled funds that meet the Perpetual Capital criteria. Perpetual Capital - Managed Accounts refers to managed accounts for single investors primarily in illiquid strategies that meet the Perpetual Capital criteria. Perpetual Capital may be withdrawn by investors under certain conditions, including through an election to redeem an investor’s fund investment or to terminate the investment management agreement, which in certain cases may be terminated on 30 days’ prior written notice. In addition, the investment management or advisory agreements of certain of our publicly-traded and non-traded vehicles have one year terms, which are subject to annual renewal by such vehicles;

•“realized income” or “RI”, a non-GAAP measure, is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and losses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of our Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that we believe are not indicative of our operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI is reduced by a placement fee adjustment that represents the net portion of either expense deferral or amortization that is required to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI;

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

PART I
Item 1.  Business
BUSINESS
Overview
Ares is a leading global alternative investment manager with $352.0 billion of assets under management and over 2,550 employees in over 30 offices in more than 15 countries. We offer our investors a range of investment strategies and seek to deliver attractive performance to an investor base that includes over 1,900 direct institutional relationships and a significant retail investor base across our public and sub-advised funds. Since our inception in 1997, we have adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its distinct but complementary investment groups in Credit, Private Equity, Real Assets, Secondaries and Strategic Initiatives is a market leader based on assets under management and investment performance. We believe we create value for our stakeholders not only through our investment performance, but also by expanding our product offering, enhancing our distribution channels, increasing our global presence, investing in our non-investment functions, securing strategic partnerships and completing strategic acquisitions and portfolio purchases.

Our AUM has grown to $352.0 billion as of December 31, 2022 from $60.0 billion a decade earlier. As shown in the chart below, over the past five and 10 years, our assets under management have achieved a compound annual growth rate (“CAGR”) of 27% and 19%, respectively ($ in billions):
We have an established track record of delivering strong risk-adjusted returns through market cycles. We believe our consistent and strong performance in a broad range of alternative investments has been shaped by several distinguishing features of our platform:
•Comprehensive Multi-Asset Class Expertise and Flexible Capital:  Our proficiency at evaluating every level of the capital structure, from senior debt to common equity, across companies, structured assets, real estate projects, and infrastructure and energy assets enables us to effectively assess relative value. This proficiency is complemented by our flexibility in deploying capital in a range of structures and different market environments to maximize risk-adjusted returns.

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

•Collaborative Culture:  We share ideas, relationships and information across our investment groups, which enables us to more effectively source, evaluate and manage investments. We also leverage our operations management group to help drive the efficiencies across the platforms and support our investment process.

Integrated Investment Platform and Process

We operate our firm as an integrated investment platform with a collaborative culture that emphasizes sharing of knowledge and expertise. We believe the exchange of information enhances our ability to analyze investments, deploy capital and improve the performance of our funds and portfolio companies. We have established deep and sophisticated independent research capabilities in over 55 industries and insights from active investments in over 1,750 companies, over 1,100 alternative credit investments, over 510 properties and over 875 limited partnership interests.
Our investment process leverages the power of the Ares platform and an extensive network of professionals across our investment areas to identify and source attractive risk adjusted return opportunities while emphasizing capital preservation. We utilize our collective market and company knowledge, proprietary internal industry and company research, third party information and financial modeling to drive fundamental credit analysis and investment selection. We are able to invest up and down a company’s capital structure, which we believe helps us capitalize on out-performance opportunities and assess relative value for a particular investment. The investment committees of our investment groups review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of each investment. We do not have a centralized investment committee and instead our investment committees are structured with overlapping membership from different investment groups to ensure consistency of approach, shared investment experience and collaboration across our platform. Our extensive network of investment professionals includes local and other individuals based in our markets with the knowledge, experience and relationships that enable them to identify and take advantage of a wide range of investment opportunities. In addition, our investment vehicles have investment policies and procedures that generally contain requirements and limitations, such as concentrations of securities, industries, and geographies in which such investment vehicle will invest, as well as other limitations required by law.

•Credit: Our experienced team takes a value-oriented approach which, among other factors, considers industry and market analysis, technical analysis, fundamental credit analysis and in-house research to identify investments that offer attractive value in comparison to the perceived credit risk profile. We use our longstanding relationships, considerable scale, research, industry knowledge, structuring expertise and often our self-origination capabilities to invest actively across capital structures with a focus on selecting the best risk-adjusted returns for our investors, while also seeking to provide our borrowers a valued capital solution. Each investment decision involves an intensive due diligence process that is generally focused on evaluating the target company and its current and future prospects, its management team and industry, its ability to withstand adverse conditions and its capital structure, sponsorship and structural protection, among others.

•Private Equity: Our private equity professionals have demonstrated the ability to deploy capital across various market environments at attractive rates of return through control and non-control transactions. At the center of our investment process is a systematic approach that emphasizes rigorous due diligence at company and market levels in addition to assessing attractive relative value. We seek to be a private equity partner of choice and believe our partnership mentality well-positions our investments for long-term success, whereby management teams gain access to our expertise and extensive internal and external networks from diligence to exit. In addition to focusing on generating strong returns for our investors, we are simultaneously focused on driving positive change by helping to promote diversity, inclusivity and social responsibility in the companies in which we invest, which we believe benefits the businesses as a whole in addition to its employees, communities and stakeholders.

•Real Assets: With our experienced team, along with our expansive network of relationships, our Real Assets Group manages equity and debt strategies across real estate and infrastructure investments. Across our real estate equity and debt investment strategies, our team differentiates itself through its cycle-tested leadership, demonstrated performance across market cycles, access to real-time property market and corporate trends, and proven ability to create value through a disciplined investment process. Our real estate activities are managed by dedicated equity and debt teams in the U.S. and Europe, along with our vertically integrated operating platform. These individuals collaborate frequently within and across strategies to enhance sourcing, exchange information to inform underwriting and leverage relationships to drive pricing power. Our real estate equity team focuses on core/core-plus, value-add and opportunistic investing, while our real estate debt team focuses on directly originated commercial mortgage loans across the risk spectrum. Ares completed the acquisition of the Black Creek Group on July 1, 2021 (the “Black Creek Acquisition”) and the acquired business is presented within the Real Assets Group.

The infrastructure strategy focuses on debt and equity in essential infrastructure assets and companies with stable cash flow profiles through long-term contracts and high-barriers to entry, and may demonstrate a lower correlation to public markets and potential for inflation projection. Across our infrastructure opportunities and debt investment strategies, we have a long-tenured global team utilizing deep local sourcing capabilities and extensive sector experience to originate and manage diverse, high quality investments in private infrastructure assets across the globe. We have dedicated direct infrastructure opportunities and debt teams that collaborate to share market insights, support underwriting and enhance origination. Our infrastructure opportunities strategy focuses on value-add equity with a flexible mandate in climate infrastructure. The infrastructure debt strategy was formed during the first quarter of 2022 in connection with the acquisition of AMP Capital’s Infrastructure Debt Platform (the “Infrastructure Debt Acquisition”). The infrastructure debt strategy targets global assets and businesses with defensive characteristics across the digital, transport, energy and utility sectors. Leveraging the established long standing relationships, the strategy seeks to generate exclusive deal flow and high-quality investment opportunities.

•Secondaries: The Secondaries Group was formed during the second quarter of 2021 in connection with the acquisition of Landmark Partners, LLC (the “Landmark Acquisition”). Our Secondaries team invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure. The secondary funds acquire interests across a range of partnership vehicles, including funds, multi-asset portfolios and single asset joint ventures. These strategies involve the acquisition of interests from investors in existing funds as well as recapitalizing and restructuring the funds, including transactions that can address pending fund maturity, strategy change or the need for additional equity capital. The private equity secondaries strategy targets opportunities in non-competitive channels and makes investments involving durable, performing assets with attractive capital structures, as well as opportunities in traditional diversified limited partner portfolios. In the real estate secondaries strategy, the team seeks broad diversification by property sector and geography and to drive investment results through underwriting, transaction structuring and portfolio construction. In the infrastructure secondaries strategy, the team focuses on achieving diversification through building a portfolio that provides inflation protection and exposure to uncorrelated assets.

•Strategic Initiatives: Our strategic initiatives team executes investment strategies that expand our reach and scale in new and existing global markets. Strategic Initiatives includes the Ares SSG platform, which includes a majority interest in Ares SSG Capital Holdings Limited and its operating subsidiaries (“Ares SSG”). Ares SSG makes credit and special situations investments through its local originating presence across Asia-Pacific on behalf of its institutional client base. Strategic Initiatives also includes Ares Insurance Solutions (“AIS”), our dedicated in-house team that provides solutions to insurance clients including asset management, capital solutions and corporate development, and Ares Acquisition Corporation (NYSE: AAC) (“AAC”), our first sponsored SPAC.

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

Breadth, Depth and Tenure of our Senior Management

Ares was built upon the fundamental principle that each of our distinct but complementary investment groups benefits from being part of our broader platform. We believe that our strong performance, consistent growth and high talent retention through economic cycles is due largely to the effective application of this principle across our broad organization of over 2,550 employees. The management of our operating businesses is currently overseen by our Executive Management Committee which meets frequently to discuss strategy and operational matters, and includes as representatives Holdco Members and other senior leadership from our investment groups and business operations team. We also have a Partners Committee comprised of senior leadership from across the firm that meets periodically to discuss our business, including investment and operating performance, fundraising, market conditions, strategic initiatives and other firm matters. Each of our investment groups is led by its own deep leadership team of highly accomplished investment professionals, who average approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Our senior professionals have the opportunity to participate in the incentive programs of multiple investment groups to reward collaboration across our investment activities. This collaboration takes place on a daily basis and is formally promoted through internal systems and widely attended weekly or monthly meetings.

Human Capital

We believe that our people and our culture are the most critical strategic drivers of our success as a firm. Creating a welcoming and inclusive work environment with opportunities for growth and development is essential to attracting and retaining a high-performance team, which in turn is necessary to drive differentiated outcomes. We believe that our unique culture, which centers upon values of collaboration, responsibility, entrepreneurialism, self-awareness and trustworthiness makes Ares a preferred place for top talent at all levels to build a long-term career within the alternative asset management industry. To foster this culture, we invest heavily in our human capital efforts, including:

Talent Management: As of December 31, 2022, we had over 2,550 full-time employees, comprised of approximately 900 professionals in our investment groups and over 1,650 operations management professionals, located in over 30 offices in more than 15 countries. We provide a comprehensive set of programs, policies and benefits to enable team members to thrive, grow and contribute to their highest potential.

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

•Internship Training Program: Ares offers a formal analyst internship program for students between their sophomore and senior years of college with the possibility of full-time hire into our analyst program upon graduation for those who intern between their junior and senior years. Available roles span our investment and operations management teams.

•Mentoring, Training and Employee Engagement: We provide formal and informal mentoring, learning and development, and employee engagement opportunities. We host frequent townhall meetings hosted by senior leadership and events to foster belonging. We also conduct anonymous firmwide surveys at least annually to evaluate employee morale, productivity and overall well-being.

•Education Sponsorship Program: Employees are encouraged to participate in degree programs, business-related seminars, workshops, ad-hoc academic courses, continued education seminars to maintain job-related licenses and other outside training courses to facilitate professional development, the cost of which is reimbursed to the employee by Ares.

•Internal Training and Development Programs: We continue to foster an environment that cultivates company and employee growth through educational programs focused on professional development, mandated training and other learning opportunities. Our team is focused on the training and development of our employees and has invested in a learning management system to facilitate this initiative.

•Performance Management: We take a continuous feedback approach to performance management, encouraging leaders and team members to participate in goal setting and ongoing feedback discussions throughout the year. Our formal, firm-wide annual review process includes a self-assessment, a 360-degree feedback component and/or round table discussions, and management appraisals. In addition to the annual review, we also conduct mid-year performance reviews that are less formal and serve to evaluate progress against goals and as an opportunity to discuss specific career development objectives that were identified in the annual assessment. Training is provided for each phase of our performance assessment process.

•Retention, Rewards and Recognition: We provide competitive compensation and benefits to (i) attract and retain talent, (ii) align the incentives of our employees with our investors and stakeholders and (iii) support our employees across many aspects of their lives. We also have programs that seek to recognize significant team member contributions at the firm level.

Environmental, Social and Governance: We believe that ESG is an integral part of what will drive long-term success for our investments, clients, shareholders, employees and other stakeholders. We pursue an ESG strategy that is designed to address the most material issues to our business, starting with our corporate sustainability program that focuses on how we lead by example through our own corporate operations and then scaling through a responsible investment program that focuses on how we amplify our impact through our investment platform.

•In order to continuously improve our ESG integration processes, we have defined three tiers of roles and responsibilities for oversight and implementation: (i) Oversight Responsibility, (ii) Defining Implementation and (iii) Driving Implementation. The Oversight Responsibility tier consists of our most-senior managers and decision-making bodies, including our Executive Management Committee and board of directors, to whom our Global Head of ESG periodically presents. Next, our ESG team is responsible for Defining Implementation steps and processes in partnership with ESG champions embedded within each business line to adapt the Ares firmwide approach to strategy-specific implementation steps. Specific to climate, we also have a cross-functional Climate Action Group that facilitates the collaboration on climate-related issues across investment strategies and climate-relevant corporate functions. We focus on Driving Implementation with ESG champions across our investment strategies and corporate functions and are able to integrate our ESG goals across the firm and collect feedback that could improve our approach over time.

•We look to support ESG initiatives where we can provide a leadership role. Ares is the Chair of the UN Principles for Responsible Investing Private Debt Advisory Committee and is committed to collaborating with other industry leaders to manage the risks and capture the opportunities related to climate change. Ares is also a public supporter of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (“TCFD”). We believe the TCFD recommendations provide a useful framework to increase transparency on climate-related risks and opportunities within financial markets. In line with broader environmental and climate change regulations, we are committed to measuring and reporting on Scope 1, 2 and 3 categories and minimizing our footprint with attention to high-impact, high-quality offsets. We will also look to opportunistically incorporate in-suite energy savings mechanisms, where possible, into our office suite buildouts, such as smart meters that help to identify energy drains, automatic light shut-offs and HVAC system best practices. We continue to invest in people, processes and systems to allow us to drive positive ESG progress throughout our company and industry.

Diversity, Equity and Inclusion: We invest heavily in diversity, equity and inclusion (“DEI”) as a strategic pillar that integrates with all talent processes and global business practices. Our human resources function, our global DEI Council and team led by our Chief Diversity, Equity, and Inclusion officer and business leaders across the Ares platform work in partnership to implement a strategic framework to attract, engage, develop and advance diverse talent within an inclusive and welcoming environment, as well as to amplify DEI best practices across our investment portfolios and through our broader involvement in our communities.

•People and Culture: We focus on conducting reviews with business leadership to continuously assess our people, progress, metrics and strategies to enable the long-term success of diverse talent at Ares. In addition, as part of our commitment to equitable pay for all employees, we monitor and assess total compensation to ensure we have alignment with role responsibilities and contributions. As part of our ongoing effort to foster an inclusive culture built on apprenticeship, we support the growth and advancement of talent through various mentorship and professional development programs. In line with our continued commitment to seek to provide an environment where all team members experience a genuine sense of belonging, we hold educational and employee engagement events in partnership with our seven ERGs that help to drive our DEI strategy and enhance the employee experience for historically underrepresented groups and diverse talent more broadly.

•Business Processes and Investment Platform: We seek to embed DEI best practices into our business and investment diligence processes as both a reflection of our values and to drive innovation and returns. We have identified DEI champions within each investment group to develop bespoke strategies focused on representation, DEI governance, equitable access and employee engagement/equity ownership, which will be integrated into our business plans each year. In addition, we are focused on increasing vendor and supplier diversity in our procurement practices. In 2022, we also introduced sustainability-linked pricing to our Credit Facility, tying a portion of our borrowing costs to certain ESG and DEI-related targets. We also partner with select Ares private equity portfolio companies to understand the current state of their DEI efforts, as well as to share best practices and establish mutually agreed strategies and targets for driving DEI improvements in parallel with our internal efforts.

•Communities: We partner with organizations to foster diversity within our communities and promote corporate citizenship through charity and volunteerism, much of which targets historically underrepresented and economically disadvantaged populations. We also participate in DEI-focused industry groups in an effort to identify and advance best practices more broadly within alternative asset management. In partnership with our ERGs, we donated to various community organizations that support diverse communities.

Health and Wellness: We believe that healthy team members are more productive, and we invest heavily in benefits and initiatives to support our working families. In addition to medical, dental, vision, life insurance, disability insurance and retirement benefits, we provide generous primary and non-primary caregiver leave, domestic partner health and life insurance, adoption and reproductive assistance, family care resources (including back-up care benefits and baby baskets for new parents) and mental health benefits. We also provide employees with access to a medical advisory team and concierge service at no cost to help them navigate complex health situations and concerns. We also host several wellness-related events throughout the year on topics such as nutrition and stress management.

Flexibility: We believe that our culture benefits from people collaborating in-person in our offices, while also recognizing the value of flexibility. We are committed to providing flexibility to our employees, and in 2022, we piloted business group flexibility frameworks, which included shared days onsite to promote togetherness. We also piloted a program in late summer 2022, in which we supported people working virtually for up to a maximum of three weeks. We will continue to offer a flexible work structure in 2023, while evaluating ongoing effectiveness and evolving as we continue to learn more about what works best for our organization.

Philanthropy: Philanthropy at Ares is comprised of the Ares Charitable Foundation, our Ares In Motion volunteerism program and our corporate giving program.

•The Ares Charitable Foundation (the “Ares Foundation”) awards grants to nonprofit organizations globally to accelerate equality of economic opportunity through funding priorities in career preparation, reskilling, entrepreneurship and personal finance. Examples of signature initiatives include a $25.0 million grant for Climate-Resilient Employees for a Sustainable Tomorrow (“CREST”) to help prepare and reskill people for climate-resilient jobs in the U.S. and India and a $30.0 million grant for AltFinance, which helps prepare Historically Black College and University students for careers in the alternative investment industry. These grants are in addition to employee-directed grants that, for example, better enable low-income women to transition out of poverty, identify barriers to young people’s successful workforce entry, explore disability workforce inclusion strategies and encourage intergenerational entrepreneurship. The Ares Foundation has awarded approximately $57.6 million since it launched in June 2021.

•We and certain of our portfolio managers have committed to donating a percentage of our carried interest allocations to charitable organizations. For example, Ares has committed to donate a minimum of 10% of the carried interest generated from Ares Pathfinder Fund, L.P. ("Pathfinder") and from our open-end core alternative credit fund to global health and education charities with 5% of the contributions being made directly from each fund and the difference contributed by us and our employees. We believe Pathfinder is the first institutional private investment fund to utilize a predefined structure to make a substantial commitment to charitable activities. In addition, we donate up to 5% of annual realized net performance income from a growing pool of over 20 funds to charitable organizations through the Ares Foundation.

•Ares in Motion (“AIM”) is our signature platform for employee engagement, volunteerism, and matching gifts. We have launched initiatives to benefit our employees, including sponsoring a training and placement program for non-profit board of directors and hosting a series of community conversations between our professionals and non-profit leaders of organizations such as the American Heart Association and World Central Kitchen.

•Our corporate giving program focuses on sponsorships and support of charitable causes in our communities, including initiatives that are outside the scope of funding priorities of the Ares Foundation. These initiatives include sponsoring the Center for Workforce Inclusion Equity Summit 2022, which examined how best to include older Americans in current workforce development programs, especially older women of color who seek to enter the labor market, in addition to supporting Ukrainian relief efforts, family mental health programming and social justice initiatives.

2022 Highlights

Fundraising
In 2022, we raised $56.8 billion in gross new capital for more than 135 different investment vehicles. Of the $56.8 billion, $44.0 billion was raised directly from 353 institutional investors (243 existing and 110 new to Ares) and $12.8 billion was raised through intermediaries. The charts below summarize our gross new capital commitments by investment group and strategy ($ in billions):

Credit: $32.1	Private Equity: $2.2

U.S. Direct Lending	Alternative Credit	Syndicated Loans	Special Opportunities
European Direct Lending	Multi-Asset Credit	High Yield

Real Assets: $13.9	Secondaries: $2.5

U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Real Estate Secondaries	Private Equity Secondaries	Infrastructure Secondaries

Infrastructure Debt	Infrastructure Opportunities

Strategic Initiatives: $6.1

Insurance	APAC Direct Lending	Asian Special Situations

The chart below summarizes gross new capital raised from existing and new direct institutional investors for the year ended December 31, 2022:

Existing - Re-Up	Existing - New Product	New

In 2022, 92% of our fundraising from direct institutional investors was from existing investors that either committed to a new product or re-upped their commitment to a subsequent fund vintage within the same product. We believe the fundraising from existing investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering.

Capital Deployment

We took advantage of our diverse global platform to invest approximately $79.8 billion globally in 2022 as shown in the following charts ($ in billions):

Credit $56.9	Private Equity: $5.2

U.S. Direct Lending	European Direct Lending	Alternative Credit	Special Opportunities	Corporate Private Equity

Syndicated Loans	Multi-Asset Credit	High Yield

Real Assets: $12.0	Secondaries: $2.9

U.S. Real Estate Equity	Real Estate Debt	Infrastructure Debt	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries

European Real Estate Equity	Infrastructure Opportunities

Strategic Initiatives: $2.8

Insurance	Asian Secured Lending	Asian Special Situations	APAC Direct Lending

Of the $79.8 billion invested, $51.5 billion was tied to our drawdown funds. Our capital deployment in drawdown funds comprised of the following ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Strategic Initiatives

Investment Groups

Each of our investment groups employs a disciplined, credit-oriented investment philosophy and is managed by a seasoned leadership team of senior professionals with extensive experience investing in, advising and underwriting assets held by our funds.

Credit	Private Equity	Real Assets	Secondaries	Strategic Initiatives
	A leading participant in the non-investment grade corporate credit markets	Focuses on providing equity and debt solutions to growth oriented middle market businesses	A leading participant in equity and debt investment strategies for real estate and infrastructure assets	Focuses on investments in secondary markets across a range of alternative asset class, including private equity, real estate and infrastructure	Includes the largest alternative investment manager in the Asia-Pacific market and an emerging solutions provider to insurance clients in the U.S.
AUM	**$214.2 billion[(1)]**	**$34.7 billion**	**$66.1 billion**	**$22.0 billion**	**$15.0 billion**
Investment Strategies	Liquid Credit Alternative Credit Direct Lending	Corporate Private Equity Special Opportunities	U.S. Real Estate Equity European Real Estate Equity Real Estate Debt Infrastructure Opportunities Infrastructure Debt	Private Equity Secondaries Real Estate Secondaries Infrastructure Secondaries	Asian Special Situations Asian Secured Lending APAC Direct Lending Insurance SPACs
Investment Funds	**~235** funds	**~10** funds	**~60** funds	**~65** funds	**~20** funds
Investment Personnel	**~360** professionals	**~95** professionals	**~290** professionals	**~65** professionals	**~70** professionals
Local Market Presence	North America & Europe	North America, Europe & China	North America & Europe	North America, Europe & Asia-Pacific	North America & Asia-Pacific
Current Portfolio	**~1,500** companies **~1,100** alternative credit investments	**~45** companies	**~510** properties **~55** infrastructure assets	**~875** limited partnership interests	**~110** companies

(1)As of December 31, 2022, AUM amounts include vehicles managed by Ivy Hill Asset Management, L.P., a wholly owned portfolio company of ARCC and an SEC-registered investment adviser (“IHAM”).

Credit Group

Our Credit Group is one of the largest managers of credit strategies across the non-investment grade credit universe, with $214.2 billion of AUM and over 235 funds as of December 31, 2022. The Credit Group provides solutions for investors seeking to access a wide range of credit assets, including liquid credit, alternative credit and direct lending products. The Credit Group capitalizes on opportunities across traded and non-traded corporate and consumer debt across the U.S. and European markets, providing investors access to directly originated fixed and floating rate credit assets along with the ability to capitalize on illiquidity premiums across the credit spectrum. Our U.S. and European direct lending strategies are among the largest in their respective markets. We are also a leading global manager of syndicated bank loans.

The Credit Group offers the following credit strategies across the liquid and illiquid spectrum:

Liquid Credit: Our liquid credit investment solutions help investors access the syndicated loan and high yield bond markets, among other asset categories. We focus on capitalizing on opportunities across traded corporate credit. As of December 31, 2022, our liquid credit team managed $43.9 billion of AUM in over 100 funds and separately managed accounts (“SMAs”).

•Syndicated Loans: Our syndicated loans strategy delivers a diversified portfolio of liquid, traded non-investment grade secured loans to corporate issuers in North America and Europe. We focus on evaluating individual credit opportunities related primarily to non-investment grade senior secured loans and primarily target first lien secured debt, with a secondary focus on second lien secured loans and subordinated and other unsecured loans. These capabilities have supported our long history as leading manager and issuer of CLOs which hold syndicated loans.

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

Alternative Credit: Our alternative credit strategy seeks to capitalize on asset-focused investment opportunities that fall outside of traditional, well-defined markets such as corporate debt, real estate and private equity. As of December 31, 2022, our dedicated team of over 55 professionals managed $21.4 billion of AUM in over 30 private funds and SMAs for a global investor base. Our alternative credit strategy emphasizes downside protection and capital preservation through a focus on investments that tend to share the following key attributes: asset security, covenants, cash flow velocity and other features designed to capture value and minimize risk to principal. Our investment approach is designed to capture and create value by leveraging our firm’s platform insights to assess risk and relative value.

Direct Lending: Our direct lending strategy is one of the largest self-originating direct lenders to the U.S. and European markets, with $148.9 billion of AUM in over 100 funds and investment vehicles as of December 31, 2022. We manage various types of direct lending vehicles within our U.S. and European direct lending teams including commingled funds, SMAs for large institutional investors seeking tailored investment solutions and joint venture lending programs. As of December 31, 2022, we managed over 50 SMAs across our direct lending strategy.

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

U.S. Direct Lending: Our leading U.S. team is comprised of over 170 investment professionals that cover more than 635 financial sponsors and provide a wide range of financing solutions to middle market companies that typically range from $10 million to over $500 million in earnings before interest, tax, depreciation and amortization (“EBITDA”). As of December 31, 2022, our U.S. direct lending team and its affiliates managed $98.3 billion of AUM in over 65 funds and investment vehicles. Our U.S. team manages corporate lending activities through our inaugural vehicle and publicly-traded business development company (“BDC”), ARCC, our non-traded BDC, ASIF, as well as private commingled funds and SMAs. Primary areas of focus for our U.S. direct lending teams include:

•Ares Capital Corporation: ARCC is a leading specialty finance company focused on providing direct loans to and making other investments in private middle market companies in the U.S. ARCC has elected to be regulated as a BDC and was the largest publicly-traded BDC by market capitalization in the U.S. as of December 31, 2022.

•Ares Strategic Income Fund: ASIF is a closed-end investment company focused primarily on providing direct loans to private middle market companies in the U.S., and to a lesser extent, broadly syndicated loans and other more liquid credit opportunities, including in publicly-traded debt instruments. ASIF has elected to be regulated as a BDC.

•U.S. Commingled Funds and SMAs: Outside of ARCC, U.S. direct lending also generates fees from other funds, including: Ares Private Credit Solutions, L.P. (“PCS”) and Ares Private Credit Solutions II, L.P. (“PCS II”), which focus on junior debt investments in upper middle market companies; Ares Senior Direct Lending Fund, L.P. (“SDL”) and Ares Senior Direct Lending Fund II, L.P. (“SDL II”), which focus on first lien senior secured loans to North American middle market companies; Ares Commercial Finance, which focuses on asset-based and cash flow loans to middle market and specialty finance companies; and SMAs for large institutional investors.

European Direct Lending: Our leading European team is comprised of over 85 investment professionals that cover over 395 financial sponsors and is one of the most active participants in the European middle market. The team offers a wide range of financing opportunities to middle market companies with EBITDA typically ranging from €10 million to over €300 million. As of December 31, 2022, our European direct lending team managed $50.6 billion of AUM in over 30 funds, including our commingled funds and SMAs.
The following charts present the Credit Group’s AUM and FPAUM as of December 31, 2022 by investment strategy ($ in billions):

AUM: $214.2	FPAUM: $145.2

U.S. Direct Lending	European Direct Lending	Syndicated Loans	Alternative Credit	Multi-Asset Credit	High Yield
Private Equity Group
Our Private Equity Group has achieved compelling investment returns for its limited partners and, as of December 31, 2022, managed $34.7 billion of AUM in over 10 funds. The group broadly categorizes its investment strategies into corporate private equity and special opportunities. Our private equity professionals have demonstrated ability to deploy capital across market environments, which allows them to stay both active and disciplined in their assessment of the best relative value opportunities. The group manages funds focused primarily on investing in North America and Europe.

Corporate Private Equity: Our team consists of approximately 75 investment professionals based primarily in Los Angeles and London. Our flagship funds are private equity leaders in the North American and European middle market, where they focus on growth buyouts, with the ability to flex into distressed investing during periods of market volatility and dislocation. We seek to invest in high-quality middle market companies in the core industries of healthcare, services, industrials, and consumer; across North America and Europe, where we can utilize the team’s extensive growth-oriented investing experience, dedicated value creation system and ability to flex into distressed to target attractive returns across market environments. This differentiated strategy, together with the broad resources of the Ares platform, widens our universe of potential investment opportunities and allows us to remain active across various market environments and to be highly selective in making investments by identifying the most attractive relative value opportunities.

Special Opportunities: Our special opportunities team consists of approximately 25 investment professionals and employs an “all weather” flexible capital strategy to finance debt and non-control equity solutions in healthy, stressed and distressed middle market companies undergoing transformational change. Our team partners with companies in North America and Europe to enhance enterprise values, filling the void between for-control private equity and traditional private debt. The strategy seeks to consistently invest in a range of private, special-situation opportunities and flex into distressed public market debt when attractive. We believe the special opportunities team benefits from (i) advantaged sourcing, (ii) private equity integration, with an ability to leverage the deep industry experience of the corporate private equity professionals, (iii) an extensive network and information edge and (iv) an experienced team utilizing a consistent and repeatable investment process.

The following charts present the Private Equity Group’s AUM and FPAUM as of December 31, 2022 by investment strategy ($ in billions):

AUM: $34.7	FPAUM: $18.5

Corporate Private Equity	Special Opportunities
Real Assets Group

Our Real Assets Group manages comprehensive public and private equity and debt strategies with $66.1 billion of AUM in over 60 investment vehicles as of December 31, 2022. With our experienced team, along with our expansive network of relationships, our Real Assets Group capitalizes on opportunities in equity and debt investing across real estate and infrastructure investment strategies.

Real Estate: Our real estate equity investments focus on implementing hands-on value creation initiatives to mismanaged and capital-starved assets, platform-level investments, as well as new developments, ultimately selling stabilized assets back into the market. Our real estate debt strategies utilize diverse sources of capital to directly originate and manage commercial mortgage loans on properties that range from stabilized to those requiring hands-on value creation. Our real estate platform has achieved significant scale over time through both organic fundraising efforts as well as various acquisitions. Today, we provide investors access to our real estate investment capabilities through several vehicles: U.S. and European real estate equity closed-end funds, diversified commingled funds, a U.S. real estate equity, open-end industrial-focused commingled fund, U.S. real estate debt open-end commingled funds, real estate equity and real estate debt SMAs, our non-

traded REITs, Ares Real Estate Income Trust, Inc. (“AREIT”) and Ares Industrial REIT, Inc. (“AIREIT”), and our publicly-traded commercial mortgage REIT, ACRE. The group’s activities are managed by dedicated equity and debt teams in the U.S. and Europe.

Real Estate Equity: Our real estate equity team, with over 205 investment professionals, has extensive real estate private equity experience in the U.S. and Europe. Our team primarily acquires standing assets and improves them through renovating, repositioning and retenanting and selectively developing assets in supply-constrained markets. As of December 31, 2022, our real estate equity team managed $40.1 billion of AUM in over 40 investment vehicles. Primary areas of focus for our real estate equity teams include:

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

•Real Estate Value-Add: Our U.S. and European value-add investment activities focus on undermanaged and under-funded income-producing assets, including multifamily, office, hotel, industrial, and mixed-use retail properties and adjacent sectors across the U.S. and Western Europe. The strategy seeks to create value and generate stable and growing distributions to investors by buying properties at attractive valuations, implementing asset management initiatives to increase income and by identifying multiple exit strategies upfront.

•Real Estate Opportunistic: Our U.S. and European opportunistic real estate investment activities capitalize on increased investor demand for developed and stabilized assets by focusing on the repositioning of assets, capitalization of distressed and special situations, and development of core-quality assets across all major property types including multifamily, industrial, office, hotel, and retail properties and adjacent sectors throughout the U.S. and Europe.

Real Estate Debt: Our real estate debt team, with over 30 professionals, primarily focuses on directly originating a wide range of financing opportunities in the U.S. and Europe. As of December 31, 2022, our real estate debt team managed $11.1 billion of AUM in five investment vehicles. In addition to managing private commingled funds and SMAs, our real estate debt team also invests through our publicly traded commercial mortgage REIT, ACRE, which invests in a diversified portfolio of commercial real estate debt-related investments. By investing through multiple investment vehicles, our real estate debt team has the ability to provide flexible financing across the capital structure. While our real estate debt strategies focus predominantly on directly originated transactions, we also selectively pursue secondary market acquisitions and syndicated transactions.

Infrastructure: Our long-tenured global infrastructure team utilizes deep local sourcing capabilities and extensive sector experience to seek to originate and manage diverse, high-quality investments in private infrastructure assets across the globe and, as of December 31, 2022, managed $14.9 billion of AUM in over 15 investment vehicles.

•Infrastructure Opportunities: Our infrastructure opportunities team consists of over 25 investment professionals and managed $5.2 billion of AUM in over 10 investment vehicles as of December 31, 2022. We utilize a broad origination strategy, flexible investment approach, and leverage industry relationships and the Ares platform to seek attractive risk-adjusted returns across the climate infrastructure market. We believe our experience as value-add investors, flexible approach, and broad infrastructure experience positions us well to take advantage of the transitioning infrastructure industry.

•Infrastructure Debt: Our global infrastructure debt team consists of over 25 investment professionals and sources global assets and businesses with defensive characteristics across the digital, transport, energy and utility sectors. As of December 31, 2022, our global infrastructure debt team managed $9.7 billion of AUM in five investment vehicles. We aim to deliver attractive risk adjusted returns focused on cash yield by targeting infrastructure debt investments with defensive characteristics that have the potential to perform across different market cycles. Our structuring experience helps enhance cash yield and reduce downside risks in a core asset class.

The following charts present the Real Assets Group’s AUM and FPAUM as of December 31, 2022 by investment strategy ($ in billions):

AUM: $66.1	FPAUM: $41.6

U.S. Real Estate Equity	Real Estate Debt	Infrastructure Debt	European Real Estate Equity	Infrastructure Opportunities
Secondaries Group

Our Secondaries Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure, with $22.0 billion of AUM in over 65 funds as of December 31, 2022. The team has extensive experience investing across the secondaries market primarily in North America. We have established ourselves among the most active secondary investors engaged in recapitalizing and restructuring existing limited partnership interests in funds with a focus on transactions that can address pending fund maturity, strategy change or the need for additional equity capital.

Private Equity Secondaries: Our private equity secondaries team has an established track record of providing customized private equity transaction solutions to institutional limited partners and general partners. As of December 31, 2022, our private equity secondaries team of approximately 35 investment professionals managed $12.8 billion of AUM in over 35 funds and open-end accounts. Our private equity secondaries team acquires interests across a range of partnership vehicles, including private equity funds, multi-asset portfolios, as well as single asset joint ventures. We continue to maintain a differentiated investment strategy that utilizes our internal research process to provide customized transaction solutions and seeks to generate strong risk-adjusted returns.

Real Estate Secondaries: Our real estate secondaries team has a track record of innovation through customized transaction solutions tailored to meet the needs of limited partners and general partners. As of December 31, 2022, our real estate secondaries team of approximately 20 investment professionals managed $7.6 billion of AUM in over 25 funds and related co-investment vehicles. Our real estate secondaries team acquires interests across a range of partnership vehicles, including private real estate funds, multi-asset portfolios and single property joint ventures.

Infrastructure Secondaries: Our infrastructure secondaries team acquires interests across a range of partnership vehicles, including private infrastructure funds, multi-asset portfolios and single asset joint ventures. As of December 31, 2022, our infrastructure secondaries team of 10 investment professionals managed $1.6 billion of AUM in over five funds and related co-investment vehicles.

The following charts present the Secondaries Group’s AUM and FPAUM as of December 31, 2022 by investment strategy ($ in billions):

AUM: $22.0	FPAUM: $17.7

Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries
Strategic Initiatives

Strategic Initiatives represents operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets and include Ares SSG, AIS and our SPACs.

Ares SSG: Ares SSG is a highly differentiated investment manager making credit, special situations and private equity investments in the Asia-Pacific region. The team of over 55 investment professionals has an extensive history of investing in Asian markets. Ares SSG benefits from having an on-the-ground presence in offices across Asia-Pacific and a comprehensive range of local market licenses and entities to provide our clients with an extensive regional investment platform. Ares SSG has $11.4 billion of AUM in over 15 funds and related co-investment vehicles as of December 31, 2022 and primarily employs a direct origination model and aims to provide flexible capital solutions to its investee companies and compelling risk-reward investment opportunities to our investors.

•Asian Special Situations: Our Asian special situations strategy focuses on primary and secondary special situation across the Asia-Pacific region. Our team primarily targets restructuring-related situations, deep value acquisitions and last-mile financing.

•Asian Secured Lending: Our Asian secured lending strategy targets high quality, privately sourced direct lending loans that do not exhibit financial strain. Our team primarily targets investments in secured loans, growth capital financing and acquisition financing, leveraging our deep set of relationships and coverage to enable direct origination across the Asia-Pacific region.

•Asia-Pacific (“APAC”) Direct Lending: Our APAC direct lending team manages a portfolio of debt obligations, unitranche securities and any other credit instruments which generate fixed income returns with a significant cash coupon component and are issued by portfolio companies that are primarily based in Australia and New Zealand.

Ares Insurance Solutions: AIS is Ares Management’s dedicated, in-house team that provides solutions to insurance clients including asset management, capital solutions and corporate development. AIS strives to provide insurers with attractive risk and capital adjusted return profiles that fit within regulatory, rating agency and other counterparty guidelines. Leveraging approximately 900 investment professionals across the firm’s investment groups, AIS creates tailored investment solutions that meet the unique objectives of our insurance clients. AIS is overseen by an experienced management team with direct insurance industry experience in many areas directly applicable to AIS and our insurance company clients. Members of the Ares team have previously held senior positions at leading insurers. AIS acts as the dedicated investment manager, capital solutions and corporate development partner to Aspida Life Insurance Company (“Aspida Life”) and Aspida Life Re Ltd. (“Aspida Re”). Aspida Life and Aspida Re are insurance companies that focus on the U.S. life and annuity insurance and reinsurance markets.

Ares Acquisition Corporation: AAC is a SPAC sponsored by Ares and formed in 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. On December 5, 2022, AAC entered into a business combination agreement by and among AAC, X-Energy Reactor Company, LLC, a Delaware limited liability company, and additional parties thereto. The business combination is expected to close in the second quarter of 2023, following the receipt of the required approval by AAC’s shareholders and the fulfillment of other customary closing conditions.

The following charts present Strategic Initiatives’ AUM and FPAUM as of December 31, 2022 by investment strategy ($ in billions):

AUM: $15.0	FPAUM: $8.1

Asian Special Situations	Insurance	Asian Secured Lending	APAC Direct Lending	SPACs
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
Investor Base and Fundraising

Our diverse investor base includes direct institutional relationships and a significant number of retail investors. Our high-quality institutional investor base includes corporate and public pension funds, insurance companies, sovereign wealth funds, banks, investment managers, endowments and foundations. We have grown the number of these relationships from approximately 780 in 2017 to over 1,900 in 2022.

As of December 31, 2022, $265.1 billion, or 75% of our $352.0 billion of AUM, was attributable to our direct institutional relationships. As of December 31, 2022, our total AUM was divided by channel, and further our institutional direct AUM by client type and geographic origin as follows ($ in billions):

Institutional Direct	Public Entities and Related	Institutional Intermediaries	Pension	Insurance	Bank	North America	Europe	Asia-Pacific
			Sovereign Wealth Fund	High Net Worth and Private Bank	Investment Manager	Middle East & Africa	Other
Other

The following chart presents the AUM of investors committed to more than one of our funds as of December 31, 2022 compared to December 31, 2017 ($ in billions):

We believe that the AUM of multi-fund investors demonstrates our investors’ satisfaction with our performance, disciplined management of their capital and diverse product offering. Their loyalty has facilitated the growth of our existing businesses and we believe improves our ability to raise new funds and successor funds in existing strategies in the future.
Institutional investors continue to demonstrate interest in SMAs, which include contractual arrangements and single investor vehicles and funds, because these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional commingled funds. As of December 31, 2022, $73.2 billion, or 28%, of our direct institutional AUM was managed through SMAs. Our public entities and their affiliates, including ARCC, ACRE, ARDC, ASIF, APMF, CADC, AREIT and AIREIT account for $48.6 billion, or 14%, of our AUM. We have over 920 institutional investors and hundreds of thousands of retail investor accounts across our public vehicles.

We believe that client relationships are fundamental to our business and that our performance across our investment groups coupled with our focus on client service has resulted in strong relationships with our investors. Our dedicated and extensive in-house relationship management team, comprised of over 55 professionals located in North America, Europe and Asia-Pacific, is dedicated to raising capital globally across all of our funds, servicing existing fund investors and tailoring offerings to meet their needs, developing products to complement our existing offerings, and deepening existing relationships to expand them across our platform. We also have a strategic joint venture with Fidante Partners focused on expanding our presence in Australia. Our senior relationship management team maintains an active and transparent dialogue with an expansive list of investors. This team is supported by product managers and investor relations professionals with deep experience in each of our complementary investment groups that are dedicated to servicing our existing and prospective investors.
In addition to our expansive relationships with institutional investors, we have further diversified our investor base with our retail distribution channel. AWMS, our wholly owned subsidiary, facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel with over 70 professionals.

Operations Management Group
The OMG consists of shared resource groups to support our operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy and relationship management and distribution. Our clients seek to partner with investment management firms that not only have compelling investment track records across multiple investment products but also possess seasoned infrastructure support functions. As such, significant investments have been made to develop the OMG. The OMG also includes AWMS to facilitate our investment offerings in the global wealth management channel. We have successfully launched new business lines, integrated acquired businesses into the operations and created scale within the OMG to support a much larger platform in the future.

Organizational Structure
The simplified diagram below (which omits certain intermediate holding companies) depicts our legal organizational structure. Ownership information in the diagram below is presented as of December 31, 2022. Ares Management Corporation (“AMC”) is a holding company and through subsidiaries is the general partner of the Ares Operating Group entity and operates and controls the business and affairs of the Ares Operating Group. AMC consolidates the financial results of the Ares Operating Group, its consolidated subsidiaries and certain consolidated funds.

Holdco Members
Ares Partners Holdco LLC
Co-Founders and other senior professional owners
Class A common stock (NYSE: ARES) 7.93%(1)
• Voting rights described below
Ares Owners Holdings L.P.
Ares Management GP LLC
Ares Voting LLC
Class A common stock (NYSE: ARES) 7.69%(1)
• Voting rights described below
• Non-Voting common stock 100%(1)
Sumitomo Mitsui Banking Corporation
Class B common stock
• No economic rights
• Voting rights described below
Class C common stock
• No economic rights
• Voting rights described below
Public Common Shareholders
Ares Management Corporation
Class A common stock (NYSE: ARES) 84.38%(1)
• Voting rights described below
Ares Operating Group Units
• Not publicly traded
• Exchangeable on a one-for-one basis for publicly traded Class A common stock
39.79%
60.21%
Ares Holdings L.P.
100% through direct and indirect ownership
Ares Management LLC
Ares Finance Co. LLC
Ares Finance Co. II LLC
Ares Finance Co. III LLC
Ares Finance Co. IV LLC
Ares Investments Holdings LLC

(1)Assuming the full exchange of Ares Operating Group Units for shares of our Class A common stock, as of December 31, 2022, Ares Owners Holdings L.P. would hold 44.48%, Sumitomo Mitsui Banking Corporation (“SMBC”) holds 5.72% and the public would hold 49.80% of AMC. Inclusive of Class A common stock held directly by Ares employees and assuming the full exchange of Ares Operating Group Units for shares of our Class A common stock, Ares employee ownership would represent 48.30% of all outstanding shares.

Holding Company Structure

Our common stockholders are entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of our board of directors. Holders of shares of our Class A common stock are entitled to one vote per share of our Class A common stock. On any date on which the Ares Ownership Condition (as defined in the Certificate of Incorporation) is satisfied, holders of shares of our Class B common stock are, in the aggregate, entitled to a number of votes equal to (x) four times the aggregate number of votes attributable to our Class A common stock minus (y) the aggregate number of votes attributable to our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, holders of shares of our Class B common stock are not entitled to vote on any matter submitted to a vote of our stockholders. The holder of shares of our Class C common stock is generally entitled to a number of votes equal to the number of Ares Operating Group Units (as defined in the Certificate of Incorporation) held of record by each Ares Operating Group Limited Partner (as defined in the Certificate of Incorporation) other than the Company and its subsidiaries. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock. Our Class B common stock and our Class C common stock are non-economic and holders thereof shall not be entitled to (i) dividends from the Company or (ii) receive any assets of the Company in the event of any dissolution, liquidation or winding up of the Company. Ares Management GP LLC and Ares Voting LLC are both wholly owned by Ares Partners Holdco LLC. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”) and qualifies for exceptions from certain corporate governance rules of the NYSE. The Company also has non-voting common stock solely held by SMBC, which has the same economic rights as the Class A common stock.
Accordingly, AMC and any direct subsidiaries of AMC that are treated as corporations for U.S. federal income tax purposes and that are the holders of AOG Units are subject to U.S. federal, state and local income taxes in respect of their interests in the Ares Operating Group. The Ares Operating Group entity is treated as a partnership for U.S. federal income tax purposes. An entity that is treated as a partnership for U.S. federal income tax purposes generally incurs no U.S. federal income tax liability at the entity level. Instead, each partner is required to take into account its allocable share of items of income, gain, loss, deduction and credit of the partnership in computing its U.S. federal, state and local income tax liability each taxable year, whether or not cash distributions are made.
AMC holds through subsidiaries a number of AOG Units equal to the number of shares of Class A common stock that AMC has issued. The AOG Units held by AMC and its subsidiaries are economically identical in all respects to the AOG Units that are not held by AMC and its subsidiaries. Accordingly, AMC receives the distributive share of income of the Ares Operating Group from its equity interest in the Ares Operating Group.

Structure and Operation of our Funds
We conduct the management of our funds and other similar private vehicles primarily through organizing a limited partnership or other limited liability structure in which entities organized by us accept commitments and/or funds for investment from institutional investors and other investors. Such commitments are generally drawn down from investors on an as needed basis to fund investments over a specified term. Our Credit Group funds also include structured funds in which the investor’s capital is fully funded upon or soon after the subscription for interests in the fund. The CLOs that we manage are structured investment vehicles that are generally private limited liability companies. Our drawdown funds are generally organized as limited partnerships or limited liability companies. However, there are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. We also advise a number of investors through SMA relationships structured as contractual arrangements or single investor vehicles. In the case of our SMAs that are not structured as single investor vehicles, the investor, rather than us, generally controls custody of the investments with respect to which we advise. We also manage closed-end interval funds (CADC and APMF) that allow for periodic redemptions of the various share classes, four publicly-traded corporations (AAC, ACRE, ARCC and ARDC), two non-traded REITs (AREIT and AIREIT) and a non-traded BDC (ASIF). ACRE, ARDC and ARCC do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain RIC or REIT status). However, ACRE’s charter includes certain limitations relating to the ownership or purported transfer of its common stock in violation of the REIT ownership requirements. In addition, Class A ordinary shares issued by AAC are redeemable for cash by the public shareholders in the event that AAC does not complete a business combination or tender offer associated with stockholder approval provisions.

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

The governing agreements of many of our funds provide that, subject to certain conditions, third-party investors in those funds have the right to terminate the investment period or the fund without cause. The governing agreements of some of our funds provide that, subject to certain conditions, third-party investors have the right to remove the general partner. In addition, the governing agreements of certain of our funds provide that upon the occurrence of certain events, the investment period will be suspended or the investors have the right to vote to terminate the investment period in accordance with specified procedures. Such events may include certain “key persons” in our funds that engage in bad acts or depart the firm.

Fee Structure

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Consolidated Results of Operations” for an overview of our fee structure, including management fee, incentive fee and carried interest arrangements with our funds.

Capital Invested In and Through Our Funds

To further align our interests with those of investors in our funds, we have invested the firm’s capital and that of our professionals in the funds we sponsor and manage. General partner capital commitments to our funds are determined separately with respect to our funds and, generally, are less than 5% of the total commitments of any particular fund. We determine the general partner capital commitments based on a variety of factors, including regulatory requirements, investor requirements, estimates regarding liquidity over the estimated time period during which commitments will be funded, estimates regarding the amounts of capital that may be appropriate for other opportunities or other funds we may be in the process of raising or are considering raising, prevailing industry standards with respect to sponsor commitments and our general working capital requirements. Our general partner capital commitments are typically funded with cash and not with carried interest or deferral of management fees. We generally offer a portion of the general partner commitments to our eligible professionals in accordance with the Investment Company Act. Ares employees had capital commitments of $2.0 billion in Ares-managed funds as of December 31, 2022. For more information, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry, generally are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. Additional legislation, increasing global regulatory oversight of fundraising activities, changes in rules promulgated by self-regulatory organizations or exchanges or changes in the laws or rules, or interpretation or enforcement of existing laws and rules, either in the United States (“U.S.”) or elsewhere, may directly affect our mode of operation and profitability. See “Item 1A. Risk Factors—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations,” “—Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our businesses,” “—Regulatory changes in jurisdictions outside the U.S. could adversely affect our businesses,” “—Adverse incidents with respect to ESG activities could impact our or our portfolio companies’ reputation, the cost of our or their operations, or result in investors ceasing to allocate their capital to us, all of which could adversely affect our business and results of operations,” and “—Regulations governing ARCC’s operation as a business development company affect its ability to raise, and the way in which it raises, additional capital.”
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures such as oversight compliance, codes of ethics, compliance systems, communication of compliance guidance and employee education and training. All employees must annually certify their understanding of, compliance with and adherence to key global Ares policies, procedures and code of ethics. We maintain a compliance group, supervised by our Chief Compliance Officer, that is responsible for monitoring our compliance with the regulatory and legal requirements to which we are subject and managing our compliance policies and procedures. Our compliance policies and procedures seek to address a variety of regulatory and compliance risks such as the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation designed to protect privacy rights of individuals residing in the European Economic Area (the “EEA”), the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of Section 3 of the European Union Withdrawal Act 2018 (“U.K. GDPR”) with respect to individuals residing in the United Kingdom (the “U.K.”), and various privacy laws applicable to individuals residing in the U.S., including the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act. Any failure to comply with such laws or regulations could result in fines, penalties and/or sanctions, which could be substantial, litigation as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted.

U.S.

The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. The Financial Industry Regulatory Authority (“FINRA”) and the SEC oversee the activities of our wholly owned subsidiaries, AWMS and Ares Management Capital Markets LLC (formerly known as Ares Investor Services LLC) (“AMCM”), as registered broker-dealers. In connection with certain investments made by funds in our Private Equity Group, certain of our subsidiaries and funds are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.
Additionally, the SEC and various self-regulatory organizations have in recent years increased their regulatory activities in respect of investment management firms. See “Item 1A. Risk Factors—Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” Effective September 2019, the SEC adopted a rule that requires a broker-dealer, or a natural person who is an associated person of a broker-dealer, to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities, without placing the financial or other interest of the broker, dealer or natural person who is an associated person of a broker-dealer making the recommendation ahead of the interest of the retail customer (“Regulation Best Interest”). The term “retail customer” is defined as a natural person who uses such a recommendation primarily for personal, family or household purposes, without reference to investor sophistication or net worth. The “best interest” standard is satisfied through compliance with certain disclosure, duty of care, conflict of interest mitigation and compliance obligations. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. The impact of Regulation Best Interest and state fiduciary standards on broker-dealers cannot be determined at this time, as no administrative or case law currently exists under Regulation Best Interest and the full scope of its applicability is uncertain. However, it may negatively impact whether broker-dealers and their associated persons are willing to recommend investment products, including our funds, to retail customers. As such, Regulation Best Interest may reduce the ability of our funds to raise capital, which would adversely affect our business and results of operations.

Funds and Portfolio Companies of our Funds

All of our funds are advised by SEC registered investment advisers (or wholly owned subsidiaries thereof). Registered investment advisers are subject to more stringent requirements and regulations under the Investment Advisers Act than unregistered investment advisers. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions. In addition, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and a significant amount of attention and time to be spent by our personnel. The SEC has recently proposed changes to Form PF which, among other proposed requirements, would require reporting within one business day upon the occurrence of certain fund-level events, which, if enacted, could further increase related administrative costs and burdens.
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
ARCC and ASIF are registered investment companies that have each elected to be treated as a business development company under the Investment Company Act. ARDC and certain other funds are registered investment companies under the Investment Company Act. Each of the registered investment companies has elected, for U.S. federal tax purposes, to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). To maintain its RIC status under the Code, a RIC must timely distribute an amount equal to at least 90% of its investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to its stockholders. In addition, a RIC generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless it distributes in a timely manner an amount at least equal to the sum of (i) 98% of its ordinary income recognized during a calendar year, (ii) 98.2% of its capital gain net income, as defined by the Code, recognized during the one-year period ending on October 31 of the calendar year, and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which a RIC pays excise tax is generally distributed to its stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, a RIC may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. In addition, as a business development company, ARCC must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of ARCC’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” ARCC is also generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s asset coverage, as calculated pursuant to the Investment Company Act, equals less than 150% after such incurrence.
ACRE, AREIT and AIREIT have each elected and qualified to be taxed as a real estate investment trust, or REIT, under the Code. To maintain its qualification as a REIT, each must distribute at least 90% of its taxable income to its stockholders and meet, on a continuing basis, certain other complex requirements under the Code.
AWMS and AMCM, our wholly owned subsidiaries, are registered as broker-dealers with the SEC, maintain licenses in many states, and are members of FINRA. As a broker-dealer, each subsidiary is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to each of our subsidiaries in its capacity as broker-dealers, they are not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As registered broker-dealers and members of a self-regulatory organization, AWMS and AMCM are, however, subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act, which specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Political and regulatory conditions, including the effects of negative publicity surrounding the financial industry in general and proposed legislation, could adversely affect our businesses.”

Other Jurisdictions
Certain of our subsidiaries operate outside the U.S. In Luxembourg, Ares Management Luxembourg (“AM Lux”) is subject to authorization and regulation by the Commission de Surveillance du Secteur Financier (“CSSF”). In the U.K., Ares Management Limited (“AML”) and Ares Management U.K. Limited (“AMUKL”) are subject to regulation and authorization by the U.K. Financial Conduct Authority (the “FCA”). Ares European Loan Management LLP (“AELM”), which is not a subsidiary, but in which we are indirectly invested and which procures certain services from AML, is also subject to regulation by the FCA. In some circumstances, AML, AMUKL, AELM (the “U.K. Regulated Entities”) and other Ares entities are or may become subject to U.K. or EU laws, for instance in relation to marketing our funds to investors in the EEA.
The U.K. exited the EU on January 31, 2020. The withdrawal agreement which provided for a transitional period to allow for the terms of the U.K.’s future relationship with the EU to be negotiated, ended on December 31, 2020. EEA passporting rights are no longer available to the relevant U.K. entities following the end of the transitional period. Various EU laws were “on-shored” into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition. The Trade and Cooperation Agreement (the “TCA”) between the U.K. and the EU formally came into force on May 1, 2021 and since its effectiveness, the TCA has governed certain matters between the U.K. and the EU. In addition, the Temporary Marketing Permission Regime (the “TMPR”) allows our alternative investment fund managers (“AIFMs”) to continue to market those funds in the U.K. that were in existence on December 31, 2020, on broadly the same terms as previously applied. Unless extended, the TMPR lasts until December 31, 2025. Any marketing of a new fund coming into existence after December 31, 2020 must comply with the U.K.’s national private placement regime. Notwithstanding the TCA and the TMPR, there remains considerable uncertainty as to the nature of the U.K.’s future relationship with the EU, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated Entities and our businesses generally could be adversely affected by Brexit. See “Item 1A. Risk Factors—Risks Related to Regulation—The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations.” Despite the U.K.’s departure from the EU, new and existing EU legislation is expected to continue to impact our business in the U.K. (whether because its effect is preserved in the U.K. as a matter of domestic policy or because compliance with such legislation (whether in whole or part) is a necessary condition for market access into the EEA) and other EEA member states where we have operations. The U.K.’s departure has the potential to change the U.K. legislative and regulatory frameworks within which the U.K. Regulated Entities operate, which could adversely affect our businesses or cause a material increase in our tax liability.
AM Lux operates under the EU legislative frameworks. Notwithstanding the U.K.’s withdrawal from the EU, the U.K. Regulated Entities generally continue to be regulated under these frameworks to the extent they were preserved in U.K. law. In some circumstances other Ares entities are or may become subject to EU laws or the law of EEA member states, including with respect to marketing our funds to investors in the EEA.
AM Lux and AMUKL are both AIFMs. Their operations are primarily governed by Directive 2011/61/EU on Alternative Investment Fund Managers and other associated legislation, rules and guidance (“AIFMD”). The U.K. implemented AIFMD while it was still a member of the EU and similar requirements therefore continue to apply in the U.K. notwithstanding Brexit. The AIFMD imposes significant regulatory requirements on AIFMs established in the EEA. AIFMD regulates fund managers by, amongst other things, prescribing authorization conditions for an AIFM, restricting the activities that can be undertaken by an AIFM and prescribing the organizational requirements, operating conditions, and regulatory standards relating to such things as initial capital, remuneration, conflicts, risk management, leverage, liquidity management, delegation of duties, transparency and reporting requirements.
In the EU (but not the U.K.), AIFMD is currently under review. On November 25, 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II”. On May 16, 2022, the European Parliament issued its draft report on the European Commission’s proposals, and on June 21, 2022, the Council of the EU published its compromise text. Subject to the EU ordinary legislative process involving the European Parliament and the Council of the EU, this is expected to result in certain amendments to AIFMD, which will affect firms two years after the legislation comes into force, possibly in 2025. It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.
AML and AELM are both investment firms within the meaning of Directive 2014/65/EU on Markets in Financial Instruments (“MiFID II”). Notwithstanding Brexit, the U.K.’s rules implementing MiFID II continue to have effect and the accompanying Markets in Financial Instruments Regulation 600/2014/EU (“MiFIR”) has been on-shored into U.K. law in connection with this withdrawal. The operations of AML and AELM are primarily governed by U.K. laws and regulatory rules implementing MiFID II, MiFIR and other associated legislation, rules and guidance. AMUKL is subject to certain provisions of U.K.-retained MiFID II because it has top-up permissions to provide certain U.K.-retained MiFID investment services. AM Lux is subject to certain provisions of EU MiFID II because it has top-up permissions to provide certain MIFID investment services. The main business of AM Lux and the U.K. Regulated Entities is to provide asset management services to clients in Europe.
MiFID II and MiFIR extended the Markets and Financial Instruments Directive (“MiFID”) requirements in a number of areas with more prescriptive and onerous obligations with respect to costs and charges disclosure, product design and governance, the receipt and payment of inducements, the receipt of and payment for investment research, suitability and appropriateness assessments, conflicts of interest, record-keeping, best execution, transaction and trade reporting, remuneration, training and competence and corporate governance. Certain aspects of MIFID II and MiFIR are subject to review and change in both the EU and the U.K.
Effective January 1, 2022, the U.K. introduced a new prudential regulatory framework for U.K. investment firms (the “Investment Firm Prudential Regime” or “IFPR”). IFPR applies to AML and AELM as U.K. MiFID investment firms as well as to AMUKL, as a U.K. AIFM with MiFID “top-up” permissions. Under IFPR, among other requirements, AML, AMUKL and AELM will be required to maintain a more onerous policy on the way in which it remunerates its staff, to set an appropriate ratio between the variable and fixed components of total remuneration and to meet requirements on the structure of variable remuneration. AML and AMUKL are considered to be part of the same “prudential consolidation group”, and many of the requirements of IFPR (including but not limited to capital, liquidity and remuneration) will apply at the consolidated group level. Importantly, the broad discretion that previously exempted U.K. firms from certain remuneration rules on the basis of “proportionality” does not apply in relation to IFPR. Under IFPR, each of AML, AMUKL and AELM will have to make public disclosures on its website in relation to its: (i) own funds, own funds requirements and governance structures; (ii) risk management; and (iii) remuneration. The new public disclosure requirements mandate more detail, including quantitative information on remuneration paid to staff, split in between classes of employees, and confirmation of the highest severance payment awarded to an individual material risk taker. As a new regime, operating the relevant requirements may lead to additional operational and compliance complexity in the short to medium term and possibly higher regulatory capital requirements for the affected firms.
The U.K. is introducing an important and substantial regime, the Consumer Duty, designed to improve outcomes for retail investors, aspects of which will begin to apply from July 31, 2023. Although Ares entities do not generally deal with consumers in the ordinary sense, the regime will apply to certain of our funds. On December 2, 2022, the FCA published a consultation proposal which would, if implemented, remove an important exemption that is currently available to asset managers of investment funds and potentially make the impact of the Consumer Duty more significant. This could have important implications for Ares entities that are unable to rely on another exemption.
Our operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. These include operating subsidiaries of Ares SSG Capital Holdings Limited, which are subject to regulation by various regulatory authorities, including the Securities and Futures Commission of Hong Kong and Monetary Authority of Singapore. In addition, as the ultimate parent of the controlling entity of Aspida Re, a Bermuda Class E insurance company, we are considered its “shareholder controller” (as defined in the Bermuda Insurance Act) by the Bermuda Monetary Authority (the “BMA”).

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
We face competition in our direct lending, trading, acquisitions and other investment activities primarily from traditional asset managers, business development companies, specialized funds, investment managers and other financial institutions, and we expect that competition will continue to increase. Many of these competitors in some of our businesses are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage in bidding for an investment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our funds seek to exploit.
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
•inflation has adversely affected and may continue to adversely affect our business, results of operations and financial condition of our funds and their portfolio companies;
•challenging market and political conditions in the U.S. and globally, including risks in respect of a failure to increase the U.S. debt ceiling and the conflict between Russia and Ukraine, may reduce the value or hamper the performance of the investments made by us and our funds or impair the ability of our funds to raise or deploy capital;
•we are subject to risks related to COVID-19, which have affected and may continue to affect various aspects of our and our funds’ businesses;
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
•we face intense competition in the investment management business for investment opportunities;
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
•we and our third-party service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations;

•we may be subject to litigation and reputational risks and related liabilities or risks related to employee misconduct, fraud and other deceptive practices;
•the use of leverage by us and our funds exposes us to substantial risks, including related to the selection of a replacement for LIBOR;
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
•our holding company structure, Delaware law and contractual restrictions may limit our ability to pay dividends to the holders of our Class A and non-voting common stock;
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
Our businesses are materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, the availability and cost of credit, inflation rates, changes in laws (including laws relating to our taxation, taxation of our investors and the possibility of changes to regulations applicable to alternative asset managers), trade policies, commodity prices, tariffs, currency exchange rates and controls and national and international political circumstances (including wars and other forms of conflict, civil unrest, terrorist acts, and security operations), general economic uncertainty and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, other adverse weather and climate conditions and pandemics. These factors are outside of our control and may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as ongoing uncertainty following the end of the Brexit transitional period on December 31, 2020, hostilities in the Middle East region and more recently between Russia and Ukraine. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine have caused additional financial market volatility and affected the global economy. Concerns over increasing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility.
In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the commodities, equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.
A number of factors have had and may continue to have an adverse impact on credit markets in particular. The weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, in an effort to combat inflation the Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Moreover, while conditions in the U.S. economy have generally improved since the credit crisis, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Since credit represents a significant portion of our business and ongoing strategy, any of the foregoing could have a material adverse impact on our business prospects and financial condition.
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
Inflation has adversely affected and may continue to adversely affect our business, results of operations and financial condition of our funds and their portfolio companies.
Certain of our funds and their portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our fund investments could result in future realized or unrealized losses.

Political and regulatory conditions, including the effects of negative publicity surrounding the financial industry in general and proposed legislation, could adversely affect our businesses.

As a result of market disruptions and highly publicized financial scandals in recent years, regulators and investors have exhibited concerns over the integrity of the U.S. financial markets. The businesses that we operate both in and outside the U.S. will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Commodity Futures Trading Commission (the “CFTC”), FINRA or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
In recent periods there has been an increasing level of public discourse, debate and media coverage regarding the appropriate extent of regulation and oversight of the financial industry, including investment firms, as well as the tax treatment of certain investments and income generated from such investments. For further discussion regarding legislation affecting the taxation of carried interest, see “—We depend on the members of the Executive Management Committee, senior professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.” There is ongoing uncertainty regarding prospective changes in law and regulation affecting the U.S. private equity industry, including the possibility of significant revision to the Code and U.S. securities and financial laws, rules and regulations. See “—Risks Related to Taxation—Applicable U.S. and foreign tax law, regulations, or treaties, and changes in such tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect our effective tax rate, tax liability, financial condition and results, ability to raise funds from certain foreign investors, increase our compliance or withholding tax costs and conflict with our contractual obligations” and “Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” The likelihood of occurrence and the effect of any such change is highly uncertain and could have an adverse impact on us, our portfolio companies and our fund investors.

The COVID-19 pandemic has disrupted, and may continue to disrupt, the U.S. and global economy and industries in which we, our funds and our funds’ portfolio companies operate and could potentially negatively impact us, our funds or our funds’ portfolio companies.
The COVID-19 pandemic has adversely impacted global commercial activity and supply chain operations and has contributed to significant volatility in the equity and debt markets. Many countries, including the U.S., and states and municipalities in which we, our funds and our funds’ portfolio companies operate, issued (and may re-issue) orders requiring the closure of, or certain restrictions on the operation of, certain businesses. Preventative measures taken to contain or mitigate the spread of COVID-19 and its variants have caused, and may continue to cause, business shutdowns or the re-introduction of business shutdowns, significant fluctuations in demand for certain goods and services, supply chain disruptions and overall economic and financial market instability both globally and in the U.S. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created significant disruption in economic activity and have had a particularly adverse impact on the energy, hospitality, travel, retail and restaurant industries, and other industries in which certain of our funds’ portfolio companies operate. Some of these effects persist. While many of the initial restrictions have been lifted, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health, both in the U.S. and globally. Moreover, even where restrictions are and remain lifted, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. As a result, even after the COVID-19 pandemic subsides, as a result of its effects the U.S. economy and other major markets may experience economic volatility and/or downturns, which could materially and adversely affect our and our funds’ business and operations, as well as the business and operations of our funds’ portfolio companies. Significant volatility and declines in valuations in the global markets as well as liquidity concerns due to the COVID-19 pandemic and its effects may impair our ability to raise funds or deter fund investors from investing in new or successor funds that we are marketing. Additionally, our funds’ portfolio companies have faced, or may face in the future, increased credit and liquidity risk due to volatility in financial markets, reduced or eliminated revenue streams, and limited or higher cost of access to preferred sources of funding, which could impact the ability of our funds’ portfolio companies to meet their respective financial obligations and continue as going concerns. Our funds may experience a slowdown in the pace of their investment activity and capital deployment, which could also adversely affect the timing of raising capital for new or successor funds and could also impact the management fees we earn on funds that generate fees based on invested (and not committed) capital. Additionally, any asset price inflation driven by the COVID-19 pandemic’s market dislocation may hamper our and our funds’ ability to deploy capital or to deploy capital as profitably as we could if asset prices were not inflated. While the increased volatility in the financial markets caused by the COVID-19 pandemic may present attractive investment opportunities, we or our funds may not be able to complete those investments due to, among other factors, increased competition or operational challenges such as our ability to obtain attractive financing. If the impact of the COVID-19 pandemic and current market conditions continue, we and our funds may have fewer opportunities to successfully exit investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources or access to financing to pursue an acquisition, lack of refinancing markets, resulting in a reduced ability to realize value from such investments at attractive valuations or at all, and thereby negatively impacting our realized income. The COVID-19 pandemic necessitated an extended period of remote working by our employees. Although we have largely resumed in-office operations, ongoing usage of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. While we have taken steps to secure our networks and systems, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by failures of, or attacks on, their information systems and technology.
We are continuing to monitor the impact of COVID-19 and related risks, including risks related to the ongoing spread of COVID-19 (including new variants) and efforts to mitigate the spread and deployment of vaccines. If the effects of the COVID-19 pandemic and related mitigation efforts continue or recur, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities may adversely affect our effective tax rate, tax liability and financial condition and results.
Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally. Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. For an overview of certain relevant U.S. tax laws and relevant foreign tax laws, see “—Risks Related to Taxation—Applicable U.S. and foreign tax law, regulations, or treaties, and changes in such tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect our effective tax rate, tax liability, financial condition and results, ability to raise funds from certain foreign investors, increase our compliance or withholding tax costs and conflict with our contractual obligations.”

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
The departure or bad acts of any of our senior professionals, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. Turnover and associated costs of rehiring, the loss of human capital through attrition and the reduced ability to attract talent could impair our ability to implement our growth strategy and maintain our standards of excellence. Further the departure of some or all of those individuals could also trigger certain “key person” provisions in the documentation governing certain of our funds, which would permit the investors in those funds to suspend or terminate such funds’ investment periods or, in the case of certain funds, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together. See “—Risks Related to Regulation—Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.”
We anticipate that it will be necessary for us to add investment professionals both to grow our businesses and to replace those who depart. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in investment management firms is significant, both in the U.S. and internationally, and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the U.S. as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We seek to offer our personnel meaningful professional development opportunities and programs such as employee engagement, training and development opportunities and periodic review processes. We also seek to provide our personnel with competitive benefits and compensation packages. However, these efforts may not be sufficient to enable us to attract, retain and motivate qualified individuals to support our business and growth.

Furthermore, under the Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), investments must be held for more than three years, rather than the prior requirement of more than one year, for carried interest to be treated for U.S. federal income tax purposes as capital gain. The longer holding period requirement may result in some or all of our carried interest being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. In January 2021, the U.S. Internal Revenue Service (the “IRS”) released final regulations implementing the carried interest provisions that were enacted as part of the Tax Cuts and Jobs Act. In addition, following the Tax Cuts and Jobs Act, the tax treatment of carried interest has continued to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. Congress and the current Presidential administration may consider legislation to further extend the holding period for carried interest to qualify for long-term capital gains treatment, have carried interest taxed as ordinary income rather than as capital gain, impose surcharges on carried interest or increase the capital gains tax rate. Tax authorities and legislators in other jurisdictions in which Ares has investments or employees could clarify, modify or challenge their treatment of carried interest. For example, the U.K. government has suggested, following a report by the Office of Tax Simplification on the U.K. Capital Gains Tax Regime, that it is keeping the regime under review. There is a risk that such review could result in a change to the taxation of carried interest with respect to our U.K. investment professionals. Additionally, the COVID-19 pandemic may increase these risks as international authorities consider methods to increase tax revenues due to increasing fiscal deficits. In addition, there have been recent laws and regulations that regulate the compensation of certain of our employees. All of these changes may materially increase the amount of taxes that our employees and other key personnel would be required to pay and as a result may impact our ability to recruit, retain and motivate employees and key personnel in the relevant jurisdictions or may require us in certain circumstances to consider alternative or modified incentive arrangements for such employees or key personnel. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our carried interest and incentive fees that we grant to our investment professionals. Additionally, we expect expenses related to equity-based compensation to increase in the future as we grant equity-based awards to attract, retain and compensate employees.
Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our businesses.
As we expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ investment activities. These conflicts are most likely to arise between or among our funds or between one or more funds across our Credit, Private Equity, Real Assets, Secondaries and Strategic Initiatives Groups, including any SPACs and similar investment vehicles that we sponsor. These conflicts of interest include:
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
•conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies; and
•fund investors may perceive conflicts of interest regarding investment decisions for funds in which our investment professionals, who have made and may continue to make significant personal investments, are personally invested.
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
In addition, if any of our subsidiaries become the sponsor of any SPACs that are unable to successfully complete a business combination within the time limitation provided for such SPAC, we may lose the entirety of our investment. See “—Risks Related to Regulation—We have made a significant investment in a subsidiary that is the sponsor of a SPAC, and will suffer the loss of all of our investment if the SPAC does not complete a business combination by the applicable deadline.”
ARCC’s management fee comprises a significant portion of our management fees and a reduction in fees from ARCC could have an adverse effect on our revenues and results of operations.
The management fees we receive from ARCC (including fees attributable to ARCC Part I Fees) comprise a significant percentage of our management fees. The investment advisory and management agreement we have with ARCC categorizes the fees we receive as: (a) base management fees, which are paid quarterly and generally increase or decrease based on ARCC’s total assets (excluding cash and cash equivalents), (b) fees based on ARCC’s net investment income (before ARCC Part I Fees and ARCC Part II Fees), which are paid quarterly (“ARCC Part I Fees”), and (c) fees based on ARCC’s net capital gains, which are paid annually (“ARCC Part II Fees”). We classify the ARCC Part I Fees as management fees because they are predictable and recurring in nature, not subject to contingent repayment and generally cash-settled each quarter. If ARCC’s total assets or its net investment income (before ARCC Part I Fees and ARCC Part II Fees) were to decline significantly for any reason, including, without limitation, due to fair value accounting requirements, the poor performance of its investments or the failure to successfully access or invest capital, the amount of the fees we receive from ARCC, including the base management fee and the ARCC Part I Fees, would also decline significantly, which could have an adverse effect on our revenues and results of operations. In addition, because ARCC Part II Fees are not paid unless ARCC achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation), ARCC’s Part II Fees payable to us are variable and not predictable. In addition, ARCC Part I Fees and ARCC Part II Fees may be subject to cash payment deferral if certain return hurdles in accordance with the contractual terms are not met, which could have an adverse effect on our cash flows if such deferral is sustained for an extended period. In such cases, the contractual payments to employees as compensation related to such ARCC Part I Fees and ARCC Part II Fees are also deferred, which would limit the associated impact to our liquidity. We may also, from time to time, waive or voluntarily defer any fees payable by ARCC in connection with strategic transactions.
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
We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. The Institutional Limited Partners Association (“ILPA”) published a set of Private Equity Principles (the “Principles”) which called for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fee structures. We promptly provided ILPA with our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so. More recently, institutional investors have been increasing pressure to reduce management and investment fees charged by external managers, whether through direct reductions, deferrals, rebates or other means. In addition, we may be asked by investors to waive or defer fees for various reasons, including during economic downturns or as a result of poor performance of our funds. We may not be successful in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new businesses could have an adverse effect on our profit margins and results of operations. For more information about our fees, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Rapid growth of our businesses, particularly outside the U.S., may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.
Our assets under management have grown significantly in the past, and we are pursuing further growth in the near future, both organic and through acquisitions. Our rapid growth has placed, and planned growth, if successful, will continue to place significant demands on our legal, accounting, compliance and operational infrastructure and has increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management has grown, but of the growth in the variety and complexity of, as well as the differences in strategy between, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments.
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
In addition, pursuing investment opportunities outside the U.S. presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. To accommodate the needs of global investors and strategies we must structure investment products in a manner that addresses tax, regulatory and legislative provisions in different, and sometimes multiple, jurisdictions. Further, in conducting business in foreign jurisdictions, we are often faced with the challenge of ensuring that our activities and those of our funds and, in some cases, our funds’ portfolio companies, are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (the “FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing foreign fund investors means that we must comply with international laws governing the sale of interests in our funds, different investor reporting, investor “know your customer” requirements and information processes and other requirements, which may impact our ability to service such investors. As a result, we are required to continuously develop our systems and infrastructure, including employing and contracting with foreign businesses and entities, in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. This growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage or maintain appropriate oversight over our expanding international operations effectively or that we will be able to continue to grow this part of our businesses, and any failure to do so could adversely affect our ability to generate revenues and control our expenses. See “—Risks Related to Regulation—Regulatory changes in jurisdictions outside the U.S. could adversely affect our businesses.”
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
Risks Related to Regulation
Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.
Overview of our regulatory environment and exemptions from certain laws.  Our businesses are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. FINRA and the SEC oversee the activities of our wholly owned subsidiaries AMCM and AWMS as registered broker-dealers, which also maintain licenses in many states. We are subject to audits by the Defense Security Service to determine whether we are under foreign ownership, control or influence. We are also increasingly subject to various data privacy and protection laws. If we are unable or fail to comply with such laws, we could be subject to fines, penalties, litigation or reputational harm.
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

We expect a heightened level of SEC enforcement activity under the current Presidential administration. While we have a robust compliance program in place, it is possible this enforcement activity will target practices at which we believe we are compliant and which were not targeted by the prior Presidential administration. For example, the Biden administration and the current leadership of the SEC have signaled that they intend to seek to enact changes to numerous areas of law and regulations currently in effect. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation and has proposed a number of new rules that, if adopted as proposed, would impose significant changes on investment advisers and their management of private funds (including with respect to fund audits, adviser-led secondary transactions, fee and expense allocation and reporting, beneficial ownership reporting under Exchange Act Sections 13(d) and 13(g), reporting on Form PF, borrowings, indemnification, side letters, cybersecurity risk management, ESG disclosure, annual compliance reviews and outsourcing by investment advisers), and the SEC is expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. On December 14, 2022, the SEC adopted amendments to Rule 10b5-1 under the Exchange Act, which heighten the requirements for the 10b5-1 affirmative defense and require new disclosures about issuers’ policies and procedures related to stock purchase plans. Any of the foregoing could lead to further regulatory uncertainty, result in changes to our operations and could materially impact our funds and/or their investments and/or the Company, including by causing us to incur additional expenses.
Federal regulation. Under the Dodd-Frank Act, a 10 voting-member Financial Stability Oversight Council (the “Council”) has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, evaluating the impact of the distress of the financial firm on the stability of the U.S. economy. If we were designated as such, it would result in increased regulation of our businesses, including the imposition of capital, leverage, liquidity and risk management standards, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.
A section of the Dodd-Frank Act known as the Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any foreign bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities.
In October 2020, revisions to the Volcker Rule became effective providing an exemption for activities of qualifying foreign excluded funds, revising the exclusions from the definition of a “covered fund,” creating new exclusions from the definition of a covered fund and modifying the definition of an ownership interest. Although we do not currently anticipate that these changes to the Volcker Rule will adversely affect our fundraising to any significant extent, there could be adverse implications on our ability to raise funds from the types of entities mentioned above if these regulations become stricter.
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
Certain classes of interest rate swaps and certain classes of credit default swaps are subject to mandatory clearing, unless an exemption applies. Many of these swaps are also subject to mandatory trading on designated contract markets or swap execution facilities. The CFTC may propose rules designating other classes of swaps for mandatory clearing. Mandatory clearing and trade execution requirements may change the cost and availability of the swaps that we use, and expose our funds to the credit risk of the clearing house through which any cleared swap is cleared. In addition, federal bank regulatory authorities and the CFTC have adopted initial and variation margin requirements for swap dealers, security-based swap dealers and swap entities, including permissible forms of margin, custodial arrangements and documentation requirements for uncleared swaps and security-based swaps. The new rules regarding variation margin requirements are now in effect, and as a result some of our funds are required to post collateral to satisfy the variation margin requirements which has made transacting in uncleared swaps more expensive.
Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to effect desired trades. Position limits represent the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. In October 2020, the CFTC adopted a final rule that applies specific limits on speculative positions in 25 physical commodity futures contracts, futures and options directly or indirectly linked to such contracts as well as economically equivalent swaps. The final rule had a general compliance date of January 1, 2022 and became effective for economically equivalent swaps on January 1, 2023. The Dodd-Frank Act also authorizes the SEC to establish position limits on security-based swaps, which rules could have a similar impact on our business. The CFTC could propose to expand such requirements to other types of contracts in the future. These rules and any additional proposals could affect our ability and the ability for our funds to enter into derivatives transactions.
In January 2019, rules enacted by the Board of Governors of the Federal Reserve System, FDIC and the OCC came into effect and placed limitations on the exercise of certain specified insolvency-related default and cross-default rights against a counterparty that has been designated as a global systemically important banking organization (the “Stay Regulations”). These rules are intended to mitigate the risk of destabilizing close-outs of certain qualifying financial contracts (“QFCs”) (including but not limited to, derivatives, securities lending, and short-term funding transactions, such as repurchase agreements) entered into by U.S. global systemically important banking organizations. The application of the Stay Regulations could adversely impact the exercise of our or our funds’ contractual rights if one or more counterparties with whom we have QFCs experiences a covered insolvency event.
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. In 2016, federal bank regulatory authorities and the SEC revised and re-proposed a rule that generally (1) prohibits incentive-based payment arrangements that are determined to encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss and (2) requires those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. For more information on certain incentive compensation paid to our senior executive officers, see “—Risks Related to Shares of Our Common Stock—The market price of shares of our Class A common stock may decline due to the large number of shares of Class A common stock eligible for exchange and future sale.” The Dodd-Frank Act also directs the SEC to adopt a rule that requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the contingent repayment obligations of related incentive compensation from current and former executive officers. The SEC has proposed but not yet adopted such rule. To the extent the aforementioned rules are adopted, our ability to recruit and retain investment professionals and senior management executives could be limited.
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
State regulation. A number of states and regulatory authorities require investment managers to register as lobbyists. We have registered as such in a number of jurisdictions, including California, Illinois, New York, Pennsylvania, Louisiana, Texas and Kentucky. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping, and may also prohibit the payment of contingent fees.
Regulatory environment of our funds and portfolio companies of our funds. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, marketing and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions, restrictions on the activities of us or our personnel and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities and tax law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
Compliance with existing and new or changing laws and regulations subjects us to significant costs. Moreover, our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. For example, the SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150.0 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and requires a significant amount of attention and time to be spent by our personnel. The SEC has recently proposed changes to Form PF which, among other proposed requirements, would require reporting within one business day upon the occurrence of certain fund-level events, which, if enacted, could further increase related administrative costs and burdens. Most of the regulations to which our businesses are subject are designed primarily to protect investors in our funds and portfolio companies and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction is imposed against us, one of our subsidiaries or our personnel by a regulator for a small monetary amount, the costs incurred in responding to such matters could be material, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.
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
A number of our investing activities, such as our direct lending business, are also subject to regulation by various U.S. and foreign regulators. It is impossible to determine the full extent of the impact on us of existing regulation or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our businesses, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. As of December 31, 2022, our direct lending AUM represented 42% of our total AUM.
While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, the disclosure of operating partner or operating executive compensation, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. Further, the SEC has recently proposed new rules for private fund advisers related to such topics, which if adopted, would include a prohibition on charging fees or expenses related to a portfolio investment on a non-pro rata basis, charging certain fees to a private fund or its portfolio investment such as fees for unperformed services or fees and expenses associated with an examination of the adviser; seeking reimbursement, indemnification, exculpation or limitation of its liability for certain activity; or reducing the amount of an adviser clawback by the amount of certain taxes. The proposed rules would also require written disclosure to all investors and prospective investors of preferential treatment terms and detailed quarterly reporting of all adviser compensation, fees and expenses, as well as performance information. In addition, our Private Equity Group funds have engaged in the past and may engage from time to time advisors who often work with our investment teams during due diligence, provide board-level governance and support and advise portfolio company leadership. Advisors generally are third parties and our funds typically bear the costs of such advisors. In some cases, an operating executive may be retained by a portfolio company directly and in such instances the portfolio company may compensate the operating executive directly (meaning that investors in our Private Equity Group funds may indirectly bear the operating executive’s compensation). While we believe we have made appropriate and timely disclosures regarding the engagement and compensation of these advisors, the SEC staff may disagree.
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
The insurance industry is subject to significant regulatory oversight, both in the U.S. and abroad. Regulatory authorities in many relevant jurisdictions have broad administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements, capital adequacy including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. Insurance regulatory authorities regularly review and update these and other requirements. Currently, there are proposals to increase the scope of regulation of insurance holding companies in the U.S., Bermuda and other jurisdictions. Changes in regulations impacting the insurance industry could adversely impact our expansion into the insurance industry, the prospects of our Bermuda insurance company subsidiary Aspida Re and other investments we make in the insurance industry, both in the U.S. and abroad and limit our ability to raise capital for our funds from insurance companies, which could limit our ability to grow.
The U.S. and foreign insurance industries are subject to significant regulation. Regulatory authorities in the U.S. and many relevant jurisdictions have broad regulatory (including through any regulatory support organization), administrative, and in some cases discretionary, authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements and capital adequacy. Because these requirements are primarily designed to protect policyholders, regulatory authorities often have wide discretion in applying restrictions and regulations, which may indirectly affect Aspida, Aspida Life, Aspida Re and other parts of our business that operate within or offer products or services to insurance industry.
We may be the target or subject of, or may have indemnification obligations related to, litigation, enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance companies, which could result in, among other things, suspension or revocation of licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent AIS or another Ares business that offers products to insurance companies, Aspida Life or Aspida Re is directly or indirectly involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties from both U.S. and foreign regulators.
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
As the ultimate parent of the controlling entity of Aspida Re, a Bermuda Class E insurance company, we are considered its “shareholder controller” (as defined in the Bermuda Insurance Act) by the BMA. Aspida Re is subject to regulation and supervision by the BMA, and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller (as defined in the Bermuda Insurance Act). The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine or imprisonment or both. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer, and such person or entity can be subject to fines or imprisonment or both. These laws may discourage potential acquisition proposals for us and could delay, deter or prevent an acquisition of controllers of Bermuda insurers.
Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior professionals. We are subject to a number of laws, obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. Further, our employees are subject to various internal policies including a Compliance Manual, a Code of Ethics and our Employee Handbook. The violation of these laws, obligations, standards or policies by any of our employees could adversely affect investors in our funds and us. Our businesses often require that we deal with confidential matters of great significance to companies in which our funds may invest. If our employees or former employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. Employee misconduct could also include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), concealing or failing to disclose conflicts of interest with our funds or portfolio companies or otherwise charging (or seeking to charge) inappropriate expenses or inappropriate or unlawful behavior or actions directed towards other employees, or misappropriation of confidential or proprietary information relating to us or our portfolio companies. Such misconduct could subject us to whistleblower claims, regulatory action and monetary or other penalties. Any claims of retaliation against whistleblowers would exacerbate the consequences of any wrongdoing. The growth of our employee base and increasing operational footprint in new jurisdictions as a result of our expanding global presence may heighten the risk of any of the foregoing, particularly in the context of employees who may not have a close familiarity with industries that are regulated in the same way as ours.
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
In July 2017, the FCA announced that it would phase out LIBOR by the end of 2021. On March 5, 2021, the administrator of LIBOR, ICE Benchmark Administrator (“IBA”), notified the FCA that it intended to cease publishing (i) the principal LIBOR tenors in four currencies (GBP, EUR, CHF and JPY) immediately after December 31, 2021, (ii) the one-week and two-month tenors of USD LIBOR immediately after December 31, 2021, and (iii) all other USD LIBOR tenors (e.g., overnight, one-month, three-month, six-month and twelve-month) immediately after June 30, 2023. On the same day, the FCA, as supervisor of IBA, made its announcement on the future cessation and loss of representativeness of the LIBOR benchmarks. IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates as of January 1, 2022.
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
In order to avoid disruption for users of GBP and JPY LIBOR who were unable to transition to RFRs prior to December 31, 2021, the FCA has required the continued publication of the one-month, three-month and six-month tenors of GBP and JPY LIBOR settings on a changed or “synthetic” methodology (“Synthetic LIBOR”) during 2022. Supervised users of all financial contracts other than cleared derivatives have been permitted to use these settings in respect of legacy contracts only.
Those synthetic LIBOR settings will be transitioned out. The FCA has announced that the one-month and six-month GBP LIBOR settings will no longer be published after the end of March 2023, although it will require IBA to continue publication of the three-month GBP LIBOR setting until end of 2023. Further, the FCA will no longer compel publication of the synthetic JPY LIBOR settings after December 31, 2022. The FCA has consulted on the publication of synthetic one-month, three-month and six-month USD LIBOR settings until September 2024. However, the FCA is unlikely to continue requiring synthetic USD LIBOR settings beyond that date. Remaining transition to RFRs should therefore be implemented as a matter of urgency.
Changes in the method of calculating the remaining LIBOR settings, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. As LIBOR continues to be wound down, we, our investments funds and our portfolio companies may need to continue to amend or restructure any remaining LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2022 and which have not yet been transitioned to RFRs. This may be difficult, costly and time consuming and may result in adverse tax consequences. In addition, from time to time our funds invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. The continued transition to RFRs may have an impact on the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own, and may impact the availability and cost of hedging instruments and borrowings, including potentially, an increase to our and our funds’ interest expense and cost of capital. Any increased costs or reduced profits as a result of the foregoing may adversely affect our liquidity, results of operations and financial condition. Additionally, where there is a different fallback mechanic across derivative, loan, bond and repo markets, mismatches and gaps will appear. The mismatch risk is particularly acute if we, our investments funds or our portfolio companies have entered into a derivatives transaction to hedge a risk arising under another financial arrangement, such as a loan.
Regulatory changes in jurisdictions outside the U.S. could adversely affect our businesses.

Certain of our subsidiaries operate outside the U.S. In Luxembourg, AM Lux is subject to regulation by the CSSF. In the U.K., the U.K. Regulated Entities are subject to regulation by the FCA. In some circumstances, the U.K. Regulated Entities and other Ares entities are or become subject to U.K. or EU laws, for instance in relation to marketing our funds to investors in the EEA.
Despite the U.K.’s departure from the EU on January 31, 2020 (see “—The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations” for further detail), new and existing EU legislation is expected to continue to impact our business in the U.K. The following EU measures are of particular relevance to our business.
The EU Securitisation Regulation (the “Securitisation Regulation”) includes requirements in relation to transparency and risk retention and restricts AIFMs from investing in securitizations which do not comply with its provisions (“non-compliant securitizations”). The Securitisation Regulation also imposes an obligation on AIFMs to divest any interest in a non-compliant securitization. It is currently unclear if the Regulation applies to AIFMs domiciled outside the EEA but marketing one or more alternative investment funds in the EEA under a national private placement regime. This lack of clarity may hamper our ability to raise capital for some of our non-EEA funds from investors in the EEA or subject such fund raising to additional risks, including, if application of the Securitisation Regulation to non-EEA AIFMs is confirmed, that their funds that market in the EEA could be required to divest of interests in non-compliant securitizations at sub-optimal prices. Both the EU and the U.K. (in relation to the on-shored version of the Securitisation Regulation) are undertaking reviews of their respective regimes and changes may follow as a result. There is no certainty as to the effect such changes may have on Ares and relevant funds. Furthermore, there can be no guarantee that the U.K. will move in lockstep with the changes proposed by the EU. Additional underlying rules are in the process of being finalized by the EU which may impact the manner in which the risk retention rules must be implemented by Ares and relevant funds.
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
A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) took effect on June 26, 2021. IFR/IFD introduces a bespoke prudential regime for most MiFID investment firms to replace the one that currently applies under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of “prudential”

regulation in the EU. Depending on how EU member states implement IFR/IFD, certain aspects of these rules may also apply AIFMs that have been authorized to provide investment services via a MiFID “top-up” permission, however the Luxembourg regulator, Commission de Surveillance du Secteur Financier, has so far taken the position not to extend such rules to AIFMs with MiFID top-up permissions and as such, AM Lux to date remains outside of the scope of IFR/IFD.
The U.K.’s version of IFR/IFD, IFPR, took effect from January 1, 2022. IFPR applies to AML and AELM as U.K. MiFID investment firms and to AMUKL, as a U.K. AIFM with a MiFID “top-up” permissions. Under IFPR, among other requirements, AML, AMUKL and AELM will be required to maintain a more onerous policy on remuneration, to set an appropriate ratio between the variable and fixed components of total remuneration and to meet requirements on the structure of variable remuneration. AML and AMUKL are considered to be part of the same “prudential consolidation group”, and many of the requirements of IFPR (including but not limited to capital, liquidity and remuneration) will apply at the consolidated group level. As a new regime, operating the relevant requirements may lead to additional operational and compliance complexity in the short to medium term and possibly higher regulatory capital requirements for the affected firms.
Our U.K., other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In the EU, examples of further legislation include proposals for further changes to or reviews of the extent and interpretation of pay regulation, including under IFR/IFD (which may have an impact on the retention and recruitment of key personnel), proposals for enhanced regulation of loan origination, credit servicing and new reporting requirements in relation to securities financing transactions. In the U.K., additional rule changes have affected the approval of certain Ares professionals in the U.K. to work in the regulated financial services sector. Implementation of these new rules may increase our compliance burden and costs. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
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
Alternative Investment Fund Managers Directive
    AIFMD applies to (1) AIFMs established in the EEA that manage EEA or non-EEA AIFs, (2) non-EEA AIFMs that manage EEA AIFs and (3) non-EEA AIFMs that market their AIFs to professional investors within the EEA. Non-EEA AIFMs do not currently benefit from marketing passport rights and may only market AIFs to investors in some EEA jurisdictions in accordance with national private placement regimes. The U.K. implemented AIFMD while it was still a member of the EU and “on-shored” it as part of U.K. law, such that similar requirements continue to apply in the U.K. notwithstanding Brexit.
    In November 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II”. The draft proposed a number of amendments to AIFMD, including more onerous delegation requirements which may require a review of AM Lux’s existing arrangements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, and revised regulatory reporting and investor disclosures requirements. The draft also proposed significant new requirements relating to the activities of funds managed by AM Lux which originate loans including new restrictions on the structure which such funds may take.
AIFMD II may result in new restrictions on the ability of certain of our affiliates other than AM Lux to register funds for marketing to investors in certain EEA states.
AIFMD II imposes a range of requirements on AIFMs which may increase the cost of doing business for AM Lux and Ares’ non-EEA AIFMs (including AMUKL) to the extent they market funds in the EEA and potentially disadvantages our funds as investors in private companies located in EEA member states compared to non-AIF/AIFM competitors that may not be subject to such requirements. On May 16, 2022, the European Parliament issued its draft report on the European Commission’s proposals, and on June 21, 2022, the Council of the EU published its compromise text. Subject to the EU ordinary legislative process involving the European Parliament and the Council of the EU, this is expected to result in certain amendments to AIFMD, which will affect firms two years after the legislation comes into force, possibly in 2025. It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.

    While there is no current indication that the non-EEA AIFM passport provisions of AIFMD will become effective or available, certain of the jurisdiction specific private placement regimes may cease to exist in the case that it does. This development could have a negative impact on our ability to raise capital from EEA investors if, for example, a jurisdiction specific private placement regime ceases to operate and the non-EEA AIFM passport is not made available to U.S. or U.K. AIFMs.
EU measures on the cross-border distribution of investment funds
Effective largely from August 2, 2021, AIFMD (but not U.K.-retained AIFMD) was amended by the EU legislative package on the Cross-Border Distribution of Funds (“CBDF”). Parts of CBDF require implementation into national laws in the EEA, which process is ongoing. Amongst other things, CBDF introduced and will introduce new requirements relating to notice to regulators about pre-marketing, restrictions on which Ares entities are permitted to engage in pre-marketing, restrictions on the ability to accept investor commitments when similar funds have previously been deregistered for marketing, and new content requirements for marketing materials directed at EEA investors. The new regulations may hamper our ability to raise capital from EEA investors and increase the related costs.
Solvency II
The European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”) imposes economic risk-based solvency requirements across all EU member states. Solvency II is supplemented by European Commission Delegated Regulation (EU) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority. The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU.
We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors are subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers are subject to more onerous data collation and reporting requirements. As a result, there is the potential for Solvency II to have an adverse indirect effect on our businesses by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. On September 22, 2021, the European Commission published proposed legislation to amend the Solvency II Directive. Post Brexit, Solvency II has been on-shored in the U.K. In November 2022, His Majesty’s Treasury (“HM Treasury”) issued its response to its consultation on a Review of Solvency II. It is unclear at this stage the extent to which the proposed amendments to Solvency II will have an indirect effect on our businesses.
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
    MiFID II extended MiFID requirements in a number of areas such as the receipt and payment of inducements (including investment research), suitability and appropriateness assessments, conflicts of interest, record-keeping, costs and charges disclosures, best execution, product design and governance, and transaction and trade reporting. Under MiFID II, national competent authorities are also required to establish position limits in relation to the maximum size of positions which a relevant person can hold in certain commodity derivatives. The limits apply to contracts traded on trading venues and their economically equivalent OTC contracts. The position limits established, as amended from time to time, and our ability to rely on any exemption thereunder may affect the size and types of investments we may make. Failure to comply with MiFID II and its associated legislative acts could result in sanctions from national regulators, the loss of market access and a number of other adverse consequences which would have a detrimental impact on our business. Certain aspects of MIFID II and MiFIR are subject to review and change in both the EU and the U.K. In August 2022, the EU introduced amendments to MiFID II. The key requirement is that EU MiFID firms, who are providing financial advice and portfolio management, need to carry out a mandatory assessment of the sustainability preferences of their clients. Broadly, sustainability preferences address taxonomy alignment, Sustainable Finance Disclosure Regulation (“SFDR”) sustainable investment alignment and consideration of principal adverse impacts. EU MiFID firms then need to take these into account in the selection process of financial products.
CSPD

In December 2021, a new European Commission directive governing credit servicers, credit purchasers and the recovery of collateral in connection with loans (the “Credit Servicers and Purchasers Directive” or “CSPD”) became effective. The policy aim behind CSPD is the development of a well-functioning secondary market for non-performing loans. Member States are required to adopt and apply measures implementing CSPD by December 30, 2023 and entities carrying on credit servicing activities from December 30, 2023 will be required to obtain authorization under the CSPD by June 29, 2024.
The CSPD applies to, among others, “credit servicers” and “credit purchasers” and would impose a number of new requirements relating to licensing, conduct of business and provision of information.
The definition of “credit servicer” in the European Commission proposal is sufficiently broad that it could be construed to include asset managers. The impact of the CSPD, together with other regulatory initiatives in the leveraged and non-performing loans markets, continues to be under review.
Hong Kong Security Law.
On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that the application of the National Security Law to conduct outside Hong Kong by non-permanent residents of Hong Kong could limit the activities of or negatively affect the Company, our investment funds and/or portfolio companies. The National Security Law has been condemned by the U.S., the U.K. and several EU countries and has created additional tensions between the U.S. and China. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could adversely impact the security and stability of the region and may have a material adverse effect on countries in which the Company, our investment funds and portfolio companies or any of their respective personnel or assets are located. In addition, any downturn in Hong Kong’s economy could adversely affect the financial performance of the Company and our investments, or could have a significant impact on the industries in which the Company participates, and may adversely affect the operations of the Company, its investment funds and portfolio companies, including the retention of investment and other key professionals located in Hong Kong.
Regulations governing ARCC’s operation as a business development company affect its ability to raise, and the way in which it raises, additional capital.
As a business development company, ARCC operates as a highly regulated business within the provisions of the Investment Company Act. Many of the regulations governing business development companies restrict, among other things, leverage incurrence, co-investments and other transactions with other entities within the Ares Operating Group. Certain of our funds may be restricted from engaging in transactions with ARCC and its subsidiaries. As a business development company registered under the Investment Company Act, ARCC may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, ARCC is currently permitted, as a business development company, to incur indebtedness or issue senior securities only in amounts such that its asset coverage ratio, as calculated pursuant to the Investment Company Act, equals at least 150% after each such issuance. ARCC is also generally prohibited from issuing and selling its common stock at a price below net asset value per share without first obtaining approval from its stockholders and independent directors.
Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is after obtaining stockholder approval for such issuance in accordance with the Investment Company Act. ARCC’s stockholders have, in the past, approved such issuances so that during the subsequent 12-month period, ARCC may, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then-current net asset value per share, subject to certain conditions including parameters on the amount of shares sold, approval of the sale by the directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. ARCC may ask its stockholders for additional approvals from year to year. There can be no assurance that such approvals will be obtained. The extent to which ARCC is negatively affected by these regulations may affect our overall profitability.
The publicly-traded investment vehicles that we manage are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.
The publicly-traded investment vehicles that we manage operate under a complex regulatory environment. Such companies require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting our publicly-traded investment vehicles generally affect their ability to take certain actions. Certain of our vehicles have elected to be treated as a RIC or a REIT for U.S. federal income tax purposes. To maintain their status as a RIC or a REIT, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. ARCC is required to generally distribute to its stockholders at least 90% of its investment company taxable income to maintain its RIC status. ARCC and our publicly-traded closed-end fund are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with ARCC or the closed-end fund. In addition, subject to certain exceptions, ARCC is generally prohibited from issuing and selling its common stock at a price below net asset value per share and from incurring indebtedness (including for this purpose, preferred stock), if ARCC’s asset coverage ratio, as calculated pursuant to the Investment Company Act, equals less than 150% after giving effect to such incurrence. The extent to which the publicly-traded investment vehicles that we manage are negatively affected by these regulations may affect our overall profitability.
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

We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG ratings and measures to their investment decisions. If our ESG ratings or practices do not meet the standards set by such investors or our stockholders, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG goals and initiatives, they may choose not to invest in our funds or exclude our common stock from their investments. Relatedly, we, our funds and their portfolio companies risk damage to our brands and reputations, if we or they do not or are perceived to not act responsibly in a number of areas, such as DEI, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the brand of our funds or their portfolio companies, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.
Conversely, anti-ESG sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in our funds.
If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. In addition, clients and investors may decide not to commit capital to future fundraises as a result of their assessment of our approach to and consideration of ESG. To the extent our access to capital from clients or investors focused on ESG ratings or matters is impaired, we may not be able to maintain or increase the size of our specialized funds or raise sufficient capital for new specialized funds, which may adversely affect our revenues.
In addition, our ESG initiatives, goals, targets, intentions and expectations, including with respect to targets and related timelines, are subject to change, and no assurance or guarantee can be given that such goals, targets, intentions or expectations (some of which are aspirational in nature) will be met. Statistics and metrics that we report relating to ESG matters are estimates and may be based on assumptions or developing standards (including our internal standards and policies). There can be no assurance that our ESG policies and procedures, including policies and procedures related to responsible investment or the application of ESG-related criteria or reviews to the investment process, including certain metrics or frameworks, will continue. Such policies and procedures may change, even materially, or may not be applied to certain investments. In addition, the act of selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized, or judgement exercised by Ares, will reflect the beliefs or values, internal policies or preferred practices of investors or other managers, or align with market trends. Further, Ares may determine at any point that it is not feasible or practical to implement or complete certain of its ESG initiatives, policies and procedures based on cost, timing or other considerations.
Additionally, new regulatory initiatives related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies.
A number of these initiatives are underway and on December 9, 2019, Regulation (EU) 2019/2088 on SFDR was published in the Official Journal of the European Union. SFDR introduced mandatory sustainability-related transparency requirements for MiFID investment firms providing portfolio management or investment advisory services, and AIFMs. The majority of the provisions of SFDR came into effect on March 10, 2021. For Ares, this primarily impacts our AIFMs by requiring certain firm-level website disclosures regarding how sustainability risks are integrated into our investment process and remuneration practices. In addition, fund-level disclosures are required in relation to the integration of sustainability risks into investment decisions and potential impacts on fund returns. From January 1, 2022, further disclosures in periodic reports have been required and, from January 1, 2023 certain template pre-contractual and periodic disclosures must be provided in a uniform template.
Further, firms that offer financial products (such as AIFs) that promote environmental or social characteristics, or which have a sustainable investment objective, will also need to comply with additional disclosure and periodic reporting requirements that are broadly designed to prevent firms from “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). This reporting is mainly focused on the clear and concise articulation of their ESG features and the creation of bespoke key performance indicators to support annual reporting. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or “greenwashing.” There is also a risk that market expectations in relation to SFDR categorization of financial products could adversely affect our ability to raise capital from EEA investors.
In addition, on June 22, 2020, Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment was published in the Official Journal of the European Union (the “Taxonomy Regulation”). The Taxonomy Regulation sets out a framework for classifying economic activities as “environmentally sustainable” and also introduces certain mandatory disclosure and reporting requirements (which supplement those set out in SFDR) for financial products which have an environmental sustainable investment objective or which promote environmental characteristics. The Taxonomy Regulation is due to take effect in part (for climate change mitigation and adaptation) from January 1, 2022 and in part (for remaining environmental objectives) from January 1, 2023, although the technical screening criteria for the remaining environmental objectives is not yet finalized.
Sustainable finance initiatives continue to evolve rapidly so it is not possible at this stage to fully assess how our business will be affected. We are monitoring developments in relation to EU corporate sustainability reporting and proposals for laws requiring due diligence of supply chains. Guidance from EU policymakers and supervisors moves the goalposts frequently, for example a recent consultation paper on the use of ESG-related words in fund names, which, if implemented, may require changes to either the names of certain Ares funds or changes to their portfolio composition. We, our funds and their portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in which we or they currently have investments or plan to invest in the future. Additionally, compliance with any new laws or regulations (including recent heightened SEC scrutiny regarding advisor compliance with advisors’ own internal policies) increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we, our funds or their portfolio companies conduct our businesses and adversely affect our profitability.
The U.K. intends to introduce a new legislative framework focused on implementing the recommendations of the TCFD, in particular by introducing mandatory TCFD-aligned disclosure requirements for U.K. firms by June 30, 2024. The FCA published a policy statement with the near-finalized rules on December 17, 2021. The rules capture asset managers including full-scope U.K. AIFMs (such as AMUKL), and investment portfolio managers such as AML and AELM, as well as insurers and FCA-regulated pension providers. For the largest in-scope firms (those with over £50 billion in AUM), the rules will apply from January 1, 2022, with the first public disclosures to be made by June 30, 2023. For those below this threshold but above £5 billion in AUM, the rules will apply from January 1, 2023, with disclosures to be made by June 30, 2024. The impact of this new regime to our business is currently under review.
In addition, the U.K. FCA is consulting on additional sustainability disclosure requirements and sustainability labels for investment products. The FCA published a consultation paper in late October 2022, proposing a three-tiered system with different levels of disclosures targeted at different types of investors and different classifications for products according to their sustainability activities and objectives. The proposed scope of application includes asset managers and FCA-regulated asset owners including AELM. The FCA is also considering whether to introduce specific sustainability-related requirements for financial advisers and how (if at all) the regime should apply to funds that are being marketed into the U.K.
There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning ESG factors. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ ESG efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for the proposed rule are not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
The SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies, which could negatively impact our business, financial condition and operating results.
Economic sanction laws in the U.S. and other jurisdictions may restrict or prohibit us or our affiliates from transacting with certain countries, territories, individuals and entities. In the U.S., the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which restrict or prohibit, among other things, direct and indirect transactions with, and the provision of services to, certain foreign countries, territories, individuals and entities. These types of sanctions may significantly restrict or completely prohibit lending activities in certain jurisdictions, and if we were to violate any such laws or regulations, we may face significant legal and monetary penalties, as well as reputational damage. OFAC sanctions programs change frequently, which may make it more difficult for us or our affiliates to ensure compliance. Moreover, OFAC enforcement is increasing, which may increase the risk that an issuer or we become subject of such actual or threatened enforcement.
For instance, the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran. Additionally, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, the ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced in our Quarterly Reports. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file and have separately filed with the SEC a notice when such activities have been disclosed in this report or in our quarterly reports, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. As of December 31, 2022, no sanctions have been imposed on us as a result of our disclosures of these activities. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, financial condition and results of operations, and any failure to disclose any such activities as required could additionally result in fines or penalties. In addition, any sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine may impact us, our funds and our portfolio companies.
The U.K.’s exit from the EU (“Brexit”) could adversely affect our business and our operations.
The U.K. exited the EU on January 31, 2020 and a transitional period of 11 months commenced on this date to allow for the U.K.’s future relationship with the EU to be negotiated. This transitional period ended on December 31, 2020. Following the end of this transitional period, so-called EEA “passporting rights” facilitating market access into the EEA by U.K. firms, and into the U.K. by EEA firms, are no longer available. Various EU laws have been “on-shored” into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition.
Since its effectiveness on May 1, 2021, the TCA has governed certain matters between the U.K. and the EU. The TCA covers, for example, measures to preserve tariff-free trade in goods and the ability of U.K. nationals to travel to the EU on business but defers other issues. While the TCA includes a commitment by the U.K. and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not substantively address future cooperation in the financial services sector or reciprocal market access into the EU by U.K. firms under equivalence arrangements or otherwise.
A similar temporary regime, the TMPR, allows AIFMs to continue to market those funds in the U.K. that were in existence on December 31, 2020, on broadly the same terms as previously applied. Unless extended, the TMPR lasts until December 31, 2025.
While the TCA and the TMPR provide clarity in some areas, there remains considerable uncertainty as to the future position of the U.K. and the arrangements which will apply to its relationships with the EU and other countries. AM Lux was established to enable Ares to continue certain regulated activities in the EU post Brexit. Applicable regulatory requirements may increase effective tax rates within Ares’ structure or on its investments, including by way of higher levels of tax being imposed on AM Lux and EU branches of AM Lux. As yet, the full impact of Brexit on our business operations in the U.K. and the EU, and on the private investment funds industry more broadly, remains uncertain. This is driven in part by the ongoing uncertainty relating to equivalence and the extent to which the EU will grant reciprocal market access to U.K. firms in the financial sector. It is possible that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued (e.g., because of a loss of passporting rights for U.K. financial institutions or the failure to put equally effective arrangements in place). This may increase costs or make it more difficult for us to pursue our objectives. The implications and the operation of the TCA and the TMPR may also be subject to change and/or develop at short notice. For example, we may market our funds to European investors through AM Lux or its EU branches and have AM Lux act as the manager to certain of our funds, which would require us to hire additional personnel in Europe, including in Luxembourg, and increase our cost of operations.

These complex issues and other by-products of Brexit, such as the tightening of credit in the U.K. commercial real estate market, may also increase the costs of having operations, conducting business and making investments in the U.K. and Europe. As a result, the performance of our funds which are focused on investing in the U.K. and to a lesser extent across Europe, such as certain funds in our Credit and Real Assets Groups may be disproportionately affected compared to those funds that invest more broadly across global geographies or are focused on different regions.
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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In the U.K., the Bribery Act of 2010 (the “U.K. Bribery Act”) prohibits companies that conduct business in the U.K. and their employees and representatives from giving, offering or promising bribes to any person, including non-U.K. government officials, as well as requesting, agreeing to receive or accepting bribes from any person. Under the U.K. Bribery Act, companies may be held liable for failing to prevent their employees and associated persons from violating the Act. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and U.K. Bribery Act, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of shares of our Class A common stock.
In addition, we could be adversely affected as a result of actual or alleged misconduct by personnel of portfolio companies, properties or projects in which our funds invest, if there are failures to comply with regulations or other legal and regulatory requirements that could expose us to litigation or regulatory action and otherwise adversely affect our businesses and reputation. Such misconduct could negatively affect the valuation of a fund’s investments and consequently affect our funds’ performance and negatively impact our businesses. In addition, we may face an increased risk of such misconduct to the extent our investment in foreign markets, particularly emerging markets, increase. Such markets may not have established laws and regulations that are as stringent as in more developed nations, or existing laws and regulations may not be consistently enforced. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed. Misconduct may be especially difficult to detect in such locations, and compliance with applicable laws may be difficult to maintain and monitor.
Our use of leverage to finance our businesses exposes us to substantial risks.
As of December 31, 2022, we had $700.0 million in borrowings outstanding under our credit facility (the “Credit Facility”), and aggregate principal amount of senior notes and subordinated notes of $1,150.0 million and $450.0 million, respectively, are outstanding. We may choose to finance our businesses operations through further borrowings under the Credit Facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the same risks that are applicable to our funds that use leverage as discussed below under “—Risks Related to Our Funds—Dependence on significant leverage by our funds subjects us to volatility and contractions in the debt financing markets could adversely affect our ability to achieve attractive rates of return on those investments.” The occurrence or continuation of any of these events or trends could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, which would cause the interest rate applicable to borrowings under the Credit Facility to increase and could result in other material adverse effects on our businesses. We depend on financial institutions extending credit to us on terms that are reasonable to us. There is no guarantee that such institutions will continue to extend credit to us or renew any existing credit agreements we may have with them, or that we will be able to refinance outstanding facilities when they mature. In addition, the incurrence of additional debt in the future could result in potential downgrades of our existing corporate credit ratings, which could limit the availability of future financing and/or increase our cost of borrowing. Furthermore, the Credit Facility and the indenture governing our senior notes contain certain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding. In addition, if we incur additional debt, our credit rating could be adversely impacted.
Borrowings under the Credit Facility will mature in March 2027, our tranches of senior notes mature in October 2024, June 2030 and February 2052, respectively, and our subordinated notes mature in June 2051. As these borrowings and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay these borrowings by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce distributions to holders of our Class A or non-voting common stock. We may be unable to enter into new facilities or issue debt or equity in the future on attractive terms, or at all. Borrowings under the Credit Facility are SOFR-based obligations. As a result, an increase in short-term interest rates will increase our interest costs if such borrowings have not been hedged into fixed rates.
The risks related to our use of leverage may be exacerbated by our funds’ use of leverage to finance investments. See “—Risks Related to Our Funds—Dependence on significant leverage by our funds subjects us to volatility and contractions in the debt financing markets could adversely affect our ability to achieve attractive rates of return on those investments.”
We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objective and our net investment income. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. In addition, we may increase our floating rate instruments to position the portfolio for rate increases. On a market value basis, approximately 90% of the debt assets within our Credit Group were floating rate instruments as of December 31, 2022, which we believe helps mitigate volatility associated with changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term securities. A decline in the prices of the debt we own could adversely affect the trading price of our common stock. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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
We have made a significant investment in a subsidiary that is the sponsor of a SPAC, and will suffer the loss of all of our investment if the SPAC does not complete a business combination by the applicable deadline.
In February 2021, we invested $23.0 million into a subsidiary that is the sponsor of Ares Acquisition Corp (NYSE: AAC), a blank check company. Prior to a business combination, the Sponsor (and its permitted transferees) holds 100% of the Class B ordinary shares outstanding of AAC. The Class B ordinary shares equal 20% of the outstanding ordinary shares of AAC. Upon the successful completion of an acquisition the pro forma ownership of the new company will vary depending on the business combination terms. There can be no assurances that this scenario and the resulting ownership will manifest, as changes may be made depending upon business combination terms. There is no assurance that the SPAC will be successful in completing a business combination or that any business combination will be successful. On December 5, 2022, AAC entered into a Business Combination Agreement among AAC, X-Energy Reactor Company, LLC, a Delaware limited liability company and additional parties thereto. Additionally, on February 2, 2023, AAC held an extraordinary general meeting to amend AAC’s organizational documents to extend the date by which AAC has to consummate a business combination from February 4, 2023 to August 4, 2023, or such earlier date as the board of directors of AAC may determine in its sole discretion. The business combination is expected to close in the second quarter of 2023, following the receipt of the required approval by AAC’s shareholders and the fulfillment of other customary closing conditions. However, there can be no assurances that the requisite approvals will be obtained or that the closing conditions will be satisfied. The Company could lose its entire investment in the SPAC if a business combination is not completed by the extended deadline or if the business combination is not successful, either of which could adversely impact our stockholder value.
Adverse legal and regulatory developments relating to SPACs and their sponsors could adversely affect our business and reputation and result in significant losses and expenses.
We have sponsored AAC and may in the future elect to sponsor or otherwise utilize SPACs or other blank check companies in connection with the operation of our business. Regulatory and legal scrutiny of SPACs and other blank check companies increased significantly in 2021 and has continued into 2022. For example, the SEC’s Chairman has publicly announced his intention to propose rules around the marketing practices, disclosure requirements and liability obligations for SPACs and their sponsors and, in 2021, the SEC’s staff issued statements relating to certain accounting classifications applicable to the financial statements prepared by SPACs, leading to many SPACs, including our sponsored SPAC, having to restate their financial statements. The SEC has also recently brought an enforcement action against a SPAC and its sponsor for misleading claims in advance of a proposed business combination. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation. Moreover, we may lose all or a portion of our investment in any SPAC that we sponsor or become affiliated with if a business combination is not completed as contemplated or if the business combination is unsuccessful, which may also result in significant regulatory scrutiny, litigation costs and other expenses.
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
The valuation process for the portfolio holdings of our registered funds and business development companies that we manage may create a conflict of interest.
Effective September 2022, Rule 2a-5 under the Investment Company Act establishes requirements for good faith determinations of fair value, and addresses both the board’s and the “valuation designee’s” roles and responsibilities relating to determinations of the fair value of securities without readily available market quotations. Each of the boards of the investment companies registered under the Investment Company Act (collectively, the “registered funds”) and the business development companies that we manage have designated their respective investment advisers to serve as valuation designee. These investment advisers are subsidiaries of the Company.
A substantial majority of our registered funds’ and business development companies’ portfolio holdings are comprised of investments that are not publicly-traded and do not otherwise have readily available market quotations. As a result, as required by the Investment Company Act and pursuant to Rule 2a-5 under the Investment Company Act, each of our registered funds’ and business development companies’ valuation designees will determine the fair value of these securities in good faith. The participation of employees of the Company’s subsidiaries in our business development companies’ valuation processes could result in a conflict of interest since certain of our funds pay base management fees that may fluctuate with changes in value.
Market values of debt instruments and publicly-traded securities that our funds hold as investments may be volatile.
The market prices of debt instruments and publicly-traded securities held by some of our funds may be volatile and are likely to fluctuate due to a number of factors beyond our control, including actual or anticipated changes in the profitability of the issuers of such securities, general economic, social or political developments, changes in industry conditions, changes in government regulation, shortfalls in operating results from levels forecast by securities analysts, inflation and rapid fluctuations in inflation rates and the general state of the securities markets as described above under “Risks Related to Our Businesses—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition,” and other material events, such as significant management changes, financings, re-financings, securities issuances, acquisitions and dispositions. The value of publicly-traded securities in which our funds invest may be particularly volatile as a result of these factors. In addition, debt instruments that are held by our funds to maturity or for long terms must be “marked-to-market” periodically, and their values are therefore vulnerable to interest rate fluctuations and the changes in the general state of the credit environment, notwithstanding their underlying performance. Changes in the values of these investments may adversely affect our investment performance and our results of operations.
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
Many of our funds invest in securities that are not publicly-traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from such registration is available. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss. The ability of many of our funds, particularly our Private Equity Group funds, to dispose of these investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability of the portfolio company in which such investment is held to complete an initial public offering. Even if the securities are publicly-traded, large holdings of securities can often be disposed of only over a substantial period of time. Moreover, because the investment strategy of many of our funds, particularly our Private Equity Group funds, often entails our having representation on our funds’ public portfolio company boards, our funds can affect such sales only during limited trading windows, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. In addition, market conditions and the regulatory environment can also delay our funds’ ability to exit and realize value from their investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds’ investments. Government policies regarding certain regulations, such as antitrust law, or restrictions on foreign investment in certain of our funds’ portfolio companies or assets can also limit our funds’ exit opportunities. The recently enacted Foreign Investment Risk Review Modernization Act (“FIRRMA”) and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the U.S. (“CFIUS”). Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to exit from certain investments. In addition, our Credit Group funds may hold investments in portfolio companies of such Private Equity Group funds on which we have board representation and be restricted for extended periods of time from selling their investments. As such, we may fail to realize any profits from our investments in the funds that hold these securities for a considerable period of time or at all, and we may lose some or all of the principal amount of our investments.
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
Certain of the funds or accounts we advise or manage are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code, and our businesses could be adversely affected if certain of our other funds or accounts fail to satisfy an exception under the U.S. Department of Labor’s “plan assets” regulation.
Certain of the funds and accounts we advise or manage are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code. For example, we currently manage some of our funds or accounts as “plan assets” under ERISA. With respect to these funds or accounts, this results in the application of the fiduciary responsibility standards of ERISA to investments made by such funds or accounts, including the requirement of investment prudence and diversification, and the possibility that certain transactions that we enter into, or may have entered into, on behalf of these funds or accounts, in the normal course of business, might constitute or result in, or have constituted or resulted in, non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of an ERISA plan, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA) or “disqualified person” (as defined in the Code) with whom we engaged in the transaction. Some of our other funds or accounts are intended to qualify as “venture capital operating companies” or rely on another exception under the “plan assets” regulation under ERISA and therefore not be subject to the fiduciary or prohibited transaction provisions of ERISA or Section 4975 of the Code with respect to their assets. However, if these funds or accounts fail to satisfy an exception to holding “plan assets” under relevant regulations by the U.S. Department of Labor for any reason, including as a result of an amendment of the relevant regulations by the U.S. Department of Labor, such failure could materially interfere with our activities in relation to these funds or accounts or expose us to risks related to our failure to comply with the applicable requirements.
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
Our performance and the performance of our funds are significantly impacted by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon economic and market factors. The credit crisis between mid-2007 and the end of 2009 caused significant fluctuations in the value of securities held by our funds and the recent global economic downturn induced by the COVID-19 pandemic had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we advise. Although we believe the U.S. economy has largely recovered from the economic crisis induced by the COVID-19 pandemic, there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation or deflation, rising interest rates and high debt levels, both public and private. These factors and other general economic trends are likely to affect the performance of portfolio companies in a range of industries and, in particular, industries that have been adversely affected by the COVID-19 pandemic. The performance of our funds, and our performance, may be adversely affected if our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends.
The performance of our investments with underlying exposure to the commodities markets is also subject to a high degree of business and market risk, as it is dependent upon prevailing prices of commodities such as oil, natural gas and coal, which are subject to wide fluctuation for a variety of factors that are beyond our control, such as geopolitical developments like hostilities between Russia and Ukraine. It is common in making investments with underlying exposure to the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not protect our investments. Declining global commodity prices have impacted the value of securities held by our funds. Continued volatility could result in lower returns than we anticipated at the time certain of our investments were made. As of December 31, 2022, approximately 2% of our total AUM was invested in the energy (including oil and gas exploration and midstream investments) sector and approximately 2% in the retail sector that were challenged from the market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic.
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
Our funds make investments in companies that are based outside of the U.S., which may expose us to additional risks not typically associated with investing in companies that are based in the U.S.
Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S., including Europe and Asia-Pacific, while certain of our funds invest substantially all of their assets in these types of securities, and we expect that international investments will increase as a proportion of certain of our funds’ portfolios in the future. Investments in foreign securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
•our funds’ abilities to exchange local currencies for U.S. dollars and other currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•controls on, and changes in controls on, foreign investment and limitations on repatriation of invested capital;
•less developed or less efficient financial markets than exist in the U.S., which may lead to price volatility and relative illiquidity;
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
•less publicly available information in respect of companies in foreign markets;
•reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms;
•higher rates of inflation;
•higher transaction costs;
•difficulty in enforcing contractual obligations;
•fewer investor protections;
•limitations on the deductibility of interest and other financing costs and expenses for income tax purposes in certain jurisdictions;
•certain economic and political risks, including potential exchange control regulations and restrictions on our foreign investments and repatriation of capital, potential political, economic or social instability, the possibility of nationalization or expropriation or confiscatory taxation and adverse economic and political developments; and
•the imposition of foreign taxes or withholding taxes on income and gains recognized with respect to such securities.
While our funds will take these factors into consideration in making investment decisions, including when hedging positions, there can be no assurance that adverse developments with respect to these risks will not adversely affect our funds that invest in securities of foreign issuers. In addition, certain of these funds are managed outside the U.S., which may increase the foregoing risks.
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
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Due to the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2022, if the funds were liquidated at their fair values at that date, there would have been no contingent repayment obligation or liability. There can be no assurance that we will not incur a contingent repayment obligation in the future. At December 31, 2022, had we assumed all existing investments were worthless, the amount of carried interest, net of tax distributions, subject to contingent repayment would have been approximately $128.4 million of which approximately $101.0 million is reimbursable to the Company by certain professionals. In addition, the SEC has recently proposed rules that, if enacted, would limit our ability to limit our clawback obligation in connection with certain taxes and therefore could potentially lead to larger contingent repayment obligations. See “Risks Related to Regulation—Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our businesses and results of operations.” Although a contingent repayment obligation is several to each person who received a distribution, and not a joint obligation, if a recipient does not fund his or her respective share of a contingent repayment obligation, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Contingencies and Other Arrangements,” “Note 2. Summary of Significant Accounting Policies,” and “Note 9. Commitments and Contingencies” within our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
With respect to our funds that are not exempt from registration under the Investment Company Act, each fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by the vote of a majority of such fund’s stockholders, and (b) the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. The funds’ investment management agreements can also be terminated by the majority of such fund’s stockholders. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. Currently, ARCC, a registered investment company that has elected to be treated as a business development company under the Investment Company Act, is subject to these provisions of the Investment Company Act.
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
We are vulnerable to an increased number of investors seeking to participate in share redemption programs or tender offers of our non-traded vehicles.

We manage non-traded REITs, BDCs and other non-traded vehicles. Non-traded vehicles often conduct share redemption programs or tender offers to provide liquidity to investors in such vehicles, subject to certain limitations. For example, with respect to our non-traded REITs, the total amount of aggregate redemptions is limited by a certain percentage of each of the non-traded REIT’s NAV for each calendar month and quarter, which percentage is generally based on the excess of share redemptions (capital outflows) over the proceeds from the sale of shares (capital inflows), not including proceeds related to sales of beneficial interests in specific Delaware statutory trusts holding real properties, or the exchange program for the applicable period. While such share redemption programs and tender offers may contain restrictions that limit the amount of shares or other equity, as applicable, that may be redeemed or purchased in particular periods, an increased number of investors requesting redemptions in excess of capital inflows or participating in tender offers of our non-traded vehicles could lead to a decline in the management fees and incentive fees we receive. Economic events affecting the economy or market in general, such as volatility in the financial markets related to changes in markets, inflation, changes in interest rates or global or national events that are beyond our control, could cause investors to request redemption of an increased number of shares pursuant to the share redemption programs of our non-traded vehicles, potentially in excess of established limits. Such prolonged economic disruptions have caused a number of similar vehicles to deny redemption requests or to suspend or partially suspend their share redemption programs and tender offers. Our non-traded vehicles may redeem or purchase fewer shares than investors request due to a lack of readily available funds because of such adverse market conditions beyond our control or the need to maintain liquidity for operations. Certain of our non-traded vehicles may amend or suspend share repurchase programs during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining investors. With respect to our non-traded vehicles, the vast majority of their assets will consist of investments that cannot generally be readily liquidated on short notice without impacting the vehicle’s ability to realize full value upon their disposition. This may further limit the amount of cash available to immediately satisfy redemption requests. Any redemptions or purchases of less than amounts requested could undermine investor confidence in our non-traded vehicles and adversely impact our reputation.

A downturn in the global credit markets could adversely affect our CLO investments.

CLOs are subject to credit, liquidity, interest rate and other risks. From time to time, liquidity in the credit markets is reduced sometimes significantly, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have significant exposure to these markets through our investments in our CLO funds. CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments. As a result of such funds’ leveraged position, CLOs and their investors are at greater risk of suffering losses. CLOs have failed in the past and may in the future fail one or more of their “overcollateralization” tests. The failure of one or more of these tests will result in reduced cash flows that may have been otherwise available for distribution to us. This could reduce the value of our investment. There can be no assurance that market conditions giving rise to these types of consequences will not once again occur, subsist or become more acute in the future.
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
•natural disasters, extreme weather events and other physical risks related to climate change;
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
Climate change legislation, regulatory and other efforts to reduce climate change could adversely affect our business.
Climate change is widely considered to be a significant threat to the global economy. Our business operations, our portfolio companies, and the companies in which our funds invest may face risks associated with climate change, including transition risks such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

The current Presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, portfolio companies, funds and the companies in which they invest to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive, like fossil fuels, or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest in our funds or portfolio companies), and (v) potential harm to our reputation if certain stakeholders, such as our limited partners or shareholders, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our funds’ existing portfolios, the new investments made by our funds, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.

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
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts, among other strategies. Currency fluctuations in particular can have a substantial effect on our cash flow and financial condition. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market or foreign exchange changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction to reduce our exposure to market or foreign exchange risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
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
Unless otherwise provided in our certificate of incorporation and bylaws or required by the Delaware General Corporation Law (the “DGCL”) or the rules of the New York Stock Exchange (the “NYSE”), holders of our common stock vote together as a single class on all matters on which stockholders generally are entitled to vote under the DGCL. On any date on which the Ares Ownership Condition is satisfied, the shares of our Class B common stock held by the Class B Stockholder entitles it to a number of votes, in the aggregate, equal to (x) four times the aggregate number of votes attributable to the shares of our Class A common stock minus (y) the aggregate number of votes attributable to the shares of our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, the shares of our Class B common stock held by the Class B Stockholder will not be entitled to vote on any matter submitted to a vote of our stockholders. Ares Voting LLC, as the initial holder of the shares of our Class C common stock (in such capacity, the “Class C Stockholder”), is generally entitled to a number of votes equal to the number of AOG Units held of record by each limited partner of the Ares Operating Group entities (other than us and our subsidiaries). When AOG Units are exchanged for shares of our Class A common stock, the number of votes to which the shares of our Class C common stock are entitled shall be reduced by the number of AOG Units so exchanged. However, so long as the Ares Ownership Condition is satisfied, the issuance of shares of our Class A common stock would increase the number of votes to which holders of our Class B common stock are entitled. As a result, so long as the Ares Ownership Condition is satisfied, practically all matters submitted to our stockholders will be decided by the vote of the holder of our Class B common stock, Ares Management GP LLC (in such capacity, the “Class B Stockholder”), and Class C Stockholder. Our certificate of incorporation also provides that the number of authorized shares of our Class A common stock may be increased solely by the holders of a majority of the voting power of our outstanding capital stock entitled to vote thereon, voting together as a single class, and no other vote of the holders of any class or series of our stock, voting together or separately as a class, shall be required therefor. As a result, holders of our Class A common stock will have very limited or no ability to influence stockholder decisions, including decisions regarding our business.
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
The Class B Stockholder and Class C Stockholder, entities wholly owned by Ares Partners Holdco LLC, which is in turn owned and controlled by the Holdco Members, hold the shares of our Class B common stock and the shares of our Class C common stock, respectively. On any date on which the Ares Ownership Condition is satisfied, the shares of our Class B common stock held by the Class B Stockholder entitles it to a number of votes, in the aggregate, equal to (x) four times the aggregate number of votes attributable to the shares of our Class A common stock minus (y) the aggregate number of votes attributable to the shares of our Class C common stock. On any date on which the Ares Ownership Condition is not satisfied, the shares of our Class B common stock held by the Class B Stockholder will not be entitled to vote on any matter submitted to a vote of our stockholders. The Class C Stockholder, as the holder of our Class C common stock, is entitled to a number of votes equal to the number of AOG Units held of record by each limited partner of the Ares Operating Group entities (other than us and our subsidiaries). In addition, Ares Partners Holdco LLC, in its capacity as general partner of Ares Owners, is entitled to direct the vote of all the shares of our Class A common stock held by Ares Owners. Accordingly, the Holdco Members have sufficient voting power to determine the outcome of matters submitted for a vote of our common stockholders.

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
Each year, our board of directors determines whether, as of January 31, the total voting power held by (i) holders of our Class C common stock, (ii) then-current or former Ares personnel (including indirectly through related entities), and (iii) Ares Owners, without duplication, is at least 10% of the voting power of the shares of our Class A common stock and the shares of our Class C common stock, voting together as a single class (the “Designated Stock”) (the “Ares Ownership Condition”). For purposes of determining whether the Ares Ownership Condition is satisfied, our board of directors will treat as outstanding, and as held by the foregoing persons, all shares of our common stock deliverable to such persons pursuant to equity awards granted to such persons. The Ares Ownership Condition is currently satisfied because Ares Owners owns a number of shares of our Class A common stock and AOG Units such that the Class C Stockholder and Ares Owners control over 70% of the voting power of the Designated Stock. In addition, certain Ares personnel (including the Holdco Members) also hold shares of our Class A common stock and are entitled to shares of our Class A common stock pursuant to equity awards. All such additional shares of our Class A common stock would be considered in determining whether the Ares Ownership Condition is satisfied.
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
As a result of these matters and the provisions referred to under “—Due to the disparity in voting power among the classes of our common stock, holders of our Class A common stock will generally have no influence over matters on which holders of our common stock vote and limited ability to influence decisions regarding our business,” holders of our Class A common stock may be deprived of an opportunity to receive a premium for their shares of our Class A common stock in the future through a sale of AMC, and the trading prices of shares of our Class A common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.
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
As such, the Class B Stockholder and Class C Stockholder, and thereby the Holdco Members, have the ability to indirectly, and in some cases directly, influence the determination of the amount and timing of the Ares Operating Group’s investments and dispositions, cash expenditures, including those relating to compensation, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of AOG Units.
In addition, conflicts may arise relating to the selection and structuring of investments or transactions, declaring dividends and other distributions. For example, certain of our principals and senior professional owners indirectly hold their AOG Units through Ares Owners, which, unlike us, is not subject to corporate income taxation. See “—Tax consequences to the direct and indirect holders of AOG Units or to general partners in our funds may give rise to conflicts of interests.”

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
We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect, and we have elected, and expect to continue to elect, not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors; (ii) that the listed company have a compensation committee (with authority over customary compensation matters) that is composed entirely of independent directors; and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Our certificate of incorporation states that the Class B Stockholder is under no obligation to consider the separate interests of our other stockholders and contains provisions limiting the liability of the Class B Stockholder.
Due to the disparity in the voting power of the classes of our common stock, holders of our Class A common stock will generally have no influence over matters on which holders of our common stock vote. As a result, on any date on which the Ares Ownership Condition is satisfied, nearly all matters submitted to a vote of the holders of our common stock will be determined by the vote of the Class B Stockholder. Although controlling stockholders may owe duties to minority stockholders, our certificate of incorporation contains provisions limiting the duties owed by the Class B Stockholder and contains provisions allowing the Class B Stockholder to favor its own interests and the interests of its controlling persons over us and the holders of our Class A common stock. Our certificate of incorporation contains provisions stating that the Class B Stockholder is under no obligation to consider the separate interests of our other stockholders (including the tax consequences to such stockholders) in deciding whether or not to cause us to take (or decline to take) any action as well as provisions stating that the Class B Stockholder shall not be liable to our other stockholders for monetary damages or equitable relief for losses sustained, liabilities incurred or benefits not derived by such stockholders in connection with such decisions. See “—Potential conflicts of interest may arise among the Class B Stockholder and the Class C Stockholder, on the one hand, and the holders of our Class A common stock, on the other hand.”
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
As a holding company, our ability to pay dividends will be subject to the ability of our subsidiaries to provide cash to us. AMC has no material assets other than investments in the Ares Operating Group entities, either directly or through subsidiaries. We have no independent means of generating revenues. Accordingly, we intend to cause the Ares Operating Group entities to fund any dividends we may declare on shares of our Class A and non-voting common stock. If the Ares Operating Group entities make distributions to fund such dividends, all holders of AOG Units will be entitled to receive equivalent distributions pro rata based on their partnership interests in the Ares Operating Group.
Because as a U.S. corporation we will be subject to entity-level corporate income taxes and may be obligated to make payments under the tax receivable agreement, the amount of dividends ultimately paid by us to holders of our Class A and non-voting common stock are generally expected to be less, on a per share basis, than the amounts distributed by the Ares Operating Group to the holders of AOG Units (including us) in respect of their or our AOG Units. For a further discussion of related tax consequences and risks, see “—Risks Related to Taxation—We are a corporation, and applicable taxes will reduce the amount available for dividends to holders of our Class A and non-voting common stock in respect of such investments and could adversely affect the value of our Class A and non-voting common stockholders’ investment.”
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
Our certificate of incorporation provides that, if at any time, either (i) less than 10% of the total shares of any class of our stock then outstanding (other than our Class B common stock, and our Class C common stock) is held by persons other than a record holder of our Class B common stock, any person who is, was or will be a member of Ares Partners Holdco LLC or their respective affiliates, or (ii) we are required to register as an investment company under the Investment Company Act, we may exercise our right to purchase shares of our Class A common stock or assign this right to a record holder of our Class B common stock or any of its affiliates. As a result, a stockholder may have his or her shares of our Class A common stock purchased from him or her at an undesirable time or price.
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

We will be required to pay the TRA Recipients for most of the benefits relating to our use of attributes we receive from prior and future exchanges of AOG Units and related transactions. In certain circumstances, payments to the TRA Recipients may be accelerated and/or could significantly exceed the actual tax benefits we realize.
The holders of AOG Units, subject to any applicable transfer restrictions and other provisions, may, on a quarterly basis, exchange their AOG Units for shares of our Class A common stock on a one-for-one basis or, at our option, for cash. A holder of AOG Units must exchange one AOG Unit in the Ares Operating Group entity to effect an exchange for a share of Class A common stock of AMC. These exchanges are expected to result in increases (for U.S. federal income tax purposes) in the tax basis of the tangible and intangible assets of the relevant Ares Operating Group entity. These increases in tax basis generally will increase (for U.S. federal income tax purposes) depreciation and amortization deductions and potentially reduce gain on sales of assets and, therefore, reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of these deductions and tax basis increases, and a court could sustain such a challenge.
We have entered into a tax receivable agreement with certain direct and indirect holders of AOG Units (the “TRA Recipients”) that provides for the payment by us to the TRA Recipients of 85% of the amount of cash tax savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize (or are deemed to realize in the case of an early termination payment by us or a change of control, as discussed below) as a result of increases in tax basis and certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The payments we may make to the TRA Recipients could be material in amount and we may need to incur debt to finance payments under the tax receivable agreement if our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise. The actual increase in tax basis (and our ability to achieve the corresponding tax benefits), as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of a share of our Class A common stock at the time of the exchange, the extent to which such changes are taxable and the amount and timing of our income. As a result, in certain circumstances, payments to the TRA Recipients under the tax receivable agreement could be in excess of our cash tax savings. If the IRS were to challenge a tax basis increase (or the ability to amortize such increase), the TRA Recipients will not reimburse us for any payments previously made to them under the tax receivable agreement.
In addition, the tax receivable agreement provides that, upon a change of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to exchanged or acquired shares of our Class A common stock (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement and, in the case of an early termination election, that any AOG Units that have not been exchanged are deemed exchanged for the market value of shares of our Class A common stock at the time of termination. Assuming that the market value of a share of our Class A common stock were to be equal to $68.44, which is the closing price per share of our Class A common stock as of December 31, 2022, and that LIBOR were to be 5.48% and a blended federal and state corporate tax rate of 24.0%, we estimate that the aggregate amount of these termination payments would be approximately $1.0 billion on the 117 million AOG Units that have not been exchanged for Class A common stock. The foregoing amount is merely an estimate and the actual payments could differ materially.
Tax consequences to the direct and indirect holders of AOG Units or to general partners in our funds may give rise to conflicts of interests.
As a result of the tax gain inherent in our assets held by the Ares Operating Group, upon a realization event, certain direct and indirect holders of AOG Units may incur different and potentially significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to such holders. As these direct and indirect holders will not receive a correspondingly greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets with unrealized built-in tax gains may also influence the timing and amount of payments that are received by the TRA Recipients (including, among others, the Holdco Members and other executive officers) under the tax receivable agreement. In general, we anticipate that disposition of assets with unrealized built-in tax gains following an exchange will tend to accelerate such payments and increase the present value of payments under the tax receivable agreement, and disposition of assets with unrealized built-in tax gains in a tax year before an exchange generally will increase an exchanging holder’s tax liability without giving rise to any rights to any payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the TRA Recipients pursuant to the tax receivable agreement.

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
As of December 31, 2022, our professionals owned, indirectly, an aggregate of 117,231,288 AOG Units. We have entered into an exchange agreement with the holders of AOG Units so that such holders may, up to four times each year (subject to the terms of the exchange agreement and any contractual lock-up arrangements), exchange their AOG Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, stock dividends and reclassifications, or, at our option, for cash. A holder of AOG Units must exchange one AOG Unit in the Ares Operating Group entity to effect an exchange for a share of Class A common stock of AMC.
Ares Owners Holdings L.P. has the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for AOG Units or shares of Class A common stock of AMC otherwise held by them. In addition, we may be required to make available shelf registration statements permitting sales of shares of our Class A common stock into the market from time to time over an extended period. Lastly, Ares Owners Holdings L.P. will have the ability to exercise certain piggyback registration rights in respect of shares of our Class A common stock held by them in connection with registered offerings requested by other registration rights holders or initiated by us.
As of December 31, 2022, there were options outstanding to purchase 5,170,219 shares of our Class A common stock and 16,662,999 restricted units outstanding to be settled in shares of our Class A common stock, both of which are subject to specified vesting requirements, and were granted to certain of our senior professionals under the 2014 Equity Incentive Plan, as amended and restated on March 1, 2018, further amended and restated effective on November 26, 2018, and further amended and restated effective on April 1, 2021 (the “Equity Incentive Plan”). As of December 31, 2022, 44,488,640 shares of our Class A common stock were available to be issued under the Equity Incentive Plan. We have filed a registration statement on Form S-8 with the SEC covering the shares of our Class A common stock issuable under the Equity Incentive Plan. Subject to vesting arrangements such shares of our Class A common stock are freely tradable. Vesting of those shares of restricted units would dilute the ownership interest of existing stockholders.
In addition, the governing agreements of the Ares Operating Group entities authorize the direct subsidiaries of AMC which are the general partners of those entities to issue an unlimited number of additional units of the Ares Operating Group entity with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the AOG Units, and which may be exchangeable for shares of our Class A common stock.
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
Overview of certain relevant U.S. tax laws. Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, on March 11, 2021, the American Rescue Plan Act of 2021 (Pub. L. No. 117-2) (the “ARPA”) was enacted. The ARPA added a new subsection to Section 162(m) of the Code to expand the disallowance for deduction of certain compensation paid by publicly held corporations to cover the next five most highly compensated employees for the taxable year, which expansion will be effective for tax years beginning after December 31, 2026. The expansion of Section 162(m) is expected to generally reduce the amount of tax deductions available to us. In addition, on August 16, 2022, the Inflation Reduction Act (Pub. L. No. 117-169) (the “IRA”) was signed into law. The IRA introduces a 15% minimum tax for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion and a 1% excise tax on the fair market value of stock repurchased by certain corporations after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability for 2023. The impact on taxable years thereafter will depend on the facts and circumstances of such years.
Under Sections 1471 to 1474 of the Code (such Sections, along with the Treasury Regulations promulgated thereunder, “FATCA”), a broadly defined class of foreign financial institutions are required to comply with a U.S. tax reporting regime or be subject to certain U.S. withholding taxes. The reporting obligations imposed under FATCA require foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain account holders and investors to the IRS (or in the case of certain foreign financial institutions that are resident in a jurisdiction that has entered into an intergovernmental agreement (the “IGA”) to implement this legislation, to comply with comparable foreign laws implementing the IGA). Additionally, certain foreign entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes under FATCA. Failure to comply with these requirements could expose us and/or our investors to a 30% withholding tax on certain U.S. payments, and possibly limit our ability to open bank accounts and secure funding in the global capital markets. There are uncertainties regarding the implementation of FATCA and it is difficult to determine at this time what impact any future administrative guidance may have. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors or reduce the demand for shares of our Class A common stock. Moreover, we expect to incur additional expenses related to our compliance with FATCA, which could increase our tax compliance costs generally. As discussed below, other countries, such as the U.K., Luxembourg, and the Cayman Islands, have implemented regimes similar to that of FATCA, and a growing number of countries have adopted (or are in process of introducing) similar legislation designed to provide increased transparency about our investors and their tax planning and profile. One or more of these information exchange regimes are likely to apply to our funds, and we may be obligated to collect and share with applicable taxing authorities information concerning investors in our funds (including identifying information and amounts of certain income allocable or distributable to them).
Overview of certain relevant foreign tax laws. HM Treasury, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have maintained a focus on issues related to the taxation of businesses, including multinational entities.
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
The EU, the U.K. and many other countries have implemented the OECD’s Common Reporting Standard for the automatic exchange of financial account information in tax matters (the “CRS”). EU Council Directive 2011/16/EU requires a mandatory automatic exchange of information regime on administrative co-operation in the field of taxation (as amended) (the “Directive on Administrative Co-Operation” or the “DAC”). The DAC, which effectively incorporates (among other items) the CRS into European law, like the CRS, requires governments to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. Neither the CRS nor the DAC imposes withholding taxes. EU Council Directive 2018/822 (“DAC 6”) amended the DAC to require ‘intermediaries’ (as defined in DAC 6) and, in some cases, taxpayers to disclose information to tax authorities about cross-border arrangements bearing specific hallmarks involving one or more EU member states. Certain cross-border arrangements are reportable to relevant taxing authorities. Similar reporting rules may apply or be introduced in other jurisdictions which implement the OECD mandatory disclosure rules (“OECD MDR”). With effect from December 31, 2020, the U.K. narrowed the scope of DAC 6 and the corresponding arrangements that need to be reported in the U.K. pursuant to DAC 6 (as implemented under U.K. law by the International Tax Enforcement (Disclosable Arrangements) Regulations 2020 (the “U.K. Regulations”). The U.K. intends to transition from and replace the U.K. Regulations (as amended) with the OECD MDR during the first half of 2023. The EU has also signed separate automatic exchange of information agreements with certain non-EU countries, under which the EU and the relevant jurisdiction will automatically exchange information on the financial accounts of each other’s residents. Investors in our funds will be required (i) to consent to the taking of any action in connection with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes, including the disclosure of information to tax authorities which may in turn be exchanged between other tax authorities, and (ii) to agree to provide the AIFM and/or the general partner with the information they require to comply with FATCA, the CRS, the DAC (including DAC 6), the OECD MDR and/or any local law relating to, implementing or having similar effect to any of these regimes in any relevant jurisdiction. The breadth of the disclosure requirements under such tax reporting regimes will likely create costs and administrative burdens and penalties and withholding taxes could be imposed for non-compliance.
Pursuant to the OECD’s Base Erosion and Profit Shifting (“BEPS”) Project, many individual jurisdictions have now introduced domestic legislation implementing certain of the BEPS actions. Several of the areas of tax law (including double taxation treaties) on which the BEPS Project focuses are relevant to the ability of our funds to efficiently realize income or capital gains and to efficiently repatriate income and capital gains from the jurisdictions in which they arise to partners and, depending on the extent to and manner in which relevant jurisdictions have implemented (or implement, as the case may be) changes in such areas of tax law (including double taxation treaties), the ability of our funds to do these things may be adversely impacted. Changes in tax laws as a result of the BEPS Project may, for example, result in: (a) the restriction or loss of existing access by partners in our funds or their subsidiaries to tax relief under applicable double taxation treaties or EU directives, such as the EU Interest and Royalties Directive; (b) restrictions on permitted levels of deductibility of expenses (such as interest) for tax purposes; (c) rules affecting profit allocation and local nexus requirements, transfer pricing, or the treatment of hybrid entities/investments; or (d) an increased risk of activity undertaken in a jurisdiction constituting a permanent establishment of our funds and/or any of their subsidiaries.
Many of the jurisdictions in which our funds will make investments have now ratified, accepted and approved the OECD’s draft Multilateral Instrument (“MLI”) which brings into force a number relevant changes to double tax treaties within scope. The MLI is intended to facilitate the speedy introduction by participating states of double tax treaty-related BEPS recommendations. While these changes continue to be introduced, there remains significant uncertainty as to whether and, if so, to what extent our funds or their subsidiaries may benefit from the protections afforded by such treaties and whether our funds may look to their partners in order to derive tax treaty or other benefits. This position is likely to remain uncertain for a number of years.
In July 2016, the EU adopted the Anti-Tax Avoidance Directive 2016/1164 (commonly referred to as “ATAD I”), which directly implements some of the BEPS Project actions points within EU law. On May 29, 2017, the Council of the EU formally adopted the Council Directive amending Directive (EU) 2016/1164 as regards hybrid mismatches with third countries (commonly referred to as “ATAD II”), which came into force in member states on January 1, 2020 (subject to relevant derogations) and which contains a set of anti-hybrid rules.
ATAD II was implemented into Luxembourg domestic law by way of a law dated December 20, 2019. The anti-hybrid rules apply for fiscal years starting on or after January 1, 2020, except for the rules governing reverse hybrid mismatches which were applicable as of January 1, 2022. ATAD II covers inter alia hybrid mismatches and imported hybrid mismatches resulting from the different characterization of a financial instrument or an entity leading to situations of deduction without inclusion or double deduction. For hybrid mismatches resulting in a situation of deduction without inclusion, the primary rule is that the member state of the payor shall deny such deduction. For hybrid mismatches resulting in a situation of double deduction, a deduction shall only be given to the member state where the payment has its source. However, if, the jurisdiction of the payee does not deny the deduction, the secondary rule would oblige the jurisdiction of the payor to deny the deduction at the level of the payor.
If ATAD II anti-hybrid rules apply, they can act to deny (to a greater or lesser extent) deductibility in Luxembourg corporate entities of interest/expenses. However, these anti-hybrid rules only apply to arrangements (i) between associated enterprises, or (ii) that constitute “structured arrangements.” In the context of hybrid mismatches resulting from the different characterization of a financial instrument, an entity will need to hold a direct or indirect interest of 25% or more of the voting rights, capital interests or rights to share a profit to be considered an associated enterprise. The 25% requirement is replaced by a 50% requirement if the hybrid mismatch results from a different characterization of an entity (i.e., a hybrid entity). With respect to the computation of this 25% or 50% threshold requirement, ATAD II makes reference to the OECD concept of “persons acting together”, as it is specifically mentioned that for purposes of the anti-hybrid rules under ATAD II, “a person who acts together with another person in respect of the voting rights or capital ownership of an entity shall be treated as holding a participation in all of the voting rights or capital ownership of that entity that are held by the other person.” However, the Luxembourg law implementing ATAD II provides that an investor in an investment fund who holds directly or indirectly less than 10% of the interest in the investment fund and who is entitled to receive less than 10% of the fund’s profits is presumed not to act together with the other investors in the same investment fund (since the investors have in principle no effective control over the investments realized by the fund), unless proved otherwise (the de minimis rule). As a consequence of this rebuttable presumption, any investor holding less than 10% in an investment fund should not be regarded as an “associated enterprise” of the fund and of any underlying Luxembourg entities. Any investor holding more than 10% will only be regarded as an “associated enterprise” if it meets the requisite threshold in its own right, or it can be demonstrated that it is acting together with other investors, which would cause it to be deemed to reach the requisite threshold. Our funds have sought their own tax advice in relation to these proposed new rules and their potential impact on future investments.
The impacts of ATAD II on interest and other finance costs in the context of European investments are jurisdiction specific and will be examined on an investment-by-investment basis.
Further to the BEPS Project, and in particular BEPS Action 1 (“Addressing the Tax Challenges of the Digital Economy”), the OECD published a Report on May 31, 2019 entitled “Programme of Work to Develop a Consensus Solution to the Tax Challenges Arising from the Digitalisation of the Economy” (as updated on several occasions and most recently on October 8, 2021 by the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy”), which proposes fundamental changes to the international tax system. The proposals (commonly referred to as “BEPS 2.0”) are based on two “pillars”, involving the reallocation of taxing rights (Pillar One) and a new global minimum corporate tax rate (Pillar Two). Under Pillar One, multinational enterprises (MNEs) with total group revenues exceeding EUR 20 billion (or equivalent) in a given period and pre-tax profitability exceeding 10% calculated using an averaging mechanism will be subject to rules allocating 25% of profits in excess of a 10% profit margin to the jurisdictions within which they carry on business (subject to threshold rules). Certain entities are excluded, including certain investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). There are also specific exclusions for MNEs carrying on specific low-risk activities, including “regulated financial services” (as defined). Pillar Two imposes a minimum effective tax rate of 15% on MNEs that have consolidated revenues of at least EUR 750 million in at least two out of the last four years (i.e., broadly those MNEs which are required to undertake country by country reporting). Pillar Two introduces two relates tax measures (the GloBE rules): the income inclusion rule (“IIR”) imposes a top up tax on a parent entity where a constituent member of the MNE group has low taxed income while the undertaxed payment rule (“UTPR”) applies to intra group payments if the constituent member’s income is not taxes by an IIR. Additionally, a subject to tax rule will permit source jurisdictions to impose limited withholding taxes on low taxed related party payments, which will be creditable against the GloBE rules tax liability. Specified classes of entities which are typically exempt from tax are outside the scope of Pillar Two, including investment funds and real estate investment vehicles (as respectively defined) which are the ultimate parent entity of the MNE group (and certain holding vehicles of such entities). The implementation of the Pillar One and Pillar Two proposals is scheduled for 2024 and 2023 (respectively), with the UTPR coming into effect in 2024. An implementation plan on BEPS 2.0 was agreed in the OECD Statement of October 8, 2021 (as updated with respect to Pillar One by a “Progress Report on Amount A of Pillar One” published on July 11, 2022). Pursuant to this plan, on December 20, 2021, the OECD released Pillar Two model rules providing a template for jurisdictions to translate the GloBE rules into domestic law (and in this respect the European Commission, on December 22, 2021, issued a proposal for a Council Directive on ensuring a global minimum level of taxation for multinational groups in the EU), although much more detail (including implementation details on Pillar One) is still to be provided over the coming months. Subject to the development and implementation of both Pillar One and Pillar Two (including the related EU Council Directive proposal and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them), effective tax rates could increase within Ares’ structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently. This could adversely affect the returns of investors in our funds.
On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the EU (the “Unshell Proposal”). Whilst the European Commission has stated that it expects the Unshell Proposal to be adopted and published into EU member states’ national laws by mid-2023, and to come into effect as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. If adopted in its current form, the proposal could result in additional reporting and disclosure obligations for investment funds and/or their subsidiaries (which may require the sharing with applicable taxing or other governmental authorities of information concerning investors) and/or additional tax being suffered by investors, investment funds or their subsidiaries.
Effective April 1, 2022, the U.K. implemented a domestic ‘Qualifying Asset Holding Company’ regime, with a view to broadly making the U.K. a more attractive holding company jurisdiction. The extent to which this regime may be applicable or beneficial to and/or utilized by our funds (or their subsidiaries) remains under consideration.

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
The Presidential administration and the U.S. Congress have recently proposed legislation that would impose a new 5.0% or 3.0% tax on individuals and taxable trusts and estates with “modified adjusted gross income” (MAGI) above certain amounts. Dividends and net gain attributable to an investment in shares of our Class A common stock are generally expected to be included in a holder’s MAGI and thus, may be subject to this surtax.
Limitations on the amount of interest expense that we may deduct could materially increase our tax liability and negatively affect an investment in shares of our Class A common stock.
Our deduction of net business interest expenses for each taxable year is limited generally to 30% of our “adjusted taxable income” for the relevant taxable year. Starting with taxable years beginning after December 31, 2022, the addback of depreciation, depletion and amortization previously allowed in determining “adjusted taxable income” no longer applies due to an automatic change to Section 163(j) of the Code scheduled when the Tax Cuts and Jobs Act was enacted in 2017. Any excess business interest not allowed as a deduction in a taxable year as a result of the limitation generally will carry forward to the next year. There is no grandfather provision for outstanding debt prior to the effective date of these rules. Any failure to properly manage or address the foregoing risks may have a material adverse effect on our business, results and financial condition.
General Risk Factors
Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber incidents or other data security breaches, which may include intentional attacks or accidental losses that result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships, and reputation causing our business and results of operations to suffer.
There has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. We may be a target for attacks because, as an alternative asset management firm, we hold confidential and other price sensitive information, including price information, about existing and potential investments. We are dependent on third-party vendors for hosting solutions and technologies that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we perform risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-parties could adversely affect us, our business and our reputation. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party vendors.
As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those we control and those provided by our third-party service providers. While we have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions, including various securities measures and technology, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, these measures do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched and because threats may originate from a wide variety of sources.
These risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personal information of our employees, our investors and others, that we collect, process and store in our data centers and on our networks, or those of our third-party vendors. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm.
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
In addition, we operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerabilities that exposed sensitive customer information. More recently, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers, and registered investment companies and business development companies (funds), as well as amendments to certain rules that govern investment adviser and fund disclosures. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the CCPA, the New York SHIELD Act, the GDPR and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties for breach of privacy laws. For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors or clients.
Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are often not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyber-attacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems, as well as our policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance our cybersecurity procedures and controls.
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

As fiduciaries and stewards of our client’s capital, we value and depend on the trust they place in us. Reputation is a significant factor that increases our competitive risk. See “—Risks Related to Our Businesses—The investment management business is intensely competitive.” Increased regulatory scrutiny, actions or fines, litigation, employee misconduct, failures or perceived failures to appropriately mitigate and manage ESG incidents, conflicts of interest, data breaches and management of tax disputes, could among other events, harm our reputation and thus our ability to attract and retain investors and raise new capital for our funds, adversely affecting our business. While we have a robust compliance program in place and have successfully instituted a culture of compliance through our policies and procedures aimed to mitigate potential risks and enhanced regulatory action, we may be subject to new and heighted enforcement activity resulting in public sanctions or fines which could adversely impact our reputation. See “—Risks Related to Regulation.” Similarly, to the extent we experience material litigation or employee misconduct, our businesses and our reputation could be adversely affected, and a loss of investor confidence could result, which could adversely impact our ability to raise future funds. Our ability to appropriately mitigate, manage and address conflicts of interests among our stakeholders could also result in increased reputational risk. Further, the impact of events which may harm our reputation and brand are heightened given media and public focus on the externalities of activities unrelated to our business, the pervasiveness of social media and public interest in the financial services and alternative investment management industry generally.

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

Item 3. Legal Proceedings
From time to time we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. As of December 31, 2022 and 2021, we were not subject to any material pending legal proceedings. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our funds and their investment advisers, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither we nor our funds or their investment advisers expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is traded on the NYSE under the symbol “ARES.” Our common shares began trading on the NYSE on May 2, 2014.
The number of holders of record of our Class A common stock as of February 17, 2023 was 17, which does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. Ares Management GP LLC is the sole holder of shares of our Class B common stock and Ares Voting LLC is the sole holder of shares of our Class C common stock.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A common stock from the closing price on December 31, 2017 through December 31, 2022, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2017 and dividends received reinvested in the security or index.
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
Total Return Performance Table

Issuer Purchases of Equity Securities

The table below presents purchases made by or on behalf of AMC or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our Class A common stock during each of the indicated periods ($ in thousands; except share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	—	$—	—	$150,000
November 1, 2022 - November 30, 2022	—	—	—	150,000
December 1, 2022 - December 31, 2022	—	—	—	150,000
Total	—		—

(1)In February 2022, our board of directors approved the renewal of our stock repurchase program that authorizes the repurchase of up to $150 million of shares of our Class A common stock. Under this stock repurchase program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. In February 2023, our board of directors approved the renewal of the program and it is scheduled to expire in March 2024. Repurchases under the program depend on the prevailing market conditions and other factors.

Dividend Policy for Class A and Non-Voting Common Stock

During 2021, we declared a dividend each quarter of $0.47 (totaling $1.88 annually) per share to Class A common stockholders and non-voting common stockholders, or approximately $309.9 million. During 2022, we declared a dividend each quarter of $0.61 (totaling $2.44 annually) per share to Class A and non-voting common stockholders at the close of business on March 17, 2022, June 16, 2022, September 16, 2022, and December 16, 2022, respectively, or approximately $429.1 million.

In February 2023, the Company’s board of directors declared a quarterly dividend of $0.77 per share of Class A and non-voting common stock with respect to the first quarter of 2023 payable on March 31, 2023 to common stockholders of record at the close of business on March 17, 2023.
Our dividend policy for our Class A and non-voting common stock is more closely aligned with our core management fee business. We intend to provide a steady quarterly dividend for each calendar year that will be based on our expected fee related earnings after an allocation of current taxes paid, with future potential changes based on the level and growth of the metric. Subject to the approval of our board of directors, we intend to pay a dividend of $0.77 per share of our Class A and non-voting common stock per quarter in 2023.

Our fixed dividend will be reassessed each year based upon the level and growth of our fee related earnings after an allocation of current taxes paid. As fee related earnings reflect the core earnings of our business and consist of management fee and fee related performance revenues less compensation and general and administrative expenses, having our recurring dividend based on this amount removes volatility from our dividend and provides more predictability to investors on an annual basis

Our dividend policy reflects our intention to retain net performance income, which excludes our fee related performance revenues. We expect to use such retained earnings to fund future growth with the objective of accelerating our fee related earnings growth per share, as well as for potential stock repurchases. However, the declaration, payment and determination of the amount of future dividends, if any, is at the sole discretion of our board of directors, which may change our dividend policy at any time.
The payment of cash dividends is subject to compliance with DGCL. In addition, under the Credit Facility, certain subsidiaries of the Ares Operating Group are prohibited from paying dividends in certain circumstances, including if an Event of Default (as defined in the Credit Facility) has occurred and is continuing.

Because AMC is a holding company and has no material assets other than its indirect ownership of AOG Units, we fund dividends by AMC on shares of our Class A and non-voting common stock, if any, in three steps:
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

Because we and our direct subsidiaries that are corporations for U.S. federal income tax purposes may be required to pay corporate income and franchise taxes and make payments under the tax receivable agreement, the dividend amounts ultimately paid by us to holders of our Class A and non-voting common stock are expected to be generally less, on a per share basis, than the amounts distributed by the Ares Operating Group entities to their respective partners in respect of their AOG Units.
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
Unregistered Sales of Equity Securities and Purchases of Equity Securities
None.

Item 6. [Reserved]
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
AMC is a Delaware corporation. Unless the context otherwise requires, references to “Ares,” “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of AMC and its consolidated subsidiaries. The following discussion analyzes the financial condition and results of operations of the Company. “Consolidated Funds” refers collectively to certain Ares funds, co-investment vehicles, CLOs and SPACs that are required under generally accepted accounting principles in the United States (“GAAP”) to be consolidated within our consolidated financial statements included in this Annual Report on Form 10-K. Additional terms used by the Company are defined in the Glossary and throughout the Management’s Discussion and Analysis in this Annual Report on Form 10-K.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of AMC and the related notes included in this Annual Report on Form 10-K.
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2022 and 2021. For discussion on activity for the year ended December 31, 2020 and period-over-period analysis on results for the year ended December 31, 2021 to 2020, refer to Part II, “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in thousands (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.

“NM” refers to not meaningful. Period-over-period analysis for current year compared to prior year may be deemed to be not meaningful and are designated as “NM” within the discussion and analysis of financial condition and results of operations.

Trends Affecting Our Business
We believe that our disciplined investment philosophy across our distinct but complementary investment groups contributes to the stability of our performance throughout market cycles. For the year ended December 31, 2022, approximately 95% of our management fees were derived from perpetual capital vehicles and other long-dated funds. Our funds have a stable base of committed capital enabling us to invest in assets with a long-term focus over different points in a market cycle and to take advantage of market volatility. However, our results of operations, including the fair value of our AUM, are affected by a variety of factors, particularly in the U.S. and Western Europe, including conditions in the global financial markets and the economic and political environments.

Global markets remained volatile throughout 2022 with tightening monetary policies, geopolitical uncertainty and other macroeconomic factors contributing to broad-based declines. Specifically, the ICE BAML High Yield Master II Index, a high yield bond index, declined 11.2% in 2022 as compared to a 5.4% increase for the prior year. Meanwhile, the Credit Suisse Leveraged Loan Index (“CSLLI”), a leveraged loan index, declined 1.1% in 2022 as compared to a 5.4% increase for the prior year.

In Europe, high yield bonds and leveraged loans performed similarly to their U.S. counterparts. The ICE BAML European Currency High Yield Index declined 11.5% in 2022 as compared to a 3.3% increase for the prior year, while the Credit Suisse Western European Leveraged Loan Index declined 3.3% in 2022 as compared to a 4.6% increase for the prior year.

The global equity markets also broadly declined due to these factors, among others. The S&P 500 Index declined 18.1% for 2022 compared to a 26.9% increase for the prior year, while the MSCI All Country World Index ex USA declined 16.0% for 2022 compared to a 13.2% increase for the prior year.

Volatility in the private equity markets continued to be valuation-driven due to the uncertainty in the macroeconomic environment, thus creating a challenging market backdrop for buyouts in terms of both deployment and realizations. This environment, and the related market trends, have had a more pronounced negative impact on certain industries, including energy and retail, which are industries in which some of our funds have made investments. Continued volatility could result in lower returns than we anticipated at the time certain of our investments were made. As of December 31, 2022, approximately 2% of our total AUM was invested in the energy sector (including oil and gas exploration and approximately 1% of total AUM in midstream investments) and approximately 2% of our total AUM was invested in the retail sector, which was challenged from the market disruption and volatility recently experienced as a result of the COVID-19 pandemic. We believe that continued increases in interest rates, coupled with near-term potential for a recession, could lead to opportunities for distressed investments in the near to medium term. Continued asset selectivity and portfolio diversification, and a differentiated view to drive value creation, will be instrumental in delivering attractive returns to investors.

The commercial real estate markets also continued to be impacted by the macroeconomic environment in the fourth quarter. Pan-European and U.S. real estate deal activity was subdued with limited transactional liquidity. Given the global rise in interest rates by central banks, property valuations adjusted downwards, with capitalization rate compressions waning and yields widening. However, we believe some of these market trends will be offset by continued strong fundamentals, such as occupancy and rental rates, in certain property types, including multifamily and industrial. The FTSE EPRA/NAREIT Developed Europe and the FTSE NAREIT All Equity REITs indices returned negative 36.5% and negative 24.9%, for 2022 compared to a positive return of 15.0% and 37.3%, respectively, for the prior year.

We believe our portfolios across all strategies are well positioned for a rising interest rate environment. On a market value basis, approximately 88% of our debt assets and 57% of our total assets were floating rate instruments as of December 31, 2022.

In 2022, some of the considerations pertaining to our strategic decisions included:

• Our ability to fundraise and increase AUM and fee paying AUM. During the year ended December 31, 2022, we raised $56.8 billion of gross AUM, both in commingled funds and SMAs, and continued to expand our investor base, raising capital from over 135 different investment vehicles and 353 institutional investors, including 110 direct institutional investors that were new to Ares. Our fundraising efforts helped drive AUM growth of approximately 15% for 2022. During 2023, we expect that our fundraising will come from a combination of our existing and new strategies in the U.S., Europe and Asia-Pacific. As of December 31, 2022, AUM not yet paying fees includes $41.8 billion of AUM available for future deployment which could generate approximately $410.9 million in potential incremental annual management fees. Our pipeline of potential fees, coupled with our future fundraising opportunities, gives us the potential to increase our management fees in 2023.

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

• Our disciplined investment approach and successful deployment of capital. Our ability to maintain and grow our revenue base is dependent upon our ability to successfully deploy the capital that our investors have committed to our investment funds. Greater competition, high valuations, cost of credit and other general market conditions have affected and may continue to affect our ability to identify and execute attractive investments. Under our disciplined investment approach, we deploy capital only when we have sourced a suitable investment opportunity at an attractive price. During the year ended December 31, 2022, we deployed $79.8 billion of gross capital across our investment groups compared to $79.7 billion deployed in 2021. We believe we continue to be well-positioned to invest our assets opportunistically. As of December 31, 2022, we had $84.6 billion of capital available for investment compared to $90.4 billion as of December 31, 2021.
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

Recent Transactions

On February 8, 2023, we entered into a definitive agreement to acquire the remaining ownership interest held by the former owners of SSG following the acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries on July 1, 2020 (the “SSG Acquisition”). Following the transaction, we will own 100% of Ares SSG’s management business. The transaction consideration will be primarily comprised of shares of our Class A common stock and will include a cash component. The transaction is expected to close in the second quarter of 2023 and is subject to customary closing conditions, including regulatory approvals.

On February 23, 2023, we issued 3,473,026 AOG Units to the recipients of the Black Creek Acquisition earnout. Pursuant to an agreement with the recipients of the Black Creek Acquisition earnout, a portion of such AOG Units were issued in lieu of cash consideration which was payable pursuant to the Black Creek Acquisition earnout. The AOG Units were issued in reliance on Section 4(a)(2) of the Securities Act.

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
The tables below present rollforwards of our total AUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total AUM
Balance at 12/31/2021	$192,710	$33,404	$45,919	$22,119	$11,623	$305,775
Acquisitions	—	—	8,184	199	—	8,383
Net new par/equity commitments	18,397	2,202	10,638	2,510	4,600	38,347
Net new debt commitments	12,988	—	3,253	—	1,474	17,715
Capital reductions	(1,275)	(208)	(516)	—	(5)	(2,004)
Distributions	(5,375)	(1,333)	(3,183)	(2,787)	(2,470)	(15,148)
Redemptions	(2,415)	—	(951)	—	—	(3,366)
Change in fund value	(834)	684	2,717	(80)	(192)	2,295
Balance at 12/31/2022	$214,196	$34,749	$66,061	$21,961	$15,030	$351,997

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total AUM
Balance at 12/31/2020	$145,472	$23,954	$18,293	$—	$9,261	$196,980
Acquisitions	—	—	13,719	19,513	—	33,232
Net new par/equity commitments	29,961	6,430	7,943	2,331	2,143	48,808
Net new debt commitments	22,149	200	4,671	—	29	27,049
Capital reductions	(2,715)	(9)	(311)	—	(29)	(3,064)
Distributions	(3,999)	(4,283)	(2,907)	(2,306)	(235)	(13,730)
Redemptions	(2,465)	—	(70)	—	—	(2,535)
Change in fund value	4,307	7,112	4,581	2,581	454	19,035
Balance at 12/31/2021	$192,710	$33,404	$45,919	$22,119	$11,623	$305,775

The components of our AUM are presented below as of ($ in billions):

AUM: $352.0	AUM: $305.8

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.4 billion and $11.8 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2022 and 2021, respectively and includes $3.4 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2022 and 2021.

Please refer to “— Results of Operations by Segment” for a more detailed presentation of AUM by segment for each of the periods presented.
Fee Paying Assets Under Management
FPAUM refers to AUM from which we directly earn management fees and is equal to the sum of all the individual fee bases of our funds that directly contribute to our management fees.
The tables below present rollforwards of our total FPAUM by segment ($ in millions):

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance at 12/31/2021	$117,390	$16,689	$28,615	$18,364	$6,787	$187,845
Acquisitions	—	—	4,855	131	—	4,986
Commitments	11,582	—	6,680	2,042	3,352	23,656
Deployment/subscriptions/increase in leverage	30,480	4,489	4,002	560	2,262	41,793
Capital reductions	(3,522)	—	(200)	—	(391)	(4,113)
Distributions	(6,093)	(1,902)	(2,101)	(1,319)	(2,006)	(13,421)
Redemptions	(2,684)	—	(965)	—	—	(3,649)
Change in fund value	(1,928)	(4)	1,572	772	(808)	(396)
Change in fee basis	(1)	(825)	(851)	(2,882)	(1,081)	(5,640)
Balance at 12/31/2022	$145,224	$18,447	$41,607	$17,668	$8,115	$231,061

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance at 12/31/2020	$88,017	$17,493	$13,931	$—	$6,596	$126,037
Acquisitions	—	—	7,155	16,839	—	23,994
Commitments(1)	10,497	1,579	5,144	1,352	(130)	18,442
Deployment/subscriptions/increase in leverage	27,496	2,405	3,269	116	1,677	34,963
Capital reductions	(1,647)	—	(162)	—	(380)	(2,189)
Distributions	(5,630)	(1,979)	(1,785)	(264)	(1,151)	(10,809)
Redemptions	(2,724)	—	(86)	—	—	(2,810)
Change in fund value	1,381	6	1,466	262	175	3,290
Change in fee basis	—	(2,815)	(317)	59	—	(3,073)
Balance at 12/31/2021	$117,390	$16,689	$28,615	$18,364	$6,787	$187,845

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.

The charts below present FPAUM by its fee bases ($ in billions):

FPAUM: $231.1	FPAUM: $187.8

Invested capital/other(1)	Market value(2)	Collateral balances (at par)	Capital commitments

(1)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.
(2)Includes $56.0 billion and $43.7 billion from funds that primarily invest in illiquid strategies as of December 31, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

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

The charts below present our IEAUM and IGAUM by segment ($ in billions):

Incentive Eligible AUM
$203.7
$5.0
$13.3
$39.3
$33.3
$112.8
$183.1
$2.6
$12.4
$26.7
$31.8
$109.6
12/31/2022
12/31/2021

Incentive Generating AUM
$105.4
$1.1
$6.1
$26.6
$20.9
$50.7
$107.6
$0.2
$5.4
$18.4
$19.6
$64.0
12/31/2022
12/31/2021

Credit	Private Equity	Real Assets	Secondaries	Strategic Initiatives

The charts below present our IGAUM by strategy for funds generating fee related performance revenues and net fee related performance revenues by strategy as of and for the years ended:

U.S. Real Estate Equity	European Direct Lending	U.S. Direct Lending	Real Estate Debt	Private Equity Secondaries

(1)Fee related performance revenues by strategy is presented net of the associated fee related performance compensation.
(2)Represents 50% of the fee related performance revenues earned for the year ended December 31, 2021 due to the one-time contingent consideration recorded in connection with the Black Creek Acquisition.

The charts below present our available capital and AUM not yet paying fees by segment ($ in billions):

Credit	Private Equity	Real Assets	Secondaries	Strategic Initiatives

As of December 31, 2022, AUM Not Yet Paying Fees includes $41.8 billion of AUM available for future deployment that could generate approximately $410.9 million in potential incremental annual management fees. As of December 31, 2021, AUM Not Yet Paying Fees included $53.0 billion of AUM available for future deployment that could generate approximately $517.1 million in potential incremental annual management fees.

The chart below presents our perpetual capital AUM by segment ($ in billions):

Credit	Real Assets	Secondaries	Strategic Initiatives

As of December 31, 2022, perpetual capital AUM of $92.7 billion included 76% from commingled funds and 24% from managed accounts. As of December 31, 2021, perpetual capital AUM of $76.6 billion included 73% from commingled funds and 27% from managed accounts.

Management Fees By Type

We view the duration of funds we manage as a metric to measure the stability of our future management fees. For both the years ended December 31, 2022 and 2021, 95% of management fees were earned from perpetual capital or long-dated funds. The charts below present the composition of our segment management fees by the initial fund duration:

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

Components of Consolidated Results of Operations

Revenues

Management Fees. The investment adviser of our funds generally receives an annual management fee based on a percentage of the fund’s capital commitments, contributed capital, net asset value or invested capital during the investment period, which may then change at the end of the investment period, and for certain of our SMAs, we receive an annual management fee based on a percentage of invested capital, contributed capital or net asset value throughout the term of the SMA. We also may receive special fees, including agency and arrangement fees. In certain circumstances, we are contractually required to offset certain amounts of such special fees against management fees relating to the applicable fund.

The investment adviser of each of our CLOs typically receives annual management fees based on the gross aggregate collateral balance for CLOs, at par, adjusted for cash and defaulted or discounted collateral. The management fees of CLOs accounted for approximately 3% of our total management fees on a consolidated basis and 5% on an unconsolidated basis for the year ended December 31, 2022.
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

We receive management fees in accordance with the investment advisory and management agreements with the publicly-traded vehicles and non-traded funds that must be reviewed or approved annually by their independent boards of directors. Details by fund, including payment frequency, are presented below:

	Fee Rate	Fee Base

Quarterly
ACRE	1.50%	Stockholders’ equity
ARCC	1.50%	Total assets (other than cash and cash equivalents)
ARCC Part I Fees	20%	Net investment income (before ARCC Part I Fees and ARCC Part II Fees), subject to a fixed hurdle rate of approximately 7% per annum
CADC	1.25%	Total assets minus liabilities (other than liabilities relating to indebtedness)
CADC Part I Fees	15%	Net investment income (before CADC Part I fees), subject to a fixed hurdle rate of approximately 6% per annum

Monthly
AIREIT	1.25%	Net asset value
APMF	1.40%	Total assets (including any assets relating to indebtedness or preferred shares that may be issued) minus liabilities (other than liabilities relating to indebtedness)
ARDC	1.00%	Total assets minus liabilities (other than liabilities relating to indebtedness)
AREIT	1.10%	Net asset value
ASIF	1.25%	Total assets minus liabilities

Details regarding our management fees by strategy are presented below:

	Fee Rate	Fee Base	Average Remaining Contract Term(1)

Credit Group
Syndicated Loans(2)	0.25% - 0.50%	Par plus cash / NAV	11.9 years
High Yield Bonds	0.25% - 0.50%	Par plus cash / NAV	N/A(3)
Multi-Asset Credit	0.25% - 1.00%	NAV	N/A(3)
Alternative Credit	0.50% - 1.50%	NAV / gross asset value / committed capital / invested capital	8.2 years
U.S. and European Direct Lending(4)	0.75% - 1.50%	Invested capital / NAV / total assets (in certain cases, excluding cash and cash equivalents)	8.3 years

Private Equity Group
Corporate Private Equity(5)	1.50%	Capital commitments	10.9 years
Special Opportunities(6)	1.50%	Invested capital / aggregate cost basis of unrealized portfolio investments	9.9 years

Real Assets Group
Real Estate Equity(7)	0.20% - 1.50%	Invested capital / NAV / capital commitments or a combination thereof	9.0 years
Real Estate Debt	0.50% - 1.00%	Invested capital / NAV	N/A(3)
Infrastructure Opportunities(8)	1.00% - 1.50%	Capital commitments	9.9 years
Infrastructure Debt	1.00%	Invested capital	10.0 years

Secondaries Group
Private Equity, Real Estate and Infrastructure Secondaries(9)	0.50% - 1.00%	Capital commitments / reported value (largely represents NAV of each fund’s underlying limited partnership interests) / called capital plus unfunded commitments / reported value plus unfunded commitments	12.4 years

Strategic Initiatives
Asian Special Situations(10)	1.15% - 2.00%	Capital commitments / aggregate cost basis of unrealized portfolio investments or a combination thereof	7.3 years
Asian Secured Lending and APAC Direct Lending(11)	1.40% - 1.50%	Aggregate cost basis of unrealized portfolio investments	7.0 years
Ares Insurance Solutions	0.30%	Daily weighted average market value of the assets	N/A(3)

(1) Represents the average remaining contract term pursuant to the funds’ governing documents within each strategy, excluding perpetual capital vehicles, as of December 31, 2022.
(2) Fee ranges for syndicated loans generally remain unchanged at the close of the re-investment period. In certain cases, CLOs may be called upon demand by subordinated noteholders prior to the management contract term expiration date.
(3)    The funds in this strategy are generally open-ended or managed account structures, which typically do not have investment period termination or management contract expiration dates.
(4)    Following the expiration or termination of the investment period, the fee basis for certain closed-end funds and managed accounts in this strategy generally change either to the aggregate cost or to market value of the portfolio investments.
(5) Fee range represents typical range during the investment period. Management fees for corporate private equity funds generally step down to between 0.75% and 1.25% of the aggregate adjusted cost of unrealized portfolio investments following the earlier to occur of: (i) the expiration or termination of the investment period and (ii) the activation of a successor fund.
(6) Fee range represents typical range during the investment period. Management fees for special opportunities funds generally step down to between 1.00% to 1.25% of the invested capital or the aggregate cost basis of unrealized portfolio investments following the expiration or termination of the investment period.
(7)    Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. Following the expiration or termination of the investment period the basis on which management fees are earned for certain closed-end funds, managed accounts and co-investment vehicles in this strategy changes from committed capital to invested capital with no change in the management fee rate.
(8) Fee range represents typical range during the investment period. Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The infrastructure opportunities funds generally step down the fee base to the aggregated adjusted cost of unrealized portfolio investments, while retaining the same fee rate, following the expiration or termination of the investment period.
(9) Funds in each strategy are comprised of closed-end funds with either investment period termination or management contract termination dates and certain open-end accounts that generally do not have termination dates.
(10) Certain funds pay a lower management fee rate on committed capital which increases when such capital is invested. The funds in this strategy are comprised of closed-end funds, with investment period termination or management contract termination dates. The funds also include co-investment accounts with fees ranging from 0.50% to 1.50%, which generally do not include investment period termination or management contract termination dates.
(11)    The funds also include co-investment accounts with fees that generally do not include investment period termination or management contract termination dates.

Incentive Fees. The general partners, managers or similar entities of certain of our funds receive performance-based fees. These fees are generally based on the net appreciation per annum of the applicable fund, subject to certain net loss carry-forward provisions, high-watermarks and/or preferred returns. Such performance-based fees may also be based on a fund’s cumulative net appreciation to date, in some cases subject to a high-watermark or a preferred return. Incentive fees are realized at the end of a measurement period, typically quarterly or annually. Realized incentive fees are generally higher during the second half of the year due to the nature of certain funds that typically realize incentive fees at the end of the calendar year. Once realized, such incentive fees are not subject to repayment. Cash from the realizations is typically received in the period subsequent to the measurement period. Incentive fees are composed of both fee related performance revenues and performance revenues:

Fee related performance revenues
Fee related performance revenues refers to incentive fees from perpetual capital vehicles that are (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Certain vehicles are subject to hold back provisions that limit the amounts paid in a particular year. Such hold back amounts may be paid in subsequent years subject to their extended performance conditions.

Performance revenues	Performance revenues refers to any other incentive fees that do not meet the criteria of fee related performance revenues.
Total incentive fees	Total incentive fees equals the sum of fee related performance revenues and performance revenues.

Fee Related Performance Revenues: Details regarding our fee related performance revenues are presented below:

	Fee Rate	Fee Base	Hurdle Rate

Credit Group
U.S. and European Direct Lending	10% - 15%	Incentive eligible fund’s profits	Approximately 5% to 8% per annum

Real Assets Group
Real Estate Equity	12.5%	Investment return per annum for AREIT and AIREIT, including income and net appreciation, subject to certain net loss carry-forward provisions	5% per annum
Real Estate Debt	20%	The difference between ACRE’s core earnings (as defined in ACRE’s management agreement) and an amount derived from the weighted average issue price per share of ACRE’s common stock in its public offerings multiplied by the weighted average number of shares of common stock outstanding	8% per annum

Secondaries Group
Private Equity Secondaries	12.5%	Investment return per annum, including income and net appreciation, subject to certain net loss carry-forward provisions	N/A

Performance Revenues: Details regarding our performance revenues, which are generally based on a fund’s eligible profits, are presented below:

	Fee Rate	Hurdle Rate

Credit Group

Syndicated Loans and High Yield Bonds	10% - 20%	Approximately 3% to 12% per annum
Multi-Asset Credit and Alternative Credit	12.5% - 20%	Approximately 5% to 7% per annum
U.S. and European Direct Lending(1)	10% - 15%	Approximately 5% to 8% per annum

Real Assets Group
Real Estate Equity	15% - 18%	Approximately 6% to 8% per annum

(1) We may receive ARCC Part II Fees, which are not paid unless ARCC achieves cumulative aggregate realized capital gains (net of cumulative aggregate realized capital losses and aggregate unrealized capital depreciation). For ARCC, incentive fees represent 20% of the cumulative aggregate realized capital gains (net of cumulative aggregate realized losses and aggregate unrealized capital depreciation) and such fees are presented within performance revenues.

Performance Income. We may receive performance income from our funds that may be either performance revenue, which is a component of incentive fees described above, or a special allocation of income, which we refer to as carried interest. Performance income is recorded by us when specified investment returns are achieved by the fund.

Performance revenues	Performance revenues refers to a component of incentive fees that do not meet the criteria of fee related performance revenues.
Carried interest allocation
The general partner or an affiliate of certain of our funds may be entitled to receive carried interest from a fund. Carried interest entitles the general partner (or an affiliate) to a special allocation of income and gains from a fund, and is typically structured as a net profits interest in the applicable fund.

Total performance income	Total performance income equals the sum of performance revenues and carried interest allocation.
Carried Interest Allocation: Carried interest allocation is recognized based on changes in valuation of our funds’ investments that exceed certain preferred returns as set forth in each respective partnership agreement. Carried interest allocation is based on the amount that would be due to us pursuant to the fund partnership agreement at each period end as if the funds were liquidated at such date. Accordingly, the amount of carried interest recognized as carried interest allocation reflects our share of the fair value gains and losses of the associated funds’ underlying investments measured at their then-current fair values relative to the fair values as of the end of the prior period. Investment returns of one fund are not offset between or among funds.
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
For most funds, the carried interest is subject to a preferred return ranging from 5% to 9%, after which there is typically a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the fund has not achieved investment returns that exceed the preferred return threshold or the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed carried interest exceeds the amounts to which the general partner is entitled. These repayment obligations may be related to amounts previously distributed to us and our senior professionals and are generally referred to as contingent repayment obligations.
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
Certain funds may make distributions to their partners to provide them with cash sufficient to pay applicable federal, state and local tax liabilities attributable to the fund’s income that is allocated to them. These distributions are referred to as tax distributions and are not subject to contingent repayment obligations.
Details regarding our carried interest, which is generally based on a fund’s eligible profits, are presented below:

	Fee Rate	Hurdle Rate

Credit Group
Multi-Asset Credit and Alternative Credit	15% - 20%	Approximately 6% to 8% per annum
U.S. and European Direct Lending	10% - 20%	Approximately 5% to 8% per annum

Private Equity Group
Private Equity Funds	20%	8%

Real Assets Group
Real Estate and Infrastructure Funds	10% - 20%	Approximately 6% to 10% per annum

Secondaries Group
Private Equity and Real Estate Secondaries	10% - 12.5%	8%

Strategic Initiatives
Asian Special Situations	20%	8%
Asian Secured Lending	20%	7%
APAC Direct Lending	15%	7%
Ares Insurance Solutions	20%	8%
For detailed discussion of contingencies on carried interest, see “Note 9. Commitments and Contingencies,” within our consolidated financial statements and “Item 1A. Risk Factors—We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements with our funds” included in this Annual Report on Form 10-K.
Principal Investment Income (Loss). Principal investment income (loss) consists of interest and dividend income and net realized and unrealized gains (losses) on equity method investments where we serve as general partner. Interest and dividend income are recognized on an accrual basis to the extent that such amounts are expected to be collected. A realized gain

(loss) may be recognized when we redeem all or a portion of our investment or when we receive a distribution of capital. Unrealized gains (losses) on investments result from appreciation (depreciation) in the fair value of our investments, as well as reversals of previously recorded unrealized appreciation (depreciation) at the time the gain (loss) on an investment becomes realized.
Administrative, Transaction and Other Fees. Administrative fees represent fees that we earn for providing administrative services to certain funds and may reflect either an expense reimbursement or a fixed percentage of assets that we manage. Transaction fees generally represent fees from a portion of the loan origination income generated from certain affiliated credit funds. Other fees represent various property-related fees, such as acquisition, development and property management, as well as trade-based fees from the sale and distribution of fund shares in our public, non-traded vehicles. Acquisition fees are recognized at the time of property acquisition while development fees are recognized over the development period, in both cases based on a percentage of a property’s cost. Property management fees are based on tenancy of the associated properties. Trade-based fees from the sale or distribution of fund shares in our public, non-traded vehicles are earned through AWMS and include exchange program fees that are recognized when investors contribute real property through like-kind 1031 exchanges for fund shares and through other private placements. The exchange program fees are composed of a program administration fee and a facilitation fee for advisory services and sales-based efforts, respectively.
Expenses
Compensation and Benefits. Compensation generally includes salaries, bonuses, health and welfare benefits, payroll related taxes, equity compensation, Part I Fee incentive compensation and fee related performance compensation expenses. Equity compensation expense relating to the issuance of restricted units is measured at fair value at the grant date, reduced for actual forfeitures, and expensed over the vesting period on a straight-line basis. Compensation and benefits expenses are typically correlated to the operating performance of our segments, which is used to determine incentive-based compensation for each segment. Incentive-based compensation is accrued over the service period to which it relates. Certain of our senior partners are not paid an annual salary or bonus, instead they only receive distributions based on their ownership interest when declared by our board of directors. We use changes in headcount, which represents the full-time equivalency of active employees during each period, to analyze changes in compensation and benefits. Part I Fee incentive compensation and fee related performance compensation represent approximately 60% of Part I Fees and of fee related performance revenues, respectively, that is paid to employees as compensation. The portion allocated to our employees is determined before giving effect to payroll related taxes. Compensation expense also includes employee commissions that are generated in connection with our like-kind 1031 exchange program and other private placement transactions conducted through AWMS. Incremental changes in fair value of certain contingent liabilities established in connection to the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition are recognized ratably over the service period and are also presented within compensation and benefits.
Performance Related Compensation. Performance related compensation includes compensation directly related to carried interest allocation and incentive fees classified as performance revenues, generally consisting of percentage interests that we grant to our professionals. Depending on the nature of each fund, the performance related compensation generally represents 60% to 80% of the carried interest allocation and performance revenues recognized by us before giving effect to payroll related taxes. We have an obligation to pay our professionals a portion of the carried interest allocation or performance revenues earned from certain funds. The performance related compensation payable is calculated based upon the recognition of carried interest allocation and is not paid to recipients until the carried interest allocation is received. Performance related compensation may include allocations to charitable organizations as part of our philanthropic initiatives.
Although changes in performance related compensation are directly correlated with changes in carried interest allocation and performance revenues reported within our segment results, this correlation does not always exist when our results are reported on a fully consolidated basis in accordance with GAAP. This discrepancy is caused when carried interest allocation and incentive fees earned from our Consolidated Funds is eliminated upon consolidation and performance related compensation is not.
General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to occupancy, professional services, travel, information services and information technology costs, placement fees, depreciation, amortization of intangibles and other general operating items.
Expenses of Consolidated Funds. Consolidated Funds’ expenses consist primarily of costs incurred by our Consolidated Funds, including professional services fees, research expenses, trustee fees, travel expenses and other costs associated with organizing and offering these funds.
Other Income (Expense)

Net Realized and Unrealized Gains (Losses) on Investments. A realized gain (loss) may be recognized when we redeem all or a portion of our investment or when we receive a distribution of capital. Unrealized gains (losses) on investments result from the change in appreciation (depreciation) in the fair value of certain investments.
Interest and Dividend Income. Interest and dividend income is primarily generated from investments in CLOs and other strategic investments where we do not serve as general partner. Interest and dividend income are both recognized on an accrual basis to the extent that such amounts are expected to be collected.
Interest Expense. Interest expense includes interest related to our Credit Facility, which has a variable interest rate based upon SOFR plus a credit spread that is adjusted with changes to corporate credit ratings and with the achievement of certain environmental, social and governance-related targets, and to our senior and subordinated notes, each of which have fixed coupon rates.
Other Income (Expense), Net. Other income (expense), net consists of transaction gains (losses) on the revaluation of assets and liabilities denominated in non-functional currencies and other non-operating and non-investment related activities, such as bargain purchase gain, change in fair value of contingent obligations, loss on disposal of assets, among other items.
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
Income Taxes. AMC is a corporation for U.S. federal income tax purposes and is subject to U.S. federal, state and local corporate income taxes at the entity level on its share of net taxable income. In addition, the AOG entities and certain of AMC’s subsidiaries operate in the U.S. as partnerships or disregarded entities for U.S. federal income tax purposes and as corporate entities in certain foreign jurisdictions. These entities, in some cases, are subject to U.S. state or local income taxes or foreign income taxes. Our effective tax rate is impacted by AMC’s net taxable income and the applicable U.S. federal, state and local income taxes as well as, in some cases, foreign income taxes. Net taxable income is based on AMC’s ownership of the AOG entities. As such, our effective tax rate will be directly impacted by changes in AMC’s ownership of the AOG entities and changes to statutory rates in the U.S. and other foreign jurisdictions and, to a lesser extent, income taxes that are recorded for certain affiliated funds and co-investment vehicles that are consolidated in our financial results.
The majority of our Consolidated Funds are not subject to income tax as the funds’ investors are responsible for reporting their share of income or loss. To the extent required by federal, state and foreign income tax laws and regulations, certain funds may incur income tax liabilities.
Redeemable and Non-Controlling Interests. Net income (loss) attributable to redeemable and non-controlling interests in Consolidated Funds represents the income (loss) related to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements.
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
For additional discussion on components of our consolidated results of operations, see “Note 2. Summary of Significant Accounting Policies,” within our consolidated financial statements included in this Annual Report on Form 10-K.

Consolidation and Deconsolidation of Ares Funds
Consolidated Funds represented approximately 5% of our AUM as of December 31, 2022, 2% of our management fees and 1% of our carried interest and incentive fees for the year ended December 31, 2022. As of December 31, 2022, we consolidated 25 CLOs, 10 private funds and one SPAC, and as of December 31, 2021, we consolidated 23 CLOs, 10 private funds and one SPAC.
The activity of the Consolidated Funds is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of the Consolidated Funds also typically will decrease management fees, carried interest allocation and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation.
The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. Generally, the consolidation of our Consolidated Funds has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. The net economic ownership interests of our Consolidated Funds, to which we have no economic rights, are reflected as redeemable and non-controlling interests in the Consolidated Funds within our consolidated financial statements. Redeemable interest in Consolidated Funds represent the shares issued by AAC that are redeemable for cash by the public shareholders in connection with AAC’s failure to complete a business combination or tender offer associated with stockholder approval provisions.
We generally deconsolidate funds and CLOs when we are no longer deemed to have a controlling interest in the entity. During the year ended December 31, 2022, we did not deconsolidate any entities. During the year ended December 31, 2021, we deconsolidated one CLO as a result of a significant change in ownership.
The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
For the actual impact that consolidation had on our results and further discussion on consolidation and deconsolidation of funds, see “Note 16. Consolidation” within our consolidated financial statements included herein.

Results of Operations
Consolidated Results of Operations
We consolidate funds and entities where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ or investor rights, and the creation and termination of funds and entities. The consolidation of these funds and entities had no effect on net income attributable to us for the periods presented. Although the consolidated results presented below include the results of our operations together with those of the Consolidated Funds and other joint ventures, we separate our analysis of those items primarily impacting the Company from those of the Consolidated Funds.

The following table presents our summarized consolidated results of operations ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Total revenues	$3,055,443	$4,212,091	$(1,156,648)	(27)%
Total expenses	2,749,085	3,410,083	660,998	19
Total other income, net	204,448	263,682	(59,234)	(22)
Income tax expense	71,891	147,385	75,494	51
Net income	438,915	918,305	(479,390)	(52)
Less: Net income attributable to non-controlling interests in Consolidated Funds	119,333	120,369	(1,036)	(1)
Net income attributable to Ares Operating Group entities	319,582	797,936	(478,354)	(60)
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(851)	(1,341)	490	37
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	152,892	390,440	(237,548)	(61)
Net income attributable to Ares Management Corporation	167,541	408,837	(241,296)	(59)
Less: Series A Preferred Stock dividends paid	—	10,850	10,850	100
Less: Series A Preferred Stock redemption premium	—	11,239	11,239	100
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$167,541	$386,748	(219,207)	(57)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Consolidated Results of Operations of the Company
The following discussion sets forth information regarding our consolidated results of operations:
Revenues.

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenues
Management fees	$2,136,433	$1,611,047	$525,386	33%
Carried interest allocation	458,012	2,073,551	(1,615,539)	(78)
Incentive fees	301,187	332,876	(31,689)	(10)
Principal investment income	12,279	99,433	(87,154)	(88)
Administrative, transaction and other fees	147,532	95,184	52,348	55
Total revenues	$3,055,443	$4,212,091	(1,156,648)	(27)
Management Fees. Capital deployment in direct lending funds within the Credit Group led to a rise in FPAUM and additional management fees of $239.0 million over the comparative periods. The Landmark Acquisition, which was completed on June 2, 2021, contributed additional fees of $77.4 million for the year ended December 31, 2022 compared to the partial year ended December 31, 2021 within the Secondaries Group. Within the Real Assets Group, funds from the Black Creek Acquisition, which was completed on July 1, 2021, contributed additional fees of $92.4 million for the year ended December 31, 2022 when compared to the partial year ended December 31, 2021. Lastly, the Infrastructure Debt Acquisition, which was completed on February 10, 2022, contributed additional fees of $36.4 million for the year ended December 31, 2022. For detail regarding the fluctuations of management fees within each of our segments see “—Results of Operations by Segment.”

Carried Interest Allocation. The activity was principally composed of the following ($ in millions):

	Year ended December 31, 2022	Primary Drivers	Year ended December 31, 2021	Primary Drivers
Credit funds	$195.1	Primarily from four direct lending funds and one alternative credit fund with $22.4 billion of IGAUM generating returns in excess of their hurdle rates. Ares Capital Europe V, L.P. (“ACE V”) generated carried interest allocation of $80.9 million driven by net investment income on an increasing invested capital base. Ares Capital Europe IV, L.P. (“ACE IV”), Pathfinder, Ares Capital Europe III, L.P. (“ACE III”) and Ares Private Credit Solutions, L.P. (“PCS”) generated carried interest allocation of $60.0 million, and $25.7 million, $18.7 million and $6.5 million, respectively, primarily driven by net investment income during the period.	$336.1	Primarily from four direct lending funds and one alternative credit fund with $17.3 billion of IGAUM generating returns in excess of their hurdle rates. PCS, ACE IV and ACE V generated carried interest allocation of $57.9 million, $99.8 million and $49.0 million, respectively. The carried interest allocation generated by these funds was driven by net investment income on an increasing invested capital base. ACE III generated carried interest allocation of $42.7 million primarily driven by net investment income during the period. In addition, Pathfinder generated carried interest allocation of $47.1 million that was driven by market appreciation of various investments.
Private equity funds	187.4	Appreciation across several portfolio company investments, driven by improving operating performance metrics from portfolio companies that primarily operate in industries such as services, technology, retail, healthcare and energy, generated carried interest allocation of $76.9 million from Ares Corporate Opportunities Fund V, L.P. (“ACOF V”), $73.9 million from Ares Corporate Opportunities Fund VI, L.P. (“ACOF VI”), $68.5 million from Ares Special Opportunities Fund, L.P. (“ASOF”) and $42.6 million from Ares Special Situations Fund IV, L.P. (“SSF IV”). The appreciation was partially offset by the reversal of unrealized carried interest allocation of $62.4 million and $27.0 million from Ares Corporate Opportunities Fund IV, L.P. (“ACOF IV”) and Ares Corporate Opportunities Fund III, L.P. (“ACOF III”), respectively, primarily driven by lower stock prices for certain publicly-traded investments.	1,197.5	ACOF IV generated carried interest allocation of $207.6 million primarily due to market appreciation of its investment in The AZEK Company (“AZEK”) driven by its higher stock price. In addition, market appreciation across several portfolio company investments, primarily operating in the services and technology, retail and healthcare industries, generated carried interest allocation of $666.1 million from ACOF V, $225.5 million from ASOF and $70.6 million from ACOF VI.
Real assets funds	49.6
Ares Climate Infrastructure Partners, L.P. (“ACIP”) and related vehicles and Ares Energy Investors Fund V, L.P. (“EIF V”) generated carried interest allocation of $38.1 million and $31.8 million, respectively, due to market appreciation of certain investments. Appreciation from properties within real estate equity funds, driven by increasing operating income primarily from industrial and multifamily investments, generated carried interest allocation of $15.0 million from U.S. Real Estate Fund VIII, L.P. (“US VIII”), $7.4 million from U.S. Real Estate Fund IX, L.P. (“US IX”) and $4.2 million from Ares U.S. Real Estate Fund X, L.P. (“US X”). In addition, realized gains from the sale of properties generated carried interest allocation of $17.3 million from Ares U.S. Real Estate Opportunity Fund III, L.P. (“AREOF III”). The activity was partially offset by the reversal of unrealized carried interest of $64.4 million from Ares European Real Estate Fund V SCSp. (“EF V”), driven by a lower stock price for one of its publicly-traded investments.
			309.5	Market appreciation from properties within real estate equity funds, primarily driven by gains generated across several industrial and multifamily assets, generated carried interest allocation of $24.2 million from AREOF III, $40.5 million from US VIII, $83.4 million from US IX, $14.8 million from Ares European Real Estate Fund IV, L.P. (“EF IV”) and $69.9 million from EF V.
Secondaries funds	21.0	Market appreciation of certain investments held in Landmark Real Estate Partners VIII, L.P. (“LREP VIII”) generated carried interest allocation of $32.8 million. The activity was partially offset by the reversal of unrealized carried interest of $18.4 million from Landmark Equity Partners XVI, L.P. (“LEP XVI”), driven primarily by losses from the revaluation of limited partnership interests denominated in foreign currencies.	230.5	Market appreciation of certain investments held in LEP XVI and LREP VIII that generated carried interest allocation of $122.2 million and $56.4 million, respectively.
Strategic initiatives funds	5.1	Our sixth Asian special situations fund generated carried interest allocation of $4.1 million primarily driven by higher net investment income from improved operating performance of certain investments financed by the fund’s credit facility.	—	N/A
Carried interest allocation	$458.2		$2,073.6

Incentive Fees. The activity was principally composed of the following ($ in millions):

	Year ended December 31, 2022	Primary Drivers	Year ended December 31, 2021	Primary Drivers
Credit funds	$101.2	Incentive fees generated from 28 direct lending funds and two alternative credit funds.	$168.2	Incentive fees generated from 22 direct lending funds, including $25.6 million from ARCC Part II Fees, from one alternative credit fund and from one CLO as a result of restructuring activity.
Real assets funds	199.4	Incentive fees generated from U.S. real estate equity funds, including $140.5 million from AIREIT, $31.6 million from an industrial real estate fund and $23.7 million from AREIT.	164.7	Incentive fees generated from U.S. real estate equity funds, including $63.3 million from an industrial real estate fund, $15.3 million from AREIT and $81.2 million from AIREIT. We recognized 100% of the incentive fees earned from AREIT and AIREIT, of which 50% was paid to the sellers during the year ended December 31, 2021 in connection with the terms of the Black Creek Acquisition. We retained 100% of these fees during the year ended December 31, 2022.
Secondaries funds	0.6	Incentive fees generated from a private equity secondaries fund and APMF.	—	N/A
Incentive fees	$301.2		$332.9
Principal Investment Income. The activity for the year ended December 31, 2022 was primarily composed of market appreciation of certain infrastructure opportunities investments, dividend income from various investments in a funds within our U.S. direct lending strategy and realized gains from the sale of underlying properties held by funds in our U.S. real estate equity strategy.
The activity for the year ended December 31, 2021 was primarily composed of market appreciation of various investments within ACOF IV and ACOF VI and within various funds in our U.S. real estate equity, private equity secondaries, real estate secondaries and special opportunities strategies. The global equity and credit markets experienced significant downturns due to the COVID-19 pandemic in 2020 and rebounded in 2021.
Administrative, Transaction and Other Fees. The increase in administrative, transaction and other fees primarily resulted from the full-year impact of fees generated under the investment management agreements of the funds that were acquired in the Black Creek Acquisition on July 1, 2021. These fees include (i) property-related fees, such as development and property management, which increased by $16.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, and (ii) administrative fees that increased by $18.0 million for the year ended December 31, 2022 compared to 2021. In addition, there was an increase in fees generated from the distribution of fund shares in our non-traded REITs and exchange program fees that are generated when investors contribute real property through a like-kind 1031 exchange for fund shares. These fees collectively contributed $20.9 million for the year ended December 31, 2022 when compared to 2021.
Certain private funds pay administrative fees on invested capital and deployment will result in a higher fee base. Administrative fees from these private funds increased by $4.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Expenses.

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Expenses
Compensation and benefits	$1,498,590	$1,162,633	$(335,957)	(29)%
Performance related compensation	518,829	1,740,786	1,221,957	70
General, administrative and other expenses	695,256	444,178	(251,078)	(57)
Expenses of Consolidated Funds	36,410	62,486	26,076	42
Total expenses	$2,749,085	$3,410,083	660,998	19
Compensation and Benefits. The increase in compensation and benefits was primarily driven by (i) headcount growth from strategic initiatives and acquisitions to support the expansion of our business, (ii) higher incentive compensation attributable to improved operating performance and (iii) higher employee commission expense in connection with the sale and distribution of fund shares in our non-traded REITs and private placements of our exchange programs in connection with the full-year results following the Black Creek Acquisition. Average headcount for the year-to-date period increased by 30% to 2,305 professionals for the 2022 period from 1,771 professionals in 2021.
Headcount growth attributable to the Infrastructure Debt Acquisition that closed in the first quarter of 2022 has contributed $16.0 million in recurring employment related costs for the year ended December 31, 2022. The increase in salaries and benefits for the year ending December 31, 2022 also included $89.9 million from the first two quarters of 2022 related to the Landmark Acquisition and Black Creek Acquisition which did not have comparable results as the transactions closed in June 2021 and July 2021, respectively.
The performance-based, acquisition-related compensation arrangements (“earnouts”) that were established in connection with the Landmark Acquisition, Black Creek Acquisition and Infrastructure Debt Acquisition are based on the achievement of revenue targets for certain funds. As all earnouts are subject to the continued and future services of senior professionals and advisors, they are required to be recorded as compensation expense and recognized ratably over the respective service periods. The revenue targets for the Black Creek Acquisition earnout were achieved and the maximum contingent payment was recorded during the year ended December 31, 2022. Compensation expense related to the Black Creek earnout was $218.1 million for the year ended December 31, 2022 and $45.9 million for the year ended December 31, 2021. Compensation expense related to the Infrastructure Debt earnout was $9.1 million for the year ended December 31, 2022. In connection with the fundraising for an acquired Landmark private equity secondaries fund, the revenue targets on which the Landmark earnout were contingent were not achieved. This resulted in a reversal of all previously recorded expenses of $21.0 million during the year ended December 31, 2022. See “Note 9. Commitments and Contingencies” for a further description of the contingent liabilities related to these arrangements.
The following table presents equity-based compensation expense based on the different types of restricted unit awards ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Awards that do not recur annually:
Multi-year future grants	$43,370	$34,331	$(9,039)	(26)%
Performance-based awards	—	22,785	22,785	100
Performance-based awards - accelerated	—	43,426	43,426	100
Other awards that do not recur annually	7,425	24,585	17,160	70
Total awards that do not recur annually	50,795	125,127	74,332	59
Recurring annual awards:
Discretionary awards	93,881	65,055	(28,826)	(44)
Bonus awards	55,716	47,010	(8,706)	(19)
Total recurring annual awards	149,597	112,065	(37,532)	(33)
Equity-based compensation expense	$200,392	$237,192	36,800	16

The decrease in equity-based compensation expense was primarily attributable to awards that do not recur annually, specifically performance-based awards with market conditions that were granted to certain executive officers in the first quarter of 2021. The decrease in equity compensation expense was partially offset by the increase in awards granted as part of the recurring annual award programs.
For detail regarding the fluctuations of compensation and benefits within each of our segments see “—Results of Operations by Segment.”
Performance Related Compensation. Changes in performance related compensation are directly associated with the changes in carried interest allocation and incentive fees described above and include associated payroll-related tax expenses and performance allocations to charitable organizations as part of our philanthropic initiatives.
General, Administrative and Other Expenses. During the year ended December 31, 2022, we recognized non-cash impairment charges of $181.6 million to certain intangible assets comprised of (i) $86.2 million to the carrying value of the Landmark trade name following our decision to rebrand our secondaries group as Ares Secondaries and to discontinue the ongoing use of the Landmark trade name, (ii) $88.4 million to the fair value of a management contract in connection with lower than expected FPAUM resulting from missed fundraising targets for an acquired Landmark private equity secondaries fund and (iii) $7.0 million of accelerated amortization expense in connection with the impairment of certain acquired management contracts as a result of returning capital to fund investors sooner than initially planned. See “Note 4. Goodwill and Intangible Assets” for a further description of the impairment of intangible assets.

The Infrastructure Debt Acquisition, which was completed on February 10, 2022, has contributed $23.2 million in general, administrative and other expenses to the year ended December 31, 2022. These expenses increased primarily due to (i) amortization expense of $16.8 million related to the intangible assets recorded in connection with the acquisition and (ii) certain professional services of $2.3 million for the year ended December 31, 2022. In addition, the Landmark Acquisition and Black Creek Acquisition have collectively contributed to an increase in general, administrative and other expenses of $54.4 million during the first two quarters of 2022 which did not have comparable results as the transactions closed in June 2021 and July 2021, respectively. These expenses primarily consisted of (i) amortization expense of $33.8 million related to the intangible assets recorded in connection with the acquisitions and (ii) certain recurring operating expenses, including occupancy costs, information services, information technology and office services of $7.1 million.
Excluding the impact from the Black Creek Acquisition, Landmark Acquisition and Infrastructure Debt Acquisition, certain expenses have also increased during the current period, including occupancy costs to support our growing headcount, as well as information services and information technology costs to support the expansion of our business. Collectively, these expenses increased by $15.1 million for the year ended December 31, 2022 compared to 2021. Other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $29.9 million for the year ended December 31, 2022, compared to 2021, as travel, marketing and company events have returned to pre-pandemic levels.
Separately, placement fees were $37.2 million for the year ended December 31, 2022, a decrease of $64.8 million compared to the year ended December 31, 2021. The activity for the year ended December 31, 2022 was primarily attributable to new commitments to US X and LEP XVI and related vehicles. The activity for the year ended December 31, 2021 was primarily attributable to new commitments to Ares Special Opportunities Fund II, L.P. (“ASOF II”), PCS II and SDL II.
Other income, net.

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Other income (expense)
Net realized and unrealized gains on investments	$4,732	$19,102	$(14,370)	(75)%
Interest and dividend income	9,399	9,865	(466)	(5)
Interest expense	(71,356)	(36,760)	(34,596)	(94)
Other income, net	13,119	14,402	(1,283)	(9)
Net realized and unrealized gains on investments of Consolidated Funds	73,386	77,303	(3,917)	(5)
Interest and other income of Consolidated Funds	586,529	437,818	148,711	34
Interest expense of Consolidated Funds	(411,361)	(258,048)	(153,313)	(59)
Total other income, net	$204,448	$263,682	(59,234)	(22)
Net Realized and Unrealized Gains on Investments. The activity for the years ended December 31, 2022 and 2021 was primarily attributable to unrealized gains from certain strategic initiative investments made in connection with our acquisition of SSG. The activity for the year ended December 31, 2022 also included unrealized losses on our investments in the subordinated notes of U.S. CLOs while the year ended December 31, 2021 included unrealized gains on our investments in the subordinated notes of U.S. CLOs. The CSLLI declined 1.1% in 2022 as compared to a 5.4% increase for the prior year.
Interest Expense. The issuance of the 2052 Senior Notes in January 2022 increased interest expense by $17.6 million for the year ended December 31, 2022 compared to 2021. Higher average interest rates, driven by rising SOFR rates, and a higher average outstanding balance of the Credit Facility in 2022 also contributed to an increase in interest expense of $7.5 million for the year ended December 31, 2022 compared to the prior year. The issuance of the 2051 Subordinated Notes on the last day of the second quarter of 2021 has also increased interest expense by $9.3 million for the year ended December 31, 2022 compared to 2021.
Other Income, Net. The activity for the years ended December 31, 2022 and 2021 included transaction gains (losses) associated with currency fluctuations impacting the revaluation of assets and liabilities denominated in foreign currencies other than an entity’s functional currency. Transaction gains of $13.5 million for the year ended December 31, 2022 were primarily attributable to the British pound weakening against the Euro. Transaction losses of $4.8 million during the year ended December 31, 2021 were primarily attributable to the British pound strengthening against Euro.
Other income, net also includes the change in fair value of a contingent obligation recognized in connection with the Black Creek Acquisition. The purchase agreement with Black Creek contains provisions that required us to record separate contingent consideration liabilities that are dependent on the achievement of revenue targets for certain funds that were acquired in the Black Creek Acquisition. The revenue targets for the Black Creek earnout were fully achieved and the maximum contingent payment was recorded during the year ended December 31, 2022. For the year ended December 31, 2022, we recorded $1.4 million, in expense for the revaluation of the contingent obligation related to the achievement of revenue targets compared to $4.0 million for the year ended December 31, 2021. The year ended December 31, 2021 also included $19.2 million in expense for the revaluation of the contingent obligation related to 50% of the incentive fees realized for the non-traded REITs, which were payable to the sellers pursuant to the purchase agreement with Black Creek. See “Note 9. Commitments and Contingencies” for a further description of the contingency.

Finally, other income, net included a $42.3 million bargain purchase gain from the Black Creek Acquisition for the year ended December 31, 2021. The bargain purchase gain resulted from the fair value of the identifiable tangible and intangible assets that we acquired exceeding the purchase consideration.
Income Tax Expense.

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Income before taxes	$510,806	$1,065,690	$(554,884)	(52)%
Income tax expense	71,891	147,385	75,494	51
Net income	$438,915	$918,305	(479,390)	(52)
Income Tax Expense The decrease in income tax expense was attributable to lower net income allocable to AMC for the year ended December 31, 2022 compared to the year ended December 31, 2021. The calculation of income taxes is sensitive to any changes in weighted average daily ownership. The weighted average daily ownership for AMC common stockholders increased from 58.5% for the year ended December 31, 2021 to 59.8% for the year ended December 31, 2022. The changes in ownership were primarily driven by the issuance of Class A common stock in connection with stock option exercises and vesting of restricted stock awards. The increase in the weighted average daily ownership for the AMC common stockholders was partially offset by the issuance of AOG Units in connection with the Landmark Acquisition and the Black Creek Acquisition that increased the ownership of AOG Units not held by AMC.
Redeemable and Non-Controlling Interests.

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Net income	$438,915	$918,305	$(479,390)	(52)%
Less: Net income attributable to non-controlling interests in Consolidated Funds	119,333	120,369	(1,036)	(1)
Net income attributable to Ares Operating Group entities	319,582	797,936	(478,354)	(60)
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(851)	(1,341)	490	37
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	152,892	390,440	(237,548)	(61)
Net income attributable to Ares Management Corporation	167,541	408,837	(241,296)	(59)
Less: Series A Preferred Stock dividends paid	—	10,850	10,850	100
Less: Series A Preferred Stock redemption premium	—	11,239	11,239	100
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$167,541	$386,748	(219,207)	(57)
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
Net income attributable to non-controlling interests in AOG entities is generally allocated based on the weighted average daily ownership of the other AOG unitholders, except for income (loss) generated from certain joint venture partnerships. Net income (loss) is allocated to other strategic distribution partners with whom we have established joint ventures based on the respective ownership percentages and based on the activity of certain membership interests. Net income of $0.4 million and $23.8 million for the years ended December 31, 2022 and 2021, respectively, was allocated based on ownership percentages of the strategic distribution partners and the activity of those membership interests.
The change over the comparative period is a result of the respective change in income before taxes and weighted average daily ownership. The weighted average daily ownership for the non-controlling AOG unitholders decreased from 41.5% for the year ended December 31, 2021 to 40.2% for the year ended December 31, 2022.

Consolidated Results of Operations of the Consolidated Funds
The following table presents the results of operations of the Consolidated Funds ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Expenses of the Consolidated Funds	$(36,410)	$(62,486)	$26,076	42%
Net realized and unrealized gains on investments of Consolidated Funds	73,386	77,303	(3,917)	(5)
Interest and other income of Consolidated Funds	586,529	437,818	148,711	34
Interest expense of Consolidated Funds	(411,361)	(258,048)	(153,313)	(59)
Income before taxes	212,144	194,587	17,557	9
Income tax expense of Consolidated Funds	(331)	(88)	(243)	(276)
Net income	211,813	194,499	17,314	9
Less: Revenues attributable to Ares Management Corporation eliminated upon consolidation	110,809	76,300	34,509	45
Less: Other expense, net attributable to Ares Management Corporation eliminated upon consolidation	(18,074)	(2,170)	(15,904)	NM
Add: General, administrative and other expense attributable to Ares Management Corporation eliminated upon consolidation	255	—	(255)	NM
Net income attributable to non-controlling interests in Consolidated Funds	$119,333	$120,369	(1,036)	(1)

The results of operations of the Consolidated Funds primarily represents activity from certain CLOs that we are deemed to control. Expenses primarily reflect professional fees that were incurred as a result of debt issuance costs related to the issuance of new, refinanced or restructured CLOs. These fees were expensed in the period incurred, as CLO debt is recorded at fair value on our Consolidated Statements of Financial Condition. As of December 31, 2022 and December 31, 2021, we consolidated 25 and 23 CLOs, respectively. For the year ended December 31, 2022, expenses were primarily driven by professional fees incurred from the issuance of two new U.S. CLOs during 2022. For the year ended December 31, 2021, expenses were primarily driven by professional fees incurred from the issuance of three new U.S. CLOs and the restructure of the European CLO legal entities. The CSLLI declined 1.1% in 2022 as compared to a 5.4% increase for the prior year. The increases in interest and other income and interest expense were attributable to the consolidation of four CLOs subsequent to the first half of 2021.
Revenues, other income, net and general, administrative and other expense attributable to AMC represents management fees, incentive fees, principal investment income, administrative, transaction and other fees and general, administrative and other expense that are attributable to AMC’s proportional share in the activity of the Consolidated Funds and is eliminated from the respective components of AMC’s results upon consolidation. The increase in revenues attributable to AMC for the year ended December 31, 2022 compared to 2021 was primarily attributable to higher principal investment income from a fund invested in insurance companies and an Asian corporate private equity fund.

Other expense, net attributable to AMC for the years ended December 31, 2022 and 2021 was primarily attributable to unrealized losses on our investments in the subordinated notes of U.S. CLOs. Other expense, net attributable to AMC for the years ended December 31, 2022 and 2021 also included unrealized losses on investments from our SPAC.

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

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings:
Credit Group	$943,694	$719,111	$224,583	31%
Private Equity Group	84,467	83,207	1,260	2
Real Assets Group	271,626	130,779	140,847	108
Secondaries Group	110,501	65,868	44,633	68
Strategic Initiatives	31,946	32,235	(289)	(1)
Operations Management Group	(447,884)	(318,892)	(128,992)	(40)
Fee Related Earnings	$994,350	$712,308	282,042	40
Realized Income:
Credit Group	$1,021,157	$808,985	$212,172	26%
Private Equity Group	107,998	117,103	(9,105)	(8)
Real Assets Group	322,465	185,551	136,914	74
Secondaries Group	109,165	67,333	41,832	62
Strategic Initiatives	20,435	23,167	(2,732)	(12)
Operations Management Group	(450,193)	(319,202)	(130,991)	(41)
Realized Income	$1,131,027	$882,937	248,090	28

Income before provision for income taxes is the GAAP financial measure most comparable to RI and FRE. The following table presents the reconciliation of income before taxes as reported within the Consolidated Statements of Operations to RI and FRE of the reportable segments and OMG ($ in thousands):

	Year ended December 31,
	2022	2021
Income before taxes	$510,806	$1,065,690
Adjustments:
Depreciation and amortization expense	335,083	106,705
Equity compensation expense	198,948	237,191
Acquisition-related compensation expense(1)	206,252	66,893
Acquisition-related incentive fees(2)	—	(47,873)
Acquisition and merger-related expense	15,197	21,162
Placement fee adjustment	2,088	78,883
Other (income) expense, net	1,874	(19,886)
Net income of non-controlling interests in consolidated subsidiaries	(357)	(23,397)
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(119,664)	(120,457)
Total performance income—unrealized	(106,978)	(1,744,056)
Total performance related compensation—unrealized	88,502	1,316,205
Total net investment income—unrealized	(724)	(54,123)
Realized Income	1,131,027	882,937
Total performance income—realized	(418,021)	(474,427)
Total performance related compensation—realized	274,541	328,583
Total investment (income) loss—realized	6,803	(24,785)
Fee Related Earnings	$994,350	$712,308

(1)Represents earnouts in connection with the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations.
(2)Represents a component of the purchase price from incentive fees associated with one-time contingent consideration recorded in connection with the Black Creek Acquisition. 100% of the fees recognized in 2021 is presented within incentive fees within the Company’s Consolidated Statements of Operations of which 50% is included on an unconsolidated basis for segment reporting purposes.

For the specific components and calculations of these non-GAAP measures, as well as additional reconciliations to the most comparable measures in accordance with GAAP, see “Note 15. Segment Reporting” within our consolidated financial statements included in this Annual Report on Form 10-K. Discussed below are our results of operations for our reportable segments and OMG.

Results of Operations by Segment

Credit Group—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Fee Related Earnings:
The following table presents the components of the Credit Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$1,355,975	$1,070,608	$285,367	27%
Fee related performance revenues	71,497	86,480	(14,983)	(17)
Other fees	31,945	27,103	4,842	18
Compensation and benefits	(441,778)	(410,394)	(31,384)	(8)
General, administrative and other expenses	(73,945)	(54,686)	(19,259)	(35)
Fee Related Earnings	$943,694	$719,111	224,583	31

Management Fees. The chart below presents Credit Group management fees and effective management fee rates ($ in millions):

$1,356.0
$5.8
$100.3
$266.2
$983.7
$1,070.6
$2.2
$90.8
$227.8
$749.8
FY 2022
FY 2021
Effective management fee rate
1.03%
1.05%
Part I Fees' contribution
0.20%
0.22%
Fees from funds in existence in both periods
Part I Fees
Fees from CLOs
Fees from funds launched during 2022
Fees from funds dissolved during 2021

Management fees on existing funds increased primarily from deployment of capital with Pathfinder, ACE V and PCS II collectively generating additional fees of $87.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. Management fees from SDL II, which launched at the end of the second quarter of 2021, increased by $35.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The launch of our open-end core alternative credit fund in the third quarter of 2021 also contributed to the increase in management fees, generating additional fees of $14.6 million for the year ended December 31, 2022, compared to 2021. Management fees from ARCC, excluding Part I Fees described below, increased by $51.5 million for the year ended December 31, 2022, primarily due to an increase in the average size of ARCC’s portfolio. The remaining increases in management fees from funds in existence in both periods was primarily driven by deployment of capital in other direct lending funds and SMAs. Management fees from CLOs also increased primarily due to the net addition of six CLOs for the year ended December 31, 2022, compared to 2021.

Part I Fees increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in pre-incentive fee net investment income generated by ARCC and CADC, driven by an increase in the average size of their portfolios as well as the impact of rising interest rates, given their primarily floating-rate loan portfolios.

The decrease in effective management fee rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by growth in lower fee generating strategies such as CLOs, as well as deployment in SDL II that have fee rates below 1.00%.

Fee Related Performance Revenues. During the year ended December 31, 2022, U.S. and European direct lending funds generating fee related performance revenues were adversely impacted by net unrealized losses on investments largely due to declining prices in the credit and equity markets as market participants expected higher returns on similar investments in the rising interest rate environment. The recovery from the impact of COVID-19 led to unrealized gains that generated higher fee related performance revenues for the year ended December 31, 2021.

Other Fees. The increase in other fees was primarily driven by higher administrative fees from private funds. Certain private funds pay administrative fees on invested capital and an increase in deployment resulted in an increase to the fee basis for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Compensation and Benefits. The increase in compensation and benefits was primarily driven by (i) higher incentive compensation attributable to increased fee revenues, improved operating performance and headcount, and (ii) increase in payroll related taxes of $5.9 million for the year ended December 31, 2022 compared to 2021, primarily attributable to the increase in restricted unit awards that vested in the first quarter of 2022. The increase in compensation and benefits for the year ended December 31, 2022 compared to 2021 was partially offset by the decrease in fee related performance compensation of $11.6 million from direct lending funds.

Average headcount for the year-to-date period increased by 5% to 455 investment and investment support professionals for 2022 from 433 professionals in 2021 as we continued to add professionals to support our growing U.S. and European direct lending and alternative credit platforms.

General, Administrative and Other Expenses. Travel, marketing and certain fringe benefits collectively increased by $8.8 million for the year ended December 31, 2022 compared to 2021, as marketing and company events returned to pre-pandemic levels. In connection with our fundraising efforts, amortization of placement fees has increased by $4.5 million for the year ended December 31, 2022 compared to 2021, primarily driven by the full year impact of amortization of new commitments to PCS II and SDL II during the second half of 2021.

Realized Income:
The following table presents the components of the Credit Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$943,694	$719,111	$224,583	31%
Performance income—realized	156,784	207,446	(50,662)	(24)
Performance related compensation—realized	(97,564)	(131,900)	34,336	26
Realized net performance income	59,220	75,546	(16,326)	(22)
Investment income—realized	7,071	1,989	5,082	256
Interest and other investment income—realized	26,567	20,377	6,190	30
Interest expense	(15,395)	(8,038)	(7,357)	(92)
Realized net investment income	18,243	14,328	3,915	27
Realized Income	$1,021,157	$808,985	212,172	26

Realized net performance income included aggregate tax distributions of $45.1 million for the year ended December 31, 2022 that were received from ACE III, ACE IV, ACE V and PCS. Realized net performance income for the year ended December 31, 2022 also included net performance revenues primarily from nine direct lending funds and two alternative credit funds. Realized net performance income for the year ended December 31, 2021 included net performance revenues from eight direct lending funds, including ARCC Part II Fees of $10.3 million. Realized net performance income for the year ended December 31, 2021 also included aggregate tax distributions of $38.8 million from ACE III, ACE IV and PCS.
Realized net investment income for the years ended December 31, 2022 and 2021 was primarily attributable to interest income generated from our CLO investments and income recognized in connection with distributions from a commercial finance fund. Realized net investment income for the year ended December 31, 2022 also included realized gains from the settlement of forward contracts entered into to hedge our exposure to foreign currency fluctuations, primarily from the Euro, and included distributions from a U.S. direct lending fund and a European direct lending fund. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.

Credit Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Credit Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of December 31,
	2022			2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACE III	$100,774	$60,465	$40,309	$99,551	$59,731	$39,820
ACE IV	168,204	104,286	63,918	146,580	90,879	55,701
ACE V	115,969	69,581	46,388	51,482	30,889	20,593
PCS	98,143	57,994	40,149	132,050	77,780	54,270
PCS II	—	—	—	9,053	5,345	3,708
Other credit funds	177,546	127,675	49,871	156,717	105,064	51,653
Total Credit Group	$660,636	$420,001	$240,635	$595,433	$369,688	$225,745
The following table presents the change in accrued performance income for the Credit Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of December 31, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Foreign Exchange and Other Adjustments	Accrued Performance Income
Accrued Carried Interest
ACE III	European	$99,551	$18,660	$(17,355)	$(82)	$100,774
ACE IV	European	146,580	60,015	(38,642)	251	168,204
ACE V	European	51,482	80,908	(16,421)	—	115,969
PCS	European	132,050	6,527	(39,505)	(929)	98,143
PCS II	European	9,053	(8,908)	—	(145)	—
Other credit funds	European	156,454	37,793	(11,178)	(5,787)	177,282
Other credit funds	American	263	1	—	—	264
Total accrued carried interest		595,433	194,996	(123,101)	(6,692)	660,636
Other credit funds	Incentive	—	33,683	(33,683)	—	—
Total Credit Group		$595,433	$228,679	$(156,784)	$(6,692)	$660,636

Credit Group—Assets Under Management
The tables below present rollforwards of AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$31,491	$3,632	$5,212	$17,424	$85,849	$49,102	$192,710
Net new par/equity commitments	1,377	311	1,438	6,658	7,137	1,476	18,397
Net new debt commitments	3,777	—	—	—	7,310	1,901	12,988
Capital reductions	(237)	—	—	(45)	(991)	(2)	(1,275)
Distributions	(125)	(15)	15	(1,799)	(2,269)	(1,182)	(5,375)
Redemptions	(504)	(470)	(725)	(456)	(260)	—	(2,415)
Change in fund value	(453)	(400)	(460)	(419)	1,551	(653)	(834)
Balance at 12/31/2022	$35,326	$3,058	$5,480	$21,363	$98,327	$50,642	$214,196

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,967	$2,863	$2,953	$12,897	$56,516	$42,276	$145,472
Net new par/equity commitments	1,179	858	2,090	5,788	14,891	5,155	29,961
Net new debt commitments	3,647	—	100	—	15,021	3,381	22,149
Capital reductions	(632)	—	—	—	(1,935)	(148)	(2,715)
Distributions	(98)	—	16	(633)	(1,832)	(1,452)	(3,999)
Redemptions	(295)	(270)	(211)	(1,221)	(168)	(300)	(2,465)
Change in fund value	(277)	181	264	593	3,356	190	4,307
Balance at 12/31/2021	$31,491	$3,632	$5,212	$17,424	$85,849	$49,102	$192,710
The components of our AUM for the Credit Group are presented below ($ in billions):

AUM: $214.2	AUM: $192.7

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $14.4 billion and $11.8 billion of AUM of funds from which we indirectly earn management fees as of December 31, 2022 and 2021, respectively, and includes $1.0 billion and $0.9 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2022 and 2021, respectively.

Credit Group—Fee Paying AUM
The tables below present rollforwards of fee paying AUM for the Credit Group ($ in millions):

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2021	$30,327	$3,632	$4,714	$8,742	$46,128	$23,847	$117,390
Commitments	5,136	311	1,292	2,552	2,291	—	11,582
Deployment/subscriptions/increase in leverage	2	—	19	7,128	14,137	9,194	30,480
Capital reductions	(237)	—	(52)	(25)	(1,645)	(1,563)	(3,522)
Distributions	(77)	(15)	(54)	(1,682)	(3,501)	(764)	(6,093)
Redemptions	(504)	(470)	(739)	(400)	(260)	(311)	(2,684)
Change in fund value	(237)	(400)	(457)	(410)	418	(842)	(1,928)
Change in fee basis	—	—	—	(1)	—	—	(1)
Balance at 12/31/2022	$34,410	$3,058	$4,723	$15,904	$57,568	$29,561	$145,224

	Syndicated Loans	High Yield	Multi-Asset Credit	Alternative Credit	U.S. Direct Lending	European Direct Lending	Total Credit Group
Balance at 12/31/2020	$27,171	$2,861	$2,457	$6,331	$32,337	$16,860	$88,017
Commitments	3,961	858	1,916	1,659	2,103	—	10,497
Deployment/subscriptions/increase in leverage	715	—	398	2,641	14,342	9,400	27,496
Capital reductions	(583)	—	(18)	—	(790)	(256)	(1,647)
Distributions	(51)	—	(83)	(646)	(3,469)	(1,381)	(5,630)
Redemptions	(295)	(267)	(206)	(1,092)	(143)	(721)	(2,724)
Change in fund value	(591)	180	250	(151)	1,748	(55)	1,381
Balance at 12/31/2021	$30,327	$3,632	$4,714	$8,742	$46,128	$23,847	$117,390

The charts below present FPAUM for the Credit Group by its fee bases ($ in billions):

FPAUM: $145.2	FPAUM: $117.4

Invested capital	Market value(1)	Collateral balances (at par)

(1)Includes $31.1 billion and $27.4 billion from funds that primarily invest in illiquid strategies as of December 31, 2022 and 2021, respectively. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Credit Group—Fund Performance Metrics as of December 31, 2022
ARCC contributed approximately 41% of the Credit Group’s total management fees for the year ended December 31, 2022. In addition, eight other significant funds, ACE III, CADC, PCS, SDL, ACE IV, ACE V, PCS II and SDL II, collectively contributed approximately 27% of the Credit Group’s management fees for the year ended December 31, 2022.

    The following table presents the performance data for our significant funds that are not drawdown funds in the Credit Group as of December 31, 2022 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
ARCC(2)	2004	$25,774	N/A	7.1	N/A	11.8	U.S. Direct Lending
CADC(3)	2017	4,138	N/A	(1.6)	N/A	5.1	U.S. Direct Lending

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

The following table presents the performance data of our significant drawdown funds as of December 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
ACE III(7)	2015	$4,823	$2,822	$2,395	$1,181	$2,307	$3,488	1.6x	1.5x	11.4	8.2	European Direct Lending
PCS	2017	3,472	3,365	2,653	1,623	1,873	3,496	1.4x	1.3x	11.4	8.0	U.S. Direct Lending
SDL Unlevered	2018	5,307	922	872	181	806	987	1.2x	1.1x	8.4	6.2	U.S. Direct Lending
SDL Levered			2,045	2,022	637	1,827	2,464	1.3x	1.2x	15.3	11.2
Funds Deploying Capital
ACE IV Unlevered(8)	2018	10,020	2,851	2,228	523	2,132	2,655	1.3x	1.2x	8.4	6.0	European Direct Lending
ACE IV Levered(8)			4,819	3,802	1,138	3,787	4,925	1.4x	1.3x	12.4	9.1
ACE V Unlevered(9)	2020	16,511	7,026	4,459	149	4,642	4,791	1.1x	1.1x	11.9	8.7	European Direct Lending
ACE V Levered(9)			6,376	4,062	220	4,322	4,542	1.2x	1.1x	19.8	14.3
PCS II	2020	5,187	5,114	3,006	44	2,880	2,924	1.0x	1.0x	(1.5)	(3.9)	U.S. Direct Lending
SDL II Unlevered(10)	2021	13,619	1,989	795	29	800	829	1.1x	1.0x	8.5	6.0	U.S. Direct Lending
SDL II Levered(10)			6,047	2,170	156	2,175	2,331	1.1x	1.1x	15.4	10.4

(1)Realized value represents the sum of all cash distributions to all partners and if applicable, exclude tax and incentive distributions made to the general partner.
(2)Unrealized value represents the fund’s NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
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
(7)ACE III is made up of two feeder funds, one denominated in U.S. dollars and one denominated in Euros. The gross and net IRR and MoIC presented in the table are for the Euro denominated feeder fund. The gross and net IRR for the U.S. dollar denominated feeder fund are 11.9% and 8.7%, respectively. The gross and net MoIC for the U.S. dollar denominated feeder fund are 1.7x and 1.5x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE III are for the combined fund and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(8)ACE IV is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE IV (E) Unlevered, ACE IV (G) Unlevered, ACE IV (E) Levered and ACE IV (G) Levered. The gross and net IRR and MoIC presented in the table are for ACE IV (E) Unlevered and ACE IV (E) Levered. Metrics for ACE IV (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately The gross and net IRR for ACE IV (G) Unlevered are 9.9% and 7.1%, respectively. The gross and net MoIC for ACE IV (G) Unlevered are 1.3x and 1.2x, respectively. The gross and net IRR for ACE IV (G) Levered are 13.6% and 9.9%, respectively. The gross and net MoIC for ACE IV (G) Levered are 1.4x and 1.3x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE IV Unlevered and ACE IV Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(9)ACE V is made up of four parallel funds, two denominated in Euros and two denominated in pound sterling: ACE V (E) Unlevered, ACE V (G) Unlevered, ACE V (E) Levered, and ACE V (G) Levered. The gross and net MoIC presented in the table are for ACE V (E) Unlevered and ACE V (E) Levered. Metrics for ACE V (E) Unlevered are inclusive of a Japanese yen denominated feeder fund, which has not been presented separately. Metrics for ACE V (E) Levered are inclusive of a U.S. dollar denominated feeder fund, which has not been presented separately. The gross and net IRR for ACE V (G) Unlevered are 14.2% and 10.4%, respectively. The gross and net MoIC for ACE V (G) Unlevered are 1.1x and 1.1x, respectively. The gross and net IRR for ACE V (G) Levered are 20.7% and 14.7%, respectively. The gross and net MoIC for ACE V (G) Levered are 1.2x and 1.1x, respectively. Original capital commitments are converted to U.S. dollars at the prevailing exchange rate at the time of the fund’s closing. All other values for ACE V Unlevered and ACE V Levered are for the combined levered and unlevered parallel funds and are converted to U.S. dollars at the prevailing quarter-end exchange rate.
(10)Gross and net fund-level IRRs for SDL II Unlevered and SDL II Levered are shown on a non-annualized basis as the time elapsed from the date of the first capital call is less than one year.

Private Equity Group—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Fee Related Earnings:
The following table presents the components of the Private Equity Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$199,837	$181,918	$17,919	10%
Other fees	1,888	1,070	818	76
Compensation and benefits	(86,561)	(78,156)	(8,405)	(11)
General, administrative and other expenses	(30,697)	(21,625)	(9,072)	(42)
Fee Related Earnings	$84,467	$83,207	1,260	2

Management Fees. The chart below presents Private Equity Group management fees and effective management fee rates ($ in millions):

Management fees increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by deployment in ASOF, contributing an increase of $10.4 million. ASOF II, which launched during the fourth quarter of 2021, contributed additional management fees of $20.6 million in for the year ended December 31, 2022 when compared to the prior year. Management fees from ACOF IV, ACOF V and SSF IV collectively decreased by $9.6 million for the year ended December 31, 2022 compared to 2021 due to various asset realizations and distributions that reduced the fee bases. The year ended December 31, 2021 included one-time catch up fees of $2.5 million generated from ACOF VI.

The increase in effective management fee rate for the for the year ended December 31, 2022 compared to 2021 was primarily driven by deployment of capital in ASOF and ASOF II, each of which have a higher effective management fee rate than the Private Equity Group’s average effective management fee rate.

Compensation and Benefits. The increase in compensation and benefits was primarily driven by higher incentive compensation.

General, Administrative and Other Expenses. In connection with our fundraising efforts, amortization of placement fees increased by $4.3 million for the year ended December 31, 2022 compared to 2021, primarily driven by the full year impact of amortization of new commitments to ASOF II subsequent to the third quarter of 2021. Travel and marketing collectively increased by $3.1 million for the year ended December 31, 2022 compared to 2021, as marketing and company events returned to pre-pandemic levels.

Realized Income:
The following table presents the components of the Private Equity Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$84,467	$83,207	$1,260	2%
Performance income—realized	123,806	171,637	(47,831)	(28)
Performance related compensation—realized	(90,300)	(137,576)	47,276	34
Realized net performance income	33,506	34,061	(555)	(2)
Investment income (loss)—realized	3,432	(3,754)	7,186	NM
Interest and other investment income—realized	2,546	11,514	(8,968)	(78)
Interest expense	(15,953)	(7,925)	(8,028)	(101)
Realized net investment loss	(9,975)	(165)	(9,810)	NM
Realized Income	$107,998	$117,103	(9,105)	(8)
Realized net performance income for the year ended December 31, 2022 was primarily attributable to tax distributions from ASOF of $25.0 million and realized gains from the partial sale and recapitalization of ACOF IV’s investment in an energy company of $8.1 million. Realized net investment loss for the years ended December 31, 2022 largely represents interest expense exceeding net gains during these periods. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.
The activity for the year ended December 31, 2021 included realized net performance income and realized net investment income attributable to a realized gain from ACOF IV’s investment in Farrow & Ball following the sale of the company and to realized gains from partial sales of ACOF IV’s position in AZEK. Realized net investment loss for the year ended December 31, 2021 also included a realized loss recognized in connection with an Asian corporate private equity fund’s sale of its investment in a dairy farm company, partially offset by realized gains from the sale of various assets in a fund within our special opportunities strategy.

Private Equity Group—Performance Income
The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Private Equity Group ($ in thousands):

	As of December 31, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
ACOF III	$16,488	$13,190	$3,298	$43,510	$34,808	$8,702
ACOF IV	282,624	226,099	56,525	387,901	310,321	77,580
ACOF V	742,962	594,369	148,593	666,074	532,859	133,215
ACOF VI	147,185	117,748	29,437	73,261	58,608	14,653
ASOF	326,471	228,529	97,942	338,857	237,200	101,657
Other funds	92,509	62,393	30,116	33,526	21,787	11,739
Total Private Equity Group	$1,608,239	$1,242,328	$365,911	$1,543,129	$1,195,583	$347,546

The following table presents the change in accrued carried interest for the Private Equity Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of December 31, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Other Adjustments	Accrued Carried Interest
ACOF III	American	$43,510	$(27,022)	$—	$—	$16,488
ACOF IV	American	387,901	(62,380)	(42,897)	—	282,624
ACOF V	American	666,074	76,888	—	—	742,962
ACOF VI	American	73,261	73,924	—	—	147,185
ASOF	European	338,857	68,523	(80,909)	—	326,471
Other funds	European	30,784	62,973	—	(1,248)	92,509
Other funds	American	2,742	(5,463)	—	2,721	—
Total Private Equity Group		$1,543,129	$187,443	$(123,806)	$1,473	$1,608,239

Private Equity Group—Assets Under Management
The tables below present rollforwards of AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$21,639	$11,765	$33,404
Net new par/equity commitments	—	2,202	2,202
Capital reductions	(8)	(200)	(208)
Distributions	(1,065)	(268)	(1,333)
Change in fund value	463	221	684
Balance at 12/31/2022	$21,029	$13,720	$34,749

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$18,233	$5,721	$23,954
Net new par/equity commitments	1,554	4,876	6,430
Net new debt commitments	—	200	200
Capital reductions	(9)	—	(9)
Distributions	(3,613)	(670)	(4,283)
Change in fund value	5,474	1,638	7,112
Balance at 12/31/2021	$21,639	$11,765	$33,404
The components of our AUM for the Private Equity Group are presented below ($ in billions):

AUM: $34.7	AUM: $33.4

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $1.3 billion and $1.4 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2022 and 2021, respectively.

Private Equity Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Private Equity Group ($ in millions):

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2021	$12,473	$4,216	$16,689
Deployment/subscriptions/increase in leverage	36	4,453	4,489
Distributions	(399)	(1,503)	(1,902)
Change in fund value	(4)	—	(4)
Change in fee basis	(825)	—	(825)
Balance at 12/31/2022	$11,281	$7,166	$18,447

	Corporate Private Equity	Special Opportunities	Total Private Equity Group
Balance at 12/31/2020	$14,770	$2,723	$17,493
Commitments	1,579	—	1,579
Deployment/subscriptions/increase in leverage	556	1,849	2,405
Distributions	(1,623)	(356)	(1,979)
Change in fund value	6	—	6
Change in fee basis	(2,815)	—	(2,815)
Balance at 12/31/2021	$12,473	$4,216	$16,689

The charts below present FPAUM for the Private Equity Group by its fee bases ($ in billions):

FPAUM: $18.5	FPAUM: $16.7

Invested capital	Capital commitments

Private Equity Group—Fund Performance Metrics as of December 31, 2022

Four significant funds, ACOF V, ASOF, ACOF VI and ASOF II, collectively contributed approximately 84% of the Private Equity Group’s management fees for the year ended December 31, 2022.

The following table presents the performance data of our significant drawdown funds as of December 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Deploying Capital
ACOF V	2017	$9,341	$7,850	$7,415	$3,281	$8,633	$11,914	1.6x	1.4x	15.0	10.3	Corporate Private Equity
ASOF	2019	5,501	3,518	5,405	3,349	4,321	7,670	1.7x	1.5x	31.8	24.6	Special Opportunities
ACOF VI	2020	6,454	5,743	3,844	330	4,547	4,877	1.3x	1.2x	27.5	19.1	Corporate Private Equity
ASOF II	2021	6,866	7,128	3,441	314	2,930	3,244	0.9x	0.9x	NM	NM	Special Opportunities

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
(3)The gross MoIC is calculated at the fund-level and is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The gross MoIC is before giving effect to management fees, carried interest as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross MoICs are also calculated before giving effect to any bridge financings. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the gross fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(4)The net MoIC is calculated at the fund-level. The net MoIC is based on the interests of the fee-paying limited partners and if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or performance fees. The net MoIC is after giving effect to management fees, carried interest, as applicable, and other expenses. The net MoICs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net MoIC would be 1.4x for ACOF V and 1.1x for ACOF VI. The funds may utilize a credit facility during the investment period and for general cash management purposes. Early in the life of a fund, the net fund-level MoICs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(5)The gross IRR is an annualized since inception gross internal rate of return of cash flows to and from the fund’s residual value at the end of the measurement period. Gross IRRs reflect returns to the fee-paying limited partners and, if applicable, excludes interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the gross IRR calculation are based on the actual dates of the cash flows. The gross IRRs are calculated before giving effect to management fees, carried interest, as applicable, and other expenses, but after giving effect to credit facility interest expenses, as applicable. The gross IRRs are also calculated before giving effect to any bridge financings. The funds may utilize a credit facility during the investment period and for general cash management purposes. Gross fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility.
(6)The net IRR is an annualized since inception net internal rate of return of cash flows to and from the fund and the fund’s residual value at the end of the measurement period. Net IRRs reflect returns to the fee-paying limited partners and if applicable, exclude interests attributable to the non-fee paying limited partners and/or the general partner which does not pay management fees or carried interest. The cash flow dates used in the net IRR calculation are based on the actual dates of the cash flows. The net IRRs are calculated after giving effect to management fees, carried interest as applicable, and other expenses and exclude commitments by the general partner and Schedule I investors who do not pay either management fees or carried interest. The funds may utilize a credit facility during the investment period and for general cash management purposes. Net fund-level IRRs would generally have been lower had such fund called capital from its limited partners instead of utilizing the credit facility. The net IRRs are also calculated before giving effect to any bridge financings. Inclusive of bridge financings, the net IRRs would be 10.4% for ACOF V and 16.7% for ACOF VI.

Real Assets Group—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Fee Related Earnings:
The following table presents the components of the Real Assets Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$347,808	$218,202	$129,606	59%
Fee related performance revenues	167,693	51,399	116,294	226
Other fees	35,879	13,038	22,841	175
Compensation and benefits	(240,015)	(127,679)	(112,336)	(88)
General, administrative and other expenses	(39,739)	(24,181)	(15,558)	(64)
Fee Related Earnings	$271,626	$130,779	140,847	108
Management Fees. The chart below presents Real Assets Group management fees and effective management fee rates ($ in millions):

$347.8
$4.8
$17.2
$36.2
$132.9
$156.7
$218.2
$0.7
$13.9
$40.5
$163.1
FY 2022
FY 2021
Effective management fee rate
0.89%
0.95%
Fees from funds in existence in both periods
Fees from Black Creek funds
Fees from infrastructure debt funds
Fees from funds launched during 2022
One-time fees
Fees from funds dissolved during 2021

Funds from the Black Creek Acquisition which was completed in the third quarter of 2021 and from the Infrastructure Debt Acquisition which was completed in the first quarter of 2022 collectively contributed $128.6 million to the increase in management fees for the year ended December 31, 2022 compared to the prior year.

Excluding one-time catch-up fees of $4.8 million for the year ended December 31, 2022, management fees from US X increased by $12.0 million for the year ended December 31, 2022, compared to 2021. Management fees also increased by $14.4 million for the year ended December 31, 2022 due to new commitments to our sixth European real estate equity fund. Management fees from open-ended real estate debt funds increased by $7.9 million for the year ended December 31, 2022 compared to 2021, primarily due to the continued fundraising and subsequent deployment within these funds. The year ended December 31, 2021 included one-time catch-up fees generated by Ares European Property Enhancement Partners III, SCSp and

ACIP. In addition, management fees from US IX, EF V and an infrastructure opportunities fund collectively decreased by $20.9 million for the year ended December 31, 2022, compared to 2021. The fee base for US IX and the infrastructure opportunities fund have been reduced due to various asset realizations and distributions and the fee base for EF V changed from committed capital to invested capital following the launch of our sixth European real estate equity fund.

The decrease in effective management fee rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to recently acquired funds with effective management fees rates of 0.75% and below, including funds within our infrastructure debt strategy and certain newly managed core/core-plus and industrial U.S. real estate equity funds. The decrease was also attributable to deployment in our real estate debt funds that have effective management fee rates below 0.75%.
Fee Related Performance Revenues. The increase in fee related performance revenues was primarily attributable to higher incentive fees from AREIT and AIREIT. In addition, in connection with the Black Creek Acquisition, the purchase agreement stipulated that approximately 50% of the incentive fees earned from AREIT and AIREIT for the year ended December 31, 2021, representing those fees generated prior to the completion of the Black Creek Acquisition, were payable to the sellers. The portion of the fees retained by us increased to 100% in 2022. Fees in future periods are dependent on continued appreciation and income growth within the underlying portfolios of AREIT and AIREIT, which may not recur at the same levels as the current and prior years.
Other Fees. The increase in other fees primarily resulted from the full-year impact of fees generated under the investment management agreements of the funds that were acquired in the Black Creek Acquisition. Property-related fees, such as development and property management, increased by $16.3 million during the year ended December 31, 2022 when compared to 2021, of which $8.2 million of this increase related to development fees from AIREIT. In addition, there was an increase in program administration fees, which are generated when investors enter into a like-kind 1031 exchange of real property for fund shares, of $4.0 million for the year ended December 31, 2022 when compared to 2021.
Compensation and Benefits. The increase in compensation and benefits was primarily driven by (i) an increase in fee related performance compensation and associated taxes of $70.7 million for the year ended December 31, 2022 compared to 2021, where the change is directly correlated to change in fee related performance revenues and (ii) headcount growth from acquisitions and to support the expansion of our business as we continued to add professionals to support our growing U.S. real estate equity and infrastructure opportunities platforms. Headcount growth attributable to the Infrastructure Debt Acquisition contributed $12.0 million in recurring employment related costs for the year ended December 31, 2022. The increase in salaries and benefits for the year ending December 31, 2022 also included $19.2 million from the first two quarters of 2022 related to the Black Creek Acquisition which did not have comparable results as the transaction closed at the beginning of the third quarter of 2021.
Average headcount for the year-to-date period increased by 63% to 314 investment and investment support professionals for 2022 from 193 professionals in 2021, including 70 professionals from the Black Creek Acquisition and 22 professionals from the Infrastructure Debt Acquisition.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the year ended December 31, 2022 compared to 2021 was primarily attributable to our strategic acquisitions. The Infrastructure Debt Acquisition that closed in the first quarter of 2022 has contributed $4.2 million in general, administrative and other expenses for the year ended December 31, 2022. The increase in general, administrative and other expenses for the year ending December 31, 2022 included $4.5 million from the first two quarters of 2022 related to the Black Creek Acquisition which did not have comparable results as the transaction closed at the beginning of the third quarter of 2021.
Excluding the impact from the acquisitions, other operating expenses, most notably travel and marketing which collectively increased by $3.9 million for the year ended December 31, 2022 compared to 2021, as travel, marketing and company events have returned to pre-pandemic levels. Certain expenses, primarily the occupancy costs, information technology and information services, have also increased by $2.1 million for the year ended December 31, 2022 compared to 2021, to support the expanding platform.

Realized Income:
The following table presents the components of the Real Assets Group’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$271,626	$130,779	$140,847	108%
Performance income—realized	133,130	95,270	37,860	40
Performance related compensation—realized	(83,105)	(59,056)	(24,049)	(41)
Realized net performance income	50,025	36,214	13,811	38
Investment income—realized	3,115	17,700	(14,585)	(82)
Interest and other investment income—realized	9,045	7,252	1,793	25
Interest expense	(11,346)	(6,394)	(4,952)	(77)
Realized net investment income	814	18,558	(17,744)	(96)
Realized Income	$322,465	$185,551	136,914	74

US VIII generated realized net performance income of $23.8 million and realized net investment income of $5.7 million for the year ended December 31, 2022, primarily attributable to realized gains upon the sale of multifamily and industrial properties. Realized net performance income for the year ended December 31, 2022 also included tax distributions of $11.8 million from US IX and net performance revenues of $12.3 million generated from an industrial real estate fund. Realized net investment income for the year ended December 31, 2022 also included dividend income generated from an infrastructure opportunities fund.
Realized net performance income for the year ended December 31, 2021 was primarily attributable to performance revenues from a U.S. real estate equity fund generated by market appreciation of industrial assets and tax distributions from real estate equity funds driven by asset sales and operating income. Realized net performance income and realized net investment income for the year ended December 31, 2021 were also attributable to realized gains from the sale of multiple properties held in U.S. real estate equity funds. Realized net investment income for the year ended December 31, 2021 was also attributable to realized gains from the sale of various assets in EIF V and to distributions from real estate debt vehicles, driven by operating income during the period.
Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively.

Real Assets Group—Performance Income

The following table presents the accrued carried interest, also referred to as accrued performance income, and related performance compensation for the Real Assets Group. Accrued net performance income excludes net performance income that has been realized but not yet received as of the reporting date ($ in thousands):

	As of December 31, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
US VIII	$36,822	$23,566	$13,256	$88,112	$56,391	$31,721
US IX	86,905	53,881	33,024	110,074	68,246	41,828
EF IV	61,791	37,075	24,716	70,600	42,361	28,239
EF V	5,517	3,862	1,655	69,946	48,962	20,984
AREOF III	41,463	24,878	16,585	24,204	14,523	9,681
EIF V	94,398	70,562	23,836	62,592	46,787	15,805
Other real assets funds	165,972	104,140	61,832	113,932	68,599	45,333
Total Real Assets Group	$492,868	$317,964	$174,904	$539,460	$345,869	$193,591

The following table presents the change in accrued performance income for the Real Assets Group ($ in thousands):

		As of December 31, 2021	Activity during the period			As of December 31, 2022
	Waterfall Type	Accrued Performance Income	Change in Unrealized	Realized	Foreign Exchange and Other Adjustments	Accrued Performance Income
Accrued Carried Interest
US VIII	European	$88,112	$15,049	$(66,339)	$—	$36,822
US IX	European	110,074	7,363	(30,532)	—	86,905
EF IV	American	70,600	(8,809)	—	—	61,791
EF V	American	69,946	(64,429)	—	—	5,517
AREOF III	European	24,204	17,259	—	—	41,463
EIF V	European	62,592	31,806	—	—	94,398
Other real assets funds	European	52,262	57,956	(709)	5,273	114,782
Other real assets funds	American	61,670	(6,676)	(3,893)	89	51,190
Total accrued carried interest		539,460	49,519	(101,473)	5,362	492,868
Other real assets funds	Incentive	—	31,657	(31,657)	—	—
Total Real Assets Group		$539,460	$81,176	$(133,130)	$5,362	$492,868

Real Assets Group—Assets Under Management
The tables below present rollforwards of AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919
Acquisitions	—	—	—	—	8,184	8,184
Net new par/equity commitments	5,811	2,038	1,012	431	1,346	10,638
Net new debt commitments	1,305	719	1,229	—	—	3,253
Capital reductions	(234)	—	(282)	—	—	(516)
Distributions	(1,539)	(538)	(196)	(514)	(396)	(3,183)
Redemptions	(516)	—	(435)	—	—	(951)
Change in fund value	1,956	(485)	174	521	551	2,717
Balance at 12/31/2022	$31,460	$8,561	$11,161	$5,194	$9,685	$66,061

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$4,404	$4,811	$5,593	$3,485	$—	$18,293
Acquisitions	13,719	—	—	—	—	13,719
Net new par/equity commitments	3,180	1,974	1,020	1,769	—	7,943
Net new debt commitments	1,134	203	3,334	—	—	4,671
Capital reductions	—	—	(311)	—	—	(311)
Distributions	(1,216)	(612)	(146)	(933)	—	(2,907)
Redemptions	(63)	—	(7)	—	—	(70)
Change in fund value	3,519	451	176	435	—	4,581
Balance at 12/31/2021	$24,677	$6,827	$9,659	$4,756	$—	$45,919

The components of our AUM for the Real Assets Group are presented below ($ in billions):

AUM: $66.1	AUM: $46.0

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.6 billion and $0.4 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2022 and 2021, respectively.

Real Assets Group—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for the Real Assets Group ($ in millions):

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
Acquisitions	—	—	—	—	4,855	4,855
Commitments	4,947	1,627	106	—	—	6,680
Deployment/subscriptions/increase in leverage	871	433	740	363	1,595	4,002
Capital reductions	—	(17)	(183)	—	—	(200)
Distributions	(865)	(252)	(237)	(360)	(387)	(2,101)
Redemptions	(516)	—	(449)	—	—	(965)
Change in fund value	1,696	(254)	198	25	(93)	1,572
Change in fee basis	(32)	(819)	—	—	—	(851)
Balance at 12/31/2022	$21,788	$5,634	$3,691	$4,524	$5,970	$41,607

	U.S. Real Estate Equity	European Real Estate Equity	Real Estate Debt	Infrastructure Opportunities	Infrastructure Debt	Total Real Assets Group
Balance at 12/31/2020	$3,659	$4,088	$2,505	$3,679	$—	$13,931
Acquisitions	7,155	—	—	—	—	7,155
Commitments	2,463	1,053	204	1,424	—	5,144
Deployment/subscriptions/increase in leverage	1,555	346	1,149	219	—	3,269
Capital reductions	—	—	(162)	—	—	(162)
Distributions	(484)	(332)	(319)	(650)	—	(1,785)
Redemptions	(63)	—	(23)	—	—	(86)
Change in fund value	1,539	(234)	162	(1)	—	1,466
Change in fee basis	(137)	(5)	—	(175)	—	(317)
Balance at 12/31/2021	$15,687	$4,916	$3,516	$4,496	$—	$28,615
The charts below present FPAUM for the Real Assets Group by its fee bases ($ in billions):

FPAUM: $41.6	FPAUM: $28.6

Market value(1)	Invested capital/other(2)	Capital commitments

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.
(2)Other consists of ACRE’s FPAUM, which is based on ACRE’s stockholders’ equity.

Real Assets Group—Fund Performance Metrics as of December 31, 2022

Four significant funds, AIREIT, AREIT, Infrastructure Debt Fund IV (“IDF IV”) and an open-ended industrial real estate fund, collectively contributed approximately 41% of the Real Assets Group’s management fees for the year ended December 31, 2022.

The following table presents the performance data for our significant funds that are not drawdown funds in the Real Assets Group as of December 31, 2022 ($ in millions):

			Returns(%)
	Year of Inception	AUM	Year-To-Date		Since Inception(1)		Primary Investment Strategy
Fund			Gross	Net	Gross	Net
AREIT(2)	2012	$5,132	N/A	12.7	N/A	7.9	U.S. Real Estate Equity
AIREIT(3)	2017	8,253	N/A	26.8	N/A	14.1	U.S. Real Estate Equity
Open-ended industrial real estate fund(4)	2017	5,556	17.2	14.1	26.3	21.7	U.S. Real Estate Equity

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

The following table presents the performance data of our significant drawdown fund as of December 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Fund Harvesting Investments
IDF IV(7)	2018	$3,547	$4,012	$4,416	$1,666	$3,279	$4,945	1.2x	1.1x	8.4	6.1	Infrastructure Debt

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
(7)IDF IV is made up of U.S. Dollar hedged, U.S. Dollar unhedged, Euro unhedged, Yen hedged parallel funds and a single investor U.S. Dollar parallel fund. The gross and net IRR and MoIC presented in the table are for the U.S. Dollar hedged parallel fund. The gross and net IRR for the U.S. Dollar unhedged parallel fund are 7.5% and 5.2%, respectively. The gross and net MoIC for the U.S. Dollar unhedged parallel fund are 1.1x and 1.1x, respectively. The gross and net IRR for the Euro unhedged parallel fund are 8.6% and 6.3%, respectively. The gross and net MoIC for the Euro unhedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the Yen hedged parallel fund are 7.1% and 4.9%, respectively. The gross and net MoIC for the Yen hedged parallel fund are 1.2x and 1.1x, respectively. The gross and net IRR for the single investor U.S. Dollar parallel fund are 6.6% and 4.6%, respectively. The gross and net MoIC for the single investor U.S. Dollar parallel fund are 1.1x and 1.1x, respectively. Original capital commitments are converted to U.S. Dollars at the prevailing exchange rate at the time of fund’s closing. All other values for IDF IV are for the combined fund and are converted to U.S. Dollars at the prevailing quarter-end exchange rate.

Secondaries Group—Year Ended December 31, 2022 Compared to the Period June 2, 2021 through December 31, 2021

The activity for the year ended December 31, 2021 represents results subsequent to the Landmark Acquisition that closed on June 2, 2021 and is not comparable to the results for the year ended December 31, 2022.

Fee Related Earnings:

The following table presents the components of the Secondaries Group’s FRE ($ in thousands):

	Year ended December 31,	For the period June 2 through December 31,

($ in thousands)	2022	2021
Management fees	$176,694	$97,945
Fee related performance revenues	235	—
Compensation and benefits	(53,743)	(25,215)
General, administrative and other expenses	(12,685)	(6,862)
Fee Related Earnings	$110,501	$65,868

Management Fees. The chart below presents Secondaries Group management fees and effective management fee rates ($ in millions):
Management fees for the periods presented primarily consisted of fees from Landmark Equity Partners XV, L.P. (“LEP XV”), LEP XVI and LREP VIII. For the year ended December 31, 2022, LEP XV and LEP XVI collectively contributed $68.2 million to private equity secondaries, and LREP VIII contributed $24.7 million to real estate secondaries. For the period from June 2, 2021 through December 31, 2021, LEP XV and LEP XVI collectively contributed $43.8 million to private equity secondaries, and LREP VIII contributed $18.4 million to real estate secondaries.
For the year ended December 31, 2022, LEP XVII and related vehicles, excluding one-time catch-up fees of $9.2 million, generated management fees of $13.8 million. Our ninth real estate secondaries fund, excluding one-time catch up fees of $0.2 million, generated management fees of $14.2 million for the year ended December 31, 2022.
Fee Related Performance Revenues. Fee related performance revenues was attributable to APMF for the year ended December 31, 2022.
Compensation and Benefits. Compensation and benefits generally includes salaries, benefits and incentive compensation. Average headcount for the year-to-date period was 94 investment and investment support professionals for 2022.
General, Administrative and Other Expenses. General, administrative and other expense for the year ended December 31, 2022 primarily included (i) occupancy costs, information technology and information services of $4.2 million, (ii) amortization of placement fees of $3.2 million primarily in relation to LEP XVI and related vehicles, and (iii) travel expenses of $1.5 million.

Realized Income:

The following table presents the components of the Secondaries Group’s RI ($ in thousands):

	Year ended December 31,	For the period June 2 through December 31,

($ in thousands)	2022	2021
Fee Related Earnings	$110,501	$65,868
Performance income—realized	4,156	70
Performance related compensation—realized	(3,515)	(49)
Realized net performance income	641	21
Investment income—realized	—	19
Interest and other investment income—realized	3,683	2,261
Interest expense	(5,660)	(836)
Realized net investment income (loss)	(1,977)	1,444
Realized Income	$109,165	$67,333

Realized net performance income for the year ended December 31, 2022 was primarily attributable to tax distributions from LREP VIII.

Realized net investment loss for the year ended December 31, 2022 largely represents interest expense exceeding realization activity during the period. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively. Interest and other investment income also included dividend income received from a real estate secondaries fund and an infrastructure secondaries fund for the year ended December 31, 2022.

Realized net investment income for the year ended December 31, 2021 included dividend income received from a private equity secondaries fund.

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

	As of December 31, 2022			As of December 31, 2021
	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income	Accrued Performance Income	Accrued Performance Compensation	Accrued Net Performance Income
LEP XVI	$141,122	$120,659	$20,463	$159,490	$135,566	$23,924
LREP VIII	109,928	94,538	15,390	80,772	68,656	12,116
Other secondaries funds	58,135	49,726	8,409	58,013	49,108	8,905
Total Secondaries Group	$309,185	$264,923	$44,262	$298,275	$253,330	$44,945

The following table presents the change in accrued performance income for the Secondaries Group ($ in thousands):

		As of December 31, 2021	Activity during the period		As of December 31, 2022
	Waterfall Type	Accrued Carried Interest	Change in Unrealized	Realized	Accrued Carried Interest
Accrued Carried Interest
LEP XVI	European	$159,490	$(18,368)	$—	$141,122
LREP VIII	European	80,772	32,806	(3,650)	109,928
Other secondaries funds	European	58,013	232	(110)	58,135
Total accrued carried interest		298,275	14,670	(3,760)	309,185
Other secondaries funds	Incentive	—	396	(396)	—
Total Secondaries Group		$298,275	$15,066	$(4,156)	$309,185

Secondaries Group—Assets Under Management

The table below presents the rollforwards of AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2021	$13,833	$6,662	$1,624	$22,119
Acquisitions	199	—	—	199
Net new par/equity commitments	1,011	1,425	74	2,510
Distributions	(1,632)	(932)	(223)	(2,787)
Change in fund value	(642)	397	165	(80)
Balance at 12/31/2022	$12,769	$7,552	$1,640	$21,961

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	12,275	5,641	1,597	19,513
Net new par/equity commitments	1,571	760	—	2,331
Distributions	(1,860)	(421)	(25)	(2,306)
Change in fund value	1,847	682	52	2,581
Balance at 12/31/2021	$13,833	$6,662	$1,624	$22,119
The components of our AUM for the Secondaries Group are presented below ($ in billions):

AUM: $22.0	AUM: $22.1

FPAUM	AUM not yet paying fees	Non-fee paying(1)

(1) Includes $0.3 billion and $0.5 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2022 and 2021, respectively.

Secondaries Group—Fee Paying AUM
The table below presents the rollforwards of fee paying AUM for the Secondaries Group ($ in millions):

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2021	$11,787	$5,389	$1,188	$18,364
Acquisitions	131	—	—	131
Commitments	929	1,039	74	2,042
Deployment/subscriptions/increase in leverage	58	473	29	560
Distributions	(229)	(906)	(184)	(1,319)
Change in fund value	(130)	716	186	772
Change in fee basis	(1,484)	(1,398)	—	(2,882)
Balance at 12/31/2022	$11,062	$5,313	$1,293	$17,668

	Private Equity Secondaries	Real Estate Secondaries	Infrastructure Secondaries	Total Secondaries Group
Balance at 12/31/2020	$—	$—	$—	$—
Acquisitions	10,740	4,928	1,171	16,839
Commitments	813	539	—	1,352
Deployment/subscriptions/increase in leverage	95	11	10	116
Distributions	(142)	(114)	(8)	(264)
Change in fund value	191	56	15	262
Change in fee basis	90	(31)	—	59
Balance at 12/31/2021	$11,787	$5,389	$1,188	$18,364

The chart below presents FPAUM for the Secondaries Group by its fee bases ($ in billions):

FPAUM: $17.7	FPAUM: $18.3

Market value(1)	Capital commitments	Invested capital/other

(1)Amounts represent FPAUM from funds that primarily invest in illiquid strategies. The underlying investments held in these funds are generally subject to less market volatility than investments held in liquid strategies.

Secondaries Group—Fund Performance Metrics as of December 31, 2022

Two significant funds, LEP XVI and LREP VIII, collectively contributed approximately 40% of the Secondaries Group’s management fees for the year ended December 31, 2022.
The following table presents the performance data of our significant drawdown funds as of December 31, 2022 ($ in millions):

	Year of Inception	AUM	Original Capital Commitments	Capital Invested to Date	Realized Value(1)	Unrealized Value(2)	Total Value	MoIC		IRR(%)		Primary Investment Strategy
Fund								Gross(3)	Net(4)	Gross(5)	Net(6)
Funds Harvesting Investments
LEP XVI(7)	2016	$4,954	$4,896	$2,962	$1,808	$2,607	$4,415	1.6x	1.5x	38.3	25.9	Private Equity Secondaries
LREP VIII(7)	2016	3,483	3,300	2,053	1,306	1,623	2,929	1.6x	1.4x	28.0	19.7	Real Estate Secondaries

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
(2)Unrealized value represents the limited partners’ share of fund’s NAV reduced by the accrued incentive allocation, if applicable. There can be no assurance that unrealized values will be realized at the valuations indicated.
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

Strategic Initiatives—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Fee Related Earnings:
The following table presents the components of Strategic Initiatives’ FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Management fees	$72,214	$66,604	$5,610	8%
Other fees	321	82	239	291
Compensation and benefits	(33,011)	(26,673)	(6,338)	(24)
General, administrative and other expenses	(7,578)	(7,778)	200	3
Fee Related Earnings	$31,946	$32,235	(289)	(1)

Management Fees. The chart below presents Strategic Initiatives management fees and effective management fee rates ($ in millions):
Management fees increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by new commitments to our sixth Asian special situations fund and by additional managed assets in our insurance strategy. SLO III also contributed to the increase in Asian secured lending management fees for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to deployment of capital. Following the launch of our sixth Asian special situations fund in the first quarter of 2022, SSG Capital Partners V, L.P. (“SSG Fund V”) had a reduction in fee base that partially offset the increase in management fees over the comparative periods.
The decrease in effective management fee rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by the growing fee base of our insurance strategy, which has an effective management fee rate of 0.30%. The effective management fee rate also decreased due to the launch of our sixth Asian special situations fund in the first quarter of 2022. Our sixth Asian special situations fund pays a fee on both committed and invested capital. As a result, our effective management fee rate decreases immediately following capital raising and increases as capital is subsequently deployed.
Compensation and Benefits. The increase in salaries and benefits for the year ended December 31, 2022 when compared to 2021 was primarily driven by (i) our acquisition of a team that was dedicated to supporting Ares SSG deal sourcing in India, leading to a corresponding decrease in general, administrative and other expenses, the impact of which will continue in future periods, and (ii) headcount growth across our insurance and other strategic endeavors. Average headcount for the year-to-date period increased by 42% to 68 investment and investment support professionals from 48 professionals in 2021, primarily associated to the expansion of our deal-sourcing team in India and our insurance platform.
General, Administrative and Other Expenses. General, administrative and other expenses remained relatively flat for the year ended December 31, 2022 compared to 2021. As described previously, the decision to acquire the deal sourcing team in India contributed to a reduction in professional fees for the year ended December 31, 2022 compared to 2021, and was offset by increasing occupancy and information services costs to support our expanding workforce and higher travel and marketing as marketing and company events returned to pre-pandemic levels.
Realized Income:
The following table presents the components of Strategic Initiatives’ RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$31,946	$32,235	$(289)	(1)%
Performance income—realized	145	4	141	NM
Performance related compensation—realized	(57)	(2)	(55)	NM
Realized net performance income	88	2	86	NM
Investment income-realized	868	13	855	NM
Interest and other investment income-realized	9,851	3,948	5,903	150
Interest expense	(22,318)	(13,031)	(9,287)	(71)
Realized net investment loss	(11,599)	(9,070)	(2,529)	(28)
Realized Income	$20,435	$23,167	(2,732)	(12)

Realized net investment loss for the years ended December 31, 2022 and 2021 largely represents interest expense exceeding realization activity during these periods. Interest expense, which is allocated based on the cost basis of balance sheet investments, increased over the comparative periods primarily due to the issuance of the 2051 Subordinated Notes and the 2052 Senior Notes in June 2021 and January 2022, respectively. Interest expense is primarily allocated to our balance sheet investment in a fund invested in insurance companies.
For the years ended December 31, 2022 and 2021, we received distributions from an investment vehicle consisting of a portfolio of non-performing loans. For the year ended December 31, 2022, we also earned interest income from a fund invested in insurance companies.

Strategic Initiatives—Assets Under Management
The tables below present rollforwards of AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2021	$6,239	$2,456	$—	$1,928	$1,000	$11,623
Net new par/equity commitments	1,300	20	462	2,818	—	4,600
Net new debt commitments	—	6	1,468	—	—	1,474
Capital reductions	—	(5)	—	—	—	(5)
Distributions	(631)	(106)	—	(1,733)	—	(2,470)
Change in fund value	111	28	35	(379)	13	(192)
Balance at 12/31/2022	$7,019	$2,399	$1,965	$2,634	$1,013	$15,030

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	SPACs	Total Strategic Initiatives
Balance at 12/31/2020	$5,154	$1,864	$—	$2,243	$—	$9,261
Net new par/equity commitments(1)	818	620	—	(295)	1,000	2,143
Net new debt commitments	—	29	—	—	—	29
Capital reductions	—	(29)	—	—	—	(29)
Distributions	(93)	(12)	—	(130)	—	(235)
Change in fund value	360	(16)	—	110	—	454
Balance at 12/31/2021	$6,239	$2,456	$—	$1,928	$1,000	$11,623

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within net new par/equity commitments and may result in balances presented to be negative.
The components of our AUM for Strategic Initiatives are presented below ($ in billions):

AUM: $15.0	AUM: $11.6

FPAUM	Non-fee paying(1)	AUM not yet paying fees

(1) Includes $0.2 billion of non-fee paying AUM based on our general partner commitment as of December 31, 2022 and 2021.

Strategic Initiatives—Fee Paying AUM

The tables below present rollforwards of fee paying AUM for Strategic Initiatives ($ in millions):

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2021	$3,605	$1,115	$—	$2,067	$6,787
Commitments	1,912	16	—	1,424	3,352
Deployment/subscriptions/increase in leverage	634	1,443	223	(38)	2,262
Capital reductions	(41)	(350)	—	—	(391)
Distributions	(877)	(561)	(82)	(486)	(2,006)
Change in fund value	(31)	(119)	7	(665)	(808)
Change in fee basis	(843)	—	—	(238)	(1,081)
Balance at 12/31/2022	$4,359	$1,544	$148	$2,064	$8,115

	Asian Special Situations	Asian Secured Lending	APAC Direct Lending	Insurance	Total Strategic Initiatives
Balance at 12/31/2020	$3,614	$739	$—	$2,243	$6,596
Commitments(1)	—	—	—	(130)	(130)
Deployment/subscriptions/increase in leverage	1,070	697	—	(90)	1,677
Capital reductions	(259)	(121)	—	—	(380)
Distributions	(820)	(181)	—	(150)	(1,151)
Change in fund value	—	(19)	—	194	175
Balance at 12/31/2021	$3,605	$1,115	$—	$2,067	$6,787

(1) Reallocation of capital among the segments may occur for pools of capital with investment mandates in more than one investment strategy. This reallocation activity is presented within commitments and may result in balances presented to be negative.

The charts below present FPAUM for Strategic Initiatives by its fee bases ($ in billions):

FPAUM: $8.1	FPAUM: $6.8

Market value	Capital commitments	Invested capital/other

Operations Management Group—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Fee Related Earnings:
The following table presents the components of the Operations Management Group’s FRE ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Other fees	$24,529	$8,478	$16,051	189%
Compensation and benefits	(317,396)	(226,725)	(90,671)	(40)
General, administrative and other expenses	(155,017)	(100,645)	(54,372)	(54)
Fee Related Earnings	$(447,884)	$(318,892)	(128,992)	(40)

Other Fees. The increase in other fees was driven by (i) facilitation fees of $10.8 million for the year ended December 31, 2022 compared to 2021 that are generated when investors contribute real property through a like-kind 1031 exchange for fund shares, and (ii) trade-based fees from the sale and distribution of our non-traded REITs, net of amounts reallowed to participating broker-dealers of $5.3 million for the year ended December 31, 2022 compared to 2021.
Compensation and Benefits. The increase in salaries and benefits was primarily driven by (i) the expansion of our strategy and relationship management teams to support global fundraising, (ii) the expansion of our business operations teams to support the growth of our business and other strategic initiatives and (iii) higher incentive compensation. Average headcount for the year-to-date period increased by 35% to 1,252 operations management professionals from 925 professionals in 2021, including 137 professionals from the Black Creek Acquisition, including Ares Wealth Management Solutions, LLC (“AWMS”), the Landmark Acquisition and the Infrastructure Debt Acquisition.
The Infrastructure Debt Acquisition that closed in the first quarter of 2022 has contributed $1.6 million in recurring employment related costs for the year ended December 31, 2022. The increase in salaries and benefits for the year ending December 31, 2022 included $31.0 million from the first two quarters of 2022 related to the Landmark Acquisition and Black Creek Acquisition which did not have comparable results as the transactions closed in June 2021 and July 2021, respectively.
The increase in salaries and benefits was further driven by higher employee commission expense in connection with the sale and distribution of fund shares in our non-traded REITs and private placements of our exchange programs. In connection with the full-year impact following the Black Creek Acquisition, employee commission expense contributed to an increase of $13.1 million for the year ended December 31, 2022 when compared to 2021. The increase was partially offset by our engagement of a third party subject matter expert to support the reorganization of our income tax compliance function, which reduced salaries and benefits by $4.9 million for the year ended December 31, 2022, leading to a corresponding increase in general, administrative and other expenses. The impact of this reorganization is expected to continue in future periods.
General, Administrative and Other Expenses. The increase in general, administrative and other expenses for the year ended December 31, 2022 compared to 2021 was primarily attributable to our strategic acquisitions and activity from AWMS. The Infrastructure Debt Acquisition that closed in the first quarter of 2022 has contributed general, administrative and other expenses of $0.3 million for the year ended December 31, 2022. The increase in general, administrative and other expenses for the year ending December 31, 2022 included $7.6 million from the first two quarters of 2022 related to the Landmark Acquisition and Black Creek Acquisition which did not have comparable results as the transactions closed in June 2021 and July 2021, respectively. AWMS facilitates product development, distribution, marketing and client management activities to support investment offerings in the global wealth management channel. As we build out our retail distribution infrastructure and capabilities to support prospective sales and AUM growth, we expect marketing and distribution expenses, including travel, to increase in future periods.
Excluding the impact from the acquisitions, certain expenses have also increased during the current year to support the growing headcount. Occupancy costs, information services and information technology costs increased by $9.0 million for the year ended December 31, 2022 compared to 2021. Additionally, professional service fees have increased by $19.1 million for the year ended December 31, 2022, primarily due to recruiting fees to support the expanding platform and to the reorganization of our income tax compliance function.
Other operating expenses, most notably travel, marketing sponsorships and certain fringe benefits, collectively increased by $15.2 million for the year ended December 31, 2022 compared to 2021 as travel, marketing and company events have returned to pre-pandemic levels.

Realized Income:
The following table presents the components of the OMG’s RI ($ in thousands):

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Fee Related Earnings	$(447,884)	$(318,892)	$(128,992)	(40)%
Investment loss—realized	(37)	—	(37)	NM
Interest and other investment income (loss)—realized	(1,588)	226	(1,814)	NM
Interest expense	(684)	(536)	(148)	(28)
Realized net investment loss	(2,309)	(310)	(1,999)	NM
Realized Income	$(450,193)	$(319,202)	(130,991)	(41)

Liquidity and Capital Resources
Management assesses liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Management believes that the Company is well-positioned and its liquidity will continue to be sufficient for its foreseeable working capital needs, contractual obligations, dividend payments, pending acquisitions and strategic initiatives.

Sources and Uses of Liquidity
Our sources of liquidity are (1) cash on hand, (2) net working capital, (3) cash from operations, including management fees and fee related performance revenues, which are collected monthly, quarterly or semi-annually, and net realized performance income, which may be unpredictable as to amount and timing, (4) fund distributions related to our investments that are unpredictable as to amount and timing and (5) net borrowing from the Credit Facility. As of December 31, 2022, our cash and cash equivalents were $390.0 million, and we had $700.0 million borrowings outstanding under our Credit Facility. Our ability to draw from the Credit Facility is subject to a leverage and other covenants. We remain in compliance with all covenants as of December 31, 2022. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the ordinary course of business and under the current market conditions for the foreseeable future. Cash flows from management fees may be impacted by a slowdown or declines in deployment, declines or write downs in valuations, or a slowdown or negatively impacted fundraising. In addition, management fees may be subject to deferral and fee related performance revenues may be subject to hold backs. Declines or delays and transaction activity may impact our fund distributions and net realized performance income which could adversely impact our cash flows and liquidity. Market conditions may make it difficult to extend the maturity or refinance our existing indebtedness or obtain new indebtedness with similar terms.
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
Our ability to obtain debt financing and complete stock offerings provides us with additional sources of liquidity. For further discussion of financing transactions occurring in the current period, see “Cash Flows” within this section and “Note 7. Debt” and “Note 14. Equity and Redeemable Interest” within our consolidated financial statements included in this Annual Report on Form 10-K.
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
Cash Flows
We consolidate funds where we are deemed to hold a controlling interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ rights and the creation or termination of funds. The consolidation of these funds had no effect on cash flows attributable to us for the periods presented. As such, we evaluate the activity of the Consolidated Funds and the eliminations resulting from consolidation separately. The following tables and discussion summarize our consolidated statements of cash flows by activities attributable to the Company and to our Consolidated Funds. For more details on the activity of the Company and Consolidated Funds, refer to “Note 16. Consolidation” within our consolidated financial statements included in this Annual Report on Form 10-K.

	Year ended December 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$632,968	$300,755
Net cash used in the Consolidated Funds’ operating activities, net of eliminations	(1,367,080)	(2,896,800)
Net cash used in operating activities	(734,112)	(2,596,045)
Net cash used in the Company’s investing activities	(337,379)	(1,084,633)
Net cash provided by (used in) the Company’s financing activities	(238,500)	600,698
Net cash provided by the Consolidated Funds’ financing activities, net of eliminations	1,366,563	2,902,927
Net cash provided by financing activities	1,128,063	3,503,625
Effect of exchange rate changes	(10,240)	(19,104)
Net change in cash and cash equivalents	$46,332	$(196,157)

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

	Year ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Core operating activities	$708,039	$537,141	$170,898	32%
Net realized performance income	161,141	19,421	141,720	NM
Net cash used in investment related activities	(236,212)	(255,807)	19,595	(8)
Net cash provided by operating activities	$632,968	$300,755	332,213	110

Cash generated from our core operating activities continues to increase as a result of growing fee revenues and sustained profitability. Cash generated from our core operating activities for the year ended December 31, 2022 was partially reduced by settlement of certain contingent obligations pursuant to the purchase agreement with Black Creek. Such contingent obligations included (i) 50% of the incentive fees realized for the non-traded REITs during the year ended December 31, 2021 that were paid to the sellers and (ii) contingent payment to certain senior professionals and advisors upon the achievement certain revenue targets during the year. Net realized performance income represents a source of cash and includes incentive fees that are realized annually at the end of the measurement period, which is typically at the end of the calendar year. Cash from these realizations are generally received in the period subsequent to the measurement period. Our incentive fee realizations were higher in the fourth quarter of 2021 compared to the fourth quarter of 2020, which resulted in an increase in cash payments received over the comparative period. Net cash used in investment related activities primarily represents net purchases associated with funding capital commitments in our investment portfolio, which represent a use of cash. Our capital commitments continue to increase with our growing assets under management. Our investment related activities may fluctuate depending on timing of capital investments and distributions of each fund year to year. For further discussion of our capital commitments, see “Note 9. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K.

Net cash used in the Consolidated Funds’ operating activities continues to be principally attributable to net purchases of investment securities by recently launched funds during both periods. Net cash used in the Consolidated Funds’ operating activities for the year ended December 31, 2021 included the purchase of U.S. treasury securities following the initial public offering of our SPAC.
Our working capital needs are generally rising to support the growth of our business, while the capital requirements needed to support fund-related activities vary based upon the specific investment activities being conducted during such period.

Investing Activities

	Year ended December 31,
	2022	2021
Purchase of furniture, equipment and leasehold improvements, net of disposals	$(35,796)	$(27,226)
Acquisitions, net of cash acquired	(301,583)	(1,057,407)
Net cash used in investing activities	$(337,379)	$(1,084,633)

Net cash used in the Company’s investing activities was principally composed of cash used to complete the Infrastructure Debt Acquisition in the current year and cash used to complete the Black Creek Acquisition and Landmark Acquisition in the prior year. We also used cash to purchase furniture, fixtures, equipment and leasehold improvements during both years to support the growth in our staffing levels and to expand our global presence.

Financing Activities

	Year ended December 31,
	2022	2021
Net proceeds from issuance of Class A and non-voting common stock	$—	$827,430
Net borrowings of Credit Facility	285,000	415,000
Proceeds from issuance of senior and subordinated notes	488,915	450,000
Class A and non-voting common stock dividends	(447,634)	(324,306)
AOG unitholder distributions	(388,730)	(269,200)
Series A Preferred Stock dividends	—	(10,850)
Redemption of Series A Preferred Stock	—	(310,000)
Stock option exercises	21,205	37,216
Taxes paid related to net share settlement of equity awards	(201,311)	(226,101)
Other financing activities	4,055	11,509
Net cash provided by (used in) the Company’s financing activities	$(238,500)	$600,698

As a result of generating higher fee related earnings, we increased the level of dividends paid to a growing shareholder base of Class A and non-voting common stockholders and distributions paid to AOG unitholders, resulting in net cash used in the Company’s financing activities for the year ended December 31, 2022. During the year ended December 31, 2022, we raised cash through the issuance of the 2052 Senior Notes primarily to fund the Infrastructure Debt Acquisition.

In connection with the vesting of restricted units that are granted to our employees under the Equity Incentive Plan, we withhold shares equal to the fair value of our employee’s withholding tax liabilities and pay the taxes on their behalf. This use of cash decreased from the prior year primarily as a result of a lower number of restricted units that vested in the current year, partially offset by our higher stock price, which is the basis on which employee compensation is recognized. The net settlement of shares minimizes the dilutive impact of our Equity Incentive Plan as fewer shares are issued upon vesting. For the years ended December 31, 2022 and 2021, we retained and did not issue 2.4 million shares and 3.8 million shares, respectively.

Net cash provided by the Company’s financing activities for the year ended December 31, 2021 was principally composed of net proceeds from the public offering of Class A common stock, the private offering of Class A common stock and non-voting common stock to SMBC and the issuance of the 2051 Subordinated Notes. These proceeds were used primarily to fund the Black Creek Acquisition, the Landmark Acquisition and redeem the Series A Preferred Stock.

	Year ended December 31,
	2022	2021
Contributions from redeemable and non-controlling interests in Consolidated Funds, net of eliminations	$549,396	$1,033,644
Distributions to non-controlling interests in Consolidated Funds, net of eliminations	(178,291)	(98,897)
Borrowings under loan obligations by Consolidated Funds	1,140,680	2,048,932
Repayments under loan obligations by Consolidated Funds	(145,222)	(80,752)
Net cash provided by the Consolidated Funds’ financing activities	$1,366,563	$2,902,927
Net cash provided by the Consolidated Funds’ financing activities for the year ended December 31, 2022 was primarily attributable to the borrowings of two newly issued CLOs.
Net cash provided by the Consolidated Funds’ financing activities for the year ended December 31, 2021 was principally attributable to contributions from shareholders in the initial public offering of our SPAC and to the borrowings of three newly issued CLOs.
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

We are required to maintain minimum net capital balances for regulatory purposes for our broker-dealer entities. These net capital requirements are met in part by retaining cash, cash equivalents and investment securities. Additionally, certain of our subsidiaries operating outside the U.S. are also subject to capital adequacy requirements in each of the applicable jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2022, we were required to maintain approximately $51.9 million in net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We remain in compliance with all regulatory requirements.

Holders of AOG Units, subject to the terms of the exchange agreement, may exchange their AOG Units for shares of our Class A common stock on a one-for-one basis. These exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of AMC that otherwise would not have been available. These increases in tax basis may increase depreciation and amortization for U.S. income tax purposes and thereby reduce the amount of tax that we would otherwise be required to pay in the future. We entered into the TRA that provides payment to the TRA recipients of 85% of the amount of actual cash savings, if any, in U.S. federal, state, local and foreign income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA and interest accrued thereon. Future payments under the TRA in respect of subsequent exchanges are expected to be substantial. The TRA liability balance was $118.5 million and $100.5 million as of December 31, 2022 and December 31, 2021, respectively. In 2022, there were exchanges of approximately 1.4 million of AOG Units for shares of our Class A common stock, and we recognized deferred tax benefits of $22.8 million, which increased additional paid in capital by $3.5 million and our TRA liability by $19.3 million.
For a discussion of our debt obligations, including the debt obligations of our consolidated funds, see “Note 7. Debt,” within our consolidated financial statements included in this Annual Report on Form 10-K.

Series A Preferred Stock
The Series A Preferred Stock was redeemed in full on June 30, 2021. For a discussion of our equity, including the redemption of our Series A Preferred Stock, see “Note 14. Equity and Redeemable Interest” within our consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates or judgments. See “—Components of Consolidated Results of Operations” and “Note 2. Summary of Significant Accounting Policies,” within our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our significant accounting policies.

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

The creditors of the consolidated VIEs do not have recourse to us other than to the assets of the respective consolidated VIEs. The assets and liabilities of the consolidated VIEs are comprised primarily of investments and loans payable, respectively.

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

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. See “Note 6. Fair Value,” within our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

Acquisitions

Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. We use our best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. For business combinations accounted for under the acquisition method, the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, in excess of the fair value of net assets acquired is recorded as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase consideration is recognized as a bargain purchase gain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful lives, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

Impairment of Intangible Assets

We evaluate intangible assets for impairment annually, or if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. We evaluate impairment by comparing the estimated undiscounted cash flows attributable to the intangible asset being evaluated with its carrying amount. If an impairment is determined to exist, we accelerate amortization expense so that the carrying amount represents fair value. We estimate fair value using a discounted future cash flow methodology. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our strategic plans. We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Additionally, future estimates may differ materially from current estimates and assumptions.

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

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize accrued interest and penalties related to unrecognized tax positions within interest expense and general, administrative and other expenses, respectively, within the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on the Company can be found in “Note 2. Summary of Significant Accounting Policies,” within our consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations, Commitments and Contingencies and Other Arrangements
In the normal course of business, we enter into contractual obligations that may require future cash payments. We may also engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, capital commitments to funds, indemnifications and potential contingent repayment obligations. The following table sets forth our contractual obligations and capital commitments of the Company and of the Consolidated Funds as of December 31, 2022 ($ in thousands):

	Less than 1 year	1 - 3 years	4 - 5 years	Thereafter	Total
The Company:
Operating lease obligations(1)	$46,674	$86,240	$70,123	$179,894	$382,931
Debt obligations payable(2)	—	248,693	700,000	1,325,161	2,273,854
Finance lease obligations	167	173	—	—	340
Interest obligations on debt(3)	68,766	127,531	110,762	915,883	1,222,942
Other long-term obligations(4)	2,685	674	—	—	3,359
Capital commitments(5)	677,912	—	—	—	677,912
Subtotal	796,204	463,311	880,885	2,420,938	4,561,338
Consolidated Funds:
Debt obligations payable	93,046	75,000	921,378	10,095,859	11,185,283
Interest obligations on debt(3)	536,391	1,057,933	1,013,214	2,105,502	4,713,040
Capital commitments of Consolidated Funds(5)	1,178,314	—	—	—	1,178,314
	$2,603,955	$1,596,244	$2,815,477	$14,622,299	$21,637,975

(1)The table includes future minimum commitments for our operating leases, including leases that have been executed but have not yet commenced. Office space, computer and communication equipment are leased under agreements with expirations ranging from one-year contracts to lease commitments through 2036. Rent expense includes only base contractual rent.
(2)Debt obligations include $1,150.0 million of senior notes and $450.0 million of subordinated notes, net of unamortized discount, and outstanding balance under the Credit Facility as of December 31, 2022.
(3)Interest obligations reflect future interest payments on outstanding debt obligations with stated interest rates for fixed rate debt and at the prevailing rate in effect as of the reporting date for floating rate debt.
(4)Represents payment obligations with respect to long-term service contracts entered into by the Company.
(5)Represents commitments to fund certain investments. These amounts are generally due on demand and are therefore presented as obligations payable in less than one-year.

We entered into a TRA with the TRA Recipients that requires us to pay them 85% of any cash tax savings, if any, realized by AMC from any step-up in tax basis resulting from an exchange of AOG Units for shares of our Class A common stock or, at our option, for cash. Because the timing of amounts to be paid under the TRA cannot be determined, this contractual commitment has not been presented in the table above. The cash tax savings, if any, achieved may not ensure that we have sufficient cash available to pay this liability, and we may be required to incur additional debt to satisfy this liability.
For further discussion of our capital commitments, indemnification arrangements and contingent obligations, see “Note 9. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K.

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
For the year ended December 31, 2022, the fund management fees that were recognized from open-ended funds in liquid credit strategies with fees subject to change based upon fluctuations in market values were approximately 3%. As such, a hypothetical 10% decrease in fair value of our managed funds’ investments as of December 31, 2022 would not have a material impact on our management fees.

Effect on Carried Interest and Incentive Fees
We earn carried interest and incentive fees from certain of our funds when such funds achieve specified performance criteria. Our carried interest and incentive fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact, including, but not limited to, the following:
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
As a result, the impact of changes in market risk factors on carried interest and incentive fees will vary widely from fund to fund. An overall increase of 10% in the general equity markets would not necessarily drive the same impact on our funds’ ability to generate income or its asset valuations, as a significant portion of our carried interest and incentive fees are from credit-based investments and are generally based on income. Additionally, as a large percentage of our carried interest and incentive fees are paid to employees as performance related compensation, the overall net impact to our income would be mitigated by lower compensation payments.

See “Note 9. Commitments and Contingencies,” within our consolidated financial statements included in this Annual Report on Form 10-K for discussion on amount of carried interest, net of tax distributions, subject to contingent repayment if we assumed all existing investments were worthless.

Effect on Investment Income

An investment gain (loss) is realized when we redeem all or a portion of our investment or when we receive cash income, such as interest or dividends. Unrealized investment gain (loss) results from changes in the fair value of the underlying investment as well as the reversal of unrealized appreciation (depreciation) at the time an investment is realized.
Changes in the fair values of our funds’ investments directly impact unrealized principal investment income and unrealized gains on investments. A hypothetical incremental 10% decrease in the fair value of our investments as of December 31, 2022 would result in declines in principal investment income and unrealized gains on investments of $91.4 million and $42.6 million, respectively.

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
A portion of our management fees, carried interest, incentive fees and investments are denominated in foreign currencies that may be affected by movements in the rate of exchange between currencies. We estimate that as of December 31, 2022 a hypothetical 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would not result in a material change to management fees, carried interest, incentive fees or investments for the year ended December 31, 2022, and would be largely offset by the currency conversions of the expenses denominated in foreign currencies.

Interest Rate Risk
Our Credit Facility provides a $1.325 billion revolving line of credit with the ability to upsize to $1.65 billion (subject to obtaining commitments for any such additional borrowing capacity) with a maturity date of March 31, 2027. The Credit Facility has a variable interest rate based on SOFR or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of December 31, 2022, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero. As of December 31, 2022, we had $700.0 million borrowings outstanding under the Credit Facility.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Ares Management Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Ares Management Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

PART IV.

Item 15. Exhibits, Financial Statement Schedules
(a)Documents Filed with Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(b)Exhibits.
The following is a list of all exhibits filed or furnished as part of this report.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Ares Management Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 7, 2022).
3.2	Bylaws of Ares Management Corporation (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.1*	Description of Ares Management Corporation’s Securities.
4.2	Indenture dated as of October 8, 2014 among Ares Finance Co. LLC, Ares Management, L.P., Ares Holdings Inc., Ares Domestic Holdings Inc., Ares Real Estate Holdings LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.3	First Supplemental Indenture dated as of October 8, 2014 among Ares Finance Co. LLC, Ares Management, L.P., Ares Holdings Inc., Ares Domestic Holdings Inc., Ares Real Estate Holdings LLC, Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., Ares Management LLC, Ares Investments Holdings LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.4	First Amendment, dated as of August 7, 2015, to the First Supplemental Indenture, dated October 8, 2014, to the indenture, dated October 8, 2014, among Ares Finance Co. LLC, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on August 7, 2015).
4.5	Form of 4.000% Senior Note due 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on October 8, 2014).
4.6	Form of 7.00% Series A Preferred Stock Certificate (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on November 15, 2018).
4.7	Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.8	First Supplemental Indenture dated as of June 15, 2020 among Ares Finance Co. II LLC, Ares Holdings L.P., Ares Investments L.P., Ares Management LLC, Ares Investments Holdings LLC, Ares Finance Co. LLC and Ares Offshore Holdings L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).
4.9	Form of 3.250% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on June 15, 2020).

Exhibit No.	Description
4.10	Indenture dated as of June 30, 2021 among Ares Finance Co. III LLC, Ares Holdings L.P., Ares
Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC and
U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).
4.11	Form of 4.125% Fixed Rate Resettable Subordinated Notes due 2051 incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on July 1, 2021).
4.12	Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.13	First Supplemental Indenture dated as of January 21, 2022 among Ares Finance Co. IV LLC, Ares Holdings L.P., Ares Investments Holdings LLC, Ares Management LLC, Ares Finance Co. LLC, Ares Finance Co. II LLC, Ares Finance Co. III LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
4.14	Form of 3.650% Senior Note due 2052 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on January 21, 2022).
10.1	Fourth Amended and Restated Limited Partnership Agreement of Ares Holdings L.P., dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.2	Investor Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.3#	Third Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.4	Fifth Amended and Restated Exchange Agreement, dated April 1, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.5	Third Amended and Restated Tax Receivable Agreement, dated April 1, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.6	Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings LLC, Ares Domestic Holdings L.P., Ares Investments LLC, Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 28, 2014).
10.7	Amendment No. 1, dated as of July 15, 2014, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.8	Amendment No. 2, dated as of September 24, 2014, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001-36429) filed with the SEC on November 12, 2014).
10.9	Amendment No. 3, dated as of July 23, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on July 28, 2015).
10.10	Amendment No. 4, dated as of August 5, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on August 7, 2015).

Exhibit No.	Description
10.11	Amendment No. 5, dated as of December 16, 2015, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001-36429) filed with the SEC on December 21, 2015).
10.12	Amendment No. 6, dated as of May 23, 2016, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Domestic Holdings L.P., Ares Investments L.P., Ares Real Estate Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on May 26, 2016).
10.13	Amendment No. 7, dated as of February 24, 2017, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.14	Amendment No. 8, dated as of March 21, 2019, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on March 26, 2019).
10.15	Amendment No. 9, dated as of March 30, 2020, to the Sixth Amended and Restated Credit Agreement, dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 1, 2020).
10.16	Amendment No. 10, dated as of March 31, 2021, to the Sixth Amended and Restated Credit Agreement,
dated as of April 21, 2014, by and among Ares Holdings L.P., Ares Investments L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit
10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 2, 2021).
10.17	Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-194919) filed with the SEC on April 16, 2014).
10.18	Second Amended and Restated Investment Advisory and Management Agreement, dated June 6, 2019, between Ares Capital Corporation and Ares Capital Management LLC (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on November 6, 2019).
10.19#	Form of Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.20#	Form of Option Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.21#	Form of Phantom Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.22	Form of ARCC Incentive Fee Award (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1/A (File No. 333-194919) filed with the SEC on April 11, 2014).
10.23	Form of Amended and Restated Limited Partnership Agreement of Carry Vehicles (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.24	Form of Supplemental Agreement for Carried Interest (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36429), filed with the SEC on February 29, 2016).
10.25	Form of Annual Incentive Fee Award Letter (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36429), filed with the SEC on February 27, 2017).
10.26#	Form of Deferred Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).

Exhibit No.	Description
10.27#	Form of Director Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-8 POS (File No. 333-225271) filed with the SEC on November 26, 2018).
10.28#	Restricted Unit Agreement, dated as of July 31, 2018, by and between Michael J Arougheti and Ares Management, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36429) filed with the SEC on August 6, 2018).
10.29	Stock Purchase Agreement, dated July 9, 2019, between Aspida Holdco, LLC and GBIG Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File 001-36429) filed with the SEC on July 9, 2019).
10.30	Share Purchase Agreement, dated March 27, 2020, between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File 001-36429) filed with the SEC on March 30, 2020).
10.31	Investor Rights Agreement, dated March 31, 2020, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.32#	Form of Executive Officer Time-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021).
10.33#	Form of Executive Officer Performance-Based Restricted Unit Agreement under the Second Amended & Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36429) filed with the SEC on February 25, 2021).
10.34#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).
10.35	Share Purchase Agreement, dated April 5, 2021, by and between Sumitomo Mitsui Banking Corporation and Ares Management Corporation (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on 8-K (File No. 001-36429) filed with SEC on April 8, 2021).
10.36
Nomination Agreement, dated February 23, 2022, by and between Ares Management Corporation and Ares Partners Holdco LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36429) filed with the SEC on February 28, 2022).

10.37	Amendment No. 11, dated as of March 31, 2022, to the Sixth Amended and Restated Credit Agreement,
dated as of April 21, 2014, by and among Ares Holdings L.P., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36429) filed with the SEC on April 6, 2022).
10.38#*	Form of Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
10.39#*	Form of Deferred Restricted Unit Agreement under the Third Amended & Restated 2014 Equity Incentive Plan.
21.1*	Subsidiaries of Ares Management Corporation.
23.1*	Consent of Ernst and Young LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
** These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
# Denotes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES MANAGEMENT CORPORATION

Dated: February 24, 2023	By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti
	Title:	Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antony P. Ressler
	Name:	Antony P. Ressler	Dated: February 24, 2023
	Title:	Executive Chairman & Co-Founder

By:	/s/ Michael J Arougheti
	Name:	Michael J Arougheti	Dated: February 24, 2023
	Title:	Director, Co-Founder, Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips	Dated: February 24, 2023
	Title:	Chief Financial Officer (Principal Financial & Accounting Officer)

By:	/s/ R. Kipp deVeer
	Name:	R. Kipp deVeer	Dated: February 24, 2023
	Title:	Director & Head of Credit Group

By:	/s/ David B. Kaplan
	Name:	David B. Kaplan	Dated: February 24, 2023
	Title:	Director & Co-Founder

By:	/s/ Bennett Rosenthal
	Name:	Bennett Rosenthal	Dated: February 24, 2023
	Title:	Director, Co-Founder & Chairman of Private Equity Group

By:	/s/ Ashish Bhutani
	Name:	Ashish Bhutani	Dated: February 24, 2023
	Title:	Director

By:	/s/ Antoinette Bush
	Name:	Antoinette Bush	Dated: February 24, 2023
	Title:	Director

By:	/s/ Paul G. Joubert
	Name:	Paul G. Joubert	Dated: February 24, 2023
	Title:	Director

By:	/s/ Michael Lynton
	Name:	Michael Lynton	Dated: February 24, 2023
	Title:	Director

By:	/s/ Eileen Naughton
	Name:	Eileen Naughton	Dated: February 24, 2023
	Title:	Director

By:	/s/ Judy D. Olian
	Name:	Dr. Judy D. Olian	Dated: February 24, 2023
	Title:	Director

F-176

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ares Management Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ares Management Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of underlying investments of equity method investments

Description of the Matter
At December 31, 2022, the carrying value of the Company’s investments totaled $3,974.7 million, primarily consisting of equity method private investment partnership interests - principal of $543.6 million and equity method - carried interest of $3,106.6 million. As discussed further in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements, the underlying investments of the Company’s equity method investments (“underlying investments”) are reported at fair value as determined by management by applying the valuation techniques and using the significant unobservable inputs described therein.

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
Los Angeles, California
February 24, 2023

Ares Management Corporation
Consolidated Statements of Financial Condition
(Amounts in Thousands, Except Share Data)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$389,987	$343,655
Investments (includes accrued carried interest of $3,106,577 and $2,998,421 at December 31, 2022 and 2021, respectively)	3,974,734	3,684,264
Due from affiliates	758,472	670,383
Other assets	381,137	334,755
Right-of-use operating lease assets	155,950	167,652
Intangible assets, net	1,208,220	1,422,818
Goodwill	999,656	787,972
Assets of Consolidated Funds:
Cash and cash equivalents	724,641	1,049,191
Investments held in trust account	1,013,382	1,000,285
Investments, at fair value	12,191,251	11,816,393
Due from affiliates	15,789	7,234
Receivable for securities sold	124,050	281,132
Other assets	65,570	39,430
Total assets	$22,002,839	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$231,921	$279,673
Accrued compensation	510,130	310,222
Due to affiliates	252,798	198,553
Performance related compensation payable	2,282,209	2,190,352
Debt obligations	2,273,854	1,503,709
Operating lease liabilities	190,616	205,075
Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	168,286	103,258
Due to affiliates	4,037	—
Payable for securities purchased	314,193	1,118,456
CLO loan obligations, at fair value	10,701,720	10,657,661
Fund borrowings	168,046	127,771
Total liabilities	17,097,810	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	1,013,282	1,000,000
Redeemable interest in Ares Operating Group entities	93,129	96,008
Non-controlling interests in Consolidated Funds	1,074,356	591,452
Non-controlling interests in Ares Operating Group entities	1,135,023	1,397,747
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (173,892,036 shares and 168,351,305 shares issued and outstanding at December 31, 2022 and 2021, respectively)	1,739	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding at December 31, 2022 and 2021)	35	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding at December 31, 2022 and 2021)	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,231,288 shares and 118,609,332 shares issued and outstanding at December 31, 2022 and 2021, respectively)	1,172	1,186
Additional paid-in-capital	1,970,754	1,913,559
Accumulated deficit	(369,475)	(89,382)
Accumulated other comprehensive loss, net of tax	(14,986)	(1,855)
Total stockholders’ equity	1,589,239	1,825,227
Total equity	3,798,618	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$22,002,839	$21,605,164
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Operations
(Amounts in Thousands, Except Share Data)

	Year ended December 31,
	2022	2021	2020
Revenues
Management fees	$2,136,433	$1,611,047	$1,150,608
Carried interest allocation	458,012	2,073,551	505,608
Incentive fees	301,187	332,876	37,902
Principal investment income	12,279	99,433	28,552
Administrative, transaction and other fees	147,532	95,184	41,376
Total revenues	3,055,443	4,212,091	1,764,046
Expenses
Compensation and benefits	1,498,590	1,162,633	767,252
Performance related compensation	518,829	1,740,786	404,116
General, administrative and other expenses	695,256	444,178	258,999
Expenses of Consolidated Funds	36,410	62,486	20,119
Total expenses	2,749,085	3,410,083	1,450,486
Other income (expense)
Net realized and unrealized gains (losses) on investments	4,732	19,102	(9,008)
Interest and dividend income	9,399	9,865	8,071
Interest expense	(71,356)	(36,760)	(24,908)
Other income, net	13,119	14,402	11,291
Net realized and unrealized gains (losses) on investments of Consolidated Funds	73,386	77,303	(96,864)
Interest and other income of Consolidated Funds	586,529	437,818	463,652
Interest expense of Consolidated Funds	(411,361)	(258,048)	(286,316)
Total other income, net	204,448	263,682	65,918
Income before taxes	510,806	1,065,690	379,478
Income tax expense	71,891	147,385	54,993
Net income	438,915	918,305	324,485
Less: Net income attributable to non-controlling interests in Consolidated Funds	119,333	120,369	28,085
Net income attributable to Ares Operating Group entities	319,582	797,936	296,400
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(851)	(1,341)	(976)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	152,892	390,440	145,234
Net income attributable to Ares Management Corporation	167,541	408,837	152,142
Less: Series A Preferred Stock dividends paid	—	10,850	21,700
Less: Series A Preferred Stock redemption premium	—	11,239	—
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$167,541	$386,748	$130,442
Net income per share of Class A and non-voting common stock:
Basic	$0.87	$2.24	$0.89
Diluted	$0.87	$2.15	$0.87
Weighted-average shares of Class A and non-voting common stock:
Basic	175,510,798	163,703,626	135,065,436
Diluted	175,510,798	180,112,271	149,508,498
Substantially all revenue is earned from affiliated funds of the Company.
See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$438,915	$918,305	$324,485
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(33,911)	(21,464)	28,728
Total comprehensive income	405,004	896,841	353,213
Less: Comprehensive income attributable to non-controlling interests in Consolidated Funds	107,793	103,498	43,184
Less: Comprehensive income (loss) attributable to redeemable interest in Ares Operating Group entities	(1,277)	(1,968)	562
Less: Comprehensive income attributable to non-controlling interests in Ares Operating Group entities	144,078	388,812	150,795
Comprehensive income attributable to Ares Management Corporation	$154,410	$406,499	$158,672

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Consolidated Statements of Changes in Equity
(Amounts in Thousands)

	Series A Preferred Stock	Class A Common Stock	Non- voting Common Stock	Class C Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Ares Operating Group Entities	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at January 1, 2020	$298,761	$1,152	$—	$—	$525,244	$(50,820)	$(6,047)	$472,288	$618,020	$1,858,598
Consolidation and deconsolidation of funds, net	—	—	—	—	—	—	—	—	(2,407)	(2,407)
Changes in ownership interests and related tax benefits	—	73	—	(28)	(328,419)	—	—	229,229	—	(99,145)
Issuance of common stock	—	198	—	1,152	687,142	—	—	—	—	688,492
Capital contributions	—	—	—	—	481	—	—	44,799	132,430	177,710
Dividends/Distributions	(21,700)	—	—	—	—	(231,446)	—	(215,334)	(251,507)	(719,987)
Net income	21,700	—	—	—	—	130,442	—	145,234	28,085	325,461
Currency translation adjustment, net of tax	—	—	—	—	—	—	6,530	5,561	15,099	27,190
Equity compensation	—	—	—	—	66,394	—	—	56,592	—	122,986
Stock option exercises	—	49	—	—	92,827	—	—	—	—	92,876
Balance at December 31, 2020	298,761	1,472	—	1,124	1,043,669	(151,824)	483	738,369	539,720	2,471,774
Changes in ownership interests and related tax benefits	—	70	—	(25)	(133,289)	—	—	(97,735)	13,487	(217,492)
Issuances of common stock	—	122	35	—	827,273	—	—	—	—	827,430
Capital contributions	—	—	—	87	—	—	—	539,020	33,644	572,751
Redemption of preferred stock	(310,000)	—	—	—	—	—	—	—	—	(310,000)
Dividends/Distributions	(10,850)	—	—	—	—	(324,306)	—	(269,200)	(98,897)	(703,253)
Net income	22,089	—	—	—	—	386,748	—	390,440	120,369	919,646
Currency translation adjustment, net of tax	—	—	—	—	—	—	(2,338)	(1,628)	(16,871)	(20,837)
Equity compensation	—	—	—	—	138,710	—	—	98,481	—	237,191
Stock option exercises	—	20	—	—	37,196	—	—	—	—	37,216
Balance at December 31, 2021	—	1,684	35	1,186	1,913,559	(89,382)	(1,855)	1,397,747	591,452	3,814,426
Changes in ownership interests and related tax benefits	—	43	—	(14)	(96,413)	—	—	(105,680)	4,006	(198,058)
Issuances of common stock	—	1	—	—	12,834	—	—	—	—	12,835
Capital contributions	—	—	—	—	—	—	—	5,195	549,396	554,591
Dividends/Distributions	—	—	—	—	—	(447,634)	—	(386,843)	(178,291)	(1,012,768)
Net income	—	—	—	—	—	167,541	—	152,892	119,333	439,766
Currency translation adjustment, net of tax	—	—	—	—	—	—	(13,131)	(8,814)	(11,540)	(33,485)
Equity compensation	—	—	—	—	119,580	—	—	80,526	—	200,106
Stock option exercises	—	11	—	—	21,194	—	—	—	—	21,205
Balance at December 31, 2022	$—	$1,739	$35	$1,172	$1,970,754	$(369,475)	$(14,986)	$1,135,023	$1,074,356	$3,798,618

See accompanying notes to the consolidated financial statements.

Ares Management Corporation
Notes to the Consolidated Financial Statements
(Dollars in Thousands, Except Share Data and As Otherwise Noted)
Ares Management Corporation
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$438,915	$918,305	$324,485
Adjustments to reconcile net income to net cash used in operating activities:
Equity compensation expense	200,391	237,191	122,986
Depreciation and amortization	341,341	113,293	41,248
Net realized and unrealized (gains) losses on investments	10,929	(88,978)	(8,039)
Other non-cash amounts	—	(31,070)	—
Investments purchased	(371,124)	(340,199)	(90,851)
Proceeds from sale of investments	182,493	273,382	174,679
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized (gains) losses on investments	(73,386)	(77,303)	96,864
Other non-cash amounts	(33,822)	(35,879)	(34,297)
Investments purchased	(9,434,029)	(13,067,564)	(6,615,732)
Proceeds from sale of investments	8,198,812	9,970,609	5,502,325
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(20,612)	(745,021)	(17,687)
Due to/from affiliates	39,073	(180,928)	(76,185)
Other assets	(105,205)	213,825	(36,694)
Accrued compensation and benefits	200,769	142,815	47,875
Accounts payable, accrued expenses and other liabilities	(51,685)	125,168	21,035
Cash flows due to changes in operating assets and liabilities allocable to redeemable and non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	324,550	(526,815)	83,945
Net cash acquired (relinquished) with consolidation/deconsolidation of Consolidated Funds	—	(39,539)	60,895
Change in other assets and receivables held at Consolidated Funds	151,895	(180,953)	(33,298)
Change in other liabilities and payables held at Consolidated Funds	(733,417)	723,616	10,787
Net cash used in operating activities	(734,112)	(2,596,045)	(425,659)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(35,796)	(27,226)	(15,942)
Acquisitions, net of cash acquired	(301,583)	(1,057,407)	(120,822)
Net cash used in investing activities	(337,379)	(1,084,633)	(136,764)
Cash flows from financing activities:
Net proceeds from issuance of Class A and non-voting common stock	—	827,430	383,154
Proceeds from Credit Facility	1,380,000	883,000	790,000
Proceeds from issuance of senior and subordinated notes	488,915	450,000	399,084
Repayments of Credit Facility	(1,095,000)	(468,000)	(860,000)
Dividends and distributions	(836,364)	(593,506)	(446,780)
Series A Preferred Stock dividends	—	(10,850)	(21,700)
Redemption of Series A Preferred Stock	—	(310,000)	—
Stock option exercises	21,205	37,216	92,877
Taxes paid related to net share settlement of equity awards	(201,311)	(226,101)	(95,368)
Other financing activities	4,055	11,509	(1,531)
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	549,396	1,033,644	132,430
Distributions to non-controlling interests in Consolidated Funds	(178,291)	(98,897)	(251,507)
Borrowings under loan obligations by Consolidated Funds	1,140,680	2,048,932	1,013,291
Repayments under loan obligations by Consolidated Funds	(145,222)	(80,752)	(190,055)
Net cash provided by financing activities	1,128,063	3,503,625	943,895
Effect of exchange rate changes	(10,240)	(19,104)	19,956
Net change in cash and cash equivalents	46,332	(196,157)	401,428
Cash and cash equivalents, beginning of period	343,655	539,812	138,384
Cash and cash equivalents, end of period	$389,987	$343,655	$539,812
Supplemental disclosure of non-cash financing activities:
Issuance of AOG Units and Class A common stock in connection with acquisitions	$12,835	$510,848	$305,338
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$320,329	$205,085	$257,132
Cash paid during the period for income taxes	$104,864	$22,788	$38,174

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

The accompanying audited financial statements include the consolidated results of the Company and its subsidiaries. The Company is a holding company that operates and controls all of the businesses and affairs of and conducts all of its material business activities through Ares Holdings L.P. (“Ares Holdings”). Ares Holdings represents all the activities of the “Ares Operating Group” or “AOG” and may be referred to interchangeably. The Company, indirectly through its wholly owned subsidiary, Ares Holdco LLC, is the general partner of the Ares Operating Group entity.

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

Including the results of the Consolidated Funds significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying consolidated financial statements. However, the Consolidated Funds results included herein have no direct effect on the net income attributable to Ares Management Corporation or to its Stockholders’ Equity, except where accounting for a redemption or liquidation preference requires the reallocation of ownership based on specific terms of a profit sharing agreement. Instead, economic ownership interests of the investors in the Consolidated Funds are reflected as redeemable and non-controlling interests in Consolidated Funds. Further, cash flows allocable to redeemable and non-controlling interest in Consolidated Funds are specifically identifiable within the Consolidated Statements of Cash Flows.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”). The Company’s Consolidated Funds are investment companies under GAAP based on the following characteristics: the Consolidated Funds obtain funds from one or more investors and provide investment management services and the Consolidated Funds’ business purpose and substantive activities are investing funds for returns from capital appreciation and/or investment income. Therefore, investments of Consolidated Funds are recorded at fair value and the unrealized appreciation (depreciation) in an investment’s fair value is recognized on a current basis within the Consolidated Statements of Operations. Additionally, the Consolidated Funds do not consolidate their majority-owned and controlled investments in portfolio companies. In the preparation of these consolidated financial statements, the Company has retained the investment company accounting for the Consolidated Funds under GAAP.
All of the investments held and CLO loan obligations issued by the Consolidated Funds are presented at their estimated fair values within the Company’s Consolidated Statements of Financial Condition. Net income attributable to holders of subordinated notes of the CLOs is presented within net income attributable to non-controlling interests in Consolidated Funds within the Consolidated Statements of Operations.

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
Principles of Consolidation
The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either a variable interest model (“VIEs”) or voting interest model (“VOE”). As such, the Company consolidates (a) entities in which it holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity and (b) entities that the Company concludes are variable interest entities in which the Company has more than insignificant economic interest and power to direct the activities that most significantly impact the entities, and for which the Company is deemed to be the primary beneficiary.
The Company determines whether an entity should be consolidated by first evaluating whether it holds a variable interest in the entity. Fees that are customary and commensurate with the level of services provided by the Company, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interest. As the Company’s interests in funds are primarily management fees, carried interest, incentive fees, and/or insignificant direct or indirect equity interests through related parties, the Company is not considered to have a variable interest in many of these entities. Entities that are not VIEs are further evaluated for consolidation under the voting interest model.
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

Consolidated CLOs
As of December 31, 2022 and 2021, the Company consolidated 25 and 23 CLOs, respectively.
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
The loan obligations issued by the CLOs are collateralized by diversified asset portfolios and by structured debt or equity. In exchange for managing the collateral for the CLOs, the Company typically earns a variety of management fees, including senior and subordinated management fees, and in some cases, contingent incentive fee income. In cases where the Company earns fees from a CLO that it consolidates, those fees have been eliminated as intercompany transactions. The Company’s holdings in these CLOs are generally subordinated to other interests in the entities and entitle the Company to receive a pro rata portion of the residual cash flows, if any, from the entities. Additionally, the Company may invest in other senior secured notes, which are repaid based on available cash flows subject to priority of payments under each consolidated CLO’s governing documents. Investors in the CLOs generally have no recourse against the Company for any losses sustained in the capital structure of each CLO.
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

At December 31, 2022 and 2021, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Investments held in trust account

Investments held in trust account represents funds raised through the initial public offering of Ares Acquisition Corporation (“AAC”), a consolidated SPAC that is presented within Consolidated Funds. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. AAC’s portfolio of investments is comprised of U.S. government securities or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The U.S. Treasury bills typically have original maturities of three months or less when purchased and are recorded at fair value. Interest income received on such investments is separately presented from the overall change in fair value and is recognized within interest and other income of Consolidated Funds within the Consolidated Statements of Operations. Any remaining change in fair value of such investments, that is not recognized as interest income, is recognized within net realized and unrealized gains (losses) on investments of Consolidated Funds within the Consolidated Statements of Operations.

Investments
The investments of the Consolidated Funds are reflected within the Consolidated Statements of Financial Condition at fair value, with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net realized and unrealized gains (losses) on investments within the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). Certain investments are denominated in foreign currency and are translated into U.S. dollars at each reporting date.

Equity Method Investments
The Company accounts for its investments in which it has or is otherwise presumed to have significant influence, including investments in unconsolidated funds, strategic investments and carried interest, using the equity method of accounting. The carrying amounts of equity method investments are reflected in investments within the Consolidated Statements of Financial Condition. The carrying value of investments accounted for using equity method accounting is determined based on amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

based on the respective partnership agreements, less distributions received. In addition, certain of the Company's equity method investments are reported at fair value. Management's determination of fair value includes various valuation techniques. These techniques may include market approach, recent transaction price, net asset value approach, discounted cash flows, acreage valuation and may use one or more significant unobservable inputs such as EBITDA or revenue multiples, discount rates, weighted average cost of capital, exit multiples, terminal growth rates and other unobservable inputs. The Company evaluates the equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Except for carried interest, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is presented within principal investment income or net realized and unrealized gains (losses) on investments within the Consolidated Statements of Operations. Carried interest allocation is presented separately as a revenue line item within the Consolidated Statements of Operations, and the accrued but unpaid carried interest as of the reporting date is presented within investments within the Consolidated Statements of Financial Condition.

Derivative Instruments

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
The Company recognizes all of its derivative instruments at fair value as either assets or liabilities within the Consolidated Statements of Financial Condition within other assets or accounts payable, accrued expenses and other liabilities, respectively. These amounts may be offset to the extent that there is a legal right to offset and if elected by management.
By using derivatives, the Company and the Consolidated Funds are exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset within the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.
To the extent the master netting arrangements and other criteria meet the applicable requirements, which includes determining the legal enforceability of the arrangements, the Company may choose to offset the derivative assets and liabilities in the same currency by specific derivative type, or in the event of default by the counterparty, offset derivative assets and liabilities with the same counterparty. The Company generally presents derivative and other financial instruments on a gross basis within the Consolidated Statements of Financial Condition with certain instruments subject to enforceable master netting arrangements that could allow for the derivative and other financial instruments to be offset. The Consolidated Funds generally present derivative and other financial instruments on a net basis. This election is determined at management’s discretion on a fund by fund basis. The Company has retained the Consolidated Fund’s election upon consolidation.
Derivative instruments are marked-to-market daily based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss). Upon settlement of the instrument, the Company records any realized gain (loss). Unrealized and realized gain (loss) are reflected within net realized and unrealized gains (losses) on investments within the Consolidated Statements of Operations.
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

Goodwill and Intangible Assets
Intangible Assets
The Company’s finite-lived intangible assets consists primarily of contractual rights to earn future management fees from the acquired management contracts. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from approximately 1.6 to 13.5 years. The purchase price of an acquired management contract is treated as an intangible asset and is amortized over the life of the contract. Amortization is included as part of general, administrative and other expenses within the Consolidated Statements of Operations.
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
Fixed Assets
Fixed assets, consisting of furniture, fixtures, computer hardware, equipment, internal-use software and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Fixed assets are presented within other assets within the Company’s Consolidated Statements of Financial Condition.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fixed assets are depreciated or amortized on a straight-line basis over an asset’s estimated useful life, with the corresponding depreciation and amortization expense presented within general, administrative and other expenses within the Company’s Consolidated Statements of Operations. The estimated useful life for leasehold improvements is the lesser of the lease term or the life of the asset while other fixed assets and internal-use software are generally depreciated between three and seven years. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Leases
The Company has entered into operating and finance leases for corporate offices and certain equipment and makes the determination if an arrangement constitutes a lease at inception. Operating leases are presented within right-of-use operating lease assets and operating lease liabilities within the Company’s Consolidated Statements of Financial Condition. Finance leases are capitalized as a component of fixed assets and presented within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Financial Condition. Leases with an initial term of 12 months or less are not recorded within the Consolidated Statements of Financial Condition.

Right-of-use operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses the its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The right-of-use operating lease asset also includes any lease prepayments and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. However, for certain equipment leases where the non-lease components are not material, the Company accounts for the lease and non-lease components as a single lease component.
Non-Controlling Interests

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

The non-controlling interests in Consolidated Funds represents a component of equity and net income attributable related to ownership interests that third parties hold in Consolidated Funds.
Redeemable Interest

On July 1, 2020, the Company completed its acquisition of a majority interest in SSG Capital Holdings Limited and its operating subsidiaries (“SSG”) (“SSG Acquisition”). In connection with the SSG Acquisition, the former owners of SSG retained an ownership interest in the operations acquired by the Company. In certain circumstances, the Company may acquire full ownership of SSG pursuant to a contractual arrangement that may be initiated by the Company or by the former owners of SSG. Since the acquisition of the remaining interest in SSG is not within the Company’s sole discretion, the ownership interest held by the former owners of SSG is classified as a redeemable interest in AOG and represents mezzanine equity.

Redeemable interest in AOG entities was initially recorded at fair value on the date of acquisition within mezzanine equity within the Consolidated Statements of Financial Condition. Income (loss) is allocated based on the ownership percentage attributable to the redeemable interest. The Company determined that the redemption of the redeemable interest is probable as of the date of acquisition. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount, as defined in accordance with the terms of a contractual arrangement between the Company and the former owners of SSG, to the extent that the redemption amount exceeds the initial measurement on the date of acquisition. The

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Company recognizes changes in the redemption amount with corresponding adjustments against retained earnings, or additional paid-in-capital in the absence of retained earnings, within stockholders’ equity within the Consolidated Statements of Financial Condition.

Redeemable interest in Consolidated Funds represent the Class A ordinary shares issued by AAC that are redeemable for cash by the public shareholders in the event that AAC does not complete a business combination or tender offer associated with stockholder approval provisions. The Class A ordinary shareholders have redemption rights that are considered to be outside of AAC’s control. At each balance sheet date, the carrying value of the redeemable interest is presented at the redemption amount. At December 31, 2022, all 100,000,000 Class A ordinary shares of AAC were classified outside of permanent equity.
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
Management Fees
Management fees are generally based on a defined percentage of fair value of assets, total commitments, invested capital, net asset value (“NAV”), NAV plus unfunded commitments, total assets or par value of the investment portfolios managed by the Company. Principally all management fees are earned from affiliated funds of the Company. The contractual terms of management fees vary by fund structure and investment strategy. Management fees are recognized as revenue in the period advisory services are rendered, subject to the Company’s assessment of collectability.
Management fees also include a quarterly fee on the net investment income (“Part I Fees”) of Ares Capital Corporation (NASDAQ: ARCC) (“ARCC”), a publicly-traded business development company registered under the Investment Company Act and managed by a subsidiary of the Company, and CION Ares Diversified Credit Fund (“CADC”).
ARCC Part I Fees are equal to 20.0% of its net investment income (before ARCC Part I Fees and incentive fees payable based on capital gains), subject to a fixed hurdle rate of 1.75% per quarter, or 7.0% per annum. No fees are recognized until ARCC’s net investment income exceeds a 1.75% hurdle rate, with a catch-up provision to ensure that the Company receives 20.0% of the net investment income from the first dollar earned.
CADC Part I Fees are equal to 15.0% of its net investment income (before CADC Part I Fees), subject to a fixed hurdle rate of 1.5% per quarter, or 6.0% per annum. No fees are recognized until CADC’s net investment income exceeds the hurdle rate, with a catch-up provision to ensure that the Company receives 15.0% of the net investment income from the first dollar earned.
Carried Interest Allocation
In certain fund structures, carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement. At the end of each reporting period, a fund will allocate carried interest applicable to the Company based upon an assumed liquidation of that fund’s net assets on the reporting date, irrespective of whether such amounts have been realized. Carried interest is recorded to the extent such amounts have been allocated, and may be subject to reversal to the extent that the amount allocated exceeds the amount due to the general partner or investment manager based on a fund’s cumulative investment returns.
As the fair value of underlying assets varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (i) positive performance resulting in an increase in the carried interest allocated to the Company or (ii) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a reversal of previously recognized carried interest allocated to the Company. Accrued but unpaid carried interest as of the reporting date is recorded within investments within the Consolidated Statements of Financial Condition.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Carried interest is realized when an underlying investment is profitably disposed of, or upon the return of each limited partner’s capital plus a preferred return, and the fund’s cumulative returns are in excess of the specific hurdle rates as defined in the applicable investment management agreements or governing documents. Since carried interest is subject to reversal, the Company may need to accrue for potential repayment of previously received carried interest. This accrual represents all amounts previously distributed to the Company that would need to be repaid to the funds if the funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual repayment obligations, however, generally does not become realized until the end of a fund’s life.
The Company accounts for carried interest, which represents a performance-based capital allocation from an investment fund to the Company, as earnings from financial assets within the scope of ASC 323, Investments-Equity Method and Joint Ventures. The Company recognizes carried interest allocation as a separate revenue line item in the Consolidated Statements of Operations with uncollected carried interest as of the reporting date reported within investments within the Consolidated Statements of Financial Condition. Substantially all carried interest allocation is earned from affiliated funds of the Company.

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

Administrative, Transaction and Other Fees
The Company provides administrative services to certain of its affiliated funds that are reported within administrative, transaction and other fees. The administrative fees generally represent expense reimbursements for a portion of overhead and other expenses incurred by certain professionals directly attributable to performing services for a fund but may be based on a fund’s NAV. The Company also receives transaction fees from certain affiliated funds for activities related to fund transactions, such as loan originations. The Company is also party to agreements with certain funds to provide various services, such as acquisition, development, property management and the distribution of fund shares in our non-traded REITs, among others. These fees are recognized as other revenue in the period in which the related services are rendered.

Equity-Based Compensation

The Company recognizes expense related to equity-based compensation for which it receives employee services in exchange for (a) equity instruments of the Company, (b) derivatives based on the Company’s Class A common stock or (c) liabilities that are based on the fair value of the Company’s equity instruments. Equity-based compensation expense represents expenses associated with restricted units and options granted under 2014 Equity Incentive Plan, as amended and restated on April 1, 2021 (the “Equity Incentive Plan”).

Equity-based compensation expense for restricted units is determined based on the fair value of the respective equity award on the grant date and is recognized on a straight-line basis over the requisite service period, with a corresponding increase in additional paid-in-capital. Grant date fair value of the restricted units is determined by the most recent closing price of shares of the Company’s Class A common stock.
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
The Company records deferred tax assets or liabilities for equity compensation plan awards based on deductions for income tax purposes of equity-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company is expected to receive a tax deduction. In addition, differences between the deferred tax assets recognized in accordance with GAAP and the actual tax deduction reported in the Company’s income tax returns are presented within income tax expense within the Consolidated Statements of Operations before taking into consideration the tax effects of the investment in AOG.
Equity-based compensation expense is presented within compensation and benefits within the Consolidated Statements of Operations.
Performance Related Compensation
The Company has agreed to pay a portion of the carried interest and incentive fees earned from certain funds, including income from Consolidated Funds that is eliminated in consolidation, to certain professionals. Depending on the nature of each fund, carried interest and incentive fees may be structured as a fixed percentage subject to vesting based on continued employment or service (generally over a period of five to six years) or as an annual award that is fully vested for the particular year. Other limitations may apply to carried interest and incentive fees as set forth in the applicable governing documents of the fund or award documentation. Performance related compensation is recognized in the same period that the related carried interest and incentive fees are recognized. Performance related compensation can be reversed during periods when there is a reversal of carried interest that was previously recognized.
Performance related compensation payable represents the amounts payable to professionals who are entitled to a proportionate share of carried interest in one or more funds. The liability is calculated based upon the changes to realized and unrealized carried interest but not payable until the carried interest itself is realized.
Net Realized and Unrealized Gains/(Losses) on Investments
Realized gains (losses) occur when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized appreciation (depreciation) results from changes in the fair value of the underlying investment as well as from the reversal of previously recognized unrealized appreciation (depreciation) at the time an investment is realized. Realized and unrealized gains (losses) are presented together as net realized and unrealized gains (losses) on investments within the Consolidated Statements of Operations. Also, the Company’s share of the investee’s income and expenses for the Company’s equity method investments is presented within net realized and unrealized gains (losses) on investments.
Interest and Dividend Income
Interest, dividends and other investment income are included within interest and dividend income. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Foreign Currency
The U.S. dollar is the Company’s functional currency; however, certain transactions of the Company may not be denominated in U.S. dollars. Foreign exchange revaluation arising from these transactions is recognized within other income, net within the Consolidated Statements of Operations. For the years ended December 31, 2022 and 2021, the Company recognized $13.5 million and $4.8 million, respectively, in transaction losses related to foreign currencies revaluation. For the

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

year ended December 31, 2020, the Company recognized $13.1 million in transaction gains related to foreign currencies revaluation.
In addition, the consolidated results include certain foreign subsidiaries that use functional currencies other than the U.S. dollar. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the prevailing exchange rates as of the reporting date. Income and expense and gain and loss transactions denominated in foreign currencies are generally translated into U.S. dollars monthly using the average exchange rates during the respective transaction period. Translation adjustments resulting from this process are recorded to currency translation adjustment in accumulated other comprehensive income.
Income Taxes
The Company elects to be taxed as a corporation and all earnings allocated to the Company are subject to U.S. corporate income taxes. A provision for corporate level income taxes imposed on unrealized gains and income items as well as taxes imposed on certain subsidiaries’ earnings is included in the consolidated tax provision. Also included in the consolidated tax provision are entity level income taxes incurred by certain Consolidated Funds. The portion of consolidated earnings not allocated to the Company flows through to owners of the Ares Operating Group entities without being taxed at the corporate level.

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized as income, in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are reported on a net basis and the deferred tax assets, net is presented within other assets within the Consolidated Statements of Financial Condition.

The Company analyzes its tax filing positions in all U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. Both accrued interest and penalties related to UTBs, when incurred, are presented within general, administrative and other expenses within the Consolidated Statements of Operations.

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
Comprehensive Income
Comprehensive income consists of net income and other appreciation (depreciation) affecting stockholders’ equity that, under GAAP, has been excluded from net income. The Company’s other comprehensive income includes foreign currency translation adjustments.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 and ASU 2021-01 at any time after March 12, 2020. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.

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
In connection with the Landmark Acquisition, the Company allocated $425.9 million, $197.2 million and $86.2 million of the purchase price to the fair value of the management contracts, client relationships and trade name, respectively. The acquired management contracts and client relationships had a weighted average amortization period as of the acquisition date of 7.4 years and 11.8 years, respectively. At the acquisition date, the trade name was determined to have an indefinite useful life and was not subject to amortization as the Company intended to operate under its brand name into perpetuity. During the year ended December 31, 2022, the Company recognized non-cash impairment charges on certain of the intangible assets from the Landmark Acquisition. See “Note 4. Goodwill and Intangible Assets” for further discussion.
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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

4. GOODWILL AND INTANGIBLE ASSETS
Intangible Assets, Net
The following table summarizes the carrying value, net of accumulated amortization, of the Company’s intangible assets:

	Weighted Average Amortization Period (in years) as of December 31, 2022	As of December 31,
		2022	2021
Management contracts	4.9	$586,077	$641,737
Client relationships	9.6	262,301	229,501
Trade name	7.5	11,079	11,079
Other	1.8	500	500
Finite-lived intangible assets		859,957	882,817
Foreign currency translation		935	1,792
Total finite-lived intangible assets		860,892	884,609
Less: accumulated amortization		(220,472)	(115,791)
Finite-lived intangible assets, net		640,420	768,818
Management contracts		567,800	567,800
Trade name		—	86,200
Indefinite-lived intangible assets		567,800	654,000
Intangible assets, net		$1,208,220	$1,422,818
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
In connection with the Black Creek Acquisition during the third quarter of 2021, the Company allocated $576.2 million and $7.2 million of the purchase consideration to the fair value of management contracts and client relationships, respectively. Certain management contracts were determined to have indefinite useful lives at the time of the Black Creek Acquisition and are not subject to amortization. The remaining management contracts and client relationships had a weighted average amortization period as of the acquisition date of 6.1 years and 12.0 years, respectively.
During the year ended December 31, 2022, the Company decided to rebrand its secondaries group as Ares Secondaries and to discontinue the ongoing use of the Landmark trade name. As a result, the Company recorded an impairment charge equal to the Landmark trade name’s carrying value of $86.2 million.
Separately, in connection with lower than expected fundraising for an acquired Landmark private equity secondaries fund, the Company recorded a non-cash impairment charge of $88.4 million to the fair value of a management contract during the year ended December 31, 2022. The primary indicator of impairment was lower fee paying assets under management from the acquired Landmark private equity secondaries fund. Also connected to the lower fundraising projections associated with the acquired Landmark private equity secondaries fund, the Company reversed all previously recorded expenses associated with the Landmark management incentive plan. See “Note 9. Commitments and Contingencies” for further discussion.
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
The non-cash impairment charges totaled $181.6 million for the year ended December 31, 2022. There was no impairment of intangible assets recorded during the years ended 2021 and 2020. Amortization expense associated with intangible assets, excluding the accelerated amortization from the non-cash impairment charges during 2022 described above, was $133.6 million, $91.3 million and $24.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense is presented within general, administrative and other expenses within the Consolidated Statements of

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Operations. During the year ended December 31, 2022, the Company removed $210.6 million of impaired and fully-amortized intangible assets.

At December 31, 2022, future annual amortization of finite-lived intangible assets for the years 2023 through 2027 and thereafter is estimated to be:

Year	Amortization
2023	$125,873
2024	114,928
2025	106,684
2026	78,232
2027	65,285
Thereafter	149,418
Total	$640,420

Goodwill

The following table summarizes the carrying value of the Company’s goodwill:

	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Balance as of December 31, 2020	$32,196	$58,600	$53,120	$—	$227,131	$371,047
Acquisitions	—	—	—	417,753	—	417,753
Foreign currency translation	—	—	219	(15)	(1,032)	(828)
Balance as of December 31, 2021	32,196	58,600	53,339	417,738	226,099	787,972
Acquisitions	—	—	213,314	(96)	—	213,218
Reallocation	—	(10,530)	10,530	—	—	—
Foreign currency translation	—	—	—	(22)	(1,512)	(1,534)
Balance as of December 31, 2022	$32,196	$48,070	$277,183	$417,620	$224,587	$999,656

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

There was no impairment of goodwill recorded during the years ended December 31, 2022 and 2021. The impact of foreign currency translation is reflected within other comprehensive income.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

5. INVESTMENTS

The Company’s investments are comprised of the following:

			Percentage of total investments
	December 31,		December 31,
	2022	2021	2022	2021
Equity method investments:
Equity method - carried interest	$3,106,577	$2,998,421	78.2%	81.4%
Equity method private investment partnership interests - principal	543,592	473,887	13.7	12.9
Equity method private investment partnership interests and other (held at fair value)	123,170	117,539	3.1	3.2
Equity method private investment partnership interests and other	47,439	40,580	1.2	1.1
Total equity method investments	3,820,778	3,630,427	96.2	98.6
Collateralized loan obligations	25,163	30,815	0.6	0.8
Other fixed income	51,771	21,582	1.2	0.5
Collateralized loan obligations and other fixed income, at fair value	76,934	52,397	1.8	1.3
Common stock, at fair value	77,022	1,440	2.0	0.1
Total investments	$3,974,734	$3,684,264

Equity Method Investments

The Company’s equity method investments include investments that are not consolidated but over which the Company exerts significant influence. The Company evaluates each of its equity method investments to determine if any were significant as defined by guidance from the SEC. As of and for the years ended December 31, 2022, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria.
The following tables present summarized financial information for the Company’s equity method investments, which are primarily funds managed by the Company:

	As of and Year Ended December 31, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total
Statement of Financial Condition
Investments	$15,704,463	$9,376,032	$13,052,820	$12,719,333	$1,980,690	$52,833,338
Total assets	18,841,376	9,947,821	14,440,914	12,931,082	2,094,008	58,255,201
Total liabilities	4,848,872	937,326	5,007,250	3,716,111	927,813	15,437,372
Total equity	13,992,504	9,010,495	9,433,664	9,214,971	1,166,195	42,817,829

Statement of Operations
Revenues	$1,333,204	$271,873	$618,796	$2,874	$8,164	$2,234,911
Expenses	(375,506)	(153,372)	(357,845)	(289,741)	(64,684)	(1,241,148)
Net realized and unrealized gains (losses) from investments	(172,527)	(482,260)	304,068	(11,173)	186,356	(175,536)
Income tax benefit (expense)	(4,723)	92	(36,501)	—	(11)	(41,143)
Net income (loss)	$780,448	$(363,667)	$528,518	$(298,040)	$129,825	$777,084

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of and Year Ended December 31, 2021
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

	Year Ended December 31, 2020
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

The Company recognized net gains related to its equity method investments of $21.7 million, $114.9 million and $22.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The net gains were included within principal investment income, net realized and unrealized gains (losses) on investments, and interest and dividend income within the Consolidated Statements of Operations.

With respect to the Company’s equity method investments, the material assets are expected to generate either long term capital appreciation and/or interest income, the material liabilities are debt instruments collateralized by, or related to, the financing of the assets and net income is materially comprised of the changes in fair value of these net assets.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Investments of the Consolidated Funds

Investments held in the Consolidated Funds are summarized below:

	Fair Value at		Percentage of total investments as of
	December 31,		December 31,
	2022	2021	2022	2021
Fixed income investments:
Bonds	$786,961	$857,125	6.0%	6.7%
Loans	9,280,522	9,910,689	70.3	77.3
Investments held in trust account	1,013,382	1,000,285	7.7	7.8
Total fixed income investments	11,080,865	11,768,099	84.0	91.8
Equity securities	731,599	340,272	5.5	2.7
Partnership interests	1,392,169	708,307	10.5	5.5
Total investments, at fair value	$13,204,633	$12,816,678

As of December 31, 2022 and 2021, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5.0% of the Company’s total assets.

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
Contingent consideration: The Company generally determines the fair value of its contingent consideration liabilities by using a probability weighted expected return method, including the Monte Carlo simulation model. These models consider a range of assumptions including historical experience, prior period performance, current progress towards targets, probability-weighted scenarios, and management’s own assumptions. The discount rate used is determined based on the weighted average cost of capital for the Company. Once the associated targets are achieved, the contingent consideration is reported at the settlement amount. The fair value of the Company’s contingent consideration liabilities are classified as Level III. Liabilities recorded in connection with the Company’s contingent consideration are included within accounts payable, accrued expenses and other liabilities within the Consolidated Statements of Financial Condition and the associated changes in fair value are included within other income, net within the Consolidated Statements of Operations.
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
In limited circumstances, the Company may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, the Company will estimate the fair value in good faith and in a manner that it reasonably chooses. As of December 31, 2022 and 2021, NAV per share represents the fair value for each of the Company’s investments in partnership interests. Discounted cash flow model has been used to determine the fair value of an investment in a partnership interest held by the Consolidated Funds where NAV per share was not deemed to be representative of fair value.

The substantial majority of the Company’s private commingled funds are closed-ended, and accordingly, do not permit investors to redeem their interests other than in limited circumstances that are beyond the control of the Company, such as instances in which retaining the interest could cause the investor to violate a law, regulation or rule. The Company also has open-ended and evergreen funds where investors have the right to withdraw their capital, subject to the terms of the respective constituent documents, over periods generally ranging from one month to three years. In addition, the Company has minority investments in vehicles that may only have a single other investor that may allow such investors to terminate the fund pursuant to the terms of the applicable constituent documents of such vehicle.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Fair Value of Financial Instruments Held by the Company and Consolidated Funds

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2022:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$76,934	$—	$76,934
Common stock and other equity securities	—	77,022	121,785	—	198,807
Partnership interests	—	—	—	1,385	1,385
Total investments, at fair value	—	77,022	198,719	1,385	277,126
Derivatives-foreign currency forward contracts	—	4,173	—	—	4,173
Total assets, at fair value	$—	$81,195	$198,719	$1,385	$281,299
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(3,423)	$—	$—	$(3,423)
Total liabilities, at fair value	$—	$(3,423)	$—	$—	$(3,423)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$534,137	$252,824	$—	$786,961
Loans	—	8,663,678	616,844	—	9,280,522
Investments held in trust account	1,013,382	—	—	—	1,013,382
Total fixed income investments	1,013,382	9,197,815	869,668		11,080,865
Equity securities	719	—	730,880	—	731,599
Partnership interests	—	—	368,655	1,023,514	1,392,169
Total investments, at fair value	1,014,101	9,197,815	1,969,203	1,023,514	13,204,633
Derivatives-foreign currency forward contracts	—	2,900	—	—	2,900
Total assets, at fair value	$1,014,101	$9,200,715	$1,969,203	$1,023,514	$13,207,533
Liabilities, at fair value
Derivatives:
Warrants	$(9,326)	$—	$—	$—	$(9,326)
Foreign currency forward contracts	—	(2,942)	—	—	(2,942)
Asset swaps	—	—	(3,556)	—	(3,556)
Total derivative liabilities, at fair value	(9,326)	(2,942)	(3,556)	—	(15,824)
Loan obligations of CLOs	—	(10,701,720)	—	—	(10,701,720)
Total liabilities, at fair value	$(9,326)	$(10,704,662)	$(3,556)	$—	$(10,717,544)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company and the Consolidated Funds as of December 31, 2021:

Financial Instruments of the Company	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Collateralized loan obligations and other fixed income	$—	$—	$52,397	$—	$52,397
Common stock and other equity securities	—	1,440	108,949	—	110,389
Partnership interests	—	—	2,575	6,016	8,591
Total investments, at fair value	—	1,440	163,921	6,016	171,377
Derivatives-foreign currency forward contracts and interest rate swaps	—	5,682	—	—	5,682
Total assets, at fair value	$—	$7,122	$163,921	$6,016	$177,059
Liabilities, at fair value
Derivatives-foreign currency forward contracts	$—	$(328)	$—	$—	$(328)
Contingent consideration	—	—	(57,435)	—	(57,435)
Total liabilities, at fair value	$—	$(328)	$(57,435)	$—	$(57,763)

Financial Instruments of the Consolidated Funds	Level I	Level II	Level III	Investments Measured at NAV	Total
Assets, at fair value
Investments:
Fixed income investments:
Bonds	$—	$525,393	$331,732	$—	$857,125
Loans	—	9,499,469	411,220	—	9,910,689
Investments held in trust account	1,000,285	—	—	—	1,000,285
Total fixed income investments	1,000,285	10,024,862	742,952	—	11,768,099
Equity securities	956	133	339,183	—	340,272
Partnership interests	—	—	238,673	469,634	708,307
Total assets, at fair value	$1,001,241	$10,024,995	$1,320,808	$469,634	$12,816,678
Liabilities, at fair value
Derivatives:
Warrants	$(17,822)	$—	$—	$—	$(17,822)
Asset swaps	—	—	(3,105)	—	(3,105)
Total derivative liabilities, at fair value	(17,822)	—	(3,105)	—	(20,927)
Loan obligations of CLOs	—	(10,657,661)	—	—	(10,657,661)
Total liabilities, at fair value	$(17,822)	$(10,657,661)	$(3,105)	$—	$(10,678,588)

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2022:

Level III Assets and Liabilities of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$108,949	$52,397	$2,575	$(57,435)	$106,486
Transfer in due to changes in consolidation	1,491	—	—	—	1,491
Purchases(1)	894	32,392	—	—	33,286
Sales/settlements(2)	68	(2,425)	(2,538)	58,873	53,978
Change in fair value	—	—	—	(1,438)	(1,438)
Realized and unrealized appreciation (depreciation), net	10,383	(5,430)	(37)	—	4,916
Balance, end of period	$121,785	$76,934	$—	$—	$198,719
Change in net unrealized appreciation/depreciation and fair value included in earnings related to financial assets and liabilities still held at the reporting date	$12,448	$(5,430)	$—	$—	$7,018

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Transfer in	—	184,037	94,386	—	278,423
Transfer out	—	(202,333)	—	—	(202,333)
Purchases(1)	323,699	732,477	59,258	—	1,115,434
Sales/settlements(2)	(31,932)	(536,125)	(52,828)	—	(620,885)
Amortized discounts/premiums	13	1,592	—	—	1,605
Realized and unrealized appreciation (depreciation), net	99,917	(52,932)	29,166	(451)	75,700
Balance, end of period	$730,880	$869,668	$368,655	$(3,556)	$1,965,647
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$70,591	$(54,058)	$29,166	$(376)	$45,323

(1)Purchases include paid-in-kind interest and securities received in connection with restructurings.
(2)Sales/settlements include distributions, principal redemptions, securities disposed of in connection with restructurings and contingent consideration payments.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables set forth a summary of changes in the fair value of the Level III measurements for the year ended December 31, 2021:

Level III Assets of the Company	Equity Securities	Fixed Income	Partnership Interests	Contingent Consideration	Total
Balance, beginning of period	$88,412	$53,349	$2,575	$—	$144,336
Transfer in due to changes in consolidation	—	7,623	—	—	7,623
Established in connection with acquisition	—	—	—	(34,200)	(34,200)
Purchases(1)	19,278	1,689	—	—	20,967
Sales/settlements(2)	—	(13,290)	—	—	(13,290)
Change in fair value	—	—	—	(23,235)	(23,235)
Realized and unrealized appreciation, net	1,259	3,026	—	—	4,285
Balance, end of period	$108,949	$52,397	$2,575	$(57,435)	$106,486
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$1,259	$1,575	$—	$(23,235)	$(20,401)

Level III Net Assets of Consolidated Funds	Equity Securities	Fixed Income	Partnership Interests	Derivatives, Net	Total
Balance, beginning of period	$221,043	$542,306	$231,857	$1,060	$996,266
Transfer out due to changes in consolidation	(157)	(49,326)	—	—	(49,483)
Transfer in	2,195	59,845	—	—	62,040
Transfer out	(33)	(214,906)	—	—	(214,939)
Purchases(1)	118,963	904,497	15,000	—	1,038,460
Sales/settlements(2)	(1,180)	(512,505)	(45,500)	301	(558,884)
Amortized discounts/premiums	—	1,683	—	—	1,683
Realized and unrealized appreciation (depreciation), net	(1,648)	11,358	37,316	(4,466)	42,560
Balance, end of period	$339,183	$742,952	$238,673	$(3,105)	$1,317,703
Change in net unrealized appreciation/depreciation included in earnings related to financial assets still held at the reporting date	$(848)	$3,886	$37,316	$(3,627)	$36,727

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2022:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$62,129	Market approach	Multiple of book value	3.2x	3.2x
	44,166	Market approach	Multiple of book value	1.3x	1.3x
	15,490	Transaction price(1)	N/A	N/A	N/A
Collateralized loan obligations	25,163	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income
	30,189	Transaction price(1)	N/A	N/A	N/A
	21,582	Other	N/A	N/A	N/A
Total assets	$198,719

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$401,229	Discounted cash flow	Discount rate	8.0% - 18.0%	12.0%
	290,258	Market approach	Multiple of book value	1.0x - 1.2x	1.2x
	36,681	Market approach	Net income multiple	30.0x	30.0x
	2,064	Market approach	EBITDA multiple(2)	6.3x - 31.0x	13.6x
	648	Other	N/A	N/A	N/A
Partnership interest	368,655	Discounted cash flow	Discount rate	10.3% - 22.0%	18.9%
Fixed income investments
	731,708	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	125,612	Market approach	Yield	6.6% - 21.7%	12.8%
	6,155	Transaction price	N/A	N/A	N/A
	4,479	Market approach	EBITDA multiple	8.0x - 9.0x	8.5x
	1,714	Other	N/A	N/A	N/A
Total assets	$1,969,203
Liabilities
Derivative instruments	$(3,556)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,556)

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables summarize the quantitative inputs and assumptions used for the Company’s and the Consolidated Funds’ Level III measurements as of December 31, 2021:

Level III Measurements of the Company	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$50,690	Discounted cash flow	Discount rates	14.0% - 20.0%	14.3%
	43,649	Market approach	Multiple of book value	1.4x	1.4x
	14,610	Transaction price(1)	N/A	N/A	N/A
Partnership interests	2,575	Other	N/A	N/A	N/A
Collateralized loan obligations	30,815	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Other fixed income	21,582	Other	N/A	N/A	N/A
Total assets	$163,921
Liabilities
Contingent consideration	$(47,873)	Other	N/A	N/A	N/A
	(9,562)	Monte Carlo simulation	Discount rate	8.5%	8.5%
			Volatility	18.0%	18.0%
Total liabilities	$(57,435)

Level III Measurements of the Consolidated Funds	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range	Weighted Average
Assets
Equity securities
	$140,185	Market approach	Multiple of book values	1.0x- 1.2x	1.1x
	123,685	Discounted cash flow	Discount rate	20.0%	20.0%
	74,041	Transaction price(1)	N/A	N/A	N/A
	1,261	Market approach	EBITDA multiples(2)	1.0x - 64.4x	17.5x
	11	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Partnership interests	238,673	Discounted cash flow	Discount rate	23.4%	23.4%
Fixed income investments
	614,754	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
	128,198	Income approach	Yield	3.5% - 16.2%	6.7%
Total assets	$1,320,808
Liabilities
Derivative instruments	$(3,105)	Broker quotes and/or 3rd party pricing services	N/A	N/A	N/A
Total liabilities	$(3,105)

(1)Transaction price consists of securities purchased or restructured. The Company determined that there has been no change to the valuation based on the underlying assumptions used at the closing of such transactions.
(2)“EBITDA” in the table above is a non-GAAP financial measure and refers to earnings before interest, tax, depreciation and amortization.

The Company has an insurance-related investment in a private fund managed by a third party that is valued using NAV per share. The terms and conditions of this fund do not allow for redemptions without certain events or approvals that are outside the Company’s control. This investment had a fair value of $1.4 million and $6.0 million as of December 31, 2022 and 2021, respectively. The Company has no unfunded commitments for this investment.

The Consolidated Funds have limited partnership interests in private equity funds managed by the Company that are valued using NAV per share. The terms and conditions of these funds do not allow for redemptions without certain events or approvals that are outside the Company’s control. As of December 31, 2022, these investments had a fair value of $1,023.5 million and unfunded commitments of $869.0 million. As of December 31, 2021, these investments had a fair value of $469.6 million and unfunded commitments of $1,200.0 million.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

7. DEBT
The following table summarizes the Company’s and its subsidiaries’ debt obligations:

				As of December 31,
				2022		2021
	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Credit Facility(1)	Revolving	3/31/2027	N/A	$700,000	5.37%	$415,000	1.25%
2024 Senior Notes(2)	10/8/2014	10/8/2024	$250,000	248,693	4.21	247,979	4.21
2030 Senior Notes(3)	6/15/2020	6/15/2030	400,000	396,602	3.28	396,156	3.28
2052 Senior Notes(4)	1/21/2022	2/1/2052	500,000	483,802	3.77	—	—
2051 Subordinated Notes(5)	6/30/2021	6/30/2051	450,000	444,757	4.13	444,574	4.13
Total debt obligations				$2,273,854		$1,503,709

(1)On March 31, 2022, the Company amended the Credit Facility to, among other things, increase the revolver commitments from $1.090 billion to $1.275 billion with an accordion feature of $375.0 million, replace the LIBOR based-rate with a Secured Overnight Financing Rate (“SOFR”) based-rate plus an applicable credit spread adjustment and extend the maturity date from March 2026 to March 2027. On July 6, 2022, the Company increased the revolver commitments from $1.275 billion to $1.325 billion via the accordion. The AOG entities are borrowers under the Credit Facility. The Credit Facility has a variable interest rate based on SOFR or a base rate plus an applicable margin, which is subject to adjustment based on the achievement of certain environmental, social and governance-related targets, with an unused commitment fee paid quarterly, which is subject to change with the Company’s underlying credit agency rating. As of December 31, 2022, base rate loans bear interest calculated based on the base rate and the SOFR loans bear interest calculated based on SOFR plus 1.00%. The unused commitment fee is 0.10% per annum. There is a base rate and SOFR floor of zero.
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
(5)The 2051 Subordinated Notes were issued in June 2021 by Ares Finance Co. III LLC, an indirect subsidiary of the Company with interest paid semi-annually at a fixed rate of 4.125%. Beginning June 30, 2026, the interest rate will reset on every fifth year based on the five-year U.S. Treasury Rate plus 3.237%. The Company may redeem the 2051 Subordinated Notes prior to maturity or defer interest payments up to five consecutive years, subject to the terms of the indenture governing the 2051 Subordinated Notes.

As of December 31, 2022, the Company and its subsidiaries were in compliance with all covenants under the debt obligations.
The Company typically incurs and pays debt issuance costs when entering into a new debt obligation or when amending an existing debt agreement. Debt issuance costs related to the 2024, 2030 and 2052 Senior Notes (the “Senior Notes”) and 2051 Subordinated Notes are recorded as a reduction of the corresponding debt obligation, and debt issuance costs related to the Credit Facility are included within other assets within the Consolidated Statements of Financial Condition. All debt issuance costs are amortized over the remaining term of the related obligation into interest expense within the Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the activity of the Company’s debt issuance costs:

	Credit Facility	Senior Notes	Subordinated Notes
Unamortized debt issuance costs as of December 31, 2020	$5,232	$4,283	$—
Debt issuance costs incurred	1,282	—	5,518
Amortization of debt issuance costs	(1,240)	(594)	(92)
Unamortized debt issuance costs as of December 31, 2021	5,274	3,689	5,426
Debt issuance costs incurred	1,516	5,482	—
Amortization of debt issuance costs	(1,280)	(778)	(183)
Unamortized debt issuance costs as of December 31, 2022	$5,510	$8,393	$5,243

Loan Obligations of the Consolidated CLOs
Loan obligations of the Consolidated Funds that are CLOs (“Consolidated CLOs”) represent amounts due to holders of debt securities issued by the Consolidated CLOs. The Company measures the loan obligations of the Consolidated CLOs using the fair value of the financial assets of its Consolidated CLOs.

The following loan obligations were outstanding and classified as liabilities of the Consolidated CLOs:

	As of December 31,
	2022			2021
	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)	Fair Value of Loan Obligations	Weighted Average Interest Rate	Weighted Average Remaining Maturity (in years)
Senior secured notes	$10,142,545	4.84%	8.8	$10,016,638	1.93%	9.4
Subordinated notes(1)	559,175	N/A	7.8	641,023	N/A	8.1
Total loan obligations of Consolidated CLOs	$10,701,720			$10,657,661

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
Credit Facilities of the Consolidated Funds
Certain Consolidated Funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally are collateralized by the unfunded capital commitments of the Consolidated Funds’ limited partners, bear an annual commitment fee based on unfunded commitments and contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments and portfolio asset dispositions. The creditors of these facilities have no recourse to the Company and only have recourse to a subsidiary of the Company to the extent the debt is guaranteed by such subsidiary. As of December 31, 2022 and 2021, the Consolidated Funds were in compliance with all covenants under such credit facilities.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Consolidated Funds had the following revolving bank credit facilities outstanding:

			As of December 31,
			2022		2021
Consolidated Funds’ Debt Facilities	Maturity Date	Total Capacity	Outstanding Loan(1)	Effective Rate	Outstanding Loan(1)	Effective Rate
Credit Facilities:
	10/13/2023	$112,817	$77,496	5.89%	$71,500	1.59%
	7/1/2023	18,000	15,550	6.25	16,271	1.73
	7/23/2024	100,000	75,000	7.28	40,000	3.09
	9/24/2026	150,000	—	N/A	—	N/A
	9/12/2027	54,000	—	N/A	N/A	N/A
Total borrowings of Consolidated Funds			$168,046		$127,771

(1)The fair values of the borrowings approximate the carrying value as the interest rate on the borrowings is a floating rate.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

8. OTHER ASSETS

The components of other assets were as follows:

	As of December 31,
	2022	2021
Other assets of the Company:
Accounts and interest receivable	$120,903	$159,757
Fixed assets, net	79,678	71,260
Deferred tax assets, net	68,933	39,398
Other assets	111,623	64,340
Total other assets of the Company	$381,137	$334,755
Other assets of Consolidated Funds:
Dividends and interest receivable	$60,321	$36,350
Income tax and other receivables	5,249	3,080
Total other assets of Consolidated Funds	$65,570	$39,430
Fixed Assets, Net
The components of fixed assets were as follows:

	As of December 31,
	2022	2021
Office and computer equipment	$41,547	$31,963
Internal-use software	57,200	53,048
Leasehold improvements	84,820	74,677
Fixed assets, at cost	183,567	159,688
Less: accumulated depreciation	(103,889)	(88,428)
Fixed assets, net	$79,678	$71,260

For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $26.2 million, $22.1 million and $19.0 million, respectively, and is included within general, administrative and other expenses within the Consolidated Statements of Operations. During 2022, the Company disposed of $10.0 million of fixed assets that were fully depreciated.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

9. COMMITMENTS AND CONTINGENCIES
Indemnification Arrangements
Consistent with standard business practices in the normal course of business, the Company enters into contracts that contain indemnities for affiliates of the Company, persons acting on behalf of the Company or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the Company’s maximum exposure under these arrangements cannot be determined and has not been recorded within the Consolidated Statements of Financial Condition. As of December 31, 2022, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
Commitments
As of December 31, 2022 and 2021, the Company had aggregate unfunded commitments to invest in funds it manages or to support certain strategic initiatives of $677.9 million and $677.3 million, respectively.
Guarantees
The Company has entered into agreements with financial institutions to guarantee credit facilities held by certain funds. In the ordinary course of business, the guarantee of credit facilities held by funds may indicate control and result in consolidation of the fund. As of December 31, 2022 and 2021, the Company’s maximum exposure to losses from guarantees was $31.5 million and $209.7 million, respectively.
Contingent Liabilities
In connection with the Landmark Acquisition, the Company established a management incentive program (the “Landmark MIP”) with certain professionals of Landmark. The Landmark MIP represents a contingent liability not to exceed $300.0 million and is based on the achievement of revenue targets from the fundraising of certain Landmark funds during a measurement period. The Landmark MIP has been remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Consolidated Statements of Operations. In connection with the fundraising for an acquired Landmark private equity secondaries fund, the revenue targets on which the Landmark MIP were contingent were not achieved so the Company reversed all previously recorded expenses of $36.7 million associated with the Landmark MIP during the year ended December 31, 2022. The reversal of expense was recorded within compensation and benefits expense within the Consolidated Statements of Operations.
The purchase agreement with Black Creek contains provisions obligating the Company to make payments in an aggregate amount not to exceed $275.0 million to certain senior professionals and advisors upon the achievement of certain revenue targets through a measurement period no later than December 31, 2024. The revenue targets were achieved and the maximum contingent payment was recorded during the year ended December 31, 2022.

Of the total contingent liability, 96% required continued service through the measurement period and was accounted for as compensation expense instead of as a component of purchase consideration. The fair value of this contingent liability was remeasured at each reporting date with compensation expense recorded ratably over the service period, which was the Black Creek Acquisition date through the achievement date. As of December 31, 2022, the maximum contingent payment was achieved and the Company had $248.0 million recorded within accrued compensation within the Consolidated Statements of Financial Condition. As of December 31, 2021, the fair value of the contingent liability was $229.5 million and the Company recorded $45.9 million within accrued compensation within the Consolidated Statements of Financial Condition. Compensation expense of $218.1 million and $45.9 million for the years ended December 31, 2022 and 2021, respectively, is presented within compensation and benefits within the Consolidated Statements of Operations.

The remaining 4% portion of the contingent liability did not require continued service through the measurement period and was accounted for as contingent consideration as a component of purchase consideration. The fair value of this contingent liability was remeasured at each reporting date with changes in fair value recorded within other expense over the service period. As of December 31, 2021, the fair value of the contingent liability was $9.6 million. Other expense of $1.4 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively, is presented within other income, net within the Consolidated Statements of Operations.

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

The Company expects to settle each portion of the liability with a combination of 15% cash and 85% equity awards. Expense associated with the cash components are recognized ratably over the respective measurement periods, which will end on the final fundraising date for each of the infrastructure debt funds included in the Infrastructure Debt MIP agreement. Expense associated with the equity component is recognized ratably over the service periods, which will continue for four years beyond each of the measurement period end dates. The Infrastructure Debt MIP is remeasured each period with incremental changes in fair value included within compensation and benefits expense within the Consolidated Statements of Operations. Following each of the measurement period end dates, the cash component will be paid and restricted units for the portion of the Infrastructure Debt MIP award earned will be granted at fair value. The unpaid liability at the respective measurement period end dates will be reclassified from liability to additional paid-in-capital and any difference between the fair value of the Infrastructure Debt MIP award earned at the respective measurement period end date and the previously recorded compensation expense will be recognized over the remaining four year service period as equity-based compensation expense.
The revenue target was achieved for one of the infrastructure debt funds during the year ended December 31, 2022 with the fair value of the contingent liability of $21.8 million as of December 31, 2022. For the year ended December 31, 2022, compensation expense of $7.0 million is presented within compensation and benefits within the Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Consolidated Statements of Financial Condition. As of December 31, 2022, the remaining contingent liability was estimated to be $13.5 million with the remaining maximum contingent liability not to exceed $15.0 million. Compensation expense associated with the remaining contingent liability of $2.2 million for the year ended December 31, 2022 is presented within compensation and benefits within the Consolidated Statements of Operations with an equal offset presented within accrued compensation within the Consolidated Statements of Financial Condition.
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
At December 31, 2022 and 2021, if the Company assumed all existing investments were worthless, the amount of carried interest subject to potential repayment, net of tax distributions, which may differ from the recognition of revenue, would have been approximately $128.4 million and $194.6 million, respectively, of which approximately $101.0 million and $153.3 million, respectively, is reimbursable to the Company by certain professionals who are the recipients of such carried interest. Management believes the possibility of all of the investments becoming worthless is remote. As of December 31, 2022 and 2021, if the funds were liquidated at their fair values, there would be no contingent repayment obligation or liability.

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
Leases

The Company leases office space and certain office equipment. The Company’s leases have remaining lease terms of one to 11 years. The tables below present certain supplemental quantitative disclosures regarding the Company’s leases:

		As of December 31,
	Classification	2022	2021
Operating lease assets	Right-of-use operating lease assets	$155,950	$167,652
Finance lease assets	Other assets(1)	400	1,011
Total lease assets		$156,350	$168,663

Operating lease liabilities	Operating lease liabilities	$190,616	$205,075
Finance lease obligations	Accounts payable, accrued expenses and other liabilities	330	936
Total lease liabilities		$190,946	$206,011

(1) Finance lease assets are recorded net of accumulated amortization of $2.1 million and $1.6 million as of December 31, 2022 and 2021, respectively.

Maturity of lease liabilities	Operating Leases	Finance Leases
2023	$46,532	$167
2024	42,716	162
2025	37,242	11
2026	25,198	—
2027	15,864	—
Thereafter	36,077	—
Total future payments	203,629	340
Less: interest	13,013	10
Total lease liabilities	$190,616	$330

		Year ended December 31,
	Classification	2022	2021	2020
Operating lease expense	General, administrative and other expenses	$42,746	$38,135	$31,713
Finance lease expense:
Amortization of finance lease assets	General, administrative and other expenses	633	561	469
Interest on finance lease liabilities	Interest expense	14	27	43
Total lease expense		$43,393	$38,723	$32,225

	Year ended December 31,
Other information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$46,558	$37,500	$32,121
Operating cash flows for finance leases	21	39	53
Financing cash flows for finance leases	593	535	460
Leased assets obtained in exchange for new finance lease liabilities	13	189	—
Leased assets obtained in exchange for new operating lease liabilities	43,331	57,624	36,935

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31,
Lease term and discount rate	2022	2021
Weighted-average remaining lease terms (in years):
Operating leases	5.5	6.0
Finance leases	2.1	1.8
Weighted-average discount rate:
Operating leases	2.72%	1.81%
Finance leases	2.99%	2.94%

10. RELATED PARTY TRANSACTIONS
Substantially all of the Company’s revenue is earned from its affiliates. The related accounts receivable are included within due from affiliates within the Consolidated Statements of Financial Condition, except that accrued carried interest allocations, which is predominantly due from affiliated funds, is presented separately within investments within the Consolidated Statements of Financial Condition.
The Company has investment management agreements with the Ares Funds that it manages. In accordance with these agreements, these Ares Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Ares Funds.
The Company is reimbursed for expenses incurred in providing administrative services to certain related parties, including our public vehicles, and with certain private funds that pay administrative fees based on invested capital. The Company is also party to agreements with certain real estate funds which pay fees to the Company to provide various services, such as administration, acquisition, development, property management and the sale and distribution of fund shares in our non-traded vehicles, among others.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The Company considers its professionals and non-consolidated funds to be affiliates. Amounts due from and to affiliates were composed of the following:

	As of December 31,
	2022	2021
Due from affiliates:
Management fees receivable from non-consolidated funds	$456,314	$372,249
Incentive fee receivable from non-consolidated funds	169,979	211,243
Payments made on behalf of and amounts due from non-consolidated funds and employees	132,179	86,891
Due from affiliates—Company	$758,472	$670,383
Amounts due from non-consolidated funds	$15,789	$7,234
Due from affiliates—Consolidated Funds	$15,789	$7,234
Due to affiliates:
Management fee received in advance and rebates payable to non-consolidated funds	$8,701	$10,160
Tax receivable agreement liability	118,466	100,542
Undistributed carried interest and incentive fees	121,332	66,494
Payments made by non-consolidated funds on behalf of and payable by the Company	4,299	21,357
Due to affiliates—Company	$252,798	$198,553
Amounts due to portfolio companies and non-consolidated funds	$4,037	$—
Due to affiliates—Consolidated Funds	$4,037	$—

Due from and Due to Ares Funds and Portfolio Companies
In the normal course of business, the Company pays certain expenses on behalf of Consolidated Funds and non-consolidated funds for which it is reimbursed. Conversely, Consolidated Funds and non-consolidated funds may pay certain expenses that are reimbursed by the Company. Amounts advanced on behalf of Consolidated Funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily professional services, travel and other costs associated with particular portfolio company holdings, are subject to reimbursement by the portfolio companies.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

11. INCOME TAXES

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s consolidated financial statements.
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
The provision for income taxes attributable to the Company and the Consolidated Funds, consisted of the following:

	Year ended December 31,
Provision for Income Taxes	2022	2021	2020
The Company
Current:
U.S. federal income tax expense	$42,452	$40,861	$23,845
State and local income tax expense	7,614	12,121	6,714
Foreign income tax expense	14,119	11,684	9,141
	64,185	64,666	39,700
Deferred:
U.S. federal income tax expense	10,660	68,201	12,451
State and local income tax expense	2,131	13,040	1,952
Foreign income tax expense (benefit)	(5,416)	1,390	772
	7,375	82,631	15,175
Total:
U.S. federal income tax expense	53,112	109,062	36,296
State and local income tax expense	9,745	25,161	8,666
Foreign income tax expense	8,703	13,074	9,913
Income tax expense	71,560	147,297	54,875

Consolidated Funds
Current:
Foreign income tax expense	331	88	118
Income tax expense	331	88	118

Total Provision for Income Taxes
Total current income tax expense	64,516	64,754	39,818
Total deferred income tax expense	7,375	82,631	15,175
Income tax expense	$71,891	$147,385	$54,993

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The effective income tax rate differed from the federal statutory rate for the following reasons:

	Year ended December 31,
	2022	2021	2020
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
Income passed through to non-controlling interests	(8.9)	(9.2)	(8.2)
State and local taxes, net of federal benefit	2.2	1.9	1.8
Foreign taxes	(1.4)	(0.1)	0.3
Permanent items	0.6	(0.3)	(0.5)
Disallowed executive compensation	0.1	0.7	—
Other, net	0.3	(0.2)	(0.2)
Valuation allowance	0.2	—	0.3
Total effective rate	14.1%	13.8%	14.5%
Deferred Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows as of December 31, 2022 and 2021. Deferred tax assets, net are included within other assets within the Consolidated Statements of Financial Condition.

	As of December 31,
Deferred Tax Assets and Liabilities of the Company	2022	2021
Deferred tax assets
Amortizable tax basis for AOG Unit exchanges	$124,217	$108,644
Net operating losses and capital loss carryforwards	2,192	1,292
Other, net	6,089	6,101
Total gross deferred tax assets	132,498	116,037
Valuation allowance	(2,155)	(1,010)
Total net deferred tax assets	130,343	115,027
Deferred tax liabilities
Investment in partnerships	(61,410)	(75,629)
Total deferred tax liabilities	(61,410)	(75,629)
Deferred tax assets, net	$68,933	$39,398

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
As of December 31, 2022 and 2021, the valuation allowance for deferred tax assets is $2.2 million and $1.0 million, respectively. The deferred tax assets related to operating losses in foreign jurisdictions and certain capital loss carryforwards do not meet the more likely than not threshold and have a valuation allowance recorded for the net balance.

As of, and for the years ended December 31, 2022, 2021 and 2020, the Company had no significant uncertain tax positions.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

12. EARNINGS PER SHARE
For the year ended December 31, 2022, the Company had Class A and non-voting common stock outstanding. The non-voting common stock has the same economic rights as the Class A common stock; therefore, earnings per share is presented on a combined basis. Income of the Company has been allocated on a proportionate basis to the two common stock classes.

Basic earnings per share of Class A and non-voting common stock is computed by using the two-class method. Diluted earnings per share of Class A and non-voting common stock is computed using the more dilutive method of either the two-class method or the treasury stock method. For the year ended December 31, 2022 the two-class stock method was the more dilutive method. For the years ended December 31, 2021 and 2020, the treasury stock method was the more dilutive method.

The computation of diluted earnings per share excludes the following restricted units and AOG Units as their effect would have been anti-dilutive:

	Year ended December 31,
	2022	2021	2020
Restricted units	—	132	16,599
AOG Units	—	116,226,798	115,126,565

The following table presents the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2022	2021	2020
Basic earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$167,541	$386,748	$130,442
Distributions on unvested restricted units	(14,096)	(10,986)	(10,454)
Undistributed earnings allocable to participating unvested restricted units	—	(7,138)	—
Net income available to Class A and non-voting common stockholders	$153,445	$368,624	$119,988
Basic weighted-average shares of Class A and non-voting common stock	175,510,798	163,703,626	135,065,436
Basic earnings per share of Class A and non-voting common stock	$0.87	$2.24	$0.89

Diluted earnings per share of Class A and non-voting common stock:
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$167,541	$386,748	$130,442
Distributions on unvested restricted units	(14,096)	—	—
Net income available to Class A and non-voting common stockholders	$153,445	$386,748	$130,442
Effect of dilutive shares:
Restricted units	—	11,209,144	9,207,639
Options	—	5,199,501	5,235,423
Diluted weighted-average shares of Class A and non-voting common stock	175,510,798	180,112,271	149,508,498
Diluted earnings per share of Class A and non-voting common stock	$0.87	$2.15	$0.87

Dividend declared and paid per Class A and non-voting common stock	$2.44	$1.88	$1.60

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

13. EQUITY COMPENSATION
Equity Incentive Plan
Equity-based compensation is granted under the Company’s 2014 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). The total number of shares available to be issued under the Equity Incentive Plan resets based on a formula defined in the Equity Incentive Plan and may increase on January 1 of each year. On January 1, 2022, the total number of shares available for issuance under the Equity Incentive Plan reset to 49,293,000 shares and as of December 31, 2022, 44,488,640 shares remained available for issuance.
Generally, unvested restricted units are forfeited upon termination of employment in accordance with the Equity Incentive Plan. The Company recognizes forfeitures as a reversal of previously recognized compensation expense in the period the forfeiture occurs.
Equity-based compensation expense, net of forfeitures, recorded by the Company is presented in the following table:

	Year ended December 31,
	2022	2021	2020
Restricted units	$200,391	$170,980	$115,680
Restricted units with a market condition	—	66,211	7,263
Options	—	—	43
Equity-based compensation expense	$200,391	$237,191	$122,986

Restricted Units

Each restricted unit represents an unfunded, unsecured right of the holder to receive a share of the Company’s Class A common stock on a specific date. The restricted units generally vest and are settled in shares of Class A common stock either (i) at a rate of one-third per year, beginning on the third anniversary of the grant date, (ii) at a rate of one quarter per year, beginning on the second anniversary of the grant date or the holder’s employment commencement date, or (iii) at a rate of one-third per year, beginning on the first anniversary of the grant date, in each case generally subject to the holder’s continued employment as of the applicable vesting date (subject to accelerated vesting upon certain qualifying terminations of employment or retirement eligibility provisions). Compensation expense associated with restricted units is recognized on a straight-line basis over the requisite service period of the award.

Restricted units are delivered net of the holder’s payroll related taxes upon vesting. For the year ended December 31, 2022, 5.5 million restricted units vested and 3.1 million shares of Class A common stock were delivered to the holders. For the year ended December 31, 2021, 8.3 million restricted units vested and 4.5 million shares of Class A common stock were delivered to the holders.

The holders of restricted units, other than awards that have not yet been issued as described in the subsequent sections, generally have the right to receive as current compensation an amount in cash equal to (i) the amount of any dividend paid with respect to a share of Class A common stock multiplied by (ii) the number of restricted units held at the time such dividends are declared (“Dividend Equivalent”). During the year ended December 31, 2022, the Company declared dividends of $0.61 per share to Class A common stockholders at the close of business on March 17, 2022, June 16, 2022, September 16, 2022 and December 16, 2022. For the year ended December 31, 2022, Dividend Equivalents were made to the holders of restricted units in the aggregate amount of $31.8 million, which are presented as dividends within the Consolidated Statements of Changes in Equity. When units are forfeited, the cumulative amount of Dividend Equivalents previously paid is reclassified to compensation and benefits expense within the Consolidated Statements of Operations.

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents unvested restricted units’ activity:

	Restricted Units	Weighted Average Grant Date Fair Value Per Unit
Balance - December 31, 2021	18,323,036	$36.43
Granted	4,142,621	74.62
Vested	(5,524,397)	27.16
Forfeited	(278,261)	50.95
Balance - December 31, 2022	16,662,999	$48.76

The total compensation expense expected to be recognized in all future periods associated with the restricted units is approximately $545.4 million as of December 31, 2022 and is expected to be recognized over the remaining weighted average period of 3.4 years.

Options
Upon exercise, each option entitles the holders to purchase from the Company one share of Class A common stock at the stated exercise price. The term of the options is generally 10 years, beginning on the grant date.
A summary of options activity during the year ended December 31, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Balance - December 31, 2021	6,306,282	$19.00	2.3	$392,692
Granted	—	—	—	—
Exercised	(1,136,063)	19.00	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balance - December 31, 2022	5,170,219	$19.00	1.3	$255,616
Exercisable at December 31, 2022	5,170,219	$19.00	1.3	$255,616

Net cash proceeds from exercises of stock options were $21.2 million for the year ended December 31, 2022. The Company realized tax benefits of approximately $9.1 million from those exercises.

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
The Company has a stock repurchase program that allows for the repurchase of up to $150.0 million of shares of Class A common stock. Under the program, shares may be repurchased from time to time in open market purchases, privately negotiated transactions or otherwise, including in reliance on Rule 10b5-1 of the Securities Act. The renewal of the program is subject to authorization by the Company’s board of directors on an annual basis. As of December 31, 2022, the program was scheduled to expire in March 2023, and the renewal was subsequently authorized by the Company’s board of directors and will expire in March 2024. Repurchases under the program, if any, will depend on the prevailing market conditions and other factors. During the years ended December 31, 2022, 2021 and 2020, the Company did not repurchase any shares as part of the stock repurchase program.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the changes in each class of common stock:

	Class A Common Stock	Non-Voting Common Stock	Class B Common Stock	Class C Common Stock	Total
Balance - December 31, 2021	168,351,305	3,489,911	1,000	118,609,332	290,451,548
Exchanges of AOG Units	1,348,909	—	—	(1,348,909)	—
Redemptions of AOG Units	—	—	—	(25,000)	(25,000)
Stock option exercises, net of shares withheld for tax	1,123,509	—	—	—	1,123,509
Vesting of restricted stock awards, net of shares withheld for tax	3,068,313	—	—	—	3,068,313
Cancellation of AOG Units	—	—	—	(4,135)	(4,135)
Balance - December 31, 2022	173,892,036	3,489,911	1,000	117,231,288	294,614,235

The following table presents each partner’s AOG Units and corresponding ownership interest in each of the Ares Operating Group entities, as well as its daily average ownership of AOG Units in each of the Ares Operating Group entities:

					Daily Average Ownership
	As of December 31, 2022		As of December 31, 2021		Year ended December 31,
	AOG Units	Direct Ownership Interest	AOG Units	Direct Ownership Interest	2022	2021	2020
Ares Management Corporation	177,381,947	60.21%	171,841,216	59.16%	59.76%	58.48%	53.98%
Ares Owners Holdings, L.P.	117,231,288	39.79	118,609,332	40.84	40.24	41.52	46.02
Total	294,613,235	100.00%	290,450,548	100.00%

The Company’s ownership percentage of the AOG Units will continue to change upon: (i) the vesting of restricted units and exercise of options that were granted under the Equity Incentive Plan; (ii) the exchange of AOG Units for shares of Class A common stock; (iii) the cancellation of AOG Units in connection with certain individuals’ forfeiture of AOG Units upon termination of employment and (iv) the issuance of new AOG Units, including in connection with acquisitions, among other strategic reasons. Holders of the AOG Units, subject to any applicable transfer restrictions, may up to four times each year (subject to the terms of the exchange agreement) exchange their AOG Units for shares of Class A common stock on a one-for-one basis. Equity is reallocated among partners upon a change in ownership to ensure each partners’ capital account properly reflects their respective claim on the residual value of the Company. This change is reflected as either a reallocation of interest or as dilution within the Consolidated Statements of Changes in Equity.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Redeemable Interest

The following table summarizes the activities associated with the redeemable interest in Ares Operating Group entities:

Total
Opening balance at July 1, 2020	$99,804
Net loss	(976)
Currency translation adjustment, net of tax	1,538
Balance - December 31, 2020	100,366
Distribution	(2,390)
Net loss	(1,341)
Currency translation adjustment, net of tax	(627)
Balance - December 31, 2021	96,008
Distribution	(1,887)
Net loss	(851)
Currency translation adjustment, net of tax	(426)
Equity compensation	285
Balance - December 31, 2022	$93,129

The following table summarizes the activities associated with the redeemable interest in Consolidated Funds:

Total
Balance - January 1, 2021	$—
Change in redemption value	1,000,000
Balance - December 31, 2021	1,000,000
Change in redemption value	13,282
Balance - December 31, 2022	$1,013,282

15. SEGMENT REPORTING
The Company operates through its distinct operating segments. On January 1, 2022, the Company changed its segment composition and established the Real Assets Group. The Real Assets Group consists of the activities of the former Real Estate Group and the infrastructure and power strategy, now referred to as infrastructure opportunities, that was formerly presented within the Private Equity Group. The Real Assets Group also includes infrastructure debt following the Infrastructure Debt Acquisition. The Company reclassified activities from the infrastructure opportunities strategy in the Private Equity Group and from the former Real Estate Group to the Real Assets Group to better align the segment presentation with how the asset classes within the investment strategies are managed. The Company has modified historical results to conform with its current presentation. During the third quarter of 2022, the Company renamed the Secondary Solutions Group segment to the Secondaries Group. The segment name change did not result in any change to the composition of the Company’s segments and therefore did not result in any change to historical results. The Company operating segments are summarized below:
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

Secondaries Group: The Secondaries Group invests in secondary markets across a range of alternative asset class strategies, including private equity, real estate and infrastructure.

Strategic Initiatives: Strategic Initiatives represents an all-other category that includes operating segments and strategic investments that seek to expand the Company’s reach and its scale in new and existing global markets.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The OMG consists of shared resource groups to support the Company’s operating segments by providing infrastructure and administrative support in the areas of accounting/finance, operations, information technology, legal, compliance, human resources, strategy, relationship management and distribution. The OMG includes Ares Wealth Management Solutions, LLC (“AWMS”) that facilitates the product development, distribution, marketing and client management activities for investment offerings in the global wealth management channel. Additionally, the OMG provides services to certain of the Company’s managed funds and vehicles, which reimburse the OMG for expenses equal to the costs of services provided. The OMG’s revenues and expenses are not allocated to the Company’s operating segments but the Company does consider the financial results of the OMG when evaluating its financial performance.
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
Realized income (“RI”) is an operating metric used by management to evaluate performance of the business based on operating performance and the contribution of each of the business segments to that performance, while removing the fluctuations of unrealized income and expenses, which may or may not be eventually realized at the levels presented and whose realizations depend more on future outcomes than current business operations. RI differs from income before taxes by excluding (i) operating results of the Consolidated Funds, (ii) depreciation and amortization expense, (iii) the effects of changes arising from corporate actions, (iv) unrealized gains and losses related to carried interest, incentive fees and investment performance and (v) certain other items that the Company believes are not indicative of operating performance. Changes arising from corporate actions include equity-based compensation expenses, the amortization of intangible assets, transaction costs associated with mergers, acquisitions and capital activities, underwriting costs and expenses incurred in connection with corporate reorganization. RI is reduced by a placement fee adjustment that represents the net portion of either expense deferral or amortization that is required to match the timing of expense recognition with the period over which management fees are expected to be earned from the associated fund for segment purposes but have been expensed up front in accordance with GAAP. For periods in which the amortization of placement fees for segment purposes is higher than the GAAP expense, the placement fee adjustment is presented as a reduction to RI. Management believes RI is a more appropriate metric to evaluate the Company’s current business operations.
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
Many of the Ares Funds managed by the Company have mandates that allow for investing across different geographic regions, including North America, Europe and Asia-Pacific. The primary geographic region in which the Company invests in is North America and the majority of its revenues are generated in North America.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following tables present the financial results for the Company’s operating segments, as well as the OMG:

	Year ended December 31, 2022
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$1,355,975	$199,837	$347,808	$176,694	$72,214	$2,152,528	$—	$2,152,528
Fee related performance revenues	71,497	—	167,693	235	—	239,425	—	239,425
Other fees	31,945	1,888	35,879	—	321	70,033	24,529	94,562
Compensation and benefits	(441,778)	(86,561)	(240,015)	(53,743)	(33,011)	(855,108)	(317,396)	(1,172,504)
General, administrative and other expenses	(73,945)	(30,697)	(39,739)	(12,685)	(7,578)	(164,644)	(155,017)	(319,661)
Fee related earnings	943,694	84,467	271,626	110,501	31,946	1,442,234	(447,884)	994,350
Performance income—realized	156,784	123,806	133,130	4,156	145	418,021	—	418,021
Performance related compensation—realized	(97,564)	(90,300)	(83,105)	(3,515)	(57)	(274,541)	—	(274,541)
Realized net performance income	59,220	33,506	50,025	641	88	143,480	—	143,480
Investment income (loss)—realized	7,071	3,432	3,115	—	868	14,486	(37)	14,449
Interest and other investment income (expense)—realized	26,567	2,546	9,045	3,683	9,851	51,692	(1,588)	50,104
Interest expense	(15,395)	(15,953)	(11,346)	(5,660)	(22,318)	(70,672)	(684)	(71,356)
Realized net investment income (loss)	18,243	(9,975)	814	(1,977)	(11,599)	(4,494)	(2,309)	(6,803)
Realized income	$1,021,157	$107,998	$322,465	$109,165	$20,435	$1,581,220	$(450,193)	$1,131,027

	Year ended December 31, 2021
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$1,070,608	$181,918	$218,202	$97,945	$66,604	$1,635,277	$—	$1,635,277
Fee related performance revenues	86,480	—	51,399	—	—	137,879	—	137,879
Other fees	27,103	1,070	13,038	—	82	41,293	8,478	49,771
Compensation and benefits	(410,394)	(78,156)	(127,679)	(25,215)	(26,673)	(668,117)	(226,725)	(894,842)
General, administrative and other expenses	(54,686)	(21,625)	(24,181)	(6,862)	(7,778)	(115,132)	(100,645)	(215,777)
Fee related earnings	719,111	83,207	130,779	65,868	32,235	1,031,200	(318,892)	712,308
Performance income—realized	207,446	171,637	95,270	70	4	474,427	—	474,427
Performance related compensation—realized	(131,900)	(137,576)	(59,056)	(49)	(2)	(328,583)	—	(328,583)
Realized net performance income	75,546	34,061	36,214	21	2	145,844	—	145,844
Investment income (loss)—realized	1,989	(3,754)	17,700	19	13	15,967	—	15,967
Interest and other investment income—realized	20,377	11,514	7,252	2,261	3,948	45,352	226	45,578
Interest expense	(8,038)	(7,925)	(6,394)	(836)	(13,031)	(36,224)	(536)	(36,760)
Realized net investment income (loss)	14,328	(165)	18,558	1,444	(9,070)	25,095	(310)	24,785
Realized income	$808,985	$117,103	$185,551	$67,333	$23,167	$1,202,139	$(319,202)	$882,937

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2020
	Credit Group	Private Equity Group	Real Assets Group	Secondaries Group	Strategic Initiatives	Total Segments	OMG	Total
Management fees	$841,138	$181,813	$137,027	$—	$26,587	$1,186,565	$—	$1,186,565
Fee related performance revenues	22,160	—	827	—	—	22,987	—	22,987
Other fees	18,644	178	974	—	152	19,948	—	19,948
Compensation and benefits	(320,111)	(77,266)	(66,374)	—	(6,442)	(470,193)	(155,979)	(626,172)
General, administrative and other expenses	(53,997)	(20,460)	(13,936)	—	(2,926)	(91,319)	(80,778)	(172,097)
Fee related earnings	507,834	84,265	58,518	—	17,371	667,988	(236,757)	431,231
Performance income—realized	70,148	392,635	61,446	—	—	524,229	—	524,229
Performance related compensation—realized	(44,582)	(315,905)	(38,975)	—	—	(399,462)	—	(399,462)
Realized net performance income	25,566	76,730	22,471	—	—	124,767	—	124,767
Investment income (loss)—realized	(2,309)	25,018	7,228	—	13	29,950	(5,698)	24,252
Interest and other investment income (expense)—realized	16,314	4,027	6,016	—	996	27,353	(739)	26,614
Interest expense	(8,722)	(7,055)	(6,331)	—	(1,465)	(23,573)	(1,335)	(24,908)
Realized net investment income (loss)	5,283	21,990	6,913	—	(456)	33,730	(7,772)	25,958
Realized income	$538,683	$182,985	$87,902	$—	$16,915	$826,485	$(244,529)	$581,956

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the components of the Company’s operating segments’ revenue, expenses and realized net investment income:

	Year ended December 31,
	2022	2021	2020
Segment revenues
Management fees	$2,152,528	$1,635,277	$1,186,565
Fee related performance revenues	239,425	137,879	22,987
Other fees	70,033	41,293	19,948
Performance income—realized	418,021	474,427	524,229
Total segment revenues	$2,880,007	$2,288,876	$1,753,729
Segment expenses
Compensation and benefits	$855,108	$668,117	$470,193
General, administrative and other expenses	164,644	115,132	91,319
Performance related compensation—realized	274,541	328,583	399,462
Total segment expenses	$1,294,293	$1,111,832	$960,974
Segment realized net investment income (expense)
Investment income—realized	$14,486	$15,967	$29,950
Interest and other investment income —realized	51,692	45,352	27,353
Interest expense	(70,672)	(36,224)	(23,573)
Total segment realized net investment income (expense)	$(4,494)	$25,095	$33,730
The following table reconciles the Company’s consolidated revenues to segment revenue:

	Year ended December 31,
	2022	2021	2020
Total consolidated revenue	$3,055,443	$4,212,091	$1,764,046
Performance (income) loss—unrealized	(107,153)	(1,744,056)	7,554
Management fees of Consolidated Funds eliminated in consolidation	46,324	44,896	45,268
Carried interest allocation of Consolidated Funds eliminated in consolidation	7,549	—	—
Incentive fees of Consolidated Funds eliminated in consolidation	3,980	5,458	141
Administrative, transaction and other fees of Consolidated Funds eliminated in consolidation	17,013	4,483	15,824
Administrative fees(1)	(69,414)	(49,223)	(36,512)
OMG revenue	(24,354)	(8,478)	—
Performance income reclass(2)	(14)	1,434	(3,726)
Acquisition-related incentive fees(3)	—	(47,873)	—
Principal investment income, net of eliminations	(12,278)	(99,433)	(28,552)
Net revenue of non-controlling interests in consolidated subsidiaries	(37,089)	(30,423)	(10,314)
Total consolidation adjustments and reconciling items	(175,436)	(1,923,215)	(10,317)
Total segment revenue	$2,880,007	$2,288,876	$1,753,729

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Related to performance income for AREA Sponsor Holdings LLC, an investment pool. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments within the Company’s Consolidated Statements of Operations.
(3)Represents a component of the purchase price from incentive fees associated with one-time contingent consideration recorded in connection with the Black Creek Acquisition. 100% of the fees recognized in 2021 is presented within incentive fees within the Company’s Consolidated Statements of Operations of which 50% is included on an unconsolidated basis for segment reporting purposes.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table reconciles the Company’s consolidated expenses to segment expenses:

	Year ended December 31,
	2022	2021	2020
Total consolidated expenses	$2,749,085	$3,410,083	$1,450,486
Performance related compensation-unrealized	(88,502)	(1,316,205)	11,552
Expenses of Consolidated Funds added in consolidation	(86,988)	(113,024)	(65,527)
Expenses of Consolidated Funds eliminated in consolidation	50,833	50,538	45,408
Administrative fees(1)	(68,255)	(49,223)	(36,512)
OMG expenses	(472,413)	(327,370)	(236,757)
Acquisition and merger-related expense	(15,197)	(21,162)	(11,124)
Equity compensation expense	(200,106)	(237,191)	(122,986)
Acquisition-related compensation expense(2)	(206,252)	(66,893)	—
Placement fee adjustment	(2,088)	(78,883)	(19,329)
Depreciation and amortization expense	(335,083)	(106,705)	(40,662)
Expense of non-controlling interests in consolidated subsidiaries	(30,741)	(32,133)	(13,575)
Total consolidation adjustments and reconciling items	(1,454,792)	(2,298,251)	(489,512)
Total segment expenses	$1,294,293	$1,111,832	$960,974

(1)Represents administrative fees from expense reimbursements that are presented within administrative, transaction and other fees within the Company’s Consolidated Statements of Operations and are netted against the respective expenses for segment reporting.
(2)Represents contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations.

The following table reconciles the Company’s consolidated other income to segment realized net investment income:

	Year ended December 31,
	2022	2021	2020
Total consolidated other income	$204,448	$263,682	$65,918
Investment (income) loss—unrealized	12,769	(58,694)	47,317
Interest and other investment (income) loss—unrealized	(25,603)	6,249	(12,134)
Other income from Consolidated Funds added in consolidation, net	(250,144)	(256,375)	(70,994)
Other expense from Consolidated Funds eliminated in consolidation, net	(16,484)	(2,868)	(14,053)
OMG other (income) expense	14,419	(1,368)	(927)
Performance income reclass(1)	14	(1,434)	3,726
Principal investment income	48,223	120,896	4,044
Other (income) expense, net	1,873	(19,886)	10,277
Other (income) loss of non-controlling interests in consolidated subsidiaries	5,991	(25,107)	556
Total consolidation adjustments and reconciling items	(208,942)	(238,587)	(32,188)
Total segment realized net investment income (expense)	$(4,494)	$25,095	$33,730

(1)Related to performance income for AREA Sponsor Holdings LLC. Changes in value of this investment are reflected within net realized and unrealized gains (losses) on investments within the Company’s Consolidated Statements of Operations.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

The following table presents the reconciliation of income before taxes as reported in the Consolidated Statements of Operations to segment results of RI and FRE:

	Year ended December 31,
	2022	2021	2020
Income before taxes	$510,806	$1,065,690	$379,478
Adjustments:
Depreciation and amortization expense	335,083	106,705	40,662
Equity compensation expense	198,948	237,191	122,986
Acquisition-related compensation expense(1)	206,252	66,893	—
Acquisition-related incentive fees(2)	—	(47,873)	—
Acquisition and merger-related expense	15,197	21,162	11,194
Placement fee adjustment	2,088	78,883	19,329
OMG expense, net	462,478	317,524	235,830
Other (income) expense, net	1,874	(19,886)	10,207
Net (income) expense of non-controlling interests in consolidated subsidiaries	(357)	(23,397)	3,817
Income before taxes of non-controlling interests in Consolidated Funds, net of eliminations	(119,664)	(120,457)	(28,203)
Total performance (income) loss—unrealized	(107,153)	(1,744,056)	7,554
Total performance related compensation—unrealized	88,502	1,316,205	(11,552)
Total investment (income) loss—unrealized	(12,834)	(52,445)	35,183
Realized income	1,581,220	1,202,139	826,485
Total performance income—realized	(418,021)	(474,427)	(524,229)
Total performance related compensation—realized	274,541	328,583	399,462
Total investment income—realized	4,494	(25,095)	(33,730)
Fee related earnings	$1,442,234	$1,031,200	$667,988

(1)Represents contingent obligations resulting from the Landmark Acquisition, the Black Creek Acquisition and the Infrastructure Debt Acquisition that are recorded as compensation expense and are presented within compensation and benefits within the Company’s Consolidated Statements of Operations.
(2)Represents a component of the purchase price from incentive fees associated with one-time contingent consideration recorded in connection with the Black Creek Acquisition. 100% of the fees recognized in 2021 is presented within incentive fees within the Company’s Consolidated Statements of Operations of which 50% is included on an unconsolidated basis for segment reporting purposes.

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

16. CONSOLIDATION
Deconsolidated Funds
Certain funds that have historically been consolidated in the financial statements that are no longer consolidated because, as of the reporting period: (a) such funds have been liquidated or dissolved; or (b) the Company is no longer deemed to be the primary beneficiary of the VIEs as it no longer has a significant economic interest. During the year ended December 31, 2022, the Company did not deconsolidate any entity. During the year ended December 31, 2021, one CLO experienced a significant change in ownership that resulted in deconsolidation of the entity. During the year ended December 31, 2020, one entity was liquidated/dissolved and one CLO experienced a significant change in ownership that resulted in deconsolidation of the entity.
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
The Company’s interests in consolidated and non-consolidated VIEs, as presented within the Consolidated Statements of Financial Condition, its respective maximum exposure to loss relating to non-consolidated VIEs, and its net income attributable to non-controlling interests related to consolidated VIEs, as presented within the Consolidated Statements of Operations, are as follows:

	As of December 31,
	2022	2021
Maximum exposure to loss attributable to the Company’s investment in non-consolidated VIEs(1)	$393,549	$353,768
Maximum exposure to loss attributable to the Company’s investment in consolidated VIEs(1)	537,239	583,192
Assets of consolidated VIEs	13,128,088	13,197,321
Liabilities of consolidated VIEs	11,593,867	12,018,655

(1)As of December 31, 2022 and 2021, the Company’s maximum exposure of loss for CLO securities was equal to the cumulative fair value of our capital interest in CLOs and totaled $82.0 million and $103.8 million, respectively.

	Year ended December 31,
	2022	2021	2020
Net income attributable to non-controlling interests related to consolidated VIEs	$105,797	$115,217	$28,085

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

Consolidating Schedules
The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition, results from operations and cash flows:

	As of December 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$389,987	$—	$—	$389,987
Investments (includes $3,106,577 of accrued carried interest)	4,515,955	—	(541,221)	3,974,734
Due from affiliates	949,532	—	(191,060)	758,472
Other assets	381,137	—	—	381,137
Right-of-use operating lease assets	155,950	—	—	155,950
Intangible assets, net	1,208,220	—	—	1,208,220
Goodwill	999,656	—	—	999,656
Assets of Consolidated Funds
Cash and cash equivalents	—	724,641	—	724,641
Investments held in trust account	—	1,013,382	—	1,013,382
Investments, at fair value	—	12,187,392	3,859	12,191,251
Due from affiliates	—	26,531	(10,742)	15,789
Receivable for securities sold	—	124,050	—	124,050
Other assets	—	65,570	—	65,570
Total assets	$8,600,437	$14,141,566	$(739,164)	$22,002,839
Liabilities
Accounts payable, accrued expenses and other liabilities	$242,663	$—	$(10,742)	$231,921
Accrued compensation	510,130	—	—	510,130
Due to affiliates	252,798	—	—	252,798
Performance related compensation payable	2,282,209	—	—	2,282,209
Debt obligations	2,273,854	—	—	2,273,854
Operating lease liabilities	190,616	—	—	190,616
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	175,435	(7,149)	168,286
Due to affiliates	—	191,238	(187,201)	4,037
Payable for securities purchased	—	314,193	—	314,193
CLO loan obligations, at fair value	—	10,797,332	(95,612)	10,701,720
Fund borrowings	—	168,046	—	168,046
Total liabilities	5,752,270	11,646,244	(300,704)	17,097,810
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,013,282	—	1,013,282
Redeemable interest in Ares Operating Group entities	93,129	—	—	93,129
Non-controlling interest in Consolidated Funds	—	1,482,040	(407,684)	1,074,356
Non-controlling interest in Ares Operating Group entities	1,147,269	—	(12,246)	1,135,023
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (173,892,036 shares issued and outstanding)	1,739	—	—	1,739
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (117,231,288 shares issued and outstanding)	1,172	—	—	1,172
Additional paid-in-capital	1,989,284	—	(18,530)	1,970,754
Accumulated deficit	(369,475)	—	—	(369,475)
Accumulated other comprehensive loss, net of tax	(14,986)	—	—	(14,986)
Total stockholders’ equity	1,607,769	—	(18,530)	1,589,239
Total equity	2,755,038	1,482,040	(438,460)	3,798,618
Total liabilities, redeemable interest, non-controlling interests and equity	$8,600,437	$14,141,566	$(739,164)	$22,002,839

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	As of December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Assets
Cash and cash equivalents	$343,655	$—	$—	$343,655
Investments (includes $2,998,421 of accrued carried interest)	4,271,836	—	(587,572)	3,684,264
Due from affiliates	696,963	—	(26,580)	670,383
Other assets	338,685	—	(3,930)	334,755
Right-of-use operating lease assets	167,652	—	—	167,652
Intangible assets, net	1,422,818	—	—	1,422,818
Goodwill	787,972	—	—	787,972
Assets of Consolidated Funds
Cash and cash equivalents	—	1,049,191	—	1,049,191
Investments held in trust account	—	1,000,285	—	1,000,285
Investments, at fair value	—	11,812,093	4,300	11,816,393
Due from affiliates	—	16,761	(9,527)	7,234
Receivable for securities sold	—	281,132	—	281,132
Other assets	—	39,430	—	39,430
Total assets	$8,029,581	$14,198,892	$(623,309)	$21,605,164
Liabilities
Accounts payable, accrued expenses and other liabilities	$289,200	$—	$(9,527)	$279,673
Accrued compensation	310,222	—	—	310,222
Due to affiliates	198,553	—	—	198,553
Performance related compensation payable	2,190,352	—	—	2,190,352
Debt obligations	1,503,709	—	—	1,503,709
Operating lease liabilities	205,075	—	—	205,075
Liabilities of Consolidated Funds
Accounts payable, accrued expenses and other liabilities	—	117,139	(13,881)	103,258
Due to affiliates	—	26,210	(26,210)	—
Payable for securities purchased	—	1,118,456	—	1,118,456
CLO loan obligations, at fair value	—	10,698,681	(41,020)	10,657,661
Fund borrowings	—	127,771	—	127,771
Total liabilities	4,697,111	12,088,257	(90,638)	16,694,730
Commitments and contingencies
Redeemable interest in Consolidated Funds	—	1,000,000	—	1,000,000
Redeemable interest in Ares Operating Group entities	96,008	—	—	96,008
Non-controlling interest in Consolidated Funds	—	1,110,635	(519,183)	591,452
Non-controlling interest in Ares Operating Group entities	1,403,255	—	(5,508)	1,397,747
Stockholders’ Equity
Class A common stock, $0.01 par value, 1,500,000,000 shares authorized (168,351,305 shares issued and outstanding)	1,684	—	—	1,684
Non-voting common stock, $0.01 par value, 500,000,000 shares authorized (3,489,911 shares issued and outstanding)	35	—	—	35
Class B common stock, $0.01 par value, 1,000 shares authorized (1,000 shares issued and outstanding)	—	—	—	—
Class C common stock, $0.01 par value, 499,999,000 shares authorized (118,609,332 shares issued and outstanding)	1,186	—	—	1,186
Additional paid-in-capital	1,921,539	—	(7,980)	1,913,559
Accumulated deficit	(89,382)	—	—	(89,382)
Accumulated other comprehensive loss, net of tax	(1,855)	—	—	(1,855)
Total stockholders’ equity	1,833,207	—	(7,980)	1,825,227
Total equity	3,236,462	1,110,635	(532,671)	3,814,426
Total liabilities, redeemable interest, non-controlling interests and equity	$8,029,581	$14,198,892	$(623,309)	$21,605,164

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$2,182,757	$—	$(46,324)	$2,136,433
Carried interest allocation	465,561	—	(7,549)	458,012
Incentive fees	305,167	—	(3,980)	301,187
Principal investment income	48,222	—	(35,943)	12,279
Administrative, transaction and other fees	164,545	—	(17,013)	147,532
Total revenues	3,166,252	—	(110,809)	3,055,443
Expenses
Compensation and benefits	1,498,590	—	—	1,498,590
Performance related compensation	518,829	—	—	518,829
General, administrative and other expense	695,511	—	(255)	695,256
Expenses of the Consolidated Funds	—	86,988	(50,578)	36,410
Total expenses	2,712,930	86,988	(50,833)	2,749,085
Other income (expense)
Net realized and unrealized gains (losses) on investments	(27,924)	—	32,656	4,732
Interest and dividend income	25,196	—	(15,797)	9,399
Interest expense	(71,356)	—	—	(71,356)
Other income, net	11,904	—	1,215	13,119
Net realized and unrealized gains on investments of the Consolidated Funds	—	87,287	(13,901)	73,386
Interest and other income of the Consolidated Funds	—	587,744	(1,215)	586,529
Interest expense of the Consolidated Funds	—	(424,887)	13,526	(411,361)
Total other income (expense), net	(62,180)	250,144	16,484	204,448
Income before taxes	391,142	163,156	(43,492)	510,806
Income tax expense	71,560	331	—	71,891
Net income	319,582	162,825	(43,492)	438,915
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	162,825	(43,492)	119,333
Net income attributable to Ares Operating Group entities	319,582	—	—	319,582
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(851)	—	—	(851)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	152,892	—	—	152,892
Net income attributable to Ares Management Corporation Class A and non-voting common stockholders	$167,541	$—	$—	$167,541

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2021
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,655,943	$—	$(44,896)	$1,611,047
Carried interest allocation	2,073,551	—	—	2,073,551
Incentive fees	338,334	—	(5,458)	332,876
Principal investment income	120,896	—	(21,463)	99,433
Administrative, transaction and other fees	99,667	—	(4,483)	95,184
Total revenues	4,288,391	—	(76,300)	4,212,091
Expenses
Compensation and benefits	1,162,633	—	—	1,162,633
Performance related compensation	1,740,786	—	—	1,740,786
General, administrative and other expense	444,178	—	—	444,178
Expenses of the Consolidated Funds	—	113,024	(50,538)	62,486
Total expenses	3,347,597	113,024	(50,538)	3,410,083
Other income (expense)
Net realized and unrealized gains on investments	11,920	—	7,182	19,102
Interest and dividend income	14,199	—	(4,334)	9,865
Interest expense	(36,760)	—	—	(36,760)
Other income, net	15,080	—	(678)	14,402
Net realized and unrealized gains on investments of the Consolidated Funds	—	91,390	(14,087)	77,303
Interest and other income of the Consolidated Funds	—	437,140	678	437,818
Interest expense of the Consolidated Funds	—	(272,155)	14,107	(258,048)
Total other income, net	4,439	256,375	2,868	263,682
Income before taxes	945,233	143,351	(22,894)	1,065,690
Income tax expense	147,297	88	—	147,385
Net income	797,936	143,263	(22,894)	918,305
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	143,263	(22,894)	120,369
Net income attributable to Ares Operating Group entities	797,936	—	—	797,936
Less: Net loss attributable to redeemable interest in Ares Operating Group entities	(1,341)	—	—	(1,341)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	390,440	—	—	390,440
Net income attributable to Ares Management Corporation	408,837	—	—	408,837
Less: Series A Preferred Stock dividends paid	10,850	—	—	10,850
Less: Series A Preferred Stock redemption premium	11,239	—	—	11,239
Net income attributable to Ares Management Corporation Class A common stockholders	$386,748	$—	$—	$386,748

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Revenues
Management fees	$1,195,876	$—	$(45,268)	$1,150,608
Carried interest allocation	505,608	—	—	505,608
Incentive fees	38,043	—	(141)	37,902
Principal investment income	4,044	—	24,508	28,552
Administrative, transaction and other fees	57,200	—	(15,824)	41,376
Total revenues	1,800,771	—	(36,725)	1,764,046
Expenses
Compensation and benefits	767,252	—	—	767,252
Performance related compensation	404,116	—	—	404,116
General, administrative and other expense	258,999	—	—	258,999
Expenses of the Consolidated Funds	—	65,527	(45,408)	20,119
Total expenses	1,430,367	65,527	(45,408)	1,450,486
Other income (expense)
Net realized and unrealized losses on investments	(8,720)	—	(288)	(9,008)
Interest and dividend income	11,641	—	(3,570)	8,071
Interest expense	(24,908)	—	—	(24,908)
Other income, net	2,858	—	8,433	11,291
Net realized and unrealized losses on investments of the Consolidated Funds	—	(109,387)	12,523	(96,864)
Interest and other income of the Consolidated Funds	—	473,857	(10,205)	463,652
Interest expense of the Consolidated Funds	—	(293,476)	7,160	(286,316)
Total other income (expense), net	(19,129)	70,994	14,053	65,918
Income before taxes	351,275	5,467	22,736	379,478
Income tax expense	54,875	118	—	54,993
Net income	296,400	5,349	22,736	324,485
Less: Net income attributable to non-controlling interests in Consolidated Funds	—	5,349	22,736	28,085
Net income attributable to Ares Operating Group entities	296,400	—	—	296,400
Less: Net loss attributable to redeemable interests in Ares Operating Group entities	(976)	—	—	(976)
Less: Net income attributable to non-controlling interests in Ares Operating Group entities	145,234	—	—	145,234
Net income attributable to Ares Management Corporation	152,142	—	—	152,142
Less: Series A Preferred Stock dividends paid	21,700	—	—	21,700
Net income attributable to Ares Management Corporation Class A common stockholders	$130,442	$—	$—	$130,442

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2022
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$319,582	$162,825	$(43,492)	$438,915
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	200,391	—	—	200,391
Depreciation and amortization	341,341	—	—	341,341
Net realized and unrealized losses on investments	15,717	—	(4,788)	10,929
Investments purchased	(443,505)	—	72,381	(371,124)
Proceeds from sale of investments	303,987	—	(121,494)	182,493
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized gains on investments	—	(87,287)	13,901	(73,386)
Other non-cash amounts	—	(33,822)	—	(33,822)
Investments purchased	—	(9,408,078)	(25,951)	(9,434,029)
Proceeds from sale of investments	—	8,198,812	—	8,198,812
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(28,161)	—	7,549	(20,612)
Due to/from affiliates	(125,407)	—	164,480	39,073
Other assets	(101,275)	—	(3,930)	(105,205)
Accrued compensation and benefits	200,769	—	—	200,769
Accounts payable, accrued expenses and other liabilities	(50,471)	—	(1,214)	(51,685)
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	324,550	324,550
Change in other assets and receivables held at Consolidated Funds	—	286,895	(135,000)	151,895
Change in other liabilities and payables held at Consolidated Funds	—	(733,417)	—	(733,417)
Net cash provided by (used in) operating activities	632,968	(1,614,072)	246,992	(734,112)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(35,796)	—	—	(35,796)
Acquisitions, net of cash acquired	(301,583)	—	—	(301,583)
Net cash used in investing activities	(337,379)	—	—	(337,379)
Cash flows from financing activities:
Proceeds from Credit Facility	1,380,000	—	—	1,380,000
Proceeds from senior notes	488,915	—	—	488,915
Repayments of Credit Facility	(1,095,000)	—	—	(1,095,000)
Dividends and distributions	(836,364)	—	—	(836,364)
Stock option exercises	21,205	—	—	21,205
Taxes paid related to net share settlement of equity awards	(201,311)	—	—	(201,311)
Other financing activities	4,055	—	—	4,055
Allocable to redeemable and non-controlling interests in Consolidated Funds:
Contributions from redeemable and non-controlling interests in Consolidated Funds	—	596,777	(47,381)	549,396
Distributions to non-controlling interests in Consolidated Funds	—	(303,230)	124,939	(178,291)
Borrowings under loan obligations by Consolidated Funds	—	1,140,680	—	1,140,680
Repayments under loan obligations by Consolidated Funds	—	(145,222)	—	(145,222)
Net cash provided by (used in) financing activities	(238,500)	1,289,005	77,558	1,128,063
Effect of exchange rate changes	(10,757)	517	—	(10,240)
Net change in cash and cash equivalents	46,332	(324,550)	324,550	46,332
Cash and cash equivalents, beginning of period	343,655	1,049,191	(1,049,191)	343,655
Cash and cash equivalents, end of period	$389,987	$724,641	$(724,641)	$389,987
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisitions	$12,835	$—	$—	$12,835
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,463	$260,866	$—	$320,329
Cash paid during the period for income taxes	$104,544	$320	$—	$104,864

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

Ares Management Corporation
Notes to the Consolidated Financial Statements (Continued)
(Dollars in Thousands, Except Share Data and As Otherwise Noted)

	Year ended December 31, 2020
	Consolidated Company Entities	Consolidated Funds	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$296,400	$5,349	$22,736	$324,485
Adjustments to reconcile net income to net cash provided by operating activities:
Equity compensation expense	122,986	—	—	122,986
Depreciation and amortization	41,248	—	—	41,248
Net realized and unrealized (gains) losses on investments	20,651	—	(28,690)	(8,039)
Investments purchased	(352,750)	—	261,899	(90,851)
Proceeds from sale of investments	207,986	—	(33,307)	174,679
Adjustments to reconcile net income to net cash used in operating activities allocable to non-controlling interests in Consolidated Funds:
Net realized and unrealized losses on investments	—	109,387	(12,523)	96,864
Other non-cash amounts	—	(34,297)	—	(34,297)
Investments purchased	—	(6,580,784)	(34,948)	(6,615,732)
Proceeds from sale of investments	—	5,502,325	—	5,502,325
Cash flows due to changes in operating assets and liabilities:
Net carried interest and incentive fees receivable	(17,687)	—	—	(17,687)
Due to/from affiliates	(82,222)	—	6,037	(76,185)
Other assets	(34,523)	—	(2,171)	(36,694)
Accrued compensation and benefits	47,875	—	—	47,875
Accounts payable, accrued expenses and other liabilities	31,240	—	(10,205)	21,035
Cash flows due to changes in operating assets and liabilities allocable to non-controlling interest in Consolidated Funds:
Change in cash and cash equivalents held at Consolidated Funds	—	—	83,945	83,945
Net cash acquired with consolidation/ deconsolidation of Consolidated Funds	—	60,895	—	60,895
Change in other assets and receivables held at Consolidated Funds	—	(55,461)	22,163	(33,298)
Change in other liabilities and payables held at Consolidated Funds	—	10,787	—	10,787
Net cash provided by (used in) operating activities	281,204	(981,799)	274,936	(425,659)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements, net of disposals	(15,942)	—	—	(15,942)
Acquisitions, net of cash acquired	(120,822)	—	—	(120,822)
Net cash used in investing activities	(136,764)	—	—	(136,764)
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock	383,154	—	—	383,154
Proceeds from Credit Facility	790,000	—	—	790,000
Proceeds from Senior Notes	399,084	—	—	399,084
Repayments of Credit Facility	(860,000)	—	—	(860,000)
Dividends and distributions	(446,780)	—	—	(446,780)
Series A Preferred Stock dividends	(21,700)	—	—	(21,700)
Stock option exercises	92,877	—	—	92,877
Taxes paid related to net share settlement of equity awards	(95,368)	—	—	(95,368)
Other financing activities	(1,531)	—	—	(1,531)
Allocable to non-controlling interests in Consolidated Funds:
Contributions from non-controlling interests in Consolidated Funds	—	359,381	(226,951)	132,430
Distributions to non-controlling interests in Consolidated Funds	—	(287,467)	35,960	(251,507)
Borrowings under loan obligations by Consolidated Funds	—	1,013,291	—	1,013,291
Repayments under loan obligations by Consolidated Funds	—	(190,055)	—	(190,055)
Net cash provided by financing activities	239,736	895,150	(190,991)	943,895
Effect of exchange rate changes	17,252	2,704	—	19,956
Net change in cash and cash equivalents	401,428	(83,945)	83,945	401,428
Cash and cash equivalents, beginning of period	138,384	606,321	(606,321)	138,384
Cash and cash equivalents, end of period	$539,812	$522,376	$(522,376)	$539,812
Supplemental disclosure of non-cash financing activities:
Issuance of Class A common stock in connection with acquisitions	$305,388	$—	$—	$305,338
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,127	$235,005	$—	$257,132
Cash paid during the period for income taxes	$38,005	$169	$—	$38,174

17. SUBSEQUENT EVENTS
The Company evaluated all events or transactions that occurred after December 31, 2022 through the date the consolidated financial statements were issued. During this period, the Company had the following material subsequent events that require disclosure:
In February 2023, the Company’s board of directors declared a quarterly dividend of $0.77 per share of Class A and non-voting common stock payable on March 31, 2023 to common stockholders of record at the close of business on March 17, 2023.